Form 10-K
period 1993-10-31
NORDSON CORP
filed 1994-01-28
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 [FEE REQUIRED]
 for the fiscal year ended October 31, 1993
                           ----------------
                                          OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 for the transition period from __________ to __________

Commission file number   0-7977
                         ------

                               NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                               34-0590250
- -------------------------------             --------------------
    (State of incorporation)                  (I.R.S. Employer
                                             Identification No.)

28601 Clemens Road, Westlake, Ohio  44145      (216) 892-1580
- -----------------------------------------   --------------------
 (Address of principal executive offices)    (Telephone Number)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares with no par value
                        -------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No _____
                                                     ---

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $741,449,000 as of December 31, 1993
        ------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
18,712,497 Common Shares as of December 31, 1993
- ------------------------------------------------

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

          Portions of the 1993 Annual Report - Parts I, II and IV
          -------------------------------------------------------
     Portions of the Proxy Statement for the 1994 Annual Meeting - Part III
     ----------------------------------------------------------------------

                                     PART I

Item 1.  Business.

                        GENERAL DEVELOPMENT OF BUSINESS


General Description of Business

          Nordson Corporation (the "Company") was formed in 1954. The Company engineers, manufactures and markets sophisticated systems that apply liquid and powder coatings, sealants and adhesives to consumer and industrial products during manufacturing processes. In the foreseeable future, the Company expects to continue to operate primarily within the industrial application systems business.

Corporate Purpose

          The Company strives to be a vital, self-renewing, worldwide organization which, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for its customers, employees, shareholders and communities.

Overall Strategy

          The Company offers its customers a Package of Values(TM) which includes carefully engineered, durable products, strong service support, the backing of a well-established worldwide company with financial and technical strengths, and a commitment to deliver what was promised. These features provide genuine customer satisfaction, the foundation of continued growth.

          Growth is achieved by seizing opportunities to sell existing products into new markets, developing new products and investing in systems to maximize productivity. This strategy is augmented through engineering, research and development, product-line additions, and business acquisitions that can serve multi-national industrial markets.

          Complementing the Company's business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation.

          Finally, the Company is committed to contributing an average of 5 percent of domestic pretax earnings to human services, health, education and other charitable activities, particularly in communities where the Company has major facilities.

Share Repurchase Program

          The share repurchase program, which commenced in 1984, continued through 1993. The primary purpose of this program is to provide shares for the Company's Long-Term Performance Plan which provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. During fiscal 1993, the Company repurchased 299,149 common shares and issued 272,873 common shares from treasury under company stock and employee benefit programs.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT,
               FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES


          Pursuant to the Financial Accounting Standards Board Statement
No. 14, "Financial Reporting for Segments of a Business Enterprise", the Company has reported in Note 12 of Notes to Consolidated Financial Statements on pages 34 and 35 of the 1993 Annual Report, incorporated herein by reference thereto, information about the Company's single industry segment and its foreign and domestic operations. Export sales amounted to $109,371,000, $104,646,000, and $103,947,000 in 1993, 1992, and 1991,
respectively.

                       NARRATIVE DESCRIPTION OF BUSINESS

Principal Products, Markets, and Methods of Distribution

          The Company offers a full range of industrial equipment to apply liquid and powder coatings, thermo-plastic adhesives and sealants, as well as special "performance compounds" and other technology-oriented materials. Equipment ranges from low-volume, manually-operated systems to sophisticated programmable automated systems. The following presents the Company's various products and their uses, arranged by the markets which they serve:

          Packaging - Automated adhesive dispensing systems for sealing corrugated cases and paperboard cartons and stabilizing pallets in the food, beverage, agriculture, cosmetics, and pharmaceuticals industries.

          Product Assembly - Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products in the appliance, automotive, book binding, building/construction, cosmetics, electronics, furniture, and telecommunications industries.

          Nonwovens - Automated equipment for applying adhesives, superabsorbent powders, liquids and fibers to assemble baby diapers, feminine hygiene products, adult incontinence products, and bedpads.

          Converting - Coating and laminating systems for applying hot melt adhesives onto continuous webs such as paper and film label stocks, board stocks, surgical drapes, fabrics, interlinings, and automotive textiles.

          Advanced Gasketing - Automated equipment for dispensing foamed adhesives and sealants to make form-in-place gaskets for automotive components, appliances and electrical enclosures.

          Powder Coating - Electrostatic spray equipment for applying powder paints and coatings to appliances, automotive components, metal office furniture/storage shelving, electrical transformers, and recreational equipment.

          Liquid Finishing - Electrostatic spray systems for applying liquid paints and coatings to plastic, metal and wood products such as automotive components, furniture, kitchen and bath cabinets, doors and frames, and pipes and tubing.

          Automotive - Liquid and powder finishing systems for spraying powder primers and anti-chip coatings to automobile body panels and applying basecoats and clearcoats; adhesive and sealant dispensing systems for bonding and sealing glass and interior seams.

          Container Coating - Automated equipment for applying liquid and powder coatings to the interiors and ends of metal containers in the food and beverage industries.

          Electronics - Automated conformal coating equipment for applying protective materials to printed circuit boards and electronic assemblies in the appliance, automotive, avionics, defense, electrical/electronics, and telecommunications industries.

          The Company markets its products in the United States and forty-nine other countries, primarily through a direct sales force, and in nine countries through qualified distributors. With approximately sixty percent of the Company's business attributable to international sales, the Company has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment which meets the specific needs of its customers.

Manufacturing and Raw Materials

          The manufacturing operations of the Company consist of machining and finishing specially designed parts and assembling components into finished equipment. Many of the components are manufactured in standard modules, to permit one component to be used interchangeably in more than one product and to permit the ready assembly of components in different combinations for a variety of equipment models. Manufacturing operations are located in Amherst, Ohio; Elyria, Ohio; Norcross, Georgia; Sand City, California; Luneberg, Germany and Stenungsund, Sweden.

          The principal raw materials used in the manufacture of the Company's products include metals and plastics in the form of sheets, bar stock, castings, forgings and tubing. The Company also purchases many electrical and electronic components, fabricated and semi-fabricated metal parts, high-pressure fluid hoses, packings, seals and other items.

          The Company's policy is to select suppliers based on the competitive value offered in terms of total cost and quality. Substantially all of its materials are available through multiple sources.

          The Company maintains an extensive quality control program for all its equipment and machinery. This program is supervised by the Company's Vice President, Manufacturing.

          Because of varying degrees of availability of natural gas and other fuels, the Company has developed standby capacity to utilize other energy sources as an alternative. No material adverse effect on its business has resulted or is anticipated to result from energy shortages.

Patents and Trademarks

          The Company follows the practice of maintaining trademark and patent protection both domestically and internationally. No aspect of the Company's business is materially dependent upon any one or more of the patents or on patent protection in general.

Seasonal Variation in Business

          There is no significant seasonal variation in the Company's business.

Working Capital Practices

          The Company has no special or unusual practices affecting working capital items. However, for customized equipment and systems, the Company generally requires substantial advance payments as deposits and, in certain cases, progress payments during the manufacturing process. A significant part of the Company's Package of Values(TM) is service, including service in the form of a very high level of product availability at the time of order entry, which requires a relatively high investment in inventory.

Customers

          The Company has a large number of customers representing a wide variety of industries and geographic regions. The loss of a single or a few customers would not have a materially adverse effect on the Company's business. No single customer accounted for 5 percent or more of sales in the year ended October 31, 1993.

Backlog

          The Company's backlog of orders has increased to $43,213,000 at October 31, 1993 as compared to $40,751,000 at November 1, 1992. All orders included in the October 1993 backlog are expected to be shipped to customers in fiscal 1994.

Government Contracts

          The Company's business does not include, and does not depend upon, a significant amount of governmental contracts or sub-contracts. Therefore, no material part of the Company's business is subject to renegotiation or termination at the option of the government.

Competitive Conditions

          The Company maintains competitive advantage through leadership in the areas of product innovation, quality, delivery and performance as well as customer service. Although material applications vary, all Nordson systems provide one or more customer benefits in terms of: ease of application; increased productivity; labor, material and energy savings; reduced space requirements; improved plant environmental conditions; greater operating efficiencies; lower maintenance costs; and stronger, more attractive products.

          The industrial application systems business is highly competitive. The Company's equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, assembly, finishing and coating techniques. Any production process involving the application of a material to a substrate or surface represents a potential use of the Company's equipment. The Company is a leading producer of powder coating systems as well as equipment for applying hot melt adhesives. The
Company depends upon the quality and features of its equipment and its marketing techniques to maintain its market position.

Research and Development

          The Company places strong emphasis on the development of new products and improvement of existing products through its own research staff. The Company's expenditures for research and development were approximately $19,655,000 in fiscal 1993 as compared to approximately $18,431,000 in fiscal 1992 and $17,999,000 in fiscal 1991, and as a percentage of net sales were approximately 4.3 percent for fiscal 1993, 4.3 percent for fiscal 1992 and 4.6 percent for fiscal 1992.

Environmental Compliance

          Compliance by the Company with federal, state and local environmental protection laws during fiscal 1993 had no material effect on capital expenditures, earnings or the competitive position of the Company. No material effect is anticipated for fiscal 1994.

Employees

          As of October 31, 1993, the Company has approximately 3,102 employees, which includes each person employed on a full-time basis as one unit and all part- time personnel (the number of which is not material) stated in equivalent units.

Item 2.   Properties.

          The following table summarizes the principal properties of the Company.

                     Description                      Approximate
Location             of Property                      Square Feet
- --------             -----------                      -----------
Amherst, Ohio        A manufacturing, laboratory        474,000
                     and office complex located
                     on 52 acres of land

Westlake, Ohio       An office and laboratory            65,000
                     building located on 25 acres
                     of land

Elyria, Ohio         A manufacturing and warehouse       20,000
                     building

Duluth, Georgia      An office and laboratory            91,000
                     building (leased)

Norcross, Georgia    A manufacturing, laboratory        112,000
                     and office building located
                     on 10 acres of land

                     A manufacturing and office          27,000
                     building (leased)

Sand City,           Five manufacturing, laboratory      27,000
California           and office buildings (leased)

Albertslund,         An office and warehouse             16,000
Denmark              building

Luneberg,            A manufacturing, laboratory        120,000
Germany              and office complex

Stenungsund,         A manufacturing and office          13,000
Sweden               building


          Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

          Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed twenty-five years and generally contain a provision for cancellation with some penalty at an earlier date.

          In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in
Note 13 of Notes to Consolidated Financial Statements on page 36 of the 1993 Annual Report, incorporated herein by reference thereto.

Item 3.   Legal Proceedings.

          The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Executive Officers of the Company.

     The executive officers of the Company as of December 31, 1993 were as follows:


Name                     Position
- ----                     --------
Eric T. Nord             Chairman of the Board

William P. Madar         President and Chief Executive Officer

Werner Bohm              Vice President

Drexel R. Bunch          Vice President, Manufacturing

Edward P. Campbell       Vice President

Bruce H. Fields          Vice President, Human Resources

John E. Jackson          Vice President

Dr. Richard G. Klein     Vice President, Corporate Research and Technology

Donald J. McLane         Vice President

Yoshihiko Miyahara       Vice President

Thomas L. Moorhead       Vice President, Law and Assistant Secretary

Nicholas D. Pellecchia   Vice President, Finance and Treasurer

Robert E. Thayer         Vice President

William D. Ginn          Secretary

          Mr. Eric T. Nord, age 76, joined the predecessor of the Company in 1939 and was Chairman of the Board and Chief Executive Officer prior to his retirement in 1982. He has continued to serve as Chairman of the Board after his retirement.

          Mr. Madar, age 54, joined the Company in 1986 as President and Chief Executive Officer. From 1986 until 1989, he also served as Treasurer.

          Mr. Bohm, age 54, has been employed by the Company for 22 years.
In 1986 he was elected a Vice President, responsible for directing activities of the European Division.

          Mr. Bunch, age 49, joined the Company in 1983. Since 1986, he has served as Vice President, Manufacturing.

          Mr. Campbell, age 44, joined the Company in 1988 as a Vice President, responsible for overseeing corporate research and business development activities, along with information service operations. In 1989 he assumed additional responsibilities for overseeing the manufacturing and human resources functions.

          Mr. Fields, age 42, joined the Company in 1988 as Human Resources Manager for the Application Equipment Division. He was appointed Director, Human Resources in 1989 and was elected Vice President, Human Resources in 1992.

          Mr. Jackson, age 48, joined the Company as Vice President - Operations in 1986 and was later elected Vice President, responsible for the Application Equipment Division. During 1989, he assumed responsibility for the operations of the North American Division.

          Dr. Klein, age 51, has been employed by the Company for thirteen years. He has served as Vice President, Corporate Research & Technology since 1986.

          Mr. McLane, age 50, has been employed by the Company for 19 years. Since 1986, he has served as Vice President, responsible for directing the activities of the Pacific South Division.

          Mr. Miyahara, age 56, has been employed by the Nordson organization for over 20 years and served as Managing Director of Nordson K.K. (a wholly-owned Japanese subsidiary). In 1987, he was appointed President of the Japanese Division and Chief Executive Office of Nordson K.K. In 1989 he was elected a Vice President of the Company with continuing responsibility to direct the activities of the Japanese Division.

          Mr. Moorhead, age 57, joined the Company in 1969, and has served as Vice President - Law and Assistant Secretary since 1981.

          Mr. Pellecchia, age 48, joined the Company in 1981 and was elected Vice President - Finance in 1986. In 1989, he assumed the additional responsibilities of Treasurer.

          Mr. Thayer, age 62, has been employed by the Company for 29 years. He was elected a Vice President in 1978. In 1986, he assumed responsibility for directing activities of the North American Division. In 1989, he assumed responsibility for overseeing product development and sales activities of Nordson's businesses directed toward the nonwovens and converting markets. In 1989 and 1990, he also directed the operations and integration of the German-based Meltex business, acquired in 1989.

          Mr. Ginn, age 70, has been Of Counsel to the law firm of Thompson, Hine and Flory, Cleveland, Ohio since January 1993. Prior to that time, he had been a Partner with Thompson, Hine and Flory since 1959. He has been Secretary of the Company since 1966.

          Messrs. Eric T. Nord and Evan W. Nord (director and retired officer) are brothers. No other directors and officers are related.

                                    PART II


Item 5.   Market for the Company's Common Equity and Related Stockholder
          Matters.

Market Information and Dividends.

          The Company's common shares are listed on the NASDAQ National Market System. The information appearing under the caption "Investor Information" on page 44 of the 1993 Annual Report is incorporated herein by reference thereto.

Holders.

          The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1993 was as follows:

                                              Number of
               Title of Class                Record Holders
               --------------                --------------
               Common shares with no
                 par value                        2,845


Item 6.   Selected Financial Data.

          The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 40 and 41 of the 1993 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 18 and 19 of the 1993 Annual Report.


Item 8.   Financial Statements and Supplementary Data.

          The information required by this item appears on pages 20 through 38 of the 1993 Annual Report, incorporated herein by reference thereto.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company.

          The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 1 through 5 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1994.

          Executive officers of the Company serve for a term of one year from date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Company."


Item 11.  Executive Compensation.

          The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on page 5 and information pertaining to compensation of officers located on pages 8 through 25 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1994.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 6 through 8 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1994.


Item 13.  Certain Relationships and Related Transactions.

          William D. Ginn, a director and Secretary of the Company, is Of Counsel to Thompson, Hine and Flory, a law firm which has in the past provided and continues to provide legal services to the Company.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1), (a)(2) and (d). Financial Statements and Financial Statement
                                  Schedules.

          The financial statements and financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

          (a)(3) and (c). Exhibits.

          The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

          (b)  Reports on Form 8-K.

          None.


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NORDSON CORPORATION




Date:  January 28, 1994                 By: /s/ Nicholas D. Pellecchia
                                            -------------------------------
                                             Nicholas D. Pellecchia
                                             Vice President, Finance
                                               and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eric T. Nord                                                     January 28, 1994
- -----------------------------
Eric T. Nord
Director and Chairman of the Board


/s/ William P. Madar                                                 January 28, 1994
- ----------------------------
William P. Madar
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Nicholas D. Pellecchia                                           January 28, 1994
- ----------------------------
Nicholas D. Pellecchia
Vice President-Finance and Treasurer
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                                  January 28, 1994
- ----------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                               January 28, 1994
- ----------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                              January 28, 1994
- ----------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                                January 28, 1994
- ----------------------------
Stephen R. Hardis
Director


/s/ Dr. Jacob O. Kamm                                                January 28, 1994
- ----------------------------
Dr. Jacob O. Kamm
Director


/s/ Dr. Anne O. Krueger                                              January 28, 1994
- ----------------------------
Dr. Anne O. Krueger
Director


/s/ Evan W. Nord                                                     January 28, 1994
- ----------------------------
Evan W. Nord
Director

                              NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                    ITEM 14(a)(1), (2) and (3), (c) and (d)


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                         FINANCIAL STATEMENT SCHEDULES


                               INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED OCTOBER 31, 1993

                              NORDSON CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES

                            (Item 14(a)(1) AND (2))


                                                        Page Reference
                                                 ----------------------------

                                                 Form 10-K     Annual Report
                                                 ---------    ---------------
Data incorporated by reference from
  the 1993 Annual Report:
     Consolidated statement of income for
       the years ended October 31, 1993,
       November 1, 1992 and November 3, 1991                          20
     Consolidated balance sheet at
       October 31, 1993 and November 1, 1992                          21
     Consolidated statement of cash flows
       for the years ended October 31, 1993,
       November 1, 1992 and November 3, 1991                          22
     Consolidated statement of shareholders'
       equity for the years ended October 31,
       1993, November 1, 1992 and November 3,
       1991                                                           23
     Notes to consolidated financial statements                    24-38
     Report of independent auditors                                   39


Consolidated financial statement schedules:

     Schedule  V - Property, plant and equipment    18-20

     Schedule VI - Accumulated depreciation and
                   amortization of property,
                   plant and equipment              21-23

     Schedule IX - Short-term borrowings            24

     Schedule  X - Supplementary income
                   statement information            25

     Report of independent auditors                 26

          All other schedules for the Registrant have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

          The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1993 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1993 Annual Report is not to be deemed filed as part of this report.

                              NORDSON CORPORATION
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          Year ended October 31, 1993
                                 (In Thousands)




                    Balance                                          Balance
                    beginning    Additions    Retire-    Other       end of
Classification      of period     at cost      ments     activity    period
- --------------      ---------    ---------    -------    --------    -------
 Land              $  3,748      $     2      $    -    $   (95)CE  $  3,655

 Land improvements    2,363           35           -        (56)CE     2,342


 Buildings and
  improvements       50,538        2,532       1,648     (1,458)CE    49,964


 Machinery and
  equipment          65,266        7,981       2,535     (2,152)CE    68,560

 Construction in
  progress            4,327        5,284           -         (5)CE     9,606

 Property under
  capital leases     12,860        4,670       3,987       (731)CE    12,812
                   --------      -------      ------    -------     --------

                   $139,102      $20,504      $8,170    $(4,497)    $146,939
                   ========      =======      ======    =======     ========




CE - Impact of currency exchange rate fluctuations on foreign operations.



                              NORDSON CORPORATION
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          Year ended November 1, 1992
                                 (In Thousands)




                    Balance                                          Balance
                    beginning    Additions    Retire-    Other       end of
Classification      of period     at cost      ments     activity    period
- --------------      ---------    ---------    -------    --------    -------
 Land              $  3,739      $     3      $   92    $    98 CE  $  3,748

 Land improvements    2,311            9          14         57 CE     2,363


 Buildings and                                              187 A
  improvements       48,094        1,917       1,324      1,664 CE    50,538


 Machinery and                                            1,041 A
  equipment          58,440        6,916       3,000      1,869 CE    65,266

 Construction in
  progress            2,899        1,426           2          4 CE     4,327

 Property under                                             274 A
  capital leases      9,398        5,787       3,221        622 CE    12,860
                   --------      -------      ------    -------     --------

                   $124,881      $16,058      $7,653    $ 5,816     $139,102
                   ========      =======      ======    =======     ========




 A - Property, plant and equipment of acquired business.
CE - Impact of currency exchange rate fluctuations on foreign operations.



                              NORDSON CORPORATION
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          Year ended November 3, 1991
                                 (In Thousands)


                    Balance                                          Balance
                    beginning    Additions    Retire-    Other       end of
Classification      of period     at cost      ments     activity    period
- --------------      ---------    ---------    -------    --------    -------
 Land              $  3,628      $   138      $    -    $   (27)CE  $  3,739

 Land improvements    2,301           29           -        (19)CE     2,311


 Buildings and
  improvements       47,396        1,560         342       (520)CE    48,094


 Machinery and                                              702 A
  equipment          52,827        8,413       2,883       (619)CE    58,440

 Construction in
  progress            3,254         (355)          -          -        2,899

 Property under
  capital leases      8,636        3,666       2,766       (138)CE     9,398
                   --------      -------      ------    -------     --------

                   $118,042      $13,451      $5,991    $  (621)    $124,881
                   ========      =======      ======    =======     ========




 A - Property, plant and equipment of acquired business.
CE - Impact of currency exchange rate fluctuations on foreign operations.



                              NORDSON CORPORATION
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                          Year ended October 31, 1993
                                 (In Thousands)



                                 Additions
                    Balance      Charged To                           Balance
                    beginning    Costs and    Retire-     Other       end of
Classification      of period     Expenses     ments      activity    period
- --------------      ---------    ---------    -------    ---------    -------
 Land improvements   $ 1,374      $   116      $    -    $   (20)CE   $ 1,470

 Buildings and
  improvements        15,922        2,215         862       (336)CE    16,939

 Machinery and
  equipment           39,547        8,165       1,773     (1,301)CE    44,638

 Property under
  capital leases       4,887        3,285       2,737       (232)CE     5,203
                     -------      -------      ------    -------      -------

                     $61,730      $13,781      $5,372    $(1,889)     $68,250
                     =======      =======      ======    =======      =======



CE - Impact of currency exchange rate fluctuations on foreign operations.



Notes:
    (1) The ranges of estimated useful lives used in computing depreciation for financial reporting are: land improvements - 12 to 20 years, buildings - 20 to 50 years, machinery and equipment - 3 to 12 years.

    (2) Amortization of leased property under capital leases is calculated on the straight-line method over the terms of the lease.





                              NORDSON CORPORATION
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                          Year ended November 1, 1992
                                 (In Thousands)



                                 Additions
                    Balance      Charged To                          Balance
                    beginning    Costs and    Retire-    Other       end of
Classification      of period     Expenses     ments     activity    period
- --------------      ---------    ---------    -------    --------    -------
 Land improvements   $ 1,236      $   122      $    4    $   20 CE   $ 1,374

 Buildings and                                              185 A
  improvements        13,834        1,993         520       430 CE    15,922

 Machinery and                                              789 A
  equipment           31,769        7,717       1,861     1,133 CE    39,547

 Property under                                             125 A
  capital leases       3,602        3,160       2,276       276 CE     4,887
                     -------      -------      ------    ------      -------

                     $50,441      $12,992      $4,661    $2,958      $61,730
                     =======      =======      ======    ======      =======


 A - Property, plant and equipment of acquired business.
CE - Impact of currency exchange rate fluctuations on foreign operations.



Notes:
    (1) The ranges of estimated useful lives used in computing depreciation for financial reporting are: land improvements - 12 to 20 years, buildings - 20 to 50 years, machinery and equipment - 3 to 12 years.

    (2) Amortization of leased property under capital leases is calculated on the straight-line method over the terms of the lease.





                              NORDSON CORPORATION
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                          Year ended November 3, 1991
                                 (In Thousands)



                                 Additions
                    Balance      Charged To                          Balance
                    beginning    Costs and    Retire-    Other       end of
Classification      of period     Expenses     ments     activity    period
- --------------      ---------    ---------    -------    --------    -------
                                                         $   (3)CE
 Land improvements   $ 1,390      $   142      $    -      (293)R    $ 1,236

 Buildings and                                              (81)CE
  improvements        12,441        1,856         165      (217)R     13,834

                                                              6 A
 Machinery and                                             (319)CE
  equipment           26,283        7,582       2,293       510 R     31,769

 Property under
  capital leases       3,239        2,360       1,942       (55)       3,602
                     -------      -------      ------    ------      -------

                     $43,353      $11,940      $4,400    $ (452)     $50,441
                     =======      =======      ======    ======      =======


 A - Property, plant and equipment of acquired business.
CE - Impact of currency exchange rate fluctuations on foreign operations.
 R - Reclasses between categories of accumulated depreciation and amortization with a net effect of zero.


Notes:
    (1) The ranges of estimated useful lives used in computing depreciation for financial reporting are: land improvements - 12 to 20 years, buildings - 20 to 50 years, machinery and equipment - 3 to 12 years.

    (2) Amortization of leased property under capital leases is calculated on the straight-line method over the terms of the lease.




                              NORDSON CORPORATION

                      SCHEDULE IX - SHORT-TERM BORROWINGS

      Years Ended October 31, 1993, November 1, 1992 and November 3, 1991
                       (In Thousands Except Percentages)



                                                                                         Weighted
                                                            Maximum        Average        Average
Category of                                   Weighted       Amount         Amount       Interest
 Aggregate                       Balance      Average      Outstanding    Outstanding      Rate
Short-Term                      at End of     Interest       During         During        During
Borrowings (1)                   Period         Rate         Period        Period (2)    Period (3)
- --------------                  ---------     --------     -----------    -----------    ----------
Year Ended October 31, 1993:
  Domestic notes payable-banks   $     -          -          $ 2,850         $ 1,628       3.5%

  International notes payable-
    banks                        $19,050         8.7%        $38,966         $28,984       9.7%

Year Ended November 1, 1992:
  Domestic notes payable-banks   $    -           -          $ 8,651         $ 2,087       4.2%

  International notes payable-
    banks                        $39,743         9.7%        $39,749         $38,222      10.8%

Year Ended November 3, 1991:
  Domestic notes payable-banks   $    -           -          $ 9,200         $ 3,358       8.0%

  International notes payable-
    banks                        $34,285        10.4%        $44,053         $30,802      11.8%


Notes:

(1)  Represents borrowings against lines of credit with several banks.
(2) The average amount outstanding during the period was calculated by dividing the total of borrowings outstanding at the end of each day by 365 days.
(3) The weighted average interest rate during the period was calculated by dividing the actual interest expense on short-term borrowings by the average amount outstanding during the period.

                                        24

                              NORDSON CORPORATION

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

      Years Ended October 31, 1993, November 1, 1992 and November 3, 1991
                                 (In Thousands)




          Item                          Charged To Costs and Expenses
          ----                          -----------------------------

                                                 Year Ended
                                                 ----------


                                          1993      1992      1991
                                         ------    ------    ------
          Advertising Expense            $4,448    $3,482    $3,411





Note:   Information regarding maintenance and repairs, amortization of intangible assets, taxes other than payroll and income taxes, and royalties are not presented because each item does not exceed one percent of total sales.

                         REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Nordson Corporation as of October 31, 1993 and November 1, 1992 and for each of the three years in the period ended October 31, 1993 and have issued our report thereon dated December 7, 1993 [incorporated by reference elsewhere in this Annual Report (Form 10-K)]. Our audits also included the consolidated financial statement schedules of Nordson Corporation as of October 31, 1993 and November 1, 1992 and for each of the three years in the period ended October 31, 1993, listed in item 14(a) of this Annual Report (Form 10-K). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                        /s/ Ernst & Young
                                        Ernst & Young

Cleveland, Ohio
December 7, 1993





                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number    Description
- -------   -----------
(3)       Articles of Incorporation and By-Laws

3-a         1989 Amended Articles of Incorporation
              (incorporated herein by reference to
              Exhibit 3-a to Registrant's Annual Report
              on Form 10-K for the year ended
              October 29, 1989)

3-b         Amendment to 1984 Regulations, adopted
              February 22, 1989, and 1984 Amended
              Regulations, as amended (incorporated
              herein by reference to Exhibit 3-b to
              Registrant's Annual Report on Form 10-K for
              the year ended October 29, 1989)

(4)       Instruments Defining the Rights of Security
            Holders, including indentures

4-a         Instruments related to Industrial Revenue Bonds
              (These instruments are not being filed as
              exhibits to this Annual Report on Form 10-K.
              The Registrant agrees to furnish a copy of
              such instruments to the Commission upon request.)

4-b         Rights Agreement between Nordson Corporation and
              Ameritrust Company National Association

(10)      Material Contracts

10-a        Management Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10-a to Registrant's
              Annual Report on Form 10-K for the year ended
              November 1, 1992)*

10-a-1      Management Incentive Compensation Plan - 1994
              Revisions to Exhibits A, B and C*

10-b        Supplemental retirement benefit agreement between
              the Registrant and Kenneth H. Daly (incorporated
              herein by reference to Exhibit 10-b to Registrant's
              Annual Report on Form 10-K for the year ended
              October 29, 1989)





                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))


Exhibit
Number    Description
- -------   -----------
10-c        1979 Employees Stock Option Plan of the Registrant,
              as amended October 27, 1980 (incorporated herein
              by reference to Exhibit 10-c to Registrant's
              Annual Report on Form 10-K for the year ended
              October 29, 1989)*

10-c-1      Amendment to 1979 Employees Stock Option Plan of
              the Registrant, adopted April 20, 1982
              (incorporated herein by reference to Exhibit
              10-c-1 to Registrant's Annual Report on Form
              10-K for the year ended October 29, 1989)*

10-c-2      Amendments to 1979 Employee Stock Option Plan
              of the Registrant, adopted October 27, 1988*

10-d        1982 Incentive Stock Option Plan of the
              Registrant, as adopted January 18, 1982
              (incorporated herein by reference to Exhibit
              10-e to Registrant's Annual Report on Form
              10-K for the year ended October 29, 1989)*

10-d-1      Amendment to 1982 Incentive Stock Option Plan
              of the Registrant, adopted April 20, 1982
              (incorporated herein by reference to Exhibit
              10-e-1 to Registrant's Annual Report on Form
              10-K for the year ended October 29, 1989)*

10-d-2      Amendments to the 1982 Incentive Stock Option
              Plan of the Registrant, adopted January 30, 1987
              (incorporated herein by reference to Exhibit
              10-e-2 to Registrant's Annual Report on Form 10-K
              for the year ended November 1, 1992)*

10-d-3      Amendment to 1982 Incentive Stock Option Plan of
              the Registrant, adopted October 27, 1988*

10-e        Employment Agreement between the Registrant and
              William P. Madar (incorporated herein by
              reference to Exhibit 10-g to Registrant's
              Annual Report on Form 10-K for the year
              ended October 28, 1990)*










                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number    Description
- -------   -----------
10-e-1      Amendment to Employment Agreement between the
              Registrant and William P. Madar*

10-f        Board of Directors Deferred Compensation Plan, as
              amended October 27, 1988 (incorporated herein
              by reference to Exhibit 10-h to Registrant's
              Annual Report on Form 10-K for the year ended
              October 29, 1989)*

10-g        Employment Agreement between the Registrant and
              John E. Jackson (incorporated herein by reference
              to Exhibit 10-i to Registrant's Annual Report
              on Form 10-K for the year ended November 3, 1991)*

10-h        Indemnity Agreement (incorporated herein by reference
              to Exhibit 10-j to Registrant's Annual Report
              on Form 10-K for the year ended November 3, 1991)*

10-i        Restated Nordson Corporation Excess Defined
              Contribution Retirement Plan (incorporated herein
              by reference to Exhibit 10-k to Registrant's
              Annual Report on Form 10-K for the year ended
              November 1, 1992)*

10-i-1      First Amendment to Nordson Corporation Excess
              Defined Contribution Retirement Plan (incorporated
              herein by reference to Exhibit 10-l-1 to
              Registrant's Annual Report on Form 10-K for the
              year ended October 28, 1990)*

10-j        Nordson Corporation Excess Defined Benefit Pension
              Plan (incorporated herein by reference to Exhibit
              10-l to Registrant's Annual Report on Form 10-K
              for the year ended November 1, 1992)*

10-j-1      First Amendment to Nordson Corporation Excess
              Defined Benefit Pension Plan (incorporated
              herein by reference to Exhibit 10-m-1 to
              Registrant's Annual Report on Form 10-K for the
              year ended October 28, 1990)*





                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number    Description
- -------   -----------
10-k        Officers' Deferred Compensation Plan (incorporated
              herein by reference to Exhibit 10-m to
              Registrant's Annual Report on Form 10-K for the
              year ended November 1, 1992)*

10-l        Employment Agreement between the Registrant and
              Edward P. Campbell*

10-m        1989 Stock Option Plan, as amended
              December 20, 1991 (incorporated herein by
              reference to Exhibit 10-q to Registrant's
              Annual Report on Form 10-K for the year ended
              November 3, 1991)*

10-n        1992 Restricted Stock Plan (incorporated herein
              by reference to Exhibit 10-p to Registrant's
              Annual Report on Form 10-K for the year ended
              November 1, 1992)*

10-o        Nordson Corporation 1993 Long-Term Performance
              Plan (incorporated herein by reference to
              Exhibit 10-q to Registrant's Annual Report
              on Form 10-K for the year ended
              November 1, 1992)*

(11)      Calculation of Earnings per Share

(13)      Selected portions of the 1993 Annual Report

13-a        Management's Discussion and Analysis (pages
              18 and 19 of the 1993 Annual Report)

13-b        Consolidated Statement of Income (page 20
              of the 1993 Annual Report)

13-c        Consolidated Balance Sheet (page 21 of the
              1993 Annual Report)

13-d        Consolidated Statement of Cash Flows (page 22
              of the 1993 Annual Report)

13-e        Consolidated Statement of Shareholders'
              Equity (page 23 of the 1993 Annual Report)

13-f        Notes to Consolidated Financial Statements
              (pages 24 through 38 of the 1993 Annual
              Report)





                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number    Description
- -------   -----------
13-g        Report of Independent Auditors (page 39 of
              the 1993 Annual Report)

13-h        Eleven-Year Summary (pages 40 and 41 of the
              1993 Annual Report)

13-i        Investor Information (page 44 of the 1993
              Annual Report)

(21)      Subsidiaries of the Registrant

(23)      Consent of Independent Auditors

(99)      Additional Exhibits

99-a        Form S-8 Undertakings (Nos. 33-32201, 2-82915,
              33-18279, 33-20451, 33-20452, 33-18309 and
              33-33481) (incorporated herein by reference
              to Exhibit 28-a to Registrant's Annual Report
              on Form 10-K for the year ended October 28, 1990)

99-b        Form S-8 Undertakings (No. 2-66776) (incorporated
              herein by reference to Exhibit 28-b to
              Registrant's Annual Report on Form 10-K for the
              year ended October 28, 1990)

99-c        Annual Report on Form 11-K of the Nordson
              Corporation 1988 Employees Stock Purchase Plan
              for its fiscal year ended December 31, 1993

99-d        Annual Report on Form 11-K of the Nordson
              Corporation 1988 International Employees Stock
              Purchase Plan for its fiscal year ended
              December 31, 1993

99-e        Annual Report on Form 11-K of the Nordson
              Employees' Savings Trust Plan for its fiscal
              year ended December 31, 1993

99-f        Annual Report on Form 11-K of the Nordson
              Hourly-Rated Employees' Savings Trust Plan
              for its fiscal year ended December 31, 1993







          *Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson
            Corporation may be participants.