Form 10-Q
period 1994-01-30
NORDSON CORP
filed 1994-03-15
CIK 72331

                                 FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




(Mark One)
 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended    January 30, 1994
                                  ----------------
                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file no.    0-7977
                    ------------

                            NORDSON CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
- -------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
- ----------------------------------------         -------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                         --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of January 30, 1994: 18,703,020
- ------------------------------------------------------------------

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number
                                                      -----------

     Condensed Consolidated Statement of Income -
      Thirteen Weeks Ended January 30, 1994 and
      January 31, 1993                                      3

     Condensed Consolidated Balance Sheet -
      January 30, 1994 and October 31, 1993                 4

     Condensed Consolidated Statement of Cash
      Flows - Thirteen Weeks Ended January 30, 1994
      and January 31, 1993                                  5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition       7-8

     Calculation of Earnings Per Share                      9


Part II - Other Information


     Item 6, Exhibits and Reports on Form 8-K              10

     Signature                                             11

     Exhibit Index                                         12

                                2

                      Part I - Financial Information

                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)



                                             Thirteen Weeks Ended
                                    January 30, 1994      January 31, 1993
                                    ----------------      ----------------

Sales                                   $104,680               $100,300

Cost of sales                             41,405                 40,318

Selling & administrative expenses         50,960                 48,343
                                         -------                -------
Operating profit                          12,315                 11,639

Other income (expense):
     Interest expense                     (1,080)                (1,646)
     Interest and investment income          292                    284
     Other - net                             560                   (151)
                                         -------                -------
Income before income taxes and
  cumulative effect of accounting
    changes                               12,087                 10,126

Income taxes                               4,291                  3,443
                                         -------                -------
Income before cumulative effect
  of accounting changes                    7,796                  6,683

Cumulative effect of accounting changes        -                 (4,784)
                                         -------                -------
Net income                               $ 7,796                $ 1,899
                                         =======                =======
Weighted average common shares and
     common share equivalents             19,168                 19,229
                                         =======                =======
Primary earnings per share:
  Income before cumulative effect
    of accounting changes                $   .41                $   .35
                                         =======                =======
  Net income                             $   .41                $   .10
                                         =======                =======
Dividends per common share               $   .14                $   .12
                                         =======                =======


See accompanying notes.

                                     3

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                      January 30, 1994     October 31, 1993
                                      ----------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $ 13,005             $ 18,128
  Marketable securities                      6,502                5,235
  Receivables                               95,571              107,395
  Inventories                               87,768               84,661
  Deferred income taxes                     18,440               21,708
  Prepaid expenses                           3,709                4,545
                                          --------             --------
    Total current assets                   224,995              241,672

Property, plant and equipment              151,072              146,939
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (70,691)             (68,250)
Intangible assets - net                     27,859               27,251
Other assets                                 9,012               10,358
                                          --------             --------
                                          $342,247             $357,970
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 20,593             $ 19,050
  Accounts payable                          20,657               22,186
  Current portion of long-term debt          6,166                6,355
  Other current liabilities                 55,191               68,690
                                          --------             --------
    Total current liabilities              102,607              116,281

Long-term debt                              21,430               22,089
Deferred income taxes                            -                  495
Other liabilities                           23,771               22,700

Shareholders' equity:
  Common shares                             12,253               12,253
  Other shareholders' equity               182,186              184,152
                                          --------             --------
    Total shareholders' equity             194,439              196,405
                                          --------             --------
                                          $342,247             $357,970
                                          ========             ========


See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)


                                             Thirteen Weeks Ended
                                    January 30, 1994     January 31, 1993
                                    ----------------     ----------------
Cash flows from operating activities:
  Net income                              $ 7,796              $ 1,899
  Changes in working capital               (5,503)               5,408
  Other - net                               5,675               12,298
                                          -------              -------
                                            7,968               19,605


Cash flows from investing activities:
  Additions to property, plant
    and equipment                          (3,556)              (4,313)
  Proceeds from sale of property,
    plant and equipment                         4                    2
  Acquisition of businesses                (1,518)                (455)
  Purchase of marketable securities        (2,582)              (1,000)
  Proceeds from sale of marketable
    securities                              1,315                3,465
                                          -------              -------
                                           (6,337)              (2,301)

Cash flows from financing activities:
  Proceeds from notes payable               7,040                4,296
  Payment of notes payable                 (5,046)              (5,572)
  Proceeds from long-term debt                  -                  650
  Payment of long-term debt                (1,336)              (2,815)
  Issuance of common shares                   445                  276
  Purchase of treasury shares              (4,262)              (1,645)
  Dividends paid                           (2,613)              (2,243)
                                          -------              -------
                                           (5,772)              (7,053)

Effect of exchange rate changes              (982)                  48
                                          -------              -------
Increase (decrease) in cash                (5,123)              10,299

Cash and cash equivalents
  Beginning of fiscal year                 18,128                7,409
                                          -------              -------
  End of period                           $13,005              $17,708
                                          =======              =======

See accompanying notes.

                                     5

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             January 30, 1994



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended January 30, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1993.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     January 30, 1994      October 31, 1993
                                     ----------------      ----------------
          Finished goods                 $31,825                $30,747
          Work-in-process                 10,521                  8,466
          Raw materials and
            finished parts                45,422                 45,448
                                         -------                -------
                                         $87,768                $84,661
                                         =======                =======

3. ACCOUNTING CHANGES. In the fourth quarter of fiscal 1993, the Company adopted Financial Accounting Standards Board Statements "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), "Accounting for Income Taxes" (FAS 109), and "Employers' Accounting for Postemployment Benefits" (FAS 112). These standards were adopted effective as of the beginning of fiscal 1993. The combined cumulative effect of these changes in accounting principles was an after-tax charge to first quarter earnings of $4,784,000 or $.25 per share. The previously reported first quarter 1993 statement of income and statement of cash flows have been restated to reflect this charge.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF RESULTS OF OPERATIONS AND
                            FINANCIAL CONDITION


The following is Management's discussion and analysis of certain significant factors affecting the Company's results of operations and financial condition for the periods included in the accompanying condensed consolidated financial statements.


                           RESULTS OF OPERATIONS


SALES
- -----
Sales for the first quarter of 1994 increased 4.4% over the comparable 1993 period, with price/volume changes partially offset by currency effects.

Sales gains due to price/volume changes accounted for a 7.3% increase, compared with the same period of the prior year. Volume gains were experienced in all geographic regions. Sales volume in North America was up 7%, shipments in Europe were up 3%, Japanese sales volume increased 10%, and activity in the Pacific Rim countries and Latin America grew 40%. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1994 comprised approxi-mately 61.3% of total sales. Translating international sales at generally higher average exchange rates as compared to the same period in the prior year decreased sales by 2.9% for the first quarter.


OPERATING PROFIT
- ----------------
Operating profit, as a percentage of sales, increased to 11.8% for the first quarter 1994 from 11.6% for first quarter 1993. Compared to the first quarter of the prior year, gross margins, expressed as a percentage of sales, increased to 60.4% from 59.8%. Changes in the mix of products sold and manufacturing efficiencies had a favorable influence on gross margins. The increase in selling and administrative expenses over the first quarter 1993 of 5.4% can be attributed to increased sales volume.


NET INCOME
- ----------
Income before cumulative effect of accounting changes, as a percentage of sales, increased from 6.7% to 7.4% for first quarter 1994 as compared to first quarter 1993. This increase is due to the factors impacting operating profit discussed above. In addition, interest expense decreased $566,000 due to the reduction in debt levels throughout fiscal 1993. Also, the Company experienced currency exchange gains in first quarter 1994 as compared to slight currency exchange losses in 1993.

FOREIGN CURRENCY EFFECTS
- ------------------------
In the aggregate, average exchange rates for first quarter 1994 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates which existed during the comparable 1993 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, the Company estimates that first quarter sales would have been approximately $2,905,000 higher and third-party costs would have been $1,767,000 higher if exchange rates for 1993 had been in effect during 1994.



                            FINANCIAL CONDITION


During the first quarter of 1994, net assets decreased $1,966,000. This decrease is primarily attributable to net purchases of treasury shares amounting to $3,817,000, a reduction of $3,730,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, and the payment of $2,613,000 in dividends, offset by earnings of $7,796,000.

Working capital decreased $3,003,000 during the quarter. This change consisted primarily of decreases in cash and cash equivalents and receivables, offset by increases in inventories and decreases in accounts payable and accrued liabilities. All balances reflect decreases from the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars. In addition, receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter sales of 1993, inventories increased as the Company replenished stocks depleted as a result of those strong fourth quarter sales, and accrued liabilities decreased due to the payment in 1994 of certain accruals accumulated during 1993.

Cash and cash equivalents decreased $5,123,000 during the quarter. Uses for cash included outlays for capital expenditures, acquisition of a business, net purchases of marketable securities, scheduled repayments on long-term debt, purchases of treasury shares, and dividends. Cash from operations, net proceeds from notes payable, and the decrease in cash and cash equivalents were utilized to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                                                        Part I - Exhibit 11

                            NORDSON CORPORATION
                     CALCULATION OF EARNINGS PER SHARE
      (Dollars and shares in thousands except for per share amounts)


                                            Thirteen Weeks Ended
                                    January 30, 1994      January 31, 1993
                                    ----------------      ----------------

Weighted average number of common
  shares outstanding during the
  period                                 18,720                18,772


Effect of Company stock plans
  based on the treasury stock
  method using average market
  price                                     448                   457
                                         ------                ------

Total weighted average common shares
  and common share equivalents           19,168                19,229
                                         ======                ======

Income before cumulative effect of
  accounting changes                     $7,796                $6,683
                                         ======                ======

Net income                               $7,796                $1,899
                                         ======                ======

Primary earnings per share:
  Income before cumulative effect
    of accounting changes                $  .41                $  .35
                                         ======                ======
  Net income                             $  .41                $  .10
                                         ======                ======


                                     9

                        Part II - Other Information




Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share.

          (b) There were no reports on Form 8-K filed for the quarter ended January 30, 1994.



                                    10

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 15, 1994                          Nordson Corporation



                                               /s/ Nicholas D. Pellecchia

                                               Nicholas D. Pellecchia
                                               Vice President-Finance
                                                 and Treasurer
                                               (Principal Financial Officer
                                                  and Chief Accounting
                                                  Officer)

                                    11

                            NORDSON CORPORATION

                               EXHIBIT INDEX



                                                                Page Number



Exhibit 11     Calculation of Earnings Per Share                     9