Form 10-Q
period 1994-05-01
NORDSON CORP
filed 1994-06-14
CIK 72331

                                 FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      May 1, 1994
                               ---------------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

Commission file number     0-7977
                       --------------

                            NORDSON CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
 ------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of May 1, 1994: 18,605,000
- - -------------------------------------------------------------

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number

     Condensed Consolidated Statement of Income -
      Thirteen and Twenty-Six Weeks ended May 1, 1994
      and May 2, 1993                                       3

     Condensed Consolidated Balance Sheet -
      May 1, 1994 and October 31, 1993                      4

     Condensed Consolidated Statement of Cash
      Flows - Twenty-Six Weeks ended May 1, 1994
      and May 2, 1993                                       5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operation        7-8

     Calculation of Earnings Per Share                      9


Part II - Other Information

     Item 4, Submission of Matters to a Vote
      of Security Holders                                  10

     Item 6, Exhibits and Reports on Form 8-K              10

     Signature                                             11

     Exhibit Index                                         12

                        Part I - Financial Information

                              NORDSON CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)
                         Thirteen Weeks Ended        Twenty-Six Weeks Ended
                     May 1, 1994    May 2, 1993    May 1, 1994    May 2, 1993
                     -----------    -----------    -----------    -----------
Sales                  $121,502       $109,250       $226,182       $209,550

Cost of sales            50,792         44,564         92,197         84,882

Selling &
  administrative
  expenses               53,331         49,796        104,291         98,139
                       --------       --------       --------       --------
Operating profit         17,379         14,890         29,694         26,529

Other income (expense):
  Interest expense       (1,147)        (1,863)        (2,227)        (3,509)
  Interest and
    investment income       208            271            500            555
  Other - net               234            117            794            (34)
                       --------       --------       --------       --------
Income before income
  taxes and cumulative
  effect of accounting
  changes                16,674         13,415         28,761         23,541
Income taxes              5,920          4,628         10,211          8,071
                       --------       --------       --------       --------
Income before
  cumulative effect
  of accounting
  changes                10,754          8,787         18,550         15,470
Cumulative effect of
  accounting changes          -              -              -         (4,784)
                       --------       --------       --------       --------
Net income             $ 10,754       $  8,787       $ 18,550       $ 10,686
                       ========       ========       ========       ========
Weighted average common
  shares and common
  share equivalents      19,217         19,171         19,194         19,201
                       ========       ========       ========       ========
Primary earnings per share:
  Income before cumulative
  effect of accounting
  changes              $    .56       $    .46       $    .97       $    .81
                       ========       ========       ========       ========
  Net income           $    .56       $    .46       $    .97       $    .56
                       ========       ========       ========       ========
Dividends per
  common share         $    .14       $    .12       $    .28       $    .24
                       ========       ========       ========       ========

See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                       May 1, 1994      October 31, 1993
                                       -----------      ----------------

ASSETS

Current assets:
  Cash and cash equivalents              $  7,298              $ 18,128
  Marketable securities                     6,477                 5,235
  Receivables                             104,433               107,395
  Inventories                              94,012                84,661
  Deferred income taxes                    19,030                21,708
  Prepaid expenses                          4,162                 4,545
                                         --------              --------
    Total current assets                  235,412               241,672

Property, plant and equipment             156,483               146,939
Less accumulated depreciation and
  amortization of property, plant
  and equipment                           (73,042)              (68,250)
Intangible assets - net                    27,607                27,251
Other assets                                9,195                10,358
                                         --------              --------
                                         $355,655              $357,970
                                         ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $ 20,107              $ 19,050
  Accounts payable                         23,923                22,186
  Current portion of long-term debt         5,346                 6,355
  Other current liabilities                63,895                68,690
                                         --------              --------
    Total current liabilities             113,271               116,281

Long-term debt                             20,432                22,089
Deferred income taxes                           -                   495
Other liabilities                          24,917                22,700

Shareholders' equity:
  Common shares                            12,253                12,253
  Other shareholders' equity              184,782               184,152
                                         --------              --------
    Total shareholders' equity            197,035               196,405
                                         --------              --------
                                         $355,655              $357,970
                                         ========              ========


See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)

                                                Twenty-Six Weeks Ended
                                            May 1, 1994       May 2, 1993
                                            -----------       -----------
Cash flows from operating activities:
     Net income                                $18,550           $10,686
     Changes in working capital                 (7,346)            3,780
     Other - net                                 9,186            17,419
                                               -------           -------
                                                20,390            31,885

Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (8,252)            (7,673)
     Proceeds from sale of property,
          plant and equipment                       5                 81
     Acquisition of new businesses             (1,518)              (455)
     Purchase of marketable securities         (3,557)            (3,925)
     Proceeds from sale of marketable
          securities                            2,315              3,465
                                              -------            -------
                                              (11,007)            (8,507)

Cash flows from financing activities:
     Proceeds from notes payable               16,431              5,184
     Payment of notes payable                 (14,841)           (13,223)
     Proceeds from long-term debt                   -                656
     Payment of long-term debt                 (3,683)            (5,416)
     Issuance of common shares                  1,196              1,550
     Purchase of treasury shares              (13,266)            (6,745)
     Dividends paid                            (5,229)            (4,487)
                                              -------            -------
                                              (19,392)           (22,481)

Effect of exchange rate changes                  (821)              (186)
                                              -------            -------

Increase(decrease) in cash                    (10,830)               711

Cash and cash equivalents
     Beginning of fiscal year                  18,128              7,409
                                              -------            -------
     End of period                            $ 7,298            $ 8,120
                                              =======            =======





See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                May 1, 1994



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended May 1, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1993.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     May 1, 1994          October 31, 1993
                                     -----------          ----------------

          Finished goods                $33,579                   $30,747
          Work-in-process                12,789                     8,466
          Raw materials and
            finished parts               47,644                    45,448
                                        -------                   -------
                                        $94,012                   $84,661
                                        =======                   =======

3. ACCOUNTING CHANGES. In the fourth quarter of fiscal 1993, the Company adopted Financial Accounting Standards Board Statements "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), "Accounting for Income Taxes" (FAS 109), and "Employers' Accounting for Postemployment Benefits" (FAS 112). These standards were adopted effective as of the beginning of fiscal 1993. The combined cumulative effect of these changes in accounting principles was an after-tax charge to first quarter earnings of $4,784,000 or $.25 per share. The previously reported statement of income and statement of cash flows for the twenty-six weeks ended May 2, 1993 have been restated to reflect this charge.

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


                           RESULTS OF OPERATIONS


SALES
- - -----
Sales for the second quarter and year-to-date 1994 increased 11.2% and 7.9%, respectively, over the comparable 1993 periods, with price/volume increases partially offset by currency effects.

In the second quarter, price/volume changes accounted for an 11.7% increase in sales, while for the year-to-date, they accounted for a 9.5% increase. In both the second quarter and year-to-date periods, the Company experienced volume gains in all geographic regions. For the year-to-date period, sales volume in North America was up 12%, shipments in Europe were up 5%, Japanese sales volume increased 6%, and activity in the Pacific Rim countries and Latin America grew 28%. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1994 comprised approxi-mately 60% of total sales. Translating international sales at exchange rates reflecting a generally stronger U.S. dollar as compared to the prior year had the effect of decreasing sales by 0.5% for the second quarter and 1.6% for the year-to-date.

OPERATING PROFIT
- - ----------------
For the second quarter of 1994, operating profit, as a percentage of sales, increased to 14.3% from 13.6% for the same period of 1993. Year-to-date operating profit rose to 13.1% of sales for 1994 from 12.7% in 1993.

As a percentage of sales, gross margins decreased in the second quarter and year-to-date periods of 1994 over the comparable 1993 periods, which can be traced to changes in the mix of products sold. These declines in gross margins were more than offset by reductions in selling and administrative expenses, expressed as a percentage of sales, as spending grew at a slower rate than sales.

NET INCOME
- - ----------
For the second quarter of 1994, net income, as a percentage of sales, advanced to 8.9% compared with 8.0% for the same period of 1993. Year-to-date income before cumulative effect of accounting changes increased to 8.2% of sales for 1994 from 7.4% in 1993.

These increases were due to the factors impacting operating profit discussed above. In addition, interest expense decreased in both 1994 periods as compared to 1993 due to reductions in debt throughout fiscal 1993. Also, the Company experienced greater currency exchange gains in 1994, particularly in the first quarter, compared with the comparable 1993 periods.

FOREIGN CURRENCY EFFECTS
- - ------------------------
In the aggregate, average exchange rates for second quarter and year-to-date 1994 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1993 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, the Company estimates that for second quarter 1994, sales would have been approximately $513,000 higher while third-party costs and expenses would have been $398,000 higher if exchange rates for 1993 had been in effect during 1994. For year-to-date 1994, sales would have been approximately $3,418,000 higher and third-party costs and expenses $2,165,000 higher if exchange rates for 1993 had been in effect during 1994.


                            FINANCIAL CONDITION

During the first half of 1994, net assets increased $630,000. Earnings of $18,550,000 were substantially offset by net repurchases of Nordson stock totalling $12,070,000 and the payment of $5,229,000 in dividends.

Working capital, as of the end of the quarter, decreased $3,250,000 over the prior year-end. This change consisted primarily of decreases in cash and cash equivalents and accounts receivable, offset by increases in inventories and decreases in accrued liabilities. Receivables decreased as a result of the collection of year-end receivables arising from strong sales in the fourth quarter of 1993, and a larger proportion in 1994 of domestic sales which customarily have shorter credit terms. Changes in inventories can be traced to increases in component inventory related to greater demand and in work-in-process associated with large engineered systems. Accrued liabilities decreased due to the payment in 1994 of certain accruals accumulated during 1993.

Cash and cash equivalents decreased $10,830,000 during the first half of 1994. Uses for cash included repurchases of Nordson stock, outlays for capital expenditures, dividends, and net payments on long-term borrowings. Cash from operations and the decrease in cash and cash equivalents were utilized to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                                                           Part I - Exhibit 11

                              NORDSON CORPORATION
                       CALCULATION OF EARNINGS PER SHARE
        (Dollars and shares in thousands except for per share amounts)

                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                    May 1, 1994    May 2, 1993     May 1, 1994    May 2, 1993
                    -----------    -----------     -----------    -----------


Weighted average number
  of common shares
  outstanding during
  the period            18,681         18,729          18,702         18,750

Effect of Company
  stock plans based on
  the treasury stock
  method using average
  market price             536            442             492            451
                       -------        -------         -------        -------
Total weighted average
  common shares and
  common share
  equivalents           19,217         19,171          19,194         19,201
                       =======        =======         =======        =======
Income before
  cumulative effect
  of accounting
  changes              $10,754        $ 8,787         $18,550        $15,470
                       =======        =======         =======        =======

Net income             $10,754        $ 8,787         $18,550        $10,686
                       =======        =======         =======        =======
Primary earnings per
  share:
    Income before
      cumulative
      effect of
      accounting
      changes          $   .56        $   .46         $   .97        $   .81
                       =======        =======         =======        =======

    Net income         $   .56        $   .46         $   .97        $   .56
                       =======        =======         =======        =======






                        Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Nordson Corporation was held on March 10, 1994, for the purpose of electing three directors.

All of management's nominees for directors, as listing in the proxy state-ment, were elected by the following votes:

          William P. Madar:        For       17,463,962
                                   Withheld      53,480

          William W. Colville:     For       17,468,387
                                   Withheld      49,055

          Evan W. Nord:            For       17,466,564
                                   Withheld      50,878

In addition to the above directors, the following directors' terms of office continued after the meeting: Dr. Glenn R. Brown, William D. Ginn, Stephen R. Hardis, Dr. Jacob O. Kamm, Dr. Anne O. Krueger and Eric T. Nord.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share.

          (b) There were no reports on Form 8-K filed for the quarter ended May 1, 1994.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 14, 1994                         Nordson Corporation



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