Form 10-K/A
period 1993-10-31
NORDSON CORP
filed 1994-06-28
CIK 72331

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-K/A
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended   October 31, 1993
                          --------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from            to
                               ----------    ----------

Commission file number   0-7977
                       ----------

                            NORDSON CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Ohio                                 34-0590250
- - -------------------------------        ------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio  44145                  (216) 892-1580
- - -----------------------------------------                ------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) $741,449,000 as of December 31, 1993
          ------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
18,712,497 Common Shares as of December 31, 1993
- - ------------------------------------------------


Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

          Portions of the 1993 Annual Report - Parts I, II and IV
  Portions of the Proxy Statement for the 1994 Annual Meeting - Part III

































                                  1 of 26

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K dated January 28, 1994 as set forth in the pages attached hereto:



Exhibit 99-e  Form 11-K for Nordson Employees' Savings Trust Plan

Item 9.   Financial Statements and Exhibits.

     (a)  Financial Statements                                   Page No.

          Report of Independent Auditors                               5

          Statement of net assets available for plan benefits        6-7

          Statement of changes in net assets available for
          plan benefits                                                8

          Notes to financial statements                             9-13

     (b)  Exhibits

          Consent of Independent Auditors                             14



Exhibit 99-f  Form 11-K for Nordson Hourly-Rated Employees'
               Savings Trust Plan

Item 9.   Financial Statements and Exhibits.

     (a)  Financial Statements                                   Page No.

          Report of Independent Auditors                              16

          Statement of net assets available for plan benefits      17-18

          Statement of changes in net assets available for
          plan benefits                                               19

          Notes to financial statements                            20-25

     (b)  Exhibits

          Consent of Independent Auditors                             26

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        NORDSON CORPORATION




Date:  June 28, 1994                    /s/ Nicholas D. Pellecchia
                                        --------------------------

                                        Nicholas D. Pellecchia
                                        Vice President-Finance & Treasurer