Form 10-Q
period 1994-07-31
NORDSON CORP
filed 1994-09-13
CIK 72331

                                 FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      July 31, 1994
                               ------------------------

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------

Commission file number     0-7977
                       ---------------

                            NORDSON CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)



               Ohio                                   34-0590250
 ------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of July 31, 1994: 18,510,218
- - ---------------------------------------------------------------

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number

     Condensed Consolidated Statement of Income -
      Thirteen Weeks and Thirty-Nine Weeks ended
      July 31, 1994 and August 1, 1993                      3

     Condensed Consolidated Balance Sheet -
      July 31, 1994 and October 31, 1993                    4

     Condensed Consolidated Statement of Cash
      Flows - Thirty-Nine Weeks ended
      July 31, 1994 and August 1, 1993                      5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operation        7-8

     Calculation of Earnings Per Share                   9-10


Part II - Other Information

     Item 6, Exhibits and Reports on Form 8-K              11

     Signature                                             12

     Exhibit Index                                         13

                       Part I - Financial Information

                              NORDSON CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)
                         Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                       July 31,      August 1,       July 31,      August 1,
                         1994           1993           1994           1993
                       --------      ---------       --------      ---------
Sales                  $133,438       $123,341       $359,620       $332,891
Cost of sales            56,658         52,748        148,855        137,630
Selling &
  administrative
  expenses               55,375         51,363        159,666        149,502
                       --------       --------       --------       --------
Operating profit         21,405         19,230         51,099         45,759

Other income (expense):
  Interest expense       (1,203)        (1,630)        (3,430)        (5,139)
  Interest and
    investment income       161            266            661            821
  Other - net              (491)           570            303            536
                       --------       --------       --------       --------
Income before income
  taxes and cumulative
  effect of accounting
  changes                19,872         18,436         48,633         41,977
Income taxes              6,754          6,361         16,965         14,432
                       --------       --------       --------       --------
Income before
  cumulative effect
  of accounting
  changes                13,118         12,075         31,668         27,545
Cumulative effect of
  accounting changes          -              -              -         (4,784)
                       --------       --------       --------       --------
Net income             $ 13,118       $ 12,075       $ 31,668       $ 22,761
                       ========       ========       ========       ========
Weighted average common
  shares and common
  share equivalents      18,988         19,152         19,125         19,190
                       ========       ========       ========       ========
Primary earnings per share:
  Income before cumulative
  effect of accounting
  changes              $    .69       $    .63       $   1.66       $   1.44
                       ========       ========       ========       ========
  Net income           $    .69       $    .63       $   1.66       $   1.19
                       ========       ========       ========       ========
Dividends per
  common share         $    .14       $    .12       $    .42       $    .36
                       ========       ========       ========       ========

See accompanying notes.

                                    Page 3

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                      July 31, 1994     October 31, 1993
                                      -------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  3,964             $ 18,128
  Marketable securities                      6,011                5,235
  Receivables                              111,189              107,395
  Inventories                              100,320               84,661
  Deferred income taxes                     19,003               21,708
  Prepaid expenses                           4,016                4,545
                                          --------             --------
    Total current assets                   244,503              241,672

Property, plant and equipment              161,929              146,939
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (76,231)             (68,250)
Intangible assets - net                     27,564               27,251
Other assets                                10,576               10,358
                                          --------             --------
                                          $368,341             $357,970
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 21,328             $ 19,050
  Accounts payable                          27,390               22,186
  Current portion of long-term debt          5,109                6,355
  Other current liabilities                 64,219               68,690
                                          --------             --------
    Total current liabilities              118,046              116,281

Long-term debt                              20,598               22,089
Deferred income taxes                            -                  495
Other liabilities                           25,594               22,700

Shareholders' equity:
  Common shares                             12,253               12,253
  Other shareholders' equity               191,850              184,152
                                          --------             --------
    Total shareholders' equity             204,103              196,405
                                          --------             --------
                                          $368,341             $357,970
                                          ========             ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)


                                                Thirty-Nine Weeks Ended
                                            July 31, 1994     August 1, 1993
                                           --------------     --------------
Cash flows from operating activities:
     Net income                                $31,668            $22,761
     Changes in working capital                (13,425)               765
     Other - net                                13,432             23,177
                                               -------            -------
                                                31,675             46,703

Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (13,359)           (11,869)
     Proceeds from sale of property,
          plant and equipment                       35                274
     Acquisition of new businesses              (1,518)              (455)
     Purchase of marketable securities          (3,605)            (5,425)
     Proceeds from sale of marketable
          securities                             2,755              6,890
                                               -------            -------
                                               (15,692)           (10,585)

Cash flows from financing activities:
     Proceeds from notes payable                17,974              5,336
     Payment of notes payable                  (15,716)           (12,178)
     Proceeds from long-term debt                   94                684
     Payment of long-term debt                  (5,043)            (6,779)
     Issuance of common shares                   6,990              3,669
     Purchase of treasury shares               (26,587)            (8,631)
     Dividends paid                             (7,838)            (6,734)
                                               -------            -------
                                               (30,126)           (24,633)

Effect of exchange rate changes                    (21)              (778)
                                               -------            -------
Increase (decrease) in cash                    (14,164)            10,707

Cash and cash equivalents
     Beginning of fiscal year                   18,128              7,409
                                               -------            -------
     End of period                             $ 3,964            $18,116
                                               =======            =======

See accompanying notes.

                                  Page 5

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               July 31, 1994



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended July 31, 1994 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1993.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     July 31, 1994        October 31, 1993
                                    --------------        ----------------
          Finished goods                 $36,261                $30,747
          Work-in-process                 14,110                  8,466
          Raw materials and
            finished parts                49,949                 45,448
                                        --------                -------
                                        $100,320                $84,661
                                        ========                =======

3. ACCOUNTING CHANGES. In the fourth quarter of fiscal 1993, the Company adopted Financial Accounting Standards Board Statements "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), "Accounting for Income Taxes" (FAS 109), and "Employers' Accounting for Postemployment Benefits" (FAS 112). These standards were adopted effective as of the beginning of fiscal 1993. The combined cumulative effect of these changes in accounting principles was an after-tax charge to first quarter earnings of $4,784,000 or $.25 per share. The previously reported statement of income and statement of cash flows for the thirty-nine weeks ended August 1, 1993 have been restated to reflect this charge.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


The following is Management's discussion and analysis of certain significant factors affecting the Company's financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.


                           RESULTS OF OPERATIONS

SALES
- - -----
Sales for the third quarter and year-to-date 1994 increased 8.2% and 8.0%, respectively, over the comparable 1993 periods, with price/volume increases partially offset by currency effects.

In the third quarter, price/volume changes accounted for an 8.8% increase in sales, while for the year-to-date, they accounted for a 9.2% increase. In the third quarter, the Company experienced volume gains in all geographic regions, except for Europe where shipments were flat compared to the third quarter of the prior year. For the year-to-date period, sales volume in North America was up 13%, shipments in Europe were up 3%, Japanese sales volume increased 8%, and activity in the Pacific Rim countries and Latin America grew 20%. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1994 comprised approxi-mately 59% of total sales. Translating international sales at exchange rates reflecting a generally stronger U.S. dollar as compared to the prior year had the effect of decreasing sales by 0.6% for both the third quarter and 1.2% for the year-to-date.

OPERATING PROFIT
- - ----------------
For the third quarter of 1994, operating profit, as a percentage of sales, increased to 16.0% from 15.6% for the same period of 1993. Year-to-date operating profit rose to 14.2% of sales for 1994 from 13.7% in 1993.

As a percentage of sales, gross margins increased in the third quarter of 1994 over the comparable 1993 period, while on a year-to-date basis, they remained unchanged. Declines in gross margins traced to changes in the mix of products sold were offset by favorable manufacturing efficiencies and reduced indirect costs. Further, selling and administrative expenses, expressed as a percentage of sales, decreased for both the third quarter and year-to-date 1994 as spending grew at a slower rate than sales.

NET INCOME
- - ----------
For the third quarter of 1994, net income, as a percentage of sales, was 9.8%, unchanged from the same period of 1993. Year-to-date income before cumulative effect of accounting changes increased to 8.8% of sales for 1994 from 8.3% in 1993.

In addition to the factors impacting operating profit discussed above, interest expense decreased in both 1994 periods as compared to 1993 due to reductions in debt throughout fiscal 1993. Also, currency exchange losses in the third quarter of 1994 compared to gains in the third quarter of 1993 have brought year-to-date exchange gains in line with the prior year. The remain-ing change in the year-to-date balance of other income-net is attributable to several small nonrecurring charges recorded in the third quarter of 1994.

FOREIGN CURRENCY EFFECTS
- - ------------------------
In the aggregate, average exchange rates for third quarter and year-to-date 1994 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1993 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, the Company estimates that for third quarter 1994, sales would have been approximately $687,000 higher while third-party costs and expenses would have been $581,000 higher if exchange rates for 1993 had been in effect during 1994. For year-to-date 1994, sales would have been approximately $4,105,000 higher and third-party costs and expenses $2,746,000 higher if exchange rates for 1993 had been in effect during 1994.


                            FINANCIAL CONDITION

During the first three quarters of 1994, net assets increased $7,698,000. Earnings of $31,668,000 were substantially offset by net repurchases of Nordson stock totalling $19,597,000 and the payment of $7,838,000 in dividends.

Working capital, as of the end of the quarter, increased $1,066,000 over the prior year-end. This change consisted primarily of increases in receivables and inventories and decreases in accrued liabilities, offset by decreases in cash and increases in accounts payable. Receivables increased as a result of strong sales in the third quarter of 1994. Changes in inventories can be traced to increases in component inventory related to greater demand and in work-in-process associated with large engineered systems. Accrued liabili-ties decreased due to the payment in 1994 of certain accruals accumulated during 1993. The increase in accounts payable is attributable to recent increases in inventory levels and to the timing of certain transactions.

Cash and cash equivalents decreased $14,164,000 during the first nine months of 1994. Uses for cash included net repurchases of Nordson stock, outlays for capital expenditures, dividends, and net payments on long-term borrowings. Cash from operations and the decrease in cash and cash equiva-lents were utilized to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash require-ments over the next year.

                                                         Part I - Exhibit 11
                                                         Page 1 of 2

                              NORDSON CORPORATION
                       CALCULATION OF EARNINGS PER SHARE
        (Dollars and shares in thousands except for per share amounts)


                      Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                   July 31, 1994  August 1, 1993    July 31, 1994  August 1, 1993
                  --------------  --------------   --------------  --------------

PRIMARY:

Weighted average number
  of common shares
  outstanding during
  the period            18,602        18,745           18,669          18,754


Effect of Registrant
  stock plans based on
  the treasury stock
  method using average
  market price             386           407              456             436
                       -------       -------          -------         -------

Total weighted average
  common shares and
  common share
  equivalents           18,988        19,152           19,125          19,190
                       =======       =======          =======         =======
Income before cumulative
  effect of accounting
  changes              $13,118       $12,075          $31,668         $27,545
                       =======       =======          =======         =======

Net income             $13,118       $12,075          $31,668         $22,761
                       =======       =======          =======         =======

Earnings per share:

    Income before
     cumulative effect
     of accounting
     changes           $   .69       $   .63          $  1.66         $  1.44
                       =======       =======          =======         =======

    Net income         $   .69       $   .63          $  1.66         $  1.19
                       =======       =======          =======         =======


                                    Page 9

                                                         Part I - Exhibit 11
                                                         Page 2 of 2

                              NORDSON CORPORATION
                       CALCULATION OF EARNINGS PER SHARE
        (Dollars and shares in thousands except for per share amounts)


                      Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                   July 31, 1994  August 1, 1993    July 31, 1994  August 1, 1993
                  --------------  --------------   --------------  --------------

FULLY DILUTED:

Weighted average number
  of common shares
  outstanding during
  the period            18,602        18,745           18,669          18,754


Effect of Registrant
  stock plans based on
  the treasury stock
  method using the higher
  of average or ending
  market price             386           407              496             436
                       -------       -------          -------         -------

Total weighted average
  common shares and
  common share
  equivalents           18,988        19,152           19,165          19,190
                       =======       =======          =======         =======
Income before cumulative
  effect of accounting
  changes              $13,118       $12,075          $31,668         $27,545
                       =======       =======          =======         =======

Net income             $13,118       $12,075          $31,668         $22,761
                       =======       =======          =======         =======

Earnings per share:

    Income before
     cumulative effect
     of accounting
     changes           $   .69       $   .63          $  1.65         $  1.44
                       =======       =======          =======         =======

    Net income         $   .69       $   .63          $  1.65         $  1.19
                       =======       =======          =======         =======


                        Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                  Exhibit 11  Calculation of Earnings Per Share
                  Exhibit 27  Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended July 31, 1994.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 13, 1994                    Nordson Corporation




                                             /s/ Nicholas D. Pellecchia

                                             Vice President-Finance
                                                and Treasurer
                                             (Principal Financial Officer
                                              and Chief Accounting Officer)

                            NORDSON CORPORATION

                               EXHIBIT INDEX



                                                                Page Number


Exhibit 11     Calculation of Earnings Per Share                     9

Exhibit 27     Financial Data Schedule                              14