Form 10-K
period 1994-10-30
NORDSON CORP
filed 1995-01-27
CIK 72331

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934 [FEE REQUIRED]
 for the fiscal year ended   October 30, 1994
                           -------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission file number   0-7977
                       ---------
                             NORDSON CORPORATION
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)
         Ohio                                       34-0590250
- ------------------------               ------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio  44145                  (216) 892-1580
- -----------------------------------------                ------------------
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
               -----

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
State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $831,514,000 AS OF DECEMBER 31, 1994

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 18,409,821 COMMON SHARES AS OF DECEMBER 31, 1994

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

           Portions of the 1994 Annual Report - Parts I, II and IV
           -------------------------------------------------------
    Portions of the Proxy Statement for the 1995 Annual Meeting - Part III
    ----------------------------------------------------------------------

                                     PART I
                                     ------
Item 1.  Business.
- ------   --------
                       GENERAL DEVELOPMENT OF BUSINESS
                       -------------------------------

General Description of Business
- -------------------------------

  Founded in 1954, Nordson Corporation is a multi-national company that designs, manufactures and markets systems that apply adhesives, sealants and liquid and powder coatings to consumer and industrial products during manufacturing.

  Nordson's industrial application systems are used, for example, to seal cartons and cases, assemble furniture, spray protective finishes on automobiles, apply liquid and powder paints to appliances, and coat the interiors of food and beverage containers.

  Headquartered in Westlake, Ohio, Nordson markets its products worldwide through four sales divisions -- North America, Europe, Japan, and Pacific South. These organizations are comprised of a network of 32 direct operations, each managed by local personnel who understand their markets and cultures. Nearly 60 percent of the company's revenues are generated outside the United States.

Corporate Purpose and Strategies
- --------------------------------

  Nordson strives to be a vital, self-renewing, worldwide organization which, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for its customers, employees, shareholders, and communities.

  The company operates to create balanced, long-term benefits for all of these constituencies. Growth is achieved by seizing opportunities to sell existing products for new applications and markets, developing new products and technologies to serve growth markets, and investing in systems to maximize internal productivity. These strategies are augmented through the acquisition of businesses that can serve multi-national industrial markets.

  Nordson creates benefits for customers through a Package of Values(TM), which include carefully engineered, durable products; strong service support; backing of a worldwide company with financial and technical strength; and a corporate commitment to deliver what was promised.

  Nordson highly regards employee contribution toward the company's goals and, therefore, strives to provide employees with opportunities for self-fulfillment, growth, security, recognition and equitable compensation.

  Commitment to the community is a vital part of Nordson's overall business strategy and is considered essential to the company's long-term success. As a corporate citizen, Nordson contributes an average of 5 percent of domestic pretax earnings for charitable purposes in the communities where it operates and draws its employees.

                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT,
                ---------------------------------------------
              FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
              -------------------------------------------------

  In accordance with Financial Accounting Standards Board Statement
No. 14, "Financial Reporting for Segments of a Business Enterprise", Nordson has reported information about the company's single industry segment and its geographic operations. This information is contained in Note 16 (page 30) of the 1994 Annual Report, incorporated herein by reference thereto. Export sales were $127,282,000, $109,371,000 and $104,646,000 in 1994, 1993 and 1992,
respectively.

                      NARRATIVE DESCRIPTION OF BUSINESS
                      ---------------------------------

Principal Products and Uses
- ---------------------------

  Nordson offers a full range of equipment that moves and dispenses liquid and powder coatings, adhesives and sealants, as well as many high-performance compounds. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

  The Company's various products and examples of their uses, arranged by the markets which they serve, are as follows:

   Packaging - Automated hot melt adhesive dispensing systems for sealing corrugated cases and paperboard cartons and stabilizing pallets in the food, beverage, agriculture, cosmetics, and pharmaceuticals industries.

   Product Assembly - Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products in the appliance, automotive, book binding, building/construction, cosmetics, electronics, furniture, and telecommunications industries.

   Nonwovens - Automated equipment for applying adhesives, superabsorbent powders, liquids and fibers to assemble baby diapers, child training pants, feminine hygiene products, and adult incontinence products.

   Converting - Coating and laminating systems used to manufacture continuous roll goods such as specialty label stocks, back coated textiles, medical disposables, and automotive body cloth.

   Advanced Gasketing - Custom engineered systems for automatically dispensing foamed adhesives and sealants to make form-in-place gaskets for automotive components, appliances and electrical enclosures.

   Powder Coating - Electrostatic spray systems for applying powder paints and coatings to appliances, automotive components, metal office furniture/storage shelving, electrical transformers, and recreational equipment.

   Liquid Finishing - Electrostatic spray systems for applying liquid paints and coatings to plastic, metal and wood products such as automotive components, furniture, kitchen and bath cabinets, doors and frames, and pipes and tubing.

   Automotive - Liquid and powder finishing systems for spraying primers and anti-chip coatings to body panels and applying basecoats and clearcoats; adhesive and sealant dispensing systems for bonding glass and interior seams.

   Container Coating - Automated equipment for applying liquid and powder coatings to the interiors and ends of metal containers in the food and beverage industries.

   Electronics - Automated equipment for applying protective conformal coating and solder flux materials to printed circuit boards and electronic assemblies in the appliance, automotive, avionics, defense, electrical/electronics, and telecommunications industries.

   Nordson markets its products in the United States and forty-nine other countries, primarily through a direct sales force, and in eleven countries through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment which meets the specific needs of its customers.

Manufacturing and Raw Materials
- -------------------------------

  Nordson's production operations include machining and assembly. The company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The company has manufacturing operations in Amherst and Elyria, Ohio; Norcross, Georgia; Sand City, California; Branford, Connecticut; Luneburg, Germany; and Stenungsund, Sweden.

  Principal materials used to make Nordson products are metals and plastics, typically in sheets, bar stock, castings, forgings, and tubing. Nordson also purchases many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to its products. Suppliers are competitively selected based on cost and quality. Virtually all raw materials Nordson uses are available through multiple sources.

  An extensive quality control program for Nordson equipment, machinery and systems is supervised by Nordson's vice president of manufacturing.

  Natural gas and other fuels are primary energy sources for Nordson. However, standby capacity for alternative sources is available if needed.

Patents and Trademarks
- ----------------------

  The company maintains procedures to protect patents and trademarks both domestically and internationally. However, Nordson's business is not materially dependent upon any one or more of the patents, or on patent protection in general.

Seasonal Variation in Business
- ------------------------------

     There is no significant seasonal variation in the company's business.

Working Capital Practices
- -------------------------

  No special or unusual practices affect Nordson's working capital. However, the company generally requires substantial advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. The company maintains a relatively high investment in inventory to ensure products are available to customers when ordered. This investment reflects Nordson's commitment to customer service, part of its Package of Values(TM).

Customers
- ---------

  The company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the company's business. In 1994, no single customer accounted for 5 percent or more of sales.

Backlog
- -------

  The company's backlog of orders has increased to $46,169,000 at October 30, 1994 from $43,213,000 at October 31, 1993. All orders in the October 1994 backlog are expected to be shipped to customers in fiscal 1995.

Government Contracts
- --------------------

  Nordson's business neither includes nor depends upon a significant amount of governmental contracts or sub-contracts. Therefore, no material part of the company's business is subject to renegotiation or termination at the option of the government.

Competitive Conditions
- ----------------------

  Nordson equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, finishing and coating techniques. Any production process that requires the application of material to a substrate or surface is a potential use for Nordson equipment.

  Nordson enjoys a leadership position in the competitive industrial application systems business by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to Nordson's leadership position. Nordson products help customers improve productivity, reduce raw material and energy consumption, lower maintenance costs, improve environmental conditions, and produce better performing finished products. Nordson's worldwide network of direct sales and technical resources also is a competitive advantage.

  Risk factors associated with Nordson's competitive position include the development and commercial acceptance of alternative processes or materials and the growth of local competitors serving specific markets.

Research and Development
- ------------------------

  Investments in research and development are important to Nordson's long-term growth because they enable the company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $24,434,000 in fiscal 1994, compared with approximately $20,521,000 in fiscal 1993 and $18,431,000 in fiscal 1992. As a percentage of sales, these investments were approximately 4.8 percent in fiscal 1994, 4.4 percent in fiscal 1993, and 4.3 percent for fiscal 1992.

Environmental Compliance
- ------------------------

  Compliance with federal, state and local environmental protection laws during fiscal 1994 had no material effect on the company's capital expenditures, earnings, or competitive position. The company also does not anticipate a material effect in 1995.

Employees
- ---------

  As of October 30, 1994, Nordson had approximately 3,281 employees, including all full-time and part-time employees.

Item 2.  Properties.
- ------   ----------
   The following table summarizes the principal properties of the Company.

                             Description                    Approximate
Location                     of Property                    Square Feet
- --------                     -----------                    -----------
Amherst, Ohio                A manufacturing, laboratory       474,000
                             and office complex located
                             on 52 acres of land

Westlake, Ohio               An office and laboratory           65,000
                             building located on 25 acres
                             of land

Elyria, Ohio                 A manufacturing and warehouse      20,000
                             building

Duluth, Georgia              An office and laboratory          101,000
                             building (leased)

Norcross, Georgia            A manufacturing, laboratory       152,000
                             and office building located
                             on 10 acres of land

                             A manufacturing and office         27,000
                             building (leased)

Sand City,                   A manufacturing, laboratory        35,000
California                   and office building (leased)

Campbell,                    An office building and             14,000
California                   warehouse (leased)

Branford,                    A manufacturing and office         47,000
Connecticut                  building (leased)

Albertslund,                 An office and warehouse            16,000
Denmark                      building

Luneburg,                    A manufacturing, laboratory       120,000
Germany                      and office complex

Stenungsund,                 A manufacturing and office         13,000
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

         In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 9 of Notes to Consolidated Financial Statements on page 27 of the 1994 Annual Report, incorporated herein by reference thereto.

Item 3.  Legal Proceedings.
- ------   -----------------

         The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

         None.

Executive Officers of the Company.
- ---------------------------------

         The executive officers of the Company as of December 31, 1994 were as follows:


Name                                       Position
- ----                                       --------
Eric T. Nord                               Chairman of the Board

William P. Madar                           President and Chief Executive Officer

Edward P. Campbell                         Executive Vice President &
                                                Chief Operating Officer

Werner Bohm                                Senior Vice President

John E. Jackson                            Senior Vice President

Christian C. Bernadotte                    Vice President

Drexel R. Bunch                            Vice President, Manufacturing

Bruce H. Fields                            Vice President, Human Resources

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

Donald J. McLane                           Vice President

Yoshihiko Miyahara                         Vice President

Thomas L. Moorhead                         Vice President, Law and Assistant Secretary

Nicholas D. Pellecchia                     Vice President, Finance and Treasurer

Robert E. Thayer                           Vice President

William D. Ginn                            Secretary

                 Mr. Eric T. Nord, age 77, joined the predecessor of the Company in 1939 and was Chairman of the Board and Chief Executive Officer prior to his retirement in 1982. He has continued to serve as Chairman of the Board after his retirement.

                 Mr. Madar, age 55, joined the Company in 1986 as President and Chief Executive Officer.

                 Mr. Campbell, age 45, joined the Company in 1988 as a Vice President, responsible for overseeing corporate research and business development activities, along with information service operations. In 1989 he assumed additional responsibilities for overseeing the manufacturing and human resources functions. In 1994, he was elected Executive Vice President and Chief Operating Officer, with responsibility for all worldwide operating units including the company's four geographic sales divisions.

                 Mr. Bohm, age 55, has been employed by the Company for 23 years. In 1986 he was elected a Vice President, responsible for directing activities of the European Division. In 1994, he was named Senior Vice President, continuing his responsibility for the company's European operations, including manufacturing and sales activities.

                 Mr. Jackson, age 49, joined the Company as Vice President - Operations in 1986 and was later elected Vice President, responsible for the Application Equipment Division. During 1989, he assumed responsibility for the operations of the North American Division. In 1994, he was elected Senior Vice President, with responsibility for product development, manufacturing, product line management, and North American sales activities for the company's powder coating, liquid finishing, container coating, automotive and electronics businesses. He retains responsibility for North American sales operations for the packaging and product assembly businesses.

                 Mr. Bernadotte, age 45, joined the company in 1986 as general manager of the packaging and product assembly businesses. In 1989, he was named Vice President of the company's North American sales organization for packaging and product assembly systems. In 1994, he was elected Vice President of the company and is responsible for product development, manufacturing and product line management for the packaging and product assembly business.

                 Mr. Bunch, age 50, joined the Company in 1983. Since 1986, he has served as Vice President, Manufacturing.

                 Mr. Fields, age 43, joined the Company in 1988 as Human Resources Manager for the Application Equipment Division. He was appointed Director, Human Resources in 1989 and was elected Vice President, Human Resources in 1992.

                 Dr. Klein, age 52, has been employed by the Company for fourteen years. He has served as Vice President, Corporate Research & Technology since 1986.

                 Mr. McLane, age 51, has been employed by the Company for 20 years. Since 1986, he has served as Vice President, responsible for directing the activities of the Pacific South Division.

                 Mr. Miyahara, age 57, has been employed by the Nordson organization for over 20 years and served as Managing Director of Nordson K.K. (a wholly-owned Japanese subsidiary). In 1987, he was appointed President of the Japanese Division and Chief Executive Officer of Nordson K.K. In 1989 he was elected a Vice President of the Company with continuing responsibility to direct the activities of the Japanese Division.

                 Mr. Moorhead, age 58, joined the Company in 1969, and has served as Vice President - Law and Assistant Secretary since 1981.

                 Mr. Pellecchia, age 49, joined the Company in 1981 and was elected Vice President - Finance in 1986. In 1989, he assumed the additional responsibilities of Treasurer.

                 Mr. Thayer, age 63, has been employed by the Company for 30 years. He was elected a Vice President in 1978. In 1986, he assumed responsibility for directing activities of the North American Division. In 1989, he assumed responsibility for overseeing product development and sales activities of Nordson's businesses directed toward the nonwovens and converting markets. In 1989 and 1990, he also directed the operations and integration of the German-based Meltex business, acquired in 1989.

                 Mr. Ginn, age 71, has been Of Counsel to the law firm of Thompson, Hine and Flory, Cleveland, Ohio since January 1993. Prior to that time, he had been a Partner with Thompson, Hine and Flory since 1959. He has been Secretary of the Company since 1966.

                 Messrs. Eric T. Nord and Evan W. Nord (director and retired officer) are brothers. No other directors and officers are related.

                                   PART II
                                   -------

Item 5.  Market for the Company's Common Equity and Related Stockholder
- ------   --------------------------------------------------------------
         Matters.
         -------

Market Information and Dividends.
- --------------------------------

         The Company's common shares are listed on the NASDAQ National Market System. The information appearing under the captions "Dividend Information and Price Range per Common Shares" and "Stock Listing Information" on page 36 of the 1994 Annual Report is incorporated herein by reference thereto.

Holders.
- -------
         The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1994 was as follows:

                                                          Number of
                          Title of Class                Record Holders
                          --------------                --------------
                          Common shares with no
                            par value                        3,034


Item 6.  Selected Financial Data.
- ------   -----------------------

         The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 32 and 33 of the 1994 Annual Report.


Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------

         The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 16 and 17 of the 1994 Annual Report.


Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

         The information required by this item appears on pages 18 through 30 of the 1994 Annual Report, incorporated herein by reference thereto.


Item 9.  Changes In and Disagreements With Accountants on Accounting
- ------   -----------------------------------------------------------
         and Financial Disclosure.
         ------------------------

         None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Company.
- -------   -----------------------------------------------
          The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 1 through 5 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1995.

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


Item 11.  Executive Compensation.
- -------   ----------------------

          The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on page 5, and information pertaining to compensation of officers located on pages 9 through 25 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and
- -------   ---------------------------------------------------
          Management.
          ----------

          The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 6 through 9 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1995.


Item 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------

          William D. Ginn, a director and Secretary of the Company, is Of Counsel to Thompson, Hine and Flory, a law firm which has in the past provided and continues to provide legal services to the Company.

                                   PART IV
                                   -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------    ---------------------------------------------------------------

           (a)(1). Financial Statements.
                   --------------------

           The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

           (a)(2) and (d). Financial Statement Schedules.
                           -----------------------------

           No consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

           (a)(3) and (c). Exhibits.
                           --------

           The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

           (b).     Reports on Form 8-K.
                    -------------------

           None.


                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NORDSON CORPORATION




Date:  January 26, 1995                 By: /s/ Nicholas D. Pellecchia
                                            --------------------------------
                                            Nicholas D. Pellecchia
                                            Vice President, Finance
                                              and Treasurer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eric T. Nord                                                January 26, 1995
- ------------------------------------
Eric T. Nord
Director and Chairman of the Board


/s/ William P. Madar                                            January 26, 1995
- ------------------------------------
William P. Madar
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Nicholas D. Pellecchia                                      January 26, 1995
- ------------------------------------
Nicholas D. Pellecchia
Vice President-Finance and Treasurer
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                             January 26, 1995
- ------------------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                          January 26, 1995
- ------------------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                         January 26, 1995
- ------------------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                           January 26, 1995
- ------------------------------------
Stephen R. Hardis
Director


/s/ Dr. Jacob O. Kamm                                           January 26, 1995
- ------------------------------------
Dr. Jacob O. Kamm
Director


/s/ Dr. Anne O. Krueger                                         January 26, 1995
- ------------------------------------
Dr. Anne O. Krueger
Director


/s/ Evan W. Nord                                                January 26, 1995
- ------------------------------------
Evan W. Nord
Director

                             NORDSON CORPORATION


                          ANNUAL REPORT ON FORM 10-K


                        ITEM 14(a)(1) and (3), and (c)


                        INDEX TO FINANCIAL STATEMENTS


                              INDEX TO EXHIBITS


                               CERTAIN EXHIBITS


                      FISCAL YEAR ENDED OCTOBER 30, 1994

                             NORDSON CORPORATION

                        INDEX TO FINANCIAL STATEMENTS

                               (Item 14(a)(1))




                                                     Page Reference
                                                     --------------


Data incorporated by reference from
  the 1994 Annual Report:
    Consolidated statement of income for
      the years ended October 30, 1994,
      October 31, 1993 and November 1, 1992                 18
    Consolidated balance sheet as of
      October 30, 1994 and October 31, 1993                 19
    Consolidated statement of cash flows
      for the years ended October 30, 1994,
      October 31, 1993 and November 1, 1992                 20
    Consolidated statement of shareholders'
      equity for the years ended October 30,
      1994, October 31, 1993 and November 1,
      1992                                                  21
    Notes to consolidated financial statements           22-30
    Report of independent auditors                          31


          The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1994 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1994 Annual Report is not to be deemed filed as part of this report.

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

4-b                Rights Agreement between Nordson Corporation and
                     Ameritrust Company National Association
                     (incorporated herein by reference to Exhibit 4-b to Registrant's Annual Report on Form 10-K for the year ended October 31, 1993)

(10)             Material Contracts

10-a               Nordson Corporation 1995 Management Incentive
                     Compensation Plan (incorporated herein by reference to Appendix A to the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1995)*

10-b               1979 Employees Stock Option Plan of the Registrant,
                     as amended October 27, 1980*

10-b-1             Amendment to 1979 Employees Stock Option Plan of
                     the Registrant, adopted April 20, 1982*

                             NORDSON CORPORATION

                              INDEX TO EXHIBITS

                               (Item 14(a)(3))


Exhibit
Number           Description
- -------          -----------

10-b-2             Amendments to 1979 Employee Stock Option Plan
                     of the Registrant, adopted October 27, 1988
                     (incorporated herein by reference to Exhibit
                     10-c-2 to Registrant's Annual Report on
                     Form 10-K for the year ended October 31, 1993)*

10-c               1982 Incentive Stock Option Plan of the
                     Registrant, as adopted January 18, 1982*

10-c-1             Amendment to 1982 Incentive Stock Option Plan
                     of the Registrant, adopted April 20, 1982*

10-c-2             Amendments to the 1982 Incentive Stock Option
                     Plan of the Registrant, adopted January 30, 1987 (incorporated herein by reference to Exhibit 10-e-2 to Registrant's Annual Report on Form 10-K for the year ended November 1, 1992)*

10-c-3             Amendment to 1982 Incentive Stock Option Plan of
                     the Registrant, adopted October 27, 1988
                     (incorporated herein by reference to
                     Exhibit 10-d-3 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1993)*

10-d               Employment Agreement between the Registrant and
                     William P. Madar (incorporated herein by reference to Exhibit 10-g to Registrant's Annual Report on Form 10-K for the year ended October 28, 1990)*

10-d-1             Amendment to Employment Agreement between the
                     Registrant and William P. Madar (incorporated herein by reference to Exhibit 10-e-1 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1993)*

                             NORDSON CORPORATION

                              INDEX TO EXHIBITS

                               (Item 14(a)(3))

Number           Description
- -------          -----------

10-e               Board of Directors Deferred Compensation Plan, as
                     amended October 27, 1988*

10-f               Employment Agreement between the Registrant and
                     John E. Jackson (incorporated herein by reference to Exhibit 10-i to Registrant's Annual Report on Form 10-K for the year ended November 3, 1991)*

10-g               Indemnity Agreement (incorporated herein by reference
                     to Exhibit 10-j to Registrant's Annual Report on Form 10-K for the year ended November 3, 1991)*

10-h               Restated Nordson Corporation Excess Defined
                     Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-k to Registrant's
                     Annual Report on Form 10-K for the year ended November 1, 1992)*

10-h-1             First Amendment to Nordson Corporation Excess
                     Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-l-1 to Registrant's Annual Report on Form 10-K for the year ended October 28, 1990)*

10-i               Nordson Corporation Excess Defined Benefit Pension
                     Plan (incorporated herein by reference to Exhibit 10-l to Registrant's Annual Report on Form 10-K for the year ended November 1, 1992)*

10-i-1             First Amendment to Nordson Corporation Excess
                     Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-m-1 to Registrant's Annual Report on Form 10-K for the year ended October 28, 1990)*

10-j               Officers' Deferred Compensation Plan (incorporated
                     herein by reference to Exhibit 10-m to
                     Registrant's Annual Report on Form 10-K for the year ended November 1, 1992)*

                             NORDSON CORPORATION

                              INDEX TO EXHIBITS

                               (Item 14(a)(3))

Exhibit
Number           Description
- -------          -----------

10-k               Employment Agreement between the Registrant and
                     Edward P. Campbell (incorporated herein by reference to Exhibit 10-l to Registrant's Annual Report on Form 10-K for the year ended October 31, 1993)*

10-l               1989 Stock Option Plan, as amended
                     December 20, 1991 (incorporated herein by reference to Exhibit 10-q to Registrant's
                     Annual Report on Form 10-K for the year ended November 3, 1991)*

10-m               1992 Restricted Stock Plan (incorporated herein
                     by reference to Exhibit 10-p to Registrant's
                     Annual Report on Form 10-K for the year ended November 1, 1992)*

10-n               Nordson Corporation 1993 Long-Term Performance
                     Plan (incorporated herein by reference to Exhibit 10-q to Registrant's Annual Report on Form 10-K for the year ended
                     November 1, 1992)*

(11)             Calculation of Earnings per Share

(13)             Selected portions of the 1994 Annual Report

13-a               Management's Discussion and Analysis (pages
                     16 and 17 of the 1994 Annual Report)

13-b               Consolidated Statement of Income (page 18
                     of the 1994 Annual Report)

13-c               Consolidated Balance Sheet (page 19 of the
                     1994 Annual Report)

13-d               Consolidated Statement of Cash Flows (page 20
                     of the 1994 Annual Report)

13-e               Consolidated Statement of Shareholders'
                     Equity (page 21 of the 1994 Annual Report)

13-f               Notes to Consolidated Financial Statements
                     (pages 22 through 30 of the 1994 Annual
                     Report)

                             NORDSON CORPORATION

                              INDEX TO EXHIBITS

                               (Item 14(a)(3))

Exhibit
Number           Description
- -------          -----------

13-g               Report of Independent Auditors (page 31 of
                     the 1994 Annual Report)

13-h               Eleven-Year Summary (pages 32 and 33 of the
                     1994 Annual Report)

13-i               Dividend Information and Price Range Per Common
                     Shares and Stock Listing Information (page 36 of the 1994 Annual Report)

(21)             Subsidiaries of the Registrant

(23)             Consent of Independent Auditors

(27)             Financial Data Schedule

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

99-c               Annual Report on Form 11-K of the Nordson
                     Employees' Savings Trust Plan for its fiscal year ended December 31, 1994

99-d               Annual Report on Form 11-K of the Nordson
                     Hourly-Rated Employees' Savings Trust Plan for its fiscal year ended December 31, 1994

99-e               Annual Report on Form 11-K of the Slautterback
                     Corporation 401(k) Profit Sharing Plan for its fiscal year ended December 31, 1994



                 *Indicates management contract or compensatory plan,
                   contract or arrangement in which one or more directors and/or executive officers of Nordson
                   Corporation may be participants.