Form 10-Q
NORDSON CORP
filed 1995-03-14
CIK 72331

                                 FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the quarterly period ended    January 29, 1995
                                 ------------------
                                    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file no.    0-7977


                            NORDSON CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)



               Ohio                                   34-0590250
 ------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of January 29, 1995: 18,341,581
------------------------------------------------------------------

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number

     Condensed Consolidated Statement of Income -
      Thirteen Weeks Ended January 29, 1995 and
      January 30, 1994                                      3

     Condensed Consolidated Balance Sheet -
      January 29, 1995 and October 30, 1994                 4

     Condensed Consolidated Statement of Cash
      Flows - Thirteen Weeks Ended January 29, 1995
      and January 30, 1994                                  5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition       7-8



Part II - Other Information


     Item 6, Exhibits and Reports on Form 8-K               9

     Signature                                             10

     Exhibit Index                                         11

                      Part I - Financial Information
                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)



                                             Thirteen Weeks Ended
                                    January 29, 1995      January 30, 1994
                                    ----------------      ----------------

Sales                                   $123,477               $104,680

Cost of sales                             52,106                 41,405

Selling & administrative expenses         57,357                 50,960
                                         -------                -------
Operating profit                          14,014                 12,315

Other income (expense):
     Interest expense                       (971)                (1,080)
     Interest and investment income          188                    292
     Other - net                             525                    560
                                         -------                -------
Income before income taxes                13,756                 12,087

Income taxes                               4,815                  4,291
                                         -------                -------
Net income                               $ 8,941                $ 7,796
                                         =======                =======
Weighted average common shares and
     common share equivalents             18,781                 19,168
                                         =======                =======

Primary earnings per share               $   .48                $   .41
                                         =======                =======

Dividends per common share               $   .16                $   .14
                                         =======                =======


See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                      January 29, 1995     October 30, 1994
                                      ----------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  6,265             $  4,578
  Marketable securities                      4,226                6,486
  Receivables                              113,742              120,073
  Inventories                              100,311               93,615
  Deferred income taxes                     20,869               20,575
  Prepaid expenses                           5,508                4,980
                                          --------             --------
    Total current assets                   250,921              250,307

Property, plant and equipment              167,650              167,611
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (79,639)             (78,956)
Intangible assets - net                     29,409               29,900
Other assets                                13,467               12,082
                                          --------             --------
                                          $381,808             $380,944
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 30,692             $ 26,917
  Accounts payable                          24,743               26,900
  Current portion of long-term debt          5,588                5,723
  Other current liabilities                 63,305               63,771
                                          --------             --------
    Total current liabilities              124,328              123,311

Long-term debt                              18,598               19,254
Other liabilities                           27,184               25,955

Shareholders' equity:
  Common shares                             12,253               12,253
  Other shareholders' equity               199,445              200,171
                                          --------             --------
    Total shareholders' equity             211,698              212,424
                                          --------             --------
                                          $381,808             $380,944
                                          ========             ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)


                                             Thirteen Weeks Ended
                                    January 29, 1995     January 30, 1994
                                    ----------------     ----------------

Cash flows from operating activities:
  Net income                              $ 8,941              $ 7,796
  Changes in working capital               (6,081)              (5,503)
  Other - net                               5,038                4,423
                                          -------              -------
                                            7,898                6,716

Cash flows from investing activities:
  Additions to property, plant
    and equipment                          (5,232)              (3,556)
  Proceeds from sale of property,
    plant and equipment                     1,638                    4
  Acquisition of businesses                     -               (1,518)
  Purchase of marketable securities             -               (2,582)
  Proceeds from sale of marketable
    securities                              2,255                1,315
                                          -------              -------
                                           (1,339)              (6,337)

Cash flows from financing activities:
  Proceeds from notes payable              11,095                7,040
  Payment of notes payable                 (7,113)              (5,046)
  Payment of long-term debt                (1,089)              (1,336)
  Issuance of common shares                   328                  445
  Purchase of treasury shares              (4,959)              (4,262)
  Dividends paid                           (2,941)              (2,613)
                                          -------              -------
                                           (4,679)              (5,772)

Effect of exchange rate changes              (193)                 270
                                          -------              -------
Increase (decrease) in cash                 1,687               (5,123)

Cash and cash equivalents
  Beginning of fiscal year                  4,578               18,128
                                          -------              -------
  End of period                           $ 6,265              $13,005
                                          =======              =======

See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             January 29, 1995



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended January 29, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 30, 1994.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     January 29, 1995      October 30, 1994
                                     ----------------      ----------------

          Finished goods                 $ 37,718               $33,919
          Work-in-process                  15,388                10,579
          Raw materials and
            finished parts                 47,205                49,117
                                         --------               -------
                                         $100,311               $93,615
                                         ========               =======

3. ACCOUNTING CHANGES. Effective as of the beginning of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement "Accounting for Certain Instruments in Debt and Equity Securities" (FAS
     115). Under FAS 115, the Company's marketable securities are classified as "available for sale" and recorded at current market value. Adoption of this statement did not have a material effect on the Company's consolidated financial position.

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


                           RESULTS OF OPERATIONS

SALES
-----
Sales for the first quarter of 1995 increased 18.0% over the comparable 1994 period, as a result of price/volume gains combined with favorable currency effects.

Sales gains due to price/volume changes accounted for a 13.3% increase, compared with the same period of the prior year. Volume gains were experienced in three of our four geographic regions. Sales volume in North America was up 23%, shipments in Europe were up 8%, activity in the Pacific Rim countries and Latin America grew 19%, while Japanese sales volume decreased 3%. Price increases averaging 1.4% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1995 comprised approxi-mately 59% of total sales. Translating international sales at generally higher average exchange rates as compared to the same period in the prior year increased sales by 4.7% for the first quarter.


OPERATING PROFIT
----------------
Operating profit, as a percentage of sales, decreased to 11.3% for the first quarter 1995 from 11.8% for first quarter 1994. Compared to the first quarter of the prior year, gross margins, expressed as a percentage of sales, decreased to 57.8% from 60.4%. The decline in margins can be traced to changes in the mix of products sold, offset by favorable currency effects. Product sales mix was influenced by strong sales of large engineered powder coating systems sold into automotive and other industrial markets. The increase in selling and administrative expenses over the first quarter 1994 of 12.6% can be attributed to increased sales volume and currency effects.


NET INCOME
----------
Net income, as a percentage of sales, decreased from 7.4% to 7.2% for first quarter 1995 as compared to first quarter 1994. This decrease is due to the factors impacting operating profit discussed above. In addition, interest expense decreased $109,000 due to lower weighted-average interest rates, partially offset by the effect of higher short-term borrowings. Interest and investment income decreased $104,000 as a result of reductions in marketable securities.

FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for first quarter 1995 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates which existed during the comparable 1994 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, the Company estimates that first quarter sales would have been approximately $4,884,000 lower and third-party costs would have been $3,123,000 lower if exchange rates for 1994 had been in effect during 1995.



                            FINANCIAL CONDITION


During the first quarter of 1995, net assets decreased $726,000. This decrease is primarily attributable to net purchases of treasury shares amounting to $4,631,000, the payment of $2,941,000 in dividends, and a reduction of $2,385,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $8,941,000.

Working capital decreased $403,000 during the quarter. This change consisted primarily of decreases in marketable securities and receivables and increases in notes payable, offset by increases in cash and cash equivalents and inventories, and decreases in accounts payable. All balances, other than marketable securities, reflect decreases from the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars.

In addition, marketable securities decreased due to sales of these securities, receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1994, notes payable increased from net borrowings, inventories increased as the Company replenished stocks depleted as a result of those strong fourth quarter sales, and accounts payable decreased from the repayment of additional purchases at year-end.

Cash and cash equivalents increased $1,687,000 during the quarter. Uses for cash included outlays for capital expenditures, purchases of treasury shares, dividends, and scheduled repayments on long-term debt. Cash from operations, net proceeds from notes payable, proceeds from the sale of marketable securities, and proceeds from the sale of property, plant and equipment were utilized to finance the above cash uses. Proceeds from the sale of property, plant and equipment represent the sale, for approximately net book value, of a facility in Norcross, Georgia . Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                        Part II - Other Information




Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                    Exhibit 11 Calculation of Earnings Per Share
                    Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended January 29, 1995.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 14, 1995                          Nordson Corporation



                                               /s/ Nicholas D. Pellecchia

                                               Nicholas D. Pellecchia
                                               Vice President-Finance
                                                 and Controller
                                               (Principal Financial Officer
                                                  and Chief Accounting
                                                  Officer)

                            NORDSON CORPORATION

                               EXHIBIT INDEX



                                                                Page Number



Exhibit 11     Calculation of Earnings Per Share                     12

Exhibit 27     Financial Data Schedule                               13