Form 10-Q/A
period 1995-01-29
NORDSON CORP
filed 1995-03-20
CIK 72331

FORM 10-Q/A
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended    January 29, 1995
                               ----------------------
                                    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------
Commission file no.    0-7977
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of January 29, 1995: 18,341,581
- ------------------------------------------------------------------

Part II - Other Information




Item 6.   Exhibits and Reports on Form 8-K.

          The Registrant hereby amends the [PERIOD-TYPE] tag of Exhibit 27, Financial Data Schedule, of its previously filed Form 10-Q for the quarterly period ended January 29, 1995.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 20, 1995                          Nordson Corporation



                                               /s/ Nicholas D. Pellecchia

                                               Nicholas D. Pellecchia
                                               Vice President-Finance
                                                 and Controller
                                               (Principal Financial Officer
                                                  and Chief Accounting
                                                  Officer)

                            NORDSON CORPORATION

                               EXHIBIT INDEX



                                                                Page Number



Exhibit 27     Financial Data Schedule                               5