Form 10-Q
period 1995-04-30
NORDSON CORP
filed 1995-06-13
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      April 30, 1995
                               ------------------------
                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------
Commission file number     0-7977
                       --------------

                            NORDSON CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
 ------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of April 30, 1995: 18,203,965
- ----------------------------------------------------------------

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number

     Condensed Consolidated Statement of Income -
      Thirteen and Twenty-Six Weeks ended April 30, 1995
      and May 1, 1994                                       3

     Condensed Consolidated Balance Sheet -
      April 30, 1995 and October 30, 1994                   4

     Condensed Consolidated Statement of Cash
      Flows - Twenty-Six Weeks ended April 30, 1995
      and May 1, 1994                                       5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition       7-9



Part II - Other Information

     Item 4, Submission of Matters to a Vote
      of Security Holders                                  10

     Item 6, Exhibits and Reports on Form 8-K              10

     Signature                                             11

     Exhibit Index                                         12

                        Part I - Financial Information
                              NORDSON CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)




                      Thirteen Weeks Ended          Twenty-Six Weeks Ended
                 April 30, 1995    May 1, 1994   April 30, 1995   May 1, 1994
                 --------------    -----------   --------------   -----------
Sales                  $143,075       $121,502       $266,552       $226,182

Cost of sales            59,364         50,792        111,470         92,197

Selling &
  administrative
  expenses               62,816         53,331        120,173        104,291
                       --------       --------       --------       --------
Operating profit         20,895         17,379         34,909         29,694

Other income (expense):
  Interest expense       (1,223)        (1,147)        (2,194)        (2,227)
  Interest and
    investment income       204            208            392            500
  Other - net              (349)           234            176            794
                       --------       --------       --------       --------
Income before income
  taxes                  19,527         16,674         33,283         28,761

Income taxes              6,834          5,920         11,649         10,211
                       --------       --------       --------       --------
Net income             $ 12,693       $ 10,754       $ 21,634       $ 18,550
                       ========       ========       ========       ========
Weighted average common
  shares and common
  share equivalents      18,654         19,217         18,720         19,194
                       ========       ========       ========       ========
Primary earnings
  per share            $    .68       $    .56       $   1.16       $    .97
                       ========       ========       ========       ========
Dividends per
  common share         $    .16       $    .14       $    .32       $    .28
                       ========       ========       ========       ========

See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)



                                     April 30, 1995      October 30, 1994
                                     --------------      ----------------
ASSETS

Current assets:
  Cash and cash equivalents              $  8,737              $  4,578
  Marketable securities                     3,525                 6,486
  Receivables                             120,734               120,073
  Inventories                             110,868                93,615
  Deferred income taxes                    22,007                20,575
  Prepaid expenses                          4,986                 4,980
                                         --------              --------
    Total current assets                  270,857               250,307

Property, plant and equipment             175,748               167,611
Less accumulated depreciation and
  amortization of property, plant
  and equipment                           (84,334)              (78,956)
Intangible assets - net                    33,052                29,900
Other assets                               14,847                12,082
                                         --------              --------
                                         $410,170              $380,944
                                         ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $ 44,163              $ 26,917
  Accounts payable                         26,180                26,900
  Current portion of long-term debt         5,636                 5,723
  Other current liabilities                70,072                63,771
                                         --------              --------
    Total current liabilities             146,051               123,311

Long-term debt                             17,336                19,254
Other liabilities                          27,928                25,955

Shareholders' equity:
  Common shares                            12,253                12,253
  Other shareholders' equity              206,602               200,171
                                         --------              --------
    Total shareholders' equity            218,855               212,424
                                         --------              --------
                                         $410,170              $380,944
                                         ========              ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)



                                                Twenty-Six Weeks Ended
                                          April 30, 1995       May 1, 1994
                                          --------------       -----------
Cash flows from operating activities:
     Net income                               $21,634            $18,550
     Changes in working capital                (8,880)            (7,346)
     Other - net                                6,709              9,186
                                              -------            -------
                                               19,463             20,390

Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (9,932)            (8,252)
     Proceeds from sale of property,
          plant and equipment                   1,700                  5
     Acquisition of new businesses             (4,097)            (1,518)
     Purchase of marketable securities              -             (3,557)
     Proceeds from sale of marketable
          securities                            2,961              2,315
                                              -------            -------
                                               (9,368)           (11,007)

Cash flows from financing activities:
     Proceeds from notes payable               32,814             16,431
     Payment of notes payable                 (17,807)           (14,841)
     Payment of long-term debt                 (3,148)            (3,683)
     Issuance of common shares                    967              1,196
     Purchase of treasury shares              (13,510)           (13,266)
     Dividends paid                            (5,868)            (5,229)
                                              -------            -------
                                               (6,552)           (19,392)

Effect of exchange rate changes                   616               (821)
                                              -------            -------
Increase(decrease) in cash                      4,159            (10,830)

Cash and cash equivalents
     Beginning of fiscal year                   4,578             18,128
                                              -------            -------
     End of period                            $ 8,737            $ 7,298
                                              =======            =======

See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              April 30, 1995



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 30, 1994.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                    April 30, 1995          October 30, 1994
                                    --------------          ----------------
          Finished goods               $ 41,964                   $33,919
          Work-in-process                18,285                    10,579
          Raw materials and
            finished parts               50,619                    49,117
                                       --------                   -------
                                       $110,868                   $93,615
                                       ========                   =======

3. ACCOUNTING CHANGES. Effective as of the beginning of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement "Accounting for Certain Investments in Debt and Equity Securities" (FAS
     115). Under FAS 115, the Company's marketable securities are classified as "available for sale" and recorded at current market value. Adoption of this statement did not have a material effect on the Company's con-solidated financial position.

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


                           RESULTS OF OPERATIONS

SALES
- -----
Sales for the second quarter and year-to-date 1995 increased 17.8% over the comparable 1994 periods as a result of price/volume gains, combined with favorable currency effects.

In the second quarter, price/volume changes accounted for a 12.4% increase in sales, while for the year-to-date, they accounted for a 12.7% increase. In both the second quarter and year-to-date periods, the Company experienced volume gains in all geographic regions. For the year-to-date period, sales volume in North America was up 19%, shipments in Europe were up 8%, Japanese sales volume increased 1%, and activity in the Pacific Rim countries and Latin America grew 26%. Price increases averaging 1.4% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1995 comprised approxi-mately 59% of total sales. Translating international sales at exchange rates reflecting a generally weaker U.S. dollar as compared to the prior year had the effect of increasing sales by 5.1% for the second quarter and 5.4% for the year-to-date.

OPERATING PROFIT
- ----------------
For the second quarter of 1995, operating profit, as a percentage of sales, increased to 14.6% from 14.3% in 1994. Year-to-date operating profit was 13.1% of sales for 1995, unchanged from the same period in 1994.

As a percentage of sales, gross margins increased slightly during the second quarter of 1995 as compared to the second quarter of 1994, although on a year-to-date basis, the gross margin percentage in 1995 is lower than in 1994. These changes can be attributed to lower margins from the mix of products sold, offset by favorable currency effects. Product sales mix was influenced by the sales growth of large engineered powder coating systems sold into automotive and other industrial markets. The year-to-date decline in gross margins was offset by reductions in selling and administrative expenses, expressed as a percentage of sales, as spending grew at a slower rate than sales.

NET INCOME
- ----------
For the second quarter of 1995, net income, as a percentage of sales, was 8.9%, unchanged from the same period of 1994. Year-to-date income decreased to 8.1% of sales for 1995 from 8.2% in 1994.

In addition to the factors impacting operating profit discussed above, the Company experienced small currency exchange losses in both the second quarter and year-to-date periods of 1995 compared to small gains in the comparable periods of 1994.

FOREIGN CURRENCY EFFECTS
- ------------------------
In the aggregate, average exchange rates for second quarter and year-to-date 1995 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 1994 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the second quarter 1995 were translated at exchange rates in effect during 1994, sales would have been approximately $6,601,000 lower while third-party costs and expenses would have been $3,999,000 lower. If transactions for year-to-date 1995 were translated at exchange rates in effect during 1994, sales would have been approximately $11,485,000 lower and third-party costs and expenses $7,122,000 lower.


                            FINANCIAL CONDITION

During the first half of 1995, net assets increased $6,431,000. This increase is primarily due to earnings of $21,634,000 and an increase of $1,774,000 from translating foreign net assets at the end of the second quarter when the U.S. dollar was weaker against other currencies than at prior year end, offset by net repurchases of Nordson stock totalling $12,543,000 and the payment of $5,868,000 in dividends.

Working capital, as of the end of the quarter, decreased $2,190,000 over the prior year-end. This change consisted primarily of a decrease in marketable securities and increases in notes payable and other current liabilities, offset by increases in cash and cash equivalents and inventories. Notes payable increased to meet current operating needs and to finance the acquisition of a new business, a European manufacturer of advanced liquid adhesive dispensing systems. The increase in accrued liabilities is primarily due to an increase in customer advance payments. Changes in inventories can be traced to increases in component inventory related to greater demand and in work-in-process associated with large engineered systems.

Cash and cash equivalents increased $4,159,000 during the first half of 1995. Uses for cash included repurchases of Nordson stock, outlays for capital expenditures, dividends and the acquisition of a new business. Cash from operations, net proceeds from notes payable and proceeds from the sale of marketable securities were used to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                          Part II - Other Information



Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Nordson Corporation was held on
March 9, 1995 for the purpose of electing three directors, and approving the Nordson Corporation 1995 Management Incentive Compensation Plan.

All of management's nominees for directors, as listing in the proxy statement, were elected by the following votes:

       William D. Ginn:         For       16,247,936
                                Withheld     497,181

       Stephen R. Hardis:       For       16,556,767
                                Withheld     188,350

       Dr. Jacob O. Kamm:       For       16,548,649
                                Withheld     196,468

In addition to the above directors, the following directors' terms of office continued after the meeting: Dr. Glenn R. Brown, William W. Colville,
Dr. Anne O. Krueger, William P. Madar, Eric T. Nord and Evan W. Nord.

The Nordson Corporation 1995 Management Incentive Compensation Plan was approved by the following votes:

  For:           15,793,202
  Against:          390,745
  Abstain:          418,029
  No Vote:          143,141

Item 6.     Exhibits and Reports on Form 8-K.

       (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share.
                       Exhibit 27 Financial Data Schedule

       (b) There were no reports on Form 8-K filed for the quarter ended April 30, 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1995                         Nordson Corporation



                                             /s/ Nicholas D. Pellecchia

                                             Nicholas D. Pellecchia
                                             Vice President-Finance
                                                and Controller
                                             (Principal Financial Officer
                                              and Chief Accounting Officer)

                              NORDSON CORPORATION

                                 EXHIBIT INDEX



                                                                   Page
Number


Exhibit 11  Calculation of Earnings Per Share                           13


Exhibit 27  Financial Data Schedule                                     14