Form 10-Q
period 1995-07-30
NORDSON CORP
filed 1995-09-12
CIK 72331

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          July 30, 1995
                                        -------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------     ----------
Commission file number     0-7977
                       ---------------

                            NORDSON CORPORATION
           ---------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
 ------------------------------          --------------------------------
(State or other jurisdiction of             (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------         -------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code:  (216) 892-1580
                                                            --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Shares without par value as of July 30, 1995: 18,086,006
----------------------------------------------------------------

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number

     Condensed Consolidated Statement of Income -
      Thirteen Weeks and Thirty-Nine Weeks ended
      July 30, 1995 and July 31, 1994                       3

     Condensed Consolidated Balance Sheet -
      July 30, 1995 and October 30, 1994                    4

     Condensed Consolidated Statement of Cash
      Flows - Thirty-Nine Weeks ended
      July 30, 1995 and July 31, 1994                       5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations       7-9



Part II - Other Information

     Item 6, Exhibits and Reports on Form 8-K               10

     Signature                                              11

     Exhibit Index                                          12

                 Part I - Financial Information


                              NORDSON CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)



                         Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                        July 30,      July 31,       July 30,       July 31,
                          1995          1994           1995           1994
                       ----------    ----------     ----------     ----------
Sales                  $155,152       $133,438       $421,704       $359,620

Cost of sales            66,318         56,658        177,788        148,855

Selling &
  administrative
  expenses               65,429         55,375        185,602        159,666
                       ---------      ---------      ---------      ---------
Operating profit         23,405         21,405         58,314         51,099

Other income (expense):
  Interest expense       (1,143)        (1,203)        (3,337)        (3,430)
  Interest and
    investment income       194            161            586            661
  Other - net               170           (491)           346            303
                       ---------     ----------      ---------      ---------
Income before income
  taxes                  22,626         19,872         55,909         48,633

Income taxes              7,779          6,754         19,428         16,965
                       ---------      ---------      ---------      ---------
Net income             $ 14,847       $ 13,118       $ 36,481       $ 31,668
                       =========      =========      =========      =========
Weighted average common
  shares and common
  share equivalents      18,514         18,988         18,652         19,125
                       =========      =========      =========      =========
Primary earnings
  per share            $    .80       $    .69       $   1.96       $   1.66
                       =========      =========      =========      =========
Dividends per
  common share         $    .16       $    .14       $    .48       $    .42
                       =========      =========      =========      =========

See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                       July 30, 1995     October 30, 1994
                                       -------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  5,134             $  4,578
  Marketable securities                      2,025                6,486
  Receivables                              135,556              120,073
  Inventories                              115,698               93,615
  Deferred income taxes                     22,682               20,575
  Prepaid expenses                           4,040                4,980
                                          --------             --------
    Total current assets                   285,135              250,307

Property, plant and equipment              183,336              167,611
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (88,196)             (78,956)
Intangible assets - net                     32,812               29,900
Other assets                                15,701               12,082
                                          --------             --------
                                          $428,788             $380,944
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 45,167             $ 26,917
  Accounts payable                          30,420               26,900
  Current portion of long-term debt          5,896                5,723
  Other current liabilities                 71,496               63,771
                                          --------             --------
    Total current liabilities              152,979              123,311

Long-term debt                              17,864               19,254
Other liabilities                           29,835               25,955

Shareholders' equity:
  Common shares                             12,253               12,253
  Other shareholders' equity               215,857              200,171
                                          --------             --------
    Total shareholders' equity             228,110              212,424
                                          --------             --------
                                          $428,788             $380,944
                                          ========             ========

See accompanying notes.

                         NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)

                                                Thirty-Nine Weeks Ended
                                            July 30, 1995      July 31, 1994
                                            -------------      -------------

Cash flows from operating activities:
     Net income                                $36,481            $31,668
     Changes in working capital                (16,305)           (13,425)
     Other - net                                 9,011             13,432
                                               --------           --------
                                                29,187             31,675
Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (15,624)           (13,359)
     Proceeds from sale of property,
          plant and equipment                    1,702                 35
     Acquisition of new businesses              (4,116)            (1,518)
     Purchase of marketable securities               -             (3,605)
     Proceeds from sale of marketable
          securities                             4,461              2,755
                                               --------           --------
                                               (13,577)           (15,692)
Cash flows from financing activities:
     Proceeds from notes payable                34,277             17,974
     Payment of notes payable                  (18,512)           (15,716)
     Proceeds from long-term debt                  651                 94
     Payment of long-term debt                  (4,600)            (5,043)
     Issuance of common shares                   1,111              6,990
     Purchase of treasury shares               (20,366)           (26,587)
     Dividends paid                             (8,777)            (7,838)
                                               --------           --------
                                               (16,216)           (30,126)

Effect of exchange rate changes                  1,162                (21)
                                               --------           --------
Increase (decrease) in cash                        556            (14,164)

Cash and cash equivalents
     Beginning of fiscal year                    4,578             18,128
                                               --------           --------
     End of period                             $ 5,134            $ 3,964
                                               ========           ========


See accompanying notes.

                          NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               July 30, 1995


1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended July 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 30, 1994.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     July 30, 1995        October 30, 1994
                                     -------------        ----------------
          Finished goods                 $44,051                $33,919
          Work-in-process                 18,829                 10,579
          Raw materials and
            finished parts                52,818                 49,117
                                        --------                -------
                                        $115,698                $93,615
                                        ========                =======

3. ACCOUNTING CHANGES. Effective as of the beginning of fiscal 1995, the Company adopted Financial Accounting Standards Board Statement "Accounting for Certain Investments in Debt and Equity Securities" (FAS
     115). Under FAS 115, the Company's marketable securities are classified as "available for sale" and recorded at current market value. Adoption of this statement did not have a material effect on the Company's con-solidated financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting the Company's financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
                           RESULTS OF OPERATIONS
SALES
-----
Sales for the third quarter and year-to-date 1995 increased 16.3% and 17.3%, respectively, over the comparable 1994 periods as a result of price/volume increases, combined with favorable currency effects.

In the third quarter, price/volume changes accounted for a 9.3% increase in sales, while for the year-to-date, they accounted for an 11.5% increase. In the third quarter, the Company experienced volume gains in all geographic regions. In Japan, price adjustments offset volume increases so that local revenues were flat compared to the third quarter of the prior year. For the year-to-date period, sales volume in North America was up 15.5%, shipments in Europe were up 8.9%, and activity in the Pacific Rim countries and Latin America grew 23.0%, while in Japan, local revenues, net of volume increases and price adjustments, remained flat as compared to the prior year-to-date period. On a worldwide basis, price increases averaging 1.4% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1995 comprised approxi-mately 59.4% of total sales. Translating international sales at exchange rates reflecting a generally weaker U.S. dollar as compared to the prior year had the effect of increasing sales by 7.0% for the third quarter and 5.8% for the year-to-date period. This effect on reported sales does not include the impact of local price adjustments associated with changes in currency exchange rates.

OPERATING PROFIT
----------------
For the third quarter of 1995, operating profit, as a percentage of sales, decreased to 15.1% from 16.0% for the same period of 1994. Year-to-date operating profit decreased to 13.8% of sales for 1995 from 14.2% in 1994.

As a percentage of sales, gross margins decreased slightly for both the third quarter and year-to-date periods of 1995 as compared to the same periods in 1994. These changes can be attributed to lower margins from the mix of products sold, offset by favorable currency effects. Product sales mix was influenced by the sales growth of large engineered powder coating systems sold into automotive and other industrial markets.

Selling and administrative expenses increased 18.2% in the third quarter and 16.2% for the year-to-date over the comparable period in the prior year. Spending growth reflects increased sales volume, business acquisitions and currency effects.

NET INCOME
----------
For the third quarter of 1995, net income, as a percentage of sales, was 9.6%, compared with 9.8% for the same period of 1994. Year-to-date income was 8.7% of sales in 1995 and 8.8% in 1994.

In addition to the factors impacting operating profit discussed above, the Company recognized other income in the third quarter of 1995 compared to other expense in the same period of 1994 related to non-recurring items. On a year-to-date basis, this improvement offset the effect of small currency exchange losses in 1995 compared to small gains in 1994. Also, the income tax rate was lowered in the third quarter of 1995 and 1994 to a year-to-date effective rate of 34.8% and 34.9%, respectively.

FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for third quarter and year-to-date 1995 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 1994 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if trans-actions for the third quarter 1995 were translated at exchange rates in effect during 1994, sales would have been approximately $9,300,000 lower while third-party costs and expenses would have been $5,900,000 lower. If transactions for year-to-date 1995 were translated at exchange rates in effect during 1994, sales would have been approximately $20,800,000 lower and third-party costs and expenses would have been $13,100,000 lower.


                            FINANCIAL CONDITION

During the first three quarters of 1995, net assets increased $15,686,000. This increase is primarily due to earnings of $36,481,000 and an increase of $5,726,000 from translating foreign net assets at the end of the third quarter when the U.S. dollar was weaker against other currencies than at prior year end, offset by net repurchases of Nordson stock totalling $19,255,000 and the payment of $8,777,000 in dividends.

Working capital, as of the end of the quarter, increased $5,160,000 over the prior year-end. This change consisted primarily of increases in receivables and inventories, offset by decreases in marketable securities and increases in notes payable and accrued liabilities. Receivables increased as a result of strong sales in the third quarter of 1995. Changes in inventories can be traced to increases in component inventory related to greater demand and in work-in-process associated with large engineered systems. Notes payable increased to meet current operating needs and to finance the acquisition of a new business, a European manufacturer of advanced liquid adhesive dispensing systems. Accrued liabilities increased due to an increase in customer advance payments.

Cash and cash equivalents increased $556,000 during the first nine months of 1995. Uses for cash included net repurchases of Nordson stock, outlays for capital expenditures, dividends, the acquisition of a new business, and net payments on long-term borrowings. Cash from operations, net proceeds from notes payable and proceeds from the sale of marketable securities were utilized to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                        Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share
                          Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended July 30, 1995.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 12, 1995                    Nordson Corporation



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