Form 10-K405
period 1995-10-29
NORDSON CORP
filed 1996-01-26
CIK 72331

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [FEE REQUIRED]
 for the fiscal year ended October 29, 1995
                           ----------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

                        Commission file number 0-7977
                                               ------

                             NORDSON CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Ohio                                      34-0590250
  ------------------------               ------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio            44145        (216) 892-1580
----------------------------------------    ---------    ------------------
(Address of principal executive offices)    (Zip Code)   (Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                     ----
         Securities registered pursuant to Section 12(g) of the Act:
                       Common Shares with no par value
                       -------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---
State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $745,989,000 AS OF DECEMBER 31, 1995

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 17,948,183 COMMON SHARES AS OF DECEMBER 31, 1995

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

           PORTIONS OF THE 1995 ANNUAL REPORT - PARTS I, II AND IV PORTIONS OF THE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING - PART III

                                     PART I
                                     ------
Item 1.  Business.
------   --------
                        GENERAL DEVELOPMENT OF BUSINESS
                        -------------------------------

General Description of Business
-------------------------------
  Founded in 1954, Nordson Corporation is a multi-national company that designs, manufactures and markets systems that apply adhesives, sealants and liquid and powder coatings to consumer and industrial products during manufacturing.

  Nordson's industrial application systems are used, for example, to seal cartons and cases, assemble furniture, spray protective finishes on automobiles, apply liquid and powder paints to appliances, and coat the interiors of food and beverage containers.

  Headquartered in Westlake, Ohio, Nordson markets its products worldwide through four sales divisions -- North America, Europe, Japan, and Pacific South. These organizations are comprised of a network of 36 direct operations, each managed by local personnel who understand their markets and cultures. Sixty percent of the Company's 1995 revenues were generated outside the United States.

Corporate Purpose and Strategies
--------------------------------
  Nordson strives to be a vital, self-renewing, worldwide organization which, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for its customers, employees, shareholders, and communities.

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

                FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT,
                ---------------------------------------------
              FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
              -------------------------------------------------

  In accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", Nordson has reported information about the Company's single industry segment, its geographic operations and its export sales. This information is contained in
Note 14 (page 34) of the 1995 Annual Report, incorporated herein by reference thereto.
                       NARRATIVE DESCRIPTION OF BUSINESS
                       ---------------------------------
Principal Products and Uses
---------------------------
  Nordson offers a full range of equipment that moves and dispenses liquid and powder coatings, adhesives and sealants, as well as many high- performance compounds. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

  The Company's various products and examples of their uses, arranged by the businesses which they serve, are as follows:

   Packaging - Automated hot melt adhesive dispensing systems for sealing corrugated cases and paperboard cartons, applying product labels and stabilizing pallets in the food, beverage, agriculture, cosmetics, and pharmaceuticals industries.

   Product Assembly - Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products in the appliance, automotive, book binding, building/construction, cosmetics, electronics, furniture, and telecommunications industries.

   Nonwovens - Automated equipment for applying adhesives, super-absorbent powders, liquids and fibers to assemble baby diapers, child training pants, feminine hygiene products, and adult incontinence products.

   Converting - Coating and laminating systems used to manufacture continuous roll goods such as specialty label stocks, back coated textiles, medical disposables, and automotive body cloth.

   Advanced Gasketing - Custom engineered systems for automatically dispensing foamed adhesives and sealants to make form-in-place gaskets for automotive components, appliances, construction products, electrical enclosures and large containers.

   Powder Coating - Electrostatic spray systems for applying powder paints and coatings to appliances, automotive components, metal office furniture/storage shelving, electrical transformers, and recreational equipment.

   Liquid Finishing - Electrostatic spray systems for applying liquid paints and coatings to plastic, metal and wood products such as furniture, kitchen and bath cabinets, doors and frames, pipes and tubing, and automotive components.

   Automotive - Liquid and powder finishing systems for spraying primers, anti-chip coatings, basecoats and clearcoats to body panels; adhesive and sealant dispensing systems for bonding glass, body panels and structural components in automobiles.

   Container Coating - Automated equipment and systems for applying and curing liquid and powder coatings to the interiors and ends of metal containers in the food and beverage industries.

   Electronics - Automated equipment for applying protective conformal coating, solder flux and adhesive materials to printed circuit boards and electronic assemblies in the appliance, automotive, avionics, defense, electrical/ electronics, and telecommunications industries.

   Nordson markets its products in the United States and fifty-one other countries, primarily through a direct sales force, and in eleven countries through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment which meets the specific needs of its customers.

Manufacturing and Raw Materials
-------------------------------
  Nordson's production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has manufacturing operations in Amherst and Elyria, Ohio; Norcross, Georgia; Sand City, California; Branford, Connecticut; Luneburg, Germany; Udenhout, The Netherlands; and Stenungsund, Sweden.

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

Patents and Trademarks
----------------------
  The Company maintains procedures to protect patents and trademarks both domestically and internationally. However, Nordson's business is not materially dependent upon any one or more of the patents, or on patent protection in general.

Seasonal Variation in Business
------------------------------
  There is no significant seasonal variation in the Company's business.

Working Capital Practices
-------------------------
  No special or unusual practices affect Nordson's working capital. However, the Company generally requires substantial advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. The Company maintains a relatively high investment in inventory to ensure products are available to customers when ordered. This investment reflects Nordson's commitment to customer service, part of its Package of Values(TM).

Customers
---------
  The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 1995, no single customer accounted for 5 percent or more of sales.

Backlog
-------
  The Company's backlog of orders has increased to $64,101,000 at October 29, 1995 from $46,169,000 at October 30, 1994. All orders in the October 1995 backlog are expected to be shipped to customers in fiscal 1996.

Government Contracts
--------------------
  Nordson's business neither includes nor depends upon a significant amount of governmental contracts or sub-contracts. Therefore, no material part of the Company's business is subject to renegotiation or termination at the option of the government.

Competitive Conditions
----------------------
  Nordson equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, finishing and coating techniques. Any production process that requires the application of material to a substrate or surface is a potential use for Nordson equipment.

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

Research and Development
------------------------
  Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $28,866,000 in fiscal 1995, compared with approximately $24,434,000 in fiscal 1994 and $20,521,000 in fiscal 1993. As a percentage of sales, these investments were approximately 5.0 percent in fiscal 1995, 4.8 percent in fiscal 1994, and 4.4 percent for fiscal 1993.

Environmental Compliance
------------------------
  Compliance with federal, state and local environmental protection laws during fiscal 1995 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 1996.

Employees
---------
  As of October 29, 1995, Nordson had approximately 3,470 employees, including all full-time and part-time employees.

Item 2.  Properties.
------   ----------
   The following table summarizes the principal properties of the Company.

                             Description                                          Approximate
Location                     of Property                                          Square Feet
--------                     -----------                                          -----------
Amherst, Ohio                A manufacturing, laboratory                             585,000
                             and office complex located
                             on 52 acres of land

Westlake, Ohio               An office and laboratory                                 68,000
                             building located on 25 acres
                             of land

Elyria, Ohio                 A manufacturing and warehouse                            20,000
                             building

Norcross, Georgia            A manufacturing, laboratory                             150,000
                             and office building located
                             on 10 acres of land

                             A manufacturing and office                               27,000
                             building (leased)

Duluth, Georgia              An office and laboratory                                108,000
                             building (leased)

Branford,                    A manufacturing and office                               47,000
Connecticut                  building (leased)

Sand City,                   A manufacturing, laboratory                              35,000
California                   and office building (leased)

Luneburg,                    A manufacturing, laboratory                             130,000
Germany                      and office complex

Erkrath,                     An office, laboratory and                                63,000
Germany                      warehouse building (leased)

St. Thibault Des             An office building (leased)                              45,000
Vignes, France

Milano, Italy                An office, laboratory and                                44,000
                             warehouse building (leased)

                             Description                                          Approximate
Location                     of Property                                          Square Feet
--------                     -----------                                          -----------
Tokyo, Japan                 An office, laboratory and                                34,000
                             warehouse building (leased)

Albertslund,                 An office and warehouse                                  18,000
Denmark                      building

Stenungsund,                 A manufacturing and office                               15,000
Sweden                       building

Udenhout, The                A manufacturing and office                                9,000
Netherlands                  building


                 Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

                 Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed twenty-five years and generally contain a provision for cancellation with some penalty at an earlier date.

                 In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 7 of Notes to Consolidated Financial Statements on page 29 of the 1995 Annual Report, incorporated herein by reference thereto.

Item 3.  Legal Proceedings.
------   -----------------
                 The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------
                 None.

Executive Officers of the Company.
---------------------------------
         The executive officers of the Company as of December 31, 1995 were as follows:

                                    Served              Position or Office With
                                       As               The Company and Business
                                    Officer             Experience During the Past
         Name                        Since                 Five (5) Year Period
-----------------------             -------           -------------------------------
Eric T. Nord                          1954            Chairman of the Board, 1973.
Age, 78

William P. Madar                      1986            President and Chief Executive
Age, 56                                                 Officer, 1986.

Edward P. Campbell                    1988            Executive Vice President & Chief
Age, 46                                                 Operating Officer, 1994.
                                                        Vice President, 1988.

John E. Jackson                       1986            Senior Vice President, 1994.
Age, 50                                                 Vice President-Operations, 1986.

Christian C. Bernadotte               1994            Vice President, 1994.
Age, 46                                                 General Manager-Packaging and
                                                        Product Assembly, 1986.

Drexel R. Bunch                       1986            Vice President, Manufacturing, 1986.
Age, 51

Raymond L. Cushing                   1995             Treasurer, 1995.
Age, 41                                                  Assistant Treasurer, 1990.

Bruce H. Fields                      1992             Vice President, Human Resources, 1992.
Age, 44                                                 Director, Human Resources, 1989.

William D. Ginn                      1966             Secretary, 1966.
Age, 72

Michael Groos                        1995             Vice President, 1995.
Age, 44                                                 General Manager, Central Region,
                                                        European Division, 1990.

Dr. Richard G. Klein                 1986             Vice President, Corporate Research
Age, 53                                                 & Technology, 1986.

                                    Served              Position or Office With
                                       As               The Company and Business
                                    Officer             Experience During the Past
         Name                        Since                 Five (5) Year Period
-----------------------             -------           -------------------------------
Donald J. McLane                      1986            Vice President, 1986.
Age, 52

Yoshihiko Miyahara                    1989            Vice President, 1989.
Age, 58

Thomas L. Moorhead                    1981            Vice President, Law and Assistant
Age, 59                                                 Secretary, 1981.

Nicholas D. Pellecchia                1986            Vice President, Finance and
Age, 50                                                  Controller, 1986.

Robert E. Thayer                      1978            Vice President, 1978.
Age, 64

                 Messrs. Eric T. Nord and Evan W. Nord (director and retired officer) are brothers. No other directors and officers are related.

                                    PART II

Item 5.          Market for the Company's Common Equity and Related Stockholder
------           --------------------------------------------------------------
                 Matters.
                 -------
Market Information and Dividends.
--------------------------------
                 The Company's common shares are listed on the NASDAQ National Market System. The information appearing under the captions "Dividend Information and Price Range per Common Shares" and "Stock Listing Information" on page 40 of the 1995 Annual Report is incorporated herein by reference thereto.

Holders.
-------
                 The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1995 was as follows:

                                                Number of
                   Title of Class             Record Holders
                   --------------             --------------
                Common shares with no              2,984
                  par value


Item 6.          Selected Financial Data.
------           -----------------------
                 The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 36 and 37 of the 1995 Annual Report.


Item 7.          Management's Discussion and Analysis of Financial Condition and
------           ---------------------------------------------------------------
                 Results of Operations.
                 ---------------------
                 The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 18 through 20 of the 1995 Annual Report.

Item 8.          Financial Statements and Supplementary Data.
------           -------------------------------------------
                 The information required by this item appears on pages 21
through   35 of the 1995 Annual Report, incorporated herein by reference thereto.


Item 9.          Changes In and Disagreements With Accountants on Accounting
------           -----------------------------------------------------------
                 and Financial Disclosure.
                 ------------------------
                 None.

                                    PART III
                                    --------

Item 10.         Directors and Executive Officers of the Company.
-------          -----------------------------------------------
                 The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1996.

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


Item 11.         Executive Compensation.
-------          ----------------------
                 The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on page 5, and information pertaining to compensation of officers located on pages 8 through 19 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1996.


Item 12.         Security Ownership of Certain Beneficial Owners and
-------          ---------------------------------------------------
                 Management.
                 ----------
                 The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 6 through 8 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1996.


Item 13.         Certain Relationships and Related Transactions.
-------          ----------------------------------------------
                 William D. Ginn, a director and Secretary of the Company, is Of Counsel to Thompson Hine & Flory P.L.L., a law firm which has in the past provided and continues to provide legal services to the Company.

                                    PART IV
                                    -------

Item 14.         Exhibits, Financial Statement Schedules and Reports on
-------          ------------------------------------------------------
                 Form 8-K.
                 --------
                 (a)(1). Financial Statements.
                         --------------------
                 The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

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



                                        NORDSON CORPORATION


Date:  January 26, 1996                 By: /s/ Nicholas D. Pellecchia
                                            -----------------------------------
                                                Nicholas D. Pellecchia
                                                Vice President, Finance
                                                  and Controller

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eric T. Nord                                                January 26, 1996
-----------------------------
Eric T. Nord
Director and Chairman of the Board


/s/ William P. Madar                                            January 26, 1996
----------------------------
William P. Madar
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Nicholas D. Pellecchia                                      January 26, 1996
----------------------------
Nicholas D. Pellecchia
Vice President-Finance and Controller
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                             January 26, 1996
----------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                          January 26, 1996
----------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                         January 26, 1996
----------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                           January 26, 1996
----------------------------
Stephen R. Hardis
Director


/s/ Evan W. Nord                                                January 26, 1996
----------------------------
Evan W. Nord
Director


/s/ William L. Robinson                                         January 26, 1996
------------------------
William L. Robinson
Director

                              NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                         INDEX TO FINANCIAL STATEMENTS


                               INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED OCTOBER 29, 1995

                              NORDSON CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                (Item 14(a)(1))


                                                          Page Reference
                                                          --------------
Data incorporated by reference from
  the 1995 Annual Report:
         Consolidated statement of income for
           the years ended October 29, 1995,
           October 30, 1994 and October 31, 1993                 21
         Consolidated balance sheet as of
           October 29, 1995 and October 30, 1994                 22
         Consolidated statement of cash flows
           for the years ended October 29, 1995,
           October 30, 1994 and October 31, 1993                 23
         Consolidated statement of shareholders'
           equity for the years ended October 29,
           1995, October 30, 1994 and October 31,
           1993                                                  24
         Notes to consolidated financial statements           25-35
         Report of independent auditors                          35



                 The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1995 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1995 Annual Report is not to be deemed filed as part of this report.

                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number           Description
-------          -----------

(3)              Articles of Incorporation and By-Laws

3-a                 1989 Amended Articles of Incorporation
                        (incorporated herein by reference to Exhibit
                        3-a to Registrant's Annual Report on Form 10-K
                        for the year ended October 30, 1994)

3-b                 Amendment to 1984 Regulations, adopted
                        February 22, 1989, and 1984 Amended
                        Regulations, as amended (incorporated herein
                        by reference to Exhibit 3-b to Registrant's
                        Annual Report on Form 10-K for the year
                        ended October 30, 1994)

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

(10)             Material Contracts

10-a                Nordson Corporation 1995 Management Incentive
                        Compensation Plan (incorporated herein by
                        reference to Appendix A to the Registrant's
                        Proxy Statement filed with the Securities
                        and Exchange Commission January 31, 1995)*

10-a-1              Nordson Corporation 1995 Management Incentive
                        Compensation Plan - Exhibits 2 and 3

10-b                1979 Employees Stock Option Plan of the Registrant,
                        as amended October 27, 1980 (incorporated herein
                        by reference to Exhibit 10-b to Registrant's
                        Annual Report on Form 10-K for the year ended
                        October 30, 1994)*

                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))


Exhibit
Number           Description
-------          -----------

10-b-1              Amendment to 1979 Employees Stock Option Plan of
                        the Registrant, adopted April 20, 1982
                        (incorporated herein by reference to Exhibit
                        10-b-1 to Registrant's Annual Report on Form 10-K
                        for the year ended October 30, 1994)*

10-b-2              Amendments to 1979 Employee Stock Option Plan
                        of the Registrant, adopted October 27, 1988
                        (incorporated herein by reference to Exhibit
                        10-c-2 to Registrant's Annual Report on
                        Form 10-K for the year ended October 31, 1993)*

10-c                1982 Incentive Stock Option Plan of the
                        Registrant, as adopted January 18, 1982
                        (incorporated herein by reference to Exhibit
                        10-c to Registrant's Annual Report on Form 10-K
                        for the year ended October 30, 1994)*

10-c-1              Amendment to 1982 Incentive Stock Option Plan
                        of the Registrant, adopted April 20, 1982
                        (incorporated herein by reference to Exhibit
                        10-c-1 to Registrant's Annual Report on Form 10-K
                        for the year ended October 30, 1994)*

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

10-d                Employment Agreement between the Registrant and
                        William P. Madar*

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

Exhibit
Number           Description
-------          -----------

10-e                Board of Directors Deferred Compensation Plan, as
                        amended October 27, 1988 (incorporated herein by
                        reference to Exhibit 10-e to Registrant's Annual
                        Report on Form 10-K for the year ended
                        October 30, 1994)*

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

10-h-1              First Amendment to Nordson Corporation Excess
                        Defined Contribution Retirement Plan*

10-h-2              Amendment to Nordson Corporation Excess Defined
                        Contribution Retirement Plan*

10-i                Nordson Corporation Excess Defined Benefit Pension
                        Plan (incorporated herein by reference to Exhibit
                        10-l to Registrant's Annual Report on Form 10-K
                        for the year ended November 1, 1992)*

10-i-1              First Amendment to Nordson Corporation Excess
                        Defined Benefit Pension Plan*

10-i-2              Second Amendment to Nordson Corporation Excess Defined
                        Benefit Retirement Plan*

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

                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number           Description
-------          -----------

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

10-o                1988 Amended and Restated Stock Appreciation Rights Plan*

(11)             Calculation of Earnings per Share

(13)             Selected portions of the 1995 Annual Report

13-a                Management's Discussion and Analysis (pages
                        18 through 20 of the 1995 Annual Report)

13-b                Consolidated Statement of Income (page 21
                        of the 1995 Annual Report)

13-c                Consolidated Balance Sheet (page 22 of the
                        1995 Annual Report)

13-d                Consolidated Statement of Cash Flows (page 23
                        of the 1995 Annual Report)

13-e                Consolidated Statement of Shareholders'
                        Equity (page 24 of the 1995 Annual Report)

13-f                Notes to Consolidated Financial Statements
                        (pages 25 through 35 of the 1995 Annual
                        Report)

13-g                Report of Independent Auditors (page 35 of
                        the 1995 Annual Report)

13-h                Eleven-Year Summary (pages 36 and 37 of the
                        1995 Annual Report)

                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number           Description
-------          -----------

13-i                Shareholder Information (page 40 of the 1995
                        Annual Report)

(21)             Subsidiaries of the Registrant

(23)             Consent of Independent Auditors

(27)             Financial Data Schedule

(99)             Additional Exhibits

99-a                Form S-8 Undertakings (Nos. 33-32201, 2-82915,
                        33-18279, 33-20451, 33-20452, 33-18309 and
                        33-33481)

99-b                Form S-8 Undertakings (No. 2-66776)

99-c                Annual Report on Form 11-K of the Nordson
                        Employees' Savings Trust Plan for its fiscal
                        year ended December 31, 1995

99-d                Annual Report on Form 11-K of the Nordson
                        Hourly-Rated Employees' Savings Trust Plan
                        for its fiscal year ended December 31, 1995

                 *Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.