Form 10-Q
period 1996-01-28
NORDSON CORP
filed 1996-03-12
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   January 28, 1996
                                 ----------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______  to _______

Commission file no.    0-7977
                    ------------

                            NORDSON CORPORATION
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
  ----------------------------                  ------------------------
 (State or other jurisdiction of        (I.R.S Employer Identification No.)
  incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
  ------------------------------------                 -------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                        ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF JANUARY 28, 1996: 17,912,750

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number

     Condensed Consolidated Statement of Income -
      Thirteen Weeks Ended January 28, 1996 and
      January 29, 1995                                      3

     Condensed Consolidated Balance Sheet -
      January 28, 1996 and October 29, 1995                 4

     Condensed Consolidated Statement of Cash
      Flows - Thirteen Weeks Ended January 28, 1996
      and January 29, 1995                                  5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition       7-8



Part II - Other Information


     Item 6, Exhibits and Reports on Form 8-K               9

     Signature                                             10

     Exhibit Index                                         11

                      Part I - Financial Information

                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)


                                             Thirteen Weeks Ended
                                    January 28, 1996      January 29, 1995
                                   -----------------     ------------------
Sales                                   $131,882               $123,477

Cost of sales                             54,150                 52,106

Selling & administrative expenses         62,887                 57,357
                                         -------                -------
Operating profit                          14,845                 14,014

Other income (expense):
     Interest expense                     (1,204)                  (971)
     Interest income                         181                    188
     Other - net                             469                    525
                                         -------                -------
Income before income taxes                14,291                 13,756

Income taxes                               5,002                  4,815
                                         -------                -------
Net income                               $ 9,289                $ 8,941
                                         =======                =======
Weighted average common shares and
     common share equivalents             18,317                 18,781
                                         =======                =======
Primary earnings per share               $   .51                $   .48
                                         =======                =======
Dividends per common share               $   .18                $   .16
                                         =======                =======

See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)


                                      January 28, 1996     October 29, 1995
                                     -----------------     -----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  1,155             $    359
  Marketable securities                        710                1,225
  Receivables                              135,601              146,846
  Inventories                              115,423              110,198
  Deferred income taxes                     23,889               21,858
  Prepaid expenses                           6,571                5,455
                                          --------             --------
    Total current assets                   283,349              285,941

Property, plant and equipment              192,718              188,294
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (91,848)             (88,795)
Intangible assets - net                     31,058               31,768
Other assets                                18,875               17,502
                                          --------             --------
                                          $434,152             $434,710
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 56,491             $ 43,197
  Accounts payable                          24,005               28,250
  Current portion of long-term debt          6,516                6,465
  Other current liabilities                 68,480               77,467
                                          --------             --------
    Total current liabilities              155,492              155,379

Long-term debt                              16,627               17,134
Other liabilities                           32,055               30,867

Shareholders' equity:
  Common shares                             12,253               12,253
  Other shareholders' equity               217,725              219,077
                                          --------             --------
    Total shareholders' equity             229,978              231,330
                                          --------             --------
                                          $434,152             $434,710
                                          ========             ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)


                                             Thirteen Weeks Ended
                                    January 28, 1996     January 29, 1995
                                   -----------------    -----------------
Cash flows from operating activities:
  Net income                             $  9,289             $  8,941
  Changes in working capital              (12,010)              (6,081)
  Other - net                               5,594                5,038
                                         --------             --------
                                            2,873                7,898

Cash flows from investing activities:
  Additions to property, plant
    and equipment                          (5,169)              (5,232)
  Proceeds from sale of property,
    plant and equipment                         -                1,638
  Proceeds from sale of marketable
    securities                                515                2,255
                                         --------             --------
                                           (4,654)              (1,339)

Cash flows from financing activities:
  Net proceeds from notes payable          13,961                3,982
  Payment of long-term debt                (1,179)              (1,089)
  Issuance of common shares                   159                  328
  Purchase of treasury shares              (6,918)              (4,959)
  Dividends paid                           (3,237)              (2,941)
                                         --------             --------
                                            2,786               (4,679)

Effect of exchange rate changes              (209)                (193)
                                         --------             --------
Increase in cash                              796                1,687

Cash and cash equivalents
  Beginning of fiscal year                    359                4,578
                                         --------             --------
  End of period                          $  1,155             $  6,265
                                         ========             ========

See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             January 28, 1996



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended January 28, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 29, 1995.

2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     January 28, 1996      October 29, 1995
                                    -----------------     -----------------
          Finished goods                 $ 40,635              $ 42,246
          Work-in-process                  17,630                14,355
          Raw materials and
            finished parts                 57,158                53,597
                                         --------              --------
                                         $115,423              $110,198
                                         ========              ========

3.   SUBSEQUENT EVENT.   On January 29, 1996, the Company acquired the shares
     of Spectral Technology Group Limited ("Spectral"), Slough, England. Spectral, which has annual sales of approximately $13 million, designs, manufactures and markets ultraviolet curing systems used to accelarate the drying of inks and coatings in the printing, packaging, metal decorating, wood finishing, electronics and plastics industries. The acquisition, which was financed through a combination of short-term and long-term borrowing, will be accounted for as a purchase.

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


                           RESULTS OF OPERATIONS

SALES
-----
Sales for the first quarter of 1996 increased 6.8% over the comparable 1995 period, as a result of price/volume gains combined with favorable currency effects.

Sales gains due to price/volume changes accounted for a 5.8% increase, compared with the same period of the prior year. Volume gains were experienced in three of our four geographic regions. In Europe, sales volume was up 14.4% over the first quarter of 1995. Results in Europe were driven by sales of adhesive dispensing systems sold into the nonwovens market, as well as engineered powder coating systems. Local sales volume in Japan rose 28.3%, compared with the first quarter of 1995. Growth in Japan was spread across most of the Company's markets with heavier concentration in container and nonwoven applications. In the Pacific South region, local volume increased 25.9% over the prior year period, as demand for Nordson technologies continued to grow throughout Latin America and Asia. On the other hand, the slowing U.S. economy interrupted several years of strong sales growth in North America. Sales volume in North America in the first quarter declined 12.1%, compared with the first quarter of 1995 due primarily to reduced demand for engineered systems. Price increases averaging 0.6% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1996 comprised approxi-mately 67.2 % of total sales. Translating international sales at generally higher average exchange rates as compared to the same period in the prior year increased sales by 1.0% for the first quarter.


OPERATING PROFIT
----------------
Operating profit, as a percentage of sales, was 11.3% for the first quarter 1996, unchanged from the first quarter 1995. Gross margins, expressed as a percentage of sales, were 58.9% for the quarter, compared with 57.8% a year ago. The improved margins are due to changes in the product sales mix in North America. The increase in selling and administrative expenses over the first quarter 1995 of 9.6% can be attributed to increased sales volume and currency effects.

NET INCOME
----------
Net income, as a percentage of sales, decreased from 7.2% to 7.0% for the first quarter 1996 as compared to the first quarter 1995. This decrease results from the factors discussed above, as well as from an increase in interest expense. The increase in interest expense is due to an increase in short-term borrowing.

FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for first quarter 1996 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates which existed during the comparable 1995 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the first quarter 1996 were translated at exchange rates in effect during 1995, sales would have been approximately $1,200,000 lower while third-party costs and expenses would have been approximately $1,400,000 lower.


                            FINANCIAL CONDITION


During the first quarter of 1996, net assets decreased $1,352,000. This decrease is primarily attributable to net purchases of treasury shares amounting to $6,918,000, the payment of $3,237,000 in dividends, and a reduction of $713,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $9,289,000.

Working capital decreased $2,705,000 during the quarter. This change consisted primarily of a decrease in receivables and an increase in notes payable, offset by an increase in inventories and decreases in accounts payable and other current liabilities. Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1995 and notes payable increased from net borrowings. Inventories increased in anticipation of increased demand for Nordson products, accounts payable decreased from the payment of additional purchases made prior to year-end and other current liabilities decreased due to the payment of fiscal 1995 bonuses and other employee benefits.

Cash and cash equivalents increased $796,000 during the quarter. Uses for cash included purchases of treasury shares, outlays for capital expenditures and dividends. Net proceeds from notes payable and cash from operations were utilized to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                    Exhibit 11 Calculation of Earnings Per Share
                    Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended January 28, 1996.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 12, 1996                          Nordson Corporation



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