Form 10-Q
period 1996-04-28
NORDSON CORP
filed 1996-06-11
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      April 28, 1996
                                   ----------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                                --------      --------
Commission file number     0-7977
                         ---------

                            NORDSON CORPORATION
                       -----------------------------
          (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
      --------------------                      --------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)

   28601 Clemens Road, Westlake, Ohio                      44145
  ------------------------------------              --------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                        ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                      ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF APRIL 28, 1996: 17,909,027

                            NORDSON CORPORATION

                                   INDEX





Part I - Financial Information                         Page Number

     Condensed Consolidated Statement of Income -
      Thirteen and Twenty-Six Weeks ended April 28, 1996
      and April 30, 1995                                    3

     Condensed Consolidated Balance Sheet -
      April 28, 1996 and October 29, 1995                   4

     Condensed Consolidated Statement of Cash
      Flows - Twenty-Six Weeks ended April 28, 1996
      and April 30, 1995                                    5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition       7-9



Part II - Other Information

     Item 4, Submission of Matters to a Vote
      of Security Holders                                  10

     Item 6, Exhibits and Reports on Form 8-K              10

     Signature                                             11

     Exhibit Index                                         12

                      Part I - Financial Information

                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)


                    Thirteen Weeks Ended          Twenty-Six Weeks Ended
             April 28, 1996  April 30, 1995  April 28, 1996  April 30, 1995
             --------------  --------------  --------------  --------------

Sales              $151,324       $143,075         $283,206       $266,552

Cost of sales        61,236         59,364          115,386        111,470

Selling &
  administrative
  expenses           68,507         62,816          131,394        120,173
                   --------       --------         --------       --------
Operating profit     21,581         20,895           36,426         34,909

Other income (expense):
  Interest expense   (1,491)        (1,223)          (2,695)        (2,194)
  Interest and
    investment income   165            204              346            392
  Other - net           854           (349)           1,323            176
                   --------       --------         --------       --------
Income before income
  taxes              21,109         19,527           35,400         33,283

Income taxes          7,388          6,834           12,390         11,649
                   --------       --------         --------       --------
Net income         $ 13,721       $ 12,693         $ 23,010       $ 21,634
                   ========       ========         ========       ========
Weighted average common
  shares and common
  share equivalents  18,271         18,654           18,298         18,720
                   ========       ========         ========       ========
Primary earnings
  per share        $    .75       $    .68         $   1.26       $   1.16
                   ========       ========         ========       ========
Dividends per
  common share     $    .18       $    .16         $    .36       $    .32
                   ========       ========         ========       ========


See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)



                                     April 28, 1996      October 29, 1995
                                     --------------      ----------------
ASSETS

Current assets:
  Cash and cash equivalents              $  5,942              $    359
  Marketable securities                       710                 1,225
  Receivables                             136,283               146,846
  Inventories                             116,829               110,198
  Deferred income taxes                    23,820                21,858
  Prepaid expenses                          4,498                 5,455
                                         --------              --------
    Total current assets                  288,082               285,941

Property, plant and equipment             199,208               188,295
Less accumulated depreciation and
  amortization of property, plant
  and equipment                           (94,939)              (88,796)
Intangible assets - net                    43,902                31,768
Other assets                               19,306                17,502
                                         --------              --------
                                         $455,559              $434,710
                                         ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $ 69,797              $ 43,197
  Accounts payable                         27,264                28,250
  Current portion of long-term debt         5,581                 6,465
  Other current liabilities                66,545                77,467
                                         --------              --------
    Total current liabilities             169,187               155,379

Long-term debt                             16,483                17,134
Other liabilities                          32,021                30,867

Shareholders' equity:
  Common shares                            12,253                12,253
  Other shareholders' equity              225,615               219,077
                                         --------              --------
    Total shareholders' equity            237,868               231,330
                                         --------              --------
                                         $455,559              $434,710
                                         ========              ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)



                                              Twenty-Six Weeks Ended
                                       April 28, 1996       April 30, 1995
                                       --------------       --------------
Cash flows from operating activities:
     Net income                             $23,010            $21,634
     Changes in working capital             (10,703)            (8,880)
     Other - net                              6,451              6,706
                                            -------            -------
                                             18,758             19,463

Cash flows from investing activities:
     Additions to property, plant
          and equipment                     (11,667)            (9,932)
     Proceeds from sale of property,
          plant and equipment                    10              1,700
     Acquisition of new businesses          (11,647)            (4,097)
     Proceeds from sale of marketable
          securities                            515              2,961
                                            -------            -------
                                            (22,789)           ( 9,368)

Cash flows from financing activities:
     Proceeds from notes payable             27,448             15,007
     Payment of long-term debt               (2,922)            (3,148)
     Issuance of common shares                1,833                967
     Purchase of treasury shares             (9,890)           (13,510)
     Dividends paid                          (6,460)            (5,868)
                                            -------            -------
                                             10,009            ( 6,552)

Effect of exchange rate changes                (395)               616
                                            -------            -------
Increase in cash                              5,583              4,159

Cash and cash equivalents
     Beginning of fiscal year                   359              4,578
                                            -------            -------
     End of period                          $ 5,942            $ 8,737
                                            =======            =======

See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              April 28, 1996


1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended April 28, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 29, 1995.


2. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                  April 28, 1996          October 29, 1995
                                  --------------          ----------------
          Finished goods             $ 39,856                  $ 42,246
          Work-in-process              19,891                    14,355
          Raw materials and
            finished parts             57,081                    53,597
                                     --------                  --------
                                     $116,829                  $110,198
                                     ========                  ========


3. ACQUISITIONS. On January 29, 1996, the Company acquired the shares of Spectral Technology Group Limited ("Spectral"), Slough, England. Spectral, which has annual sales of approximately $13 million, designs, manufactures and markets ultraviolet curing systems used to accelerate the drying of inks and coatings in the printing, packaging, metal decorating, wood finishing, electronics and plastics industries. The acquisition, which was financed through a combination of short-term and long-term borrowing, was accounted for as a purchase. Costs in excess of businesses acquired for this and other acquisitions are amortized over periods not exceeding 20 years. Assuming that the acquisition had taken place at the beginning of 1996 and 1995, pro forma results for 1996 and 1995, respectively, would not be materially different.

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


                           RESULTS OF OPERATIONS

SALES
- -----
Sales for the second quarter and year-to-date 1996 increased 5.8% and 6.2%, respectively, over the comparable 1995 periods as a result of price/volume gains, which were offset by unfavorable currency effects.

In the second quarter, price/volume changes accounted for a 6.8% increase in sales, while for the year-to-date, they accounted for a 6.3% increase. In both the second quarter and year-to-date periods, the Company experienced volume gains in three of its four geographic regions.

In Europe, sales volume was up 10.6% over the second quarter of 1995 and increased 12.4% over the first half of 1995. Results in Europe were influenced by very strong activity in the Company's powder and nonwoven businesses, along with steady improvement in its packaging and product assembly businesses. Sales of ultraviolet curing equipment also contributed to European growth during the second quarter.

Local sales volume in Japan rose 14.0% and 20.5% over the second quarter and year-to-date periods, respectively, of 1995. Growth in Japan resulted from improvements across most of the Company's businesses.

In the Pacific South region, local sales volume for the second quarter and first half of 1996 increased 26.7% and 26.4%, respectively, over the prior year periods. Growth in Mexico and continued expansion in Asia were significant contributors to this performance.

North American sales volume in the second quarter and first half of 1996 decreased 2.6% and 7.0%, respectively, from the comparable 1995 periods due primarily to reduced demand for engineered systems.

Price increases averaging 0.6% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1996 comprised approximately 64.9% of total sales. Translating international sales at exchange rates reflecting a generally stronger U.S. dollar as compared to the prior year had the effect of decreasing sales by 1.0% for the second quarter and 0.1% for the first half of 1996.

OPERATING PROFIT
- ----------------
For the second quarter of 1996, operating profit, as a percent of sales, decreased to 14.3% from 14.6% in 1995. Year-to-date operating profit declined to 12.9% of sales for 1996, from 13.1% in the same period in 1995.

As a percent of sales, gross margins increased for both the second quarter and year-to-date periods of 1996 as compared to 1995. These increases can be attributed to the mix of products sold, offset by unfavorable currency effects.

Selling and administrative expenses for the second quarter and first half of 1996 increased 9.1% and 9.3%, respectively. These increases are due to higher sales volumes, operating expenses of recent acquisitions and continuing programs for product and market expansion.

NET INCOME
- ----------
For the second quarter of 1996, net income, as a percent of sales, increased to 9.1% from 8.9% for the same period of 1995. Year-to-date income was 8.1% of sales, unchanged from 1995.

In addition to the factors impacting operating profit discussed above, the Company experienced currency exchange gains in the current year compared with currency exchange losses in the prior year. Currency exchange gains and losses are included in other-net. Also, interest expense increased due to higher average outstanding short-term borrowings.

FOREIGN CURRENCY EFFECTS
- ------------------------
In the aggregate, average exchange rates for second quarter and year-to-date 1996 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1995 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the second quarter 1996 were translated at exchange rates in effect during 1995, sales would have been approximately $1,400,000 higher while third-party costs and expenses would have been $300,000 higher. If transactions for year-to-date 1996 were translated at exchange rates in effect during 1995, sales would have been approximately $200,000 higher and third-party costs and expenses $1,000,000 lower.


                            FINANCIAL CONDITION

During the first half of 1996, net assets increased $6,538,000. This increase is primarily due to earnings of $23,010,000, offset by net repurchases of Nordson stock totalling $8,057,000, the payment of $6,460,000 in dividends and a decrease of $2,811,000 from translating foreign net assets at the end of the second quarter when the U.S. dollar was stronger against other currencies than at the prior year-end.

Working capital, as of the end of the quarter, decreased $11,667,000 over the prior year-end. This change consisted primarily of a decrease in accounts receivable and increases in notes payable, offset by increases in cash and cash equivalents and inventories and a decrease in other current liabilities. Receivables decreased due to lower sales in the second quarter of 1996 as compared to the fourth quarter of 1995. Notes payable increased to meet current operating needs and to finance the acquisition of Spectral. Inventories grew in anticipation of increased demand for Nordson products. Other current liabilities decreased due to the payment of fiscal 1995 bonuses and other employee benefits accrued for at fiscal 1995 year-end.

Cash and cash equivalents increased $5,583,000 during the first half of 1996. Uses for cash included outlays for capital expenditures, the acquisition of Spectral, repurchases of Nordson stock and dividends. Cash from operations and net proceeds from notes payable were used to finance the above cash uses. Available lines of credit are expected to be more than adequate to meet cash requirements for operations over the next year.

The increase in intangible assets-net is primarily due to the acquisition of Spectral.

                        Part II - Other Information



Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Nordson Corporation was held on March 7, 1996 for the purpose of electing three directors.

All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

          Dr. Glenn R. Brown:      For       16,965,013
                                   Withheld      57,533

          Dr. Anne O. Krueger:     For       16,964,677
                                   Withheld      57,889

          Eric T. Nord:            For       16,962,481
                                   Withheld      60,065

In addition to the above directors, the following directors' terms of office continued after the meeting: William W. Colville, William D. Ginn, Stephen R. Hardis, William P. Madar, Evan W. Nord and William L. Robinson.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share
                          Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended April 28, 1996.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 11, 1996                         Nordson Corporation



                                             /s/ Nicholas D. Pellecchia
                                             --------------------------
                                             Nicholas D. Pellecchia
                                             Vice President-Finance
                                                and Controller
                                             (Principal Financial Officer
                                              and Chief Accounting Officer)

                            NORDSON CORPORATION

                               EXHIBIT INDEX



                                                                Page Number


Exhibit 11     Calculation of Earnings Per Share                      13

Exhibit 27     Financial Data Schedule                                14