Form 10-K405/A
period 1995-10-29
NORDSON CORP
filed 1996-06-28
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
 for the fiscal year ended   October 29, 1995
                          -------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from            to
                              ------------   ------------

                         Commission file number 0-7977

                               NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                      34-0590250
 ------------------------------       ---------------------------------------
 (State of incorporation)               (I.R.S. Employer Identification No.)

  28601 Clemens Road, Westlake, Ohio          44145        (216) 892-1580
- ---------------------------------------     ----------   ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----

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

        PORTIONS OF THE 1995 ANNUAL REPORT - PARTS I, II AND IV PORTIONS OF THE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING - PART III

                                     1 of 26

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Current Report on Form 10-K dated January 26, 1996 as set forth in the pages attached hereto:

Exhibit 99-c Form 11-K for Nordson Employees' Savings Trust Plan

Item 9.           Financial Statements and Exhibits.
- ------            ---------------------------------
         (a)      Financial Statements                                      Page No.
                  --------------------                                      -------
                  Report of Independent Auditors                                5

                  Statement of net assets available for benefits              6-7

                  Statement of changes in net assets available
                    for benefits                                                8

                  Notes to financial statements                              9-13

         (b)      Exhibits
                  --------
                  Consent of Independent Auditors                              14

Exhibit 99-d Form 11-K for Nordson Hourly-Rated Employees'
                           Savings Trust Plan

Item 9.           Financial Statements and Exhibits.
- ------            ---------------------------------
         (a)      Financial Statements                                     Page No.
                  --------------------                                     --------
                  Report of Independent Auditors                               16

                  Statement of net assets available for benefits            17-18

                  Statement of changes in net assets available
                    for benefits                                               19

                  Notes to financial statements                             20-25

         (b)      Exhibits
                  --------
                  Consent of Independent Auditors                              26

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 NORDSON CORPORATION



Date: June 27, 1996                              --------------------------
                                                 Nicholas D. Pellecchia
                                                 Vice President-Finance &
                                                   Controller