Form 10-Q
period 1996-08-04
NORDSON CORP
filed 1996-09-13
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     August 4, 1996
                                --------------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                                 -------      -------
Commission file number     0-7977
                        ------------

                            NORDSON CORPORATION
            ---------------------------------------------------
           (Exact name of registrant as specified in its charter)



               Ohio                                 34-0590250
 -----------------------------           --------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                        ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT
PAR VALUE AS OF AUGUST 4, 1996:   17,853,896

                            NORDSON CORPORATION

                                   INDEX





Part I - Financial Information                         Page Number

     Condensed Consolidated Statement of Income -
      Third Quarter and Three Quarters Ended
      August 4, 1996 and July 30, 1995                       3

     Condensed Consolidated Balance Sheet -
      August 4, 1996 and October 29, 1995                    4

     Condensed Consolidated Statement of Cash
      Flows - Three Quarters Ended August 4,
      1996 and July 30, 1995                                 5

     Notes to Condensed Consolidated Financial
      Statements                                           6-7

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations       8-10



Part II - Other Information

     Item 6, Exhibits and Reports on Form 8-K               11

     Signature                                              12

     Exhibit Index                                          13

                      Part I - Financial Information

                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)


                      Third Quarter Ended           Three Quarters Ended
                     August 4,      July 30,       August 4,      July 30,
                       1996           1995           1996           1995
                    ----------     ---------     ----------      ---------
Sales                $146,699       $155,152       $429,905       $421,704

Cost of sales          61,290         66,318        176,676        177,788

Selling &
  administrative
  expenses             66,708         65,429        198,102        185,602
                     --------       --------       --------       --------
Operating profit       18,701         23,405         55,127         58,314

Other income (expense):
  Interest expense     (1,259)        (1,143)        (3,954)        (3,337)
  Interest and
    investment income     236            194            582            586
  Other - net             335            170          1,658            346
                     --------       --------       --------       --------
Income before income
  taxes                18,013         22,626         53,413         55,909

Income taxes            6,144          7,779         18,534         19,428
                     --------       --------       --------      ---------
Net income           $ 11,869       $ 14,847       $ 34,879       $ 36,481
                     ========       ========       ========       ========
Weighted average common
  shares and common
  share equivalents   18,227          18,514         18,275         18,652
                    ========        ========       ========       ========
Primary earnings
  per share         $    .65        $    .80       $   1.91       $   1.96
                    ========        ========       ========       ========
Dividends per
  common share      $    .18        $    .16       $    .54       $    .48
                    ========        ========       ========       ========

See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                       August 4, 1996     October 29, 1995
                                       --------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  7,907             $    359
  Marketable securities                        310                1,225
  Receivables                              130,613              146,846
  Inventories                              118,442              110,198
  Deferred income taxes                     23,700               21,858
  Prepaid expenses                           4,237                5,455
                                          --------             --------
    Total current assets                   285,209              285,941

Property, plant and equipment              200,577              188,295
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (97,576)             (88,796)
Intangible assets - net                     44,369               31,768
Other assets                                19,704               17,502
                                          --------             --------
                                          $452,283             $434,710
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 60,282             $ 43,197
  Accounts payable                          28,020               28,250
  Current portion of long-term debt          5,531                6,465
  Other current liabilities                 66,436               77,467
                                          --------             --------
    Total current liabilities              160,269              155,379

Long-term debt                              18,305               17,134
Other liabilities                           32,984               30,867

Shareholders' equity:
  Common shares                             12,253               12,253
  Other shareholders' equity               228,472              219,077
                                          --------             --------
    Total shareholders' equity             240,725              231,330
                                          --------             --------
                                          $452,283             $434,710
                                          ========             ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)




                                                  Three Quarters Ended
                                          August 4, 1996      July 30, 1995
                                          --------------      -------------
Cash flows from operating activities:
     Net income                                $34,879            $36,481
     Changes in operating assets and
          liabilities                          ( 9,872)           (15,113)
     Other - net                                14,798              7,819
                                               -------            -------
                                                39,805             29,187

Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (15,113)           (15,624)
     Proceeds from sale of property,
          plant and equipment                       21              1,702
     Acquisition of new businesses             (11,693)            (4,116)
     Proceeds from sale of marketable
          securities                               915              4,461
                                               -------            -------
                                               (25,870)           (13,577)

Cash flows from financing activities:
     Net proceeds from notes payable            18,335             15,765
     Proceeds from long-term debt                2,620                651
     Payment of long-term debt                  (4,721)            (4,600)
     Issuance of common shares                   2,050              1,111
     Purchase of treasury shares               (14,271)           (20,366)
     Dividends paid                             (9,675)            (8,777)
                                               -------            -------
                                                (5,662)           (16,216)

Effect of exchange rate changes on cash           (725)             1,162
                                               -------            -------
Increase in cash                                 7,548                556

Cash and cash equivalents
     Beginning of fiscal year                      359              4,578
                                               -------            -------
     End of period                             $ 7,907            $ 5,134
                                               =======            =======

See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              August 4, 1996



1.   BASIS OF PRESENTATION   The accompanying unaudited condensed
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three quarters ended August 4, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 29, 1995.

The fiscal year for the Company's domestic operations ends on the Sunday closest to October 31 and in 1996, 1995 and 1994 contains 53, 52 and 52 weeks, respectively. Each quarter contains 13 weeks, except the third quarter of 1996 which contains 14 weeks. For international operations, the Company's fiscal year ends on September 30. Each quarter contains 3 calendar months.


2.   INVENTORIES   Inventories consisted of the following (in thousands of
dollars):

                                    August 4, 1996        October 29, 1995
                                    --------------        ----------------
          Finished goods                $ 43,150               $ 42,246
          Work-in-process                 17,856                 14,355
          Raw materials and
            finished parts                57,436                 53,597
                                        --------               --------
                                        $118,442               $110,198
                                        ========               ========

3.  ACQUISITIONS    On January 29, 1996, the Company acquired the shares of
Spectral Technology Group Limited ("Spectral"), Slough, England. Spectral, which has annual sales of approximately $13 million, designs, manufactures and markets ultraviolet curing systems used to accelerate the drying of inks and coatings in the printing, packaging, metal decorating, wood finishing, electronics and plastics industries. The acquisition, which was financed through a combination of short-term and long-term borrowing, was accounted for as a purchase.

On August 16, 1996, subsequent to the end of the third quarter, the Company acquired Asymptotic Technologies, Inc. (known as Asymtek), a privately-held company headquartered in Carlsbad, California, through a cash merger with a subsidiary. Asymtek specializes in automated fluid dispensing technologies that allow manufacturers of semi-conductors, circuit boards, and medical devices to increase productivity by automatically applying a broad range of fluids during the manufacturing process. Sales for the year ended June 30, 1996 were approximately $20 million. The acquisition, which was financed with primarily short-term borrowings, will be accounted for as a purchase.

Costs in excess of businesses acquired for these and other acquisitions are amortized over periods not exceeding 30 years. Assuming that these acquisitions had taken place at the beginning of 1996 and 1995, pro forma results for 1996 and 1995, respectively, would not be materially different.

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


                           RESULTS OF OPERATIONS
SALES
- -----
Sales for the third quarter 1996 decreased 5.4% over the comparable period of 1995. Volume declines, primarily in North America, accounted for a .5% decrease and unfavorable currency effects resulting from a stronger dollar contributed the remainder. For the first three quarters of fiscal 1996, sales increased 1.9% over 1995. Worldwide sales volume was up 3.8%, while unfavorable currency exchange rates, primarily for the Japanese Yen, reduced reported sales by 1.9%.

In the third quarter, sales volume in North America declined 13.3% primarily due to reduced activity in sales of large custom-engineered systems. Sales volume in Europe increased 9.8% due to growth in our nonwoven business, as well as sales of ultraviolet curing systems. In the Pacific South, volume increased 25.4% due to increased demand in our packaging and powder markets. In Japan, local shipments were down 2.1% although we continued to realize steady growth in our core packaging market there.

For the year-to-date period, increased sales volume in Europe, Japan and the Pacific South was offset by a decline in North American activity. Sales volume in Europe rose 11.4%, reflecting strong activity in powder coating, nonwovens and converting businesses. Sales of ultraviolet curing systems also contributed to European growth. Local volume in Japan was up 12.7%, driven by sales growth in the container and packaging markets. In the Pacific South region, local volume rose 26.1%, led by activity in our Mexican and Asian operations. North American sales were 9.4% below prior year levels, due to reduced sales of large custom-engineered systems.

Price increases averaging 1.4% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1996 comprised approxi-mately 64.4% of total sales. Translating international sales at exchange rates reflecting a generally stronger U.S. dollar as compared to the prior year had the effect of decreasing sales by 4.9% for the third quarter and 1.9% for the year-to-date period. This effect on reported sales does not include the impact of local price adjustments associated with changes in currency exchange rates.

OPERATING PROFIT
- ----------------
For the third quarter of 1996, operating profit, as a percentage of sales, decreased to 12.7% from 15.1% for the same period of 1995. Year-to-date operating profit decreased to 12.8% of sales for 1996 from 13.8% in 1995.

As a percentage of sales, gross margins increased slightly for both the third quarter and year-to-date periods of 1996 as compared to the same periods in 1995. These increases can be attributed to the mix of products sold, offset by unfavorable currency effects.

Selling and administrative expenses increased 2.0% in the third quarter and 6.7% for the first three quarters over the comparable periods in the prior year. Spending growth reflects changes in sales volume, operating expenses of recent acquisitions and continuing programs for product and market expansion.

NET INCOME
- ----------
For the third quarter of 1996, net income, as a percentage of sales, was 8.1%, compared with 9.6% for the same period of 1995. Year-to-date income was 8.1% of sales in 1996 and 8.7% in 1995.

In addition to the factors impacting operating profit discussed above, the Company recognized currency gains in the third quarter and through three quarters of 1996 compared to smaller currency gains and small currency losses in the respective periods of 1995. Also, the income tax rate was lowered in the third quarter of 1996 and 1995 to reflect a year-to-date effective rate of 34.7% and 34.8%, respectively.

FOREIGN CURRENCY EFFECTS
- ------------------------
In the aggregate, average exchange rates for the third quarter and year-to-date 1996 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1995 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 1996 were translated at exchange rates in effect during 1995, sales would have been approximately $7,700,000 higher while third-party costs and expenses would have been $4,800,000 higher. If transactions for year-to-date 1996 were translated at exchange rates in effect during 1995, sales would have been approximately $7,800,000 higher and third-party costs and expenses would have been $3,800,000 higher.


                            FINANCIAL CONDITION

During the first three quarters of 1996, net assets increased $9,395,000. This increase is primarily due to earnings of $34,879,000, offset by net repurchases of Nordson stock totalling $12,220,000, the payment of $9,675,000 in dividends and a decrease of $4,506,000 from translating foreign net assets at the end of the third quarter when the U.S. dollar was stronger against other currencies than at the prior year end.

Cash and cash equivalents increased $7,548,000 during the first three quarters of 1996. Uses for cash included outlays for capital expenditures, net repurchases of Nordson stock, the acquisition of Spectral and dividends. Cash from operations and net proceeds from notes payable were used to finance the above cash uses. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

Working capital, as of the end of the quarter, decreased $5,622,000 over the prior year-end. This change consisted primarily of a decrease in accounts receivable and increases in notes payable, offset by increases in cash and cash equivalents and inventories and a decrease in other current liabilities. Receivables decreased due to lower sales in the third quarter of 1996 as compared to the fourth quarter of 1995. Notes payable increased to meet current operating needs and to finance the acquisition of Spectral. Inventories grew in anticipation of increased demand for Nordson products. Other current liabilities decreased due to the payment of fiscal 1995 bonuses and other employee benefits accrued for at fiscal 1995 year-end.

Property, plant and equipment increased due to facilities expansion and improvements, primarily at our domestic locations. The acquisition of Spectral also contributed to this increase, as well as to the increase in intangible assets - net.

                        Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share
                          Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended August 4, 1996.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 13, 1996                    Nordson Corporation




                                             /s/ Nicholas D. Pellecchia
                                             ----------------------------
                                             Vice President-Finance
                                                and Controller
                                             (Principal Financial Officer
                                              and Chief Accounting Officer)

                            NORDSON CORPORATION

                               EXHIBIT INDEX


                                                                Page Number


Exhibit 11     Calculation of Earnings Per Share                     14

Exhibit 27     Financial Data Schedule                               15