Form 10-K405
period 1996-11-03
NORDSON CORP
filed 1997-01-31
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

 for the fiscal year ended   November 3, 1996
                            ------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 for the transition period from            to
                               ------------  -------------

Commission file number   0-7977
                      -------------

                            NORDSON CORPORATION
                            -------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                 34-0590250
  ------------------------               ------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio          44145          (216) 892-1580
----------------------------------          -----          --------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $864,161,000 as of December 31, 1996
------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
17,491,947 Common Shares as of December 31, 1996
------------------------------------------------

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(C) under the Securities Act of 1933.

             Portions of the 1996 Annual Report - Parts I, II and IV
             -------------------------------------------------------
     Portions of the Proxy Statement for the 1997 Annual Meeting - Part III
     ----------------------------------------------------------------------

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

                         GENERAL DEVELOPMENT OF BUSINESS
                         -------------------------------

General Description of Business
-------------------------------

         Founded in 1954, Nordson Corporation is a multinational company that designs, manufactures and markets systems that apply adhesives, sealants and liquid and powder coatings to consumer and industrial products during manufacturing.

         Nordson's industrial application systems are used, for example, to seal cartons and cases, assemble furniture, spray protective finishes on automobiles, apply liquid and powder paints to appliances, and coat the interiors of food and beverage containers.

         Headquartered in Westlake, Ohio, Nordson markets its products worldwide through four sales divisions -- North America, Europe, Japan, and Pacific South. These organizations are comprised of a network of 37 direct operations and 43 sales support offices in a total of 31 countries. Each location is managed by local personnel who understand their markets and cultures. Over 60 percent of the Company's revenues are generated outside the United States.

Corporate Purpose and Strategies
--------------------------------

         Nordson strives to be a vital, self-renewing, worldwide organization which, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for its customers, employees, shareholders, and communities.

         The Company operates to create balanced, long-term benefits for all of these constituencies. Growth is achieved by seizing opportunities to sell existing products for new applications and markets, developing new products and technologies to serve growth markets, and investing in systems to maximize internal productivity. These strategies are augmented through the acquisition of businesses that can serve multinational industrial markets.

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

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT,
                  ---------------------------------------------
                FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
                -------------------------------------------------


         In accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", Nordson has reported information about the Company's single industry segment, its geographic operations and its export sales. This information is contained in Note 14 (page
36) of the 1996 Annual Report, incorporated herein by reference thereto.

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

         The Company's various products and examples of their uses, arranged by the markets which they serve, are as follows:

                  Packaging - Automated adhesive dispensing systems for sealing corrugated cases and paperboard cartons, applying product labels, and stabilizing pallets in the agriculture, cosmetics, food and beverage, and pharmaceutical industries.

                  Product Assembly - Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products in the appliance, automotive, bookbinding, building and construction, cosmetics, electronics, furniture, and telecommunications industries.

                  Nonwovens - Automated equipment for applying adhesives, superabsorbent powders, liquids, and fibers to disposable products such as adult incontinence products, baby diapers, child training pants and feminine hygiene products.

                  Converting - Specialty equipment for manufacturing bags and envelopes, and coating and laminating systems used to manufacture continuous-roll goods such as automotive body cloth, back-coated textiles, medical disposables, specialty label stocks, and specialty tapes.

                  Gasketing and Composites - Automated gasketing systems for dispensing solid and foamed adhesives and sealants to produce form-in-place gaskets, and precision metering and dispensing systems used to manufacture composites and reinforced plastic materials for appliances, automotive components, circuit boards, construction products, containers, electrical enclosures, and sporting goods.

                  Automotive - Powder finishing systems for spraying primers, anti-chip coatings, basecoats and clearcoats to body panels; adhesive and sealant dispensing systems for bonding and sealing glass, body panels and structural components used in automobiles.

                  Powder Coating - Electrostatic spray systems for applying powder paints and coatings to appliances, automotive components, electrical transformers, metal office furniture and storage shelving, and recreational equipment.

                  Liquid Finishing - Electrostatic spray systems for applying liquid paints and coatings to plastic, metal and wood products such as automotive components, building materials, home and office furniture, pipes and tubing, shipping containers, and warehouse shelving.

                  Container - Automated equipment and systems for dispensing and curing liquid and powder coatings that are applied to the interiors and ends of metal containers in the food and beverage industry.

                  Electronics - Automated systems for applying protective conformal coatings, solder fluxes and adhesive materials to printed circuit boards and electronic assemblies in the appliance, automotive, avionics, defense, electrical and electronic controls, and telecommunications industries.

                  Automated Fluid Dispensing - Automated dispensing equipment for applying a broad range of fluids including adhesives, epoxies and soldering pastes to assemble semiconductor packages and printed circuit board assemblies in the appliance, automotive, electronics, medical devices, semiconductors, and telecommunications industries.

                  Accelerated Drying and Curing - Automated ultraviolet (UV), infrared (IR) and other drying and curing systems for finishing and product assembly operations in the electronics, flooring, graphic arts, metal decorating, packaging, plastics, and wood finishing industries.


         Nordson markets its products in the United States and fifty-one other countries, primarily through a direct sales force and also through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment which meets the specific needs of its customers.

Manufacturing and Raw Materials
-------------------------------

         Nordson's production operations include machining and assembly. The company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has manufacturing operations in Amherst and Elyria, Ohio; Norcross, Georgia; Carlsbad and Sand City, California; Branford, Connecticut; Luneburg, Germany; Udenhout, The Netherlands; Stenungsund, Sweden; and Slough, U.K.

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

Working Capital Practices
-------------------------

         No special or unusual practices affect Nordson's working capital. However, the Company generally requires substantial advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. The Company maintains a relatively high investment in inventory to ensure products are available to customers when ordered. This investment reflects Nordson's commitment to customer service, part of its Package of Values (TM).

Customers
---------

         The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 1996, no single customer accounted for 5 percent or more of sales.

Backlog
-------

         The Company's backlog of orders decreased to $53.5 million at November 3, 1996 from $56.8 million at October 29, 1995. All orders in the November 1996 backlog are expected to be shipped to customers in fiscal 1997.

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

Research and Development
------------------------

         Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $30,471,000 in fiscal 1996, compared with approximately $28,866,000 in fiscal 1995 and $24,434,000 in fiscal 1994. As a percentage of sales, these investments were approximately 5.0 percent in fiscal 1996, 5.0 percent in fiscal 1995, and 4.8 percent for fiscal 1994.

Environmental Compliance
------------------------

         Compliance with federal, state and local environmental protection laws during fiscal 1996 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 1997.

Employees
---------

         As of November 3, 1996, Nordson had 3,823 employees, including all full-time and part-time employees.

Item 2.  Properties.
-------  -----------

         The following table summarizes the principal properties of the Company.

                                         Description                                        Approximate
Location                                 of Property                                        Square Feet
--------                                 -----------                                        -----------
Amherst, Ohio                        A manufacturing, laboratory                               585,000
                                     and office complex located
                                     on 52 acres of land

Norcross, Georgia                    A manufacturing, laboratory                               150,000
                                     and office building located
                                     on 10 acres of land

                                     A manufacturing and office                                 27,000
                                     building (leased)

Duluth, Georgia                      An office and laboratory                                  108,000
                                     building (leased)

Westlake, Ohio                       An office and laboratory                                   68,000
                                     building located on 25 acres
                                     of land

Branford,                            A manufacturing and office                                 47,000
Connecticut                          building (leased)

Carlsbad,                            A manufacturing and office                                 41,000
California                           building (leased)

Sand City,                           A manufacturing, laboratory                                35,000
California                           and office building (leased)

Elyria, Ohio                         A manufacturing and warehouse                              20,000
                                     building

Luneburg,                            A manufacturing, laboratory                               130,000
Germany                              and office complex

Erkrath,                             An office, laboratory and                                  63,000
Germany                              warehouse (leased)

St. Thibault Des                     An office building (leased)                                45,000
Vignes, France

Tokyo, Japan                         An office, laboratory and                                  42,000
                                     warehouse (leased)


                                     Description                                   Approximate
Location                             of Property                                   Square Feet
--------                             -----------                                   -----------


Milano, Italy                        An office, laboratory and                          41,000
                                     warehouse (leased)

Maastricht, The                      A warehouse and office                             34,000
Netherlands                          building (leased)

Stockport, U.K.                      An office, laboratory and                          25,000
                                     warehoue (leased)

Slough, U.K.                         A manufacturing and office                         25,000
                                     building (leased)

Albertslund,                         An office and warehouse                            18,000
Denmark                              building

Stenungsund,                         A manufacturing and office                         15,000
Sweden                               building

Udenhout, The                        A manufacturing and office                          9,000
Netherlands                          building


        Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

        Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date.

        In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 7 of Notes to Consolidated Financial Statements on page 31 of the 1996 Annual Report, incorporated herein by reference thereto.

Item 3. Legal Proceedings.
------- ------------------

        The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

        None.

Executive Officers of the Company.
----------------------------------

        The executive officers of the Company as of December 31, 1996 were as follows:

                          Served             Position or Office With
                            As               The Company and Business
                          Officer           Experience During the Past
         Name              Since               Five (5) Year Period
         ----              -----               --------------------

William P. Madar            1986          Vice Chairman and Chief Executive
Age 57                                      Officer, 1996.
                                          President & CEO, 1986.

Edward P. Campbell          1988          President & Chief Operating
Age 47                                      Officer, 1996.
                                          Executive Vice President & Chief
                                            Operating Officer, 1994.
                                          Vice President, 1988.

John E. Jackson             1986          Senior Vice President, 1994.
Age 51                                      Vice President, 1986.

Christian C. Bernadotte     1994          Vice President, 1994.
Age 47                                    General Manager-Packaging and
                                            Product Assembly, 1986.

Drexel R. Bunch             1986          Vice President, Manufacturing, 1986.
Age 52

Raymond L. Cushing          1995          Treasurer, 1995.
Age 42                                    Assistant Treasurer, 1990.

Samuel O. Dawson            1996          Vice President, 1996.
Age 56                                    General Manager-Powder Systems, 1988

Bruce H. Fields             1992          Vice President, Human Resources, 1992.
Age 45                                    Director, Human Resources, 1989.

William D. Ginn             1966          Secretary, 1966.
Age 73

Michael Groos               1995          Vice President, 1995.
Age 45                                    General Manager, Central Region,
                                            European Division, 1990.

Dr. Richard G. Klein        1986          Vice President, Corporate Research
Age 54                                      & Technology, 1986.

Donald J. McLane            1986          Vice President, 1986.
Age 53

                               Served        Position or Office With
                                 As          The Company and Business
                               Officer      Experience During the Past
         Name                   Since          Five (5) Year Period
         ----                   -----          --------------------


Yoshihiko Miyahara             1989           Vice President, 1989.
Age 59

Thomas L. Moorhead             1981           Vice President, Law and Assistant
Age 60                                          Secretary, 1981.

Nicholas D. Pellecchia         1986           Vice President, Finance and
Age 51                                          Controller, 1986.





     Messrs. Eric T. Nord and Evan W. Nord (director and retired officer) are brothers. No other directors and officers are related.

                                     PART II
                                     -------


Item 5.  Market for the Company's Common Equity and Related Stockholder
-------  --------------------------------------------------------------
         Matters.
         --------

Market Information and Dividends.
---------------------------------

         The Company's common shares are listed on The Nasdaq Stock Market's National Market. The information appearing under the captions "Dividend Information and Price Range Per Common Shares" and "Stock Listing Information" on page 42 of the 1996 Annual Report is incorporated herein by reference thereto.

Holders.
--------

         The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1996 was as follows:

                                               Number of
              Title of Class                 Record Holders
              --------------                 --------------
              Common shares with no             2,905
                par value


Item 6.  Selected Financial Data.
-------  ------------------------

         The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption
"Eleven-Year Summary" on pages 38 and 39 of the 1996 Annual Report.


Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

         The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 20 through 22 of the 1996 Annual Report.


Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         The information required by this item appears on pages 23 through 37 of the 1996 Annual Report, incorporated herein by reference thereto.


Item 9.  Changes In and Disagreements With Accountants on Accounting
-------  -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

         None.

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Company.
-------- ------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1997.

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


Item 11. Executive Compensation.
-------- -----------------------

         The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on pages 5 and 6, and information pertaining to compensation of officers located on pages 9 through 22 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 6 through 8 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 31, 1997.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         William D. Ginn, a director and Secretary of the Company, is Of Counsel to Thompson Hine & Flory P.L.L., a law firm which has in the past provided and continues to provide legal services to the Company.

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ----------------------------------------------------------------

         (a)(1). Financial Statements.
                 ---------------------

         The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

         (a)(2) and (d). Financial Statement Schedules.
                         ------------------------------

         No consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

         (a)(3) and (c). Exhibits.
                         ---------

         The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

         (b).    Reports on Form 8-K.
                 --------------------

         None.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NORDSON CORPORATION




Date:  January 31, 1997                 By: /s/ Nicholas D. Pellecchia
                                            --------------------------
                                            Nicholas D. Pellecchia
                                            Vice President, Finance
                                              and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eric T. Nord                                           January 31, 1997
-----------------------------
Eric T. Nord
Director and Chairman of the Board


/s/ William P. Madar                                       January 31, 1997
----------------------------
William P. Madar
Director, Vice Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Edward P. Campbell                                     January 31, 1997
----------------------------
Edward P. Campbell
Director, President and Chief Operating Officer


/s/ Nicholas D. Pellecchia                                 January 31, 1997
----------------------------
Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                        January 31, 1997
----------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                     January 31, 1997
----------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                    January 31, 1997
----------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                      January 31, 1997
----------------------------
Stephen R. Hardis
Director


/s/ Dr. Anne O. Krueger                                    January 31, 1997
----------------------------
Dr. Anne O. Krueger
Director

/s/ Evan W. Nord                                         January 31, 1997
----------------------------
Evan W. Nord
Director


/s/ William L. Robinson                                  January 31, 1997
------------------------
William L. Robinson
Director

                               NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                          INDEX TO FINANCIAL STATEMENTS


                                INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED NOVEMBER 3, 1996

                               NORDSON CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                 (Item 14(a)(1))




                                                           Page Reference
                                                           --------------


Data incorporated by reference from the 1996 Annual Report:
        Consolidated statement of income for
          the years ended November 3, 1996,
          October 29, 1995 and October 30, 1994                 23
        Consolidated balance sheet as of
          November 3, 1996 and October 29, 1995                 24
        Consolidated statement of cash flows
          for the years ended November 3, 1996,
          October 29, 1995 and October 30, 1994                 25
        Consolidated statement of shareholders'
          equity for the years ended November 3,
          1996, October 29, 1995 and October 30,
          1994                                                  26
        Notes to consolidated financial statements           27-37
        Report of independent auditors                          37



                The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1996 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1996 Annual Report is not to be deemed filed as part of this report.

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

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

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))


Exhibit
Number                   Description
------                   -----------

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

10-d                      Employment Agreement between the Registrant and
                             William P. Madar (incorporated herein by reference to Exhibit 10-d to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-d-1                    Amendment to Employment Agreement between the
                             Registrant and William P. Madar (incorporated herein by reference to Exhibit 10-e-1 to Registrant's Annual Report on Form 10-K for the year ended October 31, 1993)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

10-e                         Board of Directors Deferred Compensation Plan,
                                as amended October 27, 1988 (incorporated herein by reference to Exhibit 10-e to Registrant's Annual Report on Form 10-K for the year ended October 30, 1994)*

10-f                         Employment Agreement between the Registrant and
                                John E. Jackson*

10-g                         Indemnity Agreement*

10-h                         Restated Nordson Corporation Excess Defined
                                Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-k to Registrant's Annual Report on Form 10-K for the year ended November 1, 1992)*

10-h-1                       First Amendment to Nordson Corporation Excess
                                Defined Contribution Retirement Plan
                                (incorporated herein by reference to Exhibit
                                10-h-1 to Registrant's Annual Report on Form
                                10-K for the year ended October 29, 1995)*

10-h-2                       Amendment to Nordson Corporation Excess Defined
                                Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-h-2 to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-i                         Nordson Corporation Excess Defined Benefit
                                Pension Plan (incorporated herein by reference to Exhibit 10-l to Registrant's Annual Report on Form 10-K for the year ended November 1, 1992)*

10-i-1                       First Amendment to Nordson Corporation Excess
                                Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-i-1 to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-i-2                       Second Amendment to Nordson Corporation Excess
                                Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-i-2 to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-j                         Officers' Deferred Compensation Plan
                                (incorporated herein by reference to Exhibit
                                10-m to Registrant's Annual Report on Form 10-K for the year ended November 1, 1992)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

10-k                         Employment Agreement between the Registrant and
                                Edward P. Campbell (incorporated herein by reference to Exhibit 10-l to Registrant's Annual Report on Form 10-K for the year ended October 31, 1993)*

10-l                         1989 Stock Option Plan, as amended
                                December 20, 1991*

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

10-o                         1988 Amended and Restated Stock Appreciation
                                Rights Plan (incorporated herein by reference to Exhibit 10-o to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

(11)                     Calculation of Earnings per Share

(13)                     Selected portions of the 1996 Annual Report

13-a                         Management's Discussion and Analysis (pages 20
                                through 22 of the 1996 Annual Report)

13-b                         Consolidated Statement of Income (page 23
                                of the 1996 Annual Report)

13-c                         Consolidated Balance Sheet (page 24 of the
                                1996 Annual Report)

13-d                         Consolidated Statement of Cash Flows (page 25
                                of the 1996 Annual Report)

13-e                         Consolidated Statement of Shareholders'
                                Equity (page 26 of the 1996 Annual Report)

13-f                         Notes to Consolidated Financial Statements
                                (pages 27 through 37 of the 1996 Annual
                                Report)

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

13-g                         Report of Independent Auditors (page 37 of
                                the 1996 Annual Report)

13-h                         Eleven-Year Summary (pages 38 and 39 of the
                                1996 Annual Report)

13-i                         Shareholder Information (page 42 of the 1996
                                Annual Report)

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

(27)                     Financial Data Schedule

(99)                     Additional Exhibits

99-a                         Form S-8 Undertakings (Nos. 33-32201, 2-82915,
                                33-18279, 33-20451, 33-20452, 33-18309 and
                                33-33481)

99-b                         Form S-8 Undertakings (No. 2-66776)

99-c                         Annual Report on Form 11-K of the Nordson
                                Employees' Savings Trust Plan for its fiscal year ended December 31, 1996

99-d                         Annual Report on Form 11-K of the Nordson
                                Hourly-Rated Employees' Savings Trust Plan for its fiscal year ended December 31, 1996




                         *Indicates management contract or compensatory plan,
                             contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.