Form 10-Q
period 1997-02-02
NORDSON CORP
filed 1997-03-18
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    February 2, 1997
                               ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF FEBRUARY 2, 1997: 17,464,702

                            NORDSON CORPORATION

                                   INDEX





Part I - Financial Information                                  Page Number

     Condensed Consolidated Statement of Income -
      Thirteen Weeks Ended February 2, 1997 and
      January 28, 1996                                                 3

     Condensed Consolidated Balance Sheet -
      February 2, 1997 and November 3, 1996                            4

     Condensed Consolidated Statement of Cash
      Flows - Thirteen Weeks Ended February 2, 1997
      and January 28, 1996                                             5

     Notes to Condensed Consolidated Financial
      Statements                                                       6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition                  7-9



Part II - Other Information


     Item 6, Exhibits and Reports on Form 8-K                         10

     Signature                                                        11

     Exhibit Index                                                    12

                      Part I - Financial Information

                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)




                                             Thirteen Weeks Ended
                                    February 2, 1997      January 28, 1996
                                    ----------------      ----------------

Sales                                   $137,261               $131,882

Cost of sales                             55,461                 54,150

Selling & administrative expenses         66,230                 62,887
                                         -------                -------
Operating profit                          15,570                 14,845

Other income (expense):
     Interest expense                     (1,918)                (1,204)
     Interest and investment income          215                    181
     Other - net                             236                    469
                                         -------                -------
Income before income taxes                14,103                 14,291

Income taxes                               4,866                  5,002
                                         -------                -------
Net income                               $ 9,237                $ 9,289
                                         =======                =======
Weighted average common shares and
     common share equivalents             17,870                 18,317
                                         =======                =======
Primary earnings per share               $   .52                $   .51
                                         =======                =======
Dividends per common share               $   .20                $   .18
                                         =======                =======


See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)


                                      February 2, 1997     November 3, 1996
                                      ----------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  4,748             $  9,221
  Marketable securities                        210                  310
  Receivables                              146,026              159,573
  Inventories                              128,301              118,388
  Deferred income taxes                     24,781               23,368
  Prepaid expenses                           6,592                6,842
                                          --------             --------
    Total current assets                   310,658              317,702

Property, plant and equipment              209,420              207,080
Less accumulated depreciation and
  amortization of property, plant
  and equipment                           (102,697)            (100,062)
Intangible assets - net                     64,167               65,282
Other assets                                20,566               20,491
                                          --------             --------
                                          $502,114             $510,493
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $114,452             $ 97,688
  Accounts payable                          26,145               35,022
  Current portion of long-term debt          5,249                5,152
  Other current liabilities                 59,220               69,354
                                          --------             --------
    Total current liabilities              205,066              207,216

Long-term debt                              20,247               20,562
Other liabilities                           38,677               37,418

Shareholders' equity:
  Common shares                             12,253               12,253
  Capital in excess of stated value         68,192               63,996
  Cumulative translation adjustments         6,939                7,392
  Retained earnings                        387,173              381,436
  Common shares in treasury, at cost      (235,857)            (219,398)
  Deferred stock-based compensation           (576)                (382)
                                          --------             --------
    Total shareholders' equity             238,124              245,297
                                          --------             --------
                                          $502,114             $510,493
                                          ========             ========

See accompanying notes.

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)



                                             Thirteen Weeks Ended
                                    February 2, 1997     January 28, 1996
                                    ----------------     ----------------

Cash flows from operating activities:
  Net income                              $ 9,237              $ 9,289
  Changes in operating assets
    and liabilities                       (15,230)             (12,010)
  Other - net                               4,722                5,594
                                          -------              -------
                                           (1,271)               2,873

Cash flows from investing activities:
  Additions to property, plant
    and equipment                          (3,509)              (5,169)
  Proceeds from sale of marketable
    securities                                100                  515
                                          -------              -------
                                           (3,409)              (4,654)

Cash flows from financing activities:
  Net proceeds from notes payable          17,695               13,961
  Payment of long-term debt                (1,123)              (1,179)
  Issuance of common shares                 1,529                  159
  Purchase of treasury shares             (14,066)              (6,918)
  Dividends paid                           (3,500)              (3,237)
                                          -------              -------
                                              535                2,786

Effect of exchange rate changes              (328)                (209)
                                          -------              -------
Increase (decrease) in cash                (4,473)                 796

Cash and cash equivalents
  Beginning of fiscal year                  9,221                  359
                                          -------              -------
  End of period                           $ 4,748              $ 1,155
                                          =======              =======

See accompanying notes.

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             February 2, 1997


1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended February 2, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 3, 1996.

2. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

     Estimates are reevaluated frequently, and changes in estimates are recorded throughout the year. During the first quarter of fiscal 1997, an accrual representing the Company's estimated annual obligation to its Employee Stock Ownership Plan was reduced by $1.4 million to reflect the actual amount contributed.

3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     February 2, 1997      November 3, 1996
                                     ----------------      ----------------
          Finished goods                 $ 49,057               $ 43,818
          Work-in-process                  16,575                 14,083
          Raw materials and
            finished parts                 62,669                 60,487
                                         --------               --------
                                         $128,301               $118,388
                                         ========               ========

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


                           RESULTS OF OPERATIONS

SALES
-----
Sales for the first quarter of 1997 increased 4% over the comparable 1996 period. Price/volume gains of 7% were partially offset by unfavorable currency effects. Our North American and Pacific South divisions experienced double-digit sales growth, while revenues from our operations in Europe and Japan reflected the combined effects of slower economic growth and a stronger U.S. dollar.

Price/volume gains were experienced in three of our four geographic regions. Gains in North America were 14% over the first quarter of 1996. Results in North America were attributed in part to strong sales of automated fluid dispensing equipment, as well as increased sales of adhesive dispensing systems for packaging and product assembly applications. Activity in the Pacific Rim countries and Latin America grew 17% due primarily to strong performance in China and South America. Shipments were up 2% in Europe and down 1% in Japan. These results were impacted by generally slow economic activity across a number of countries in these regions, as well as specific customer delays in order placement. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for year-to-date 1997 comprised approxi-mately 63% of total sales. Translating international sales at generally higher average exchange rates as compared to the same period in the prior year decreased sales by 3% for the first quarter.


OPERATING PROFIT
----------------
Operating profit, as a percentage of sales was 11.3% for both the first quarter 1997 and the first quarter 1996. Compared to the first quarter of the prior year, gross margins, expressed as a percentage of sales, increased to 59.6% from 58.9%. The increase in margins is attributable to changes in the mix of products sold, offset by unfavorable currency effects. The increase in selling and administrative expenses over the first quarter 1996 of 5.3% can be attributed to increased sales volume.

NET INCOME
----------
Net income, as a percentage of sales, decreased from 7.0% to 6.7% for first quarter 1997 as compared to first quarter 1996. This decrease results from the factors discussed above, as well as increased interest expense. Interest expense increased $714,000 due to higher levels of short-term borrowing, driven primarily by the funding of two 1996 business acquisitions and continuing repurchases of Nordson stock.


FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for first quarter 1997 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates which existed during the comparable 1996 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, the Company estimates that first quarter sales would have been approximately $3,400,000 higher and third-party costs would have been $2,400,000 higher if exchange rates for 1996 had been in effect during 1997.



                            FINANCIAL CONDITION


During the first quarter of 1997, net assets decreased $7,173,000. This decrease is primarily attributable to net repurchases of Nordson stock amounting to $12,537,000, the payment of $3,500,000 in dividends, and a reduction of $453,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $9,237,000.

Working capital decreased $4,894,000 during the quarter. This change consisted primarily of decreases in cash and cash equivalents and receivables and increases in notes payable, offset by increases in inventories and decreases in accounts payable and other current liabilities. All balances reflect decreases from the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars. In addition, receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1996, notes payable increased from net borrowings, inventories increased in anticipation of demand for Nordson products, accounts payable decreased from the repayment of additional purchases at year-end, and other current liabilities decreased due to the payment of fiscal 1996 bonuses and other employee benefits.

Cash and cash equivalents decreased $4,473,000 during the quarter. Cash provided by the net proceeds from notes payable was $17,695,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, and dividends. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                                  OUTLOOK


Based on information available through the second week of February, our outlook for the second quarter is that the trend in worldwide local sales volume is improving. Worldwide volume growth from the second quarter of the previous year is expected to be in the range of 12% to 14%. Gross margins, expressed as a percentage of sales, are expected to be lower in the second quarter than in the first quarter of the year, due primarily to the mix of products sold and currency effects. The growth rate of selling and administration expenses in the second quarter over the comparable period in the prior year should be lower than the sales growth rate. However, based on currency exchange rates through the second week of March, currency effects should continue to have a negative impact on reported results. Currency rates are expected to reduce reported sales by approximately $7 million.


                           SAFE HARBOR STATEMENT
                       UNDER THE PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995


The statements in the preceding paragraph are "forward-looking statements" intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results include deferral of orders, delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, and significant changes in local business conditions in geographic regions in which we conduct business.

                        Part II - Other Information




Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                    Exhibit 11 Calculation of Earnings Per Share
                    Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended February 2, 1997.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 18, 1997                          Nordson Corporation


                                               /s/ Nicholas D. Pellecchia
                                               ---------------------------
                                               Nicholas D. Pellecchia
                                              Vice President, Finance
                                                 and Controller
                                               (Principal Financial Officer
                                                  and Chief Accounting
                                                  Officer)

                            NORDSON CORPORATION

                               EXHIBIT INDEX



                                                                Page Number



Exhibit 11     Calculation of Earnings Per Share                     13

Exhibit 27     Financial Data Schedule                               14