Form 10-Q
period 1997-05-04
NORDSON CORP
filed 1997-06-12
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       May 4, 1997
                              -----------------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                              ----------          ----------
Commission file number     0-7977
                         ---------

                            NORDSON CORPORATION
            ----------------------------------------------------
          (Exact name of registrant as specified in its charter)



               Ohio                                   34-0590250
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
---------------------------------------                 --------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (216) 892-1580
                                                         -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Shares without par value as of May 4, 1997: 17,265,594

                            NORDSON CORPORATION

                                   INDEX





     Part I - Financial Information                        Page Number

          Condensed Consolidated Statement of Income -
           Thirteen and Twenty-Six Weeks ended May 4, 1997
           and April 28, 1996                                    3

          Condensed Consolidated Balance Sheet -
           May 4, 1997 and November 3, 1996                      4

          Condensed Consolidated Statement of Cash
           Flows - Twenty-Six Weeks ended May 4, 1997
           and April 28, 1996                                    5

          Notes to Condensed Consolidated Financial
           Statements                                            6

          Management's Discussion and Analysis of
           Results of Operations and Financial Condition       7-9



     Part II - Other Information

          Item 4, Submission of Matters to a Vote
           of Security Holders                                  10

          Item 6, Exhibits and Reports on Form 8-K              10

          Signature                                             11

          Exhibit Index                                         12

                      Part I - Financial Information
                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)




                         Thirteen Weeks Ended          Twenty-Six Weeks Ended
                           May 4,       April 28,        May 4,      April 28,
                            1997          1996            1997          1996
                     -----------     -----------    -----------     ----------
Sales                 $156,144         $151,324       $293,405       $283,206

Cost of sales           68,336           61,236        123,797        115,386

Selling &
  administrative
  expenses              73,350           68,507        139,580        131,394
                        ---------      ---------      ---------      --------
Operating profit        14,458           21,581         30,028         36,426

Other income (expense):
  Interest expense      (2,094)          (1,491)        (4,012)      (2,695)
  Interest and
    investment income                       156            165          371
   346
  Other - net            1,083              854          1,319        1,323
                      --------         --------       --------     --------
Income before income
  taxes                 13,603           21,109         27,706       35,400

Income taxes             4,693            7,388          9,559       12,390
                      --------         --------       --------     --------
Net income            $  8,910         $ 13,721       $ 18,147     $ 23,010
                      ========         ========       ========     ========
Weighted average common
  shares and common
  share equivalents    17,660            18,271        17,765       18,298
                     ========          ========      ========      ========
Primary earnings
  per share          $    .50          $    .75      $   1.02     $   1.26
                     ========          ========      ========     ========
Dividends per
  common share       $    .20          $    .18      $    .40     $    .36
                     ========          ========      ========     ========

See accompanying notes.

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)
                                       May 4, 1997       November 3, 1996
                                    -------------       ---------------
ASSETS
Current assets:
  Cash and cash equivalents              $  6,973              $  9,221
  Marketable securities                       210                   310
  Receivables                             140,545               159,573
  Inventories                             125,747               118,388
  Deferred income taxes                    23,958                23,368
  Prepaid expenses                          6,872                 6,842
                                         --------              --------
    Total current assets                  304,305               317,702

Property, plant and equipment             208,154               207,080
Less accumulated depreciation and
  amortization of property, plant
  and equipment                          (103,264)             (100,062)
Intangible assets - net                    62,080                65,282
Other assets                               20,493                20,491
                                         --------              --------
                                         $491,768              $510,493
                                         ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                          $112,067              $ 97,688
  Accounts payable                         30,035                35,022
  Current portion of long-term debt         5,461                 5,152
  Other current liabilities                61,486                69,354
                                         --------              --------
    Total current liabilities             209,049               207,216
Long-term debt                             18,174                20,562
Other liabilities                          39,286                37,418
Shareholders' equity:
  Common shares                            12,253                12,253
  Capital in excess of stated value        69,890                63,996
  Cumulative translation adjustments        1,554                 7,392
  Retained earnings                       392,604               381,436
  Common shares in treasury, at cost     (250,550)             (219,398)
  Deferred stock-based compensation          (492)                 (382)
                                         --------              --------
    Total shareholders' equity            225,259               245,297
                                         --------              --------
                                         $491,768              $510,493
                                         ========              ========

See accompanying notes.

                                     4

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)



                                                Twenty-Six Weeks Ended
                                            May 4, 1997        April 28, 1996

                                           ----------        -----------
Cash flows from operating activities:
     Net income                               $18,147            $23,010
     Changes in working capital                (8,317)           (10,703)
     Other - net                               14,987              6,451
                                             --------          --------
                                               24,817             18,758

Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (7,676)           (11,667)
     Proceeds from sale of property,
          plant and equipment                      57                 10
     Acquisition of new businesses                 --            (11,647)
     Proceeds from sale of marketable
          securities                              100                515
                                             --------          --------
                                               (7,519)           (22,789)

Cash flows from financing activities:
     Net proceeds from notes payable           17,378             27,448
     Payment of long-term debt                 (3,571)            (2,922)
     Issuance of common shares                  2,569              1,833
     Purchase of treasury shares              (28,097)            (9,890)
     Dividends paid                            (6,979)            (6,460)
                                             --------          --------
                                              (18,700)            10,009

Effect of exchange rate changes                  (846)              (395)
                                             --------          --------
(Decrease) increase in cash                    (2,248)             5,583

Cash and cash equivalents
     Beginning of fiscal year                   9,221                359
                                             --------          --------
     End of period                            $ 6,973            $ 5,942
                                             ========          ========


See accompanying notes.

                                5

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               May 4, 1997

1. BASIS FOR PRESENTATION The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended May 4, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 3, 1996.

2. USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

     Estimates are reevaluated frequently, and changes in estimates are recorded throughout the year. During the first quarter of fiscal 1997, an accrual representing the Company's estimated annual obligation to its Employee Stock Ownership Plan was reduced by $1.4 million to reflect the actual amount contributed.

3. INVENTORIES Inventories consisted of the following (in thousands of dollars):

                                      May 4, 1997           November 3, 1996
                                   --------------         ----------------
          Finished goods               $ 49,401                   $43,818
          Work-in-process                16,326                    14,083
          Raw materials and
            finished parts               60,020                    60,487
                                       --------                  --------
                                       $125,747                  $118,388
                                       ========                  ========


                                     6

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


                           RESULTS OF OPERATIONS

SALES
-----
Sales for the second quarter and year-to-date 1997 increased 3% and 4%, respectively, over the comparable 1996 periods. Price/volume gains of 8% for both periods were partially offset by unfavorable currency effects. In both the second quarter and year-to-date periods, the Company experienced volume gains in all four of its geographic regions.

In North America, sales volume for the second quarter and first half of 1997 increased 15% and 14%, respectively, over the prior year periods. Results in North America were primarily attributable to continued strong sales of automated fluid dispensing equipment. Local sales volume in the Pacific Rim countries and Latin America increased 3% and 9% over the prior year's second quarter and year-to-date periods, respectively, due primarily to growth in Brazil and China. European activity was up 4% over the second quarter of 1996 and rose 3% over the first half of 1996. Volume gains in Europe were driven by increased sales of adhesive dispensing equipment used in packaging and product assembly applications. Shipments in Japan increased 2% over the second quarter of 1996 and were up marginally over the first half of 1996. Gains were concentrated in packaging and product assembly system sales, as well as electronics sales.

Sales to international customers for year-to-date 1997 comprised approxi-mately 61% of total sales. Translating international sales at exchange rates reflecting a generally stronger U.S. dollar as compared to the prior year had the effect of decreasing sales by 5% for the second quarter and 4% for the first half of 1997.

OPERATING PROFIT
----------------
For the second quarter of 1997, operating profit, as a percent of sales, decreased to 9.3% from 14.3% in 1996. Year-to-date operating profit declined to 10.2% of sales for 1997, from 12.9% in the same period in 1996.

As a percent of sales, gross margins decreased for both the second quarter and year-to-date periods of 1997 as compared to 1996. These decreases can be attributed to the mix of products sold, as well as unfavorable currency effects. Selling and administrative expenses for the second quarter and first half of 1997 increased 7.1% and 6.2%, respectively, due to higher sales volumes and continuing programs for product and market expansion.

NET INCOME
----------
For the second quarter of 1997, net income, as a percent of sales, decreased to 5.7% from 9.1% for the same period of 1996. Year-to-date income was 6.2% of sales, compared to 8.1% for the first half of 1997. In addition to the factors impacting operating profit discussed above, year-to-date interest expense increased $1,317,000 due to higher levels of short-term borrowing, driven primarily by the funding of two 1996 business acquisitions and continuing repurchases of Nordson stock.

FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for second quarter and year-to-date 1997 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1996 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the second quarter 1997 were translated at exchange rates in effect during 1996, sales would have been approximately $7,200,000 higher while third-party costs and expenses would have been $4,700,000 higher. If transactions for year-to-date 1997 were translated at exchange rates in effect during 1996, sales would have been approximately $10,600,000 higher and third-party costs and expenses $7,000,000 higher.

                            FINANCIAL CONDITION

During the first half of 1997, net assets decreased $20,038,000. This decrease is primarily attributable to net repurchases of Nordson stock amounting to $25,528,000, the payment of $6,979,000 in dividends, and a reduction of $5,838,000 from translating foreign net assets at the end of the second quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $18,147,000.

Working capital, as of the end of the quarter, decreased $15,230,000 over the prior year-end. This change consisted primarily of decreases in cash and cash equivalents and accounts receivable and increases in notes payable, offset by increases in inventories and decreases in accounts payable and other current liabilities. All balances reflect decreases from the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars. In addition, receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1996, notes payable increased from net borrowings, inventories grew in anticipation of demand for Nordson products, accounts payable decreased from the repayment of additional purchases at year end, and other current liabilities decreased due to the payment of fiscal 1996 bonuses and other employee benefits.

Cash and cash equivalents decreased $2,248,000 during the first half of 1997.
 Cash provided by the net proceeds from notes payable was $17,378,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, and dividends. Available lines of credit continue to be more than adequate to meet cash requirements for operations over the next year.
                                   8

                                  OUTLOOK

Although we are disappointed with sales performance for the first half of the year, we are encouraged by Nordson's current pace of business activity. Orders placed through the first half of the year are up 15 percent from the first half of 1996, and our backlog is at a record level. For the second half of 1997, worldwide volume growth over the comparable period in the prior year is expected to reach 15%. Gross margins, expressed as a percentage of sales, are expected to remain at first half levels. Selling and administrative expenses should grow at a lower rate than sales in the second half of 1997. Currency effects should continue to have a negative impact on reported sales and overall results. Currency effects are expected to reduce second half reported sales by approximately $17 million.



                           SAFE HARBOR STATEMENT
                       UNDER THE PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995

The statements in the preceding paragraph are "forward-looking statements" intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results include deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, and significant changes in local business conditions in geographic regions in which we conduct business.

                          Part II - Other Information



Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Nordson Corporation was held on March 13, 1997 for the purpose of electing four directors, and approving an amendment to the Nordson Corporation 1993 Long-Term Performance Plan.

All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

       Edward P. Campbell:      For       16,104,977
                                Withheld     105,746

       William W. Colville:     For       16,104,430
                                Withheld     106,293

       William P. Madar:        For       16,097,021
                                Withheld     113,702

       Evan W. Nord:            For       16,099,161
                                Withheld     111,562

In addition to the above directors, the following directors' terms of office continued after the meeting: Dr. Glenn R. Brown, William D. Ginn, Stephen R. Hardis, Dr. Anne O. Krueger, Eric T. Nord and William L. Robinson.

The Amendment to the Nordson Corporation 1993 Long-Term Performance Plan was approved by the following votes:

                      For:      15,379,771
                  Against:         466,940
                  Abstain:         246,867
                 Non Vote:         117,145


Item 6.     Exhibits and Reports on Form 8-K.

       (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share
                       Exhibit 27 Financial Data Schedule

       (b) There were no reports on Form 8-K filed for the quarter ended May 4, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 12, 1997                         Nordson Corporation



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