Form 10-Q
period 1997-08-31
NORDSON CORP
filed 1997-09-16
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     August 3, 1997
                               ----------------------
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ---------
Commission file number     0-7977
                       --------------

                            NORDSON CORPORATION
           ---------------------------------------------------
          (Exact name of registrant as specified in its charter)



               Ohio                                   34-0590250
 ------------------------------          --------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------          ------------------------
(Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code:  (216) 892-1580
                                                          --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Shares without par value as of August 3, 1997: 17,118,834

                             NORDSON CORPORATION

                                    INDEX





     Part I - Financial Information                        Page Number

          Condensed Consolidated Statement of Income -
           Third Quarter and Three Quarters Ended
           August 3, 1997 and August 4, 1996                       3

          Condensed Consolidated Balance Sheet -
               August 3, 1997 and November 3, 1996                 4

          Condensed Consolidated Statement of Cash
           Flows - Three Quarters Ended August 3,
           1997 and August 4, 1996                                 5

          Notes to Condensed Consolidated Financial
           Statements                                            6-7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations        8-10



     Part II - Other Information

          Item 6, Exhibits and Reports on Form 8-K                11

          Signature                                               12

          Exhibit Index                                           13

                       Part I - Financial Information


                             NORDSON CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)



                       Third Quarter Ended          Three Quarters Ended
                      August 3,    August 4,       August 3,     August 4,
                        1997          1996           1997           1996
                     ---------     ---------      ---------      ---------
Sale                 $158,888      $146,699       $452,293       $429,905

Cost of sales          70,087        61,290        193,884        176,676

Selling &
  administrative
  expenses             70,228        66,708        209,808        198,102
                       -------       -------        -------        -------
Operating profit       18,573        18,701         48,601         55,127

Other income (expense):
  Interest expense     (1,879)       (1,259)        (5,891)        (3,954)
  Interest and
    investment income     138           236            509            582
  Other - net           1,262           335          2,581          1,658
                       -------       -------        -------        -------
Income before income
  taxes                 18,094        18,013         45,800         53,413

Income taxes             5,899         6,144         15,458         18,534
                      --------       -------        -------        -------
Net income            $ 12,195      $ 11,869       $ 30,342       $ 34,879
                      ========      ========       ========       ========
Weighted average common
  shares and common
  share equivalents     17,491        18,227         17,675         18,275
                      ========      ========       ========       ========
Primary earnings
  per share           $    .70      $    .65       $   1.72       $   1.91
                      ========      ========       ========       ========
Dividends per
  common share        $    .20      $    .18       $    .60       $    .54
                      ========      ========       ========       ========

See accompanying notes.

                             NORDSON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                      August 3, 1997     November 3, 1996
                                     ---------------     ----------------
ASSETS
Current assets:
  Cash and cash equivalents               $  8,786             $  9,221
  Marketable securities                        200                  310
  Receivables                              148,424              159,573
  Inventories                              129,601              118,388
  Deferred income taxes                     23,689               23,368
  Prepaid expenses                           5,538                6,842
                                          --------             --------
    Total current assets                   316,238              317,702

Property, plant and equipment              209,436              207,080
Less accumulated depreciation and
  amortization of property, plant
  and equipment                           (105,191)            (100,062)
Intangible assets - net                     60,837               65,282
Other assets                                20,366               20,491
                                          --------             --------
                                          $501,686             $510,493
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $113,101             $ 97,688
  Accounts payable                          28,925               35,022
  Current portion of long-term debt          5,538                5,152
  Other current liabilities                 72,924               69,354
                                          --------             --------
    Total current liabilities              220,488              207,216
Long-term debt                              18,237               20,562
Other liabilities                           40,615               37,418

Shareholders' equity:
  Common shares                             12,253               12,253
  Capital in excess of stated value         71,519               63,996
  Cumulative translation adjustments         1,437                7,392
  Retained earnings                        401,355              381,436
  Common shares in treasury, at cost      (263,762)            (219,398)
  Deferred stock-based compensation           (456)                (382)
                                          --------             --------
    Total shareholders' equity             222,346              245,297
                                          --------             --------
                                          $501,686             $510,493
                                          ========             ========

See accompanying notes.

                                        4

                           NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)




                                                  Three Quarters Ended
                                          August  3, 1997     August  4,1996
                                           ---------------     --------------
Cash flows from operating activities:
     Net income                                $30,342            $34,879
     Changes in operating assets and
          liabilities                          ( 6,805)           ( 9,872)
     Other - net                                22,806             14,798
                                               --------           -------
                                                46,343             39,805

Cash flows from investing activities:
     Additions to property, plant
          and equipment                        (11,568)           (15,113)
     Proceeds from sale of property,
          plant and equipment                       74                 21
     Acquisition of new businesses                  --            (11,693)
     Proceeds from sale of marketable
          securities                               110                915
                                               --------           --------
                                               (11,384)           (25,870)

Cash flows from financing activities:
     Net proceeds from notes payable            17,550             18,335
     Proceeds from long-term debt                   --              2,620
     Payment of long-term debt                  (4,637)            (4,721)
     Issuance of common shares                   3,150              2,050
     Purchase of treasury shares               (40,311)           (14,271)
     Dividends paid                            (10,423)            (9,675)
                                               -------            -------
                                               (34,671)            (5,662)

Effect of exchange rate changes on cash           (723)              (725)
                                               -------            -------
(Decrease)/increase in cash                       (435)             7,548

Cash and cash equivalents
     Beginning of fiscal year                    9,221                359
                                               -------            -------
     End of period                             $ 8,786            $ 7,907
                                               =======            =======

See accompanying notes.

                            NORDSON CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               August 3, 1997



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three quarters ended August 3, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 3, 1996.

     The fiscal year for the Company's domestic operations ends on the Sunday closest to October 31 and in 1997, 1996 and 1995 contains 52, 53, and 52 weeks, respectively. Each quarter contains 13 weeks, except the third quarter of 1996 which contains 14 weeks. For international operations, the Company's fiscal year ends on September
     30.  Each quarter contains 3 calendar months.

2. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

     Estimates are reevaluated frequently, and changes in estimates are recorded throughout the year. During the first quarter of fiscal
     1997, an accrual representing the Company's estimated annual obligation to its Employee Stock Ownership Plan was reduced by $1.4 million to reflect the actual amount contributed.

3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                    August 3, 1997        November 3, 1996
                                    --------------        ----------------
          Finished goods                $ 53,267               $ 43,818
          Work-in-process                 16,811                 14,083
          Raw materials and
            finished parts                59,523                 60,487
                                        --------               --------
                                        $129,601               $118,388
                                        ========               ========

4.   ACCOUNTING CHANGES.  In 1997, the Financial Accounting Standards Board
     (FASB) issued Statement No. 128, "Earnings Per Share" (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 establishes new computation and presentation requirements for earnings per share. The Company must adopt FAS 128 for fiscal year 1998 and believes the impact on earnings per share will not be material.

     In addition, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting comprehensive income and FAS 131 requires reporting certain information about operating segments. These statements, which must be adopted by the Company no later than fiscal year 1999, are not expected to have a material effect on the financial statements.

5. SUBSEQUENT EVENT. On August 29, 1997, the Company received $50,000,000 million under a new long-term debt agreement. This debt is due in 10 years. Interest, payable at a fixed rate, was converted to a variable rate through an interest rate swap. Proceeds from this debt were used to reduce short-term debt.

6. ACCOUNTING POLICIES FOR DERIVATIVE INSTRUMENTS. The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the transaction exposures that arise from exchange rate movements between the dates foreign currency transactions are recorded and the dates they are consummated. The Company enters into foreign currency forward contracts to reduce these exposures, and not for trading purposes. The maturities of these contracts are generally less than one year and usually less than 90 days. The carrying amounts of these forward contracts are included in receivables at the differential between the contract rates and the spot rate. Gains and losses from foreign currency forward contracts are included in other income/expense.

     The Company also enters into interest rate swap agreements to manage interest rate exposure. There is no carrying value assigned to these swaps. Net amounts to be paid or received under these agreements are recognized as an adjustment to interest expense.

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

                          RESULTS OF OPERATIONS
SALES
-----
Sales for the third quarter and year-to-date 1997 increased 8% and 5%, respectively, over the comparable period of 1996. Price/volume gains of
13% for the quarter and 9% year-to-date were partially offset by unfavorable currency effects. In both the third quarter and year-to-date periods, the Company experienced volume gains in all four of its geographic regions.

In the third quarter, shipments in North America increased 16% primarily due to strong sales of automated fluid dispensing equipment. In the Pacific Rim countries and Latin America, sales volume for the third quarter increased 22% due to continued growth in Australia and Brazil. Local sales volume in Japan increased 9% over the third quarter of 1996. Results in Japan were concentrated in nonwovens sales and packaging and product assembly system sales. Third quarter European activity was up 9%, driven by powder sales and packaging and product assembly sales.

For the year-to-date period, sales volume in North America increased 15% reflecting continuing demand for automated fluid dispensing equipment. Local volume in the Pacific Rim countries and Latin America was up 14% due primarily to rising sales in Brazil, Australia, and China. Activity in Japan increased 3%, driven by electronics, liquid, and packaging and product assembly sales. Sales in Europe rose 5% due to continued strong sales of ultraviolet curing equipment, powder systems, and packaging and product assembly systems.

Sales to international customers for year-to-date 1997 comprised approxi-mately 60.9% of total sales. Translating international sales at exchange rates reflecting a generally stronger U.S. dollar as compared to the prior year had the effect of decreasing sales by 5% for the third quarter and 4% for the year-to-date period.

OPERATING PROFIT
----------------
For the third quarter of 1997, operating profit, as a percentage of sales, decreased to 11.7% from 12.7% in 1996. Year-to-date operating profit decreased to 10.7% of sales for 1997 from 12.8% in the same period in 1996.

As a percentage of sales, gross margins decreased for both the third quarter and year-to-date periods of 1997 as compared to 1996. These decreases can be attributed to the mix of products sold, as well as unfavorable currency effects. Selling and administrative expenses for the third quarter of 1997 and year-to-date increased 5.3% and 5.9%, respectively, over the comparable periods in the prior year due to higher sales volumes and continuing programs for product and market expansion.

NET INCOME
----------
For the third quarter of 1997, net income, as a percentage of sales, decreased to 7.7% from 8.1% for the same period of 1996. Year-to-date income was 6.7% of sales in 1997, compared to 8.1% in 1996. In addition to the factors impacting operating profit discussed above, year-to-date interest expense increased $1,937,000 due to higher levels of short-term borrowing, driven primarily by the funding of two 1996 business acquisitions and continuing repurchases of Nordson stock. Also, the income tax rate was lowered in the third quarter of 1997 and 1996 to reflect a year-to-date effective rate of 33.75% and 34.7%, respectively.

FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for the third quarter and year-to-date 1997 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1996 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 1997 were translated at exchange rates in effect during 1996, sales would have been approximately $7,100,000 higher while third-party costs and expenses would have been $4,800,000 higher. If transactions for year-to-date 1997 were translated at exchange rates in effect during 1996, sales would have been approximately $17,800,000 higher and third-party costs and expenses would have been $11,900,000 higher.

                           FINANCIAL CONDITION

During the first three quarters of 1997, net assets decreased $22,951,000. This decrease is primarily due to net repurchases of Nordson stock totalling $37,161,000, the payment of $10,423,000 in dividends and a decrease of $5,955,000 from translating foreign net assets at the end of the third quarter when the U.S. dollar was stronger against other currencies than at the prior year end, offset by earnings of $30,342,000.

Working capital, as of the end of the quarter, decreased $14,736,000 over the prior year-end. This change consisted primarily of decreases in accounts receivable and increases in notes payable, offset by increases in inventories and a decrease in accounts payable. All changes include decreases from the effects of translating into U.S. dollars current amounts denominated in generally weaker foreign currencies. In addition, receivables decreased due to lower sales in the third quarter of 1997 as compared to the fourth quarter of 1996, notes payable increased from net borrowings, inventories grew in anticipation of increased demand for Nordson products, and accounts payable decreased from the repayment of additional purchases at year-end.

Cash and cash equivalents decreased $435,000 during the first three quarters of 1997. Cash provided from operating activities was $46,343,000 and cash provided by net proceeds from notes payable was $17,550,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, and dividends. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                                 OUTLOOK

The pace of Nordson's business activity continued to accelerate during the third quarter as evidenced by strong local volume growth in all regions. Our order backlog remains strong, increasing in the third quarter to a new record level. For the fourth quarter of 1997, worldwide volume growth is expected to be approximately 11% over a very strong fourth quarter in 1996. Gross margins, expressed as a percentage of sales, are expected to remain at recent levels. Fourth quarter selling and administrative expenses should grow at a lower rate than sales. Currency effects could continue to have a negative impact on reported sales and overall results. Currency effects are expected to reduce fourth quarter sales by approximately $12 million.


                          SAFE HARBOR STATEMENTS
                       UNDER THE PRIVATE SECURITIES
                      LITIGATION REFORM ACT OF 1995

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

                       Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - Exhibit 11 Calculation of Earnings Per Share
                          Exhibit 27 Financial Data Schedule

                     (b) There were no reports on Form 8-K filed for the quarter ended August 3, 1997.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 16, 1997                    Nordson Corporation




                                             /s/ Nicholas D. Pellecchia
                                             Vice President-Finance
                                                and Controller
                                             (Principal Financial Officer
                                              and Chief Accounting Officer)

                             NORDSON CORPORATION

                                EXHIBIT INDEX



                                                                Page Number


          Exhibit 11 Calculation of Earnings Per Share               14

          Exhibit 27 Financial Data Schedule                         15