Form 10-K405
period 1997-11-02
NORDSON CORP
filed 1998-01-30
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934
 for the fiscal year ended   November 2, 1997
                             ----------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
 for the transition period from           to
                                ---------    --------------
Commission file number   0-7977
                        ---------

                            NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                 34-0590250
----------------------------           -----------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio            44145          (216) 892-1580
----------------------------------------    ----------     ------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $588,939,000 as of December 31, 1997
------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 16,745,049 Common Shares as of
December 31, 1997                                -------------------------------
-----------------

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

             Portions of the 1997 Annual Report - Parts I, II and IV
             -------------------------------------------------------
     Portions of the Proxy Statement for the 1998 Annual Meeting - Part III
     ----------------------------------------------------------------------
                                        1

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

                         GENERAL DEVELOPMENT OF BUSINESS
                         -------------------------------


General Description of Business
-------------------------------

         Founded in 1954, Nordson Corporation designs, manufactures and markets systems that apply adhesives, sealants and coatings to a broad range of consumer products during manufacturing operations. Our high value-added product line includes customized electronic control technology for the precise application of materials to meet customer's productivity, quality and environmental management targets.

         Nordson products are used around the world in the appliance, automotive, bookbinding, construction, container, converting, electronics, food and beverage, furniture, metal finishing, nonwovens, packaging and other diverse industries.

         The Company's consistent growth is based on a customer-driven strategy that is global in scope. Reaching out from corporate headquarters in Westlake, Ohio, Nordson markets its products through four international sales divisions--North America, Europe, Japan and Pacific South. These sales organizations are supported by a network of 40 direct operations in 32 countries. Consistent with this strategy, more than 60 percent of the Company's revenues are generated outside the United States.

         Nordson has more than 4,000 employees worldwide and has principal manufacturing facilities in Ohio, Georgia, California, Connecticut, Germany, the Netherlands, Sweden, and the United Kingdom.

Corporate Purpose and Goals
---------------------------

         Nordson Corporation strives to be a vital, self-renewing, worldwide organization which, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for its customers, employees, shareholders, and communities.

         Nordson operates for the purpose of creating balanced, long-term benefits for all of our constituencies: customers, employees, shareholders and communities.

         Our corporate goal for growth is to double the value of the Company over a five-year period, with the primary measure of value set by the market for Company shares.

         While external factors may impact value, the achievement of this goal will rest with earnings growth, capital and human resource efficiency, and positioning for the future.

         Nordson does not expect every quarter to produce increased sales, earnings and earnings per share, or to exceed the comparative prior year's quarter. We do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

         Growth is achieved by seizing opportunities with existing products and markets, investing in systems to maximize productivity, and pursuing growth markets. This strategy is augmented through product line additions, engineering, research and development, and acquisition of companies that can serve multinational industrial markets.

         We create benefits for our customers through a Package of Values(TM), which includes carefully engineered, durable products; strong service support; the backing of a well-established worldwide company with financial and technical strengths; and a corporate commitment to deliver what was promised.

         We strive to provide genuine customer satisfaction; it is the foundation upon which we continue to build our business.

         Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation.

         This goal is met through employee training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional management team capable of meeting corporate objectives.

         We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units and divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing company objectives.

         Nordson Corporation is an equal opportunity employer.

         Nordson is committed to contributing an average of 5 percent of domestic pretax earnings to human services, health, education and other charitable activities, particularly in communities where the Company has major facilities.

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT,
                  ---------------------------------------------
                FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
                -------------------------------------------------

         In accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", Nordson has reported information about the Company's single industry segment, its geographic operations and its export sales. This information is contained in Note 16 (pages 38-39) of the 1997 Annual Report, incorporated herein by reference thereto.

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

         The Company's various products and examples of their uses, arranged by the markets which they serve, are as follows:

                  Packaging - Automated adhesive dispensing systems for sealing corrugated cases and paperboard cartons, applying product labels, and stabilizing pallets.

                  Product Assembly - Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products.

                  Converting - Coating and laminating systems used to manufacture continuous-roll goods; specialty equipment for manufacturing bags and envelopes.

                  Nonwovens - Automated equipment for applying adhesives, super-absorbent powders, liquids, and fibers to disposable nonwoven products.

                  Gasketing - Automated gasketing systems for dispensing solid and foamed adhesives and sealants to bond and seal various assemblies and to produce form-in-place gaskets.

                  Automotive - Adhesive and sealant dispensing systems for bonding and sealing glass, body panels and structural components used in automobiles; powder finishing systems for spraying primers, anti-chip coatings, basecoats and clearcoats to body panels.

                  Powder Coating - Electrostatic spray systems for applying powder paints and coatings.

                  Liquid Finishing - Electrostatic spray systems for applying liquid paints and coatings to plastic, metal and wood products.

                  Container - Automated systems for dispensing and curing liquid and powder coatings that are applied to the interiors and ends of metal containers.

                  Electronics - Automated systems for applying protective conformal coatings, solder fluxes and adhesive materials to printed circuit boards and electronic assemblies.

                  Automated Fluid Dispensing - Automated dispensing equipment for applying a broad range of fluids including adhesives, epoxies and soldering pastes to assemble semiconductor packages and printed circuit board assemblies.

                  Accelerated Drying and Curing - Ultraviolet (UV), infrared
(IR), induction heating, microwave and other automated drying and curing systems for graphic arts, finishing and product assembly operations.

         Nordson markets its products in the United States and fifty-six other countries, primarily through a direct sales force and also through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment which meets the specific needs of its customers.

Manufacturing and Raw Materials
-------------------------------

         Nordson's production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst and Elyria, Ohio; Norcross, Georgia; Carlsbad and Monterey, California; Branford, Connecticut; Luneburg, Germany; Udenhout, The Netherlands; Stenungsund, Sweden; and Slough, U.K.

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

Customers
---------

         The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 1997, no single customer accounted for 5 percent or more of sales.

Backlog
-------

         The Company's backlog of orders increased to $68.4 million at November 2, 1997 from $53.5 million at November 3, 1996. All orders in the November 1997 backlog are expected to be shipped to customers in fiscal 1998.

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

Research and Development
------------------------

         Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $29,812,000 in fiscal 1997, compared with approximately $30,471,000 in fiscal 1996 and $28,866,000 in fiscal 1995. As a percentage of sales, these investments were approximately 5.0 percent in fiscal 1997, 1996 and 1995.

Environmental Compliance
------------------------

         Compliance with federal, state and local environmental protection laws during fiscal 1997 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 1998.

Employees
---------

         As of November 2, 1997, Nordson had 4,024 employees, including all full-time and part-time employees.

Item 2.  Properties.
-------  -----------

         The following table summarizes the principal properties of the Company.

                        Description                               Approximate
Location                of Property                               Square Feet
--------                -----------                               -----------

Amherst, Ohio           A manufacturing, laboratory               585,000
                        and office complex located
                        on 52 acres of land

Norcross, Georgia       A manufacturing, laboratory               150,000
                        and office building located
                        on 10 acres of land

                        A manufacturing and office                 27,000
                        building (leased)

Duluth, Georgia         An office and laboratory                  108,000
                        building (leased)

Westlake, Ohio          An office and laboratory                   68,000
                        building located on 25 acres
                        of land

Branford,               A manufacturing and office                 47,000
Connecticut             building (leased)

Carlsbad,               A manufacturing and office                 41,000
California              building (leased)

Monterey,               A manufacturing, laboratory                63,000
California              and office building (leased)

Elyria, Ohio            A manufacturing and warehouse              20,000
                        building

Luneburg,               A manufacturing, laboratory               130,000
Germany                 and office complex

Erkrath,                An office, laboratory and                  63,000
Germany                 warehouse (leased)

St. Thibault Des        An office building (leased)                45,000
Vignes, France

Tokyo, Japan            An office, laboratory and                  42,000
                        warehouse (leased)

                        Description                              Approximate
Location                of Property                              Square Feet
--------                -----------                              -----------


Milano, Italy           An office, laboratory and                  41,000
                        warehouse (leased)

Maastricht, The         A warehouse and office                     34,000
Netherlands             building (leased)

Stockport, U.K.         An office, laboratory and                  31,000
                        warehouse (leased)

Slough, U.K.            A manufacturing and office                 25,000
                        building (leased)

Albertslund,            An office and warehouse                    18,000
Denmark                 building

Stenungsund,            A manufacturing and office                 15,000
Sweden                  building

Udenhout, The           A manufacturing and office                  9,000
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

         In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 8 of Notes to Consolidated Financial Statements on page 33 of the 1997 Annual Report, incorporated herein by reference thereto.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         None.

Executive Officers of the Company.
----------------------------------

        The executive officers of the Company as of December 31, 1997 were as follows:

                          Served        Position or Office With
                            As          The Company and Business
                          Officer      Experience During the Past
         Name              Since          Five (5) Year Period
----------------------    -------      -------------------------------

Edward P. Campbell          1988       President and Chief Executive
Age 48                                   Officer, 1997.
                                       President and Chief Operating
                                         Officer, 1996.
                                       Executive Vice President and Chief
                                         Operating Officer, 1994.
                                       Vice President, 1988.

John E. Jackson             1986       Senior Vice President, 1994.
Age 52                                 Vice President, 1986.

Christian C. Bernadotte     1994       Vice President, Corporate
Age 48                                   Development, 1997.
                                       Vice President, 1994.
                                       General Manager-Packaging and
                                         Product Assembly, 1986.

Drexel R. Bunch             1986       Vice President, Manufacturing, 1986.
Age 53

Raymond L. Cushing          1995       Treasurer, 1995.
Age 43                                 Assistant Treasurer, 1990.

Samuel O. Dawson            1996       Vice President, 1996.
Age 57                                 General Manager-Powder Systems, 1988.

Robert A. Dunn, Jr.         1997       Vice President, 1997.
Age 50                                 General Manager-Automotive Systems, 1987.

Bruce H. Fields             1992       Vice President, Human Resources, 1992.
Age 46                                 Director, Human Resources, 1989.

William D. Ginn             1966       Secretary, 1966.
Age 74

Michael Groos               1995       Vice President, 1995.
Age 46                                 General Manager, Central Region,
                                         European Division, 1990.

Dr. Richard G. Klein        1986       Vice President, Corporate Research
Age 55                                   & Technology, 1986.

Donald J. McLane            1986       Vice President, 1986.
Age 54

                          Served        Position or Office With
                            As          The Company and Business
                          Officer      Experience During the Past
         Name              Since          Five (5) Year Period
----------------------    -------      ---------------------------------

Yoshihiko Miyahara          1989       Vice President, 1989.
Age 60

Thomas L. Moorhead          1981       Vice President, Law and Assistant
Age 61                                   Secretary, 1981.

Nicholas D. Pellecchia      1986       Vice President, Finance and
Age 52                                   Controller, 1986.

                                     PART II
                                     -------


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.
-------  -----------------------------------------------------------------------

Market Information and Dividends.
---------------------------------

         The Company's common shares are listed on The Nasdaq Stock Market's National Market. The information appearing under the captions "Dividend Information and Price Range Per Common Shares" and "Stock Listing Information" on page 44 of the 1997 Annual Report is incorporated herein by reference thereto.

Holders.
--------

         The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1997 was as follows:

                                                  Number of
                    Title of Class              Record Holders
                    --------------              --------------

                 Common shares with no             3,005
                   par value


Item 6.  Selected Financial Data.
-------  ------------------------

         The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 40 and 41 of the 1997 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

         The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 22 through 24 of the 1997 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------- -----------------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 22 through 24 of the 1997 Annual Report and Note 11 on page 35 of the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         The information required by this item appears on pages 25 through 39 of the 1997 Annual Report, incorporated herein by reference thereto.

Item 9.  Changes In and Disagreements With Accountants on Accounting
-------  ----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

         None.

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Company.
-------- ------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 30, 1998.

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


Item 11. Executive Compensation.
-------- -----------------------

         The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on pages 5 and 6, and information pertaining to compensation of officers located on pages 9 through 22 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 30, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 6 through 8 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 30, 1998.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Agreements with Officers and Directors" on pages 24 and 25 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 30, 1998.

         William D. Ginn, a director and Secretary of the Company, is Of Counsel to Thompson Hine & Flory LLP, a law firm which has in the past provided and continues to provide legal services to the Company.

         Messrs. Eric T. Nord and Evan W. Nord, directors of the Company, are brothers.

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



                                             NORDSON CORPORATION




Date:  January 30, 1998                 By: /s/ Nicholas D. Pellecchia
                                            --------------------------
                                            Nicholas D. Pellecchia
                                            Vice President, Finance
                                              and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William P. Madar                                         January 30, 1998
----------------------------
William P. Madar
Director and Chairman of the Board


/s/ Edward P. Campbell                                       January 30, 1998
---------------------------
Edward P. Campbell
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Nicholas D. Pellecchia                                   January 30, 1998
----------------------------
Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                          January 30, 1998
----------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                       January 30, 1998
----------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                      January 30, 1998
----------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                        January 30, 1998
----------------------------
Stephen R. Hardis
Director


/s/ Dr. Anne O. Krueger                                      January 30, 1998
----------------------------
Dr. Anne O. Krueger
Director


/s/ Eric T. Nord                                             January 30, 1998
----------------------------
Eric T. Nord
Director

/s/ Evan W. Nord                                             January 30, 1998
----------------------------
Evan W. Nord
Director


/s/ William L. Robinson                                      January 30, 1998
----------------------------
William L. Robinson
Director

                               NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                          INDEX TO FINANCIAL STATEMENTS


                                INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED NOVEMBER 2, 1997

                               NORDSON CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                 (Item 14(a)(1))




                                                          Page Reference
                                                          --------------



Data incorporated by reference from
   the 1997 Annual Report:
        Consolidated statement of income for
          the years ended November 2, 1997,
          November 3, 1996 and October 29, 1995                 25
        Consolidated balance sheet as of
          November 2, 1997 and November 3, 1996                 26
        Consolidated statement of cash flows
          for the years ended November 2, 1997,
          November 3, 1996 and October 29, 1995                 27
        Consolidated statement of shareholders'
          equity for the years ended November 2,
          1997, November 3, 1996 and October 29,
          1995                                                  28
        Notes to consolidated financial statements           29-39
        Report of independent auditors                          39



         The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1997 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1997 Annual Report is not to be deemed filed as part of this report.

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

4-b                 Restated Rights Agreement between Nordson Corporation
                       and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 1 to Registrant's registration of rights to purchase common shares on Form 8-A/Amendment No.1 filed December 8, 1997)

(10)            Material Contracts

10-a                Nordson Corporation 1995 Management Incentive
                       Compensation Plan as Amended*

10-a-1              Nordson Corporation 1995 Management Incentive
                       Compensation Plan -- Exhibit 1 for 1998 Plan Year

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

10-c-2              Amendments to the 1982 Incentive Stock Option
                       Plan of the Registrant, adopted January 30, 1987*

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

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number          Description
------          -----------

10-e                Board of Directors Deferred Compensation Plan,
                       as amended October 27, 1988 (incorporated herein by reference to Exhibit 10-e to Registrant's Annual Report on Form 10-K for the year ended October 30, 1994)*

10-f                Employment Agreement between the Registrant and
                       John E. Jackson (incorporated herein by
                       reference to Exhibit 10-f to Registrant's Annual Report on Form 10-K for the year ended November 3, 1996)*

10-g                Indemnity Agreement (incorporated herein by
                       reference to Exhibit 10-g to Registrant's Annual Report on Form 10-K for the year ended November 3, 1996)*

10-h                Restated Nordson Corporation Excess Defined
                       Contribution Retirement Plan*

10-h-1              First Amendment to Nordson Corporation Excess
                       Defined Contribution Retirement Plan
                       (incorporated herein by reference to Exhibit
                       10-h-1 to Registrant's Annual Report on Form
                       10-K for the year ended October 29, 1995)*

10-h-2              Amendment to Nordson Corporation Excess Defined
                       Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-h-2 to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-i                Nordson Corporation Excess Defined Benefit Pension
                       Plan*

10-i-1              First Amendment to Nordson Corporation Excess
                       Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-i-1 to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-i-2              Second Amendment to Nordson Corporation Excess
                       Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-i-2 to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-j                Nordson Corporation Officers' Deferred Compensation
                       Plan*

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

10-l                1989 Stock Option Plan, as amended
                       December 20, 1991 (incorporated herein by reference to Exhibit 10-l to Registrant's Annual Report on Form 10-K for the year ended November 3, 1996)*

10-m                1992 Restricted Stock Plan*

10-n                Nordson Corporation 1993 Long-Term Performance
                       Plan*

10-o                1988 Amended and Restated Stock Appreciation
                       Rights Plan (incorporated herein by reference to Exhibit 10-o to Registrant's Annual Report on Form 10-K for the year ended October 29, 1995)*

10-p                Consulting Agreement between the Registrant and
                       William P. Madar

(11)            Calculation of Earnings per Share

(13)            Selected portions of the 1997 Annual Report

13-a                Management's Discussion and Analysis (pages 22
                       through 24 of the 1997 Annual Report)

13-b                Consolidated Statement of Income (page 25
                       of the 1997 Annual Report)

13-c                Consolidated Balance Sheet (page 26 of the
                       1997 Annual Report)

13-d                Consolidated Statement of Cash Flows (page 27
                       of the 1997 Annual Report)

13-e                Consolidated Statement of Shareholders'
                       Equity (page 28 of the 1997 Annual Report)

13-f                Notes to Consolidated Financial Statements
                       (pages 29 through 39 of the 1997 Annual
                       Report)

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number          Description
------          -----------

13-g                Report of Independent Auditors (page 39 of
                       the 1997 Annual Report)

13-h                Eleven-Year Summary (pages 40 and 41 of the
                       1997 Annual Report)

13-i                Shareholder Information (page 44 of the 1997
                       Annual Report)

(21)            Subsidiaries of the Registrant

(23)            Consent of Independent Auditors

(27)            Financial Data Schedule

(99)            Additional Exhibits

99-a                Form S-8 Undertakings (Nos. 33-32201, 2-82915,
                       33-18279, 33-18309 and 33-33481)

99-b                Form S-8 Undertakings (No. 2-66776)

99-c                Annual Report on Form 11-K of the Nordson
                       Employees' Savings Trust Plan for its fiscal year ended December 31, 1997

99-d                Annual Report on Form 11-K of the Nordson
                       Hourly-Rated Employees' Savings Trust Plan for its fiscal year ended December 31, 1997




                *Indicates management contract or compensatory plan,
                  contract or arrangement in which one or more directors and/or executive officers of Nordson
                  Corporation may be participants.