Form 10-Q
period 1998-02-01
NORDSON CORP
filed 1998-03-17
CIK 72331

FORM 10-Q
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended    February 1, 1998
                               ----------------------
                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------
Commission file no.    0-7977
                    ------------

                            NORDSON CORPORATION
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Ohio                                   34-0590250
 ------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
 --------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (440) 892-1580
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Shares without par value as of February 1, 1998: 16,703,440

                       NORDSON CORPORATION

                              INDEX





Part I - Financial Information                        Page Number
                                                      -----------
     Condensed Consolidated Statement of Income -
      Thirteen Weeks Ended February 1, 1998 and
      February 2, 1997                                      3

     Condensed Consolidated Balance Sheet -
      February 1, 1998 and November 2, 1997                 4

     Condensed Consolidated Statement of Cash
      Flows - Thirteen Weeks Ended February 1, 1998
      and February 2, 1997                                  5

     Notes to Condensed Consolidated Financial
      Statements                                            6

     Management's Discussion and Analysis of
      Results of Operations and Financial Condition      8-10



Part II - Other Information


     Item 6, Exhibits and Reports on Form 8-K              11

     Signature                                             12

     Exhibit Index                                         13

                      Part I - Financial Information

                            NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
      (Dollars and shares in thousands except for per share amounts)




                                             Thirteen Weeks Ended
                                    February 1, 1998      February 2, 1997
                                    ----------------      ----------------
Sales                                   $139,226               $137,261

Cost of sales                             60,609                 55,461

Selling & administrative expenses         69,731                 66,230
                                         -------                -------
Operating profit                           8,886                 15,570

Other income (expense):
     Interest expense                     (2,291)                (1,918)
     Interest and investment income          115                    215
     Other - net                             895                    236
                                         -------                -------
Income before income taxes                 7,605                 14,103

Income taxes                               2,586                  4,866
                                         -------                -------
Net income                               $ 5,019                $ 9,237
                                         =======                =======
Shares used in computing
  per share amounts:
     Basic                                16,749                 17,518
                                         =======                =======
     Diluted                              16,890                 17,870
                                         =======                =======
Earnings per share:
     Basic                               $   .30                $   .53
                                         =======                =======
     Diluted                             $   .30                $   .52
                                         =======                =======

Dividends per share                      $   .22                $   .20
                                         =======                =======

See accompanying notes.

                                     3

                            NORDSON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                      February 1, 1998     November 2, 1997
                                      ----------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents               $  4,109             $  1,517
  Marketable securities                         30                  200
  Receivables                              146,880              163,692
  Inventories                              130,652              122,084
  Deferred income taxes                     24,382               23,263
  Prepaid expenses                           6,641                8,059
                                          --------             --------
    Total current assets                   312,694              318,815

Property, plant and equipment              212,128              210,129
Less accumulated depreciation and
  amortization of property, plant
  and equipment                           (111,520)            (108,462)
Intangible assets - net                     59,922               60,378
Other assets                                21,367               22,136
                                          --------             --------
                                          $494,591             $502,996
                                          ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                           $ 91,118             $ 74,500
  Accounts payable                          27,454               37,699
  Current portion of long-term debt          6,116                6,175
  Other current liabilities                 56,622               61,289
                                          --------             --------
    Total current liabilities              181,310              179,663

Long-term debt                              66,036               66,502
Other liabilities                           35,656               36,286

Shareholders' equity:
  Common shares                             12,253               12,253
  Capital in excess of stated value         76,606               75,899
  Cumulative translation adjustments        (3,490)                (977)
  Retained earnings                        418,921              417,589
  Common shares in treasury, at cost      (292,249)            (283,816)
  Deferred stock-based compensation           (452)                (403)
                                          --------             --------
    Total shareholders' equity             211,589              220,545
                                          --------             --------
                                          $494,591             $502,996
                                          ========             ========

See accompanying notes.

                                     4

                            NORDSON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)



                                             Thirteen Weeks Ended
                                    February 1, 1998     February 2, 1997
                                    ----------------     ----------------
Cash flows from operating activities:
  Net income                              $ 5,019              $ 9,237
  Changes in operating assets
    and liabilities                        (9,148)             (15,230)
  Other - net                               6,906                4,722
                                          -------              -------
                                            2,777               (1,271)

Cash flows from investing activities:
  Additions to property, plant
    and equipment                          (4,127)              (3,509)
  Acquisition of new business                (504)                   -
  Proceeds from sale of marketable
    securities                                170                  100
                                          -------              -------
                                           (4,461)              (3,409)

Cash flows from financing activities:
  Net proceeds from notes payable          17,713               17,695
  Payment of long-term debt                (1,020)              (1,123)
  Issuance of common shares                    62                1,529
  Purchase of treasury shares              (7,917)             (14,066)
  Dividends paid                           (3,687)              (3,500)
                                          -------              -------
                                            5,151                  535

Effect of exchange rate changes              (875)                (328)
                                          -------              -------
Increase (decrease) in cash                 2,592               (4,473)

Cash and cash equivalents
  Beginning of fiscal year                  1,517                9,221
                                          -------              -------
  End of period                           $ 4,109              $ 4,748
                                          =======              =======


See accompanying notes.

                                     5

                            NORDSON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             February 1, 1998


1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended February 1, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 2, 1997.

2. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

     Estimates are reevaluated frequently, and changes in estimates are recorded throughout the year. During the first quarter of fiscal 1997, an accrual representing the Company's estimated obligation to its Employee Stock Ownership Plan was reduced by $1.4 million to reflect the actual amount contributed.

3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                     February 1, 1998      November 2, 1997
                                     ----------------      ----------------
          Finished goods                 $ 52,564               $ 51,639
          Work-in-process                  16,320                 12,056
          Raw materials and
            finished parts                 61,768                 58,389
                                         --------               --------
                                         $130,652               $122,084
                                         ========               ========

4. ACCOUNTING CHANGES. In the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

5. EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share:

                                            Thirteen Weeks Ended
                                    February 1, 1998      February 2, 1997
                                    ----------------      ----------------


     Numerator - net income              $ 5,019               $ 9,237
                                         =======               =======
     Denominator for basic EPS -
       weighted-average common shares
       outstanding                        16,749                17,518

     Incremental common shares
       attributable to outstanding
       stock options, nonvested
       stock, and deferred stock-
       based compensation                    141                   352
                                         -------               -------
     Denominator for diluted EPS          16,890                17,870
                                         =======               =======

     Basic earnings per share             $  .30                $  .53
                                          ======                ======

     Diluted earnings per share           $  .30                $  .52
                                          ======                ======

6. ACQUISITIONS. In October, 1997, Nordson acquired a provider of ultraviolet curing equipment to the container industry. The acquisition of its U.S. operations was recorded in the fourth quarter of 1997; the acquisition of its U.K. operations was recorded in the first quarter of 1998.

7. SUBSEQUENT EVENT. On February 25, 1998, Nordson announced a company-wide program to reduce operating expense growth. The program includes offers of early retirement with enhanced benefits to employees at some U.S. locations. As a result of this program, there will be a one-time charge in the second quarter of 1998.

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

                           RESULTS OF OPERATIONS

SALES
-----
Worldwide sales for the first quarter of 1998 were $139.2 million, a 1% increase over sales of $137.3 million for the first quarter of 1997. Local volume gains and price increases accounted for a 7% increase in sales, while the effects of unfavorable currency translations reduced reported sales by 6%.

Compared with the first quarter of 1997, the pace of business activity in Europe accelerated substantially, with sales volume up 23% across all markets served. Sales volume in North America increased 8%, led by strong sales of powder coating and ultraviolet curing systems as well as automated fluid dispensing equipment to the electronics industry. Offsetting this growth in Europe and North America was a significant sales volume drop in Japan and the Asian markets, with unfavorable currency effects further reducing reported revenues. In Japan, sales volume was down 16% due to decreased demand from both local customers as well as customers who export goods to other Asian markets. In our Pacific South division, which spans the Pacific Rim, South Asia and Latin America, sales volume was down 19%. The sales activity in this division reflects a wide performance range, with weakness in Asia offset by strong performance in Latin America. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Sales to international customers for the first quarter of 1998 comprised 62% of total sales. Translating international sales at generally higher average exchange rates as compared to the same period in the prior year decreased reported sales by $8.1 million for the quarter.

OPERATING PROFIT
----------------
Operating profit, as a percentage of sales, decreased to 6.4% for the first quarter of 1998 from 11.3% for the first quarter of 1997. Gross margins, expressed as a percentage of sales, were 56.5%, compared with 59.6% a year ago. The decrease in margins is traced to the unfavorable currency effects, combined with the mix of products sold in both North America and Europe. Selling and administrative expenses increased 5.3% over the first quarter of 1997. The increase in expenses was influenced by a $1.4 million credit recognized in the first quarter of 1997 from a reduction in the Company's estimated obligation to its Employee Stock Ownership Plan. Excluding this item, spending increased 3.2%.

NET INCOME
----------
Net income, as a percentage of sales, decreased from 6.7% in the first quarter of 1997 to 3.6% in the first quarter of 1998, due to the factors discussed above.

In the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic and diluted earnings per share were $.30 and $.30, respectively, for the first quarter of 1998 and $.53 and $.52, respectively, for the first quarter of 1997.

FOREIGN CURRENCY EFFECTS
------------------------
In the aggregate, average exchange rates for first quarter 1998 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates which existed during the comparable 1997 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, the Company estimates that first quarter sales would have been approximately $8,100,000 higher and third-party costs would have been $5,200,000 higher if exchange rates for 1997 had been in effect during 1998.



                            FINANCIAL CONDITION


During the first quarter of 1998, net assets decreased $8,956,000. This decrease is primarily attributable to net repurchases of Nordson stock amounting to $7,855,000, the payment of $3,687,000 in dividends, and a reduction of $2,513,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $5,019,000.

Working capital decreased $7,768,000 during the quarter. This change consisted primarily of decreases in receivables and increases in notes payable, offset by increases in inventories and decreases in accounts payable and other current liabilities. All balances reflect decreases from the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars. In addition, receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1997, notes payable increased from net borrowings, inventories increased in anticipation of demand for Nordson products, accounts payable decreased from the repayment of additional purchases at year-end, and other current liabilities decreased due to the payment of fiscal 1997 bonuses and other employee benefits.

Cash and cash equivalents increased $2,592,000 during the quarter. Cash provided by the net proceeds from notes payable was $17,713,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, and dividends. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

                                  OUTLOOK


Based on information available through the third week of February, order trends in our North American and European divisions are similar to those in the first quarter. In the Pacific South and Japan, there is slight improvement, but it is still too early to characterize this as a collective trend. In the second quarter, worldwide volume growth over the previous year is expected to be in the range of 10% to 12%. Gross margins, expressed as a percentage of sales, should be close to first quarter levels with the mix of products sold and currency effects continuing to be the major factors influencing the actual margin rate. The growth rate of selling and administrative expenses in the second quarter over the comparable period in the prior year should be lower than the sales growth rate.

On February 25, 1998, Nordson announced a company-wide program to reduce operating expense growth. Discretionary spending that is not critical to improvement, innovation and growth plans will be eliminated. An early retirement program is being offered to employees at some U.S. locations. Further staff reductions will be made across Nordson's worldwide operations by the end of the fiscal year, with the level of participation in the early retirement program influencing the scope of further reductions. This program will result in a one-time charge in the second quarter. We are also re-evaluating the valuation of inventories and certain long-lived assets. The outlook for gross margins and spending excludes the effect of any one-time charges.

Based on currency exchange rates through the third week of February, currency effects should continue to have negative effect on reported sales. Currency rates are expected to reduce the second quarter's reported sales by approximately $6 million.

                           SAFE HARBOR STATEMENT
                       UNDER THE PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995


The statements under the heading "Outlook" are "forward-looking statements" intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results include deferral of orders, delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, and significant changes in local business conditions in geographic regions in which we conduct business.

                        Part II - Other Information




Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                    Exhibit 27 Financial Data Schedule

          (b) There were no reports on Form 8-K filed for the quarter ended February 1, 1998.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 17, 1998                          Nordson Corporation

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

                            NORDSON CORPORATION

                               EXHIBIT INDEX


                                                                Page Number

Exhibit 27     Financial Data Schedule                               14