Form 10-Q/A
period 1998-02-01
NORDSON CORP
filed 1998-06-17
CIK 72331

FORM 10-Q/A
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    February 1, 1998
                                 --------------------
    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               ---------   --------
Commission file no.    0-7977
                      ----------

                            NORDSON CORPORATION
           ---------------------------------------------------
         (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
-------------------------------          --------------------------------
(State or other jurisdiction of        (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
---------------------------------------          ------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (440) 892-1580
                                                          --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF FEBRUARY 1, 1998: 16,703,440

                               NORDSON CORPORATION

                                     INDEX





    Part II - Other Information                           Page Number


        Item 6, Exhibits and Reports on Form 8-K               3

        Signature                                              4

        Exhibit Index                                          5

                         Part II - Other Information




Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
                Exhibit 27-a Financial Data Schedule - Period ending February 2, 1997.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  June 15, 1998                           Nordson Corporation



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

                              NORDSON CORPORATION

                                 EXHIBIT INDEX






Exhibit 27      Financial Data Schedule

    Exhibit 27-a    Period ending February 2, 1997