Form 10-Q
period 1998-05-03
NORDSON CORP
filed 1998-06-17
CIK 72331

FORM 10-Q
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the quarterly period ended       May 3, 1998
                               ------------------------
    OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ---------
Commission file number     0-7977
                       -------------

                            NORDSON CORPORATION
           ---------------------------------------------------

          (Exact name of registrant as specified in its charter)




               Ohio                                   34-0590250
-------------------------------          --------------------------------
(State or other jurisdiction of         (I.R.S Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
---------------------------------------          ------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:  (440) 892-1580
                                                         ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR
VALUE AS OF MAY 3, 1998:   16,423,879

                            NORDSON CORPORATION

                                  INDEX





Part I - Financial Information                         Page Number

    Condensed Consolidated Statement of Income -
     Thirteen and Twenty-Six Weeks ended May 3, 1998
      and May 4, 1997                                        3

    Condensed Consolidated Balance Sheet -
     May 3, 1998 and November 2, 1997                        4

    Condensed Consolidated Statement of Cash
     Flows - Twenty-Six Weeks ended May 3, 1998
     and May 4, 1997                                         5

    Notes to Condensed Consolidated Financial
     Statements                                            6-7

    Management's Discussion and Analysis of
     Results of Operations and Financial Condition        8-11



Part II - Other Information

    Item 4, Submission of Matters to a Vote
     of Security Holders                                 12-13

    Item 6, Exhibits and Reports on Form 8-K                13

    Signature                                               14

    Exhibit Index                                           15

                            Part I - Financial Information
                                 NORDSON CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
            (Dollars and shares in thousands except for per share amounts)




                       Thirteen Weeks Ended          Twenty-Six Weeks Ended
                  May 3, 1998      May 4, 1997     May 3, 1998     May 4, 1997
                 --------------  --------------  --------------  -------------
Sales                  $167,814        $156,144        $307,040       $293,405

Cost of sales            81,930          68,336         142,539        123,797

Selling &
  administrative
  expenses               73,860          73,350         143,591        139,580

Asset impairment,
  retirement and
  severance costs         9,718              --           9,718             --
                       --------        --------        --------       --------

Operating profit          2,306          14,458          11,192         30,028

Other income (expense):
  Interest expense       (2,274)         (2,094)         (4,565)        (4,012)
  Interest and
    investment income       106             156             221            371
  Other - net               689           1,083           1,584          1,319
                       --------        --------        --------       --------

Income before income
  taxes                     827          13,603           8,432         27,706

Income taxes                281           4,693           2,867          9,559
                       --------        --------        --------       --------

Net income             $    546        $  8,910        $  5,565       $ 18,147
                       ========        ========        ========       ========

Shares used in computing
  per share amounts:

  Basic                  16,525          17,388          16,637         17,453
                       ========        ========        ========       ========
  Diluted                16,649          17,660          16,769         17,765
                       ========        ========        ========       ========

Earnings per share:

  Basic                $    .03        $    .51        $    .33       $   1.04
                       ========        ========        ========       ========
  Diluted              $    .03        $    .50        $    .33       $   1.02
                       ========        ========        ========       ========

Dividends per
  common share         $    .22        $    .20        $    .44       $    .40
                       ========        ========        ========       ========

See accompanying notes.

                            NORDSON CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)


                                        May 3, 1998       November 2, 1997
                                      -------------       ----------------
ASSETS

Current assets:
    Cash and cash equivalents              $  4,473              $  1,517
    Marketable securities                        30                   200
    Receivables                             149,496               163,692
    Inventories                             126,261               122,084
    Deferred income taxes                    29,157                23,263
    Prepaid expenses                          4,900                 8,059
                                           --------              --------

      Total current assets                  314,317               318,815

Property, plant and equipment               213,975               210,129
Less accumulated depreciation and
  amortization of property, plant
  and equipment                            (115,658)             (108,462)
Intangible assets - net                      59,126                60,378
Other assets                                 21,801                22,136
                                           --------              --------

                                           $493,561              $502,996
                                           ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                          $ 91,545              $ 74,500
    Accounts payable                         29,866                37,699
    Current portion of long-term debt         5,617                 6,175
    Other current liabilities                64,677                61,289
                                           --------              --------

      Total current liabilities             191,705               179,663

Long-term debt                               65,380                66,502
Other liabilities                            43,210                36,286

Shareholders' equity:
    Common shares                            12,253                12,253
    Capital in excess of stated value        77,007                75,899
  Cumulative translation adjustments         (4,107)                 (977)
  Retained earnings                         415,815               417,589
  Common shares in treasury, at cost       (307,332)             (283,816)
  Deferred stock-based compensation            (370)                 (403)
                                           --------              --------

      Total shareholders' equity            193,266               220,545
                                           --------              --------

                                           $493,561              $502,996
                                           ========              ========

See accompanying notes.

                                      4

                              NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)



                                                  Twenty-Six Weeks Ended
                                             May 3, 1998         May 4, 1997
                                             -----------         -----------
Cash flows from operating activities:
    Net income                                   $ 5,565             $18,147
    Non-recurring charge                          15,670                  --
    Changes in operating assets
            and liabilities                       (8,965)             (8,317)
    Other - net                                   13,218              14,987
                                                 -------             -------
                                                  25,488              24,817

Cash flows from investing activities:
    Additions to property, plant
        and equipment                             (7,326)            (7,676)
    Proceeds from sale of property,
         plant and equipment                          --                 57
    Acquisition of new businesses                   (504)                --
    Proceeds from sale of marketable
        securities                                   170                100
                                                 -------            -------
                                                  (7,660)            (7,519)

Cash flows from financing activities:
    Net proceeds from notes payable               19,080             17,378
    Payment of long-term debt                     (3,417)            (3,571)
    Issuance of common shares                        308              2,569
    Purchase of treasury shares                  (22,840)           (28,097)
    Dividends paid                                (7,339)            (6,979)
                                                 -------            -------
                                                 (14,208)           (18,700)

Effect of exchange rate changes                     (664)              (846)
                                                 -------            -------
Increase (decrease) in cash                        2,956             (2,248)

Cash and cash equivalents
    Beginning of fiscal year                       1,517              9,221
                                                 -------            -------

    End of period                                $ 4,473            $ 6,973
                                                 =======            =======

See accompanying notes.

                                      5

                            NORDSON CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                May 3, 1998


1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended May 3, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 2, 1997.

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

3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                      May 3, 1998           November 2, 1997
                                    --------------          ----------------

        Finished goods                 $ 50,553                   $51,639
        Work-in-process                  17,199                    12,056
        Raw materials and
          finished parts                 58,509                    58,389
                                       --------                   -------
                                       $126,261                  $122,084
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

5. EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands except for per share amounts):

                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                    May 3, 1998    May 4, 1997    May 3, 1998    May 4, 1997
                   ------------- -------------- -------------- -------------
Numerator -
  net income          $   546        $ 8,910          $ 5,565        $18,147
                      =======        =======          =======        =======

Denominator for basic
  EPS - weighted-
  average common shares
  outstanding          16,525         17,388           16,637         17,453

Incremental common
  shares attributable
  to outstanding stock
  options, nonvested
  stock, and deferred
  stock-based
  compensation            124            272              132            312
                      -------         ------          -------        -------

Denominator for
  diluted EPS          16,649         17,660           16,769         17,765
                      =======        =======          =======        =======

Basic earnings per
  share               $   .03        $   .51          $   .33        $  1.04
                      =======       ========          =======        =======

Diluted earnings per
  share               $   .03        $   .50          $   .33        $  1.02
                      =======       ========          =======        =======

6. ACQUISITIONS. In October, 1997, Nordson acquired a provider of ultraviolet curing equipment to the container industry. The acquisition of its U.S. operations was recorded in the fourth quarter of 1997; the acquisition of its U.K. operations was recorded in the first quarter of 1998.

7. ONE-TIME CHARGE. In the second quarter of fiscal 1998, Nordson recognized a one-time pre-tax charge of $15,670,000. This charge includes $5,952,000 related to inventory valuations and charged to cost of sales. The balance relates to an early retirement program, involuntary severances and fixed asset write-downs, and is reported below selling and administrative expenses. The one-time charge on an after-tax basis was $10,342,000 or $.62 per share.

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


                             RESULTS OF OPERATIONS

SALES

Sales for the second quarter and year-to-date 1998 increased 7% and 5%, respectively, over the comparable 1997 periods. Local volume gains and price increases accounted for increased sales of 11% for the quarter and 10% for the year-to-date, while the effects of unfavorable currency translations reduced reported sales by 4% and 5%, respectively. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Performance in the second quarter was driven by continued strong sales volume growth in Europe and solid performance in several North American businesses. Compared with 1997, activity in Europe remained strong, with sales volume up 23% for the quarter and 22% for the first half across all business and geographic markets. Sales volume in North America increased 11% for the quarter and 10% for the year-to-date, led by strong sales of powder coating and ultraviolet curing systems as well as automated fluid dispensing equipment to the electronics industry.

Offsetting growth in Europe and North America was a sales volume decline in Japan and the Asian markets, with unfavorable currency effects further reducing reported revenues. However, the decline in the second quarter was not as steep as that of the first quarter. Compared with 1997, sales volume in Japan was down 6% for the second quarter and 11% for the first half, due to the lingering effects of Japan's sluggish economy. In the Pacific South division, which spans the Pacific Rim, South Asia and Latin America, sales volume was down 3% for the second quarter and 10% year-to-date. Weaknesses in Asia were partially offset by strong performance in Latin America and Australia.

Sales to international customers for the first half of 1998 comprised approximately 59% of total sales. Translating international sales at generally higher average exchange rates, as compared to the same periods in the prior year, decreased reported sales by $6,600,000 for the second quarter and $14,700,000 for the year-to-date.

OPERATING PROFIT

For the second quarter of fiscal 1998, Nordson recognized a one-time pre-tax charge of $15.7 million. The charge includes $8.3 million for costs associated with an early retirement program and other staff reductions implemented during the quarter. The balance of this charge relates to asset write-downs, primarily inventory and fixed assets. The amount related to inventories has been charged to cost of sales.

Excluding the one-time charge, operating profit, as a percentage of sales, increased to 10.7% for the second quarter of 1998 from 9.3% for the second quarter of 1997. Year-to-date operating profit declined to 8.7% of sales for 1998 from 10.2% for the same period of 1997.

The gross margin rate, before the one-time charge, decreased for the second quarter from 56.2% in 1997 to 54.7% in 1998 and for the first half from 57.8% in 1997 to 55.5% in 1998. The influencing factors behind the lower margin were the unfavorable currency effects, combined with the mix of products sold in both North America and Europe.

Selling and administrative expenses for the second quarter and first half of 1998 increased .7% and 2.9%, respectively, over the comparable periods in 1997. The increase in first half expenses was influenced by a $1.4 million credit recognized in the first quarter of 1997 from a reduction in the Company's estimated obligation to its Employee Stock Ownership Plan. Excluding this item, first half spending increased 1.9%.


NET INCOME

Excluding the one-time charge, net income, as a percentage of sales, increased in the second quarter from 5.7% in 1997 to 6.5% in 1998 and decreased in the first half from 6.2% in 1997 to 5.2% in 1998, due to the factors discussed above.

In the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. For 1998 and 1997, diluted earnings per share were $.03 and $.50, respectively, for the second quarter and $.33 and $1.02, respectively, for the first half. The one-time charge on an after-tax basis was $10.3 million or $.62 per share on a diluted basis. Diluted earnings per share, before the one-time charge, were $.65 for the quarter and $.95 for the year-to-date period.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for second quarter and year-to-date 1998 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates during the comparable 1997 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the second quarter 1998 were translated at exchange rates in effect during 1997, sales would have been approximately $6,600,000 higher while third-party costs and expenses would have been $3,700,000 higher. If transactions for year-to-date 1998 were translated at exchange rates in effect during 1997, sales would have been approximately $14,700,000 higher and third-party costs and expenses $8,900,000 higher.

                             FINANCIAL CONDITION

During the first half of 1998, net assets decreased $27,279,000. This decrease is primarily attributable to net repurchases of Nordson stock amounting to $22,532,000, the payment of $7,339,000 in dividends, and a reduction of $3,130,000 from translating foreign net assets at the end of the second quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $5,565,000.

Working capital, as of the end of the quarter, decreased $16,540,000 over the prior year-end. This change consisted primarily of decreases in accounts receivable and increases in notes payable. All balances reflect decreases from the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars. In addition, receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1997, and notes payable increased from net borrowings.

Cash and cash equivalents increased $2,956,000 during the first half of 1998. Sources of cash included $25,488,000 from operations and $19,080,000 in net proceeds from notes payable. Uses for cash included purchases of treasury shares, outlays for capital expenditures, and dividends. Available lines of credit continue to be more than adequate to meet cash requirements for operations over the next year.

Other liabilities increased $6,924,000 from the prior year-end, primarily from pension and other postretirement plan accruals, related to the early retirement program, which will be paid over an extended number of years and will not materially effect any individual year.


                                    OUTLOOK

Although we are encouraged by our second quarter sales performance, we are still facing a challenging international business environment and will continue to look for ways to improve the efficiency and effectiveness of our operations. The steps we have taken have positioned us to weather these difficult conditions while enabling us to invest in those critical areas that will provide for Nordson's growth.

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

                        Part II - Other Information



ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on March 12, 1998 for the purpose of electing three directors, and approving amendments to the Nordson Corporation Regulations.

All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

        William D. Ginn:        For     14,324,315
                            Withheld       429,292

        Stephen R. Hardis:      For     14,534,614
                            Withheld       218,993

        William L. Robinson:    For     14,531,963
                            Withheld       221,644

In addition to the above directors, the following directors' terms of office continued after the meeting: Dr. Glenn R. Brown, Edward P. Campbell, William
W. Colville, Dr. Anne O. Krueger, William P. Madar, Eric T. Nord and Evan W.
Nord.

The Amendment to Nordson Corporation's Regulations to increase shareholder vote required to call a special meeting of shareholders was approved:

                    For:        11,171,703
                 Against:        2,578,679
                 Abstain:          393,480
                Non Vote:          609,745

The Amendment to Nordson Corporation's Regulations to increase shareholder vote required to change the number of directors, and to give the Board of Directors unlimited discretion in changing the number of directors was approved:

                    For:        11,099,224
                 Against:        2,626,898
                 Abstain:          417,740
                Non Vote:          609,745

The Amendment to Nordson Corporation's Regulations to establish procedures for the proposal of business at a shareholders meeting and to increase the notice period for the nomination of directors was approved:

                    For:        11,551,457
                 Against:        2,188,229
                 Abstain:          421,587
                Non Vote:          592,334

The Amendment to Nordson Corporation's Regulations to obligate the Company to advance legal fees to directors and officers in connection with an action for which indemnification is required was approved:

                     For:       13,882,485
                 Against:          555,916
                 Abstain:          315,206

The Amendment to Nordson Corporation's Regulations to increase the shareholder vote required to amend certain provisions of the Company's Regulations was approved:

                     For:       11,214,075
                 Against:        2,556,999
                 Abstain:          372,788
                Non Vote:          609,745


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits -  Exhibit 27 Financial Data Schedules

        (b) There were no reports on Form 8-K filed for the quarter ended May 3, 1998.

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

                              NORDSON CORPORATION

                                 EXHIBIT INDEX




Exhibit 27    Financial Data Schedules

    Exhibit 27-a  Period Ending May 3, 1998

    Exhibit 27-b  Period Ending May 4, 1997