Form 10-Q
period 1998-08-02
NORDSON CORP
filed 1998-09-15
CIK 72331

FORM 10-Q
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended     August 2, 1998
                              ------------------------
    OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------   ----------

Commission file number     0-7977
                      ---------------

                              NORDSON CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                                34-0590250
------------------------------      -----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

   28601 Clemens Road, Westlake, Ohio                      44145
--------------------------------------          ----------------------
(Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code:  (440) 892-1580
                                                       -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF AUGUST 2, 1998: 16,350,797

                             NORDSON CORPORATION

                                  INDEX

Part I - Financial Information                         Page Number

    Condensed Consolidated Statement of Income -
     Thirteen and Thirty-Nine Weeks ended
     August 2, 1998 and August 3, 1997                      3

    Condensed Consolidated Balance Sheet -
     August 2, 1998 and November 2, 1997                    4

    Condensed Consolidated Statement of Cash
     Flows - Thirty-Nine Weeks ended
     August 2, 1998 and August 3, 1997                      5

    Notes to Condensed Consolidated Financial
     Statements                                             6

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations          8



Part II - Other Information

    Item 5, Other Information                              13

    Item 6, Exhibits and Reports on Form 8-K               13

    Signature                                              14

    Exhibit Index                                          15

                        Part I - Financial Information

                             NORDSON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)

                         Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                        August 2,     August 3,       August 2,       August 3,
                          1998          1997            1998             1997
                       ----------    ----------      ----------      ----------
Sales                    $167,171      $158,888        $474,211        $452,293

Cost of sales              73,241        70,087         215,780         193,884

Selling &
  administrative
  expenses                 71,397        70,228         214,988         209,808

Asset impairment,
  retirement and
  severance costs            --            --             9,718            --
                       ----------    ----------      ----------      ----------

Operating profit           22,533        18,573          33,725          48,601

Other income (expense):
  Interest expense         (2,505)       (1,879)         (7,070)         (5,891)
  Interest and
    investment income         199           138             420             509
  Other - net                 644         1,262           2,228           2,581
                       ----------    ----------      ----------      ----------

Income before income
  taxes                    20,871        18,094          29,303          45,800

Income taxes                7,096         5,899           9,963          15,458
                       ----------    ----------      ----------      ----------

Net income               $ 13,775      $ 12,195        $ 19,340        $ 30,342
                       ==========    ==========      ==========      ==========

Shares used in computing
   per share amounts:

   Basic                   16,358        17,227          16,544          17,379
                       ==========    ==========      ==========      ==========
   Diluted                 16,465        17,490          16,668          17,675
                       ==========    ==========      ==========      ==========

Earnings per share:
   Basic                 $    .84      $    .71        $   1.17        $   1.75
                       ==========    ==========      ==========      ==========
   Diluted               $    .84      $    .70        $   1.16        $   1.72
                       ==========    ==========      ==========      ==========

Dividends per
  common share           $    .22      $    .20        $    .66        $    .60
                       ==========    ==========      ==========      ==========

See accompanying notes.

                             NORDSON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                      August 2, 1998     November 2, 1997
                                      --------------     ----------------
ASSETS

Current assets:
    Cash and cash equivalents               $  7,937             $  1,517
    Marketable securities                         30                  200
    Receivables                              148,200              163,692
    Inventories                              126,168              122,084
    Deferred income taxes                     25,829               23,263
    Prepaid expenses                           4,918                8,059
                                            --------             --------

        Total current assets                 313,082              318,815

Property, plant and equipment                214,534              210,129
Less accumulated depreciation and
  amortization of property, plant
  and equipment                             (118,255)            (108,462)
Intangible assets - net                       58,097               60,378
Other assets                                  21,160               22,136
                                            --------             --------

                                            $488,618             $502,996
                                            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                           $ 84,122             $ 74,500
    Accounts payable                          27,281               37,699
    Current portion of long-term debt          4,180                5,175
    Other current liabilities                 65,376               61,289
                                            --------             --------

        Total current liabilities            180,959              179,663

Long-term debt                                65,429               66,502
Other liabilities                             44,361               36,286

Shareholders' equity:
    Common shares                             12,253               12,253
    Capital in excess of stated value         77,428               75,899
  Cumulative translation adjustments          (5,940)                (977)
  Retained earnings                          425,989              417,589
  Common shares in treasury, at cost        (311,555)            (283,816)
  Deferred stock-based compensation             (306)                (403)
                                            --------             --------

        Total shareholders' equity           197,869              220,545
                                            --------             --------

                                            $488,618             $502,996
                                            ========             ========

See accompanying notes.

                             NORDSON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)

                                                 Thirty Nine Weeks Ended
                                           August 2, 1998     August 3, 1997
                                           --------------     --------------
Cash flows from operating activities:
    Net income                                $19,340            $30,342
    Non-recurring charge                       15,670               --
    Changes in operating assets and
        liabilities                           (9,969)             (6,805)
    Other - net                                21,696             22,806
                                             --------           --------
                                               47,237             46,343

Cash flows from investing activities:
    Additions to property, plant
        and equipment                         (10,029)           (11,568)
    Proceeds from sale of property,
        plant and equipment                        47                 74
    Acquisition of new business                  (504)              --
    Proceeds from sale of marketable
        securities                                170                110
                                             --------           --------
                                              (10,316)           (11,384)

Cash flows from financing activities:
    Net proceeds from notes payable            13,252             17,550
    Payment of long-term debt                  (5,529)            (4,637)
    Issuance of common shares                     582              3,150
    Purchase of treasury shares               (26,927)           (40,311)
    Dividends paid                            (10,940)           (10,423)
                                             --------           --------
                                              (29,562)           (34,671)

Effect of exchange rate changes on cash          (938)              (723)
                                             --------           --------

(Decrease)/increase in cash                     6,420               (435)

Cash and cash equivalents
    Beginning of fiscal year                    1,517              9,221
                                             --------           --------

    End of period                             $ 7,937            $ 8,786
                                             ========           ========

See accompanying notes.

                              NORDSON CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               August 2, 1998

1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three quarters ended August 2, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 2, 1997.

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

3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                    August 2, 1998        November 2, 1997
                                    --------------        ----------------

        Finished goods                $ 50,196               $ 51,639
        Work-in-process                 16,498                 12,056
        Raw materials and
          finished parts                59,474                 58,389
                                      --------               --------

                                      $126,168               $122,084
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

The Financial Accounting Standards Board has issued the following statements which the Company has not yet adopted: Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132) and Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 132 revises employers' disclosures about pension and other postretirement benefit plans. FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt FAS 132 no later than fiscal year 1999 and FAS 133 no later than fiscal year 2000. These statements are not expected to have a material effect on the financial statements.

5. EARNINGS PER SHARE. The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands except for per share amounts):

                       Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                      August 2,   August 3,       August 2,   August 3,
                        1998        1997            1998        1997
                      --------    --------        --------    --------
Numerator -
  net income          $ 13,775    $ 12,195        $ 19,340    $ 30,342
                      ========    ========        ========    ========

Denominator for basic
  EPS - weighted-
  average common
  shares outstanding    16,358      17,227          16,544      17,379

Incremental common
  shares attributable
  to outstanding stock
  options, nonvested
  stock, and deferred
  stock-based
  compensation             107         263             124         296
                      --------    --------        --------    --------

Denominator for
  diluted EPS           16,465      17,490          16,668      17,765
                      ========    ========        ========    ========

Basic earnings per
  share                $   .84     $   .71         $  1.17     $  1.75
                      ========    ========        ========    ========

Diluted earnings per
  share                $   .84     $   .71         $  1.16     $  1.72
                      ========    ========        ========    ========

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

8. SUBSEQUENT EVENT. In August, 1998, Nordson reached an agreement to purchase BDL Holdings Inc., the privately owned parent company of J&M Laboratories, Inc., headquartered in Dawsonville, Georgia. J&M Laboratories manufactures systems that produce synthetic fibers used to make nonwoven fabrics and other products. The transaction is expected to be finalized by the end of September, 1998.


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

                              RESULTS OF OPERATIONS
SALES

Sales for the third quarter and year-to-date 1998 increased 5.2% and 4.8%, respectively, over the comparable periods of 1997. Price/volume gains of 8.5% for the third quarter and 9.2% year-to-date were partially offset by unfavorable currency effects. Price increases averaging 2% were implemented on orders taken after the beginning of the year for standardized small systems and parts.

Strong sales volume growth in Europe and North America continued to drive sales performance for the third quarter of 1998. Compared with 1997, activity in Europe remained strong, reflecting wide-spread growth across all Nordson's businesses, with sales volume up 13.6% for the quarter and 18.1% for the year-to-date. Sales volume in North America increased 14.1% for the quarter and 11.7% for the first three quarters of 1998, led by strong sales of electronics, liquid finishing and ultraviolet curing systems.

In contrast to Europe and North America, sales volumes declined in Japan and other Pacific Rim countries, reflecting the ongoing economic challenges in these markets. Unfavorable currency effects further reduced reported revenues. Compared with 1997, sales volume in Japan was down 4.4% for the third quarter and 8.9% for the first three quarters of 1998. In the Pacific South division, which spans the Pacific Rim, South Asia and Latin America, sales volume was down 15.3% for the third quarter and 12.2% year-to-date.

Sales to international customers for year-to-date 1998 comprised approximately 56% of total sales. Translating international sales at exchange rates reflecting generally higher average exchange rates as compared to the same periods of the prior year had the effect of decreasing sales by 3.3% for the third quarter and 4.4% for the year-to-date period.


OPERATING PROFIT

During the second quarter of fiscal 1998, Nordson recognized a one-time pre-tax charge of $15.7 million. The charge included $8.3 million for costs associated with an early retirement program and other staff reductions implemented during the second quarter. The balance of this charge related to asset write-downs, primarily inventory and fixed assets. The amount related to inventories was charged to cost of sales.

Operating profit, as a percentage of sales, increased to 13.5% for the third quarter of 1998 from 11.7% for the third quarter of 1997. Excluding the one-time charge, year-to-date operating profit declined to 10.4% of sales for 1998, from 10.7% for the same period of 1997.

The gross margin rate increased for the third quarter from 55.9% in 1997 to 56.2% in 1998 and decreased for the first three quarters, before the one-time charge, from 57.1% in 1997 to 55.8% in 1998. The influencing factors behind the lower margin for the first three quarters were the unfavorable currency effects, combined with the mix of products sold in both North America and Europe.

Selling and administrative expenses for the third quarter and the first three quarters of 1998, before the effects of the one-time charge, increased 1.7% and 2.5%, respectively, over the comparable periods in 1997. These minimal rates of increase reflect efforts to contain costs in the face of unstable international business climates.


NET INCOME

For the third quarter of 1998, net income, as a percentage of sales, increased to 8.2% from 7.7% for the same period of 1997. Year-to-date income, excluding the one-time charge, was 6.3% of sales in 1998, compared to 6.7% in 1997. In addition to the factors impacting operating profit discussed above, year-to-date interest expense increased $1,179,000 due to higher levels of short-term borrowing, driven primarily by the continuing repurchases of Nordson stock.

In the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. For 1998 and 1997, diluted earnings per share were $.84 and $.71, respectively, for the third quarter and $1.16 and $1.72, respectively, for year-to-date. The one-time charge on an after-tax basis was $10.3 million or $.62 per share on a diluted basis. Diluted earnings per share, before the one-time charge, were $1.78 for the 1998 year-to-date period.


FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the third quarter and year-to-date 1998 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates during the comparable 1997 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 1998 were translated at exchange rates in effect during 1997, sales would have been approximately $5,300,000 higher while third-party costs and expenses would have been $3,000,000 higher. If transactions for year-to-date 1998 were translated at exchange rates in effect during 1997, sales would have been approximately $20,000,000 higher and third-party costs and expenses would have been $11,800,000 higher.


                           FINANCIAL CONDITION

During the first three quarters of 1998, net assets decreased $22,676,000. This decrease is primarily due to net repurchases of Nordson stock totaling $26,345,000, the payment of $10,940,000 in dividends and a decrease of $4,963,000 from translating foreign net assets at the end of the third quarter when the U.S. dollar was stronger against other currencies than at the prior year end, offset by earnings of $19,340,000.

Working capital, as of the end of the quarter, decreased $7,029,000 over the prior year-end. This change consisted primarily of decreases in accounts receivable and increases in notes payable and other current liabilities, offset by increases in cash and inventories and decreases in accounts payable. All changes include decreases from the effects of translating into U.S. dollars current amounts denominated in generally weaker foreign currencies.
Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1997, notes payable increased from net borrowings and other current liabilities increased as a result of customer advance payments on orders which are expected to be invoiced during the fourth quarter of 1998. Inventories increased in anticipation of fourth quarter demand for Nordson products and accounts payable decreased from the repayment of additional purchases at prior year-end.

Cash and cash equivalents increased $6,420,000 during the first three quarters of 1998. Cash provided from operating activities was $47,237,000 and cash provided by net proceeds from notes payable was $13,252,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, dividends and scheduled repayments of long-term debt. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

Other non-current liabilities increased $8,075,000 from the prior year-end, primarily from pension and other postretirement plan accruals, related to the early retirement program, which will be paid over an extended number of years and will not materially effect any individual year.


                                 OUTLOOK

Our improved operating profit margin for the third quarter of 1998 reflects the initial results of our efforts to improve the efficiency and effective-ness of our operations undertaken during the second quarter. Despite the challenges of today's international business environment, we remain committed to making investments that will help us achieve our long-term growth objectives.


                                 YEAR 2000

Many computerized systems use only two digits, rather than four, to record the year in a date field. These systems may recognize the year 2000 as the year 1900 or some other date, resulting in errors when dates are used in computations and comparisons. Nordson is addressing this issue for its information systems, products, equipment (with embedded micro-controllers), facilities, suppliers and vendors. Assessment has been completed, while remediation, testing and contingency planning are in progress. Nordson expects that all phases will be completed by mid-1999. The total cost of the project including purchased hardware and software and internal and external resources is estimated to be $5.5 million. Remaining costs are approximately $3.9 million of which $2.0 will be expensed through 1999 and the balance capitalized.

Nordson believes that the steps referred to above will minimize its business risk related to the Year 2000. However, Nordson cannot guarantee that cost and time estimates or planned results will be achieved. For a listing of risks associated with the Year 2000, refer to the "Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995" disclosure found on Page 12.

                             SAFE HARBOR STATEMENTS
                          UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

The statements in the paragraphs titled "Outlook" and "Year 2000" that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as "Nordson expects" or "Nordson believes" or words of similar import or by references to "risks") are "forward-looking statements" intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results include deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, significant changes in local business conditions in geographic regions in which we conduct business and, in the case of Year 2000 issues, the availability and retention of internal and external resources, delayed or unsuccessful completion of planned activities of the Company, and delayed, unsuccessful or incompatible Year 2000 conversions by third parties of their products or systems on which the Company relies.

                        Part II - Other Information

Item 5. Other Information

The Company's proxies for its 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any matter if the Company does not receive timely written notice of such matter in accordance with
Section 7 of Article I of the Company's Amended Regulations.  In general,
Section 7 provides that, to be timely, a shareholder's notice of business requested to be brought before an annual meeting of shareholders must be delivered to or mailed and received at the principal executive offices of the Company not less than 60 nor more than 90 days prior to the annual meeting.

The Company has not yet set the date for its 1999 Annual Meeting of Share-holders, but expects that it will be held on a date that is close to the anniversary of the 1998 Annual Meeting of Shareholders. If the 1999 Annual Meeting of Shareholders were to be held on the same day of the month as the 1998 Annual Meeting of Shareholders (March 12), 60 days prior to the annual meeting would be January 11, 1999, and 90 days prior to the annual meeting would be December 12, 1998. For business to be properly requested by a shareholder to be brought before an annual meeting of shareholders, the shareholder must comply with all of the requirements of Section 7, not just the timeliness requirements outlined above.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - Exhibit 27 Financial Data Schedules

        (b) There were no reports on Form 8-K filed for the quarter ended August 2, 1998.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 15, 1998                    Nordson Corporation




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

                             NORDSON CORPORATION

                               EXHIBIT INDEX


Exhibit 27      Financial Data Schedules

   Exhibit 27-a   Period Ending August 2, 1998

   Exhibit 27-b   Period Ending August 3, 1997