Form 10-Q/A
period 1998-08-02
NORDSON CORP
filed 1998-09-17
CIK 72331

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
                       ==========    ==========      ==========      ==========

Shares used in computing
   per share amounts:

   Basic                   16,358        17,227          16,544          17,379
                       ==========    ==========      ==========      ==========
   Diluted                 16,465        17,491          16,668          17,675
                       ==========    ==========      ==========      ==========

Earnings per share:
   Basic                 $    .84      $    .71        $   1.17        $   1.75
                       ==========    ==========      ==========      ==========
   Diluted               $    .84      $    .70        $   1.16        $   1.72
                       ==========    ==========      ==========      ==========

Dividends per
  common share           $    .22      $    .20        $    .66        $    .60
                       ==========    ==========      ==========      ==========

See accompanying notes.

                             NORDSON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                      August 2, 1998     November 2, 1997
                                      --------------     ----------------
ASSETS

Current assets:
    Cash and cash equivalents               $  7,937             $  1,517
    Marketable securities                         30                  200
    Receivables                              148,200              163,692
    Inventories                              126,168              122,084
    Deferred income taxes                     25,829               23,263
    Prepaid expenses                           4,918                8,059
                                            --------             --------

        Total current assets                 313,082              318,815

Property, plant and equipment                214,534              210,129
Less accumulated depreciation and
  amortization of property, plant
  and equipment                             (118,255)            (108,462)
Intangible assets - net                       58,097               60,378
Other assets                                  21,160               22,136
                                            --------             --------

                                            $488,618             $502,996
                                            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                           $ 84,122             $ 74,500
    Accounts payable                          27,281               37,699
    Current portion of long-term debt          4,180                6,175
    Other current liabilities                 65,376               61,289
                                            --------             --------

        Total current liabilities            180,959              179,663

Long-term debt                                65,429               66,502
Other liabilities                             44,361               36,286

Shareholders' equity:
    Common shares                             12,253               12,253
    Capital in excess of stated value         77,428               75,899
  Cumulative translation adjustments          (5,940)                (977)
  Retained earnings                          425,989              417,589
  Common shares in treasury, at cost        (311,555)            (283,816)
  Deferred stock-based compensation             (306)                (403)
                                            --------             --------

        Total shareholders' equity           197,869              220,545
                                            --------             --------

                                            $488,618             $502,996
                                            ========             ========

See accompanying notes.

                             NORDSON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)

                                                 Thirty Nine Weeks Ended
                                           August 2, 1998     August 3, 1997
                                           --------------     --------------
Cash flows from operating activities:
    Net income                                $19,340            $30,342
    Non-recurring charge                       15,670               --
    Changes in operating assets and
        liabilities                            (9,470)            (6,805)
    Other - net                                21,696             22,806
                                             --------           --------
                                               47,236             46,343

Cash flows from investing activities:
    Additions to property, plant
        and equipment                         (10,029)           (11,568)
    Proceeds from sale of property,
        plant and equipment                        47                 74
    Acquisition of new business                  (504)              --
    Proceeds from sale of marketable
        securities                                170                110
                                             --------           --------
                                              (10,316)           (11,384)

Cash flows from financing activities:
    Net proceeds from notes payable            13,252             17,550
    Payment of long-term debt                  (5,529)            (4,637)
    Issuance of common shares                     582              3,150
    Purchase of treasury shares               (26,927)           (40,311)
    Dividends paid                            (10,940)           (10,423)
                                             --------           --------
                                              (29,562)           (34,671)

Effect of exchange rate changes on cash          (938)              (723)
                                             --------           --------

(Decrease)/increase in cash                     6,420               (435)

Cash and cash equivalents
    Beginning of fiscal year                    1,517              9,221
                                             --------           --------

    End of period                             $ 7,937            $ 8,786
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
                      ========    ========        ========    ========

Denominator for basic
  EPS - weighted-
  average common
  shares outstanding    16,358      17,227          16,544      17,379

Incremental common
  shares attributable
  to outstanding stock
  options, nonvested
  stock, and deferred
  stock-based
  compensation             107         264             124         296
                      --------    --------        --------    --------

Denominator for
  diluted EPS           16,465      17,491          16,668      17,675
                      ========    ========        ========    ========

Basic earnings per
  share                $   .84     $   .71         $  1.17     $  1.75
                      ========    ========        ========    ========

Diluted earnings per
  share                $   .84     $   .70         $  1.16     $  1.72
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

Strong sales volume growth in Europe and North America continued to drive sales performance for the third quarter of 1998. Compared with 1997, activity in Europe remained strong, reflecting wide-spread growth across all Nordson's businesses, with sales volume up 13.6% for the quarter and 18.8% for the year-to-date. Sales volume in North America increased 14.1% for the quarter and 11.7% for the first three quarters of 1998, led by strong sales of electronics, liquid finishing and ultraviolet curing systems.

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

In the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. For 1998 and 1997, diluted earnings per share were $.84 and $.70, respectively, for the third quarter and $1.16 and $1.72, respectively, for year-to-date. The one-time charge on an after-tax basis was $10.3 million or $.62 per share on a diluted basis. Diluted earnings per share, before the one-time charge, were $1.78 for the 1998 year-to-date period.


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