Form 10-K405
period 1998-11-01
NORDSON CORP
filed 1999-01-29
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ___ EXCHANGE ACT OF 1934
 for the fiscal year ended   November 1, 1998
                             ------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ___ EXCHANGE ACT OF 1934
 for the transition period from _____________ to ____________

Commission file number   0-7977
                       -----------

                               NORDSON CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                 34-0590250
-------------------------------        ------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio          44145          (440) 892-1580
----------------------------------          -----          --------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $651,963,000 AS OF DECEMBER 31, 1998
------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 16,694,923 COMMON SHARES AS OF
DECEMBER 31, 1998                                ------------------------------
-----------------

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

             Portions of the 1998 Annual Report - Parts I, II and IV
             -------------------------------------------------------
     Portions of the Proxy Statement for the 1999 Annual Meeting - Part III
     ----------------------------------------------------------------------

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

                         GENERAL DEVELOPMENT OF BUSINESS
                         -------------------------------


General Description of Business
-------------------------------

         Founded in 1954, Nordson Corporation (the Company) designs, manufactures and markets systems that apply adhesives, sealants and coatings to a broad range of consumer and industrial products during manufacturing operations. Our high value-added product line includes customized electronic controls for the precise application and curing of materials to meet customers' productivity, quality and environmental targets.

         Nordson products are used around the world in the appliance, automotive, bookbinding, construction, container, converting, electronics, food and beverage, furniture, metal finishing, nonwovens, packaging and other diverse industries.

         The Company's consistent growth is based on a customer-driven strategy that is global in scope. Reaching out from corporate headquarters in Westlake, Ohio, Nordson markets its products through four international sales divisions--North America, Europe, Japan and Pacific South. These sales organizations are supported by a network of 44 direct operations in 32 countries. Consistent with this strategy, nearly 60 percent of the Company's revenues are generated outside the United States.

         Nordson has more than 4,000 employees worldwide and has principal manufacturing facilities in Ohio, Georgia, Alabama, California, Connecticut, Germany, The Netherlands, Sweden, and the United Kingdom.

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

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT,
                  ---------------------------------------------
                FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
                -------------------------------------------------

         In accordance with Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", Nordson has reported information about the Company's single industry segment, its geographic operations and its export sales. This information is contained in Note 17 (pages 32-33) of the 1998 Annual Report, incorporated herein by reference thereto.

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

                  Converting - Coating and laminating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible packaging industries.

                  Nonwovens - Automated equipment for producing synthetic nonwoven fabrics and applying adhesives, superabsorbent powders, liquids, and fibers to disposable nonwoven products.

                  Automotive - Adhesive and sealant dispensing systems for bonding and sealing glass, body panels and structural components used in automobiles.

                  Powder Coating - Electrostatic spray systems for applying powder paints and coatings to plastic, metal and wood products.

                  Liquid Finishing - Electrostatic spray systems for applying liquid paints and coatings to plastic, metal and wood products.

                  Container - Automated systems for dispensing and curing liquid and powder coatings that are used in the manufacturing of metal, plastic and other containers.
                                       4

                  Electronics - Automated systems for applying protective conformal coatings, solder fluxes and adhesive materials to printed circuit boards and electronic assemblies. Automated dispensing equipment for applying a broad range of fluids including adhesives, epoxies and soldering pastes to assemble semiconductor packages and printed circuit board assemblies.

                  UV Curing - Ultraviolet and infrared automated drying and curing systems for graphic arts, finishing and product assembly operations.

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

Manufacturing and Raw Materials
-------------------------------

         Nordson's production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Norwalk and Elyria, Ohio; Norcross and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, Campbell and Monterey, California; Branford, Connecticut; Luneburg, Germany; Maastricht, The Netherlands; Stenungsund, Sweden; and Slough, U.K.

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

Customers
---------

         The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 1998, no single customer accounted for 5 percent or more of sales.

Backlog
-------

         The Company's backlog of orders increased to $79.3 million at November 1, 1998 from $68.4 million at November 2, 1997. All orders in the November 1998 backlog are expected to be shipped to customers in fiscal 1999.

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

Research and Development
------------------------

         Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $42,640,000 in fiscal 1998, compared with approximately $29,812,000 in fiscal 1997 and $30,471,000 in fiscal 1996. The 1998 amount includes $14,300,000 of acquired research and development. As a percentage of sales, excluding acquired research and development costs, these investments were approximately 5.0 percent in fiscal 1998, 1997 and 1996.

Environmental Compliance
------------------------

         Compliance with federal, state and local environmental protection laws during fiscal 1998 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 1999.

Employees
---------

         As of November 1, 1998, Nordson had 4,074 employees, including all full-time and part-time employees.

Item 2.  Properties.
-------  -----------

                  The following table summarizes the principal properties of the Company.

                                     Description                                             Approximate
Location                             of Property                                             Square Feet
--------                             -----------                                             -----------
Amherst, Ohio                        A manufacturing, laboratory                               585,000
                                     and office complex located
                                     on 52 acres of land

Norcross, Georgia                    A manufacturing, laboratory                               150,000
                                     and office building located
                                     on 10 acres of land

                                     A manufacturing and office                                 27,000
                                     building (leased)

Dawsonville,                         A manufacturing, laboratory                               110,000
Georgia                              and office building (leased)

Duluth, Georgia                      An office and laboratory                                  108,000
                                     building (leased)

Westlake, Ohio                       An office and laboratory                                   68,000
                                     building located on 25 acres
                                     of land

Branford,                            A manufacturing and office                                 47,000
Connecticut                          building (leased)

Carlsbad,                            A manufacturing and office                                 41,000
California                           building (leased)

Monterey,                            A manufacturing, laboratory                                63,000
California                           and office building (leased)

Talladega,                           A manufacturing and office                                 27,000
Alabama                              building (leased)

Elyria, Ohio                         A manufacturing and warehouse                              20,000
                                     building

Luneburg,                            A manufacturing, laboratory                               130,000
Germany                              and office complex

Erkrath,                             An office, laboratory and                                  63,000
Germany                              warehouse (leased)

                                     Description                                             Approximate
Location                             of Property                                             Square Feet
--------                             -----------                                             -----------

Maastricht, The                      A manufacturing, warehouse                                 59,000
Netherlands                          and office building (leased)

St. Thibault Des                     An office building (leased)                                45,000
Vignes, France

Tokyo, Japan                         An office, laboratory and                                  42,000
                                     warehouse (leased)

Milano, Italy                        An office, laboratory and                                  41,000
                                     warehouse (leased)

Stockport, U.K.                      An office, laboratory and                                  31,000
                                     warehouse (leased)

Slough, U.K.                         A manufacturing and office                                 25,000
                                     building (leased)

Albertslund,                         An office and warehouse                                    18,000
Denmark                              building

Stenungsund,                         A manufacturing and office                                 15,000
Sweden                               building

Udenhout, The                        A warehouse and office                                      9,000
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

                In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 9 of Notes to Consolidated Financial Statements on page 27 of the 1998 Annual Report, incorporated herein by reference thereto.

Item 3.  Legal Proceedings.
-------  -------------------

                The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

                None.

Executive Officers of the Company.
----------------------------------

        The executive officers of the Company as of December 31, 1998 were as follows:

                          Served        Position or Office With
                            As          The Company and Business
                          Officer      Experience During the Past
         Name              Since          Five (5) Year Period
----------------------   --------   --------------------------------------
Edward P. Campbell         1988       President and Chief Executive
Age 49                                  Officer, 1997.
                                      President and Chief Operating
                                        Officer, 1996.
                                      Executive Vice President and Chief
                                        Operating Officer, 1994.
                                      Vice President, 1988.

John E. Jackson            1986       Senior Vice President, 1994.
Age 53                                  Vice President, 1986.

Christian C. Bernadotte    1994       Vice President, Corporate
Age 49                                  Development, 1997.
                                      Vice President, 1994.
                                      General Manager-Packaging and
                                        Product Assembly, 1986.

Drexel R. Bunch            1986       Vice President, Manufacturing, 1986.
Age 54

Raymond L. Cushing         1995       Treasurer, 1995.
Age 44                                  Assistant Treasurer, 1990.

Robert A. Dunn, Jr.        1997       Vice President, 1997.
Age 51                                  General Manager-Automotive Systems, 1987.

Bruce H. Fields            1992       Vice President, Human Resources, 1992.
Age 47

Mark G. Gacka              1998       Vice President, 1998.
Age 44                                Vice President, Container Systems Group/
                                        General Manager, Electronics Business
                                        Group, 1992.

William D. Ginn            1966       Secretary, 1966.
Age 75

Michael Groos              1995       Vice President, 1995.
Age 47                                General Manager, Central Region,
                                        European Division, 1990.

Dr. Richard G. Klein       1986       Vice President, Corporate Research
Age 56                                  & Technology, 1986.

                          Served        Position or Office With
                            As          The Company and Business
                          Officer      Experience During the Past
         Name              Since          Five (5) Year Period
-----------------------  ---------  -----------------------------------
Donald J. McLane           1986       Vice President, 1986.
Age 55

Yoshihiko Miyahara         1989       Vice President, 1989.
Age 61

Thomas L. Moorhead         1981       Vice President, Law and Assistant
Age 62                                  Secretary, 1981.

Nicholas D. Pellecchia     1986       Vice President, Finance and
Age 53                                  Controller, 1986.

                                     PART II
                                     -------


Item 5.   Market for the Company's Common Equity and Related Stockholder
-------   --------------------------------------------------------------
          Matters.
          --------

Market Information and Dividends.
---------------------------------

                The Company's common shares are listed on The Nasdaq Stock Market's National Market. The information appearing under the captions "Dividend Information and Price Range Per Common Shares" and "Stock Listing Information" on page 38 of the 1998 Annual Report is incorporated herein by reference thereto.

Holders.
--------

                The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1998 was as follows:

                                                                 Number of
                         Title of Class                         Record Holders
                         --------------                         --------------
                         Common shares with no                      2,855
                           par value


Item 6.   Selected Financial Data.
-------   ------------------------

                The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 34 and 35 of the 1998 Annual Report.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations.
          ----------------------

                The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 14 through 18 of the 1998 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
--------  -----------------------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 14 through 18 of the 1998 Annual Report and Note 12 on page 29 of the 1998 Annual Report.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

                The information required by this item appears on pages 19 through 33 of the 1998 Annual Report, incorporated herein by reference thereto.

Item 9.   Changes In and Disagreements With Accountants on Accounting
-------   -----------------------------------------------------------
          and Financial Disclosure.
          -------------------------

                None.

                                    PART III
                                    --------


Item 10.        Directors and Executive Officers of the Company.
--------        ------------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 2 through 5 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 1999.

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


Item 11.        Executive Compensation.
--------        -----------------------

                The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on pages 6 and 7, and information pertaining to compensation of officers located on pages 11 through 24 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 1999.


Item 12.        Security Ownership of Certain Beneficial Owners and Management.
--------        ---------------------------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 8 through 10 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 1999.


Item 13.        Certain Relationships and Related Transactions.
--------        -----------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Agreements with Officers and Directors" on pages 26 through 28 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 1999.

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



                                                      NORDSON CORPORATION


Date:  January 29, 1999                       By: /s/ Nicholas D. Pellecchia
                                                  ------------------------------
                                                  Nicholas D. Pellecchia
                                                  Vice President, Finance
                                                     and Controller

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William P. Madar                                     January 29, 1999
----------------------------
William P. Madar
Director and Chairman of the Board


/s/ Edward P. Campbell                                   January 29, 1999
---------------------------
Edward P. Campbell
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Nicholas D. Pellecchia                               January 29, 1999
----------------------------
Nicholas D. Pellecchia
Vice President,Finance and Controller
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                      January 29, 1999
----------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                   January 29, 1999
----------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                  January 29, 1999
----------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                    January 29, 1999
----------------------------
Stephen R. Hardis
Director


/s/ Dr. Anne O. Krueger                                  January 29, 1999
----------------------------
Dr. Anne O. Krueger
Director


/s/ Eric T. Nord                                         January 29, 1999
----------------------------
Eric T. Nord
Director

/s/ Evan W. Nord                                           January 29, 1999
----------------------------
Evan W. Nord
Director


/s/ William L. Robinson                                    January 29, 1999
----------------------------
William L. Robinson
Director

/s/ Benedict P. Rosen                                      January 29, 1999
----------------------------
Benedict P. Rosen
Director

                               NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                          INDEX TO FINANCIAL STATEMENTS


                                INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED NOVEMBER 1, 1998

                               NORDSON CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                 (Item 14(a)(1))



                                                                                   Page Reference
                                                                                   --------------

Data incorporated by reference from the 1998 Annual Report:
        Consolidated statement of income for
          the years ended November 1, 1998,
          November 2, 1997 and November 3, 1996                                            19
        Consolidated balance sheet as of
          November 1, 1998 and November 2, 1997                                            20
        Consolidated statement of cash flows
          for the years ended November 1, 1998,
          November 2, 1997 and November 3, 1996                                            21
        Consolidated statement of shareholders' equity for the years ended
          November 1, 1998, November 2, 1997 and November 3,
          1996                                                                             22
        Notes to consolidated financial statements                                      23-33
        Report of independent auditors                                                     33


                The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1998 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1998 Annual Report is not to be deemed filed as part of this report.

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number          Description
--------        -----------
(3)             Articles of Incorporation and By-Laws

3-a                 1989 Amended Articles of Incorporation
                       (incorporated herein by reference to Exhibit
                       3-a to Registrant's Annual Report on Form 10-K
                       for the year ended October 30, 1994)

3-b                 1998 Amended Regulations

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

4-b                 Restated Rights Agreement between Nordson Corporation
                       and National City Bank, Rights Agent (incorporated herein
                       by reference to Exhibit 1 to Registrant's registration of
                       rights to purchase common shares on Form 8-A/Amendment
                       No. 1 filed December 8, 1997)

(10)            Material Contracts

10-a                Nordson Corporation 1995 Management Incentive
                       Compensation Plan as Amended (incorporated herein by
                       reference to Exhibit 10-a to Registrant's Annual Report
                       on Form 10-K for the year ended November 2, 1997)*

10-a-1              Nordson Corporation 1995 Management Incentive Compensation
                       Plan -- Exhibit 1 for 1998 Plan Year (incorporated herein
                       by reference to Exhibit 10-a-1 to Registrant's Annual
                       Report on Form 10-K for the year ended November 2,
                       1997)*

10-b                   1979 Employees Stock Option Plan of the
                       Registrant, as amended October 27, 1980
                       (incorporated herein by reference to Exhibit
                       10-b to Registrant's Annual Report on Form 10-K for the year ended October 30, 1994)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
---------                -----------
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

10-c-2                     Amendments to the 1982 Incentive Stock Option
                             Plan of the Registrant, adopted January 30, 1987
                             (incorporated herein by reference to Exhibit
                             10-c-2 to Registrant's Annual Report on Form 10-K
                             for the year ended November 2, 1997)*

10-c-3                     Amendment to 1982 Incentive Stock Option Plan of
                             the Registrant, adopted October 27, 1988*


                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
--------                 -----------
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

10-h                       Restated Nordson Corporation Excess Defined
                             Contribution Retirement Plan (incorporated herein
                             by reference to Exhibit 10-h to Registrant's
                             Annual Report on Form 10-K for the year ended
                             November 2, 1997)*

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

10-i                       Nordson Corporation Excess Defined Benefit Pension
                             Plan (incorporated herein by reference to Exhibit
                             10-i to Registrant's Annual Report on Form 10-K
                             for the year ended November 2, 1997)*

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

10-j                       Nordson Corporation Officers' Deferred Compensation Plan
                             (incorporated herein by reference to Exhibit 10-j
                             to Registrant's Annual Report on Form 10-K for the
                             year ended November 2, 1997)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
---------                -----------

10-k                       Employment Agreement between the Registrant and
                             Edward P. Campbell*

10-l                       1989 Stock Option Plan, as amended
                             December 20, 1991 (incorporated herein by
                             reference to Exhibit 10-l to Registrant's Annual
                             Report on Form 10-K for the year ended November
                             3, 1996)*

10-m                       Nordson Corporation 1992 Restricted Stock Plan
                             (incorporated herein by reference to Exhibit 10-m
                             to Registrant's Annual Report on Form 10-K for
                             the year ended November 2, 1997)*

10-n                       Nordson Corporation 1993 Long-Term Performance
                             Plan (incorporated herein by reference to Exhibit
                             10-n to Registrant's Annual Report on Form 10-K
                             for the year ended November 2, 1997)*

10-o                       1988 Amended and Restated Stock Appreciation
                             Rights Plan (incorporated herein by reference to
                             Exhibit 10-o to Registrant's Annual Report on
                             Form 10-K for the year ended October 29, 1995)*

10-p                       Consulting Agreement between the Registrant and
                             William P. Madar (incorporated herein by reference
                             to Exhibit 10-p to Registrant's Annual Report on
                             Form 10-K for the year ended November 2, 1997)

10-q                       Nordson Corporation Assurance Trust Agreement*

10-q-1                     Employment Agreement (Change in Control) between
                             the Registrant and Edward P. Campbell*

10-q-2                     Form of Employment Agreement (Change in Control)
                             between the Registrant and Officers (excluding
                             Edward P. Campbell)*

(13)                       Selected portions of the 1998 Annual Report

13-a                       Management's Discussion and Analysis (pages 14
                             through 18 of the 1998 Annual Report)

13-b                       Consolidated Statement of Income (page 19
                             of the 1998 Annual Report)

13-c                       Consolidated Balance Sheet (page 20 of the
                             1998 Annual Report)

13-d                       Consolidated Statement of Cash Flows (page 21
                             of the 1998 Annual Report)

13-e                       Consolidated Statement of Shareholders'
                             Equity (page 22 of the 1998 Annual Report)

13-f                       Notes to Consolidated Financial Statements
                             (pages 23 through 33 of the 1998 Annual Report)

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
----------               -----------

13-g                       Report of Independent Auditors (page 33 of
                             the 1998 Annual Report)

13-h                       Eleven-Year Summary (pages 34 and 35 of the
                             1998 Annual Report)

13-i                       Shareholder Information (page 38 of the 1998
                             Annual Report)

(21)                     Subsidiaries of the Registrant

(23)                     Consent of Independent Auditors

(27)                     Financial Data Schedules

27-a                       Period Ending November 1, 1998

27-b                       Period Ending November 2, 1997

27-c                       Period Ending November 3, 1996

(99)                     Additional Exhibits

99-a                       Form S-8 Undertakings (Nos. 33-32201, 2-82915,
                             33-18279, 33-20451, 33-20452, 33-18309 and
                             33-33481)

99-b                       Form S-8 Undertakings (No. 2-66776)

99-c                       Annual Report on Form 11-K of the Nordson
                             Employees' Savings Trust Plan for its fiscal
                             year ended December 31, 1998

99-d                       Annual Report on Form 11-K of the Nordson
                             Hourly-Rated Employees' Savings Trust Plan for
                             its fiscal year ended December 31, 1998



                         *Indicates management contract or compensatory plan,
                          contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.