Form 10-Q
period 1999-01-31
NORDSON CORP
filed 1999-03-16
CIK 72331

FORM 10-Q
    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549



(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended     January 31, 1999
                              --------------------------

    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                              ------------  ------------

Commission file number     0-7977
                      ----------------


                       NORDSON CORPORATION
    -----------------------------------------------------
    (Exact name of registrant as specified in its charter)


              Ohio                                34-0590250
------------------------------      -----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                    44145
---------------------------------------         -----------------------
(Address of principal executive offices)               (Zip Code)


    Registrant's telephone number, including area code:  (440) 892-1580
                                                       ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   -------   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF JANUARY 31, 1999: 16,652,035

                            NORDSON CORPORATION

                                  INDEX



Part I - Financial Information  Page Number

    Condensed Consolidated Statement of Income -
     Thirteen Weeks ended January 31, 1999 and
     February 1, 1998                                       3

    Condensed Consolidated Balance Sheet -
     January 31, 1999 and November 1, 1998                  4

    Condensed Consolidated Statement of Cash
     Flows - Thirteen Weeks ended
     January 31, 1999 and February 1, 1998                  5

    Notes to Condensed Consolidated Financial
     Statements                                             6

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations          8



Part II - Other Information

    Item 6, Exhibits and Reports on Form 8-K               13

    Signature                                              14

    Exhibit Index                                          15

                        Part I - Financial Information

                             NORDSON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
        (Dollars and shares in thousands except for per share amounts)


                                           Thirteen Weeks Ended
                                January 31, 1999        February 1, 1998
                               ------------------      ------------------

Sales                                $157,053               $139,226

Cost of sales                          72,631                 60,609

Selling & administrative expenses      72,200                 69,731
                                     --------               --------


Operating profit                       12,222                  8,886

Other income (expense):
  Interest expense                     (2,292)                (2,291)
  Interest and investment income          206                    115
  Other - net                             445                    895
                                     --------               --------
Income before income taxes             10,581                  7,605

Income taxes                            3,597                  2,586
                                     --------               --------

Net income                           $  6,984               $  5,019
                                     ========               ========



Common Shares                          16,666                 16,749

Incremental common shares
attributable to outstanding
stock options, nonvested
stock and deferred stock-based
compensation                              156                    141
                                     --------               --------

Common shares and
common share equivalents               16,822                 16,890
                                     ========               ========


Earnings per share:
   Basic                             $    .42               $    .30
   Diluted                           $    .42               $    .30

Dividends per
  common share                       $    .24               $    .22


See accompanying notes.

                             NORDSON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                      January 31, 1999     November 1, 1998
                                      ----------------     ----------------

ASSETS

Current assets:
    Cash and cash equivalents               $ 11,178             $  6,820
    Marketable securities                         30                   30
    Receivables                              149,837              165,286
    Inventories                              128,452              124,352
    Deferred income taxes                     25,100               24,336
    Prepaid expenses                           6,441                7,652
                                            --------             --------

        Total current assets                 321,038              328,476

Property, plant and equipment - net          107,370              101,183
Intangible assets - net                       96,253               84,345
Other assets                                  24,770               24,940
                                            --------             --------

                                            $549,431             $538,944
                                            ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable                           $118,656             $ 93,851
    Accounts payable                          29,579               33,753
    Current portion of long-term debt            862                  862
    Other current liabilities                 64,628               78,616
                                            --------             --------

        Total current liabilities            213,725              207,082

Long-term debt                                71,814               70,444
Other liabilities                             47,925               46,643

Shareholders' equity:
  Common shares                               12,253               12,253
  Capital in excess of stated value           94,053               92,030
  Accumulated other comprehensive
      income (loss)                           (1,563)              (4,792)
  Retained earnings                          426,862              423,887
  Common shares in treasury, at cost        (315,341)            (308,368)
  Deferred stock-based compensation             (297)                (235)
                                            --------             --------

        Total shareholders' equity           215,967              214,775
                                            --------             --------

                                            $549,431             $538,944
                                            ========             ========

See accompanying notes.

                             NORDSON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)




                                                 Thirteen Weeks Ended
                                        January 31, 1999   February 1, 1998
                                        ----------------   ----------------

Cash flows from operating activities:
    Net income                              $ 6,984             $ 5,019
    Changes in operating assets and
        liabilities                          (2,456)             (9,148)
    Other - net                               6,960               6,906
                                            -------             -------
                                             11,488               2,777

Cash flows from investing activities:
    Additions to property, plant
        and equipment                       (8,891)              (4,127)
    Proceeds from sale of property,
        plant and equipment                    100                   --
    Acquisition of new business            (14,253)                (504)
    Proceeds from sale of marketable
        securities                              --                  170
                                           -------              -------
                                           (23,044)              (4,461)

Cash flows from financing activities:
    Net proceeds from notes payable         24,478               17,713
    Net proceeds (payment) of
        long-term debt                         470               (1,020)
    Issuance of common shares                2,844                   62
    Purchase of treasury shares             (7,917)              (7,917)
    Dividends paid                          (4,008)              (3,687)
                                           -------              -------
                                            15,867                5,151


Effect of exchange rate changes on cash         47                 (875)
                                           -------              -------

Increase in cash                             4,358                 2,592

Cash and cash equivalents
    Beginning of fiscal year                 6,820                 1,517
                                           -------              --------

    End of period                          $11,178               $ 4,109
                                           =======               =======


See accompanying notes.

                             NORDSON CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              January 31, 1999



1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 1, 1998.


2. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.


3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                    January 31, 1999        November 1, 1998
                                    ----------------        ----------------

        Finished goods                  $ 48,123               $ 40,411
        Work-in-process                   19,955                 24,914
        Raw materials and
          finished parts                  60,374                 59,027
                                        --------               --------

                                        $128,452               $124,352
                                        ========               ========

4. ACCOUNTING CHANGES. In the first quarter of 1999, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). Comprehensive income includes net earnings and other revenues, expenses, gains and losses that are excluded from net earnings but included as a component of shareholders' equity.
For the Company, the primary difference between net income and comprehensive income is foreign currency translation adjustments recorded in shareholders' equity.

The Company also adopted during the first quarter of 1999, Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). The Company will include the required business segment and revised pension and other postretirement benefit disclosures in its October 31, 1999 Annual Report.

The Financial Accounting Standards Board has issued the following statement which the Company has not yet adopted: Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt FAS 133 for fiscal year 2000. This statement is not expected to have a material effect on the financial statements.


5. COMPREHENSIVE INCOME. Comprehensive income for the thirteen weeks ended January 31, 1999 and February 1, 1998 is as follows:

                                           Thirteen Weeks Ended
                                January 31, 1999        February 1, 1998
                                ----------------        ----------------
(in thousands)

Net income                          $ 6,984                 $ 5,019
Foreign currency translation
   adjustments                        3,229                  (2,513)
                                    -------                 -------

Comprehensive income                $10,213                 $ 2,506
                                    =======                 =======

Accumulated other comprehensive income (loss), consisting entirely of accumulated foreign currency translation adjustments as of January 31, 1999 and February 1, 1998 is as follows:

                                January 31, 1999        February 1, 1998
                                ----------------        ----------------

Beginning balance                   $(4,792)                $  (977)

Current-period change                 3,229                  (2,513)
                                    -------                 -------

Ending balance                      $(1,563)                $(3,490)
                                    =======                 =======


6. ACQUISITIONS. Business acquisitions are accounted for as purchases, with the acquired assets and liabilities recorded at their fair value at the date of acquisition. The cost in excess of the net assets of the business acquired is included in intangible assets. In January, 1999, Nordson acquired a manufacturer of gas-plasma technology equipment located in St. Petersburg, Florida. Assuming the acquisition had taken place at the beginning of fiscal 1998, pro forma results would not be materially different.

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

                          RESULTS OF OPERATIONS


SALES

Worldwide sales for the first quarter of 1999 were $157.1 million, a 12.8% increase over sales of $139.2 million for the comparable period of 1998. Price/volume gains increased 11.8% for the first quarter, while the effect of the weaker dollar on currency translations slightly increased reported sales by 1.0%.

Sales to international customers for the first quarter of 1999 comprised approximately 55.9% of total sales, compared with 61.2% for the comparable period of 1998. Compared with the first quarter of 1998, sales volume in North America grew 27.6%, primarily due to strong sales in the Company's electronics and powder-coating businesses, along with a positive contribution from the fourth-quarter acquisition of J&M Laboratories, Inc. In Europe, local sales volume declined 5.9 percent, attributable to a softening of economic activity in this region that was evidenced across all of the Company's European businesses. Sales volume in Japan increased 6.6 percent, largely due to shipments deferred by customers from the fourth quarter of 1998. The Pacific South division displayed a sharp increase in sales, with volume for this division increasing 27.1 percent, resulting from strong activity in Australia, China and Mexico. Price increases averaging 2% were implemented on orders taken after the beginning of the year for standardized small systems and parts.

Worldwide volume gains were driven by strong sales of electronics and powder-coating equipment, with a combined sales volume that increased 16.6% over the comparable period of 1998. Sales of non-woven equipment increased 68.2% over the prior year mainly as a result of the addition of J&M Laboratories, Inc. to this line of business. Liquid and converting equipment experienced increases over the prior year however shipments of adhesive dispensing systems for packaging and product assembly remained relatively constant when compared with the prior year as did shipments of container and ultra-violet curing equipment.


OPERATING PROFIT

Operating profit, as a percentage of sales, increased to 7.8% for the first quarter of 1999 from 6.4% for the first quarter of 1998. This rate of increase reflects the results of efforts to improve the efficiency and effectiveness of operations undertaken during the second and fourth quarters of fiscal 1998.

The gross margin rate decreased for the first quarter from 56.5% in 1998 to 53.8% in 1999. The influencing factors behind the lower margin for the first quarter were the mix of products sold, along with non-recurring costs associated with certain new products. Currency effects had a slightly favorable effect on gross margin.

Selling and administrative expenses, excluding currency effects increased 2.6% over the comparable period in 1998. This rate of increase was well below the rate of increase in sales volume for the quarter.


NET INCOME

For the first quarter of 1999, net income, as a percentage of sales, increased to 4.4% from 3.6% for the same period of 1998. Foreign currency gains decreased 56.9% from the prior year while interest expense remained relatively constant.

For the first quarter of 1999 and 1998, diluted earnings per share were $.42 and $.30, respectively.


FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the first quarter 1999 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 1998 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 1999 were translated at exchange rates in effect during 1998, sales would have been approximately $1,331,000 lower while third-party costs and expenses would have been approximately $1,170,000 lower.


                           FINANCIAL CONDITION

During the first quarter of 1999, net assets increased $1,192,000. This marginal increase is primarily due to earnings of $6,984,000 and an increase of $3,229,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was weaker against other currencies than at the prior year end, offset by net repurchases of Nordson stock totaling $5,073,000 and the payment of $4,008,000 in dividends.

Working capital, as of the end of the quarter, decreased $14,081,000 over the prior year-end. This change consisted primarily of increases in inventories and notes payable, offset by decreases in accounts receivable, accounts payable and other current liabilities. All changes include slight increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies. Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1998 and notes payable increased to fund a variety of cash needs. Other current liabilities decreased as a result of orders invoiced during the first quarter of 1999 for customer advance payments acquired during the fourth quarter of 1998 in addition to the payment of fiscal 1998 bonuses and other employee benefits. Inventories increased in anticipation of demand for Nordson products and accounts payable decreased due to the payment of additional purchases at year-end.

Cash and cash equivalents increased $4,358,000 during the first quarter of 1999. Cash used by operating activities was $23,044,000 and cash provided by net proceeds from notes payable was $24,478,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, dividends and business acquisitions. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

Intangible assets increased $11,908,000 mainly as a result of the cost of business acquisitions being in excess of the net assets acquired. Net property, plant and equipment increased $6,187,000 primarily due to the capitalization of costs associated with the implementation of an enterprise management system.


                                 OUTLOOK

Nordson faces a challenging environment in Europe and although it appears that the Asian situation has bottomed-out, it is difficult to predict the rate of recovery in this region. Therefore, operating efficiency improvements are critical, given this unsettled international economic picture. As evidenced by a 38 percent growth in first-quarter operating profits over the prior year, Nordson continues to progress toward the overall goal of improving its operating efficiency.


                          THE EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The Company has recognized the need to ensure that its operations will not be adversely impacted by the introduction of this new currency. Nordson has determined that its information systems are capable of processing transactions denominated in the euro. Nordson does not expect the euro conversion to have a material effect on the Company's financial condition and results of operations.

                           YEAR 2000 READINESS

Many computerized systems use only two digits, rather than four, to record the year in a date field. These systems may recognize the year 2000 as the year 1900 or some other date, causing systems to process incorrect data or simply shut down. Nordson is addressing this issue for its information systems, equipment (with embedded microprocessors), facilities, products, suppliers and vendors. Nordson's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation.

The assessment phase was completed as of the end of fiscal year 1998. The results of assessment indicated that most of the Company's significant information systems could be affected, including order-entry, manufacturing, distribution, invoicing and collection systems.

The assessment phase also revealed that equipment and facilities used in operations are at risk. Based on a review of its product lines, Nordson has determined that only a few of the products it has sold and will continue to sell will require remediation to be Year 2000 ready. Efforts and costs associated with the remediation of these products are immaterial and will be addressed on an individual basis prior to the end of 1999. The Company has also gathered information regarding the Year 2000 readiness status of its major suppliers and customers and continues to monitor their readiness.

Nordson has completed the remediation, testing and implementation phases of its Year 2000 readiness program for internal, mission-critical, information technology systems. Remediation of externally-purchased, payroll software is expected to be completed by April 1999. The completion date for testing and implementation of this software is anticipated for June 1999.

Remediation of Nordson's operating equipment has been completed for its telecommunications equipment and is 70 percent complete for other operating equipment, mainly internal, local-area computer networks and computer workstations. The Company expects that remaining operating equipment will be remediated by June 1999. The anticipated completion date for testing and implementation of remaining operating equipment is September 1999.

Nordson has made inquiries of its major suppliers as to the status of their Year 2000 readiness and has begun to conduct site visits of the largest ones. To date, Nordson is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital. However, the Company has no means of ensuring that third parties doing business with Nordson will be Year 2000 ready.

Nordson will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year
2000 readiness. The total cost of the Company's Year 2000 readiness program is estimated at $6.0 million and is being funded through operating cash flows.

Remaining readiness program costs are approximately $2.4 million of which $.8 million will be expensed, mainly for contracted labor costs, and the balance of $1.6 million capitalized for the purchases of Year 2000-ready personal computers and workstations.

Nordson believes that the steps referred to above will minimize its business risk related to the Year 2000. In the event that the Company makes no further progress on its Year 2000 readiness program, the Company would experience a minor lapse in customer service. The Company continues to maintain contingency plans for critical applications that include manual workarounds and staffing adjustments although Year 2000 readiness has been completed for all internal, mission-critical applications. For a listing of risks associated with the Year 2000, refer to the "Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995" disclosure which follows.


                             SAFE HARBOR STATEMENTS
                         UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

The statements in the paragraphs titled "Outlook" and "Year 2000" that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as "Nordson expects" or "Nordson believes" or words of similar import or by references to "risks") are "forward-looking statements" intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results include deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, and significant changes in local business conditions in geographic regions in which the Company conducts business.

In the case of Year 2000 issues, factors that could cause the Company's actual results to differ materially from the expected results are: the availability and retention of internal and external resources dedicated to the Company's Year 2000 readiness program, delayed or unsuccessful completion of planned activities of the Company, and delayed, unsuccessful or incompatible Year 2000 conversions by third parties of their products or systems on which the Company relies.

                        Part II - Other Information


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits - Exhibit 27 Financial Data Schedule

        (b) There were no reports on Form 8-K filed for the quarter ended January 31, 1999.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  March 16, 1999                        Nordson Corporation




                                             /s/ Nicholas D. Pellecchia
                                             --------------------------
                                             Vice President, Finance
                                             and Controller
                                            (Principal Financial Officer
                                             and Chief Accounting Officer)

                             NORDSON CORPORATION

                               EXHIBIT INDEX



                                                        Page Number


Exhibit 27      Financial Data Schedule                      16