Form 10-Q
period 1999-05-02
NORDSON CORP
filed 1999-06-11
CIK 72331

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     May 2, 1999
                                ---------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission file number     0-7977
                       -----------------

                            NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                   34-0590250
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                      44145
----------------------------------------        --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF APRIL 30, 1999: 16,543,906

                               NORDSON CORPORATION

                                      INDEX





         Part I - Financial Information                            Page Number
                                                                   -----------

                  Condensed Consolidated Statement of Income -
                   Thirteen and Twenty-Six Weeks ended May 2, 1999
                   and May 3, 1998                                        3

                  Condensed Consolidated Balance Sheet -
                   May 2, 1999 and November 1, 1998                       4

                  Condensed Consolidated Statement of Cash
                   Flows - Twenty-Six Weeks ended
                   May 2, 1999 and May 3, 1998                            5

                  Notes to Condensed Consolidated Financial
                   Statements                                             6

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8



         Part II - Other Information


                  Item 4, Submission of Matters to a Vote
                   of Security Holders                                   14

                  Item 6, Exhibits and Reports on Form 8-K               14

                  Signature                                              15

                  Exhibit Index                                          16

                         Part I - Financial Information

                               NORDSON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   ------------------------------------------
         (Dollars and shares in thousands except for per share amounts)

                                  Thirteen Weeks Ended                Twenty-Six Weeks Ended
                              May 2, 1999       May 3, 1998       May 2, 1999        May 3, 1998
                              -----------       -----------       -----------        -----------

Sales                          $ 174,766         $ 167,814         $ 331,819         $ 307,040

Cost of sales                     77,884            81,930           150,515           142,539

Selling &
  administrative
  expenses                        75,954            73,860           148,154           143,591

Asset impairment,
  retirement and
  severance costs                     --             9,718                --             9,718
                               ---------         ---------         ---------         ---------

Operating profit                  20,928             2,306            33,150            11,192

Other income (expense):
  Interest expense                (2,554)           (2,274)           (4,846)           (4,565)
  Interest and
    investment income                463               106               669               221
  Other - net                        897               689             1,342             1,584
                               ---------         ---------         ---------         ---------

Income before income
  taxes                           19,734               827            30,315             8,432

Income taxes                       6,710               281            10,307             2,867
                               ---------         ---------         ---------         ---------

Net income                     $  13,024         $     546         $  20,008         $   5,565
                               =========         =========         =========         =========


Common shares                     16,591            16,525            16,618            16,637

Common share
  equivalents                        298               124               227               132
                               ---------         ---------         ---------         ---------

Common shares and
  common share
  equivalents                     16,889            16,649            16,845            16,769
                               =========         =========         =========         =========

Earnings per share:
  Basic                        $     .79         $     .03         $    1.20         $     .33
                               =========         =========         =========         =========
  Diluted                      $     .77         $     .03         $    1.19         $     .33
                               =========         =========         =========         =========

Dividends per
  common share                 $     .24         $     .22         $     .48         $     .44
                               =========         =========         =========         =========

See accompanying notes.

                               NORDSON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                             (Dollars in thousands)

                                           May 2, 1999    November 1, 1998
                                           -----------    ----------------
ASSETS
------

Current assets:
    Cash and cash equivalents                $  17,123         $   6,820
    Marketable securities                           30                30
    Receivables                                155,728           165,286
    Inventories                                129,070           124,352
    Deferred income taxes                       28,113            24,336
    Prepaid expenses                             6,345             7,652
                                             ---------         ---------

        Total current assets                   336,409           328,476

Property, plant and equipment - net            111,632           101,183
Intangible assets - net                         98,655            84,345
Other assets                                    21,081            24,940
                                             ---------         ---------

                                             $ 567,777         $ 538,944
                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                            $ 119,203         $  93,851
    Accounts payable                            33,799            33,753
    Current portion of long-term debt              862               862
    Other current liabilities                   81,479            78,616
                                             ---------         ---------

        Total current liabilities              235,343           207,082

Long-term debt                                  68,173            70,444
Other liabilities                               52,568            46,643

Shareholders' equity:
    Common shares                               12,253            12,253
    Capital in excess of stated value           95,701            92,030
    Accumulated other comprehensive
        income (loss)                           (6,853)           (4,792)
    Retained earnings                          435,900           423,887
    Common shares in treasury, at cost        (325,067)         (308,368)
    Deferred stock-based compensation             (241)             (235)
                                             ---------         ---------

        Total shareholders' equity             211,693           214,775
                                             ---------         ---------

                                             $ 567,777         $ 538,944
                                             =========         =========

See accompanying notes.

                               NORDSON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                             (Dollars in thousands)



                                                   Twenty-Six Weeks Ended
                                               May 2, 1999       May 3, 1998
                                               -----------       -----------

Cash flows from operating activities:
         Net income                              $ 20,008         $  5,565
         Non-recurring charges                         --           15,670
         Changes in operating assets and
                  liabilities                       9,874           (8,965)
         Other - net                               17,482           13,218
                                                 --------         --------
                                                   47,364           25,488

Cash flows from investing activities:
         Additions to property, plant
                  and equipment                   (19,312)          (7,326)
         Acquisition of new businesses            (20,124)            (504)
         Proceeds from sale of marketable
                  securities                           --              170
                                                 --------         --------
                                                  (39,436)          (7,660)

Cash flows from financing activities:
         Net proceeds from notes payable           26,025           19,080
         Net payment of long-term debt               (569)          (3,417)
         Issuance of common shares                  4,918              308
         Purchase of treasury shares              (18,068)         (22,840)
         Dividends paid                            (7,995)          (7,339)
                                                 --------         --------
                                                    4,311          (14,208)


Effect of exchange rate changes on cash            (1,936)            (664)
                                                 --------         --------

Increase in cash                                   10,303            2,956

Cash and cash equivalents
         Beginning of fiscal year                   6,820            1,517
                                                 --------         --------

         End of period                           $ 17,123         $  4,473
                                                 ========         ========

See accompanying notes.

                               NORDSON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   May 2, 1999


1. BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended May 2, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 1, 1998.


2. USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.


3. INVENTORIES. Inventories consisted of the following (in thousands of dollars):

                                             May 2, 1999    November 1, 1998
                                             -----------    ----------------

                  Finished goods               $  32,435           $  40,411
                  Work-in-process                 32,908              24,914
                  Raw materials and
                    finished parts                63,727              59,027
                                                --------            --------

                                               $ 129,070           $ 124,352
                                               =========           =========


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

         The Financial Accounting Standards Board has issued the following statement which the Company has not yet adopted: Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
         133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is not required to implement this statement in the current fiscal year and upon its implementation, it is not expected to have a material effect on the financial statements.


5. COMPREHENSIVE INCOME. Comprehensive income for the thirteen and twenty-six weeks ended May 2, 1999 and May 3, 1998 is as follows:


                             Thirteen Weeks Ended       Twenty-Six Weeks Ended
                           May 2, 1999  May 3, 1998    May 2, 1999   May 3, 1998
                           -----------  -----------    -----------   -----------
         (in thousands)

         Net income         $ 13,024     $    546       $ 20,008     $  5,565

         Foreign currency
           translation
           adjustments        (5,290)        (617)        (2,061)      (3,130)
                            --------     --------       --------     --------

         Comprehensive
           income (loss)    $  7,734     $    (71)      $ 17,947     $  2,435
                            ========     ========       ========     ========


         Accumulated other comprehensive income (loss), consisting entirely of accumulated foreign currency translation adjustments as of May 2, 1999 and May 3, 1998 is as follows:

                                                        Twenty-Six Weeks Ended
                                                       May 2, 1999  May 3, 1998
                                                       -----------  -----------

         Beginning balance                              $ (4,792)    $   (977)

         Current-period change                            (2,061)      (3,130)
                                                        --------     --------

         Ending balance                                 $ (6,853)    $ (4,107)
                                                        ========     ========

6. ACQUISITIONS. Business acquisitions are accounted for as purchases, with the acquired assets and liabilities recorded at their fair value at the date of acquisition. The cost in excess of the net assets of the business acquired is included in intangible assets. In March, 1999, Nordson acquired a manufacturer of gas-plasma technology systems located in Concord, California. Assuming the acquisition had taken place at the beginning of fiscal 1998, pro forma results would not be materially different.


7. COMMON STOCK EQUIVALENTS. Common stock equivalents consist of incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation.



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


                              RESULTS OF OPERATIONS


SALES

Sales for the second quarter and the first half of 1999 increased 4% and 8%, respectively, over the comparable periods of 1998. Local volume gains and price increases accounted for increased sales of 3% for the quarter and 7% for the year-to-date, while the effects of favorable currency translations increased reported sales by 1% in both periods. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Performance in the second quarter of 1999 was driven by continued strong sales volume growth in North America, led by the Company's electronics systems business and contributions from recent acquisitions. Sales volume in North America increased 11% for the quarter and 18% for the year-to-date over the comparable periods of 1998.

The Company's Pacific South region, which covers the Pacific Rim, South Asia and Latin America, also contributed to sales growth for the second quarter. Volume in that region increased 22% and 24% for the second quarter and year-to-date, respectively, supported by particularly strong sales activity in Mexico and improved sales activity in China and Malaysia. However, an unfavorable currency environment in the region negatively impacted reported sales.

Offsetting growth in the North America and Pacific South regions were sales volume declines in Europe and Japan. In Europe, local sales volume was down 5% for the second quarter and 6% for the first six months of 1999, due to slow economic activity across the entire region. In Japan, sales volume declined 17% for the second quarter and 7% for the first half of 1999 as a result of the lingering effects of the sluggish Japanese economy. Favorable currency exchange rates in both Europe and Japan partially offset volume declines.

Worldwide volume gains were driven by strong sales of electronics and ultra-violet curing equipment, with a combined sales volume that increased 15% for the second quarter and 14% for the first half over last year. Sales of non-woven equipment increased 39% for the second quarter and 53% for the first half, primarily due to the addition of J&M Laboratories, Inc. to this line of business. On a year-to-date basis shipments of adhesive dispensing systems for packaging and product assembly remained relatively constant when compared to the prior year.

Sales to international customers for the first half of 1999 comprised approximately 56% of total sales, compared to 59% from the comparable period of 1998. Translating international sales at generally lower average exchange rates, as compared to the same periods of 1998, increased reported sales by $2,200,000 for the second quarter and $3,500,000 for the year-to-date.


OPERATING PROFIT

In the second quarter of 1998 the Company recorded a non-recurring pre-tax charge of $15.7 million, $6.0 million of which was included in cost of sales and the remainder recorded below selling and administrative expenses. Comparisons of 1999 to 1998 results noted below exclude the effect of this non-recurring charge.

Operating profit, as a percentage of sales, increased to 12.0% for the second quarter of 1999 from 10.7% for the comparable period of 1998. Year-to-date operating profit increased to 10.0% of sales for 1999 from 8.7% for the same period of 1998.

The gross margin rate increased for the second quarter from 54.7% in 1998 to 55.4% in 1999 and decreased for the first half of the year from 55.5% in 1998 to 54.6% in 1999. Influencing factors behind the higher gross margin in the second quarter of 1999 were favorable currency effects combined with the mix of products sold in both Europe and Japan.

Selling and administrative expenses for the second quarter and the first six months of 1999 increased 2.8% and 3.2%, respectively, over the comparable periods in 1998. The increases were the result of recent acquisitions, combined with the currency effect of a weaker dollar over the comparable period of 1998.

NET INCOME

Net income, as a percentage of sales, increased in the second quarter from 6.5% in 1998 to 7.5% in 1999 and increased in the first half of the year from 5.2% in 1998 to 6.0% in 1999, due to the factors discussed above.

For 1999 and 1998, diluted earnings per share were $.77 and $.65, respectively, for the second quarter and $1.19 and $.95, respectively, for the year-to-date.


FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the second quarter and the first half of 1999 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates during the comparable 1998 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the second quarter of 1999 were translated at exchange rates in effect during 1998, sales would have been approximately $2,200,000 lower while third-party costs and expenses would have been $800,000 lower. If transactions for year-to-date 1999 were translated at exchange rates in effect during 1998, sales would have been approximately $3,500,000 lower and third-party costs and expenses would have been $1,500,000 lower.


FINANCIAL CONDITION

During the first half of 1999, net assets decreased $3,082,000. This decrease is primarily attributable to net repurchases of Nordson stock amounting to $13,150,000, the payment of $7,995,000 in dividends, and a reduction of $2,061,000 from translating foreign net assets at the end of the second quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $20,008,000.

Working capital, as of the end of the second quarter of 1999, decreased $20,328,000 over the prior year-end. This change consisted primarily of increases in inventories and notes payable and decreases in accounts receivable. Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1998, inventories increased in anticipation of demand for Nordson products and notes payable increased from net borrowings to fund acquisitions and the implementation of an enterprise management system. All balances reflect the effects of translating amounts denominated in generally stronger foreign currencies into U.S. dollars.

Cash and cash equivalents increased $10,303,000 during the first half of 1999. Sources of cash included $47,364,000 from operations and $26,025,000 of net proceeds from notes payable. Uses for cash included repurchases of treasury shares, outlays for capital expenditures, the acquisition of two businesses and the payment of dividends. Available lines of credit continue to be more than adequate to meet cash requirements for operations over the next year.

Intangible assets increased $14,310,000 over the prior year end, mainly as a result of the cost of business acquisitions being in excess of the net assets acquired. Net property, plant and equipment increased $10,449,000 primarily due to the capitalization of costs associated with the implementation of an enterprise management system.


                                     OUTLOOK

Nordson's continued emphasis on improving business processes is clearly evidenced by a 23 percent growth in first-half operating profits over the prior year. Although significant progress has been made to date, Nordson remains focused on further sharpening operating efficiencies in the face of a challenging international business environment, particularly in Europe and Japan.

Nordson is currently in the process of implementing an enterprise management system. Management expects that this system will improve the Company's competitiveness in the future business environment by providing common streamlined processes which will produce more timely information on Nordson products, customers and market segments, reduce manufacturing times, lower purchasing costs and improve inventory turnover. The estimated date of completion for the implementation of this enterprise management system is anticipated for the second quarter of fiscal year 2000.


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

                         YEAR 2000 READINESS DISCLOSURE

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

Nordson has completed the remediation, testing and implementation phases of its Year 2000 readiness program for internal, mission-critical, information technology systems. Remediation of externally-purchased, payroll software was completed in April 1999. The completion date for testing and implementation of this software is anticipated for June 1999.

Remediation of Nordson's operating equipment has been completed for its telecommunications equipment and is 70 percent complete for other operating equipment, mainly the internal, local-area computer networks and computer workstations. The Company expects that remaining operating equipment will be remediated by June 1999. The anticipated completion date for testing and implementation of remaining operating equipment is October 1999.

Nordson has made inquiries of 95 percent of its major suppliers as to the status of their Year 2000 readiness and has begun to conduct site visits of the largest ones. To date, 33 percent of these suppliers indicated that they have no issues regarding Year 2000 readiness, 45 percent responded that they are in the process of completing their Year 2000 readiness program and 22 percent have not responded to the Company's inquiry. Nordson is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital. However, the Company has no means of ensuring that third parties doing business with Nordson will be Year 2000 ready.

Nordson will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 readiness. The total cost of the Company's Year 2000 readiness program is estimated at $6.0 million and is being funded through operating cash flows.

Remaining readiness program costs are approximately $2.0 million of which $.6 million will be expensed, mainly for contracted labor costs, and the balance of $1.4 million capitalized for the purchases of Year 2000-ready personal computers and workstations.

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


                             SAFE HARBOR STATEMENTS
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

The statements in the paragraphs titled "Outlook", "The Euro Conversion" and "Year 2000 Readiness Disclosure" that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as "Nordson expects" or "Nordson believes" or words of similar import or by references to "risks") are "forward-looking statements" intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results include deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, significant changes in local business conditions in geographic regions in which the Company conducts business, and unanticipated delays or higher than expected costs associated with the implementation of the Company's new enterprise management system.

In the case of Year 2000 readiness issues, factors that could cause the Company's actual results to differ materially from the expected results are: the availability and retention of internal and external resources dedicated to the Company's Year 2000 readiness program, delayed or unsuccessful completion of planned activities of the Company, and delayed, unsuccessful or incompatible Year 2000 conversions by third parties of their products or systems on which the Company relies.

                           Part II - Other Information





Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------


The Annual Meeting of Shareholders of Nordson Corporation was held on March 11, 1999 for the purpose of electing four directors.

All of management's nominees for directors, as listed in the proxy statement, were elected by the following votes:

        Dr. Glenn R. Brown:      For         15,177,133
                                 Withheld       152,615

        Dr. Anne O. Krueger:     For         15,176,882
                                 Withheld       152,866

        Eric T. Nord:            For         15,279,103
                                 Withheld        50,645

        Benedict P. Rosen:       For         15,167,497
                                 Withheld       162,251

In addition to the above directors, the following directors' terms of office continued after the meeting: Edward P. Campbell, William W. Colville, William D. Ginn, Stephen R. Hardis, William P. Madar, Evan W. Nord and William L. Robinson.





Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)   Exhibits - Exhibit 27 Financial Data Schedule

         (b) There were no reports on Form 8-K filed for the quarter ended May 2, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 11, 1999                        Nordson Corporation




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

                               NORDSON CORPORATION

                                  EXHIBIT INDEX



                                                                     Page Number
                                                                     -----------


Exhibit 27                 Financial Data Schedule                      17