Form 10-Q
period 1999-08-01
NORDSON CORP
filed 1999-09-14
CIK 72331

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   August 1, 1999
                                ----------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number    0-7977
                         --------

                               NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                      34-0590250
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


   28601 Clemens Road, Westlake, Ohio                       44145
----------------------------------------           ---------------------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:   (440) 892-1580
                                                           -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common shares without par value as of July 30, 1999: 16,464,278

                               NORDSON CORPORATION

                                      INDEX




Part I - Financial Information                              Page Number
                                                            -----------

         Item 1. Financial Statements (Unaudited)

                 Condensed Consolidated Statement of Income -
                 Thirteen and Thirty-Nine Weeks ended
                 August 1, 1999 and August 2, 1998                   3

                 Condensed Consolidated Balance Sheet -
                 August 1, 1999 and November 1, 1998                 4

                 Condensed Consolidated Statement of Cash
                 Flows - Thirty-Nine Weeks ended
                 August 1, 1999 and August 2, 1998                   5

                 Notes to Condensed Consolidated Financial
                 Statements                                          6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       8


         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                  14


Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K                   14

                 Signature                                          15

                 Exhibit Index                                      16

                         Part I - Financial Information

                               NORDSON CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
             ------------------------------------------------------
         (Dollars and shares in thousands except for per share amounts)

                       Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                   Aug. 1, 1999    Aug. 2, 1998    Aug. 1, 1999    Aug. 2, 1998
                   ------------    ------------    ------------    ------------

Sales                $174,411        $167,171        $506,230        $474,211

Cost of sales          78,652          73,241         229,167         215,780

Selling &
  administrative
  expenses             74,450          71,397         222,604         214,988

Asset impairment,
  retirement and
  severance costs          --              --              --           9,718
                      -------        --------        --------        --------

Operating profit       21,309          22,533          54,459          33,725

Other income (expense):
  Interest expense     (2,505)         (2,505)         (7,351)         (7,070)
  Interest and
    investment income     736             199           1,405             420
  Other - net             366             644           1,708           2,228
                     --------        --------        --------        --------

Income before income
  taxes                19,906          20,871          50,221          29,303

Income taxes            6,517           7,096          16,824           9,963
                     --------        --------        --------        --------

Net income           $ 13,389        $ 13,775        $ 33,397        $ 19,340
                     ========        ========        ========        ========

Common shares          16,490          16,358          16,571          16,544
Common share
  equivalents             300             107             251             124
                     --------        --------        --------        --------

Common shares and
  common share
  equivalents          16,790          16,465          16,822          16,668
                     ========        ========       =========        ========

Earnings per share:
  Basic              $    .81        $    .84        $   2.02        $   1.17
                     ========        ========        ========        ========
  Diluted            $    .80        $    .84        $   1.99        $   1.16
                     ========        ========        ========        ========

Dividends per
  common share       $    .24        $    .22        $    .72        $    .66
                     ========        ========        ========        ========

See accompanying notes.

                               NORDSON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                             (Dollars in thousands)

                                      AUGUST 1, 1999      NOVEMBER 1, 1998
                                      --------------      ----------------
                                       (Unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents               $ 19,398              $  6,820
    Marketable securities                         30                    30
    Receivables                              154,811               165,286
    Inventories                              132,854               124,352
    Deferred income taxes                     28,086                24,336
    Prepaid expenses                           5,751                 7,652
                                            --------              --------

        Total current assets                 340,930               328,476

Property, plant and equipment - net          116,081               101,183
Intangible assets - net                      102,040                84,345
Other assets                                  18,926                24,940
                                            --------              --------

                                            $577,977              $538,944
                                            ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Notes payable                           $136,417              $ 93,851
    Accounts payable                          30,111                33,753
    Current portion of long-term debt            862                   862
    Other current liabilities                 75,151                78,616
                                            --------              --------

        Total current liabilities            242,541               207,082

Long-term debt                                72,849                70,444
Other liabilities                             49,531                46,643

Shareholders' equity:
    Common shares                             12,253                12,253
    Capital in excess of stated value         96,173                92,030
    Accumulated other comprehensive
        income (loss)                        (10,301)               (4,792)
    Retained earnings                        445,328               423,887
    Common shares in treasury, at cost      (330,186)             (308,368)
    Deferred stock-based compensation           (211)                 (235)
                                            --------              --------

        Total shareholders' equity           213,056               214,775
                                            --------              --------

                                            $577,977              $538,944
                                            ========              ========

See accompanying notes.

                               NORDSON CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
           ----------------------------------------------------------
                             (Dollars in thousands)




                                              Thirty-Nine Weeks Ended
                                            August 1,          August 2,
                                              1999               1998
                                            ---------          ---------

Cash flows from operating activities:
         Net income                           $ 33,397          $ 19,340
         Non-recurring charges                      --            15,670
         Changes in operating assets and
            liabilities                         (3,670)           (9,470)
         Other - net                            27,822            21,696
                                              --------          --------
                                                57,549            47,236

Cash flows from investing activities:
         Additions to property, plant
                  and equipment                (29,211)          (10,029)
         Proceeds from sale of property,
                  plant, and equipment              50                47
         Acquisition of new businesses         (24,921)             (504)
         Proceeds from sale of marketable
                  securities                        --               170
                                              --------          --------
                                               (54,082)          (10,316)

Cash flows from financing activities:
         Net proceeds from notes payable        41,963            13,252
         Net payment of long-term debt            (633)           (5,529)
         Issuance of common shares               5,762               582
         Purchase of treasury shares           (23,584)          (26,927)
         Dividends paid                        (11,955)          (10,940)
                                              --------          --------
                                                11,553           (29,562)


Effect of exchange rate changes on cash         (2,442)             (938)
                                              --------          --------

Increase in cash                                12,578             6,420

Cash and cash equivalents
         Beginning of fiscal year                6,820             1,517
                                              --------          --------

         End of period                        $ 19,398          $  7,937
                                              ========          ========

See accompanying notes.

                               NORDSON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 August 1, 1999


1. Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended August 1, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended November 1, 1998.


2. Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.


3. Inventories. Inventories consisted of the following (in thousands of dollars):

                                           August 1, 1999       November 1, 1998
                                           --------------       ----------------

                  Finished goods             $  43,082              $  49,833
                  Work-in-process               34,449                 24,914
                  Raw materials and
                    finished parts              55,323                 49,605
                                              --------               --------

                                             $ 132,854              $ 124,352
                                             =========              =========


4. Accounting changes. In the first quarter of 1999, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). Comprehensive income includes net income plus other comprehensive income. For the Company, the difference between net income and comprehensive income is foreign currency translation adjustments recorded in shareholders' equity.

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

         The Financial Accounting Standards Board has issued the following statement which the Company has not yet adopted: Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
         133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is not required to implement this statement until fiscal year 2001, and upon its implementation, it is not expected to have a material effect on the financial statements.

5. Comprehensive income. Comprehensive income for the thirteen and thirty-nine weeks ended August 1, 1999 and August 2, 1998 is as follows:

                                                 Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                August 1,    August 2,      August 1,     August 2,
                                                  1999         1998           1999          1998
                                                  ----         ----           ----          ----
         (in thousands)

         Net income                              $ 13,389    $  13,775       $ 33,397     $ 19,340

         Foreign currency
           translation
           adjustments                             (3,448)      (1,833)        (5,509)      (4,963)
                                                 --------    ---------       --------     --------

         Comprehensive
           income (loss)                         $  9,941    $  11,942       $ 27,888     $ 14,377
                                                 ========    =========       ========     ========


         Accumulated other comprehensive income (loss), consisting entirely of accumulated foreign currency translation adjustments as of August 1, 1999 and August 2, 1998 is as follows:


                                                      Thirty-Nine Weeks Ended
                                                   August 1, 1999   August 2, 1998
                                                   --------------   --------------

         Beginning balance                            $ (4,792)       $  (977)

         Current-period change                          (5,509)        (4,963)
                                                      --------        -------

         Ending balance                               $(10,301)       $(5,940)
                                                      ========        =======

6. Acquisitions. Business acquisitions are accounted for as purchases, with the acquired assets and liabilities recorded at their fair value at the date of acquisition. The cost in excess of the net assets of the business acquired is included in intangible assets. In July, 1999, Nordson acquired a manufacturer of cold adhesive application equipment and verification systems located in Fairfield, New Jersey. Assuming the acquisition had taken place at the beginning of fiscal 1998, pro forma results would not be materially different.

7. Common stock equivalents. Common stock equivalents consist of incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors affecting the Company's financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.


                              RESULTS OF OPERATIONS

SALES

Sales for the third quarter and the first nine months of 1999 increased 4% and 7%, respectively, over the comparable periods of 1998. Local volume gains and price increases accounted for increased sales of 5% for the quarter and 6% for the year-to-date period, while the effects of currency translations decreased reported sales in the third quarter and increased reported sales on a year-to-date basis. Price increases averaging 2% were implemented on orders taken after the beginning of the year on standardized small systems and parts.

Performance in the third quarter of 1999 was driven by continued strong sales volume growth in North America, led by the Company's powder coating, liquid finishing and automotive businesses, and by contributions from recent acquisitions. Sales volume in North America increased 9% for the quarter and 15% for the year-to-date period over the comparable periods of 1998.

In Europe, local sales volume was up 5% for the quarter, but down 2% for the year-to-date period. The increase for the quarter was traced primarily to sales growth in the Company's electronics business. The nonwovens and product assembly businesses also grew, but the increases were partially offset by declines in the packaging business.

In the Company's Pacific South region, which covers the Pacific Rim, South Asia and Latin America, third quarter sales volume was down slightly from 1998, but still up 14% for the year-to-date period. In this region, a revenue increase in the packaging business in the third quarter was offset by lower revenue in the powder coating business.

In Japan, sales volume declined 9% for the third quarter and 7% for the first nine months of 1999 as a result of the lingering effects of the sluggish Japanese economy. Favorable currency exchange rates more than offset the volume declines.

Worldwide volume gains were driven by strong sales of electronics, powder coating, automotive, and liquid finishing, which had a combined sales volume that increased 14% for the third quarter and 7% for the year-to-date period over last year. Sales of non-woven equipment increased 28% for the third quarter and 44% year-to-date, primarily due to the addition of J&M Laboratories, Inc. to this line of business. Shipments of adhesive dispensing systems for packaging and product assembly were down slightly when compared to the prior year.

Year-to-date sales to international customers in 1999 comprised approximately 56% of total sales, compared to 59% from the comparable period of 1998. Translating international sales at generally lower average exchange rates, as compared to the same periods of 1998, increased reported sales by $3,000,000 year-to-date. Currency rate differences in the third quarter of 1999 compared to 1998 had little impact on reported sales.


OPERATING PROFIT

In the second quarter of 1998 the Company recorded a non-recurring pre-tax charge of $15.7 million, $6.0 million of which was included in cost of sales and the remainder recorded below selling and administrative expenses. Year-to-date comparisons of 1999 to 1998 results noted below exclude the effect of this non-recurring charge.

Operating profit, as a percentage of sales, decreased to 12.2% for the third quarter of 1999 from 13.5% for the comparable period of 1998. Year-to-date operating profit increased to 10.8% of sales for 1999 from 10.4% for the same period of 1998.

The gross margin rate decreased for the third quarter from 56.2% in 1998 to 54.9% in 1999. The mix of products sold was the primary factor behind the decrease. Gross margin for the first three quarters increased from 54.5% in 1998 to 54.7% in 1999.

Selling and administrative expenses for the third quarter and year-to-date increased 4.3% and 3.5%, respectively, over the comparable periods in 1998. The increases were the result of recent acquisitions, combined with the currency effect of a weaker dollar in the year-to-date period of 1998.

NET INCOME

Net income, as a percentage of sales, decreased in the third quarter from 8.2% in 1998 to 7.7% in 1999 and increased on a year-to-date basis from 6.3% in 1998 to 6.6% in 1999, due to the factors discussed above.

For 1999 and 1998, diluted earnings per share were $.80 and $.84, respectively, for the third quarter and $1.99 and $1.78, respectively, year-to-date.


FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the first three quarters of 1999 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates during the comparable 1998 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the first three quarters of 1999 were translated at exchange rates in effect during 1998, sales would have been approximately $3,000,000 lower while third-party costs and expenses would have been $2,000,000 lower. Currency changes between the third quarter of 1999 and 1998 did not result in significantly different results.


FINANCIAL CONDITION

During the first three quarters of 1999, net assets decreased $1,719,000. This decrease is primarily attributable to net repurchases of Nordson stock amounting to $17,822,000, the payment of $11,955,000 in dividends, and a reduction of $5,509,000 from translating foreign net assets at the end of the third quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end, offset by earnings of $33,397,000.

Working capital, as of the end of the third quarter of 1999, decreased $23,005,000 over the prior year-end. This change consisted primarily of increases in cash, inventories and notes payable and decreases in accounts receivable. Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1998, inventories increased in anticipation of demand for Nordson products and notes payable increased from net borrowings to fund acquisitions and the implementation of an enterprise management system. All balances reflect the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars.

Cash and cash equivalents increased $12,578,000 during the first nine months of 1999. Sources of cash included $57,549,000 from operations and $41,963,000 of net proceeds from notes payable. Uses for cash included repurchases of treasury shares, outlays for capital expenditures, the acquisition of three businesses and the payment of dividends. Available lines of credit continue to be more than adequate to meet cash requirements for operations over the next year.

Intangible assets increased $17,695,000 over the prior year end, mainly as a result of the cost of business acquisitions being in excess of the net assets acquired. Net property, plant and equipment increased $14,898,000 primarily due to the capitalization of costs associated with the implementation of an enterprise management system. Other assets decreased $6,014,000, primarily due to lower deferred income taxes.


                                     OUTLOOK

Nordson's continued emphasis on improving business processes is clearly evidenced by a 10 percent growth in operating profits for the first three quarters of 1999 over the prior year. Although significant progress has been made to date, Nordson remains focused on further sharpening operating efficiencies in the face of a challenging international business environment, particularly in Europe and Japan.

Nordson is currently in the process of implementing an enterprise management system. Management expects that this system will improve the Company's competitiveness in the future business environment by providing common streamlined processes which will produce more timely information on Nordson products, customers and market segments, reduce manufacturing times, lower purchasing costs and improve inventory turnover. The estimated date of completion for the implementation of this enterprise management system is the second quarter of fiscal year 2000.


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

Nordson has completed the remediation, testing and implementation phases of its Year 2000 readiness program for internal, mission-critical, information technology systems. Remediation and testing of externally-purchased, payroll software is complete.

Remediation and testing of Nordson's telecommunications equipment is complete, and for other operating equipment, mainly the internal, local-area computer networks and computer workstations, remediation was completed in July 1999. The anticipated completion date for testing and implementation of remaining operating equipment is October 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company's financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 29,1999. The information disclosed has not changed materially in the interim period since November 1, 1998.





                           Part II - Other Information




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits - Exhibit 27 Financial Data Schedule

         (b) There were no reports on Form 8-K filed for the quarter ended August 1, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 1999                        Nordson Corporation




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