Form 10-K405
period 1999-10-31
NORDSON CORP
filed 2000-01-28
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934
 for the fiscal year ended   October 31, 1999
                           ------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 for the transition period from __________ to ____________

Commission file number   0-7977
                       ---------

                              NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                       34-0590250
------------------------               ------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio          44145         (440) 892-1580
---------------------------------------- ----------     ------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $621,837,000 as of December 31, 1999
------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
16,325,784 Common Shares as of December 31, 1999
------------------------------------------------


Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

            Portions of the 1999 Annual Report - Parts I, II and IV
            -------------------------------------------------------
     Portions of the Proxy Statement for the 2000 Annual Meeting - Part III
     ----------------------------------------------------------------------

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

                         GENERAL DEVELOPMENT OF BUSINESS
                         -------------------------------


General Description of Business
-------------------------------

         Founded in 1954, Nordson Corporation (the Company) designs, manufactures and markets automated systems that apply adhesives, sealants and coatings to a broad range of consumer and industrial products during manufacturing operations, helping customers meet quality, productivity and environmental targets. The Company also manufactures technology-based systems for curing and surface treatment processes.

         Nordson products are used in a diverse range of end markets including: food and beverage, pharmaceuticals, electronic components, appliances, disposable nonwoven products, telecommunications, home and office furniture and automotive assembly.

         The Company's consistent growth is based on a customer-driven strategy that is global in scope. Headquartered in Westlake, Ohio, Nordson markets its products through a network of direct operations in 32 countries throughout North America, Europe, Japan, Asia, Latin America and Australia. Consistent with this strategy, more than 50 percent of the Company's revenues are generated outside the United States.

         Nordson has more than 4,000 employees worldwide and has principal manufacturing facilities in Ohio, Georgia, Alabama, California, Connecticut, New Jersey, Florida, Germany, The Netherlands, and the United Kingdom.

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

                 FINANCIAL INFORMATION ABOUT OPERATING SEGMENT,
                 ----------------------------------------------
                FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
                -------------------------------------------------

         In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", Nordson has reported information about the Company's four geographic operating segments. This information is contained in Note 16 (pages 39-40) of the 1999 Annual Report, incorporated herein by reference thereto.

                        NARRATIVE DESCRIPTION OF BUSINESS
                        ---------------------------------

Principal Products and Uses
---------------------------

         Nordson offers a full range of equipment that moves and dispenses liquid and powder coatings, adhesives and sealants and many high-performance compounds. Nordson also produces technology-based systems for curing and surface treatment processes. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

         A summary of the Company's various products and examples of their uses are as follows:

Adhesive Dispensing and Nonwoven Fiber Systems
----------------------------------------------

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

                  Automotive - Adhesive and sealant dispensing systems for bonding and sealing window glass, body panels and structural components used in automobiles.


Coating and Finishing Systems
-----------------------------

                  Powder Coating - Electrostatic spray systems for applying powder paints and coatings to plastic, metal and wood products.

                  Liquid Finishing - Automated and manual spray systems for applying liquid paints and coatings to plastic, metal and wood products.

                  Container - Automated systems for dispensing and curing liquid and powder coatings that are used in the manufacturing of metal, plastic and other containers.

Advanced Technology Systems
---------------------------

                  Electronics - Automated dispensing equipment for applying a broad range of fluids including adhesives, epoxies and soldering pastes to assemble semiconductor packages and printed circuit board assemblies. Automated systems for applying protective conformal coatings, solder fluxes and adhesive materials to printed circuit boards and electronic assemblies.

                  UV Curing - Ultraviolet and infrared automated drying and curing systems for graphic arts, finishing and product assembly operations.

                  Gas Plasma Treatment - Automated systems that use gas plasma technology to modify surfaces and clean components during manufacturing processes in the medical, electronics and printed circuit board industries.

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


Manufacturing and Raw Materials
-------------------------------

         Nordson's production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, and Elyria, Ohio; Norcross and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, Concord and Monterey, California; Branford, Connecticut; St. Petersburg, Florida; Fairfield and Phillipsburg, New Jersey; Luneburg, Germany; Maastricht, The Netherlands; and Slough, U.K.

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

Customers
---------

         The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 1999, no single customer accounted for 5 percent or more of sales.

Backlog
-------

         The Company's backlog of orders decreased to $60.2 million at October 31, 1999 from $79.3 million at November 1, 1998. All orders in the November 1999 backlog are expected to be shipped to customers in fiscal 2000.

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

Research and Development
------------------------

         Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $29,672,000 in fiscal 1999, compared with approximately $42,640,000 in fiscal 1998 and $29,812,000 in fiscal 1997. The 1998 amount includes $14,300,000 of acquired research and development. As a percentage of sales, excluding acquired research and development costs, these investments ranged between 4 to 5 percent in fiscal 1999, 1998 and 1997.

Environmental Compliance
------------------------

         Compliance with federal, state and local environmental protection laws during fiscal 1999 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 2000.

Employees
---------

         As of October 31, 1999, Nordson had 4,154 employees, including all full-time and part-time employees.

Item 2.  Properties.
-------  -----------

                  The following table summarizes the principal properties of the Company.

                                     Description                                            Approximate
Location                             of Property                                            Square Feet
--------                             -----------                                            -----------

Amherst, Ohio                        A manufacturing, laboratory                               585,000
                                     and office complex located
                                     on 52 acres of land

Norcross, Georgia                    A manufacturing, laboratory                               150,000
                                     and office building located
                                     on 10 acres of land


Duluth, Georgia                      An office and laboratory                                  108,000
                                     building (leased)

Carlsbad,                            Two manufacturing and office                               88,000
California                           buildings (leased)

Dawsonville,                         A manufacturing, laboratory                                80,000
Georgia                              and office building (leased)


Westlake, Ohio                       An office and laboratory                                   68,000
                                     building located on 25 acres
                                     of land

Branford,                            A manufacturing and office                                 47,000
Connecticut                          building (leased)

Monterey,                            A manufacturing, laboratory                                63,000
California                           and office building (leased)

Concord,                             A manufacturing and office                                 28,000
California                           building (leased)

Talladega,                           A manufacturing and office                                 27,000
Alabama                              building (leased)

St. Petersburg,                      A manufacturing and office                                 26,000
Florida                              building (leased)

Elyria, Ohio                         A manufacturing and warehouse                              19,000
                                     building

Luneburg,                            A manufacturing, laboratory                               130,000
Germany                              and office complex

Erkrath,                             An office, laboratory and                                  63,000
Germany                              warehouse (leased)

                                     Description                                              Approximate
Location                             of Property                                              Square Feet
--------                             -----------                                              -----------

Maastricht, The                      A manufacturing, warehouse                                 59,000
Netherlands                          and office building (leased)

St. Thibault Des                     An office building (leased)                                45,000
Vignes, France

Tokyo, Japan                         An office, laboratory and                                  42,000
                                     warehouse (leased)

Milano, Italy                        An office, laboratory and                                  41,000
                                     warehouse (leased)

Stockport, U.K.                      An office, laboratory and                                  31,000
                                     warehouse (leased)

Slough, U.K.                         A manufacturing and office                                 25,000
                                     building (leased)

Albertslund,                         An office and warehouse                                    18,000
Denmark                              building

Bangalore,                           An office and warehouse                                    16,000
India                                building

Xirivella,                           An office and warehouse                                    16,000
Spain                                building

Stenungsund,                         A manufacturing and office                                 15,000
Sweden                               building

                Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

                For a description of operating segments which correspond to the geographic location of the properties listed above, refer to Note 16 of Notes to Consolidated Financial Statements on page 39 of the 1999 Annual Report, incorporated herein by reference thereto.

                Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date.

                In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 8 of Notes to Consolidated Financial Statements on page 34 of the 1999 Annual Report, incorporated herein by reference thereto.

Item 3.  Legal Proceedings.
-------  -----------------

                The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

                None.

Executive Officers of the Company.
----------------------------------

        The executive officers of the Company as of December 31, 1999 were as follows:

                          Served        Position or Office With
                            As          The Company and Business
                          Officer      Experience During the Past
         Name              Since          Five (5) Year Period
----------------------    ------       --------------------------

Edward P. Campbell         1988         President and Chief Executive
Age 50                                     Officer, 1997.
                                        President and Chief Operating
                                           Officer, 1996.
                                        Executive Vice President and Chief
                                           Operating Officer, 1994.
                                        Vice President, 1988.

Donald J. McLane           1986         Senior Vice President, 1999.
Age 56                                     Vice President, 1986.

Drexel R. Bunch            1986         Vice President, Manufacturing, 1986.
Age 55

Raymond L. Cushing         1995         Treasurer, 1995.
Age 45                                     Assistant Treasurer, 1990.

Robert A. Dunn, Jr.        1997         Vice President, 1997.
Age 52                                     General Manager-Automotive Systems,
                                           1987.

Bruce H. Fields            1992         Vice President, Human Resources, 1992.
Age 48

Mark G. Gacka              1998         Vice President, 1998.
Age 45                                  Vice President, Container Systems Group/
                                           General Manager, Electronics Business
                                           Group, 1992.

William D. Ginn            1966         Secretary, 1966.
Age 76

Michael Groos              1995         Vice President, 1995.
Age 48                                     General Manager, Central Region,
                                           European Division, 1990.

Dr. Richard G. Klein       1986         Vice President, Corporate Research
Age 57                                     & Technology, 1986.

Nicholas D. Pellecchia     1986         Vice President, Finance and
Age 54                                     Controller, 1986.

                                     PART II
                                     -------


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters.
-------  -----------------------------------------------------------------------

Market Information and Dividends.
---------------------------------

                The Company's common shares are listed on The Nasdaq Stock Market's National Market. The information appearing under the captions "Dividend Information and Price Range Per Common Shares" and "Stock Listing Information" on page 46 of the 1999 Annual Report is incorporated herein by reference thereto.

Holders.
--------

                The approximate number of holders of record of each class of equity securities of the Company as of December 31, 1999 was as follows:

                                                            Number of
                   Title of Class                         Record Holders
                   --------------                         --------------

                Common shares with no                          2,675
                  par value


Item 6.  Selected Financial Data.
-------  ------------------------

                The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 42 and 43 of the 1999 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

                The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 20 through 24 of the 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------- -----------------------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 20 through 24 of the 1999 Annual Report and Note 11 on page 36 of the 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

                The information required by this item appears on pages 25 through 41 of the 1999 Annual Report, incorporated herein by reference thereto.

Item 9.  Changes In and Disagreements With Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

                None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Company.
--------  ------------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 2 through 5 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2000.

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


Item 11.  Executive Compensation.
--------  -----------------------

                The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on page 7, and information pertaining to compensation of officers located on pages 11 through 24 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2000.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 8 through 10 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2000.


Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

                The Company incorporates herein by reference the information appearing under the caption "Agreements with Officers and Directors" on pages 26 through 28 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2000.

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



                                              NORDSON CORPORATION




Date:  January 28, 2000                 By: /s/ Nicholas D. Pellecchia
                                            -------------------------------
                                              Nicholas D. Pellecchia
                                              Vice President, Finance
                                                and Controller

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William P. Madar                                         January 28, 2000
----------------------------
William P. Madar
Director and Chairman of the Board


/s/ Edward P. Campbell                                       January 28, 2000
---------------------------
Edward P. Campbell
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Nicholas D. Pellecchia                                   January 28, 2000
----------------------------
Nicholas D. Pellecchia
Vice President,Finance and Controller
(Principal Accounting Officer and
  Principal Financial Officer)


/s/ William D. Ginn                                          January 28, 2000
----------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                       January 28, 2000
----------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                      January 28, 2000
----------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                        January 28, 2000
----------------------------
Stephen R. Hardis
Director


/s/ Dr. Anne O. Krueger                                      January 28, 2000
----------------------------
Dr. Anne O. Krueger
Director


/s/ Eric T. Nord                                             January 28, 2000
----------------------------
Eric T. Nord
Director

/s/ Evan W. Nord                                             January 28, 2000
----------------------------
Evan W. Nord
Director


/s/ William L. Robinson                                      January 28, 2000
----------------------------
William L. Robinson
Director

/s/ Benedict P. Rosen                                        January 28, 2000
----------------------------
Benedict P. Rosen
Director

                               NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                          INDEX TO FINANCIAL STATEMENTS


                                INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED OCTOBER 31, 1999

                               NORDSON CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                 (Item 14(a)(1))




                                                      Page Reference
                                                      --------------



Data incorporated by reference from
  the 1999 Annual Report:
    Consolidated statement of income for
      the years ended October 31, 1999,
      November 1, 1998 and November 2, 1997                 25
    Consolidated balance sheet as of
      October 31, 1999 and November 1, 1998                 26
    Consolidated statement of cash flows
      for the years ended October 31, 1999,
      November 1, 1998 and November 2, 1997                 27
    Consolidated statement of shareholders'
      equity for the years ended October 31,
      1999, November 1, 1998 and November 2,
      1997                                                  28
    Notes to consolidated financial statements           29-41
    Report of independent auditors                          41



                The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 1999 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 1999 Annual Report is not to be deemed filed as part of this report.

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

(3)                      Articles of Incorporation and By-Laws

3-a                          1989 Amended Articles of Incorporation

3-b                          1998 Amended Regulations
                                (incorporated herein by reference to Exhibit
                                3-b to Registrant's Annual Report on Form 10-K for the year ended November 1, 1998)

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

10-a                         Nordson Corporation 1995 Management Incentive
                                Compensation Plan as Amended (incorporated herein by reference to Exhibit 10-a to Registrant's Annual Report on Form 10-K for the year ended November 2, 1997)*

10-a-1                       Nordson Corporation 1995 Management Incentive
                                Compensation Plan - Exhibit 1 for 1998 Plan Year (incorporated herein by reference to Exhibit 10-a-1 to Registrant's Annual Report on Form 10-K for the year ended November 2, 1997)*

10-b                         1979 Employees Stock Option Plan of the Registrant,
                                as amended October 27, 1980*

10-b-1                       Amendment to 1979 Employees Stock Option Plan of
                                the Registrant, adopted April 20, 1982*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

10-b-2                       Amendments to 1979 Employee Stock Option Plan of
                                the Registrant, adopted October 27, 1988
                                (incorporated herein by reference to Exhibit
                                10-b-2 to Registrant's Annual Report on Form
                                10-K for the year ended November 1, 1998)*

10-c                         1982 Incentive Stock Option Plan of the
                                Registrant, as adopted January 18, 1982*

10-c-1                       Amendment to 1982 Incentive Stock Option Plan
                                of the Registrant, adopted April 20, 1982*

10-c-2                       Amendments to the 1982 Incentive Stock Option
                                Plan of the Registrant, adopted January 30, 1987 (incorporated herein by reference to Exhibit 10-c-2 to Registrant's Annual Report on Form 10-K for the year ended November 2, 1997)*

10-c-3                       Amendment to 1982 Incentive Stock Option Plan of
                                the Registrant, adopted October 27, 1988
                                (incorporated herein by reference to Exhibit
                                10-c-3 to Registrant's Annual Report on Form
                                10-K for the year ended November 1, 1998)*

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

10-h                         Restated Nordson Corporation Excess Defined
                                Contribution Retirement Plan (incorporated herein by Reference to Exhibit 10-h to Registrant's Annual Report Form 10-K for the year ended November 2, 1997)*

10-h-1                       First Amendment to Nordson Corporation Excess
                                Defined Contribution Retirement Plan
                                (incorporated herein by reference to Exhibit
                                10-h-1 to Registrant's Annual Report on Form
                                10-K for the year ended October 29, 1995)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

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

10-k                         Employment Agreement between the Registrant and
                                Edward P. Campbell (incorporated herein by reference to Exhibit 10-k to Registrant's Annual Report on Form 10-K for the year ended November 1, 1998)*

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

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------

10-p                         Consulting Agreement between the Registrant and
                                William P. Madar (incorporated herein by reference to Exhibit 10-p to Registrant's Annual Report on Form 10-K for the year ended November 2, 1997)

10-q                         Nordson Corporation Assurance Trust Agreement
                                (incorporated herein by reference to Exhibit
                                10-q to Registrant's Annual Report on Form 10-K for the year ended November 1, 1998)

10-q-1                       Employment Agreement (Change in Control) between
                                the Registrant and Edward P. Campbell
                                (incorporated herein by reference to Exhibit
                                10-q-1 to Registrant's Annual Report on Form
                                10-K for the year ended November 1, 1998)*

10-q-2                       Form of Employment Agreement (Change in Control)
                                between the Registrant and Officers - excluding Edward P. Campbell - (incorporated herein by reference to Exhibit 10-q-2 to Registrant's Annual Report on Form 10-K for the year ended November 1, 1998)*

10-r                         Separation Agreement between the Registrant and
                                Christian C. Bernadotte*

10-s                         Separation Agreement between the Registrant and
                                John E. Jackson*

10-t                         Separation Agreement between the Registrant and
                                Thomas L. Moorhead*

(13)                         Selected portions of the 1999 Annual Report

13-a                         Management's Discussion and Analysis (pages 20
                                through 24 of the 1999 Annual Report)

13-b                         Consolidated Statement of Income (page 25
                                of the 1999 Annual Report)

13-c                         Consolidated Balance Sheet (page 26 of the
                                1999 Annual Report)

13-d                         Consolidated Statement of Cash Flows (page 27
                                of the 1999 Annual Report)

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))
Exhibit
Number                   Description
------                   -----------

13-e                         Consolidated Statement of Shareholders'
                                Equity (page 28 of the 1999 Annual Report)

13-f                         Notes to Consolidated Financial Statements
                                (pages 29 through 41 of the 1999 Annual Report)

13-g                         Report of Independent Auditors (page 41 of
                                the 1999 Annual Report)

13-h                         Eleven-Year Summary (pages 42 and 43 of the
                                1999 Annual Report)

13-i                         Shareholder Information (page 46 of the 1999
                                Annual Report)

(21)                         Subsidiaries of the Registrant

(23)                         Consent of Independent Auditors

(27)                         Financial Data Schedules

27-a                            Period Ending October 31, 1999

27-b                            Period Ending November 1, 1998

27-c                            Period Ending November 2, 1997

(99)                         Additional Exhibits

99-a                         Form S-8 Undertakings (Nos. 33-32201, 2-82915,
                                33-18279, 33-20451, 33-20452, 33-18309 and
                                33-33481)

99-b                         Form S-8 Undertakings (No. 2-66776)

99-c Annual Report on Form 11-K of the Nordson Employees' Savings Trust Plan for its fiscal year ended December 31, 1999

99-d Annual Report on Form 11-K of the Nordson Hourly-Rated Employees' Savings Trust Plan for its fiscal year ended December 31, 1999




                         *Indicates management contract or compensatory plan,
                          contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.