Form 10-Q
period 2000-01-30
NORDSON CORP
filed 2000-03-14
CIK 72331

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended	January 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-7977

NORDSON CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0590250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio	44145

(Address of principal executive offices)	(Zip Code)

      Registrant’s telephone number, including area code: (440) 892-1580

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: COMMON SHARES WITHOUT PAR VALUE AS OF JANUARY 30, 2000: 16,307,165

NORDSON CORPORATION

INDEX

		Page
		Number

Part I -Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statement of Income - Thirteen Weeks ended January 30, 2000 and January 31, 1999	3

	Condensed Consolidated Balance Sheet - January 30, 2000 and October 31, 1999	4

	Condensed Consolidated Statement of Cash Flows — Thirteen Weeks ended January 30, 2000 and January 31, 1999	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Part II - Other Information

Item 6.	Exhibits and Reports on Form 8-K	13

	Signature	14

	Exhibit Index	15

Part I — Financial Information

NORDSON CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended

	January 30, 2000	January 31, 1999

Sales	$152,888	$157,053

Cost of sales	66,721	72,631

Selling & administrative expenses	74,569	72,200

Severance and restructuring costs	2,840	—

Operating profit	8,758	12,222

Other income (expense):

Interest expense	(2,645)	(2,292)

Interest and investment income	232	206

Other – net	934	445

Income before income taxes	7,279	10,581

Income taxes	2,511	3,597

Net income	$4,768	$6,984

Common Shares	16,330	16,666

Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	107	156

Common shares and common share equivalents	16,437	16,822

Earnings per share:

Basic	$.29	$.42

Diluted	$.29	$.42

Dividends per common share	$.26	$.24

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	January 30, 2000	October 31, 1999

ASSETS	(UNAUDITED)

Current assets:

Cash and cash equivalents	$28,231	$16,030

Marketable securities	30	30

Receivables	157,617	170,519

Inventories	125,049	119,504

Deferred income taxes	28,089	28,563

Prepaid expenses	6,825	6,670

Total current assets	345,841	341,316

Property, plant and equipment – net	130,664	128,639

Intangible assets — net	99,885	101,388

Other assets	20,828	20,447

	$597,218	$591,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$142,447	$137,311

Accounts payable	38,626	35,849

Current portion of long-term debt	7,822	7,822

Other current liabilities	69,440	70,958

Total current liabilities	258,335	251,940

Long-term debt	65,751	65,975

Other liabilities	53,183	52,477

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	97,578	97,167

Retained earnings	456,022	455,494

Accumulated other comprehensive (loss)	(6,225)	(7,521)

Common shares in treasury, at cost	(339,184)	(335,656)

Deferred stock-based compensation	(495)	(339)

Total shareholders’ equity	219,949	221,398

	$597,218	$591,790

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Thirteen Weeks Ended

	January 30, 2000	January 31, 1999

Cash flows from operating activities:

Net income	$4,768	$6,984

Severance and restructuring costs	2,840	—

Depreciation and amortization	7,525	7,282

Changes in operating assets and liabilities	4,193	(929)

Other — net	1,887	(595)

	21,213	12,742

Cash flows from investing activities:

Additions to property, plant and equipment	(7,520)	(10,145)

Proceeds from sale of property, plant and equipment	—	100

Acquisition of new business	—	(14,253)

	(7,520)	(24,298)

Cash flows from financing activities:

Net proceeds from notes payable	7,994	24,478

Net proceeds (repayment) of long-term debt	(1,064)	470

Issuance of common shares	376	2,844

Purchase of treasury shares	(3,715)	(7,917)

Dividends paid	(4,240)	(4,008)

	(649)	15,867

Effect of exchange rate changes on cash	(843)	47

Increase in cash	12,201	4,358

Cash and cash equivalents

Beginning of fiscal year	16,030	6,820

End of period	$28,231	$11,178

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2000

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 1999.

2.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

3.	Inventories. Inventories consisted of the following (in thousands of dollars):

	January 30, 2000	October 31, 1999

Finished goods	$41,846	$38,731

Work-in-process	30,259	29,232

Raw materials and finished parts	52,944	51,541

	$125,049	$119,504

4.	Accounting changes. The Financial Accounting Standards Board has issued the following statement which the Company has not yet adopted: Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt FAS 133 no later than fiscal year 2001. This statement is not expected to have a material effect on the financial statements.

5.	Comprehensive income. Comprehensive income for the thirteen weeks ended January 30, 2000 and January 31, 1999 is as follows:

	Thirteen Weeks Ended

	January 30, 2000	January 31, 1999

	(in thousands)
Net income	$4,768	$6,984

Foreign currency translation adjustments	1,296	3,229

Comprehensive income	$6,064	$10,213

Accumulated other comprehensive (loss), consisting entirely of accumulated foreign currency translation adjustments as of January 30, 2000 and January 31, 1999 is as follows:

	January 30, 2000	January 31, 1999

	(in thousands)
Beginning balance	$(7,521)	$(4,792)

Current-period change	1,296	3,229

Ending balance	$(6,225)	$(1,563)

6.	Operating segments. During fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131). This statement requires the presentation of descriptive information about reportable segments that is consistent with the way management operates the Company. Previously reported information has been restated to conform to FAS No. 131 requirements.

The Company conducts business across four geographical areas: North America, Europe, Japan and Pacific South. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Intersegment sales and transfers are based on the costs to manufacture plus a reasonable profit element. Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily though a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	North				Pacific	All
(in thousands)	America		Europe	Japan	South	Other(a)		Total

Thirteen weeks ended

January 30, 2000

Net external sales	$68,342	(b)	$49,640	$19,268	$15,638	$—		$152,888

Intersegment sales	28,485		4,318	675	30	(33,508	)(c)	0

Operating profit	7,392		4,946	4,794	1,721	(10,095)		8,758

Thirteen weeks ended

January 31, 1999

Net external sales	$72,852	(b)	$55,424	$16,722	$12,055	$—		$157,053

Intersegment sales	26,729		5,270	41	133	(32,173)		0

Operating profit	9,411		5,225	4,320	(667)	(6,067)		12,222

(a)	Represents items necessary to reconcile to the consolidated financial statements which generally include unallocated expenses and corporate eliminations.

(b)	Net external sales in the United States for the thirteen weeks ended January 30, 2000 and January 31, 1999 were $64.1 million and $68.7 million, respectively.

(c)	Includes $2.8 million of severance costs.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended

(dollars in thousands)	January 30, 2000	January 31, 1999

Total operating income for reported segments	$8,758	$12,222

Interest expense	(2,645)	(2,292)

Interest and investment income	232	206

Other – net	934	445

Income before income taxes	$7,279	$10,581

The Company’s revenues are generated via the sale of products sold in the following categories:

	Thirteen weeks ended

(dollars in thousands)	January 30, 2000	January 31, 1999

Adhesive dispensing and nonwoven fibers	$98,034	$101,948

Coating and finishing	29,440	36,091

Advanced technology	25,414	19,014

Total	$152,888	$157,053

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the first quarter of 2000 were $152.9 million, a 3.0% decrease over sales of $157.1 million for the comparable period of 1999. Volume was down 1%, with unfavorable currency effects accounting for the remainder of the difference.

Sales to international customers for the first quarter of 2000 comprised approximately 58.1% of total sales, compared with 56.3% for the comparable period of 1999. Compared with the first quarter of 1999, sales volume in North America was down 6%, primarily due to the effect of an unusually large engineered system shipment made in the first quarter of 1999. Activity in the Company’s Pacific South region was particularly strong, as local sales volume was up over 28%, driven by significant growth in the Company’s electronics business. Although local sales volume declined 1% in Europe, the pace of business improved, with orders up over 20% compared to the first quarter of 1999. In Japan, local sales volume was up less than 1%, as the Company’s business continued to be impacted by the ongoing challenges in the Japanese economy. The above noted statistics include price increases that averaged less than 2% on standardized small systems and parts.

Worldwide volume decreased 1% over the comparable period of 1999. Although the electronics and automotive businesses experienced a combined 36% increase in volume over the prior year, declines in the Company’s powder and nonwoven fibers businesses offset these gains. The decrease in sales of nonwoven fiber equipment over the prior period is mainly a result of a large engineered system shipment made in the first quarter of 1999. Sales of liquid and container equipment remained relatively constant compared to the prior year.

OPERATING PROFIT

Operating profit, as a percentage of sales, including the effect of severance costs associated with the Company’s Action 2000 Initiative, decreased to 5.7% for the first quarter of 2000 from 7.8% for the first quarter of 1999. Excluding these costs, operating profit for the first quarter of 2000 was 7.6% of sales.

The gross margin rate increased for the first quarter from 53.8% in 1999 to 56.4% in 2000. Improved margins are mainly attributable to a sales mix skewed to the Company’s standard products.

During the fourth quarter of fiscal 1999, the initial step of the Company’s Action 2000 Initiative resulted in the recognition of $3.0 million of non-recurring charges consisting of severance payments and supplemental pension obligations. During the first quarter of fiscal 2000, severance payments in the amount of $2.8 million were recognized as part of the Company's Action 2000 Initiative. Additional costs related to Action 2000 are estimated to be approximately $3.5 million and will be incurred over the last three quarters of fiscal year 2000.

Selling and administrative expenses, excluding currency effects and severance costs associated with the Company’s Action 2000 Initiative, remained relatively constant compared to the prior year. Including the effects of severance costs, spending increased approximately 3% compared to the first quarter of 1999, primarily due to 1999 acquisitions.

NET INCOME

For the first quarter of 2000, net income, as a percentage of sales, decreased to 3.1% from 4.4% for the same period of 1999. Foreign currency gains increased 51.4% from the prior year while net interest expense increased 15.7% due to higher levels of borrowing.

Net income for the first quarter of 2000 was $4.8 million or $.29 per share on a diluted basis compared with $7.0 million or $.42 per share on a diluted basis in 1999. Excluding the effect of severance costs associated with the Company’s Action 2000 Initiative, net income for the first quarter of 2000 was $6.6 million or $.40 per share on a diluted basis.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the first quarter 2000 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1999 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2000 were translated at exchange rates in effect during 1999, sales would have been approximately $2,318,000 higher while third-party costs and expenses would have been approximately $2,129,000 higher.

FINANCIAL CONDITION

During the first quarter of 2000, net assets decreased $1,449,000. This marginal decrease is primarily due to earnings of $4,768,000 and an increase of $1,296,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was weaker against other currencies than at the prior year end, offset by net repurchases of Nordson stock totaling $3,715,000 and the payment of $4,240,000 in dividends.

Working capital, as of the end of the quarter, decreased $1,870,000 over the prior year-end. This change consisted primarily of increases in inventories and notes payable, offset by a decrease in accounts receivable. All changes include slight increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies. Inventories increased in response to improved customer order activity and notes payable increased to fund a variety of cash needs. Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1999.

Cash and cash equivalents increased $12,201,000 during the first quarter of 2000. This increase was mainly attributable to above average cash levels intentionally maintained by the Company’s international subsidiaries near the end of December, 1999. Cash provided by activities was $21,213,000 and cash provided by net proceeds from notes payable was $7,994,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures and payments of dividends. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

YEAR 2000 READINESS DISCLOSURE
IMPACT OF TRANSITION TO YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, Nordson completed the remediation, testing and implementation phase of its Year 2000 readiness program for all information technology systems, telecommunications equipment and operating equipment, mainly the internal, local-area computer networks and computer workstations. The total cost of the Company’s Year 2000 readiness program was approximately $5.1 million and was funded through operating cash flows.

Nordson believes that the steps referred to above minimized its business risk related to the Year 2000, as the Company experienced no significant operational difficulties associated with the Year 2000 issue through the first ten weeks of the new year. Additionally, the Company is not aware of any significant Year 2000 issues affecting its products or suppliers. Nordson will continue to monitor its mission critical information systems as well as those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters are addressed in a timely manner. For a listing of risks associated with the Year 2000, refer to the “Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995” disclosure which follows.

OUTLOOK

Nordson is optimistic about the Company’s current rate of business activity. Although shipments were down for the first quarter of fiscal 2000, order activity has begun to show signs of improvement across all businesses. Current backlog is at a record level, up more than $50 million since the beginning of fiscal 2000. With this start, Nordson looks forward to better sales comparisons and improved profitability as the year progresses.

Nordson implemented an enterprise management system at the end of February, 2000. Management expects this system to improve the Company’s competitiveness in the business environment by providing common streamlined processes which produce more timely information on Nordson products, customers and market segments, reduce manufacturing times, lower purchasing costs and improve inventory turnover. During the first two weeks after implementation, the Company has not experienced any significant operational difficulties related to the conversion to the enterprise management system.

SAFE HARBOR STATEMENTS
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The statements in the paragraphs titled “Outlook” and “Year 2000 Readiness Disclosure” that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions, significant changes in local business conditions in geographic regions in which the Company conducts business, and unanticipated delays or higher than expected costs associated with the implementation of the Company’s new enterprise management system.

In the case of Year 2000 readiness issues, factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: delayed, unsuccessful or incompatible Year 2000 readiness programs of third parties on which the Company relies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 28, 2000. The information disclosed has not changed materially in the interim period since October 31, 1999.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits — Exhibit 27 Financial Data Schedule

(b)	There were no reports on Form 8-K filed for the quarter ended January 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 14, 2000	Nordson Corporation

/s/ Nicholas D. Pellecchia

Vice President, Finance and Controller (Principal Financial Officer and Chief Accounting Officer)

NORDSON CORPORATION

EXHIBIT INDEX

Page Number

Exhibit 27	Financial Data Schedule	16