Form 10-Q
period 2000-04-30
NORDSON CORP
filed 2000-06-13
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of April 30, 2000: 16,133,987

NORDSON CORPORATION

2

Part I – FINANCIAL INFORMATION

NORDSON CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	April 30, 2000	May 2, 1999	April 30, 2000	May 2, 1999

Sales	$186,647	$174,766	$339,535	$331,819

Cost of sales	84,653	77,884	151,374	150,515

Selling & administrative expenses	76,490	75,954	151,059	148,154
Restructuring and severance costs	3,918	—	6,758	—

Operating profit	21,586	20,928	30,344	33,150

Other income (expense):

Interest expense	(2,798)	(2,554)	(5,443)	(4,846)

Interest and investment income	239	463	471	669

Other – net	664	897	1,598	1,342

Income before income taxes	19,691	19,734	26,970	30,315

Income taxes	6,794	6,710	9,305	10,307

Net income	$12,897	$13,024	$17,665	$20,008

Common Shares	16,221	16,591	16,289	16,618

Common share equivalents	36	298	72	227

Common shares and common share equivalents	16,257	16,889	16,361	16,845

Earnings per share:

Basic	$.80	$.79	$1.08	$1.20

Diluted	$.79	$.77	$1.08	$1.19

Dividends per common share	$.26	$.24	$.52	$.48

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	April 30, 2000	October 31, 1999

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$24,770	$16,030

Marketable securities	30	30

Receivables	167,062	170,519

Inventories	123,939	119,504

Deferred income taxes	28,149	28,563

Prepaid expenses	7,174	6,670

Total current assets	351,124	341,316

Property, plant and equipment – net	130,977	128,639

Intangible assets — net	98,282	101,388

Other assets	20,509	20,447

	$600,892	$591,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$133,938	$137,311

Accounts payable	35,062	35,849

Current portion of long-term debt	8,709	7,822

Other current liabilities	88,539	70,958

Total current liabilities	266,248	251,940

Long-term debt	64,192	65,975

Other liabilities	50,311	52,477

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	98,404	97,167

Accumulated other comprehensive loss	(7,196)	(7,521)

Retained earnings	464,694	455,494

Common shares in treasury, at cost	(347,350)	(335,656)

Deferred stock-based compensation	(664)	(339)

Total shareholders’ equity	220,141	221,398

	$600,892	$591,790

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Twenty-Six Weeks Ended

	April 30, 2000	May 2, 1999

Cash flows from operating activities:

Net income	$17,665	$20,008

Depreciation and amortization	14,894	13,573

Changes in operating assets and liabilities	7,892	11,660

Other — net	3,397	2,123

	43,848	47,364

Cash flows from investing activities:

Additions to property, plant and equipment	(13,159)	(19,312)

Acquisition of new businesses	—	(20,124)

	(13,159)	(39,436)

Cash flows from financing activities:

Net proceeds from notes payable	2,150	26,025

Net payment of long-term debt	(3,366)	(569)

Issuance of common shares	1,704	4,918

Purchase of treasury shares	(12,639)	(18,068)

Dividends paid	(8,466)	(7,995)

	(20,617)	4,311

Effect of exchange rate changes on cash	(1,332)	(1,936)

Increase in cash	8,740	10,303

Cash and cash equivalents Beginning of fiscal year	16,030	6,820

End of period	$24,770	$17,123

See accompanying notes.

NORDSON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2000

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 1999.

2.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

3.	Inventories. Inventories consisted of the following (in thousands of dollars):

	April 30, 2000	October 31, 1999

Finished goods	$40,103	$38,731

Work-in-process	28,653	29,232

Raw materials and finished parts	55,183	51,541

	$123,939	$119,504

4.	Accounting Changes. The Financial Accounting Standards Board has issued the following statement which the Company has not yet adopted: Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company must adopt FAS 133 for fiscal year 2001. This Statement is not expected to have a material effect on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” which summarizes the staff’s views regarding the application of generally accepted accounting principles to selected revenue recognition issues. This Bulletin is effective for the first quarter of the Company’s fiscal year 2001 and is not expected to have a material effect on the financial statements of the Company.

5.	Common stock equivalents. Common stock equivalents consist of incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation.

6.	Comprehensive Income. Comprehensive income for the thirteen and twenty-six weeks ended April 30, 2000 and May 2, 1999 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 30, 2000	May 2, 1999	April 30, 2000	May 2, 1999

(in thousands)
Net income	$12,897	$13,024	$17,665	$20,008
Foreign currency translation adjustments	(971)	(5,290)	325	(2,061)

Comprehensive Income	$11,926	$7,734	$17,990	$17,947

Accumulated other comprehensive income (loss), consisting entirely of accumulated foreign currency translation adjustments as of April 30, 2000 and May 2, 1999 is as follows:

	April 30, 2000	May 2, 1999

Beginning of fiscal year	$(7,521)	$(4,792)

Current-period change	325	(2,061)

Ending balance	$(7,196)	$(6,583)

7.	Operating segments. During fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131). This statement requires the presentation of descriptive information about reportable segments that is consistent with the way management operates the Company. Previously reported information has been restated to conform to FAS No. 131 requirements.

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

The following table presents information about the Company’s reportable segments:

	North				Pacific	All
(in thousands)	America		Europe	Japan	South	Other(a)		Total

Thirteen weeks ended April 30, 2000

Net external sales	$89,613	(b)	$61,213	$15,895	$19,926	$—		$186,647

Intersegment sales	24,141		3,691	94	37	(27,963)		0

Operating profit	16,199		11,968	4,382	4,669	(15,632	)(c)	21,586

Thirteen weeks ended May 2, 1999

Net external sales	$80,304	(b)	$59,785	$16,190	$18,487	$—		$174,766

Intersegment sales	24,706		4,784	135	19	(29,644)		0

Operating profit	12,433		9,724	4,697	2,666	(8,592)		20,928

Twenty-six weeks ended April 30, 2000

Net external sales	$157,955	(b)	$110,853	$35,163	$35,564	$—		$339,535

Intersegment sales	52,626		8,009	769	67	(61,471)		0

Operating profit	23,591		16,914	9,176	6,390	(25,727	)(c)	30,344

Twenty-six weeks ended May 2, 1999

Net external sales	$153,156	(b)	$115,209	$32,912	$30,542	$—		$331,819

Intersegment sales	51,435		10,054	176	152	(61,817)		0

Operating profit	21,844		14,949	9,017	1,999	(14,659)		33,150

(a)	Represents items necessary to reconcile to the consolidated financial statements which generally include unallocated expenses and corporate eliminations.

(b)	Net external sales in the United States for the thirteen weeks and twenty-six weeks ended April 30, 2000 and May 2, 1999 were $84.4 million and $75.1 million and $148.5 million and $143.8 million, respectively.

(c)	For the thirteen weeks and twenty-six weeks ended April 30, 2000, this amount includes $3.9 million and $6.8 million of severance costs, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen-weeks ended		Twenty-six weeks ended

(dollars in thousands)	April 30, 2000	May 2, 1999	April 30, 2000	May 2, 1999

Total operating income for reported segments	$21,586	$20,928	$30,344	$33,150

Interest expense	(2,798)	(2,554)	(5,443)	(4,846)

Interest and investment Income	239	463	471	669

Other – net	664	897	1,598	1,342

Income before income taxes	$19,691	$19,734	$26,970	$30,315

The Company’s revenues are generated via the sale of products sold in the following categories:

	Thirteen-weeks ended		Twenty-six weeks ended

(dollars in thousands)	April 30, 2000	May 2, 1999	April 30, 2000	May 2, 1999

Adhesive dispensing and nonwoven fibers	$112,389	$110,296	$210,424	$212,244

Coating and finishing	36,649	36,111	66,088	72,202

Advanced technology	37,609	28,359	63,023	47,373

Total	$186,647	$174,766	$339,535	$331,819

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Sales for the second quarter of 2000 were a record $186.6 million, a 7% increase over sales of $174.8 million for the same period of 1999. Volume gains exceeded 9%, with the effect of the stronger dollar on currency translations accounting for the difference. Year-to-date sales were a record $339.5 million, compared with $331.8 million for the first half of 1999, with volume gains of 4% offset by currency effects.

Performance in the second quarter of 2000 was driven by continued strong sales volume growth in North America, led by sales in the electronics and plasma businesses. Europe also experienced solid sales growth for the second quarter of 2000, primarily due to the sale of electronics and product assembly equipment. Sales volume in North America and Europe increased 11% and 12% for the quarter and 3% and 6% for the year-to-date over the comparable periods of 1999, respectively.

The Company’s Pacific South region, which covers the Pacific Rim, South Asia and Latin America, also contributed to sales growth for the second quarter of 2000. Volume in that region increased 8% and 16% for the second quarter and year-to-date, respectively, supported by strong sales of electronics equipment. The Company’s business in Japan continued to be impacted by sluggish economic conditions in that region. Sales volume in Japan decreased 10% and 5% for the second quarter and the first half of 2000 respectively, over the comparable prior periods.

Worldwide volume gains for the second quarter and the first half of 2000 were driven by strong sales of electronics equipment, with a sales volume that increased 35% for the second quarter and 31% for the first half over the prior periods of 1999. Although sales volume of the Company’s coating and finishing systems decreased for the year-to-date, an increase of approximately 2% was evidenced for the second quarter of 2000. On a year-to-date basis, shipments of adhesive dispensing systems for packaging and product assembly equipment increased slightly over the comparable period of 1999.

OPERATING PROFIT

Operating profit, as a percentage of sales, excluding the effect of severance costs associated with the Company’s Action 2000 Initiative, increased to 13.6% for the first half of 2000 from 12.0% for the first half of 1999. On a year-to-date basis, operating profit increased to 10.9% for 2000 from 10.0% for the comparable period of 1999.

The gross margin rate decreased for the second quarter from 55.4% in 1999 to 54.6% in 2000 yet increased on a year-to-date basis from 54.6% in 1999 to 55.4% in 2000. Gross margins for the second quarter of 2000 decreased as a result of unfavorable currency effects combined with the mix of products sold in both North America and Europe. Improved margins on a year-to-date basis are mainly attributable to a sales mix skewed to the Company’s standard products. Currency effects also had a slightly unfavorable effect on gross margin for the year-to-date.

During the fourth quarter of fiscal 1999, the initial step of the Company’s Action 2000 Initiative resulted in the recognition of $3.0 million of charges consisting of severance payments and supplemental pension obligations. During the second quarter of fiscal 2000, severance payments in the amount of $3.9 million were recognized as part of Action 2000 initiatives, bringing the year-to-date total to $6.8 million. Additional costs related to Action 2000 are estimated to be approximately $1.5 million and will be incurred over the remainder of fiscal year 2000.

On a year-to-date basis, selling and administrative expenses, excluding currency effects and severance costs associated with the Company’s Action 2000 Initiative, increased approximately 2% compared to the prior year. This increase was attributable to additional operating expenses incurred relative to the growth of the electronics line of business as well as the recognition of a full year of expenses related to 1999 acquisitions. Additionally, costs associated with the implementation of the Company’s enterprise management system were incurred and depreciation expense on the system commenced in March 2000.

NET INCOME

For the second quarter and first half of 2000, net income, as a percentage of sales excluding severance costs, increased to 8.3% from 7.5% for the second quarter and to 6.5% from 6.0% for the year-to-date. Interest expense increased slightly due to increased borrowings compared to the prior period.

Net income for the second quarter of 2000 was $12.9 million or $.79 per share on a diluted basis compared with $13.0 million or $.77 per share on a diluted basis in 1999. Net income for the first half of 2000 was $17.7 million or $1.08 per share on a diluted basis compared with $20.0 million or $1.19 per share on a diluted basis. Excluding the effect of severance costs associated with the Company’s Action 2000 initiative, net income for the second quarter of 2000 was $15.5 million or $.95 per share on a diluted basis, and for the year-to-date, net income was $22.1 million or $1.35 per share on a diluted basis.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the second quarter and the first half of 2000 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 1999 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the second quarter of 2000 were translated at exchange rates in effect during 1999, sales would have been approximately $4,303,000 higher while third-party costs and expenses would have been approximately $3,008,000 higher. If transactions for year-to-date 2000 were translated at exchange rates in effect during 1999, sales would have been approximately $6,621,000 higher and third-party costs and expenses would have been $5,138,000 higher.

FINANCIAL CONDITION

During the first half of 2000, net assets decreased $1,257,000. This marginal decrease is primarily due to earnings of $17,665,000 and an increase of $325,000 from translating foreign net assets at the end of the first half of 2000 when the U.S. dollar was weaker against other currencies than at the prior year end, offset by net repurchases of Nordson stock totaling $12,639,000 and the payment of $8,466,000 in dividends.

Working capital, as of the end of the quarter, decreased $4,500,000 over the prior year-end. This change consisted primarily of an increase in other current liabilities and a decrease in accounts receivable, offset by a decrease in notes payable and an increase in inventories. All changes include slight increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies. Other current liabilities increased as a result of an increase in taxes payable, in addition to an increase in customer advance payments that reflects the increase in customer orders for the first half of 2000. Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 1999. Notes payable decreased due to the payment of borrowings and inventories increased in anticipation of demand for Nordson products.

Cash and cash equivalents increased $8,740,000 during the first half of 2000. Cash provided by operating activities was $43,848,000. Uses for cash included purchases of treasury shares, outlays for capital expenditures, repayment of debt and dividends. Available lines of credit continue to be more than adequate to meet additional cash requirements over the next year.

Net property, plant and equipment increased $2,338,000 as a result of remaining costs associated with the enterprise management system which was implemented at the end of February 2000.

OUTLOOK

Nordson remains optimistic about the Company’s ongoing rate of business activity, as current backlog is at a record level. Nordson still recognizes the need for continued progress in the months ahead to reach objectives of accelerating financial growth and optimizing performance. Nordson is also seeing improved profitability as a result of the steps taken to streamline the Company’s operations. The Action 2000 Initiative is ahead of target – virtually all actions have been initiated in the United States, and the majority of actions in international operations have been completed.

Nordson implemented an enterprise management system at the end of February, 2000. This system is expected to improve the Company’s competitiveness in the business environment by providing common streamlined processes which produce more timely information on Nordson products, customers and market segments, reduce manufacturing times, lower purchasing costs and improve inventory turnover. Although a minor period of system downtime was incurred shortly after conversion, the Company has not experienced any significant operational difficulties since the system’s implementation at the end of February, 2000.

SAFE HARBOR STATEMENTS
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

      The statements in the paragraphs titled “Outlook” that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 28, 2000. The information disclosed has not changed materially in the interim period since October 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on March 9, 2000 for the purposes of electing four directors.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Edward P. Campbell	For: Withheld:	14,465,675 333,406

William W. Colville	For: Withheld:	14,507,620 291,461

William P. Madar:	For: Withheld	14,341,075 458,006

Evan W. Nord	For: Withheld:	14,619,122 179,959

In addition to the above directors, the following director’s terms of office continued after the meeting: Dr. Glenn R. Brown, William D. Ginn, Stephen R. Hardis, Dr. Anne O. Krueger, Eric T. Nord, William L. Robinson, and Benedict P. Rosen.

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits — Exhibit 27 Financial Data Schedule

(b) There were no reports on Form 8-K filed for the quarter ended April 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 13, 2000	Nordson Corporation

/s/ Nicholas D. Pellecchia

Vice President, Finance and Controller (Principal Financial Officer and Chief Accounting Officer)

15

NORDSON CORPORATION

EXHIBIT INDEX

Page Number

Exhibit 27 Financial Data Schedule	17