Form 10-Q
period 2000-07-30
NORDSON CORP
filed 2000-09-12
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    0-7977

NORDSON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0590250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio	44145

(Address of principal executive offices)	(Zip Code)

      Registrant’s telephone number, including area code: (440) 892-1580

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X       No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Shares without par value as of July 30, 2000: 16,142,313

NORDSON CORPORATION

INDEX

			Page Number

Part I — Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statement of Income - Thirteen and Thirty-Nine Weeks ended July 30, 2000 and August 1, 1999	3

		Condensed Consolidated Balance Sheet - July 30, 2000 and October 31, 1999	4

		Condensed Consolidated Statement of Cash Flows — Thirty-Nine Weeks ended July 30, 2000 and August 1, 1999	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Part II — Other Information

	Item 6.	Exhibits and Reports on Form 8-K	14

		Signature	15

		Exhibit Index	16

Part I — Financial Information

NORDSON CORPORATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	July 30, 2000	Aug. 1, 1999	July 30, 2000	Aug. 1, 1999

Sales	$184,104	$174,411	$523,639	$506,230

Cost of sales	82,299	78,652	233,673	229,167

Selling & administrative expenses	75,615	74,450	226,674	222,604

Restructuring and severance costs	964	—	7,722	—

Operating profit	25,226	21,309	55,570	54,459

Other income (expense):

Interest expense	(3,051)	(2,505)	(8,494)	(7,351)

Interest and investment income	240	736	711	1,405

Other — net	435	366	2,033	1,708

Income before income taxes	22,850	19,906	49,820	50,221

Income taxes	7,883	6,517	17,188	16,824

Net income	$14,967	$13,389	$32,632	$33,397

Common Shares	16,119	16,490	16,244	16,571

Common share equivalents	153	300	108	251

Common shares and common share equivalents	16,272	16,790	16,352	16,822

Earnings per share:

Basic	$.93	$.81	$2.01	$2.02

Diluted	$.92	$.80	$2.00	$1.99

Dividends per common share	$.26	$.24	$.78	$.72

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	July 30, 2000	October 31, 1999

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$20,903	$16,030

Marketable securities	30	30

Receivables	170,391	170,519

Inventories	134,983	119,504

Deferred income taxes	27,635	28,563

Prepaid expenses	8,393	6,670

Total current assets	362,335	341,316

Property, plant and equipment — net	128,988	128,639

Intangible assets — net	96,471	101,388

Other assets	20,719	20,447

	$608,513	$591,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$139,174	$137,311

Accounts payable	31,960	35,849

Current portion of long-term debt	7,550	7,822

Current obligations of capital leases	3,717	3,914

Other current liabilities	82,989	67,044

Total current liabilities	265,390	251,940

Long-term debt	63,971	65,975

Other liabilities	51,407	52,477

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	99,221	97,167

Accumulated other comprehensive loss	(9,424)	(7,521)

Retained earnings	475,465	455,494

Common shares in treasury, at cost	(349,157)	(335,656)

Deferred stock-based compensation	(613)	(339)

Total shareholders’ equity	227,745	221,398

	$608,513	$591,790

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Thirty-Nine Weeks Ended

	July 30,	August 1,
	2000	1999

Cash flows from operating activities:

Net income	$32,632	$33,397

Depreciation and amortization	23,125	22,893

Changes in operating assets and liabilities	(13,861)	(1,908)

Other — net	5,466	4,888

	47,362	59,270

Cash flows from investing activities:

Additions to property, plant and equipment	(17,305)	(30,932)

Acquisition of new businesses	—	(24,921)

Proceeds from sale of property, plant and equipment	—	50

	(17,305)	(55,803)

Cash flows from financing activities:

Net proceeds from notes payable	7,592	41,963

Net payment of long-term debt	(6,195)	(633)

Issuance of common shares	3,872	5,762

Purchase of treasury shares	(15,839)	(23,584)

Dividends paid	(12,662)	(11,955)

	(23,232)	11,553

Effect of exchange rate changes on cash	(1,952)	(2,442)

Increase in cash	4,873	12,578

Cash and cash equivalents
Beginning of fiscal year	16,030	6,820

End of period	$20,903	$19,398

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2000

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended July 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 1999.

2.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

3.	Inventories. Inventories consisted of the following (in thousands of dollars):

	July 30, 2000	October 31, 1999

Finished goods	$42,177	$38,731

Work-in-process	33,850	29,232

Raw materials and finished parts	58,956	51,541

	$134,983	$119,504

4.	Accounting Changes. In June 2000, the Financial Accounting Standards Board issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amends Statement No. 133, “ Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires an entity to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the entity’s rights or obligations under the applicable derivative contract. The Company must adopt FAS 138 for fiscal year 2001. This Statement is not expected to have a material effect on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” which summarizes the staff’s views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective for the first quarter of the Company’s fiscal year 2001. This Bulletin is not expected to have a material effect on the financial statements of the Company.

5.	Common stock equivalents. Common stock equivalents consist of incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation.

6.	Comprehensive income. Comprehensive income for the thirteen and thirty-nine weeks ended July 30, 2000 and August 1, 1999 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 30, 2000	Aug. 1, 1999	July 30, 2000	Aug. 1, 1999

(in thousands)

Net income	$14,967	$13,389	$32,632	$33,397

Foreign currency translation adjustments	(2,228)	(3,448)	(1,903)	(5,509)

Comprehensive income	$12,739	$9,941	$30,729	$27,888

Accumulated other comprehensive income (loss), consisting entirely of accumulated foreign currency translation adjustments as of July 30, 2000 and August 1, 1999 is as follows:

	Thirty-Nine Weeks Ended

	July 30, 2000	August 1, 1999

Beginning balance	$(7,521)	$(4,792)

Current-period change	(1,903)	(5,509)

Ending balance	$(9,424)	$(10,301)

7.	Operating segments. During fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS 131). This statement requires the presentation of descriptive information about reportable segments that is consistent with the way management operates the Company. Previously reported information has been restated to conform to FAS No. 131 requirements.

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

The following table presents information about the Company’s reportable segments:

	North				Pacific	All
(in thousands)	America		Europe	Japan	South	Other(a)		Total

Thirteen weeks ended July 30, 2000

Net external sales	$89,266	(b)	$57,132	$18,237	$19,469	$—		$184,104

Intersegment sales	27,776		5,373	136	59	(33,344)		0

Operating profit	17,104		10,332	4,952	3,877	(11,039	)(c)	25,226

Thirteen weeks ended August 1, 1999

Net external sales	$76,076	(b)	$63,564	$15,685	$19,086	$—		$174,411

Intersegment sales	27,512		4,265	99	91	(31,967)		0

Operating profit	11,550		10,634	3,444	3,069	(7,388)		21,309

Thirty-nine weeks ended July 30, 2000

Net external sales	$247,222	(b)	$167,984	$53,400	$55,033	$—		$523,639

Intersegment sales	80,402		13,382	905	126	(94,815)		0

Operating profit	40,695		27,246	14,128	10,267	(36,766	)(c)	55,570

Thirty-nine weeks ended August 1, 1999

Net external sales	$229,232	(b)	$178,773	$48,597	$49,628	$—		$506,230

Intersegment sales	78,946		14,319	275	243	(93,783)		0

Operating profit	33,394		25,583	12,461	5,068	(22,047)		54,459

(a)	Represents items necessary to reconcile to the consolidated financial statements which generally include unallocated expenses and corporate eliminations.

(b)	Net external sales in the United States for the thirteen weeks and thirty-nine weeks ended July 30, 2000 and August 1, 1999 were $84.3 million and $78.9 million and $232.8 million and $222.7 million, respectively.

(c)	For the thirteen weeks and thirty-nine weeks ended July 30, 2000, this amount includes $1.0 million and $7.7 million of severance costs, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen-weeks ended		Thirty-nine weeks ended

(dollars in thousands)	July 30, 2000	August 1, 1999	July 30, 2000	August 1, 1999

Total operating income for Reported segments	$25,226	$21,309	$55,570	$54,459

Interest expense	(3,051)	(2,505)	(8,494)	(7,351)

Interest and investment Income	240	736	711	1,405

Other — net	435	366	2,033	1,708

Income before income taxes	$22,850	$19,906	$49,820	$50,221

The Company’s revenues are generated via the sale of products sold in the following categories:

	Thirteen-weeks ended		Thirty-nine weeks ended

(dollars in thousands)	July 30, 2000	August 1, 1999	July 30, 2000	August 1, 1999

Adhesive dispensing and nonwoven fibers	$113,319	$104,896	$323,286	$317,209

Coating and finishing	36,882	39,180	102,878	111,393

Advanced technology	33,903	30,335	97,475	77,628

Total	$184,104	$174,411	$523,639	$506,230

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Sales for the third quarter of 2000 were a record $184.1 million, a 6% increase over sales of $174.4 million of the comparable period of 1999. Volume gains were 8%, with the effect of the stronger dollar on currency translations accounting for the difference. Sales on a year-to-date basis were $523.6 million, a 3% increase over the same period of 1999, with volume gains of 6% offset by currency effects.

Performance during the third quarter of 2000 was driven by continued strong sales volume growth in North America, with third-quarter sales volume up 17% over the same period of 1999. In the Company’s Pacific South region, which covers the Pacific Rim, South Asia and Latin America, sales volume was up 4% over the third quarter of 1999. In Japan, sale volume increased 3% over the comparable period of 1999, with Japanese economic conditions showing early signs of recovery. Sales volume in Europe decreased 1% for the third quarter, traced primarily to the timing of engineered system installations.

Looking at third quarter performance from a product viewpoint, worldwide volume gains were driven by strong sales in the advanced technology group which includes electronics, plasma and ultra-violet curing. This group experienced a 12% volume growth rate over the third quarter of 1999. Sales of adhesive systems experienced volume growth of 10% over the comparable period of 1999, reflecting strong demand for nonwovens products.

OPERATING PROFIT

Operating profit, as a percentage of sales, excluding the effect of severance costs associated with the Company’s Action 2000 Initiative, was 14.2% of sales for the third quarter of 2000, an improvement from the 12.2% for the third quarter of 1999. Year-to-date operating profit, as a percentage of sales, excluding the effect of severance costs, increased to 12.1% of sales for 2000 from 10.8% for the same period of 1999.

The gross margin rate increased for the third quarter of 2000 to 55.3% compared to 54.9% in 1999. Improved margins are mainly attributable to a product mix skewed to the Company’s standard products. Gross margin for the first three quarters increased to 55.4% in 2000 from 54.7% in 1999.

During the third quarter of fiscal 2000, severance payments in the amount of nearly $1.0 million were recognized as part of Action 2000 initiatives, bringing the year-to-date total to $7.7 million. Additional costs related to Action 2000 are estimated to be approximately $1.4 million and will be incurred over the remainder of fiscal year 2000.

On a year-to-date basis, selling and administrative expenses, excluding currency and severance costs, increased approximately 3.8% compared to the prior year. This increase is attributable to additional operating expenses incurred relative to the growth of the electronics line of business as well as the recognition of a full year of expenses related to 1999 acquisitions. Additionally, costs associated with the implementation of the Company’s enterprise management system were incurred and depreciation expense on the system commenced in March 2000.

NET INCOME

For the third quarter and the year-to-date, net income, as a percentage of sales excluding severance costs, increased to 8.5% for 2000 from 7.7% in 1999, and to 7.2% for 2000 from 6.6% in 1999, respectively.

Net income for the third quarter of 2000 was $15.0 million or $.92 per share on a diluted basis compared with $13.4 million or $.80 per share on a diluted basis in 1999. Net income for the first three quarters of 2000 was $32.6 million or $2.01 per share on a diluted basis compared with $33.4 million or $2.02 per share on a diluted basis for 1999. Excluding the effect of severance costs associated with the Company’s Action 2000 Initiative, net income for the third quarter was $15.6 million or $.96 per share on a diluted basis, and for the year-to-date, net income was $37.7 million or $2.31 per share on a diluted basis.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the first three quarters of 2000 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates during the comparable 1999 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structures in each country in which the Company operates. However, if transactions for the first three quarters of 2000 were translated at exchange rates in effect during 1999, sales would have been approximately $3,964,000 higher while third-party costs and expenses would have been $3,602,000 higher. If transactions for year-to-date 2000 were translated at exchange rates in effect during 1999, sales would have been approximately $10,582,000 higher and third-party costs and expenses would have been $8,625,000 higher.

FINANCIAL CONDITION

During the first three quarters of 2000, net assets increased $6,347,000. This increase is primarily attributable to earnings of $32,632,000 offset by net repurchases of Nordson stock amounting to $15,839,000, the payment of $12,662,000 in dividends, and a reduction of $1,903,000 from translating foreign net assets at the end of the third quarter when the U.S. dollar was generally stronger against other currencies than at the prior year end.

Working capital, as of the end of the third quarter of 2000, increased $7,569,000 over the prior year-end. This change consisted primarily of increases in cash and inventories offset by increases in customer advance payments. Inventories increased in anticipation of demand for Nordson products and customer advance payments increased as a result of increased customer orders, reflective of the record backlog for the first three quarters of 2000. All balances reflect the effects of translating amounts denominated in generally weaker foreign currencies into U.S. dollars.

Cash and cash equivalents increased $4,873,000 during the first three quarters of 2000. Sources of cash included $47,362,000 from operations and $7,592,000 of net proceeds from notes payable. Uses for cash included repurchases of treasury shares, outlays for capital expenditures, repayment of debt and dividends. Available lines of credit continue to be more than adequate to meet cash requirements for operations over the next year.

OUTLOOK

The pace of business at Nordson continues to accelerate with increased order volume and the resultant record backlog of customer orders is a positive indicator for the remainder of the year. Encouraged by this progress, Nordson remains committed to improving profitability and will continue to streamline operations. Delivering on Nordson’s commitment to customers will continue to be a key focus during this period of accelerated demand.

Nordson implemented an enterprise management system at the end of February, 2000. This system is expected to improve the Company’s competitiveness by providing common streamlined processes which produce more timely information on Nordson products, customers and market segments, reducing manufacturing times, lowering purchasing costs and improving inventory turnover. Although a minor period of system downtime was incurred shortly after conversion, the Company has not experienced any significant operational difficulties since the system’s implementation at the end of February, 2000.

SAFE HARBOR STATEMENTS
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The statements in the paragraphs titled “Operating Profit” and “Outlook “ that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from expected results include deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 28, 2000. The information disclosed has not changed materially in the interim period since October 31, 1999.

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits — Exhibit 27 Financial Data Schedule

(b)	There were no reports on Form 8-K filed for the quarter ended July 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 12, 2000	Nordson Corporation

/s/ Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Financial Officer and Chief Accounting Officer)

NORDSON CORPORATION

EXHIBIT INDEX

Page Number

Exhibit 27	Financial Data Schedule	17