Form 10-K405
period 2000-10-29
NORDSON CORP
filed 2001-01-26
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934
 for the fiscal year ended  October 29, 2000
                          ---------------------
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
 for the transition period from            to
                                ----------

Commission file number  0-7977
                      ----------

                               NORDSON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
         Ohio                                            34-0590250
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio          44145          (440) 892-1580
------------------------------------      --------       ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $739,340,000 as of December 29, 2000
------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
32,493,422 Common Shares as of December 29, 2000
------------------------------------------------


Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

            Portions of the 2000 Annual Report - Parts I, II and IV
            -------------------------------------------------------
     Portions of the Proxy Statement for the 2001 Annual Meeting - Part III
     ----------------------------------------------------------------------

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

         The Company's consistent growth is based on a customer-driven strategy that is global in scope. Headquartered in Westlake, Ohio, Nordson markets its products through a network of direct operations in 31 countries throughout North America, Europe, Japan, Asia, Latin America and Australia. Consistent with this strategy, more than 50 percent of the Company's revenues are generated outside the United States.

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

                 FINANCIAL INFORMATION ABOUT OPERATING SEGMENT,
                 ----------------------------------------------
                FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
                -------------------------------------------------

         In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", Nordson has reported information about the Company's three operating segments. This information is contained in Note 16 (pages 37-38) of the 2000 Annual Report, incorporated herein by reference thereto.

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

Manufacturing and Raw Materials
-------------------------------

         Nordson's production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst and Elyria, Ohio; Norcross and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, Concord and Monterey, California; Branford, Connecticut; St. Petersburg, Florida; Fairfield and Phillipsburg, New Jersey; East Providence, Rhode Island; Luneburg, Germany; Maastricht, The Netherlands; and Slough, U.K.

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

Customers
---------

         The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 2000, no single customer accounted for 5 percent or more of sales.

Backlog
-------

         The Company's backlog of orders increased to $131.3 million at October 29, 2000 from $60.2 million at October 31, 1999. All orders in the October 2000 backlog are expected to be shipped to customers in fiscal 2001.

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

Research and Development
------------------------

         Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $27,222,000 in fiscal 2000, compared with approximately $29,672,000 in fiscal 1999 and $42,640,000 in fiscal 1998. The 1998 amount includes $14,300,000 of acquired research and development.

Environmental Compliance
------------------------

         Compliance with federal, state and local environmental protection laws during fiscal 2000 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 2001.

Employees
---------

         As of October 29, 2000, Nordson had 4,038 employees, including all full-time and part-time employees.

Item 2.  Properties.
------   ----------

                  The following table summarizes the principal properties of the Company.

                                     Description                                             Approximate
Location                             of Property                                             Square Feet
--------                             -----------                                             -----------
Amherst, Ohio                        A manufacturing, laboratory                               585,000
                                     and office complex located
                                     on 52 acres of land

Atlanta, Georgia                     A warehouse and office                                     50,000
                                     building (leased)

Norcross, Georgia                    A manufacturing, laboratory                               150,000
                                     and office building located
                                     on 10 acres of land

Duluth, Georgia                      An office and laboratory                                  110,000
                                     building (leased)

Carlsbad,                            Two manufacturing and office                               88,000
California                           buildings (leased)

Dawsonville,                         A manufacturing, laboratory                               103,000
Georgia                              and office building (leased)

Westlake, Ohio                       An office and laboratory                                   68,000
                                     building located on 25 acres
                                     of land

Branford,                            A manufacturing and office                                 46,000
Connecticut                          building (leased)

Monterey,                            A manufacturing, laboratory                                63,000
California                           and office building (leased)

Concord,                             A manufacturing and office                                 28,000
California                           building (leased)

Talladega,                           A manufacturing and office                                 27,000
Alabama                              building (leased)

St. Petersburg,                      A manufacturing and office                                 26,000
Florida                              building (leased)

Elyria, Ohio                         A manufacturing and warehouse                              19,000
                                     building

Luneburg,                            A manufacturing, laboratory                               130,000
Germany                              and office complex

Erkrath,                             An office, laboratory and                                  63,000
Germany                              warehouse (leased)

                                     Description                                             Approximate
Location                             of Property                                             Square Feet
--------                             -----------                                             -----------
Maastricht, The                      A manufacturing, warehouse                                 59,000
Netherlands                          and office building (leased)

St. Thibault Des                     An office building (leased)                                45,000
Vignes, France

Tokyo, Japan                         An office, laboratory and                                  42,000
                                     warehouse (leased)

Milano, Italy                        An office, laboratory and                                  41,000
                                     warehouse (leased)

Stockport, U.K.                      An office, laboratory and                                  25,000
                                     warehouse (leased)

Slough, U.K.                         A manufacturing and office                                 25,000
                                     building (leased)

Bangalore,                           An office and warehouse                                    16,000
India                                building

Xirivella,                           An office and warehouse                                    16,000
Spain                                building

Stenungsund,                         A manufacturing and office                                 15,000
Sweden                               building

East Providence,                     A manufacturing, warehouse                                 75,000
Rhode Island                         and office building

Dustable, U.K.                       An office building                                          6,000

         Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

         Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date.

         In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 7 of Notes to Consolidated Financial Statements on page 31 of the 2000 Annual Report, incorporated herein by reference thereto.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None.

Executive Officers of the Company.
---------------------------------

         The executive officers of the Company as of December 29, 2000 were as follows:

                         Served           Position or Office With
                           As             The Company and Business
                         Officer         Experience During the Past
         Name             Since             Five (5) Year Period
----------------------   -------    --------------------------------------------
Edward P. Campbell        1988      President and Chief Executive
Age 51                                Officer, 1997.
                                    President and Chief Operating Officer,
                                      1996.
                                    Executive Vice President and Chief
                                      Operating Officer, 1994.

Peter S. Hellman          2000      Executive Vice President, Chief
Age 51                                Financial and Administrative
                                      Officer, 2000.
                                    President and Chief Operating Officer,
                                      TRW, Inc. from 1995 through 1999.

Donald J. McLane          1986      Senior Vice President, 1999.
Age 57                                Vice President, 1986.

Drexel R. Bunch           1986      Vice President, Manufacturing, 1986.
Age 56

Raymond L. Cushing        1995      Treasurer, 1995.
Age 46

Robert A. Dunn, Jr.       1997      Vice President, 1997.
Age 53                                General Manager-Automotive Systems, 1987.

Bruce H. Fields           1992      Vice President, Human Resources, 1992.
Age 49

Mark G. Gacka             1998      Vice President, 1998.
Age 46                                Vice President, Container Systems Group/
                                      General Manager, Electronics Business
                                      Group, 1992.

William D. Ginn           1966      Secretary, 1966.
Age 77

Michael Groos             1995      Vice President, 1995.
Age 49

Dr. Richard G. Klein      1986      Vice President, Corporate Research
Age 58                                & Technology, 1986.

Nicholas D. Pellecchia    1986      Vice President, Finance and
Age 55                                Controller, 1986.

                                     PART II
                                     -------


Item 5.  Market for the Company's Common Equity and Related Stockholder
------   --------------------------------------------------------------
         Matters.
         -------

Market Information and Dividends.
--------------------------------

         The Company's common shares are listed on The Nasdaq Stock Market's National Market. The information appearing under the captions "Dividend Information and Price Range Per Common Shares" and "Stock Listing Information" on page 44 of the 2000 Annual Report is incorporated herein by reference thereto.

Holders.
-------

         The approximate number of holders of record of each class of equity securities of the Company as of December 29, 2000 was as follows:

                                                         Number of
                         Title of Class               Record Holders
                         ---------------------        --------------
                         Common shares with no
                           par value                      2,561


Item 6.  Selected Financial Data.
------   -----------------------

         The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 40 and 41 of the 2000 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------

         The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 18 through 21 of the 2000 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
-------  ----------------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 18 through 21 of the 2000 Annual Report and Note 10 on page 33 of the 2000 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         The information required by this item appears on pages 22 through 39 of the 2000 Annual Report, incorporated herein by reference thereto.

Item 9.  Changes In and Disagreements With Accountants on Accounting
------   -----------------------------------------------------------
         and Financial Disclosure.
         ------------------------

         None.

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Company.
-------  -----------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Election of Directors" on pages 2 through 5 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 2001.

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


Item 11. Executive Compensation.
-------  ----------------------

         The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on page 7, and information pertaining to compensation of officers located on pages 12 through 26 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 2001.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 8 through 11 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 2001.


Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         The Company incorporates herein by reference the information appearing under the caption "Agreements with Officers and Directors" on pages 28 through 30 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 29, 2001.

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

         (b). Reports on Form 8-K.
              -------------------

Current report on Form 8-K, dated November 13, 2000, as to the Company's acquisition of EFD, Inc.

Current report on Form 8-K/A, dated January 12, 2001, attaching the required information related to the acquisition of EFD, Inc. including audited financial statements of EFD, Inc. for the three years ended December 31, 1999, 1998 and 1997, unaudited pro forma condensed combined statements of income for the nine months ended July 30, 2000 and the year-ended October 31, 1999 and an unaudited pro forma condensed combined balance sheet as of July 30, 2000.

                                   SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NORDSON CORPORATION




Date:  January 26, 2001                  By: /s/ Peter S. Hellman
                                             --------------------------
                                             Peter S. Hellman
                                             Executive Vice President,
                                             Chief Financial and
                                             Administrative Officer



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


/s/ William P. Madar                                        January 26, 2001
--------------------------
William P. Madar
Director and Chairman of the Board


/s/ Edward P. Campbell                                      January 26, 2001
--------------------------
Edward P. Campbell
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Peter S. Hellman                                        January 26, 2001
--------------------------
Peter S. Hellman
Executive Vice President, Chief Financial
and Administrative Officer
(Principal Financial Officer)


/s/ Nicholas D. Pellecchia                                  January 26, 2001
--------------------------
Nicholas D. Pellecchia
Vice President,Finance and Controller
(Principal Accounting Officer)


/s/ William D. Ginn                                         January 26, 2001
--------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                      January 26, 2001
--------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                     January 26, 2001
--------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                       January 26, 2001
--------------------------
Stephen R. Hardis
Director


/s/ Dr. Anne O. Krueger                                     January 26, 2001
--------------------------
Dr. Anne O. Krueger
Director

/s/ Eric T. Nord                                            January 26, 2001
--------------------------
Eric T. Nord
Director


/s/ Evan W. Nord                                            January 26, 2001
--------------------------
Evan W. Nord
Director


/s/ William L. Robinson                                     January 26, 2001
--------------------------
William L. Robinson
Director


/s/ Benedict P. Rosen                                       January 26, 2001
--------------------------
Benedict P. Rosen
Director

                              NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                         INDEX TO FINANCIAL STATEMENTS


                               INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED OCTOBER 29, 2000

                               NORDSON CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                 (Item 14(a)(1))




                                                                 Page Reference
                                                                 --------------


Data incorporated by reference from the 2000 Annual Report:
        Consolidated statement of income for
          the years ended October 29, 2000,
          October 31, 1999 and November 1, 1998                         22
        Consolidated balance sheet as of
          October 29, 2000 and October 31, 1999                         23
        Consolidated statement of cash flows
          for the years ended October 29, 2000,
          October 31, 1999 and November 1, 1998                         24
        Consolidated statement of shareholders'
          equity for the years ended October 29, 2000,
          October 31, 1999 and November 1, 1998                         25
        Notes to consolidated financial statements                   26-39
        Report of independent auditors                                  39



                The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 2000 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 2000 Annual Report is not to be deemed filed as part of this report.

                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number                   Description
------                   -----------
(3)                      Articles of Incorporation and By-Laws

3-a                          1989 Amended Articles of Incorporation
                                 (incorporated herein by reference to Exhibit
                                 3-a to Registrant's Annual Report on Form 10-K
                                 for the year-ended October 31, 1999)

3-b                          1998 Amended Regulations (incorporated herein by
                                 reference to Exhibit 3-b to Registrant's Annual
                                 Report on Form 10-K for the year-ended November
                                 1, 1998)

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

(10)                     Material Contracts

10-a                         Nordson Corporation 1995 Management Incentive
                                 Compensation Plan as Amended (incorporated
                                 herein by reference to Exhibit 10-a to
                                 Registrant's Annual Report on Form 10-K for the
                                 year-ended November 2, 1997)*

10-a-1                       Nordson Corporation 1995 Management Incentive
                                 Compensation Plan - Exhibit 1 for 1998 Plan
                                 Year (incorporated herein by reference to
                                 Exhibit 10-a-1 to Registrant's Annual Report on
                                 Form 10-K for the year-ended November 2, 1997)*

10-b                         Nordson Corporation Deferred Compensation Plan*


                              NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                       Description
------                       -----------

10-c                         Board of Directors Deferred Compensation Plan, as
                                 amended October 27, 1988 (incorporated herein
                                 by reference to Exhibit 10-e to Registrant's
                                 Annual Report on Form 10-K for the year-ended
                                 October 31, 1999)*

10-d                         Indemnity Agreement (incorporated herein by
                                 reference to Exhibit 10-g to Registrant's
                                 Annual Report on Form 10-K for the year-ended
                                 November 3, 1996)*

10-e                         Restated Nordson Corporation Excess Defined
                                 Contribution Retirement Plan (incorporated
                                 herein by Reference to Exhibit 10-h to
                                 Registrant's Annual Report Form 10-K for the
                                 year-ended November 2, 1997)*

10-e-1                       First Amendment to Nordson Corporation Excess
                                 Defined Contribution Retirement Plan*

10-f                         Nordson Corporation Excess Defined Benefit Pension
                                 Plan (incorporated herein by reference to
                                 Exhibit 10-i to Registrant's Annual Report on
                                 Form 10-K for the year-ended November 2, 1997)*

10-f-1                       First Amendment to Nordson Corporation Excess
                                 Defined Benefit Pension Plan*

10-f-2                       Second Amendment to Nordson Corporation Excess
                                 Defined Benefit Retirement Plan*

10-g                         Nordson Corporation Officers' Deferred Compensation
                                 Plan (incorporated herein by reference to
                                 Exhibit 10-j to Registrant's Annual Report on
                                 Form 10-K for the year-ended November 2, 1997)*

10-h                         Employment Agreement between the Registrant and
                                 Edward P. Campbell (incorporated herein by
                                 reference to Exhibit 10-k to Registrant's
                                 Annual Report on Form 10-K for the year ended
                                 November 1, 1998)*

10-i                         1989 Stock Option Plan, as amended December 20,
                                 1991 (incorporated herein by reference to
                                 Exhibit 10-l to Registrant's Annual Report on
                                 Form 10-K for the year-ended November 3, 1996)*

10-j                         Nordson Corporation 1993 Long-Term Performance
                                 Plan (as amended on March 12, 1998)*


10-k                         1988 Amended and Restated Stock Appreciation Rights
                                 Plan*

                              NORDSON CORPORATION

                               INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit
Number                       Description
------                       -----------

10-l                         Consulting Agreement between the Registrant and
                                 William P. Madar (incorporated herein by
                                 reference to Exhibit 10-p to Registrant's
                                 Annual Report on Form 10-K for the year-ended
                                 November 2, 1997)*

10-m                         Nordson Corporation Assurance Trust Agreement
                                 (incorporated herein by reference to Exhibit
                                 10-q to Registrant's Annual Report on Form 10-K
                                 for the year-ended November 1, 1998)

10-m-1                       Employment Agreement (Change in Control) between
                                 the Registrant and Edward P. Campbell
                                 (incorporated herein by reference to Exhibit
                                 10-q-1 to Registrant's Annual Report on Form
                                 10-K for the year-ended November 1, 1998)*

10-m-2                       Form of Employment Agreement (Change in Control)
                                 between the Registrant and Officers - excluding
                                 Edward P. Campbell - (incorporated herein by
                                 reference to Exhibit 10-q-2 to Registrant's
                                 Annual Report on Form 10-K for the year-ended
                                 November 1, 1998)*

(13)                     Selected portions of the 2000 Annual Report

13-a                         Management's Discussion and Analysis (pages 18
                                 through 21 of the 2000 Annual Report)

13-b                         Consolidated Statement of Income (page 22 of the
                                 2000 Annual Report)

13-c                         Consolidated Balance Sheet (page 23 of the 2000
                                 Annual Report)

13-d                         Consolidated Statement of Cash Flows (page 24 of
                                 the 2000 Annual Report)

13-e                         Consolidated Statement of Shareholders' Equity
                                 (page 25 of the 2000 Annual Report)

13-f                         Notes to Consolidated Financial Statements (pages
                                 26 through 39 of the 2000 Annual Report)

13-g                         Report of Independent Auditors (page 39 of the 2000
                                 Annual Report)

13-h                         Eleven-Year Summary (pages 40 and 41 of the 2000
                                 Annual Report)

13-i                         Shareholder Information (page 44 of the 2000 Annual
                                 Report)

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

(23)                     Consent of Independent Auditors

(99)                     Additional Exhibits

99-a                         Form S-8 Undertakings (Nos. 33-32201, 2-82915,
                                 33-18279, 33-20451, 33-20452, 33-18309 and
                                 33-33481)

99-b                         Form S-8 Undertakings (No. 2-66776)



                         * Indicates management contract or compensatory plan,
                             contract or arrangement in which one or more directors and/or executive officers of Nordson
                             Corporation may be participants.

