Form 10-Q
period 2001-01-28
NORDSON CORP
filed 2001-03-14
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 28, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ___________________   to  ___________________

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
Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Shares without par value as of January 31, 2001: 32,576,554

NORDSON CORPORATION

INDEX

Part I — Financial Information		Page Number

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statement of Income —

	Thirteen Weeks ended January 28, 2001 and January 30, 2000	3

	Condensed Consolidated Balance Sheet —

	January 28, 2001 and October 29, 2000	4

	Condensed Consolidated Statement of Cash Flows —

	Thirteen Weeks ended January 28, 2001 and January 30, 2000	5

	Notes to Condensed Consolidated Financial

	Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Part II — Other Information

Item 6.	Exhibits and Reports on Form 8-K

	Signature	15

		16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended

	January 28, 2001	January 30, 2000

Sales	$175,333	$152,888

Cost of sales	77,313	66,721

Selling & administrative expenses	75,532	73,130

Goodwill amortization	4,000	1,439

Severance and restructuring costs	126	2,840

Operating profit	18,362	8,758

Other income (expense):

Interest expense	(7,814)	(2,645)

Interest and investment income	169	232

Other — net	1,042	934

Income before income taxes	11,759	7,279

Income taxes	4,233	2,511

Net income	$7,526	$4,768

Common Shares	32,453	32,660

Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	475	214

Common shares and common share equivalents	32,928	32,874

Earnings per share:

Basic	$.23	$.15

Diluted	$.23	$.15

Dividends per common share	$.14	$.13

      See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	January 28, 2001	October 29, 2000

ASSETS

Current assets:

Cash and cash equivalents	$171	$785

Marketable securities	30	30

Receivables	188,494	191,371

Inventories	150,807	134,922

Deferred income taxes	32,337	32,747

Prepaid expenses	10,155	9,383

Total current assets	381,994	369,238

Property, plant and equipment — net	136,453	126,910

Intangible assets — net	352,594	93,763

Other assets	19,350	20,129

	$890,391	$610,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$349,290	$91,697

Accounts payable	46,592	74,151

Current portion of long-term debt	17,230	4,230

Other current liabilities	74,605	82,930

Total current liabilities	487,717	253,008

Long-term debt	97,804	60,800

Other liabilities	51,472	49,009

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	106,106	103,142

Retained earnings	496,256	493,273

Accumulated other comprehensive (loss)	(10,952)	(11,946)

Common shares in treasury, at cost	(349,633)	(348,979)

Deferred stock-based compensation	(632)	(520)

Total shareholders’ equity	253,398	247,223

	$890,391	$610,040

      See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Thirteen Weeks Ended

	January 28, 2001	January 30, 2000

Cash flows from operating activities:

Net income	$7,526	$4,768

Severance and restructuring costs	—	2,840

Depreciation and amortization	10,385	7,525

Changes in operating assets and liabilities	(38,194)	4,193

Other — net	4,006	1,887

	(16,277)	21,213

Cash flows from investing activities:

Additions to property, plant and equipment	(8,284)	(7,520)

Acquisition of new business	(280,351)	—

	(288,635)	(7,520)

Cash flows from financing activities:

Net proceeds from notes payable	257,525	7,994

Net proceeds (repayment) of long-term debt	49,123	(1,064)

Issuance of common shares	2,479	376

Purchase of treasury shares	(372)	(3,715)

Dividends paid	(4,541)	(4,240)

	304,214	(649)

Effect of exchange rate changes on cash	84	(843)

Increase (decrease) in cash	(614)	12,201

Cash and cash equivalents
Beginning of fiscal year	785	16,030

End of period	$171	$28,231

      See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2001

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 28, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 29, 2000.

2.	Revenue recognition. Revenues are recognized when customer orders are complete and shipped. Accruals for the cost of product warranties are maintained for anticipated future claims. A limited number of the Company’s large engineered system sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized for a given accounting period is based on the ratio of actual costs incurred to total estimated costs at completion.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

(in dollars in thousands)	January 28, 2001	October 29, 2000

Finished goods	$45,380	$38,732

Work-in process	34,741	30,433

Raw materials and finished parts	70,686	65,757

	$150,807	$134,922

5.	Accounting changes. The Company adopted Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amended Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133) for fiscal year 2001, which began on October 30, 2000. The adoption of FAS 138 did not have a material effect on the financial statements of the Company.

For the quarter ended January 28, 2001, the Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” which summarizes the staff’s views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The adoption of this Bulletin did not require the Company to alter its current revenue recognition policies therefore it did not have a material effect on the financial statements of the Company.

6.	Comprehensive income. Comprehensive income for the thirteen weeks ended January 28, 2001 and January 30, 2000 is as follows:

	Thirteen Weeks Ended

(dollars in thousands)	January 28, 2001	January 30, 2000

Net income	$7,526	$4,768

Foreign currency translation adjustments	994	1,296

Comprehensive income	$8,520	$6,064

Accumulated other comprehensive gain (loss), consisting entirely of accumulated foreign currency translation adjustments as of January 28, 2001 and January 30, 2000 is as follows:

(dollars in thousands)	January 28, 2001	January 30, 2000

Beginning balance	$(11,946)	$(7,521)

Current-period change	994	1,296

Ending balance	$(10,952)	$(6,225)

7.	Operating segments. The Company conducts business across three primary businesses: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 29, 2000.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily though a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing	Coating
	& Nonwoven	&	Advanced
	Fiber	Finishing	Technology
(in thousands)	Systems	Systems	Systems	Corporate		Total

Thirteen weeks ended January 28, 2001

Net external sales	$97,989	$28,818	$48,526	$—		$175,333

Operating profit (loss)	16,002	(325)	12,036	(9,351	)(a)	18,362

Thirteen weeks ended January 30, 2000

Net external sales	$98,034	$29,440	$25,414	$—		$152,888

Operating profit (loss)	18,986	(1,165)	1,032	(10,095	)(a)	8,758

(a)	Includes severance and restructuring costs of $.1 million and $2.8 million for 2001 and 2000, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended

(dollars in thousands)	January 28, 2001	January 30, 2000

Total operating income for Reported segments	$18,362	$8,758

Interest expense	(7,814)	(2,645)

Interest and investment income	169	232

Other — net	1,042	934

Income before income taxes	$11,759	$7,279

The Company has significant sales in the following geographic regions:

	Thirteen weeks ended

(dollars in thousands)	January 28, 2001	January 30, 2000

North America	$84,691	$68,342

Europe	47,344	49,640

Japan	19,897	19,268

Pacific South	23,401	15,638

	$175,333	$152,888

8.	Derivative Instruments and Hedging Activities. In June 2000, the Financial Accounting Standards Board issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amends Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires an entity to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the entity’s rights or obligations under the applicable derivative contract.

The Company uses derivatives to moderate the financial market risks of its business operations. Derivatives such as forward contracts may be used to hedge the foreign currency market exposures underlying certain assets and liabilities and forecasted transactions. The Company may also enter into interest rate swap agreements to modify the interest characteristics of its long-term debt. Additionally, the Company may use foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to protect the value of its investment in its wholly owned foreign subsidiaries.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings for the current period. For hedges of net investment in foreign operations, realized and unrealized gains and losses are not included in net income, but are shown in the Cumulative Translation Adjustment account included in Other Comprehensive Income.

At January 28, 2001, the Company had designated an interest rate swap as a fair value hedge. This derivative qualified for the short-cut method, therefore no gain or loss related to ineffectiveness was recognized. The swap was recorded with a fair market value of $176,000 in Other Assets on the Condensed Consolidated Balance Sheet.

The Company economically hedges intercompany receivables and payables with foreign exchange contracts, which are usually short-term in nature. These derivatives are not designated as fair value hedges. All changes in the fair value of these contracts are included in Other Income (Expense), Other — net, on the Condensed Consolidated Statement of Income. Gains of $237,000 and $628,000 were recognized from changes in fair value of these contracts as of January 28, 2001 and January 30, 2000, respectively.

For the quarter ended January 28, 2001, net gains of $532,000 were included in the Cumulative Translation Adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

9.	Acquisition. On September 21, 2000, Nordson entered into a stock purchase agreement to purchase all of the outstanding shares of EFD Inc. (EFD), a privately held company headquartered in East Providence, Rhode Island. The transaction closed on October 30, 2000. Assets acquired mainly consisted of trade accounts receivable, inventories and property, plant and equipment.

The purchase price paid for EFD pursuant to the stock purchase agreement was $280 million. The acquisition was accounted for using the purchase method of accounting. Funds to finance the acquisition were obtained from cash on hand, existing credit facility agreements and proceeds from long-term debt. Internally generated cash flow of the Company and EFD will be used to pay down this debt.

EFD is the one of the world’s leading producers of precision, low-pressure, industrial dispensing valves and components. EFD’s valve applicators are used to dispense a variety of fluids, including solder paste, electronic coatings and adhesives, fluxes, inks, paints, sealants and solvents. EFD’s products are especially well suited for the high-growth electronics and medical products markets. Nordson intends to continue to utilize the assets acquired in this transaction in substantially the same manner as they were employed prior to the acquisition.

The assets acquired and liabilities assumed were recorded at estimated fair market values. Goodwill is being amortized on a straight-line basis over 25 years. The preliminary allocation of the purchase price and the estimated goodwill are as follows:

Estimated fair market values:

Assets acquired	$21,580

Liabilities assumed	(3,412)

Goodwill	262,688

Purchase price	280,856

Less cash acquired	(505)

Net cash paid	$280,351

Pro Forma Financial Information

The following unaudited pro forma financial information for the thirteen weeks ended January 30, 2000 assumes the acquisition occurred as of the beginning of the respective period, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of EFD been effected on the date indicated, nor are they necessarily indicative of Nordson’s future results of operations.

Thirteen weeks ended
(dollars in thousands)	January 30, 2000

Sales	$167,897

Net income	4,351

Basic earnings per share	.13

Diluted earnings per share	.13

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the first quarter of 2001 were $175.3 million, a 14.7% increase over sales of $152.9 million for the comparable period of 2000. Volume increased 20.5%, with the effect of the stronger dollar on currency translations accounting for the difference.

The Company’s advanced technology systems segment drove overall gains. Sales volume, excluding EFD, grew 33% compared to the same period of 2000. Volume for the Company’s adhesive dispensing systems business grew 7%, led by accelerated sales in the nonwoven and fiber systems businesses. Volume for the Company’s coating and finishing systems business grew 3% when compared to the same period of 2000. It is estimated that the effect of price increases on total revenues was less than 1%.

In North America and Europe, volume increased 24% and 10%, respectively, primarily as a result of the acquisition of EFD at the beginning of the quarter. Activity in the Company’s Pacific South region was particularly strong, led by significant growth in the Company’s advanced technology systems business. In Japan, local sales volume was up 9%, mainly attributable to increased sales in the nonwoven systems business.

OPERATING PROFIT

Operating profit, as a percentage of sales, including the effect of severance and restructuring costs, increased to 10.5% for the first quarter of 2001 from 5.7% for the first quarter of 2000. Excluding these costs, operating profit as a percentage of sales was 10.5% for the first quarter of 2001 and 7.6% for 2000.

The gross margin rate decreased for the first quarter from 56.4% in 2000 to 55.9% in 2001. Lower margins are mainly attributable to unfavorable currency effects combined with the mix of products sold in the adhesive dispensing systems and coating and finishing systems businesses.

At the beginning of fiscal 2000, the Company announced Action 2000, a two-year program of broad-based initiatives to improve performance and reduce costs. During 2000, the Company’s Action 2000 initiative resulted in the recognition of $9.0 million of non-recurring charges. Of this amount, $7.5 million of severance and related benefit payments were made to approximately 250 salaried employees. The remainder represents severance obligations due to approximately 125 hourly manufacturing employees. It is anticipated that the program will be substantially complete by the end of fiscal year 2001 and that additional costs of approximately $2.0 million, primarily related to severance payments, will be incurred during the last three quarters of 2001.

Selling and administrative expenses increased 3.3% for the first quarter of 2001 compared to the same period of 2000. The increase is mainly attributable to the operating expenses of EFD. Goodwill amortization for the first quarter of 2001 increased $2.5 million, mainly as a result of goodwill related to the EFD acquisition.

NET INCOME

For the first quarter of 2001, net income, as a percentage of sales, increased to 4.3% from 3.1% for the same period of 2000. Net interest expense increased $5.2 million as a result of higher levels of borrowing to fund the EFD acquisition.

Net income for the first quarter of 2001 was $7.5 million or $.23 per share on a diluted basis compared with $4.8 million or $.15 per share on a diluted basis in 2000. Excluding the effect of severance costs associated with the Company’s Action 2000 initiative, net income for the first quarter of 2001 was $7.6 million or $.23 per share on a diluted basis compared with $6.6 million or $.20 per share for the same period of 2000. Cash earnings per share on a diluted basis, which consists of net earnings adjusted for goodwill amortization related to business acquisitions, was $.35 per share for 2001 and $.19 per share for 2000. All per-share amounts have been restated to reflect a two-for-one stock split effective September 12, 2000.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the first quarter 2001 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2000 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2001 were translated at exchange rates in effect during the first quarter of 2000, sales would have been approximately $8,906,000 higher while third-party costs and expenses would have been approximately $5,906,000 higher.

FINANCIAL CONDITION

During the first quarter of 2001, net assets increased $6,175,000. This increase is primarily due to earnings of $7,526,000, an increase of $994,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was weaker against other currencies than at the prior year end and the net issuance of Nordson stock totaling $2,479,000, offset by the payment of $4,541,000 in dividends.

Working capital, as of the end of the quarter, decreased $221,953,000 over the prior year-end. This change consisted primarily of an increase in notes payable and current portion of long-term debt, offset by increases in inventories and decreases in accounts payable and accrued liabilities. All changes include slight increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies.

Inventories increased as a result of acquired inventory from EFD as well as replenishment of stock depleted from strong fourth quarter sales, accounts payable decreased as a result of payments made for purchases from year-end and accrued liabilities decreased from the payment of bonuses and profit sharing incentives during the first quarter of 2001. Notes payable, current portion of long-term debt and long-term debt all increased to fund the EFD acquisition.

Cash and cash equivalents decreased $614,000 during the first quarter of 2001. Cash used by operating and investing activities was $304,912,000 and cash provided by net proceeds from financing activities was $304,214,000. Uses for cash included the acquisition of EFD, outlays for capital expenditures and payments of dividends. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

OUTLOOK

The Company continues to move forward with Action 2000 Initiatives with the consolidation of its domestic adhesive dispensing businesses and the restructuring of operations in Japan. With the completion of the acquisition of EFD, the alignment of the two companies continues to progress smoothly. While the pace of business in the first quarter was strong, in recent weeks there has been a slowing in order rate.

SAFE HARBOR STATEMENTS
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The statements in the paragraph titled “Outlook” that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 26, 2001. The information disclosed has not changed materially in the interim period since October 29, 2000, except that the Company is now subject to interest rate risk as it relates to a portion of its long-term debt.

The tables below present principal cash flows (in thousands) and related weighted-average interest rates by expected maturity dates of long-term debt.

				Expected maturity date

January 28, 2001						There-		Fair
	2001	2002	2003	2004	2005	After	Total	Value

Long-term debt, including current portion
Fixed rate debt (US$)	$8,000	$8,000	$8,000	$8,000	$8,000	$50,000	$90,000	$91,505

Average interest rate	7.19%	7.14%	7.08%	7.00%	6.91%	6.78%	7.19%

				Expected maturity date

January 30, 2000						There-		Fair
	2000	2001	2002	2003	2004	After	Total	Value

Long-term debt, including current portion
Fixed rate debt (US$)	$—	$—	$—	$—	$—	$50,000	$50,000	$47,806

Average interest rate						6.78%	6.78%

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K filed for the quarter ended January 28, 2001

Current report on Form 8-K, dated November 13, 2000, related to the acquisition of EFD.

Current report on Form 8-K/A, dated January 12, 2001, attaching the required information related to the acquisition of EFD, including audited financial statements of EFD for the three years ended December 31, 1999, 1998 and 1997, unaudited pro forma condensed combined statements of income for the nine months ended July 30, 2000 and the year-ended October 31, 1999 and an unaudited pro forma condensed combined balance sheet as of July 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 14, 2001		Nordson Corporation

		By:	/s/ Peter S. Hellman Peter S. Hellman Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Nicholas D. Pellecchia Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)