Form 10-Q
period 2001-04-29
NORDSON CORP
filed 2001-06-13
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number     0-7977

NORDSON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0590250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio	44145

(Address of principal executive offices)	(Zip Code)

      Registrant’s telephone number, including area code: (440) 892-1580

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of April 29, 2001: 32,701,230

NORDSON CORPORATION

INDEX

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	April 29, 2001	April 30, 2000	April 29, 2001	April 30, 2000

Sales	$192,825	$186,647	$368,158	$339,535

Cost of sales	85,706	84,653	163,019	151,374

Selling & administrative expenses	80,724	75,054	156,256	148,184

Goodwill amortization	4,026	1,436	8,026	2,875

Restructuring and severance costs	1,323	3,918	1,449	6,758

Operating profit	21,046	21,586	39,408	30,344

Other income (expense):

Interest expense	(7,917)	(2,798)	(15,731)	(5,443)

Interest and investment income	181	239	350	471

Other — net	269	664	1,311	1,598

Income before income taxes	13,579	19,691	25,338	26,970

Income taxes	4,572	6,794	8,805	9,305

Net income	$9,007	$12,897	$16,533	$17,665

Common Shares	32,618	32,442	32,535	32,578

Common share equivalents	343	72	410	144

Common shares and common share equivalents	32,961	32,514	32,945	32,722

Earnings per share:

Basic	$.28	$.40	$.51	$.54

Diluted	$.27	$.40	$.50	$.54

Dividends per common share	$.14	$.13	$.28	$.26

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	April 29, 2001	October 29, 2000

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$332	$785

Marketable securities	30	30

Receivables	176,025	191,371

Inventories	157,588	134,922

Deferred income taxes	32,485	32,747

Prepaid expenses	8,651	9,383

Total current assets	375,111	369,238

Property, plant and equipment — net	138,031	126,910

Intangible assets — net	348,553	93,763

Other assets	19,157	20,129

	$880,852	$610,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$337,218	$91,697

Accounts payable	47,481	74,151

Current portion of long-term debt	17,230	4,230

Other current liabilities	76,973	82,930

Total current liabilities	478,902	253,008

Long-term debt	93,636	60,800

Other liabilities	51,572	49,009

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	108,285	103,142

Accumulated other comprehensive loss	(15,140)	(11,946)

Retained earnings	500,702	493,273

Common shares in treasury, at cost	(348,820)	(348,979)

Deferred stock-based compensation	(538)	(520)

Total shareholders’ equity	256,742	247,223

	$880,852	$610,040

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Twenty-Six Weeks Ended

	April 29, 2001	April 30, 2000

Cash flows from operating activities:

Net income	$16,533	$17,665

Depreciation and amortization	20,334	14,894

Changes in operating assets and liabilities	(33,924)	7,892

Other — net	666	3,397

	3,609	43,848

Cash flows from investing activities:

Additions to property, plant and equipment	(15,533)	(13,159)

Acquisition of new businesses	(280,351)	—

	(295,884)	(13,159)

Cash flows from financing activities:

Net proceeds from notes payable	247,658	2,150

Net payment of long-term debt	47,301	(3,366)

Issuance of common shares	5,553	1,704

Purchase of treasury shares	(436)	(12,639)

Dividends paid	(9,104)	(8,466)

	290,972	(20,617)

Effect of exchange rate changes on cash	850	(1,332)

Increase in cash	(453)	8,740

Cash and cash equivalents Beginning of fiscal year	785	16,030

End of period	$332	$24,770

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2001

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 29, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 29, 2000.

2.	Revenue recognition. Revenues are recognized when customer orders are complete and shipped. Accruals for the cost of product warranties are maintained for anticipated future claims. A limited number of the Company’s large engineered system sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized for a given accounting period is based on the ratio of actual costs incurred to total estimated costs at completion.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

(in dollars in thousands)	April 29, 2001	October 29, 2000

Finished goods	$46,121	$38,732

Work-in process	38,883	30,433

Raw materials and finished parts	72,584	65,757

	$157,588	$134,922

5.	Accounting changes. The Company adopted Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amended Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133) for fiscal year 2001, which began on October 30, 2000. The adoption of FAS 138 did not have a material effect on the financial statements of the Company.

For the quarter ended January 28, 2001, the Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” which summarizes the staff’s views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The adoption of this Bulletin did not require the Company to alter its current revenue recognition policies. Therefore, it did not have a material effect on the financial statements of the Company.

6.	Comprehensive income. Comprehensive income for the thirteen and twenty-six weeks ended April 29, 2001 and April 30, 2000 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	April 29, 2001	April 30, 2000	April 29, 2001	April 30, 2000

(in thousands)
Net income	$9,007	$12,897	$16,533	$17,665

Foreign currency translation	(4,188)	(971)	(3,194)	325

Adjustments

Comprehensive income	$4,819	$11,926	$13,339	$17,990

Accumulated other comprehensive gain (loss), consisting entirely of accumulated foreign currency translation adjustments as of April 29, 2001 and April 30, 2000 is as follows:

(dollars in thousands)	April 29, 2001	April 30, 2000

Beginning balance	$(11,946)	$(7,521)

Current-period change	(3,194)	325

Ending balance	$(15,140)	$(7,196)

7.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 29, 2000.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily though a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing	Coating
	& Nonwoven	&	Advanced
	Fiber	Finishing	Technology
(in thousands)	Systems	Systems	Systems	Corporate		Total

Thirteen weeks ended April 29, 2001

Net external sales	$107,488	$35,058	$50,279	$—		$192,825

Operating profit (loss)	21,151	3,228	11,624	(14,957	)(a)	21,046

Thirteen weeks ended April 30, 2000

Net external sales	$112,389	$36,649	$37,609	$—		$186,647

Operating profit (loss)	26,111	2,908	8,199	(15,632	)(a)	21,586

Twenty-six weeks ended April 29, 2001

Net external sales	$205,477	$63,876	$98,805	$—		$368,158

Operating profit (loss)	37,153	2,903	23,660	(24,308	)(a)	39,408

Twenty-six weeks ended April 30, 2000

Net external sales	$210,424	$66,088	$63,023	$—		$339,535

Operating profit (loss)	45,097	1,743	9,231	(25,727	)(a)	30,344

(a)	For the thirteen and twenty-six weeks ended April 29, 2001, this amount includes severance and restructuring costs of $1,323 and $1,449, respectively. For the thirteen and twenty-six weeks ended April 30, 2000, this amount includes severance and restructuring costs of $3,918 and $6,758, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended

(dollars in thousands)	April 29, 2001	April 30, 2000

Total operating income for Reported segments	$21,046	$21,586

Interest expense	(7,917)	(2,798)

Interest and investment income	181	239

Other — net	269	664

Income before income taxes	$13,579	$19,691

	Twenty-six weeks ended

(dollars in thousands)	April 29, 2001	April 30, 2000

Total operating income for Reported segments	$39,408	$30,344

Interest expense	(15,731)	(5,443)

Interest and investment income	350	471

Other — net	1,311	1,598

Income before income taxes	$25,338	$26,970

The Company has significant sales in the following geographic regions:

	Thirteen weeks ended

(dollars in thousands)	April 29, 2001	April 30, 2000

North America	$95,516	$89,613

Europe	59,877	61,213

Japan	17,475	15,895

Pacific South	19,957	19,926

Total	$192,825	$186,647

	Twenty-Six weeks ended

(dollars in thousands)	April 29, 2001	April 30, 2000

North America	$180,207	$157,955

Europe	107,221	110,853

Japan	37,372	35,163

Pacific South	43,358	35,564

Total	$368,158	$339,535

8.	Derivative Instruments and Hedging Activities. In June 2000, the Financial Accounting Standards Board issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amends Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires an entity to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the entity’s rights or obligations under the applicable derivative contract.

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

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings for the current period. For hedges of net investment in foreign operations, realized and unrealized gains and losses are not included in net income, but are shown in the Cumulative Translation Adjustment account included in Other Comprehensive Income. Hedges of intercompany receivables and payables are not considered fair value hedges, and the fair value of the contracts is included in earnings for the current period.

At April 29, 2001, the Company had designated an interest rate swap as a fair value hedge. This derivative qualified for the short-cut method. The swap was recorded with a fair market value of $206,000 in Other Assets on the Condensed Consolidated Balance Sheet.

The Company economically hedges intercompany receivables and payables with foreign exchange contracts, which are usually short-term in nature. These derivatives are not designated as fair value hedges. All changes in the fair value of these contracts are included in Other Income (Expense), Other — net, on the Condensed Consolidated Statement of Income. Gains of $259,000 and $860,000 were recognized from changes in fair value of these contracts for the twenty-six weeks ended April 29, 2001 and April 30, 2000, respectively. Gains of $22,000 and $232,000 were recognized for the thirteen weeks ended April 29, 2001 and April 30, 2000, respectively.

For the twenty-six weeks ended April 29, 2001, net gains of $1,832,000 were included in the Cumulative Translation Adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investments in foreign operations.

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

Pro Forma Financial Information

The following unaudited pro forma financial information for the thirteen and twenty-six weeks ended April 30, 2000 assumes the acquisition occurred as of the beginning of the respective period, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of EFD been effected on the date indicated, nor are they necessarily indicative of Nordson’s future results of operations.

	Thirteen weeks ended	Twenty-six weeks ended
(dollars in thousands)	April 30, 2000	April 30, 2000

Sales	$202,066	$369,963

Net income	12,805	17,156

Basic earnings per share	.40	.53

Diluted earnings per share	.39	.52

10.	Subsequent Event. On May 17, 2001 the Company replaced its short and long term revolving credit agreements with an agented $350 million revolving credit line. This facility consists of two parts: a $100 million 364 day facility that can be extended for one year and a $250 million 5 year facility. On May 17, there was $163.4 million outstanding with a weighted average interest rate of 5.33%. In addition, also on May 17, 2001, the company placed $100 million with a number of insurance companies. The weighted average interest rate was 7.02% and the weighted average life was 6.5 years.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the second quarter of 2001 were $192.8 million, a 3.3% increase over sales of $186.6 million for the comparable period of 2000. Volume increased 6.6%, with the effect of the stronger dollar on currency translations accounting for the difference.

The Company’s advanced technology systems segment drove overall gains. Sales volume grew 35% compared to the same period of 2000 due to the acquisition of EFD. Excluding EFD, volume for this group was down 6% due to lower electronics and UV Curing sales. Volume for the Company’s adhesive dispensing systems business was flat compared to the second quarter of 2000, and volume of the coating and finishing segment was down less than 1%. It is estimated that the effect of price increases on total revenues was less than 1%.

Second quarter sales volume was up 7% in North America, 4% in Europe, and 2% in the Pacific South region, primarily due to the acquisition of EFD. In Japan, local sales volume was up 21%, mainly attributable to increased sales in the coating and finishing businesses.

On a year-to-date basis, worldwide sales increased 8.4% from 2000. Volume gains of 12.9% were partially offset by the effect of the stronger dollar. Sales volume of the advanced technology segment grew 58.3%. Excluding EFD, sales volume increased 9.9%, led by the electronics and plasma businesses. Sales volume of the adhesive dispensing segment increased 3.1%, primarily due to the nonwoven fiber business. Sales volume of the coating and finishing segment was up less than 1% from 2000.

Sales volume for the first two quarters of 2001 increased in all four geographic regions, with North America up 14%, Europe up 7%, Japan up 14% and Pacific South up 24%. The acquisition of EFD contributed to all regions, and the electronics business was particularly strong in the Pacific South region.

OPERATING PROFIT

Operating profit, as a percentage of sales, including the effect of severance and restructuring costs, decreased to 10.9% for the second quarter of 2001 from 11.6% for the second quarter of 2000. Excluding these costs, operating profit as a percentage of sales, was 11.6% for the second quarter of 2001 and 13.7% for 2000.

For the first half of 2001, operating profit, as a percentage of sales, was 10.7%, compared to 8.9% last year. Excluding severance and restructuring costs, operating profit as a percentage of sales increased slightly from 10.9% in 2000 to 11.1% in the current year.

The gross margin percentage increased for the second quarter from 54.6% in 2000 to 55.6% in 2001. The year-to-date gross margin percentage increased slightly from 55.4% last year to 55.7% this year. Higher EFD margins were partially offset by unfavorable currency effects.

At the beginning of fiscal 2000, the Company announced Action 2000, a two-year program of broad-based initiatives to improve performance and reduce costs. During 2000, the Company’s Action 2000 initiative resulted in the recognition of $9.0 million of non-recurring charges for severance and related benefit payments. Of this amount, $7.5 million was paid in fiscal 2000, and the remainder was paid during the second quarter of 2001. It is anticipated that the program will be substantially complete by the end of fiscal year 2001 and that additional costs of approximately $2.0 million, primarily related to severance payments, will be incurred during the last half of 2001.

Selling and administrative expenses increased 7.6% and 5.4% for the thirteen and twenty-six weeks, respectively, of 2001 compared to the same period of 2000. The increase is mainly attributable to the operating expenses of EFD. Goodwill amortization increased $2.6 million for the second quarter and $5.2 million year-to-date, mainly as a result of the EFD acquisition.

NET INCOME

Compared to 2000, net income, as a percentage of sales before severance and restructuring costs, decreased to 5.1% from 8.0% for the second quarter, and from 7.0% to 4.7% for the first half. Net interest expense increased $5.2 million for the quarter and $10.4 million for the year-to-date as a result of higher levels of borrowing to fund the EFD acquisition.

Net income for the second quarter of 2001 was $9.0 million or $.27 per share on a diluted basis compared with $12.9 million or $.40 per share on a diluted basis in 2000. Excluding the effect of severance costs associated with the Company’s Action 2000 initiative, net income for the second quarter of 2001 was $9.9 million or $.30 per share on a diluted basis compared with $15.5 million or $.48 per share for the same period of 2000.

Year-to-date net income for 2001 was $16.5 million or $.50 per share on a diluted basis compared with $17.7 million or $.54 per share on a diluted basis in 2000. Excluding the effect of severance costs associated with the Company’s Action 2000 initiative, year-to-date net income was $17.5 million or $.53 per share on a diluted basis in 2001, compared with $22.1 million or $.68 per share in 2000.

Cash earnings per share on a diluted basis, which consists of net income adjusted for goodwill amortization related to business acquisitions, was $.40 per share for the second quarter 2001 and $.44 per share for 2000. Year-to-date cash earnings were $.75 per share this year compared to $.63 per share last year. All per-share amounts have been restated to reflect a two-for-one stock split effective September 12, 2000.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the second quarter and the first half of 2001 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2000 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the second quarter 2001 were translated at exchange rates in effect during the second quarter of 2000, sales would have been approximately $6.2 million higher while third-party costs and expenses would have been approximately $3.5 million higher. If the transactions for year-to-date 2001 were translated at exchange rates in effect during 2000, sales would have been approximately $15.1 million higher, and third party costs and expenses would have been approximately $9.5 million higher.

FINANCIAL CONDITION

During the first half of 2001, net assets increased $9.5 million. This increase is primarily due to earnings of $16.5 million and the net issuance of Nordson stock totaling $5.6 million, offset by the payment of $9.1 million in dividends and $3.2 million from translating foreign net assets at the end of the second quarter when the U.S. dollar was stronger against other currencies than at the prior year end.

Working capital, as of the end of the quarter, decreased $220.0 million over the prior year-end. This change consisted primarily of an increase in notes payable and current portion of long-term debt and a decrease in accounts receivable, offset by increases in inventories and decreases in accounts payable and accrued liabilities. All changes include slight decreases from the effects of translating into U.S. dollars current amounts denominated in generally weaker foreign currencies.

Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 2000. Inventories increased as a result of acquired inventory from EFD as well as replenishment of stock depleted from strong fourth quarter sales. Accounts payable decreased as a result of payments made for purchases from year-end and accrued liabilities decreased from the payment of bonuses and profit sharing incentives during 2001. Notes payable, current portion of long-term debt and long-term debt all increased to fund the EFD acquisition.

Cash and cash equivalents decreased $.5 million during the first half of 2001. Cash used by investing activities was $295.9 million and cash provided by net proceeds from financing activities was $291.0 million. Uses for cash included the acquisition of EFD, outlays for capital expenditures and payments of dividends. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

On May 17, 2001 the Company replaced its short and long term revolving credit agreements with an agented $350 million revolving credit line. This facility consists of two parts: a $100 million 364 day facility that can be extended for one year and a $250 million 5 year facility. On May 17, there was $163.4 million outstanding with a weighted average interest rate of 5.33%. In addition, also on May 17, 2001, the company placed $100 million with a number of insurance companies. The weighted average interest rate was 7.02% and the weighted average life was 6.5 years.

OUTLOOK

The Company continues to move forward with Action 2000 Initiatives with the consolidation of its domestic adhesive dispensing businesses and the restructuring of operations in Japan. With the completion of the acquisition of EFD, the alignment of the two companies continues to progress smoothly.

\

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

The tables below present principal cash flows (in thousands) and related weighted-average interest rates by expected maturity dates of long-term debt.

				Expected maturity date

April 29, 2001						There-		Fair
	2001	2002	2003	2004	2005	After	Total	Value

Long-term debt, including current portion Fixed rate debt (US$)	$8,000	$8,000	$8,000	$8,000	$8,000	$50,000	$90,000	$91,731

Average interest rate	7.19%	7.14%	7.08%	7.00%	6.91%	6.78%	7.19%

				Expected maturity date

April 30, 2000						There-		Fair
	2000	2001	2002	2003	2004	After	Total	Value

Long-term debt, including current portion Fixed rate debt (US$)	$—	$—	$—	$—	$—	$50,000	$50,000	$48,016

Average interest rate	6.78%	6.78%	6.78%	6.78%	6.78%	6.78%	6.78%

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on March 8, 2001 for the purposes of electing three directors.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

William D. Ginn	For: Withheld:	29,958,177 795,310

Stephen R. Hardis	For: Withheld:	30,279,262 474,226

William L. Robinson	For: Withheld	30,308,891 444,597

In addition to the above directors, the following director’s terms of office continued after the meeting: Dr. Glenn R. Brown, Edward P. Campbell, William W. Colville, Dr. Anne O. Krueger, William P. Madar, Eric T. Nord, Evan W. Nord, and Benedict P. Rosen.

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	There were no reports on Form 8-K filed for the quarter ended April 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2001		Nordson Corporation

	By:	/s/ Peter S. Hellman Peter S. Hellman Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Nicholas D. Pellecchia Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)