Form 10-Q
period 2001-07-29
NORDSON CORP
filed 2001-09-12
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-7977

NORDSON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0590250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio	44145

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(440) 892-1580

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of July 29, 2001: 33,044,786

NORDSON CORPORATION

INDEX

			Page Number

Part I	—	Financial Information

Item 1.		Financial Statements (Unaudited)

		Condensed Consolidated Statement of Income — Thirteen and Thirty-Nine Weeks ended July 29, 2001 and July 30, 2000	3

		Condensed Consolidated Balance Sheet — July 29, 2001 and October 29, 2000	4

		Condensed Consolidated Statement of Cash Flows — Thirty -Nine Weeks ended July 29, 2001 and July 30, 2000	5

		Notes to Condensed Consolidated Financial Statements	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	17

Part II	—	Other Information

Item 6.		Exhibits and Reports on Form 8-K	18

		Signatures	19

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NORDSON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000

Sales	$175,333	$184,104	$543,491	$523,639

Cost of sales	83,661	82,299	246,680	233,673

Selling & administrative expenses	77,022	74,192	233,278	222,376

Goodwill amortization	4,014	1,423	12,040	4,298

Restructuring and severance costs	765	964	2,214	7,722

Operating profit	9,871	25,226	49,279	55,570

Other income (expense):

Interest expense	(7,022)	(3,051)	(22,753)	(8,494)

Interest and investment income	182	240	532	711

Other — net	5,593	435	6,904	2,033

Income before income taxes	8,624	22,850	33,962	49,820

Income taxes	2,997	7,883	11,802	17,188

Net income	$5,627	$14,967	$22,160	$32,632

Common Shares	32,781	32,238	32,617	32,488

Common share equivalents	302	306	374	216

Common shares and common share equivalents	33,083	32,544	32,991	32,704

Earnings per share:

Basic	$.17	$.47	$.68	$1.00

Diluted	$.17	$.46	$.67	$1.00

Dividends per common share	$.14	$.13	$.42	$.39

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	July 29, 2001	October 29, 2000

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$716	$785

Marketable securities	30	30

Receivables	159,844	191,371

Inventories	154,452	134,922

Deferred income taxes	33,938	32,747

Prepaid expenses	11,041	9,383

Total current assets	360,021	369,238

Property, plant and equipment — net	136,553	126,910

Intangible assets — net	344,996	93,763

Other assets	19,706	20,129

	$861,276	$610,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$220,335	$91,697

Accounts payable	43,260	74,151

Current portion of long-term debt	21,130	4,230

Other current liabilities	76,365	82,930

Total current liabilities	361,090	253,008

Long-term debt	188,610	60,800

Other liabilities	47,387	49,009

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	113,017	103,142

Accumulated other comprehensive loss	(17,241)	(11,946)

Retained earnings	501,747	493,273

Common shares in treasury, at cost	(345,083)	(348,979)

Deferred stock-based compensation	(504)	(520)

Total shareholders’ equity	264,189	247,223

	$861,276	$610,040

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
 (Dollars in thousands)

	Thirty-Nine Weeks Ended

	July 29, 2001	July 30, 2000

Cash flows from operating activities:

Net income	$22,160	$32,632

Depreciation and amortization	31,278	23,125

Changes in operating assets and liabilities	(23,984)	(13,861)

Other — net	(3,640)	5,466

	25,814	47,362

Cash flows from investing activities:

Additions to property, plant and equipment	(20,830)	(17,305)

Acquisition of new businesses	(280,351)	—

	(301,181)	(17,305)

Cash flows from financing activities:

Net proceeds from notes payable	130,657	7,592

Net payment of long-term debt	145,186	(6,195)

Issuance of common shares	13,992	3,872

Purchase of treasury shares	(446)	(15,839)

Dividends paid	(13,687)	(12,662)

	275,702	(23,232)

Effect of exchange rate changes on cash	(404)	(1,952)

Increase (Decrease) in cash	(69)	4,873

Cash and cash equivalents
Beginning of fiscal year	785	16,030

End of period	$716	$20,903

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2001

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 29, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 29, 2000. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Revenues are recognized when customer orders are complete and shipped. Accruals for the cost of product warranties are maintained for anticipated future claims. A limited number of the Company’s large engineered system sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized for a given accounting period is based on the ratio of actual costs incurred to total estimated costs at completion.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

(in dollars in thousands)	July 29, 2001	October 29, 2000

Finished goods	$48,525	$38,732

Work-in process	33,642	30,433

Raw materials and finished parts	72,285	65,757

	$154,452	$134,922

5.	Accounting changes. The Company adopted Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amended Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133) for fiscal year 2001, which began on October 30, 2000. The adoption of FAS 138 did not have a material effect on the financial statements of the Company.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The Company is required to adopt statements 141 and 142 effective November 4, 2002. Early adoption of the statements is permitted. The Company has not yet determined what the effect of the new rules will be on the earnings and financial position of the Company.

6.	Comprehensive income. Comprehensive income for the thirteen and thirty-nine weeks ended July 29, 2001 and July 30, 2000 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

(in thousands)	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000

Net income	$5,627	$14,967	$22,160	$32,632

Foreign currency translation Adjustments	(2,101)	(2,228)	(5,295)	(1,903)

Comprehensive income	$3,526	$12,739	$16,865	$30,729

Accumulated other comprehensive gain (loss), consisting entirely of accumulated foreign currency translation adjustments as of July 29, 2001 and July 30, 2000 is as follows:

(dollars in thousands)	July 29, 2001	July 30, 2000

Beginning balance	$(11,946)	$(7,521)

Current-period change	(5,295)	(1,903)

Ending balance	$(17,241)	$(9,424)

7.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 29, 2000.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily though a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing	Coating
	& Nonwoven	&	Advanced
	Fiber	Finishing	Technology
(in thousands)	Systems	Systems	Systems	Corporate		Total

Thirteen weeks ended

July 29, 2001

Net external sales	$107,528	$31,633	$36,172	$—		$175,333

Operating profit (loss)	19,989	(319)	4,579	(14,378	)(a)	9,871

Thirteen weeks ended

July 30, 2000

Net external sales	$113,319	$36,882	$33,903	$—		$184,104

Operating profit (loss)	26,699	3,543	6,023	(11,039	)(a)	25,226

Thirty-Nine weeks ended

July 29, 2001

Net external sales	$313,005	$95,509	$134,977	$—		$543,491

Operating profit (loss)	57,142	2,584	28,239	(38,686	)(a)	49,279

Thirty-Nine weeks ended

July 30, 2000

Net external sales	$323,286	$102,878	$97,475	$—		$523,639

Operating profit (loss)	71,796	5,286	15,254	(36,766	)(a)	55,570

(a)	For the thirteen and thirty-nine weeks ended July 29, 2001, this amount includes severance and restructuring costs of $765 and $2,214, respectively. For the thirteen and thirty-nine weeks ended July 30, 2000, this amount includes severance and restructuring costs of $964 and $7,722, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended

(dollars in thousands)	July 29, 2001	July 30, 2000

Total operating income for

Reported segments	$9,871	$25,226

Interest expense	(7,022)	(3,051)

Interest and investment income	182	240

Other — net	5,593	435

Income before income taxes	$8,624	$22,850

	Thirty-Nine weeks ended

(dollars in thousands)	July 29, 2001	July 30, 2000

Total operating income for

Reported segments	$49,279	$55,570

Interest expense	(22,753)	(8,494)

Interest and investment income	532	711

Other — net	6,904	2,033

Income before income taxes	$33,962	$49,820

The Company has significant sales in the following geographic regions:

	Thirteen weeks ended

(dollars in thousands)	July 29, 2001	July 30, 2000

North America	$88,251	$89,266

Europe	54,113	57,132

Japan	16,573	18,237

Pacific South	16,396	19,469

	$173,333	$184,104

	Thirty-Nine weeks ended

(dollars in thousands)	July 29, 2001	July 30, 2000

North America	$268,458	$247,222

Europe	161,334	167,984

Japan	53,945	53,400

Pacific South	59,754	55,033

	$543,491	$523,639

8.	Derivative Instruments and Hedging Activities. In June 2000, the Financial Accounting Standards Board issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 138) which amends Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires an entity to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the entity’s rights or obligations under the applicable derivative contract.

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

At July 29, 2001, the Company had designated an interest rate swap as a fair value hedge. This derivative qualified for the short-cut method. The swap was recorded with a fair market value of $203,000 in Other Assets on the Condensed Consolidated Balance Sheet.

The Company economically hedges intercompany receivables and payables with foreign exchange contracts, which are usually short-term in nature. These derivatives are not designated as fair value hedges. All changes in the fair value of these contracts are included in Other Income (Expense), Other – net, on the Condensed Consolidated Statement of Income. Gains of $22,000 and $581,000 were recognized from changes in fair value of these contracts for the thirty-nine weeks ended July 29, 2001 and July 30, 2000, respectively. Losses of $238,000 and $279,000 were recognized for the thirteen weeks ended July 29, 2001 and July 30, 2000, respectively.

For the thirty-nine weeks ended July 29, 2001, net gains of $1,603,000 were included in the Cumulative Translation Adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investments in foreign operations.

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

Pro Forma Financial Information

The following unaudited pro forma financial information for the thirteen and thirty-nine weeks ended July 31, 2000 assumes the acquisition occurred as of the beginning of the respective period, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of EFD been effected on the date indicated, nor are they necessarily indicative of Nordson’s future results of operations.

	Thirteen weeks ended	Thirty-nine weeks ended
(dollars in thousands)	July 31, 2000	July 31, 2000

Sales	$200,546	$570,509

Net income	15,131	32,287

Basic earnings per share	.47	.99

Diluted earnings per share	.46	.99

ITEM 2.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the third quarter of 2001 were $175.3 million, a 4.8% decrease from sales of $184.1 million for the comparable period of 2000. Volume decreased 1.4%, with the effect of the stronger dollar on currency translations accounting for the difference.

Sales volume for the Company’s adhesive dispensing segment was down 1%. The coating and finishing segment’s sales volume was down 11%, primarily due to lower engineered systems sales in the North America and Pacific South regions. Sales volume for the Advanced Technology segment increased 8% including revenue from EFD. Without EFD, Advanced Technology volume decreased 30%, reflecting the global downturn in the technology sector. It is estimated that the effect of price increases on total revenues was less than 1%.

Third quarter sales volume in the Pacific South region decreased 14%, with soft demand experienced within all three segments. Sales volume increased 4% in Japan, primarily due to higher advanced technology sales in that region. Sales volume decreased 1% in North America, with the acquisition of EFD and higher fiber system sales being offset by lower powder system and electronics sales. Sales volume in Europe increased less than 1%.

On a year-to-date basis, worldwide sales increased 3.8% from 2000. Volume gains of 7.9% were partially offset by the effect of the stronger dollar. Sales volume of the advanced technology segment grew 40.6%. Excluding EFD, sales volume of this segment decreased less than 1%. Sales volume of the adhesive dispensing segment increased 1.6%, primarily due to the nonwoven fiber business. Sales volume of the coating and finishing segment was down 3.6% from 2000, primarily due to lower powder system sales.

Sales volume for the first three quarters of 2001 increased in all four geographic regions, with North America up 9%, Europe up 5%, Japan up 11% and Pacific South up 10%. Excluding EFD, sales volume in Japan and Pacific South was up 7% and 3%, respectively, with North American and European volume down 1% and 3%, respectively.

OPERATING PROFIT

Operating profit, as a percentage of sales, including the effect of severance and restructuring costs, decreased to 5.6% for the third quarter of 2001 from 13.7% for the third quarter of 2000. Excluding these costs, operating profit as a percentage of sales, was 6.1% for the third quarter of 2001 and 14.2% for 2000.

On a year-to-date basis, operating profit, as a percentage of sales was 9.1% this year, compared to 10.6% last year. Excluding severance and restructuring costs, operating profit as a percentage of sales decreased from 12.1% in 2000 to 9.5% in the current year.

The gross margin percentage decreased for the third quarter from 55.3% in 2000 to 52.3% in 2001. The year-to-date gross margin percentage decreased from 55.4% last year to 54.6% this year. Unfavorable currency effects, a change in the mix of products sold, pricing pressures and higher indirect costs were partially offset by high EFD margins.

At the beginning of fiscal 2000, the Company announced Action 2000, a two-year program of broad-based initiatives to improve performance and reduce costs. During 2000, the Company’s Action 2000 initiative resulted in the recognition of $9.0 million of non-recurring charges for severance and related benefit payments. Of this amount, $7.5 million was paid in fiscal 2000, and the remainder was paid during the second quarter of 2001. Additional severance payments of $2.2 million were made in the first three quarters of 2001.

Subsequent to the end of the third quarter, the Company announced a further workforce reduction initiative that anticipates non-recurring charges of approximately $15 million, of which $12 million will be recorded in the fourth quarter of 2001 and the remainder in the first half of fiscal 2002. The total worldwide workforce will be reduced by approximately 10%, or 450 people. Along with the workforce reduction, certain businesses will be combined.

Selling and administrative expenses increased 3.8% and 4.9% for the thirteen and thirty-nine weeks, respectively, of 2001 compared to the same period of 2000. Excluding EFD, selling and administrative expenses were down 2% for the quarter and 1% on a year-to-date basis. Goodwill amortization increased $2.6 million for the third quarter and $7.7 million year-to-date, mainly as a result of the EFD acquisition.

NET INCOME

Net income for the third quarter of 2001 was $5.6 million or $.17 per share on a diluted basis compared with $15.0 million or $.46 per share on a diluted basis in 2000. Excluding the effect of severance costs associated with the Company’s Action 2000 initiative, net income for the third quarter of 2001 was $6.1 million or $.19 per share on a diluted basis compared with $15.6 million or $.48 per share for the same period of 2000.

Compared to 2000, net income, as a percentage of sales before severance and restructuring costs, decreased to 3.5% from 8.5% for the third quarter, and from 7.2% to 4.3% for the year-to-date. Net interest expense increased $4.0 million for the quarter and $14.4 million for the year-to-date as a result of higher levels of borrowing to fund the EFD acquisition. Third quarter 2001 results include a pre-tax gain of $5.1 million, or $.10 per share, associated with the sale of real estate.

Year-to-date net income for 2001 was $22.2 million or $.67 per share on a diluted basis compared with $32.6 million or $1.00 per share on a diluted basis in 2000. Excluding the effect of severance costs associated with the Company’s Action 2000 initiative, year-to-date net income was $23.6 million or $.72 per share on a diluted basis in 2001, compared with $37.7 million or $1.15 per share in 2000.

Cash earnings per share on a diluted basis, which consists of net income adjusted for goodwill amortization related to business acquisitions, was $.29 per share for the third quarter 2001 and $.50 per share for 2000. Year-to-date cash earnings were $1.04 per share this year compared to $1.13 per share last year. All per-share amounts have been restated to reflect a two-for-one stock split effective September 12, 2000.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the third quarter and the first nine months of 2001 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2000 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 2001 were translated at exchange rates in effect during the third quarter of 2000, sales would have been approximately $6.2 million higher while third-party costs and expenses would have been approximately $3.8 million higher. If the transactions for year-to-date 2001 were translated at exchange rates in effect during 2000, sales would have been approximately $21.3 million higher, and third party costs and expenses would have been approximately $13.2 million higher.

FINANCIAL CONDITION

During the first three quarters of 2001, net assets increased $17.0 million. This increase is primarily due to earnings of $22.2 million and the net issuance of Nordson stock totaling $13.5 million, offset by the payment of $13.7 million in dividends and $5.3 million from translating foreign net assets at the end of the third quarter when the U.S. dollar was stronger against other currencies than at the prior year end.

Working capital, as of the end of the quarter, decreased $117.3 million over the prior year-end. This change consisted primarily of an increase in notes payable and current portion of long-term debt and a decrease in accounts receivable, offset by an increase in inventories and decreases in accounts payable and accrued liabilities. All changes include slight decreases from the effects of translating into U.S. dollars current amounts denominated in generally weaker foreign currencies.

The decrease in accounts receivable is traced to the collection of year-end receivables arising from strong sales in the fourth quarter of 2000, as well as the drop-off in business activity in the current year. Inventories increased as a result of acquired inventory from EFD as well as replenishment of stock depleted from strong fourth quarter sales. Accounts payable decreased as a result of payments made for purchases from year-end and accrued liabilities decreased from the payment of bonuses and profit sharing incentives during 2001. Notes payable, current portion of long-term debt and long-term debt all increased to fund the EFD acquisition.

Cash and cash equivalents decreased $.1 million during the first three quarters of 2001. Cash used by investing activities was $301.2 million and cash provided by net proceeds from financing activities was $275.7 million. Uses for cash included the acquisition of EFD, outlays for capital expenditures and payments of dividends. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

On May 17, 2001 the Company replaced its short and long term revolving credit agreements with an agented $350 million revolving credit line. This facility consists of two parts: a $100 million 364 day facility that can be extended for one year and a $250 million 5 year facility. There was $160 million outstanding under this credit line at the end of the third quarter. In addition, also on May 17, 2001, the company placed a $100 million unsecured Senior Note with a number of insurance companies. The weighted average interest rate was 7.02% and the weighted average life was 6.5 years.

OUTLOOK

The Company’s performance has clearly been affected by the downturn in capital equipment markets. We are aggressively responding to the weak economic climate by further reducing staff levels while not adversely impacting quality or customer service or lessening our ability to respond to an upturn in business conditions.

SAFE HARBOR STATEMENTS
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

The statements in the paragraphs titled “Financial Condition” and “Outlook” that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

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

The tables below present principal cash flows (in thousands) and related weighted-average interest rates by expected maturity dates of fixed rate long-term debt.

	Expected maturity date

						There-		Fair
July 29, 2001	2001	2002	2003	2004	2005	After	Total	Value

Long-term debt, including current portion

Fixed rate debt (US$)	$8,000	$8,000	$8,000	$8,000	$8,000	$150,000	$190,000	$197,030

Average interest rate	7.17%	7.13%	7.09%	7.05%	7.00%	6.94%	7.17%

	Expected maturity date

						There-		Fair
July 30, 2000	2000	2001	2002	2003	2004	After	Total	Value

Long-term debt, including current portion

Fixed rate debt (US$)	$—	$—	$—	$—	$—	$50,000	$50,000	$48,119

Average interest rate	6.78%	6.78%	6.78%	6.78%	6.78%	6.78%	6.78%

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are included herein:

1. Exhibit (4a) — $350 million Credit Agreement between Nordson and various financial institutions.

2. Exhibit (4b) — $100 million Senior Note Purchase Agreement

(b)	There were no reports on Form 8-K filed for the quarter ended July 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 11, 2001		Nordson Corporation

		By:	/s/ Peter S. Hellman

Peter S. Hellman Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Nicholas D. Pellecchia

Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)