Form 10-K
period 2001-10-28
NORDSON CORP
filed 2002-01-25
CIK 72331

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

  X
 --- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 for the fiscal year ended   OCTOBER 28, 2001
                           ------------------

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

 for the transition period from            to
                                ----------    ----------

Commission file number   0-7977
                       ----------

                            NORDSON CORPORATION
          ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                 34-0590250
-------------------------------        ------------------------------------
(State of incorporation)               (I.R.S. Employer Identification No.)

28601 Clemens Road, Westlake, Ohio          44145          (440) 892-1580
------------------------------------      --------       ------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -------

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $596,315,000 as of December 31, 2001
------------------------------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 33,199,575 Common Shares as of
December 31, 2001                                ------------------------------
-----------------

Documents incorporated by reference: list the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

             Portions of the 2001 Annual Report - Parts I, II and IV Portions of the Proxy Statement for the 2002 Annual Meeting - Part III

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

                         GENERAL DEVELOPMENT OF BUSINESS
                         -------------------------------


GENERAL DESCRIPTION OF BUSINESS

         Founded in 1954, Nordson Corporation (the Company) designs, manufactures and markets precision dispensing systems that apply adhesives, sealants and coatings to a broad range of consumer and industrial products during manufacturing operations, helping customers meet quality, productivity and environmental targets. The Company also manufactures technology-based systems for curing and surface treatment processes.

         Nordson products are used in a diverse range of end markets including: appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging and other diverse industries.

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

         Nordson has approximately 3,900 employees worldwide and has principal manufacturing facilities in Ohio, Georgia, Alabama, California, Connecticut, New Jersey, Florida, Rhode Island, Germany, The Netherlands, and the United Kingdom.

CORPORATE PURPOSE AND GOALS

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

                 FINANCIAL INFORMATION ABOUT OPERATING SEGMENT,
                 ----------------------------------------------
                FOREIGN AND DOMESTIC OPERATIONS, AND EXPORT SALES
                -------------------------------------------------

         In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", Nordson has reported information about the Company's three operating segments. This information is contained in Note 16 (pages 37-38) of the 2001 Annual Report, incorporated herein by reference thereto.

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

                  Web Coating - Coating and laminating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible packaging industries.

                  Nonwovens - Automated equipment for producing synthetic nonwoven fabrics and applying adhesives, superabsorbent powders, liquids, and fibers to disposable nonwoven products.

                  Automotive - Adhesive and sealant dispensing systems for bonding and sealing window glass, body panels and structural components used in automobiles and trucks.


COATING AND FINISHING SYSTEMS

                  Powder Coating - Automated spray systems used to apply powder paints and coatings to decorate and protect plastic, metal and wood products.

                  Liquid Finishing - Automated and manual spray systems that apply liquid paints and coatings to consumer and industrial products.

                  Container - Systems used to dispense and cure coatings used in the manufacture of metal, plastic and biodegradable containers.

ADVANCED TECHNOLOGY SYSTEMS

                  Asymtek - Automated dispensing equipment for applying a broad range of fluids during the assembly of printed circuit boards and semiconductor packages; automated systems for applying protective conformal coatings to printed circuit boards and electronic assemblies.

                  UV Curing - Drying and curing systems for graphic arts, finishing and product assembly operations.

                  Gas Plasma - Systems that modify surfaces and clean components during manufacture of medical instruments, electronic products and printed circuit boards.

                  EFD, Inc. - Manual and automated dispensing units for the low-pressure application of fluid materials for the electronics, medical and automotive industries.

Nordson markets its products in the United States and fifty-six other countries, primarily through a direct sales force and also through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment which meets the specific needs of its customers.


MANUFACTURING AND RAW MATERIALS

         Nordson's production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Ohio; Norcross and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, Concord and Monterey, California; Branford, Connecticut; St. Petersburg, Florida; Fairfield and Phillipsburg, New Jersey; East Providence, Rhode Island; Luneburg, Germany; Maastricht, The Netherlands; and Slough, U.K.

         Principal materials used to make Nordson products are metals and plastics, typically in sheets, bar stock, castings, forgings, and tubing. Nordson also purchases many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to its products. Suppliers are competitively selected based on cost and quality. All significant raw materials Nordson uses are available through multiple sources.

         Nordson's senior operating executives supervise an extensive quality control program for Nordson equipment, machinery and systems.

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

CUSTOMERS

         The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company's business. In 2001, no single customer accounted for 5 percent or more of sales.

BACKLOG

         The Company's backlog of orders decreased to $74.8 million at October 28, 2001 from $131.3 million at October 29, 2000. All orders in the October 2001 backlog are expected to be shipped to customers in fiscal 2002.

GOVERNMENT CONTRACTS

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

         Many factors influence the Company's competitive position, including pricing, product quality and service. Nordson enjoys a leadership position in the competitive industrial application systems business by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to Nordson's leadership position. Nordson products help customers improve productivity, reduce raw material and energy consumption, lower maintenance costs, improve environmental conditions, and produce better performing finished products. Nordson's worldwide network of direct sales and technical resources also is a competitive advantage.

         Risk factors associated with Nordson's competitive position include the development and commercial acceptance of alternative processes or materials and the growth of local competitors serving specific markets.

RESEARCH AND DEVELOPMENT

         Investments in research and development are important to Nordson's long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology develop-ments and improvements through its internal engineering and research teams. Research and development expenses were approximately $27,701,000 in fiscal 2001, compared with approximately $27,222,000 in fiscal 2000 and $29,672,000 in fiscal 1999.

ENVIRONMENTAL COMPLIANCE

         Compliance with federal, state and local environmental protection laws during fiscal 2001 had no material effect on the Company's capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 2002.

EMPLOYEES

         As of October 28, 2001, Nordson had 3,902 employees, including all full-time and part-time employees.

ITEM 2.  PROPERTIES.

     The following table summarizes the principal properties of the Company.

                     Description                                Approximate
Location             of Property                                Square Feet
--------             -----------                                -----------

Amherst, Ohio        A manufacturing, laboratory                 585,000
(1)(2)(3)            and office complex located
                     on 52 acres of land

Norcross, Georgia    A manufacturing, laboratory                 150,000
(1)                  and office building located
                     on 10 acres of land

Dawsonville,         A manufacturing, laboratory                 143,000
Georgia (1)          and office building (leased)

Carlsbad,            Three manufacturing and office              120,000
California (3)       buildings (leased)

Duluth, Georgia      An office and laboratory                    110,000
(1)                  building (leased)

East Providence,     A manufacturing, warehouse,                  75,000
Rhode Island (3)     distribution and office
                     complex

Westlake, Ohio       Corporate headquarters and                   68,000
                     laboratory building located
                     on 25 acres of land

Atlanta, Georgia     A warehouse and office                       50,000
(1)                  building (leased)

Branford,            A manufacturing and office                   46,000
Connecticut (2)      building (leased)

Lincoln,             A manufacturing building                     44,000
Rhode Island (3)

Concord,             A manufacturing and office                   28,000
California (3)       building (leased)

Talladega,           A manufacturing and office                   27,000
Alabama (1)          building (leased)

St. Petersburg,      A manufacturing and office                   26,000
Florida (1)          building (leased)

Luneburg,            A manufacturing, laboratory                 130,000
Germany (1)          and office complex

Erkrath,             An office, laboratory and                    63,000
Germany (1)(2)       warehouse (leased)

                           Description                             Approximate
Location                   of Property                             Square Feet
--------                   -----------                             -----------


Maastricht, The            A manufacturing, warehouse                 60,000
Netherlands(1)(2)(3)       and office building (leased)

St. Thibault Des           An office building (leased)                45,000
Vignes, France (1)(2)

Tokyo, Japan               An office, laboratory and                  42,000
(1)(2)(3)                  warehouse (leased)

Milano, Italy              An office, laboratory and                  41,000
(1)(2)                     warehouse (leased)

Slough, U.K.               A manufacturing and office                 25,000
(3)                        building (leased)

Bangalore,                 An office and warehouse                    16,000
India (1)(2)               building

Xirivella,                 An office and warehouse                    16,000
Spain (1)(2)               building

Dustable, U.K.  (3)        An office building                          6,000


Business Segment:
(1) Adhesive Dispensing and Nonwoven Fiber Systems
(2) Coating and Finishing Systems
(3) Advanced Technology Systems

                Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

                Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date.

                In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 7 of Notes to Consolidated Financial Statements on page 25 of the 2001 Annual Report, incorporated herein by reference thereto.

ITEM 3. LEGAL PROCEEDINGS.

                The Company is involved in legal proceedings incidental to its business, none of which is material to the results of operations in the opinion of management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

EXECUTIVE OFFICERS OF THE COMPANY.

        The executive officers of the Company as of December 31, 2001 were as follows:

                          Served        Position or Office With
                            As          The Company and Business
                          Officer      Experience During the Past
         Name              Since          Five (5) Year Period
-----------------------   -------   -------------------------------

Edward P. Campbell          1988        President and Chief Executive
Age 52                                    Officer, 1997.
                                        President and Chief Operating
                                          Officer, 1996.

Peter S. Hellman            2000        Executive Vice President, Chief
Age 52                                    Financial and Administrative
                                          Officer, 2000.
                                        President and Chief Operating
                                          Officer, TRW, Inc. from 1995
                                          though 1999

Donald J. McLane            1986        Senior Vice President, 1999.
Age 58                                    Vice President, 1986.

Raymond L. Cushing          1995        Treasurer, 1995.
Age 47

Robert A. Dunn, Jr.         1997        Vice President, 1997.
Age 54

Bruce H. Fields             1992        Vice President, Human Resources, 1992.
Age 50

Mark G. Gacka               1998        Vice President, 1998.
Age 47                                  Vice President, Container Systems Group/
                                          General Manager, Electronics Business
                                          Group, 1992.

William D. Ginn             1966        Secretary, 1966.
Age 78

Michael Groos               1995        Vice President, 1995.
Age 50

James W. Messerly           2001        Vice President, Corporate Research
Age 61                                    & Technology, 2001.
                                        Director - Corporate Research, 1997.
                                        Manager - Corporate Research, 1994.

Nicholas D. Pellecchia      1986        Vice President, Finance and
Age 56                                    Controller, 1986.

                                       PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION AND DIVIDENDS.

        The Company's common shares are listed on The Nasdaq Stock
Market's National Market. The information appearing under the captions "Dividend Information and Price Range Per Common Shares" and "Stock Listing Information" on page 38 of the 2001 Annual Report is incorporated herein by reference thereto.

HOLDERS.

        The approximate number of holders of record of each class of equity securities of the Company as of December 31, 2001 was as follows:

                                                          Number of
                       Title of Class                   Record Holders
                       --------------                   --------------
                        Common shares with no
                         par value                          2,511


ITEM 6. SELECTED FINANCIAL DATA.

        The Company incorporates herein by reference the information as to each of the Company's last five fiscal years appearing under the caption "Eleven-Year Summary" on pages 34 and 35 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 12 through 15 of the 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company incorporates herein by reference the information appearing under the caption "Management's Discussion and Analysis" on pages 12 through 15 of the 2001 Annual Report and Note 10 on pages 27 and 28 of the 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item appears on pages 16 through 33 of the 2001 Annual Report, incorporated herein by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

                The Company incorporates herein by reference the information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 through 6 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2002.

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


ITEM 11.        EXECUTIVE COMPENSATION.

                The Company incorporates herein by reference the information appearing under the caption "Compensation of Directors" located on page 7, and information pertaining to compensation of officers located on pages 10 through 13 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2002.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The Company incorporates herein by reference the information appearing under the caption "Ownership of Nordson Common Shares" on pages 5 through 6 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2002.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The Company incorporates herein by reference the information appearing under the caption "Agreements with Officers and Directors" on page 15 of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by January 28, 2002.

                William D. Ginn, a director and Secretary of the Company, is Of Counsel to Thompson Hine LLP, a law firm that has in the past provided and continues to provide legal services to the Company.

                Messrs. Eric T. Nord and Evan W. Nord, directors of the Company, are brothers.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                (a)(1). FINANCIAL STATEMENTS.

                The financial statements listed in the accompanying index to financial statements are incorporated by reference in Item 8.

                (a)(2) and (d). FINANCIAL STATEMENT SCHEDULES.

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



                                              NORDSON CORPORATION




Date:  January 25, 2002                  By: /s/ Peter S. Hellman
                                             ----------------------------------
                                             Peter S. Hellman
                                             Executive Vice President,
                                             Chief Financial and
                                             Administrative Officer



                                             /s/ Nicholas D. Pellecchia
                                             ----------------------------------
                                             Nicholas D. Pellecchia
                                             Vice President, Finance
                                             and Controller

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William P. Madar                                      January 25, 2002
---------------------------
William P. Madar
Director and Chairman of the Board


/s/ Edward P. Campbell                                    January 25, 2002
---------------------------
Edward P. Campbell
Director, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Peter S. Hellman                                      January 25, 2002
---------------------------
Peter S. Hellman
Executive Vice President, Chief Financial
 and Administrative Officer
(Chief Financial Officer)


/s/ Nicholas D. Pellecchia                                January 25, 2002
---------------------------
Nicholas D. Pellecchia
Vice President,Finance and Controller
(Chief Accounting Officer)


/s/ William D. Ginn                                       January 25, 2002
---------------------------
William D. Ginn
Director and Secretary


/s/ Dr. Glenn R. Brown                                    January 25, 2002
---------------------------
Dr. Glenn R. Brown
Director


/s/ William W. Colville                                   January 25, 2002
--------------------------
William W. Colville
Director


/s/ Stephen R. Hardis                                     January 25, 2002
--------------------------
Stephen R. Hardis
Director


/s/ Joseph P. Keithley                                    January 25, 2002
--------------------------
Joseph P. Keithley
Director

/s/ Eric T. Nord                                          January 25, 2002
-----------------------------
Eric T. Nord
Director


/s/ Evan W. Nord                                          January 25, 2002
--------------------------
Evan W. Nord
Director


/s/ Mary G. Puma                                          January 25, 2002
--------------------------
Mary G. Puma
Director


/s/ William L. Robinson                                   January 25, 2002
---------------------------
William L. Robinson
Director


/s/ Benedict P. Rosen                                     January 25, 2002
---------------------------
Benedict P. Rosen
Director

                               NORDSON CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                         ITEM 14(a)(1) and (3), and (c)


                          INDEX TO FINANCIAL STATEMENTS


                                INDEX TO EXHIBITS


                                CERTAIN EXHIBITS


                       FISCAL YEAR ENDED OCTOBER 28, 2001

                               NORDSON CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                 (Item 14(a)(1))




                                                         Page Reference
                                                         --------------



Data incorporated by reference in Item 8 from the 2001 Annual Report:
        Consolidated statement of income for
          the years ended October 28, 2001,
          October 29, 2000 and October 31, 1999                 16
        Consolidated balance sheet as of
          October 28, 2001 and October 29, 2000                 17
        Consolidated statement of cash flows
          for the years ended October 28, 2001,
          October 29, 2000 and October 31, 1999                 18
        Consolidated statement of shareholders'
          equity for the years ended October 28, 2001,
          October 29, 2000 and October 31, 1999                 19
        Notes to consolidated financial statements           20-32
        Report of independent auditors                          33



                The consolidated financial statements of the Registrant listed in the preceding index, which are included in the 2001 Annual Report, are incorporated herein by reference. With the exception of the pages listed in the above index and information incorporated by reference elsewhere herein, the 2001 Annual Report is not to be deemed filed as part of this report.

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

4-b                          Restated Rights Agreement between Nordson
                                Corporation and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 1 to Registrant's registration of rights to purchase common shares on Form 8-A/Amendment No. 1 filed December 8, 1997)

4-c                          $350 million Credit Agreement between Nordson
                                Corporation and various financial institutions (incorporated herein by reference to Exhibit 4a to Registrant's Form 10-Q for the quarter ended July 29, 2001)

4-d                          $100 million Senior Note Purchase Agreement
                                between Nordson Corporation and various
                                insurance companies (incorporated herein by reference to Exhibit 4b to Registrant's Form 10-Q for the quarter ended July 29, 2001)

(10)                     Material Contracts

10-a                         Nordson Corporation 1995 Management Incentive
                                Compensation Plan as Amended (incorporated herein by reference to Exhibit 10-a to Registrant's Annual Report on Form 10-K for the year-ended November 2, 1997)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))
Exhibit
Number              Description
------              -----------

10-a-1             Nordson Corporation 1995 Management Incentive
                      Compensation Plan - Exhibit 1 for 2001 Plan Year *

10-b               Nordson Corporation Deferred Compensation Plan
                      (incorporated herein by reference to Exhibit
                      10-b to Registrant's Annual Report on Form 10-K for the year ended October 29, 2000)*

10-c               Indemnity Agreement *

10-d               Restated Nordson Corporation Excess Defined
                      Contribution Retirement Plan (incorporated herein by Reference to Exhibit 10-h to Registrant's Annual Report Form 10-K for the year-ended November 2, 1997)*

10-d-1             First Amendment to Nordson Corporation Excess
                      Defined Contribution Retirement Plan
                      (incorporated herein by reference to Exhibit
                      10-e-1 to Registrant's Annual Report on Form
                      10-K for the year ended October 29, 2000)*

10-e               Nordson Corporation Excess Defined Benefit
                      Pension Plan (incorporated herein by reference to Exhibit 10-i to Registrant's Annual Report on Form 10-K for the year-ended November 2, 1997)*

10-e-1             First Amendment to Nordson Corporation Excess
                      Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant's Annual Report on Form 10-K for the year ended October 29, 2000)*

10-e-2             Second Amendment to Nordson Corporation Excess
                      Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-f-2 to Registrant's Annual Report on Form 10-K for the year ended October 29, 2000)*

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                       Description
------                       -----------

10-f                         Employment Agreement between the Registrant and
                                Edward P. Campbell (incorporated herein by reference to Exhibit 10-k to Registrant's Annual Report on Form 10-K for the year ended
                                November 1, 1998)*

10-g                         Nordson Corporation 1993 Long-Term Performance
                                Plan, as amended March 12, 1998 (incorporated herein by reference to Exhibit 10-j-1 to Registrant's Annual Report on Form 10-K for the year ended October 29, 2000)*

10-h                         Nordson Corporation Assurance Trust Agreement
                                (incorporated herein by reference to Exhibit
                                10-q to Registrant's Annual Report on Form 10-K for the year-ended November 1, 1998)

10-h-1                       Employment Agreement (Change in Control) between
                                the Registrant and Edward P. Campbell
                                (incorporated herein by reference to Exhibit
                                10-q-1 to Registrant's Annual Report on Form
                                10-K for the year-ended November 1, 1998)*

10-h-2                       Form of Employment Agreement (Change in Control)
                                between the Registrant and Officers - excluding Edward P. Campbell - (incorporated herein by reference to Exhibit 10-q-2 to Registrant's Annual Report on Form 10-K for the year-ended November 1, 1998)*

10-i                         1989 Stock Option Plan, as amended December 20,
                                1991 (incorporated herein by reference to Exhibit 10-l to Registrant's Annual Report on Form 10-K for the year-ended November 3, 1996)*

(13)                         Selected portions of the 2001 Annual Report

13-a                         Management's Discussion and Analysis (pages 12
                                through 15 of the 2001 Annual Report)

13-b                         Consolidated Statement of Income (page 16
                                of the 2001 Annual Report)

                               NORDSON CORPORATION

                                INDEX TO EXHIBITS

                                 (Item 14(a)(3))

Exhibit
Number                       Description
------                       -----------

13-c                         Consolidated Balance Sheet (page 17 of the
                                2001 Annual Report)

13-d                         Consolidated Statement of Cash Flows (page 18
                                of the 2001 Annual Report)

13-e                         Consolidated Statement of Shareholders'
                                Equity (page 19 of the 2001 Annual Report)

13-f                         Notes to Consolidated Financial Statements
                                (pages 20 through 32 of the 2001 Annual Report)

13-g                         Report of Independent Auditors (page 33 of
                                the 2001 Annual Report)

13-h                         Eleven-Year Summary (pages 34 and 35 of the
                                2001 Annual Report)

13-i                         Shareholder Information (page 38 of the 2001
                                Annual Report)

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