Form 10-Q
period 2002-01-27
NORDSON CORP
filed 2002-03-12
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      January 27, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes        X                No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 25, 2002: 33,223,001

NORDSON CORPORATION

INDEX

Page Number

Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statement of Income - Thirteen Weeks ended January 27, 2002 and January 28, 2001	3

Condensed Consolidated Balance Sheet - January 27, 2002 and October 28, 2001	4

Condensed Consolidated Statement of Cash Flows - Thirteen Weeks ended January 27, 2002 and January 28, 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K	15

Signature	16

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NORDSON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended

	January 27, 2002	January 28, 2001

Sales	$144,957	$175,333
Cost of sales	65,203	77,313

Selling & administrative expenses	66,364	75,670

Goodwill amortization	—	3,862

Severance and restructuring costs	—	126

Operating profit	13,390	18,362

Other income (expense):

Interest expense	(5,678)	(7,814)

Interest and investment income	349	169

Other – net	427	1,042

Income before income taxes	8,488	11,759

Income taxes	2,801	4,233

Net income	$5,687	$7,526

Common Shares	33,152	32,453

Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	244	475

Common shares and common share equivalents	33,396	32,928

Earnings per share:

Basic	$.17	$.23

Diluted	$.17	$.23

Dividends per common share	$.14	$.14

See accompanying notes.

NORDSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	January 27, 2002	October 28, 2001

ASSETS

Current assets:

Cash and cash equivalents	$9,973	$7,881

Marketable securities	57	62

Receivables	139,462	167,822

Inventories	133,860	139,186

Deferred income taxes	37,785	37,564

Prepaid expenses	10,862	9,662

Total current assets	331,999	362,177

Property, plant and equipment – net	129,991	133,332

Goodwill – net	326,396	326,515

Other intangible assets – net	16,467	16,591

Other assets	20,699	23,838

	$825,552	$862,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$181,472	$194,964

Accounts payable	47,807	55,357

Current portion of long-term debt	14,580	14,580

Other current liabilities	80,956	90,752

Total current liabilities	324,815	355,653

Long-term debt	179,916	188,078

Other liabilities	55,453	54,996

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	116,202	114,889

Retained earnings	500,617	499,570

Accumulated other comprehensive (loss)	(19,672)	(18,358)

Common shares in treasury, at cost	(343,617)	(344,194)

Deferred stock-based compensation	(415)	(434)

Total shareholders’ equity	265,368	263,726

	$825,552	$862,453

See accompanying notes.

NORDSON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Thirteen Weeks Ended

	January 27, 2002	January 28, 2001

Cash flows from operating activities:

Net income	$5,687	$7,526

Depreciation and amortization	6,710	10,385

Changes in operating assets and liabilities	12,395	(38,194)

Other – net	3,265	4,006

	28,057	(16,277)

Cash flows from investing activities:

Additions to property, plant and equipment	(3,112)	(8,284)

Sale of marketable securities	5	—

Acquisition of business	—	(280,351)

	(3,107)	(288,635)

Cash flows from financing activities:

Net proceeds from (repayment of) notes payable	(10,999)	257,525

Net proceeds from (repayment of) long-term debt	(8,968)	49,123

Issuance of common shares	1,881	2,479

Purchase of treasury shares	(65)	(372)

Dividends paid	(4,640)	(4,541)

	(22,791)	304,214

Effect of exchange rate changes on cash	(67)	84

Increase (decrease) in cash	2,092	(614)

Cash and cash equivalents
Beginning of fiscal year	7,881	785

End of period	$9,973	$171

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 27, 2002

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 27, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 28, 2001.

2.	Revenue recognition. Revenues are recognized when customer orders are complete and shipped. Accruals for the cost of product warranties are maintained for anticipated future claims. A limited number of the Company’s large engineered system sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized for a given accounting period is based on the ratio of actual costs incurred to total estimated costs at completion.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

(dollars in thousands)	January 27, 2002	October 28, 2001

Finished goods	$52,322	$56,106

Work-in process	15,785	15,517

Raw materials and finished parts	65,753	67,563

	$133,860	$139,186

5.	Accounting changes. On October 29, 2001 the Company adopted the provisions of Financial Accounting Standards Board statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of No. 142. Goodwill amortization expense in the first quarter of fiscal 2001 was $3,862 ($2,811 after tax or $.08 per share).

The following table reflects the consolidated results adjusted as though the adoption of No. 142 occurred as of the beginning of the three-month period ended January 28, 2001:

	January 27,	January 28,
(Dollars in thousands)	2002	2001

Net income:

As reported	$5,687	$7,526

Goodwill amortization	—	2,811

Adjusted net income	$5,687	$10,337

Basic earnings per share:

As reported	$0.17	$0.23

Goodwill amortization	—	0.09

Adjusted basic earnings per share	$0.17	$0.32

Diluted earnings per share:

As reported	$0.17	$0.23

Goodwill amortization	—	0.08

Adjusted diluted earnings per share	$0.17	$0.31

Changes in the carrying amount of goodwill for the quarter ended January 27, 2002 by operating segment are as follows:

	Adhesive	Coating &	Advanced
	Dispensing & Nonwoven	Finishing	Technology
	Fiber Systems	Systems	Systems	Total

(dollars in thousands)
Balance at October 28,2001	$27,337	$3,204	$295,974	$326,515

Currency effect	(48)	—	(71)	(119)

Balance at January 27, 2002	$27,289	$3,204	$295,903	$326,396

Information regarding the Company’s intangible assets subject to amortization is as follows:

(Dollars in thousands)
	October 31, 2001

	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core/Developed Technology	$10,400	$1,069	$9,331

Non-Compete Agreements	4,745	2,090	2,655

Patent Costs	2,498	1,184	1,314

Other	4,145	2,854	1,291

Total	$21,788	$7,197	$14,591

	January 27, 2002

	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core/Developed Technology	$10,400	$1,157	$9,243

Non-Compete Agreements	4,745	2,141	2,604

Patent Costs	2,575	1,238	1,337

Other	5,206	3,923	1,283

Total	$22,926	$8,459	$14,467

At January 27, 2002 and October 28, 2001 $2,000,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the first quarter of 2002 was $290,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows

Fiscal Year	Amounts (in thousands)

2002	$1,166

2003	$1,134

2004	$846

2005	$821

2006	$774

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt No. 143 in fiscal 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. The Company is required to adopt No. 144 in fiscal 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

6.	Comprehensive income. Comprehensive income for the thirteen weeks ended January 27, 2002 and January 28, 2001 is as follows:

	Thirteen Weeks Ended

(dollars in thousands)	January 27, 2002	January 28, 2001

Net income	$5,687	$7,526

Foreign currency translation adjustments	(1,314)	994

Comprehensive income	$4,373	$8,520

Accumulated other comprehensive gain (loss) consisted of $15,000,000 of accumulated foreign currency translation adjustments and $4,672,000 of minimum pension liability adjustments at January 27, 2002. At January 28,2001 it consisted entirely of accumulated foreign currency translation adjustments. First quarter activity is as follows:

(dollars in thousands)	January 27, 2002	January 28, 2001

Beginning balance	$(18,358)	$(11,946)

Current-period change	(1,314)	994

Ending balance	$(19,672)	$(10,952)

7.	Operating segments. The Company conducts business across three primary businesses: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 28, 2001.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily though a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing	Coating
	& Nonwoven	&	Advanced
	Fiber	Finishing	Technology
(in thousands)	Systems	Systems	Systems	Corporate		Total

Thirteen weeks ended

January 27, 2002

Net external sales	$90,779	$26,821	$27,357	$—		$144,957

Operating profit (loss)	15,167	80	2,839	(4,696)		13,390

Thirteen weeks ended

January 28, 2001

Net external sales	$97,989	$28,818	$48,526	$—		$175,333

Operating profit (loss)	16,002	(325)	12,036	(9,351	)(a)	18,362

(a) Includes severance and restructuring costs of $.1 million and all of the Company’s goodwill amortization of $3.9 million.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended

(dollars in thousands)	January 27, 2002	January 28, 2001

Total operating income for

reported segments	$13,390	$18,362

Interest expense	(5,678)	(7,814)

Interest and investment income	349	169

Other — net	427	1,042

Income before income taxes	$8,488	$11,759

The Company has significant sales in the following geographic regions:

	Thirteen weeks ended

(dollars in thousands)	January 27, 2002	January 28, 2001

North America	$71,873	$84,691

Europe	46,019	47,344

Japan	12,538	19,897

Pacific South	14,527	23,401

Total	$144,957	$175,333

8.	Derivative Instruments and Hedging Activities. The Company uses derivatives to moderate the financial market risks of its business operations. Derivatives such as forward contracts may be used to hedge the foreign currency market exposures underlying certain assets and liabilities and forecasted transactions. The Company may also enter into interest rate swap agreements to modify the interest characteristics of its long-term debt. Additionally, the Company may use foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to protect the value of its investment in its wholly owned foreign subsidiaries.

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

At January 27, 2002, the Company had designated an interest rate swap as a fair value hedge. This derivative qualified for the short-cut method, therefore no gain or loss related to ineffectiveness was recognized. The swap was recorded with a fair market value of $172,000 in Other Assets on the Condensed Consolidated Balance Sheet.

The Company economically hedges intercompany receivables and payables with foreign exchange contracts, which are usually short-term in nature. These derivatives are not designated as fair value hedges. All changes in the fair value of these contracts are included in Other Income (Expense), Other – net, on the Condensed Consolidated Statement of Income. Losses of $396,000 and gains of $237,000 were recognized from changes in fair value of these contracts as of January 27, 2002 and January 28, 2001, respectively.

For the quarter ended January 27, 2002, net gains of $1,994,000 were included in the Cumulative Translation Adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the first quarter of 2002 were $145.0 million, a 17.3% decrease over sales of $175.3 million for the comparable period of 2001. Volume decreased 16.9%, with the effect of the stronger dollar on currency translations accounting for the difference.

Volume in the Company’s advanced technology systems segment was down 43% from the prior year, primarily due to the global slowdown in the semiconductor and electronics industries. Volume for the Company’s adhesive dispensing systems business was down 7%, influenced by lower nonwoven systems sales in North America. Volume for the Company’s coating and finishing systems business decreased 6% when compared to the same period of 2001. This decrease was influenced by lower North American powder sales.

The lower sales volume in the advanced technology segment impacted all four of the geographic regions in which the Company operates. North American volume was down 15% and European volume was down 5%. Volume was down 30% in Japan and 38% in the Company’s Pacific South region.

OPERATING PROFIT

Operating profit, as a percentage of sales decreased to 9.2% for the first quarter of 2002 from 10.5% for the first quarter of 2001. Excluding goodwill amortization, operating profit, as a percentage of sales, was 12.7% last year.

The gross margin rate decreased for the first quarter from 55.9% in 2001 to 55.0% in 2002. The lower margins were attributable to the mix of products sold, higher indirect costs, unfavorable currency effects and pricing pressures.

At the beginning of fiscal 2000, the Company announced Action 2000, a two-year program of broad-based initiatives to improve performance and reduce costs. During 2001, the Company’s initiative resulted in the recognition of $14.0 million of severance and restructuring charges. Of this amount, $13.3 million of severance and related benefit payments were made to approximately 400 employees. The remainder related to inventory write-offs associated with the combination of certain businesses. It is anticipated that the program will be substantially complete by the end of fiscal year 2002 and that additional costs of approximately $2.0 million, primarily related to severance payments, will be incurred during the last three quarters of 2002. Of the unpaid amount of $7.6 million at October 28, 2001, $4.8 million remained at January 27, 2002.

Selling and administrative expenses decreased $9.3 million, or 12.3% for the first quarter of 2002 compared to the same period of 2001. The decrease is mainly attributable the results of Action 2000 described above. Due to the decrease in sales, selling and administrative expenses as a percent of sales increased from 43.2% in 2001 to 45.8% in 2002. There was no goodwill amortization in the first quarter of 2002 as a result of the implementation of FAS No. 142. Goodwill amortization for the first quarter of 2001 was $3.9 million.

NET INCOME

For the first quarter of 2002, net income, as a percentage of sales, decreased to 3.9% from 4.3% for the same period of 2001. Net interest expense decreased $2.3 million, mainly as a result of lower borrowing levels.

Net income for the first quarter of 2002 was $5.7 million or $.17 per share on a diluted basis compared with $7.5 million or $.23 per share on a diluted basis in 2001. Excluding goodwill amortization, net income for 2001 was $10,337, or $.31 per share.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the first quarter 2002 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2001 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2002 were translated at exchange rates in effect during the first quarter of 2001, sales would have been approximately $636,000 higher while third-party costs and expenses would have been approximately $343,000 higher.

FINANCIAL CONDITION

During the first quarter of 2002, net assets increased $1,642,000 from the prior year-end. This increase is primarily due to earnings of $5,687,000 and the net issuance of Nordson stock of $1,881,000, offset by the payment of $4,640,000 in dividends, and $1,314,000 from translating foreign net assets at the end of the first quarter when the U.S. dollar was stronger against other currencies than at the prior year end.

Working capital, as of the end of the quarter, increased $660,000 over the prior year-end. This change consisted primarily of decreases in notes payable, other current liabilities and accounts payable offset by decreases in accounts payable and inventories.

Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 2001. Inventories and accounts payable decreased as a result of lower level of business activity and the Company’s effort to improve working capital efficiencies. Accrued liabilities decreased as a result of the payment of severance, bonuses and profit sharing incentives during the first quarter of 2002.

Cash and cash equivalents increased $2,092,000 during the first quarter of 2002. Cash provided by operating activities was $28,057,000, which was used for the repayment of almost $20,000,000 of debt, dividend payments, and outlays for capital expenditures. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

OUTLOOK

Although there has been some improvement in the pace of activity within a number of the Company’s businesses, a return to growth is not expected before the second half of the fiscal year. Substantial progress has been made in the Company’s efforts to improve its cost structure and working capital efficiencies. With a recovery widely forecasted for the second half of the year, Nordson is well positioned to return to sales and earnings growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 25, 2002. The information disclosed has not changed materially in the interim period since October 28, 2001.

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No report on Form 8-K was filed for the quarter ended January 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 12, 2002		Nordson Corporation

		By:	/s/ Peter S. Hellman Peter S. Hellman Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Nicholas D. Pellecchia Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)