Form 10-Q
period 2002-04-28
NORDSON CORP
filed 2002-06-11
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               April 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of April 28, 2002: 33,527,469

NORDSON CORPORATION

Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NORDSON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 28, 2002	April 29, 2001	April 28, 2002	April 29, 2001

Sales	$163,526	$192,825	$308,483	$368,158

Cost of sales	75,644	85,706	140,847	163,019

Selling & administrative expenses	70,180	80,889	136,544	156,559

Goodwill amortization	—	3,861	—	7,723

Restructuring and severance costs	814	1,323	814	1,449

Operating profit	16,888	21,046	30,278	39,408

Other income (expense):

Interest expense	(5,438)	(7,917)	(11,116)	(15,731)

Interest and investment income	236	181	585	350

Other – net	(74)	269	353	1,311

Income before income taxes	11,612	13,579	20,100	25,338

Income taxes	3,832	4,572	6,633	8,805

Net income	$7,780	$9,007	$13,467	$16,533

Common Shares	33,301	32,618	33,227	32,535

Common share equivalents	545	343	394	410

Common shares and common share equivalents	33,846	32,961	33,621	32,945

Earnings per share:

Basic	$.23	$.28	$.41	$.51

Diluted	$.23	$.27	$.40	$.50

Dividends per common share	$.14	$.14	$.28	$.28

See accompanying notes.

NORDSON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	April 28, 2002	October 28, 2001

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$4,707	$7,881

Marketable securities	25	62

Receivables	141,760	167,822

Inventories	120,028	139,186

Deferred income taxes	37,485	37,564

Prepaid expenses	6,685	9,662

Total current assets	310,690	362,177

Property, plant and equipment – net	128,554	133,332

Goodwill – net	327,378	326,515

Other intangible assets – net	16,413	16,591

Other assets	19,224	23,838

	$802,259	$862,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable	$141,105	$194,964

Accounts payable	51,932	55,357

Current portion of long-term debt	13,730	14,580

Other current liabilities	84,168	90,752

Total current liabilities	290,935	355,653

Long-term debt	179,871	188,078

Other liabilities	57,811	54,996

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	121,289	114,889

Accumulated other comprehensive loss	(21,719)	(18,358)

Retained earnings	503,749	499,570

Common shares in treasury, at cost	(341,582)	(344,194)

Deferred stock-based compensation	(348)	(434)

Total shareholders’ equity	273,642	263,726

	$802,259	$862,453

See accompanying notes.

NORDSON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Twenty-Six Weeks Ended
	April 28, 2002	April 29, 2001

Cash flows from operating activities:

Net income	$13,467	$16,533

Depreciation and amortization	13,585	20,334

Changes in operating assets and liabilities	33,708	(33,924)

Other — net	7,085	666

	67,845	3,609

Cash flows from investing activities:

Additions to property, plant and equipment	(7,180)	(15,533)

Sale of marketable securities	37	—

Acquisition of new businesses	(282)	(280,351)

	(7,425)	(295,884)

Cash flows from financing activities:

Net proceeds from (repayment of) notes payable	(52,608)	247,658

Net payment from (repayment of) long-term debt	(10,760)	47,301

Issuance of common shares	9,125	5,553

Purchase of treasury shares	(187)	(436)

Dividends paid	(9,288)	(9,104)

	(63,718)	290,972

Effect of exchange rate changes on cash	124	850

Decrease in cash	(3,174)	(453)

Cash and cash equivalents

Beginning of fiscal year	7,881	785

End of period	$4,707	$332

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 28, 2002

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 28, 2001.

2.	Revenue recognition. Revenues are recognized when customer orders are complete and shipped. Accruals for the cost of product warranties are maintained for anticipated future claims. A limited number of the Company’s large engineered system sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized for a given accounting period is based on the ratio of actual costs incurred to total estimated costs at completion.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

(in dollars in thousands)	April 28, 2002	October 28, 2001

Finished goods	$46,508	$56,106

Work-in process	15,916	15,517

Raw materials and finished parts	57,604	67,563

	$120,028	$139,186

5.	Accounting changes. On October 29, 2001 the Company adopted the provisions of Financial Accounting Standards Board statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of No. 142. Goodwill amortization expense for the thirteen weeks ended April 29, 2001 was $3,861,000 ($2,811,000 after tax, or $.09 per share). Goodwill amortization expense for the twenty-six weeks ended April 29,2001 was $7,723,000 ($5,622,000 after tax, or $.17 per share).

The following table reflects the consolidated results adjusted as though the adoption of No. 142 occurred as of the beginning of fiscal 2001:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 28, 2002	April 29, 2001	April 28, 2002	April 29, 2001

(in thousands)
Net income:

As reported	$7,780	$9,007	$13,467	$16,533

Goodwill amortization	—	2,811	—	5,622

Adjusted net income	$7,780	$11,818	$13,467	$22,155

Basic earnings per share:

As reported	$.23	$.28	$.41	$.51

Goodwill amortization	—	.09	—	.17

Adjusted net income	$.23	$.37	$.41	$.68

Diluted earnings per share:

As reported	$.23	$.27	$.40	$.50

Goodwill amortization	—	.09	—	.17

Adjusted net income	$.23	$.36	$.40	$.67

Changes in the carrying amount of goodwill for the twenty-six weeks ended April 28, 2002 by operating segment are as follows:

	Adhesive
	Dispensing &	Coating &	Advanced
	Nonwoven	Finishing	Technology
	Fiber Systems	Systems	Systems	Total

(dollars in thousands)

Balance at October 28,2001	$27,337	$3,204	$295,974	$326,515

Acquisition	—	—	1,001	1,001

Currency effect	(59)	16	(95)	(138)

Balance at April 28, 2002	$27,278	$3,220	$296,880	$327,378

Information regarding the Company’s intangible assets subject to amortization is as follows:

(Dollars in thousands)

	October 28, 2001

	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core/Developed Technology	$10,400	$1,069	$9,331

Non-Compete Agreements	4,745	2,090	2,655

Patent Costs	2,498	1,184	1,314

Other	4,145	2,854	1,291

Total	$21,788	$7,197	$14,591

	April 28, 2002

	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core/Developed Technology	$10,400	$1,272	$9,128

Non-Compete Agreements	3,545	991	2,554

Patent Costs	2,226	948	1,278

Other	5,646	4,193	1,453

Total	$21,817	$7,404	$14,413

At April 28, 2002 and October 28, 2001 $2,000,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the thirteen and twenty-six weeks ended April 28, 2002 was $352,000 and $642,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts (in thousands)

2002	$1,265

2003	$1,235

2004	$950

2005	$860

2006	$806

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

6.	Comprehensive income. Comprehensive income for the thirteen and twenty-six weeks ended April 28, 2002 and April 29, 2001 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 28, 2002	April 29, 2001	April 28, 2002	April 29, 2001

(in thousands)

Net income	$7,780	$9,007	$13,467	$16,533

Foreign currency translation adjustments	(2,047)	(4,188)	(3,361)	(3,194)

Comprehensive income	$5,733	$4,819	$10,106	$13,339

Accumulated other comprehensive loss consisted of $17,047,000 of accumulated foreign currency translation adjustments and $4,672,000 of minimum pension liability adjustments at April 28, 2002. At April 29, 2001 it consisted entirely of accumulated foreign currency translation adjustments. Accumulated other comprehensive loss as of April 28, 2002 and April 29, 2001 is as follows:

(dollars in thousands)	April 28, 2002	April 29, 2001

Beginning balance	$(18,358)	$(11,946)

Current-period change	(3,361)	(3,194)

Ending balance	$(21,719)	$(15,140)

7.	Operating segments. The Company conducts business across three primary businesses: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 28, 2001.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing	Coating
	& Nonwoven	&	Advanced
	Fiber	Finishing	Technology
(in thousands)	Systems	Systems	Systems	Corporate		Total

Thirteen weeks ended April 28, 2002

Net external sales	$104,107	$28,923	$30,496	$—		$163,526

Operating profit (loss)	23,024	643	2,091	(8,870	) (a)	16,888

Thirteen weeks ended April 29, 2001

Net external sales	$107,488	$35,058	$50,279	$—		$192,825

Operating profit (loss)	21,151	3,228	11,624	(14,957	) (a)	21,046

Twenty-six weeks ended April 28, 2002

Net external sales	$194,886	$55,744	$57,853	$—		$308,483

Operating profit (loss)	38,191	723	4,930	(13,566	) (a)	30,278

Twenty-six weeks ended April 29, 2001

Net external sales	$205,477	$63,876	$98,805	$—		$368,158

Operating profit (loss)	37,153	2,903	23,660	(24,308	) (a)	39,408

(a)	For the thirteen and twenty-six weeks ended April 28, 2002, this amount includes severance and restructuring costs of $1,005. For the thirteen and twenty-six weeks ended April 29, 2001, this amount includes severance and restructuring costs of $1,323 and $1,449, respectively. For the thirteen and twenty-six weeks ended April 29, 2001, this amount includes goodwill amortization of $3,861 and $7,723, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended
(dollars in thousands)	April 28, 2002	April 29, 2001

Total operating income for reported segments	$16,888	$21,046

Interest expense	(5,438)	(7,917)

Interest and investment income	236	181

Other – net	(74)	269

Income before income taxes	$11,612	$13,579

	Twenty-six weeks ended
(dollars in thousands)	April 28, 2002	April 29, 2001

Total operating income for reported segments	$30,278	$39,408

Interest expense	(11,116)	(15,731)

Interest and investment income	585	350

Other – net	353	1,311

Income before income taxes	$20,100	$25,338

The Company has significant sales in the following geographic regions:

	Thirteen weeks ended
(dollars in thousands)	April 28, 2002	April 29, 2001

North America	$72,903	$95,516

Europe	56,306	59,877

Japan	14,907	17,475

Pacific South	19,410	19,957

	$163,526	$192,825

	Twenty-Six weeks ended
(dollars in thousands)	April 28, 2002	April 29, 2001

North America	$144,776	$180,207

Europe	102,325	107,221

Japan	27,445	37,372

Pacific South	33,937	43,358

	$308,483	$368,158

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the second quarter of 2002 were $163.5 million, a 15.2% decrease from record sales of $192.8 million for the comparable period of 2001. Volume decreased 13.0%, with the effect of the stronger dollar on currency translations accounting for the difference.

Volume in the Company’s advanced technology systems segment was down 39%, primarily due to the continued global slowdown in the semiconductor and electronics industries. Volume for the Company’s adhesive dispensing systems business was flat compared to the second quarter of 2001. Volume of the coating and finishing segment was down 15% due to continued slow demand for large, engineered systems.

Second quarter sales volume was down 24% in North America, 2% in Europe, 5% in Japan and 3% in the Pacific South region. Lower advanced technology sales impacted all four geographic regions.

On a year-to-date basis, worldwide sales were $308.5 million, a decrease of 16.2% from 2001. Sales volume decreased 14.9%, with the remainder of the decrease traced to unfavorable currency translations. Volume of the advanced technology segment decreased 41%. Sales volume of the adhesive dispensing segment decreased 3%, and volume of the coating and finishing segment was down 11% from 2001.

Sales volume for the first two quarters of 2002 decreased in all four geographic regions, with North America down 20%, Europe down 3%, Japan down 18% and Pacific South down 22%. Lower advanced technology sales impacted all four geographic regions.

OPERATING PROFIT

Operating profit, as a percentage of sales, was 10.3% for the second quarter of 2002, compared to 10.9% for the second quarter of 2001. Excluding goodwill amortization, operating profit was 12.9% of sales last year. Operating profit, excluding severance and restructuring costs, was 10.9% for the second quarter of 2002, compared to 11.6% for 2001.

For the first half of 2002, operating profit, as a percentage of sales, was 9.8%, compared to 10.7% last year. Excluding goodwill amortization, operating profit was 12.8% of sales for the first half of last year. Operating profit, excluding severance and restructuring costs, as a percentage of sales decreased from 11.1% in 2001 to 10.1% in the current year.

The gross margin percentage for the second quarter of 2002 was 53.7%, down from 55.6% in 2001. The year-to-date gross margin percentage decreased from 55.7% last year to 54.3% this year. The lower margins were mainly attributable to the mix of products sold, unfavorable production volume variances and unfavorable currency effects.

At the beginning of fiscal 2000, the Company announced Action 2000, a program of broad-based initiatives to improve performance and reduce costs. During 2001, the Company’s initiative resulted in the recognition of $14.0 million of severance and restructuring charges. Of this amount, $13.3 million of severance and related benefit payments were made to approximately 400 employees. The remainder related to inventory write-offs associated with the combination of certain businesses. It is anticipated that Action 2000 and its progeny programs will be substantially complete by the end of fiscal year 2002. Of the unpaid amount of $7.6 million at October 28, 2001, $2.5 million remained at April 28, 2002. During the second quarter of 2002, additional severance and restructuring costs of $1.0 million were recognized. Of this amount, $.8 million was recorded in the income statement below selling and administrative expenses and consisted primarily of severance payments to approximately fifty employees. The remaining amount of $.2 million was included in cost of sales and related to inventory write-offs that occurred as a result of the combination of certain businesses.

Selling and administrative expenses decreased 13.2% and 12.8% for the thirteen and twenty-six weeks, respectively, of 2002 compared to the same period of 2001. The decrease is mainly attributable the results of Action 2000 described above. Due to the decrease in sales, selling and administrative expenses as a percent of sales increased from 41.9% in 2001 to 42.9% for the second quarter and from 42.5% to 44.3% for the year-to-date period.

NET INCOME

Compared to 2001, net income, as a percentage of sales before severance and restructuring costs, increased to 5.2% from 5.1% for the second quarter, but decreased from 4.7% to 4.6% for the first half. Net interest expense decreased $2.5 million for the quarter and $4.8 million for the first half, mainly as a result of lower borrowing levels.

Net income for the second quarter of 2002 was $7.8 million or $.23 per share on a diluted basis compared with $9.0 million or $.27 per share on a diluted basis in 2001. Excluding goodwill amortization, net income for the second quarter of 2001 was $11.8 million, or $.36 per diluted share. Excluding the effect of severance and restructuring costs, net income for the second quarter of 2002 was $8.5 million or $.25 per share on a diluted basis compared with $9.9 million or $.30 per share for the same period of 2001.

Year-to-date net income for 2002 was $13.5 million or $.40 per share on a diluted basis compared with $16.5 million or $.50 per share on a diluted basis in 2001. Excluding goodwill amortization, net income for 2001 was $22.2 million, or $.67 per share. Excluding the effect of severance and restructuring costs, year-to-date net income was $14.1 million or $.42 per share on a diluted basis in 2001, compared with $17.5 million or $.53 per share in 2001.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the second quarter and the first half of 2002 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2001 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the second quarter 2002 were translated at exchange rates in effect during the second quarter of 2001, sales would have been approximately $4.3 million higher while third-party costs and expenses would have been approximately $2.5 million higher. If the transactions for year-to-date 2002 were translated at exchange rates in effect during 2001, sales would have been approximately $4.9 million higher, and third party costs and expenses would have been approximately $2.8 million higher.

FINANCIAL CONDITION

During the first half of 2002, net assets increased $9.9 million. This increase is primarily due to earnings of $13.5 million and the net issuance of Nordson common stock related to stock option exercises totaling $8.9 million, offset by the payment of $9.3 million in dividends and $3.4 million from translating foreign net assets at the end of the second quarter when the U.S. dollar was stronger against other currencies than at the prior year end.

Working capital, as of the end of the second quarter, increased $13.2 million over the prior year-end. This change consisted primarily of decreases in notes payable, accounts payable and other current liabilities, offset by decreases in accounts receivables and inventories. All changes include slight decreases from the effects of translating into U.S. dollars current amounts denominated in generally weaker foreign currencies.

Receivables decreased from the collection of year-end receivables arising from strong sales in the fourth quarter of 2001. Inventories and accounts payable decreased as a result of lower level of business activity and the Company’s effort to improve working capital efficiencies. Accrued liabilities decreased as a result of severance payments, bonuses and profit sharing incentives during the first half of 2002.

Cash and cash equivalents decreased $3.2 million during the first half of 2002. Cash provided by operations was $67.8 million, which was used to pay off $63.4 million of notes payable and long-term debt. Uses of cash included outlays for capital expenditures and payments of dividends. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

OUTLOOK

Although there has been steady improvement in the packaging and product assembly businesses, a meaningful change in order activity across all businesses has not been seen. Earnings per share for the second half of 2002 are expected to be higher than the second half of 2001. Substantial progress has been made in the Company’s efforts to improve its cost structure and working capital efficiencies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on March 7, 2002 for the purposes of electing six directors.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Dr. Glenn R. Brown	For:	30,347,802

	Withheld:	672,891

Peter S. Hellman	For:	30,353,846

	Withheld:	666,847

Dr. David W. Ignat	For:	30,303,868

	Withheld:	716,825

Joseph P. Keithley	For:	30,309,105

	Withheld:	711,588

Eric T. Nord	For:	30,251,225

	Withheld:	769,468

Mary G. Puma	For:	30,298,766

	Withheld:	721,927

In addition to the above directors, the following director’s terms of office continued after the meeting: Edward P. Campbell, William W. Colville, William D. Ginn, Stephen R. Hardis, William P. Madar, William L. Robinson and Benedict P. Rosen.

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	There were no reports on Form 8-K filed for the quarter ended April 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	June 11, 2002		Nordson Corporation

		By:	/s/ Peter S. Hellman Peter S. Hellman Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ Nicholas D. Pellecchia Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)