Form 10-Q
period 2002-07-28
NORDSON CORP
filed 2002-09-10
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      July 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of July 28, 2002: 33,552,275

NORDSON CORPORATION

Part I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Dollars and shares in thousands except for per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	July 28, 2002	July 29, 2001	July 28, 2002	July 29, 2001

Sales	$160,237	$175,333	$468,720	$543,491
Cost of sales	74,463	83,661	215,310	246,680
Selling & administrative expenses	69,051	77,174	205,595	233,733
Goodwill amortization	—	3,862	—	11,585
Restructuring and severance costs	736	765	1,550	2,214

Operating profit	15,987	9,871	46,265	49,279
Other income (expense):
Interest expense	(5,281)	(7,022)	(16,397)	(22,753)
Interest and investment income	171	182	756	532
Other — net	(132)	5,593	221	6,904

Income before income taxes	10,745	8,624	30,845	33,962
Income taxes	3,546	2,997	10,179	11,802

Net income	$7,199	$5,627	$20,666	$22,160

Common Shares	33,508	32,781	33,321	32,617
Common share equivalents	335	302	374	374

Common shares and common share equivalents	33,843	33,083	33,695	32,991

Earnings per share:
Basic	$.21	$.17	$.62	$.68

Diluted	$.21	$.17	$.61	$.67

Dividends per common share	$.14	$.14	$.42	$.42

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	July 28, 2002	October 28, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$5,692	$7,881
Marketable securities	25	62
Receivables	139,911	167,822
Inventories	111,779	139,186
Deferred income taxes	37,046	37,564
Prepaid expenses	7,049	9,662

Total current assets	301,502	362,177
Property, plant and equipment — net	124,583	133,332
Goodwill — net	327,782	326,515
Other intangible assets — net	16,148	16,591
Other assets	18,861	23,838

	$788,876	$862,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$133,670	$194,964
Accounts payable	43,652	55,357
Current portion of long-term debt	8,730	14,580
Other current liabilities	79,983	90,752

Total current liabilities	266,035	355,653
Long-term debt	179,911	188,078
Other liabilities	60,719	54,996
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	122,353	114,889
Accumulated other comprehensive loss	(16,090)	(18,358)
Retained earnings	506,257	499,570
Common shares in treasury, at cost	(342,250)	(344,194)
Deferred stock-based compensation	(312)	(434)

Total shareholders’ equity	282,211	263,726

	$788,876	$862,453

See accompanying notes.

NORDSON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Thirty-Nine Weeks Ended

	July 28, 2002	July 29, 2001
Cash flows from operating activities:
Net income	$20,666	$22,160
Depreciation and amortization	20,860	31,278
Changes in operating assets and liabilities	37,113	(23,984)
Other — net	11,814	(3,640)

	90,453	25,814
Cash flows from investing activities:
Additions to property, plant and equipment	(8,012)	(20,830)
Sale of marketable securities	37	—
Acquisition of new businesses	(282)	(280,351)

	(8,257)	(301,181)
Cash flows from financing activities:
Net proceeds from (repayment of) notes payable	(63,229)	130,657
Net payment from (repayment of) long-term debt	(16,800)	145,186
Issuance of common shares	9,591	13,992
Purchase of treasury shares	(291)	(446)
Dividends paid	(13,980)	(13,687)

	(84,709)	275,702
Effect of exchange rate changes on cash	324	(404)

Decrease in cash	(2,189)	(69)
Cash and cash equivalents
Beginning of fiscal year	7,881	785

End of period	$5,692	$716

See accompanying notes.

NORDSON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 28, 2002

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 28, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Revenues are recognized when customer orders are complete and shipped. Accruals for the cost of product warranties are maintained for anticipated future claims. A limited number of the Company’s large engineered system sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized for a given accounting period is based on the ratio of actual costs incurred to total estimated costs at completion.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

(in dollars in thousands)	July 28, 2002	October 28, 2001

Finished goods	$40,682	$56,106
Work-in process	14,580	15,517
Raw materials and finished parts	56,517	67,563

	$111,779	$139,186

5.	Accounting changes. On October 29, 2001 the Company adopted the provisions of Financial Accounting Standards Board statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of No. 142. Goodwill amortization expense for the thirteen weeks ended July 29, 2001 was $3,862,000 ($2,811,000 after tax, or $.08 per share). Goodwill amortization expense for the thirty-nine weeks ended July 29,2001 was $11,585,000 ($8,433,000 after tax, or $.26 per share).

The following table reflects the consolidated results adjusted as though the adoption of No. 142 occurred as of the beginning of fiscal 2001:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	July 28,	July 29,	July 28,	July 29,
	2002	2001	2002	2001

(in thousands)
Net income:
As reported	$7,199	$5,627	$20,666	$22,160
Goodwill amortization	—	2,811	—	8,433

Adjusted net income	$7,199	$8,438	$20,666	$30,593

Basic earnings per share:
As reported	$.21	$.17	$.62	$.68
Goodwill amortization	—	.09	—	.26

Adjusted net income	$.21	$.26	$.62	$.94

Diluted earnings per share:
As reported	$.21	$.17	$.61	$.67
Goodwill amortization	—	.08	—	.26

Adjusted net income	$.21	$.25	$.61	$.93

Changes in the carrying amount of goodwill for the thirty-nine weeks ended July 28, 2002 by operating segment are as follows:

	Adhesive
	Dispensing &	Coating &	Advanced
	Nonwoven	Finishing	Technology
	Fiber Systems	Systems	Systems	Total

(dollars in thousands)
Balance at October 28, 2001	$27,337	$3,204	$295,974	$326,515
Acquisition	—	—	1,001	1,001
Currency effect	153	69	44	266

Balance at July 28, 2002	$27,490	$3,273	$297,019	$327,782

     Information regarding the Company’s intangible assets subject to amortization is as follows:

(in thousands)
		October 28, 2001

	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core/Developed Technology	$10,400	$1,069	$9,331
Non-Compete Agreements	4,745	2,090	2,655
Patent Costs	2,498	1,184	1,314
Other	4,145	2,854	1,291

Total	$21,788	$7,197	$14,591

		July 28, 2002

	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core/Developed Technology	$10,400	$1,359	$9,041
Non-Compete Agreements	3,545	1,042	2,503
Patent Costs	2,226	1,006	1,220
Other	5,952	4,568	1,384

Total	$22,123	$7,975	$14,148

At July 28, 2002 and October 28, 2001, $2,000,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the thirteen and thirty-nine weeks ended July 28, 2002 was $285,000 and $927,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts (in thousands)
2002	$1,206
2003	$1,164
2004	$1,115
2005	$1,002
2006	$808

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

6.	Comprehensive income. Comprehensive income for the thirteen and thirty-nine weeks ended July 28, 2002 and July 29, 2001 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	July 28,	July 29,	July 28,	July 29,
	2002	2001	2002	2001
(in thousands)
Net income	$7,199	$5,627	$20,666	$22,160
Foreign currency translation adjustments	5,629	(2,101)	2,268	(5,295)

Comprehensive income	$12,828	$3,526	$22,934	$16,865

Accumulated other comprehensive loss consisted of $11,418,000 of accumulated foreign currency translation adjustments and $4,672,000 of minimum pension liability adjustments at July 28, 2002. At July 29, 2001 it consisted entirely of accumulated foreign currency translation adjustments. Accumulated other comprehensive loss as of July 28, 2002 and July 29, 2001 is as follows:

(dollars in thousands)	July 28, 2002	July 29, 2001

Beginning balance	$(18,358)	$(11,946)
Current-period change	2,268	(5,295)

Ending balance	$(16,090)	$(17,241)

7.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s management. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 28, 2001.

End markets for Nordson products include food and beverage, metal furniture, appliances, electronic components, disposable nonwoven products and automotive components. Nordson sells its products primarily through a direct, geographically dispersed sales force.

     The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing	Coating
	& Nonwoven	&	Advanced
	Fiber	Finishing	Tech
(in thousands)	Systems	Systems	Systems	Corp.			Total

Thirteen weeks ended
July 28, 2002
Net external sales	$102,758	$27,329	$30,150	$—			$160,237
Operating profit (loss)	22,038	(1,535)	2,289	(6,805)	(a	)	15,987
Thirteen weeks ended
July 29, 2001
Net external sales	$107,528	$31,633	$36,172	$—			$175,333
Operating profit (loss)	19,989	(319)	4,579	(14,378)	(a	)	9,871
Thirty-Nine weeks ended
July 28, 2002
Net external sales	$297,644	$83,073	$88,003	$—			$468,720
Operating profit (loss)	60,229	(812)	7,219	(20,371)	(a	)	46,265
Thirty-Nine weeks ended
July 29, 2001
Net external sales	$313,005	$95,509	$134,977	$—			$543,491
Operating profit (loss)	57,142	2,584	28,239	(38,686)	(a	)	49,279

(a)	For the thirteen and thirty-nine weeks ended July 28, 2002, this amount includes severance and restructuring costs of $736 and $1,741, respectively. For the thirteen and thirty-nine weeks ended July 29, 2001, this amount includes severance and restructuring costs of $765 and $2,214, respectively. For the thirteen and thirty-nine weeks ended July 29, 2001, this amount includes goodwill amortization of $3,862 and $11,585, respectively.

     A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Thirteen weeks ended
(dollars in thousands)	July 28, 2002	July 29, 2001

Total operating income for reported segments	$15,987	$9,871
Interest expense	(5,281)	(7,022)
Interest and investment income	171	182
Other — net	(132)	5,593

Income before income taxes	$10,745	$8,624

	Thirty-Nine weeks ended
(dollars in thousands)	July 28, 2002	July 29, 2001

Total operating income for reported segments	$46,265	$49,279
Interest expense	(16,397)	(22,753)
Interest and investment income	756	532
Other — net	221	6,904

Income before income taxes	$30,845	$33,962

The Company has significant sales in the following geographic regions:

	Thirteen weeks ended
(dollars in thousands)	July 28, 2002	July 29, 2001

North America	$73,593	$88,251
Europe	53,513	54,113
Japan	15,026	16,573
Pacific South	18,105	16,396

	$160,237	$175,333

	Thirty-Nine weeks ended
(dollars in thousands)	July 28, 2002	July 29, 2001

North America	$218,369	$268,458
Europe	155,838	161,334
Japan	42,471	53,945
Pacific South	52,042	59,754

	$468,720	$543,491

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

SALES

Worldwide sales for the third quarter of 2002 were $160.2 million, an 8.6% decrease from sales of $175.3 million for the comparable period of 2001. Volume decreased 9.5%, with favorable currency effects accounting for the difference.

Sales volume for the Company’s adhesive dispensing segment was down 6%, primarily due to lower nonwoven fiber system sales in North America. The coating and finishing segment’s sales volume was down 14%, primarily due to lower engineered systems sales in North America. Sales volume for the Advanced Technology segment decreased 17%, reflecting the continuing global downturn in the technology sector.

Third quarter sales volume was down 17% in North America, 5% in Europe and 6% in Japan, with lower Advanced Technology sales impacting these regions. In the Pacific South region volume was up in all three segments, particularly finishing and advanced technology, resulting in volume growth of 11%.

On a year-to-date basis, worldwide sales decreased 13.8% from 2001. Volume declined 13.2%, with unfavorable currency effects accounting for the difference. Sales volume of the advanced technology segment decreased 35%, volume of the adhesive dispensing segment decreased 4% and volume of the coating and finishing segment was down 12% from 2001.

Sales volume for the first three quarters of 2002 decreased in all four geographic regions, with North America down 19%, Europe down 4%, Japan down 14% and Pacific South down 13%. Lower advanced technology sales impacted all four geographic regions.

OPERATING PROFIT

Operating profit was $16.0 million for the third quarter of 2002, up from $9.9 million last year. Operating profit, as a percentage of sales, including the effect of severance and restructuring costs, increased to 10.0% for the third quarter of 2002 from 5.6% for the third quarter of 2001. Excluding goodwill amortization, operating profit was 7.8% of sales last year. Operating profit, excluding severance and restructuring costs, was 10.4% for the third quarter of 2002, compared to 6.1% for 2001 (8.3% excluding severance and restructuring and goodwill amortization).

On a year-to-date basis, operating profit was $46.3 million in 2002, compared to $49.3 million in 2001. Operating profit, as a percentage of sales was 9.9% this year, compared to 9.1% last year. Excluding goodwill amortization, operating profit was 11.2% of sales last year. Excluding severance and restructuring costs, operating profit as a percentage of sales increased to 10.2% in the current year from 9.5% in 2001. Last year’s percentage was 11.6% without severance and restructuring costs and goodwill amortization.

The gross margin percentage increased for the third quarter from 52.3% in 2001 to 53.5% in 2002. The year-to-date gross margin percentage decreased from 54.6% last year to 54.1% this year. Currency effects and the mix of products sold were largely responsible for the quarter and year-to-date changes.

At the beginning of fiscal 2000, the Company announced Action 2000, a program of broad-based initiatives to improve performance and reduce costs. During 2001, the Company’s initiative resulted in the recognition of $14.0 million of severance and restructuring charges. Of this amount, $13.3 million of severance and related benefit payments were made to approximately 400 employees. The remainder related to inventory write-offs associated with the combination of certain businesses. It is anticipated that Action 2000 and its progeny programs will be substantially complete by the end of fiscal year 2002. Of the unpaid amount of $7.6 million at October 28, 2001, $2.0 million remained at July 28, 2002. During 2002, additional severance and restructuring costs of $1.7 million were recognized. Of this amount, $1.5 million was recorded in the income statement below selling and administrative expenses and consisted primarily of severance payments to approximately eighty employees. The remaining amount of $.2 million was included in cost of sales and related to inventory write-offs that occurred as a result of the combination of certain businesses. The unpaid amount at July 28, 2002 related to current year severance costs was $.4 million.

Selling and administrative expenses decreased 11.0% and 12.0% for the thirteen and thirty-nine weeks, respectively, of 2002 compared to the same period of 2001. The decrease is mainly attributable the results of programs described above. Selling and administrative expenses as a percent of sales decreased from 44.0% in 2001 to 43.1% for the third quarter but increased from 43.0% to 43.9% for the year-to-date period.

NET INCOME

Net income for the third quarter of 2002 was $7.2 million or $.21 per share on a diluted basis compared with $5.6 million or $.17 per share on a diluted basis in 2001. Excluding goodwill amortization, net income for the third quarter of 2001 was $8.4 million, or $.25 per diluted share. Excluding the effect of severance and restructuring costs, net income for the third quarter of 2002 was $7.7 million or $.23 per share on a diluted basis compared with $6.1 million or $.19 per share for the same period of 2001.

Year-to-date net income for 2002 was $20.7 million or $.61 per share on a diluted basis compared with $22.2 million or $.67 per share on a diluted basis in 2001. Excluding goodwill amortization, net income for 2001 was $30.6 million, or $.93 per share. Excluding the effect of severance and restructuring costs, year-to-date net income was $21.8 million or $.65 per share on a diluted basis in 2002, compared with $23.6 million or $.72 per share in 2001.

Net interest expense decreased $1.7 million for the quarter and $6.6 million for the year-to-date, primarily as a result of lower borrowing levels. Third quarter 2001 results include a pre-tax gain of $5.1 million, or $.10 per share, associated with the sale of real estate.

FOREIGN CURRENCY EFFECTS

In the aggregate, average exchange rates for the third quarter of 2002 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2001 periods, while the year-to-date average exchange rates for 2002 compared unfavorably to 2001. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 2002 were translated at exchange rates in effect during the third quarter of 2001, sales would have been approximately $1.5 million lower while third-party costs and expenses would have been approximately $.9 million lower. If the transactions for year-to-date 2002 were translated at exchange rates in effect during 2001, sales would have been approximately $3.4 million higher, and third party costs and expenses would have been approximately $2.0 million higher.

FINANCIAL CONDITION

During the first three quarters of 2002, net assets increased $18.5 million. This increase is primarily due to earnings of $20.7 million, the net issuance of Nordson common stock related to stock option exercises totaling $9.3 million and $2.3 million from translating foreign net assets at the end of the third quarter when the U.S. dollar was weaker against other currencies than at the prior year end, offset by the payment of $14.0 million in dividends.

Working capital, as of the end of the third quarter, increased $28.9 million over the prior year-end. This change consisted primarily of decreases in notes payable, accounts payable and other current liabilities, offset by decreases in accounts receivables and inventories. All changes include slight increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies.

Receivables decreased as a result of the downturn in business activity and improvement in day’s sales outstanding. Inventories and accounts payable decreased as a result of lower level of business activity and the Company’s effort to improve working capital efficiencies. Other current liabilities decreased as a result of severance payments during 2002. Net long-term deferred taxes had a debit balance at year-end 2001 and were included in other long-term assets. At the end of the third quarter they had a credit balance and were included in other long-term liabilities. That was the primary reason for the changes in those two balance sheet categories.

Cash and cash equivalents decreased $2.2 million during the first three quarters of 2002. Cash provided by operations was $90.5 million, which was used to pay off $80.0 million of notes payable and long-term debt. Uses of cash included outlays for capital expenditures and payments of dividends. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

OUTLOOK

We continue to face a challenging business environment resulting from the downturn in capital equipment markets. Substantial progress continues to be made in the Company’s efforts to improve its cost structure and working capital efficiencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates were disclosed in Form 10-K filed by the Company on January 25, 2002. The information disclosed has not changed materially in the interim period since October 28, 2001.

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number

	99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no reports on Form 8-K filed for the quarter ended July 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2002

Nordson Corporation

By: /s/ Peter S. Hellman
Peter S. Hellman
Executive Vice President,
Chief Financial and
Administrative Officer (Principal Financial Officer)

/s/ Nicholas D. Pellecchia
Nicholas D. Pellecchia
Vice President, Finance
and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Edward P. Campbell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nordson Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 10, 2002
/s/ Edward P. Campbell

Edward P. Campbell,
Chief Executive Officer

I, Peter S. Hellman, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Nordson Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 10, 2002
/s/ Peter S. Hellman

Peter S. Hellman,
Executive Vice President,
Chief Financial and
Administrative Officer