Form 10-K
period 2002-11-03
NORDSON CORP
filed 2003-01-27
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-7977

NORDSON CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	34-0590250
(State of incorporation)	(I.R.S. Employer Identification No.)

28601 Clemens Road Westlake, Ohio	44145
(Address of principal executive offices)	(Zip Code)
(440) 892-1580
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares with no par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

   The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of December 6, 2002 was approximately $714,711,000.

   There were 33,617,486 shares of Common Shares outstanding as of December 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2003 Annual Meeting — Part III

i

ii

PART I

Item 1. Business

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

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications.

The Company’s formula for long-term growth is based on a customer-driven strategy that is global in scope. Headquartered in Westlake, Ohio, Nordson markets its products through a network of direct operations in 30 countries throughout North America, Europe, Japan, Asia, Latin America and Australia. Consistent with this strategy, more than 50 percent of the Company’s revenues are generated outside the United States.

Nordson has approximately 3,600 employees worldwide and has principal manufacturing facilities in Ohio, Georgia, Alabama, California, Rhode Island, Germany, the Netherlands, and the United Kingdom.

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

Our corporate goal for growth is to double the value of the Company over a moving five-year period, with the primary measure of value set by the market for Company shares.

While external factors may impact value, the achievement of this goal will rest with earnings growth, capital and human resource efficiency, and positioning for the future.

Nordson does not expect every quarter to produce increased sales, earnings and earnings per share, or to exceed the comparative prior year’s quarter. We do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

Growth is achieved by seizing opportunities with existing products and markets, investing in systems to maximize productivity, and pursuing growth markets. This strategy is augmented through product line additions, engineering, research and development, and acquisition of companies that can serve multinational industrial markets.

We create benefits for our customers through a Package of ValuesTM, which includes carefully engineered, durable products; strong service support; the backing of a well-established worldwide company with financial and technical strengths; and a corporate commitment to deliver what was promised.

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

Nordson is committed to contributing an average of five percent of domestic pretax earnings to human services, health, education and other charitable activities, particularly in communities where the Company has major facilities.

Financial Information About Operating Segment, Foreign and Domestic Operations, and Export Sales

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” Nordson has reported information about the Company’s three operating segments. This information is contained in Note 16 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

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

A summary of the Company’s various products and examples of their uses are as follows:

      1. Adhesive Dispensing and Nonwoven Fiber Systems

•	Packaging — Automated adhesive dispensing systems that seal corrugated cases and paperboard cartons, apply product labels, and stabilize pallets.
•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible packaging industries.
•	Nonwovens — Systems for producing nonwoven fiber fabrics; equipment for applying adhesives, lotions, liquids and fibers to disposable nonwoven products.
•	Automotive — Adhesive and sealant dispensing systems for bonding and sealing window glass, body panels and structural components used on automobiles and trucks.

      2. Coating and Finishing Systems

•	Powder Coating — Automated spray systems used to apply powder paints and coatings to decorate and protect plastic, metal and wood products.
•	Liquid Finishing — Automated and manual spray systems that apply liquid paints and coatings to consumer and industrial products.
•	Container — Systems used to dispense and cure coatings used in the manufacture of metal, plastic and biodegradable containers.

      3. Advanced Technology Systems

•	Asymtek — Automated dispensing equipment for applying a broad range of fluids during the assembly of printed circuit boards and semiconductor packages; automated systems for applying conformal coatings to printed circuit boards and electronic assemblies.
•	UV Curing — Drying and curing systems for graphic arts, finishing and product assembly operations.
•	March Plasma Systems — Systems for modifying surfaces and cleaning components during manufacture of medical instruments, electronic products and printed circuit boards.
•	EFD, Inc. — Manual and automated dispensing units for the low-pressure application of fluid materials for the electronics, medical and automotive industries.

Nordson markets its products in the United States and fifty-six other countries, primarily through a direct sales force and also through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of its customers.

Manufacturing and Raw Materials

Nordson’s production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, California; East Providence, Rhode Island; Luneburg, Germany; Maastricht, The Netherlands; and Slough, U.K.

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

Nordson’s senior operating executives supervise an extensive quality control program for Nordson equipment, machinery and systems.

Natural gas and other fuels are primary energy sources for Nordson. However, standby capacity for alternative sources is available if needed.

Patents and Trademarks

The Company maintains procedures to protect patents and trademarks both domestically and internationally. However, Nordson’s business is not materially dependent upon any one or more of the patents, or on patent protection in general.

Seasonal Variation in Business

There is no significant seasonal variation in the Company’s business.

Working Capital Practices

No special or unusual practices affect Nordson’s working capital. However, the Company generally requires substantial advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. During fiscal 2002, the Company initiated a number of new business processes focused on reduction of manufacturing lead times. These initiatives will result in lower investment in inventory and yet maintain the capability to respond promptly to customer needs.

Customers

The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company’s business. In 2002, no single customer accounted for five percent or more of sales.

Backlog

The Company’s backlog of orders decreased to $45.4 million at November 3, 2002 from $74.8 million at October 28, 2001. All orders in the 2002 year-end backlog are expected to be shipped to customers in fiscal 2003.

Government Contracts

Nordson’s business neither includes nor depends upon a significant amount of governmental contracts or sub-contracts. Therefore, no material part of the Company’s business is subject to renegotiation or termination at the option of the government.

Competitive Conditions

Nordson equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, finishing and coating techniques. Any production process that requires the application of material to a substrate or surface is a potential use for Nordson equipment.

Many factors influence the Company’s competitive position, including pricing, product quality and service. Nordson enjoys a leadership position in the competitive industrial application systems business by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to Nordson’s leadership position. Nordson products help customers improve productivity, reduce raw material and energy consumption, lower maintenance costs, improve environmental conditions, and produce better performing finished products. Nordson’s worldwide network of direct sales and technical resources also is a competitive advantage.

Risk factors associated with Nordson’s competitive position include the development and commercial acceptance of alternative processes or materials and the growth of local competitors serving specific markets.

Research and Development

Investments in research and development are important to Nordson’s long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $26,554,000 in fiscal 2002, compared with approximately $27,701,000 in fiscal 2001 and $27,222,000 in fiscal 2000.

Environmental Compliance

Compliance with federal, state and local environmental protection laws during fiscal 2002 had no material effect on the Company’s capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 2003.

Employees

As of November 3, 2002, Nordson had 3,572 employees, including all full-time and part-time employees.

Item 2. Properties

The following table summarizes the principal properties of the Company.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex located on 52 acres of land	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building located on 10 acres of land	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building (leased)	143,000
Duluth, Georgia(1)	An office and laboratory building (leased)	110,000
Carlsbad, California(3)	Three manufacturing and office buildings (leased)	88,000
East Providence, Rhode Island(3)	A manufacturing, warehouse, distribution and office complex	75,000
Westlake, Ohio	Corporate headquarters and laboratory building located on 25 acres of land	68,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Atlanta, Georgia(1)	A warehouse and office building (leased)	50,000
Branford, Connecticut(2)	A manufacturing and office building (leased)	46,000
Lincoln, Rhode Island(3)	A manufacturing building	44,000
Talladega, Alabama(1)	A manufacturing and office building (leased)	27,000
St. Petersburg, Florida(3)	A manufacturing and office building (leased)	26,000
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Erkrath, Germany(1)(2)	An office, laboratory and warehouse building (leased)	63,000
Maastricht, The Netherlands (1)(2)(3)	A manufacturing, warehouse and office building (leased)	60,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Milano, Italy(1)(2)	An office, laboratory and warehouse (leased)	41,000
St. Thibault Des Vignes, France (1)(2)	An office building (leased)	29,000
Bangalore, India(1)(2)	An office and warehouse building	16,000
Dustable, U.K(3)	An office building	6,000

Business Segment — Property Identification Legend

(1)	Adhesive Dispensing and Nonwoven Fiber Systems

(2)	Coating and Finishing Systems

(3)	Advanced Technology Systems

Several of these properties are pledged as security for industrial revenue bonds and mortgage notes payable.

Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date.

In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 7 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

Item 3. Legal Proceedings

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with a feasibility study and remedial investigation (“FS/RI”) for the site, with the Company committing up to $325,000 toward the FS/RI. This amount has been recorded in the Company’s financial statements. The FS/RI is expected to be completed in 2005. The total cost of the Company’s share for site remediation cannot be determined at this time but based on current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

In addition, the Company is involved in various other legal proceedings arising in the normal course of business. Based on current information, the Company does not expect that the ultimate resolution of pending and threatened legal proceedings will have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Market Information and Dividends

The Company’s common shares are listed on The Nasdaq Stock Market’s National Market under the symbol NDSN. As of December 6, 2002, there were approximately 2,452 shareholders. The table below is a summary of dividends paid per common share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of 2002 and 2001. The price-earnings ratios reflect average market prices relative to trailing four-quarter earnings before severance and restructuring costs and inventory write-downs.

		Common
		Stock Price
	Dividend			Price-Earnings
Fiscal Quarters	Paid	High	Low	Ratio

2002:
First	$.14	$28.50	$22.16	26.1
Second	.14	33.40	26.90	32.8
Third	.14	31.99	21.31	27.8
Fourth	.15	26.60	21.40	25.5
2001:
First	$.14	$31.81	$24.25	14.9
Second	.14	32.25	22.00	15.9
Third	.14	29.00	24.06	18.8
Fourth	.14	28.77	20.67	24.2

Additional Information

The Company’s annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports and proxy statements are available at www.nordson.com. Copies of these reports may also be obtained free of charge by sending written requests to Barbara Price, Manager of Shareholder Relations, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

Equity Compensation Table

The following table sets forth information regarding the Company’s equity compensation plans in effect as of November 3, 2002.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	first reporting column)

Equity compensation plans approved by security holders	6,021,397	$25.63	1,176,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,021,397	$25.63	1,176,000

Item 6. Selected Financial Data

Five-Year Summary

	2002		2001		2000		1999		1998
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$647,756		731,416		740,568		700,465		660,900
Cost of sales	$310,542	(g)	337,129	(h)	332,597		318,230		303,671	(k)
% of sales	48		46		45		45		46
Selling and administrative expenses	$281,696		321,395		307,559		302,250		286,120
% of sales	43		44		42		43		43
Operating profit	$53,019	(g)	59,537	(h)	91,452	(i)	76,985	(j)	45,071	(k)
% of sales	8		8		12		11		7
Income before cumulative effect of accounting changes and non-recurring charges (net of tax)	$31,505	(g)	33,774	(h)	60,501	(i)	49,501	(j)	47,440	(k)
% of sales	5		5		8		7		7
Net income	$22,072		24,610		54,632		47,506		20,825
% of sales	3		3		7		7		3
Net income adjusted for goodwill amortization(b)	$22,072		35,853		57,979		50,844		23,477
% of sales	3		5		8		7		4
Financial Data(a)
Working capital	$21,926		6,524		116,230		89,376		121,394
Net property, plant and equipment and other non-current assets	$489,899		500,276		240,802		250,474		210,468
Total invested capital	$511,825		506,800		357,032		339,850		331,862
Total assets	$764,472		862,453		610,040		591,790		538,944
Long-term obligations	$242,935		243,074		109,809		118,452		117,087
Shareholders’ equity	$268,890		263,726		247,223		221,398		214,775
Return on average invested capital — % (c)	8		10		20		16		16
Return on average shareholders’ equity — %(d)	12		13		27		23		22
Per-Share Data(a)(e)
Basic earnings per share:
Income before cumulative effect of accounting changes and non-recurring charges	$0.94	(g)	1.03	(h)	1.86	(i)	1.50	(j)	1.43	(k)
Net income	$0.66		0.75		1.68		1.44		0.63
Diluted earnings per share:
Income before cumulative effect of accounting changes and non-recurring charges	$0.94	(g)	1.02	(h)	1.85	(i)	1.48	(j)	1.42	(k)
Net income	$0.66		0.74		1.67		1.42		0.62
Cash earnings per share(f)	$0.66		1.23		1.84		1.60		0.76
Dividends per common share	$0.57		0.56		0.52		0.48		0.44
Book value per common share	$8.00		7.96		7.62		6.76		6.42
Average common shares	33,383		32,727		32,455		33,048		33,084
Average common shares and common share equivalents	33,690		33,050		32,767		33,484		33,322

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result no longer amortizes goodwill. Amounts represent net income without goodwill amortization.

(c)	Income before cumulative effect of accounting changes and non-recurring charges plus interest on long-term obligations net of income taxes, as a percentage of total assets less current liabilities.

(d)	Income before cumulative effect of accounting changes and non-recurring charges, as a percentage of shareholders’ equity.

(e)	Amounts adjusted for 2-for-1 stock split effective September 12, 2000.

(f)	Diluted cash earnings per share consists of net earnings adjusted for goodwill amortization related to business acquisitions.

(g)	2002 includes an inventory write-down of $11.4 million, which is included in cost of sales and severance and restructuring costs of $2.7 million, of which $.2 million is included in cost of sales.

(h)	2001 includes a non-recurring charge of $14.0 million, consisting of severance and other charges of $13.3 million and inventory write-offs of $.7 million, which is included in cost of sales.

(i)	2000 operating profit includes a non-recurring charge of $9.0 million, which consists of severance payments.

(j)	1999 operating profit includes a non-recurring charge of $3.0 million, which consists of severance payments and supplemental pension obligations.

(k)	1998 cost of sales includes non-recurring charges related to inventory valuations of $6.9 million. Operating profit also includes non-recurring charges recorded below selling and administrative expenses and consists of $14.3 million for the portion of the purchase price paid for JM Laboratories, Inc. attributable to in-process research and development; $9.8 million for an early retirement program, involuntary severances and fixed-asset write-downs; and $2.0 million for costs associated with the consolidation of European operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates the accounting policies and estimates it uses to prepare financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management. Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position are discussed below.

Revenue Recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. During 2002, the Company recognized approximately $20 million of revenue under this method with respect to one contract, which was substantially completed prior to year-end. The remaining revenues are recognized upon delivery.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At November 3, 2002 goodwill represented approximately 43 percent of the Company’s total assets. The majority of the goodwill resulted from the acquisition of EFD, Inc. in 2001. In 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of a reporting unit is determined by applying appropriate discount rates to estimated future cash flows and terminal value amounts for the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required. In 2001, goodwill amortization was $15,446,000 ($11,243,000 on an after-tax basis, or $.34 per share). In 2000, goodwill amortization was $5,110,000 ($3,347,000 on an after-tax basis, or $.10 per share).

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out method for 38 percent of the Company’s consolidated inventories at November 3, 2002, with the first-in, first-out method used for the remaining inventory. On an ongoing basis, the Company tests its inventory for technical obsolescence, as well as for future demand and changes in market conditions. The Company has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. In the face of difficult economic conditions that accelerated the technical obsolescence of certain inventory and impacted the demand outlook for other inventory, the Company recognized an inventory write-down of $11.4 million in the fourth quarter of 2002 ($7.6 million on an after-tax basis, or $.23 per share).

Pension Plans and Other Postretirement Benefit Plans — The measurement of liabilities related to pension plans and other postretirement benefit plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, compensation increases and health care cost trend rates. The discount rates used to determine the present value of future benefits are based on yields of AA quality or better fixed income investments. The weighted average discount rate used to value pension plan obligations was 6.5 percent at November 3, 2002, compared to 6.9 percent at October 28, 2001. The rate used to value the postretirement obligation was 6.75 percent at November 3, 2002, compared to 7.25 percent at October 28, 2001. Annual expense amounts are determined based on the discount rate at the end of the prior year. The expected rate of return on pension assets is designed to be a long-term assumption that will be subject to year-to-year variability. The rate for 2002 was decreased to 8.6 percent from 9.5 percent in 2001. During 2002, the fair market value of pension plan assets decreased. Actual pension plan asset performance will either reduce or increase unamortized losses, which will ultimately affect net income. The rate of compensation increases was reduced from 5.2 percent in 2001 to 3.7 percent in 2002 to reflect actual experience.

The rate of increase in medical costs over the next five years was increased to reflect actual experience. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2002	$509,000	$(396,000)
Effect on postretirement obligation as of November 3, 2002	$4,479,000	$(3,536,000)

Employees hired after January 1, 2002 are not eligible to participate in the postretirement plan.

The overall effect of the assumption changes above will be to increase pension and postretirement expenses in fiscal 2003.

Financial Instruments — Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) on the Consolidated Statement of Income.

Fiscal Years 2002 and 2001

Worldwide sales for 2002 were $647.8 million, down 11 percent from 2001 sales of $731.4 million. Sales volume decreased 12 percent, which was offset by favorable currency effects of 1 percent due to the weaker dollar.

Sales volume in the Company’s adhesive dispensing systems segment decreased 4 percent. Increases in packaging sales volume were more than offset by lower sales of nonwoven systems in North America. Advanced technology segment volume was down 29 percent, primarily due to the continuing global slowdown in the semiconductor and electronics industries. Coating and finishing systems segment sales volume was down 13 percent, influenced significantly by lower engineered systems sales in North America. It is estimated that the effect of pricing on total revenues was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 57 percent of total 2002 sales, compared with 54 percent for 2001. Sales volume decreased in all four of Nordson’s geographic regions. Volume decreased 17 percent in North America, 3 percent in Europe, 15 percent in Japan and 9 percent in the Pacific South region. The slowdown in advanced technology and capital goods sectors was felt across all of these regions.

Gross margins, before restructuring charges and inventory write-downs, expressed as a percentage of sales were 53.8 percent in 2002, compared with 54.0 percent in 2001. A change in the mix of products sold, pricing pressures and higher indirect costs caused the lower margins. The Company recognized a fourth quarter inventory write-down of $11.4 million ($7.6 million on an after-tax basis, or $.23 per share). Gross margins, including restructuring charges and inventory write-downs, were 52.1 percent in 2002, down from 53.9 percent in 2001.

Selling and administrative expenses, excluding goodwill amortization and severance and restructuring costs, were 43.5 percent of sales in 2002 and 41.8 percent in 2001. Spending for 2002 decreased 7.9 percent as a result of the Company’s organizational restructuring and facility consolidations. As a result of adopting FASB Statement No. 142 at the beginning of 2002, the Company no longer amortizes goodwill. Goodwill amortization was $15,446,000 in 2001.

As a result of the continuing economic slowdown during 2002, the Company recognized $2.7 million ($1.8 million on an after-tax basis, or $.05 per share) of non-recurring charges, consisting of severance and other costs associated with the combination of certain businesses. Of the total amount, $.2 million is included in cost of sales. It is anticipated that additional costs of approximately $2 million, primarily related to severance payments, will be incurred in fiscal 2003. Annualized savings from the Company’s restructuring actions that began in 2000 are projected to be in excess of $40 million.

Worldwide operating profits, expressed as a percentage of sales before the effects of non-recurring charges, were 10.4 percent in 2002, compared with 10.1 percent for 2001. Segment operating profit percentages in 2002 and 2001, excluding corporate expenses which are not allocated to segments, were as follows:

Segment	2002	2001

Adhesive Dispensing Systems	21%	20%
Coating and Finishing Systems	—	3%
Advanced Technology Systems	7%	18%

All segments were impacted by the global economic downturn.

Interest expense of $21.7 million decreased $7.8 million from 2001, primarily due to lower borrowing levels. Other income decreased $5.5 million from 2001, which included a gain of $5.1 million on the sale of real estate. Nordson’s effective tax rate was 33.00 percent in 2002 compared with a rate of 34.75 percent in 2001.

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with a feasibility study and remedial investigation (“FS/ RI”) for the site, with the Company committing up to $325,000 toward the FS/ RI. This amount has been recorded in the Company’s financial statements. The FS/ RI is expected to be completed in 2005. The total cost of the Company’s share for site remediation cannot be determined at this time but based on current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

Net income in 2002 was $22.1 million, or $.66 per share on a diluted basis compared with $24.6 million, or $.74 per share on a diluted basis, in 2001. Excluding goodwill amortization, net income for 2001 was $35.9 million, or $1.08 per share. Excluding the effects of severance and restructuring costs and inventory write-downs, net income in 2002 was $31.5 million, or $.94 per share, compared with $33.8 million, or $1.02 per share for 2001 ($45.0 million or $1.36 per share without goodwill amortization). Severance and restructuring costs and inventory write-downs on an after-tax basis totaled $9.4 million, or $.28 per share for 2002, and $9.2 million, or $.28 per share on a diluted basis for 2001.

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt No. 143 in fiscal 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. The Company is required to adopt No. 144 in fiscal 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In May 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items. It also provides guidance with respect to the accounting for gains and losses on capital leases that were modified to become operating leases. The Company is required to adopt No. 145 in 2003, and there will be no impact as a result of the adoption.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Fiscal Years 2001 and 2000

Worldwide sales for 2001 were $731.4 million, down 1 percent from 2000 sales of $740.6 million. Sales volume increased 2 percent, which was offset by negative currency effects of 3 percent due to the stronger dollar. Excluding sales from EFD, Inc., which was acquired on October 30, 2000, volume was down 5 percent.

Sales volume in the Company’s adhesive dispensing systems segment decreased 3 percent. Advanced technology segment volume was up 32 percent as a result of the EFD acquisition. Excluding EFD, sales volume for this segment was off 11 percent, primarily due to the global slowdown in the semiconductor and electronics industries. Coating and finishing systems sales volume was down 7 percent influenced by weak demand for powder engineered systems in the United States. It is estimated that the effect of pricing on total revenues was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 54 percent of total 2001 sales, compared with 55 percent for 2000. The addition of EFD resulted in volume gains in all of Nordson’s four geographic regions. Excluding EFD, volume decreased 7 percent in North America, 5 percent in Europe and 6 percent in the Pacific South region. The slowdown in advanced technology was felt across all of these regions. Sales volume rose 1 percent in Japan, aided by gains in the advanced technology segment.

Gross margins, before restructuring charges, expressed as a percentage of sales were 54.0 percent in 2001, compared with 55.1 percent in 2000. Unfavorable currency effects, a change in the mix of products sold, pricing pressures and higher indirect costs were partially offset by the higher margins reported by EFD.

Selling and administrative expenses, excluding goodwill amortization and severance and restructuring costs, were 41.8 percent of sales in 2001 and 40.8 percent in 2000. Spending for 2001 increased 1.2 percent. Excluding EFD, spending was down 5 percent with favorable currency translation effects accounting for more than one-half of the decline. Goodwill amortization increased as a result of the EFD acquisition.

During 2001, continuing activity related to the Company’s Action 2000 initiative resulted in the recognition of $14.0 million ($9.2 million on an after-tax basis, or $.28 per share) of non-recurring charges, consisting of severance and other costs associated with the combination of certain businesses. The amount related to inventory write-offs, $.7 million, is included in cost of sales.

Worldwide operating profits, expressed as a percentage of sales before the effects of non-recurring charges, were 10.1 percent in 2001, compared with 13.6 percent for 2000. Segment operating profit percentages in 2001 and 2000, excluding corporate expenses which are not allocated to segments, were as follows:

Segment	2001	2000

Adhesive Dispensing Systems	20%	25%
Coating and Finishing Systems	3%	6%
Advanced Technology Systems	18%	16%

All segments were impacted by the global economic downturn. The addition of EFD had a positive effect on the profitability of the advanced technology segment.

Interest expense of $29.5 million increased $17.8 million over 2000, due to increased borrowing levels as a result of the EFD acquisition. Other income included a gain of $5.1 million on the sale of real estate. Nordson’s effective tax rate was 34.75 percent in 2001 compared with a rate of 34.50 percent in 2000.

Net income in 2001 was $24.6 million, or $.74 per share on a diluted basis compared with $54.6 million, or $1.67 per share on a diluted basis, in 2000. Excluding the effects of severance and restructuring costs, net income in 2001 was $33.8 million, or $1.02 per share, compared with $60.5 million, or $1.85 per share for 2000. Non-recurring charges on an after-tax basis totaled $9.2 million, or $.28 per share for 2001, and $5.9 million, or $.18 per share on a diluted basis for 2000.

Liquidity, Capital Expenditures and Sources of Capital

During 2002, cash generated by operations was $130.4 million, up from $73.4 million in 2001. Working capital, excluding cash and notes payable, decreased over $68 million. Accounts receivable were down more than $32 million from the prior year-end, due to the downturn in business activity and improvement in days’ sales outstanding. Inventories and accounts payable decreased as a result of a lower level of business activity and the Company’s efforts to improve working capital efficiencies. Pension and retirement obligations increased due to a decrease in the value of plan assets and changes in actuarial assumptions.

Significant uses of cash included capital expenditures, dividends, and repayments of over $110 million of notes payable and long-term debt. Nordson concentrated the majority of its 2002 capital expenditures on information systems and lab equipment. Dividend payments to shareholders on a per-share basis increased 2 percent over 2001.

The following table summarizes the Company’s obligations as of November 3, 2002:

	Payments Due by Period
Obligations
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
(In thousands)
Long-Term Debt	$171,314	$8,600	$68,094	$54,890	$39,730
Operating Leases	40,178	9,325	12,622	8,607	9,624
Capital Lease Obligations	8,876	4,498	4,137	241	—
Notes Payable	108,634	108,634	—	—	—
Standby Letters of Credit	4,407	4,407	—	—	—
Guarantees	4,749	4,749	—	—	—

Total Obligations	$338,158	$140,213	$84,853	$63,738	$49,354

Nordson has various lines of credit with both domestic and foreign banks. At November 3, 2002, these lines totaled $309 million, of which $200 million was unused. Included in the total amount of $309 million is a $250 million facility with a group of banks that expires in 2006. The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for 2003. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company.

The Company has an operating lease for office and manufacturing space with a partnership in which the Company is a partner. The lease contains an option to purchase the property at fair market value, and the Company intends to exercise the option in 2003. The amount of debt that would be assumed would be less than $11 million and is approximately equal to the current fair market value of the property.

Outlook

While the immediate outlook for the global economy is uncertain, we remain confident that the combination of our market leadership, geographic and technological diversity, new product offerings and our leaner, more-flexible infrastructure will allow us to respond effectively to customer demands as conditions improve.

Effects of Foreign Currency

The impact of changes in foreign currency exchange rates on sales and operating results cannot be precisely measured because of fluctuating selling prices, sales volume, product mix and cost structures in each country where Nordson operates. As a rule, a weakening of the U.S. dollar relative to foreign currencies has a favorable effect on sales and net income, while a strengthening of the U.S. dollar has a detrimental effect.

In 2002 compared with 2001, the U.S. dollar was generally weaker against foreign currencies. If 2001 exchange rates had been in effect during 2002, sales would have been approximately $2.2 million lower and third-party costs would have been approximately $1.5 million lower. In 2001 compared with 2000, the U.S. dollar was generally stronger against foreign currencies. If 2000 exchange rates had been in effect during 2001, sales would have been approximately $25.4 million higher and third-party costs would have been approximately $15.5 million higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company operates internationally and enters into transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. Nordson regularly uses foreign exchange contracts to reduce its risks related to most of these transactions. These contracts, primarily Euro and Yen, usually have maturities of 90 days or less, and generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. The balance of transactions denominated in foreign currencies are designated as hedges of the Company’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the Company’s use of foreign exchange contracts on a routine basis to reduce the risks related to nearly all of the Company’s transactions denominated in foreign currencies as of November 3, 2002, the Company did not have a material foreign currency risk related to its derivatives or other financial instruments.

Note 10 to the financial statements contains additional information about the Company’s foreign currency transactions and the methods and assumptions used by the Company to record these transactions.

The Company finances a portion of its operations with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates for most of its long-term debt.

The tables that follow present principal cash flows and related weighted-average interest rates by expected maturity dates of fixed-rate, long-term debt.

Expected maturity date November 3, 2002

						There-	Total	Fair
	2003	2004	2005	2006	2007	after	Value	Value
(In thousands)
Long-term debt, including current portion
Fixed-rate debt	$8,000	$8,000	$12,290	$44,290	$54,290	$47,130	$174,000	$182,574
Average interest rate	7.09%	7.04%	7.00%	6.94%	6.99%	7.19%	7.09%

Expected maturity date October 28, 2001

						There-	Total	Fair
	2002	2003	2004	2005	2006	after	Value	Value
(In thousands)
Long-term debt, including current portion
Fixed-rate debt	$8,000	$8,000	$8,000	$12,290	$52,290	$101,420	$190,000	$198,486
Average interest rate	7.17%	7.13%	7.09%	7.05%	7.00%	6.90%	7.17%

Inflation

Inflation affects profit margins because the ability to pass cost increases on to customers is restricted by the need for competitive pricing. Although inflation has been modest in recent years and has had no material effect on the years covered by these financial statements, Nordson continues to seek ways to minimize the impact of inflation. It does so through focused efforts to raise its productivity.

Trends

The Five-Year Summary in Item 6 documents Nordson’s historical financial trends. Over this period, the world’s economic conditions fluctuated significantly. Nordson’s solid performance is attributed to the Company’s participation in diverse geographic and industrial markets and its long-term commitment to develop and provide quality products and worldwide service to meet customers’ changing needs.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

Statements in this report pertaining to future periods are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended November 3, 2002, October 28, 2001 and October 29, 2000

	2002	2001	2000
(In thousands except for per-share amounts)
Sales	$647,756	$731,416	$740,568
Operating costs and expenses:
Cost of sales	310,542	337,129	332,597
Selling and administrative expenses	281,696	305,949	302,449
Goodwill amortization	—	15,446	5,110
Severance and restructuring costs	2,499	13,355	8,960

	594,737	671,879	649,116

Operating profit	53,019	59,537	91,452
Other income (expense):
Interest expense	(21,713)	(29,489)	(11,665)
Interest and investment income	924	1,414	984
Other — net	714	6,254	2,637

	(20,075)	(21,821)	(8,044)

Income before income taxes	32,944	37,716	83,408
Income tax (benefit)/provision:
Current	11,545	11,698	30,510
Deferred	(673)	1,408	(1,734)

	10,872	13,106	28,776

Net income	$22,072	$24,610	$54,632

Average common shares	33,383	32,727	32,455
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	307	323	312

Average common shares and common share equivalents	33,690	33,050	32,767

Basic earnings per share	$0.66	$0.75	$1.68
Diluted earnings per share	$0.66	$0.74	$1.67

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

November 3, 2002 and October 28, 2001

	2002	2001
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,872	$7,881
Marketable securities	25	62
Receivables	135,662	167,822
Inventories	87,100	139,186
Deferred income taxes	40,264	37,564
Prepaid expenses	5,650	9,662

Total current assets	274,573	362,177
Property, plant and equipment — net	118,773	133,332
Goodwill — net	327,897	326,515
Intangible assets — net	16,283	16,591
Deferred income taxes	8,148	3,726
Other assets	18,798	20,112

	$764,472	$862,453

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$108,634	$194,964
Accounts payable	48,809	55,357
Income taxes payable	4,362	2,926
Accrued liabilities	73,651	71,404
Customer advance payments	5,012	12,992
Current maturities of long-term debt	8,600	14,580
Current obligations under capital leases	3,579	3,430

Total current liabilities	252,647	355,653
Long-term debt	171,314	188,078
Obligations under capital leases	3,581	3,695
Pension and retirement obligations	65,230	50,144
Other liabilities	2,810	1,157
Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000,000 shares authorized; 49,011,000 shares issued	12,253	12,253
Capital in excess of stated value	123,178	114,889
Retained earnings	502,631	499,570
Accumulated other comprehensive loss	(27,318)	(18,358)
Common shares in treasury, at cost	(341,606)	(344,194)
Deferred stock-based compensation	(248)	(434)

Total shareholders’ equity	268,890	263,726

	$764,472	$862,453

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Shareholders’ Equity

Years ended November 3, 2002, October 28, 2001 and October 29, 2000

	Common Shares in					Accumulated
	Treasury			Capital in		Other	Deferred
			Common	Excess of	Retained	Comprehensive	Stock-based
	Shares	Amount	Shares	Stated Value	Earnings	Loss	Compensation	Total
(In thousands)
Balance at October 31, 1999	8,139	$(335,656)	$12,253	$97,167	$455,494	$(7,521)	$(339)	$221,398
Net income					54,632			54,632
Translation adjustments						(4,425)		(4,425)

Total comprehensive income								50,207
2-for-1 stock split	8,138
Shares issued under company stock and employee benefit plans	(542)	5,988		5,975			(535)	11,428
Amortization of deferred stock-based compensation							354	354
Purchase of treasury shares	827	(19,311)						(19,311)
Dividends — $.52 per share					(16,853)			(16,853)

Balance at October 29, 2000	16,562	(348,979)	12,253	103,142	493,273	(11,946)	(520)	247,223
Net income					24,610			24,610
Translation adjustments						(1,740)		(1,740)
Minimum pension liability adjustment net of taxes of $3,012						(4,672)		(4,672)

Total comprehensive income								18,198
Shares issued under company stock and employee benefit plans	(845)	9,332		11,747			(230)	20,849
Amortization of deferred stock-based compensation							316	316
Purchase of treasury shares	157	(4,547)						(4,547)
Dividends — $.56 per share					(18,313)			(18,313)

Balance at October 28, 2001	15,874	(344,194)	12,253	114,889	499,570	(18,358)	(434)	263,726
Net income					22,072			22,072
Translation adjustments						3,539		3,539
Minimum pension liability adjustment net of taxes of $8,008						(12,499)		(12,499)

Total comprehensive income								13,112
Shares issued under company stock and employee benefit plans	(622)	6,918		8,289			(108)	15,099
Amortization of deferred stock-based compensation							294	294
Purchase of treasury shares	146	(4,330)						(4,330)
Dividends — $.57 per share					(19,011)			(19,011)

Balance at November 3, 2002	15,398	$(341,606)	$12,253	$123,178	$502,631	$(27,318)	$(248)	$268,890

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended November 3, 2002, October 28, 2001 and October 29, 2000

	2002	2001	2000
(In thousands)
Cash flows from operating activities:
Net income	$22,072	$24,610	$54,632
Adjustments to reconcile net income to net cash provided by operating activities:
Severance and restructuring costs	1,749	7,552	1,528
Depreciation	27,995	24,909	24,276
Amortization	1,492	16,946	6,049
Inventory writedown	11,388	—	—
Provision for losses on receivables	2,216	2,289	1,110
Deferred income taxes	854	2,058	(3,077)
Other	2,243	2,637	5,254
Changes in operating assets and liabilities:
Receivables	32,873	28,050	(33,494)
Inventories	41,567	(849)	(20,606)
Other current assets	4,221	(1,575)	(3,089)
Other non-current assets	800	(7,329)	387
Accounts payable	(6,916)	(19,899)	40,559
Income taxes payable	1,381	(524)	2,480
Accrued liabilities	(8,947)	(3,361)	6,314
Customer advance payments	(8,055)	2,799	5,753
Other non-current liabilities	3,461	(4,884)	(3,100)

Net cash provided by operating activities	130,394	73,429	84,976
Cash flows from investing activities:
Additions to property, plant and equipment	(11,397)	(23,147)	(23,645)
Proceeds from sale of property, plant and equipment	2,113	10	82
Acquisition of businesses	(1,223)	(280,351)	—
Proceeds from sale of (purchases of) marketable securities	37	(32)	—

Net cash used in investing activities	(10,470)	(303,520)	(23,563)
Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(87,566)	104,550	(37,688)
Proceeds from long-term debt	—	153,371	—
Repayment of long-term debt	(22,678)	(12,267)	(7,822)
Debt issuance costs	—	(2,429)	—
Repayment of capital lease obligations	(3,884)	(3,738)	(4,031)
Issuance of common shares	11,024	16,762	9,768
Purchase of treasury shares	(300)	(462)	(17,651)
Dividends paid	(19,011)	(18,313)	(16,853)

Net cash provided by (used in) financing activities	(122,415)	237,474	(74,277)
Effect of exchange rate changes on cash	482	(287)	(2,381)

Increase (decrease) in cash and cash equivalents	(2,009)	7,096	(15,245)
Cash and cash equivalents at beginning of year	7,881	785	16,030

Cash and cash equivalents at end of year	$5,872	$7,881	$785

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

Consolidation — The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Ownership interests of 20 percent or more in non-controlled affiliates are accounted for by the equity method. Other investments are recorded at cost.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual amounts could differ from these estimates.

Fiscal year — The fiscal year for the Company’s domestic operations ends on the Sunday closest to October 31 and contained 53 weeks in 2002, and 52 weeks in 2001 and 2000. To facilitate reporting of consolidated accounts, the fiscal year for most of the Company’s international operations ends on September 30.

Revenue recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. Accordingly, the amount of revenue recognized is based on the ratio of actual costs incurred to total estimated costs at completion. The remaining revenues are recognized upon delivery.

Shipping and handling costs — Shipping and handling costs are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and amounted to $3,780,000 in 2002 ($5,421,000 in 2001 and $4,973,000 in 2000).

Research and development — Research and development costs are expensed as incurred and amounted to $26,554,000 in 2002 ($27,701,000 in 2001 and $27,222,000 in 2000).

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of the Company’s stock options, computed using the treasury stock method, as well as nonvested stock and deferred stock-based compensation.

Cash and cash equivalents — Highly liquid instruments with a maturity of 90 days or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents are carried at cost.

Marketable securities — Marketable securities consist primarily of municipal and other short-term notes with maturities greater than 90 days at date of purchase. At November 3, 2002, all contractual maturities were within one year. The Company’s marketable securities are classified as available for sale and recorded at quoted market prices which approximate cost.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 38 percent of consolidated inventories at November 3, 2002 (41 percent at October 28, 2001). The first-in, first-out (FIFO) method is used for all other inventories. Liquidations increased cost of sales by $573,000 in 2002. Consolidated inventories would have been $7,122,000 and $6,472,000 higher than reported at November 3, 2002 and October 28, 2001, respectively, had the Company used the FIFO method, which approximates current cost, for valuation of all inventories.

Notes to Consolidated Financial Statements — Continued

Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under capital leases, over the terms of the leases.

The Company capitalizes costs associated with the development and installation of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. The Company capitalizes interest costs on significant capital projects.

Costs incurred in connection with the acquisition and installation of an enterprise management system are being depreciated over 10 years, including costs capitalized in 2000 and 2001.

Goodwill and intangible assets — As discussed in Notes 2 and 17, the Company adopted FASB Statements No. 141 and No. 142 at the beginning of 2002. Goodwill assets are no longer amortized but are subject to impairment testing. Prior to 2002, goodwill was amortized using the straight-line method over the periods of expected benefit, which ranged from five to 35 years. Other intangible assets, which consist primarily of core/developed technology, non-compete agreements and patent costs, continue to be amortized over their useful lives. At present, these lives range from five to 30 years.

Foreign currency translation — The financial statements of the Company’s subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Premiums and discounts on forward contracts are amortized over the lives of the contracts. Gains and losses from foreign currency transactions which hedge a net investment in a foreign subsidiary and from intercompany foreign currency transactions of a long-term investment nature are included in accumulated other comprehensive income (loss). For subsidiaries operating in highly inflationary economies, gains and losses from foreign currency transactions and translation adjustments are included in net income.

Comprehensive income — Accumulated other comprehensive loss at November 3, 2002 consisted of foreign currency translation adjustments of $10,147,000 and a minimum pension liability adjustment of $17,171,000. Accumulated other comprehensive loss at October 28, 2001 consisted of foreign currency translation adjustments of $13,686,000 and a minimum pension liability adjustment of $4,672,000.

Presentation — Certain 2001 and 2000 amounts have been reclassified to conform to 2002 presentation.

Note 2 — Accounting Changes

In 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which summarizes the staff’s views regarding the application of generally accepted accounting principles to selected revenue recognition issues. This Bulletin did not have a material effect on the financial statements of the Company.

Notes to Consolidated Financial Statements — Continued

In 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amended Statement No. 133, “Accounting and Reporting Standards for Derivative Instruments and Hedging Activities”. No. 133 requires an entity to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the entity’s rights or obligations under the applicable derivative contract. This Statement did not have a material effect on the financial statements of the Company.

In 2002, the Company adopted FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. In 2001, goodwill amortization was $15,446,000 ($11,243,000 on an after-tax basis, or $.34 per share). In 2000, goodwill amortization was $5,110,000 ($3,347,000 on an after-tax basis, or $.10 per share).

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company is required to adopt No. 143 in fiscal 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. The Company is required to adopt No. 144 in fiscal 2003 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In May 2002, the FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items. It also provides guidance with respect to the accounting for gains and losses on capital leases that were modified to become operating leases. The Company is required to adopt No. 145 in 2003, and there will be no impact as a result of the adoption.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Notes to Consolidated Financial Statements — Continued

Note 3 — Retirement, Pension and Other Postretirement Plans

Retirement plans — The parent company and certain subsidiaries have funded contributory retirement plans covering certain employees. The Company’s contributions are primarily determined by the terms of the plans subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. The Company also sponsors unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2002, 2001 and 2000 was approximately $3,712,000, $4,254,000 and $3,326,000, respectively.

Pension and other postretirement plans — The Company has various pension plans that cover substantially all employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. The Company contributes actuarially determined amounts to domestic plans to provide sufficient assets to meet future benefit payment requirements. The Company also sponsors an unfunded supplemental pension plan for certain employees. The Company’s international subsidiaries fund their pension plans according to local requirements.

The Company also has an unfunded postretirement benefit plan covering most of its domestic employees. Employees hired after January 1, 2002 are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$111,680	$99,972	$20,012	$16,208
Service cost	4,111	3,369	881	743
Interest cost	7,888	7,120	1,529	1,339
Amendments	1,433	—	(5,353)	—
Foreign currency exchange rate change	981	(226)	—	—
Actuarial loss	6,146	6,282	7,927	3,897
Curtailment	(173)	(401)	—	(1,104)
Benefits paid	(4,794)	(4,436)	(1,360)	(1,071)

Benefit obligation at end of year	$127,272	$111,680	$23,636	$20,012

Change in plan assets:
Beginning fair value of plan assets	$72,535	$77,046	$—	$—
Actual return on plan assets	(4,096)	(10,080)	—	—
Company contributions	1,593	10,038	1,360	1,071
Foreign currency exchange rate change	606	(33)	—	—
Benefits paid from plan assets	(4,794)	(4,436)	(1,360)	(1,071)

Ending fair value of plan assets	$65,844	$72,535	$—	$—

Reconciliation of accrued cost:
Funded status of the plan	$(61,428)	$(39,145)	$(23,636)	$(20,012)
Unrecognized actuarial loss	35,738	16,730	11,669	4,138
Unamortized prior service cost	2,145	2,126	(4,984)	—
Unrecognized net transition obligation	558	860	—	—

Accrued benefit cost	$(22,987)	$(19,429)	$(16,951)	$(15,874)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(53,639)	$(29,113)	$(16,951)	$(15,874)
Intangible asset	2,461	2,000	—	—
Accumulated other comprehensive income	28,191	7,684	—	—

Total amount recognized in financial statements	$(22,987)	$(19,429)	$(16,951)	$(15,874)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $127,272,000, $117,793,000 and $65,844,000, respectively as of November 3, 2002, and $104,170,000, $93,565,000 and $66,761,000, as of October 28, 2001.

Notes to Consolidated Financial Statements — Continued

Net pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits

	2002	2001	2000	2002	2001	2000
(In thousands)
Service cost	$4,111	$3,369	$3,604	$881	$743	$643
Interest cost	7,888	7,120	6,688	1,529	1,339	1,110
Expected return on plan assets	(8,203)	(7,509)	(6,585)	—	—	—
Amortization of prior service cost	224	174	243	(369)	—	—
Amortization of transition obligation	315	456	490	—	—	—
Recognized net actuarial loss (gain)	267	(82)	(83)	396	101	—
Curtailment	513	318	—	—	—	(348)

Total benefit cost	$5,115	$3,846	$4,357	$2,437	$2,183	$1,405

For pensions, the actuarial value of projected benefit obligations at the end of 2002 and 2001 was determined using a weighted-average discount rate of 6.5 and 6.9 percent, respectively, and a rate of increase in future compensation levels of 3.7 and 5.2 percent, respectively. Plan assets consist primarily of stocks and bonds. The expected long-term rate of return on plan assets was 8.6 percent for 2002 and 9.5 percent for 2001.

For other postretirement benefits, the discount rate used in determining the accumulated postretirement benefit obligation at the end of 2002 and 2001 was 6.75 percent and 7.25 percent, respectively. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was assumed to be 8.5 percent in 2003, decreasing gradually to 5.0 percent in 2008.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2002	$509,000	$(396,000)
Effect on postretirement obligation as of November 3, 2002	$4,479,000	$(3,536,000)

Note 4 — Income Taxes

Income tax expense includes the following:

	2002	2001	2000
(In thousands)
Current:
U.S. federal	$13	$(1,161)	$16,163
State and local	(59)	821	1,261
Foreign	11,591	12,038	13,086

Total current	11,545	11,698	30,510
Deferred:
U.S. federal	232	1,864	(2,429)
State and local	(655)	468	(137)
Foreign	(250)	(924)	832

Total deferred	(673)	1,408	(1,734)

	$10,872	$13,106	$28,776

Notes to Consolidated Financial Statements — Continued

The reconciliation of the United States statutory federal income tax rate to the worldwide consolidated effective tax rate follows:

	2002	2001	2000

Statutory federal income tax rate	35.00%	35.00%	35.00%
Foreign Sales Corporation exemption	—	—	(3.68)
Extraterritorial income exclusion	(7.14)	—	—
Foreign tax rate variances, net of foreign tax credits	10.07	(7.38)	1.40
State and local taxes, net of federal income tax benefit	(2.68)	3.37	0.83
Amounts related to prior years	(1.14)	0.25	0.42
Other — net	(1.11)	3.51	0.53

Effective tax rate	33.00%	34.75%	34.50%

Earnings before income taxes of international operations were $27,038,000, $25,699,000 and $32,580,000 in 2002, 2001 and 2000, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries which are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $57,491,000 and $51,426,000 at November 3, 2002 and October 28, 2001, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2002	2001
(In thousands)
Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$10,319	$12,041
Employee benefits	27,520	19,909
Other accruals not currently deductible for taxes	12,687	14,315
Tax credit carryforwards	10,039	900.00
Inventory adjustments	8,832	3,600
Translation of foreign currency accounts	2,161	2,910
Other — net	522	342

Total deferred tax assets	72,080	54,017
Valuation allowance	(7,617)	—

Total deferred tax assets	64,463	54,017
Deferred tax liabilities:
Depreciation	14,549	11,296
Other — net	1,502	1,431

Total deferred tax liabilities	16,051	12,727

Net deferred tax assets	$48,412	$41,290

At November 3, 2002, the Company had $7,617,000 of foreign tax credit carryforwards that will expire in years 2003 through 2007, and $632,000 of general business tax credit carryforwards that will expire in 2022. At November 3, 2002 and October 28, 2001, the Company had $1,790,000 and $900,000, respectively, of unused alternative minimum tax credit carryforwards that do not expire. A $7,617,000 valuation allowance relates to foreign tax credits that may expire before being used.

Notes to Consolidated Financial Statements — Continued

Note 5 — Incentive Compensation Plans

The Company has two incentive compensation plans for executive officers. The Compensation Committee of the Board of Directors, composed of independent directors, approves participants in the plans and payments under the plans.

The annual cash bonus plan awards are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. In making awards under the bonus plan for any particular year, the Committee may, however, choose to modify targets, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $1,100,000 in 2002, $242,000 in 2001, and $1,870,000 in 2000.

Under the long-term incentive compensation plan, officers receive cash awards based solely on corporate performance targets over three-year performance periods. Cash awards vary if predetermined threshold, target and maximum performance levels are achieved at the end of a performance period. No payout will occur unless the Company achieves certain threshold performance objectives. The Committee may, however, choose to modify targets, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $1,406,000 in 2002, and zero in 2001 and 2000.

Notes to Consolidated Financial Statements — Continued

Note 6 — Details of Balance Sheet

	2002	2001
(In thousands)
Receivables:
Accounts	$127,451	$156,562
Notes	6,604	7,242
Other	5,388	8,036

	139,443	171,840
Allowance for doubtful accounts	(3,781)	(4,018)

	$135,662	$167,822

Inventories:
Finished goods	$48,463	$67,809
Work-in-process	11,471	16,099
Raw materials and finished parts	57,437	72,320

	117,371	156,228
Obsolescence reserve	(23,149)	(10,570)
LIFO reserve	(7,122)	(6,472)

	$87,100	$139,186

Property, plant and equipment:
Land	$3,588	$3,662
Land improvements	2,702	2,793
Buildings	77,664	76,200
Machinery and equipment	160,842	156,815
Enterprise management system	27,475	26,300
Construction-in-progress	1,542	13,937
Leased property under capitalized leases	13,395	13,135

	287,208	292,842
Accumulated depreciation and amortization	(168,435)	(159,510)

	$118,773	$133,332

Accrued liabilities:
Salaries and other compensation	$25,486	$22,896
Pension and retirement	13,246	2,856
Taxes other than income taxes	4,560	4,787
Other	30,359	40,865

	$73,651	$71,404

Notes to Consolidated Financial Statements — Continued

Note 7 — Leases

The Company has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options.

The Company has an operating lease for office and manufacturing space owned by a partnership in which the Company is a partner. The lease ends in 2010 and contains a renewal option and an annual option to purchase the property at fair market value. Future annual minimum lease payments range from $777,000 to $1,009,000 and approximate market rates.

Rent expense for all operating leases was approximately $10,611,000 in 2002, $10,697,000 in 2001, and $10,776,000 in 2000.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2002	2001
(In thousands)

Transportation equipment	$12,940	$12,755
Other	455	380

Total capitalized leases	13,395	13,135
Accumulated amortization	(6,235)	(6,010)

Net capitalized leases	$7,160	$7,125

At November 3, 2002, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized	Operating
(In thousands)

Fiscal year ending:
2003	$4,498	$9,325
2004	2,896	6,956
2005	1,241	5,666
2006	224	4,822
2007	17	3,785
Later years	—	9,624

Total minimum lease payments	8,876	$40,178

Less amount representing executory costs	708

Net minimum lease payments	8,168
Less amount representing interest	1,008

Present value of net minimum lease payments	7,160
Less current portion	3,579

Long-term obligations at November 3, 2002	$3,581

Notes to Consolidated Financial Statements — Continued

Note 8 — Notes Payable

Bank lines of credit and notes payable are summarized as follows:

	2002	2001
(In thousands)

Available bank lines of credit:
Domestic banks	$260,000	$360,130
Foreign banks	49,050	72,427

Total	$309,050	$432,557

Notes payable:
Domestic bank debt	$97,635	$162,000
Foreign bank debt	10,999	32,834
Other	—	130

Total	$108,634	$194,964

Weighted-average interest rate on notes payable	3.0%	3.8%
Unused bank lines of credit	$200,416	$237,593

Included in the domestic available amount above is a revolving credit agreement with a group of banks that began in 2001. At the end of 2001 the facility consisted of two parts: a $100 million, 364-day facility that could be extended for one year and a $250 million, five-year facility. The $100 million facility expired in 2002. Payment of commitment fees is required. Other lines of credit obtained by the Company can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees. At the end of 2001, other notes payable included promissory notes issued in connection with a business acquisition.

Note 9 — Long-term debt

The long-term debt of the Company is as follows:

	2002	2001
(In thousands)

Senior note, due 2007	$50,000	$50,000
Senior notes, due 2006-2011	100,000	100,000
Five-year term loan	24,000	40,000
Industrial revenue bonds — Gwinnett County, Georgia	4,200	4,800
Industrial revenue bonds — City of Westlake, Ohio	—	850
Acquisition financing notes	—	5,130
Leasehold improvements financing note, due 2006	1,714	1,878

	179,914	202,658
Less current maturities	8,600	14,580

Total	$171,314	$188,078

Notes to Consolidated Financial Statements — Continued

Senior note, due 2007 — This note is payable in one installment and bears interest at a fixed rate of 6.78 percent.

Senior notes, due 2006-2011 — These notes with a group of insurance companies have a weighted-average, fixed-interest rate of 7.02 percent and had an original weighted-average life of 6.5 years at the time of issuance in 2001.

Five-year term notes — These notes are payable in five annual installments of $8,000,000 beginning on October 31, 2001 with interest payable quarterly. The interest rate, which can be adjusted based on the Company’s performance, was 8.02 percent at November 3, 2002.

Industrial revenue bonds — Gwinnett County, Georgia — These bonds were issued in connection with the acquisition and renovation of the Norcross Manufacturing Facility in Gwinnett County, Georgia. These bonds are due in annual installments of $600,000 through 2009, with interest payable quarterly. The tax-free interest rate varies weekly and was 1.94 percent at November 3, 2002. The bonds are secured by a $4,407,000 standby letter of credit.

Leasehold improvements financing note — This note partially funded the leasehold improvements for a sales and demonstration facility in Japan built in 1996. The principal balance is Japanese ¥200 million and is payable in one installment in 2006. Interest, payable at a fixed rate of 3.10 percent, was converted to a variable rate through an interest rate swap. The variable rate is reset semi-annually, and at November 3, 2002 the Company’s effective borrowing rate was negative .28 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to November 3, 2002 are as follows: $8,600,000 in 2003; $8,600,000 in 2004; $12,890,000 in 2005; $46,604,000 in 2006; and $54,890,000 in 2007.

Guarantees — At November 3, 2002 the Company had issued $4,749,000 of guarantees to support the term-borrowing facilities of an unconsolidated affiliate. No guarantees were issued at October 28, 2001, however, subsequent to year-end, the Company issued $4,318,000 of similar guarantees.

Note 10 — Financial Instruments

The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of intercompany receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. Gains of $130,000, $146,000 and $248,000 were recognized from changes in fair value of these contracts for the years ended November 3, 2002, October 28, 2001 and October 29, 2000.

Notes to Consolidated Financial Statements — Continued

At November 3, 2002 the Company had outstanding forward exchange contracts that mature at various dates through December 2002. The following table summarizes, by currency, the Company’s forward exchange contracts at November 3, 2002 and October 28, 2001:

	Sell		Buy

	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value
(In thousands)

November 3, 2002 contract amounts:
Euro	$17,760	$17,884	$35,705	$36,249
British pound	936	941	2,950	3,028
Japanese yen	2,993	2,875	13,575	13,282
Others	1,916	1,931	8,172	8,250

Total	$23,605	$23,631	$60,402	$60,809

October 28, 2001 contract amounts:
Euro	$9,302	$9,339	$14,620	$14,726
British pound	14,603	14,723	4,549	4,572
Japanese yen	7,733	8,372	10,199	10,639
Others	1,495	1,491	8,534	8,428

Total	$33,133	$33,925	$37,902	$38,365

The Company also uses foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of its investment in its wholly owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For the years ended November 3, 2002 and October 28, 2001, a net loss of $308,000 and a net gain of $1,914,000, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

The Company has an interest-rate swap that it has designated as a fair-value hedge. This derivative qualified for the short-cut method. The swap is recorded with a fair market value of $71,000 in other assets in the November 3, 2002 Consolidated Balance Sheet and $204,000 in the October 28, 2001 Consolidated Balance Sheet.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The Company uses major banks throughout the world for cash deposits, forward exchange contracts and interest rate swaps. The Company’s customers represent a wide variety of industries and geographic regions. As of November 3, 2002, there were no significant concentrations of credit risk. The Company does not use financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements — Continued

The carrying amounts and fair values of the Company’s financial instruments, other than receivables and accounts payable, are as follows:

	2002

	Carrying
	Amount	Fair Value
(In thousands)

Cash and cash equivalents	$5,872	$5,872
Marketable securities	25	25
Notes payable	(108,634)	(108,634)
Long-term debt	(179,914)	(188,488)
Forward exchange contracts	384	286

	2001

	Carrying
	Amount	Fair Value
(In thousands)

Cash and cash equivalents	$7,881	$7,881
Marketable securities	62	62
Notes payable	(194,964)	(194,964)
Long-term debt	(202,658)	(211,144)
Forward exchange contracts	254	278

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Marketable securities are valued at quoted market prices.
•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.
•	The fair value of forward exchange contracts is estimated using quoted exchange rates of comparable contracts.
•	The fair value of interest rate swaps is estimated using valuation techniques based on discounted future cash flows.

Note 11 — Capital Shares

Preferred — The Company has authorized 10,000,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2002, 2001, or 2000.

Common — On August 1, 2000, the Board of Directors declared a 2-for-1 stock split on the Company’s common stock, paid in the form of a 100 percent stock dividend on September 12, 2000, for all shares outstanding on August 25, 2000. Accordingly, all per-share amounts, common stock and common stock equivalents outstanding used in the calculation of per-share amounts and stock option information have been adjusted retroactively to reflect the stock split.

The Company has 80,000,000 authorized common shares without par value. In March 1992, the shareholders adopted an amendment to the Company’s articles of incorporation which, when filed with the State of Ohio, would increase the number of authorized common shares to 160,000,000. At November 3, 2002 and October 28, 2001, there were 49,011,000 common shares issued. At November 3, 2002 and October 28, 2001, the number of outstanding common shares, net of treasury shares, was 33,614,000 and 33,138,000, respectively. Treasury shares are reissued using the first-in, first-out method.

Notes to Consolidated Financial Statements — Continued

Note 12 — Company Stock Plans

Long-term performance plan — The Company’s long-term performance plan, adopted in 1993, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. The number of common shares available for grant of awards is 3.0 percent of the number of common shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years. At the beginning of fiscal 2003, there were 1,176,000 shares available for grant in 2003.

Stock options — The Company may grant non-qualified or incentive stock options to employees and directors of the Company. Generally, the options may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year, and the options expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events which involve or may result in a change of control of the Company.

The Company uses the intrinsic value method to account for employee stock options. No compensation expense has been recognized because the exercise price of the Company’s stock options equals the market price of the underlying common shares on the date of grant. Tax benefits arising from the exercise of non-qualified stock options are recognized when realized and credited to capital in excess of stated value.

Summarized transactions are as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	Per Share

Outstanding at October 31, 1999	5,482,914	$25.25
Granted	904,256	$22.33
Exercised	(346,336)	$16.35
Forfeited or expired	(332,498)	$26.14

Outstanding at October 29, 2000	5,708,336	$25.27
Granted	836,300	$28.51
Exercised	(338,493)	$22.84
Forfeited or expired	(208,151)	$26.40

Outstanding at October 28, 2001	5,997,992	$25.82
Granted	776,697	$23.42
Exercised	(526,844)	$24.44
Forfeited or expired	(226,448)	$25.90

Outstanding at November 3, 2002	6,021,397	$25.63

Exercisable at October 29, 2000	3,476,640	$26.15

Exercisable at October 28, 2001	3,854,220	$26.16

Exercisable at November 3, 2002	4,278,058	$25.91

Notes to Consolidated Financial Statements — Continued

Summarized information on currently outstanding options follows:

	Range of Exercise Price

	$20 - $25	$26 - $30	$31 - $35

Number outstanding	2,970,363	2,959,478	91,556
Weighted-average remaining contractual life, in years	6.8	4.3	4.2
Weighted-average exercise price	$22.99	$28.08	$31.88
Number exercisable	1,871,773	2,361,280	45,005
Weighted-average exercise price	$23.11	$28.02	$31.88

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for employee stock options granted since 1996 under the fair value method. Under this method, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

Pro forma and weighted-average assumption information follows:

	2002	2001	2000
(In thousands except for per-share amounts)
Net income:
As reported	$22,072	$24,610	$54,632
Pro forma	$18,885	$21,200	$50,876
Diluted earnings per share:
As reported	$ .66	$ .74	$ 1.67
Pro forma	$ .57	$ .64	$ 1.58
Weighted-average fair value of options granted during the year	$ 6.04	$ 8.43	$ 7.20
Risk-free interest rate	4.07 – 5.07%	3.91 – 4.57%	5.57 – 5.94%
Expected life of option, in years	7	7	7
Expected dividend yield	2.60%	1.62%	1.50%
Expected volatility	.26	.25	.24

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock appreciation rights — The Company may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised, over its value when the right was granted. There were no stock appreciation rights outstanding during 2002, 2001, and 2000.

Limited stock appreciation rights that become exercisable upon the occurrence of events that involve or may result in a change of control of the Company have been granted with respect to 6,021,000 shares.

Notes to Consolidated Financial Statements — Continued

Restricted stock — The Company may grant restricted stock to employees. These shares may not be disposed of for a designated period of time defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. In 2002, there were 4,488 restricted shares granted at a weighted average fair value of $24.17 per share (11,850 and $27.60 in 2001 and 26,812 and $22.19 in 2000). Net amortization was $294,000 in 2002 ($316,000 in 2001 and $354,000 in 2000).

Employee stock purchase rights — The Company may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of common shares at a discount from fair market value. No stock purchase rights were outstanding during 2002, 2001 and 2000.

Employee Stock Ownership Plan — The Company sponsored an Employee Stock Ownership Plan (ESOP) covering all domestic employees. Company contributions were discretionary and funded annually by a combination of cash and shares of the Company’s common stock. Allocations to the participants’ accounts were made on December 31 on the basis of their compensation for the year. Each participant vested in his account at a rate of 20 percent per year from date of employment. Distribution of a participant’s account occurs at retirement, death, or termination of employment.

The ESOP was merged into the Company’s domestic retirement plan in fiscal year 2000. ESOP compensation expense was $167,000 in the first two months of 2000. Contributions to the plan were $1,167,000 in 2000.

Shareholder rights plan — In August 1988, the Board of Directors declared a dividend of one common share purchase right for each common share outstanding on September 9, 1988. Rights are also distributed with common shares issued by the Company after that date. The rights may only be exercised if a party acquires 15 percent or more of the Company’s common shares. The exercise price of each right is $87.50 per share. The rights trade with the shares until the rights become exercisable, unless the Board of Directors sets an earlier date for the distribution of separate right certificates.

If a party acquires at least 15 percent of the Company’s common shares (a “flip-in” event), each right then becomes the right to purchase two common shares of the Company for $.50 per share.

The rights may be redeemed by the Company at a price of $.005 per right at any time prior to a “flip-in” event, or expiration of the rights on October 31, 2007.

Shares reserved for future issuance — At November 3, 2002, there were 86,146,000 shares reserved for future issuance through the exercise of outstanding options or rights, including 79,840,000 shares under the shareholder rights plan.

Note 13 — Severance and Restructuring Costs and Inventory Write-Downs

In light of difficult economic conditions during 2002, and initiatives to rationalize the value of its investment in inventory that were completed in the fourth quarter, the Company recognized a fourth quarter inventory write-down of $11.4 million ($7.6 million on an after-tax basis, or $.23 per share). This amount was recorded in cost of sales. Also, during 2002, the Company recognized severance and restructuring costs of $2.7 million ($1.8 million on an after-tax basis, or $.05 per share). Of this amount, $2.5 million related to workforce reduction actions involving approximately 130 people. This amount was recorded below selling and administrative expenses in the Consolidated Statement of Income. The remaining amount of $.2 million related to the combination of two of the Company’s businesses and was included in cost of sales. Of the total amount, $.7 million was unpaid at November 3, 2002. Total severance, restructuring and inventory write-down costs in 2002 were $14.1 million ($9.4 million on an after-tax basis, or $.28 per share).

Notes to Consolidated Financial Statements — Continued

During 2001, the Company recognized severance and restructuring costs of $14.0 million ($9.2 million on an after-tax basis, or $.28 per share). Of this amount, $13.3 million related to workforce reduction actions including reductions of approximately 400 people. This amount was recorded below selling and administrative expenses in the Consolidated Statement of Income. The remaining amount of $.7 million related to inventory write-offs associated with the combination of certain businesses was included in cost of sales. Of the total amount, $7.6 million was unpaid at October 28, 2001, and $1.0 million was unpaid at November 3, 2002.

During 2000, the Company recognized severance costs of $9.0 million ($5.9 million on an after-tax basis or $.18 per share). Of this amount, $7.5 million was paid in 2000, and the remainder was paid in 2001. The charges were recorded below selling and administrative expenses in the Consolidated Statement of Income.

Note 14 — Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at their estimated fair value at the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results of acquisitions are included in the Consolidated Statement of Income from the respective dates of acquisition.

In February 2002 the Company acquired a distributor of EFD, Inc. equipment for $1,223,000. Assuming this acquisition had taken place at the beginning of 2000, pro forma results would not have been materially different.

On October 30, 2000, the Company completed the acquisition of EFD, Inc., a privately held East Providence, Rhode Island-based manufacturer of precision, low-pressure, industrial dispensing valves and components. The cost of this acquisition was $281,183,000, with the majority of the purchase financed with short-term credit facilities. Internally generated cash flow of the Company and EFD, Inc. are being used to pay down this debt. The acquisition was accounted for using the purchase method of accounting. EFD, Inc. is now a wholly-owned subsidiary of the Company.

The following unaudited pro forma data summarize the fiscal 2000 results of operations of the Company and EFD, Inc. as if the acquisition had occurred at the beginning that year.

2000
(In thousands except for per-share amounts)
Results of operations:
Net sales	$801,892
Net income	$54,056
Basic earnings per share	$1.67
Diluted earnings per share	$1.65

Notes to Consolidated Financial Statements — Continued

Note 15 — Supplemental Information for the Statement of Cash Flows

	2002	2001	2000
(In thousands)

Cash operating activities:
Interest paid	$22,232	$26,282	$12,010
Income taxes paid	6,522	11,373	27,764
Noncash investing and financing activities:
Capitalized lease obligations incurred	$4,295	$4,954	$4,179
Capitalized lease obligations terminated	635	654	954
Shares acquired and issued through exercise of stock options	4,030	4,086	1,660
Noncash assets and liabilities of businesses acquired:
Working capital	$253	$11,285	$—
Property, plant and equipment	—	6,378	—
Intangibles and other	970	262,688	—

	$1,223	$280,351	$—

Note 16 — Operating Segments and Geographic Area Data

The Company conducts business across three primary businesses: adhesive dispensing and nonwoven fiber, coating and finishing, and advanced technology. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management. The primary measurement focus is operating profit, which equals sales less operating costs and expenses. Segment operating profit excludes severance and restructuring charges, inventory write-downs, goodwill amortization, general corporate expenses, interest income (expense), investment income (net) and other income (expense). These items are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

No single customer accounted for more than 5 percent of the Company’s sales in 2002, 2001, or 2000.

Notes to Consolidated Financial Statements — Continued

The following table presents information about Nordson’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate		Total
(In thousands)
Year ended November 3, 2002
Net external sales	$413,082	$114,196	$120,478	$—		$647,756
Depreciation	11,416	4,447	4,623	7,509		27,995
Operating profit	84,916	414	8,324	(40,635	) (a)	53,019
Identifiable assets(c)	205,040	56,343	61,778	459,671	(b)	782,832
Expenditures for long-lived assets (d)	5,219	1,070	4,222	886		11,397
Year ended October 28, 2001
Net external sales	$430,614	$130,911	$169,891	$—		$731,416
Depreciation	10,725	3,507	4,336	6,341		24,909
Operating profit	85,139	4,008	31,417	(61,027	) (a)	59,537
Identifiable assets(c)	240,409	77,087	82,009	468,903	(b)	868,408
Expenditures for long-lived assets (d)	14,106	2,427	3,199	3,415		23,147
Year ended October 29, 2000
Net external sales	$463,552	$145,943	$131,073	$—		$740,568
Depreciation	11,562	4,687	3,596	4,431		24,276
Operating profit	114,075	9,479	20,789	(52,891	) (a)	91,452
Identifiable assets(c)	257,671	86,033	68,396	230,931	(b)	643,031
Expenditures for long-lived assets (d)	7,320	2,347	3,109	10,869		23,645

(a)	Includes $14.1 million of severance and restructuring charges and inventory write-downs in 2002, $14.0 million of severance and other restructuring charges in 2001 and $9.0 million of severance costs in 2000. Also, includes $15.4 million of goodwill amortization in 2001 and $5.1 million of goodwill amortization in 2000. These charges were not allocated to reportable segments for management reporting purposes.

(b)	Corporate assets are principally cash and cash equivalents, domestic deferred income taxes, investments, capital leases, headquarter facilities, the major portion of the Company’s domestic enterprise management system and intangible assets.

(c)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves and property, plant and equipment net of accumulated depreciation.

(d)	Long-lived assets consist of property, plant and equipment and capital lease assets.

Notes to Consolidated Financial Statements — Continued

The Company has significant sales and long-lived assets in the following geographic areas:

	2002	2001	2000
(In thousands)
Net external sales
North America(a)	$296,466	$357,461	$351,098
Europe	219,846	220,122	231,712
Japan	59,993	74,979	79,443
Pacific South	71,451	78,854	78,315

Total net external sales	$647,756	$731,416	$740,568

Long-lived assets
North America(b)	$99,023	$112,947	$108,311
Europe	13,125	12,787	10,241
Japan	3,867	4,636	5,392
Pacific South	2,758	2,962	2,966

Total long-lived assets	$118,773	$133,332	$126,910

(a)	Net external sales in the United States for 2002, 2001 and 2000 were $280.3 million, $339.5 million, and $330.2 million, respectively.

(b)	Long-lived assets in the United States for 2002, 2001 and 2000 were $98.7 million, $112.7 million, and $108.2 million, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2002	2001	2000
(In thousands)
Total profit for reportable segments	$53,019	$59,537	$91,452
Interest expense	(21,713)	(29,489)	(11,665)
Interest and investment income	924	1,414	984
Other-net	714	6,254	2,637

Consolidated income before income taxes	$32,944	$37,716	$83,408

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2002	2001	2000
(In thousands)
Total assets for reportable segments	$782,832	$868,408	$643,031
Plus: customer advance payments	5,012	12,992	9,961
Eliminations	(23,372)	(18,947)	(42,952)

Total consolidated assets	$764,472	$862,453	$610,040

Note 17 — Goodwill and Other Intangible Assets

In 2002, the Company adopted FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required.

Notes to Consolidated Financial Statements — Continued

Goodwill amortization expense for 2001 was $15,446,000 ($11,243,000 after-tax, or $.34 per share). Goodwill amortization expense for 2000 was $5,110,000 ($3,347,000 after-tax, or $.10 per share).

The following table reflects the consolidated results adjusted as though the adoption of No. 142 occurred as of the beginning of fiscal 2000:

	2002	2001	2000
(In thousands)
Net income:
As reported	$22,072	$24,610	$54,632
Goodwill amortization	—	11,243	3,347

Adjusted net income	$22,072	$35,853	$57,979

Basic earnings per share:
As reported	$0.66	$0.75	$1.68
Goodwill amortization	—	.34	.10

Adjusted net income	$0.66	$1.09	$1.78

Diluted earnings per share:
As reported	$0.66	$0.74	$1.67
Goodwill amortization	—	.34	.10

Adjusted net income	$0.66	$1.08	$1.77

Changes in the carrying amount of goodwill for 2002 by operating segment are as follows:

	Adhesive
	Dispensing
	&
	Nonwoven	Coating &	Advanced
	Fiber	Finishing	Technology
	Systems	Systems	Systems	Total
(In thousands)
Balance at October 28, 2001	$27,337	$3,204	$295,974	$326,515
Acquisition	—	—	930	930
Other changes	96	—	(88)	8
Currency effect	189	74	181	444

Balance at November 3, 2002	$27,622	$3,278	$296,997	$327,897

Notes to Consolidated Financial Statements — Continued

Information regarding the Company’s intangible assets subject to amortization is as follows:

	November 3, 2002

	Carrying	Accumulated
	Amount	Amortization	Net Book Value
(In thousands)
Core/ Developed Technology	$10,400	$1,446	$8,954
Non-Compete Agreements	3,585	1,098	2,487
Patent Costs	2,227	1,064	1,163
Other	5,811	4,593	1,218

Total	$22,023	$8,201	$13,822

	October 28, 2001

	Carrying	Accumulated
	Amount	Amortization	Net Book Value
(In thousands)
Core/ Developed Technology	$10,400	$1,069	$9,331
Non-Compete Agreements	4,745	2,090	2,655
Patent Costs	2,498	1,184	1,314
Other	4,145	2,854	1,291

Total	$21,788	$7,197	$14,591

At November 3, 2002, $2,461,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization. The amount at October 28, 2001 was $2,000,000.

Amortization expense for 2002 and 2001 was $1,201,000 and $1,184,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2003	$1,165
2004	$1,110
2005	$920
2006	$824
2007	$765

Notes to Consolidated Financial Statements — Continued

Note 18 — Quarterly financial data (unaudited)

(In thousands except for per-share amounts)	First	Second	Third	Fourth

2002:
Sales	$144,957	$163,526	$160,237	$179,036
Cost of sales	65,203	75,644	74,463	95,232
Net income	5,687	7,780	7,199	1,406
Earnings per share:
Basic	$.17	$.23	$.21	$.04
Diluted	.17	.23	.21	.04
Diluted before severance and restructuring costs and inventory write-down	.17	.25	.23	.29
2001:
Sales	$175,333	$192,825	$175,333	$187,925
Cost of sales	77,313	85,706	83,661	90,449
Net income	7,526	9,007	5,627	2,450
Earnings per share:
Basic	$.23	$.28	$.17	$.07
Diluted	.23	.27	.17	.07
Diluted before severance and restructuring costs	.23	.30	.19	.31

Domestic operations report results using four 13-week quarters, except for the fourth quarter of 2002, which contained 14 weeks. International subsidiaries report results using calendar quarters. The sum of the per-share amounts for the four quarters of 2002 and 2001 do not equal the annual per-share amounts as a result of the timing of treasury stock purchases and the effect of stock options granted by the Company.

During 2002, the Company recognized severance and restructuring pre-tax charges of $1,005,000 in the second quarter ($673,000 after-tax), $736,000 in the third quarter ($493,000 after-tax) and $949,000 in the fourth quarter ($636,000 after-tax). During the fourth quarter the Company recognized a pre-tax charge of $11,388,000 ($7,630,000 after-tax) related to inventory write-downs.

During 2001, the Company recognized severance and restructuring pre-tax charges of $126,000 in the first quarter ($81,000 after-tax), $1,323,000 in the second quarter ($877,000 after-tax), $765,000 in the third quarter ($499,000 after-tax) and $11,830,000 in the fourth quarter ($7,719,000 after-tax).

Report of Independent Auditors

To the Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of November 3, 2002 and October 28, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended November 3, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at November 3, 2002 and October 28, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 3, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in fiscal 2002.

/s/ Ernst & Young LLP

Cleveland, Ohio
December 9, 2002

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The Company incorporates herein by reference the information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s fiscal 2002 definitive Proxy Statement.

Executive officers of the Company serve for a term of one year from date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal.

The executive officers of the Company as of December 31, 2002 were as follows:

		Officer	Position or Office With The Company and Business
Name	Age	Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	53	1988	President and Chief Executive Officer, 1997
Peter S. Hellman	53	2000	Executive Vice President, Chief Financial and Administrative Officer, 2000 President and Chief Operating Officer, TRW, Inc. from 1995 through 1999
Donald J. McLane	59	1986	Senior Vice President, 1999 Vice President, 1986.
Robert A. Dunn, Jr.	55	1997	Vice President, 1997
Bruce H. Fields	51	1992	Vice President, Human Resources, 1992
Mark G. Gacka	48	1998	Vice President, 1998 Vice President, Container Systems Group/ General Manager, Electronics Business Group, 1992
Michael Groos	51	1995	Vice President, 1995
Nicholas D. Pellecchia	57	1986	Vice President, Finance and Controller, 1986

Item 11.	Executive Compensation

The Company incorporates herein by reference the information appearing under the caption “Compensation of Directors”, and information pertaining to compensation of executive officers appearing under the captions “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Long-Term Incentive Compensation,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR,” “Salaried Employees’ Pension Plan,” and “Excess Defined Benefit Pension Plan and Excess Defined Contribution Retirement Plan” in the Company’s fiscal 2002 definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information appearing under the caption “Ownership of Nordson Common Shares” in the Company’s fiscal 2002 definitive Proxy Statement. The Equity Compensation Table is included under Item 5.

Item 13.	Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under the caption “Agreements with Officers and Directors” in the Company’s fiscal 2002 definitive Proxy Statement.

William D. Ginn, a director of the Company, is Of Counsel to Thompson Hine LLP, a law firm that has in the past provided and continues to provide legal services to the Company.

Dr. Ignat is the nephew of Mr. Eric T. Nord. Both are directors of the Company.

Item 14. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer along with the Executive Vice President, Chief Financial Officer and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Executive Vice President, Chief Financial Officer and Administrative Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that would significantly affect internal controls subsequent to the date the evaluation was carried out.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1). Financial Statements

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a) (2) and (d). Financial Statement Schedules

No consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(a) (3) and (c). Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b). Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: January 22, 2003

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

/s/ WILLIAM P. MADAR William P. Madar Director and Chairman of the Board	January 22, 2003

/s/ EDWARD P. CAMPBELL Edward P. Campbell Director, President and Chief Executive Officer (Principal Executive Officer)	January 22, 2003

/s/ PETER S. HELLMAN Peter S. Hellman Director, Executive Vice President, Chief Financial and Administrative Officer (Chief Financial Officer)	January 22, 2003

/s/ NICHOLAS D. PELLECCHIA Nicholas D. Pellecchia Vice President, Finance and Controller (Chief Accounting Officer)	January 22, 2003

/s/ DR. GLENN R. BROWN Dr. Glenn R. Brown Director	January 22, 2003

/s/ WILLIAM W. COLVILLE William W. Colville Director	January 22, 2003

/s/ WILLIAM D. GINN William D. Ginn Director	January 22, 2003

Signatures — Continued

/s/ STEPHEN R. HARDIS Stephen R. Hardis Director	January 22, 2003

/s/ DR. DAVID W. IGNAT David W. Ignat Director	January 22, 2003

/s/ JOSEPH P. KEITHLEY Joseph P. Keithley Director	January 22, 2003

/s/ ERIC T. NORD Eric T. Nord Director	January 22, 2003

/s/ MARY G. PUMA Mary G. Puma Director	January 22, 2003

/s/ WILLIAM L. ROBINSON William L. Robinson Director	January 22, 2003

/s/ BENEDICT P. ROSEN Benedict P. Rosen Director	January 22, 2003

Certification

I, Edward P. Campbell, certify that:

1.	I have reviewed this annual report on Form 10-K of Nordson Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD P. CAMPBELL

Edward P. Campbell
Chief Executive Officer

Date: January 22, 2003

Certification

I, Peter S. Hellman, certify that:

1.	I have reviewed this annual report on Form 10-K of Nordson Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER S. HELLMAN

Peter S. Hellman,
Executive Vice President,
Chief Financial and
Administrative Officer

Date: January 22, 2003

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 1999)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	Instruments related to Industrial Revenue Bonds (These instruments are not being filed as exhibits to this Annual Report on Form 10-K. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.)
4-b	Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent
4-c	$350 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4a to Registrant’s Form 10-Q for the quarter-ended July 29, 2001)
4-d	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4b to Registrant’s Form 10-Q for the quarter-ended July 29, 2001)
(10)	Material Contracts
10-a	Nordson Corporation 1995 Management Incentive Compensation Plan as Amended (incorporated herein by reference to Exhibit 10-a to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 1997)*
10-a-1	Nordson Corporation 1995 Management Incentive Compensation Plan Exhibit 1 for 2001 Plan Year (incorporated herein by reference to Exhibit 10-a-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 28, 2001)*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-c	Indemnity Agreement*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report Form 10-K for the year-ended November 2, 1997)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-I to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 1997)*
10-e-1	First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year- ended October 29, 2000)*
10-e-2	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-f-2 to Registrant’s Annual Report on Form 10-K for the year- ended October 29, 2000)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-k to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 (incorporated herein by reference to Exhibit 10-j-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*

Index to Exhibits — Continued

Exhibit
Number	Description

10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-q to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-q-1 to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*
10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-q-2 to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-32201, 2-82915, 33-18279, 33-20451, 33-20452, 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.