Form 10-Q
period 2003-02-02
NORDSON CORP
filed 2003-03-17
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

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
Common Shares with no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2003: 33,718,063

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

Thirteen Weeks Ended	February 2, 2003	January 27, 2002

(In thousands, except for per share data)
Sales	$145,323	$144,957
Operating costs and expenses:
Cost of sales	66,066	65,203
Selling and administrative expenses	68,141	66,364

	134,207	131,567

Operating profit	11,116	13,390
Other income (expense):
Interest expense	(4,690)	(5,678)
Interest and investment income	291	349
Other — net	730	427

	(3,669)	(4,902)

Income before income taxes	7,447	8,488
Income taxes	2,458	2,801

Net income	$4,989	$5,687

Average common shares	33,662	33,152
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	158	244

Average common shares and common share equivalents	33,820	33,396

Basic earnings per share	$0.15	$0.17

Diluted earnings per share	$0.15	$0.17

Dividends per share	$0.15	$0.14

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	February 2, 2003	November 3, 2002

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,596	$5,872
Marketable securities	20	25
Receivables	127,413	135,662
Inventories	87,569	87,100
Deferred income taxes	39,806	40,264
Prepaid expenses	5,560	5,650

Total current assets	265,964	274,573
Property, plant and equipment — net	114,488	118,773
Goodwill — net	328,122	327,897
Other intangible assets — net	16,046	16,283
Other assets	26,213	26,946

	$750,833	$764,472

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$108,510	$108,634
Accounts payable	42,319	48,809
Current maturities of long-term debt	8,600	8,600
Other current liabilities	71,156	86,604

Total current liabilities	230,585	252,647
Long-term debt	171,354	171,314
Other liabilities	75,065	71,621
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	124,483	123,178
Retained earnings	502,583	502,631
Accumulated other comprehensive loss	(23,684)	(27,318)
Common shares in treasury, at cost	(340,469)	(341,606)
Deferred stock-based compensation	(1,337)	(248)

Total shareholders’ equity	273,829	268,890

	$750,833	$764,472

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Thirteen Weeks Ended	February 2, 2003	January 27, 2002

(In thousands)
Cash flows from operating activities:
Net income	$4,989	$5,687
Depreciation and amortization	7,048	6,710
Changes in operating assets and liabilities	(9,887)	12,395
Other	4,671	3,265

Net cash provided by operating activities	6,821	28,057
Cash flows from investing activities:
Additions to property, plant and equipment	(992)	(3,112)
Proceeds from sale of marketable securities	5	5

Net cash used in investing activities	(987)	(3,107)
Cash flows from financing activities:
Repayment of short-term borrowings	(1,807)	(10,999)
Repayment of long-term debt	—	(8,032)
Repayment of capital lease obligations	(974)	(936)
Issuance of common shares	1,287	1,881
Purchase of treasury shares	(20)	(65)
Dividends paid	(5,038)	(4,640)

Net cash used in financing activities	(6,552)	(22,791)
Effect of exchange rate changes on cash	442	(67)

Increase (decrease) in cash and cash equivalents	(276)	2,092
Cash and cash equivalents:
Beginning of year	5,872	7,881

End of quarter	$5,596	$9,973

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

February 2, 2003

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 2, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 3, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Inventories. Inventories consisted of the following:

	February 2, 2003	November 3, 2002

(In thousands)
Finished goods	$49,235	$48,463
Work-in-process	13,254	11,471
Raw materials and finished parts	57,040	57,437

	119,529	117,371
Obsolescence reserve	(24,838)	(23,149)
LIFO reserve	(7,122)	(7,122)

	$87,569	$87,100

Nordson Corporation

5.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the quarter ended February 2, 2003 by operating segment are as follows:

	Adhesive Dispensing		Advanced
	& Nonwoven Fiber	Coating &	Technology
	Systems	Finishing Systems	Systems	Total

(In thousands)
Balance at November 3, 2002	$27,622	$3,278	$296,997	$327,897
Currency effect	130	30	65	225

Balance at February 2, 2003	$27,752	$3,308	$297,062	$328,122

Information regarding the Company’s intangible assets subject to amortization is as follows:

	February 2, 2003

		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Core/Developed Technology	$10,400	$1,532	$8,868
Non-Compete Agreements	3,585	1,147	2,438
Patent Costs	2,227	1,122	1,105
Other	6,105	4,931	1,174

Total	$22,317	$8,732	$13,585

	November 3, 2002

		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Core/Developed Technology	$10,400	$1,446	$8,954
Non-Compete Agreements	3,585	1,098	2,487
Patent Costs	2,227	1,064	1,163
Other	5,811	4,593	1,218

Total	$22,023	$8,201	$13,822

At February 2, 2003 and November 3, 2002, $2,461,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Nordson Corporation

Amortization expense for the thirteen weeks ended February 2, 2003 was $323,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2003	$1,275
2004	$1,156
2005	$942
2006	$806
2007	$713

6.	Accounting Changes. On November 4, 2002 the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 143.

On November 4, 2002 the Company adopted FASB Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 144.

On November 4, 2002 the Company adopted FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items. It also provides guidance with respect to the accounting for gains and losses on capital leases that were modified to become operating leases. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 145.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 146.

Nordson Corporation

In November 2002 the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. The Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,577,000) secured by land and building of Korean Won Two Billion (approximately $1,718,000) and expires on July 31, 2003. The other guarantee is for $2,300,000 and expires on October 31, 2003. Under these arrangements, the Company could be required to fulfill obligations of the affiliate if the affiliate does not make required payments. No amount is recorded on the Company’s financial statements related to these guarantees.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123”. No. 148 amends No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, No. 148 amends the disclosure requirements of No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of No. 148 is effective for interim periods beginning after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options and does not expect the adoption of No. 148 to have a material impact on its operating results or financial position.

7.	Comprehensive income. Comprehensive income for the thirteen weeks ended February 2, 2003 and January 27, 2002 is as follows:

	February 2, 2003	January 27, 2002

(In thousands)
Net income	$4,989	$5,687
Foreign currency translation adjustments	3,634	(1,314)

Comprehensive income	$8,623	$4,373

Accumulated other comprehensive loss consisted of $6,513,000 of accumulated foreign currency translation adjustments and $17,171,000 of minimum pension liability adjustments at February 2, 2003. At January 27, 2002 it consisted of $15,000,000 of accumulated foreign currency translation adjustments and $4,672,000 of minimum pension liability adjustments. First quarter activity is as follows:

	February 2, 2003	January 27, 2002

(In thousands)
Beginning balance	$(27,318)	$(18,358)
Current-period change	3,634	(1,314)

Ending balance	($23,684)	($19,672)

Nordson Corporation

8.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended November 3, 2003.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive Dispensing	Coating and	Advanced
	and Nonwoven Fiber	Finishing	Technology	Corporate	Total

(In thousands)
Thirteen weeks ended February 2, 2003
Net external sales	$87,878	$28,974	$28,471	$—	$145,323
Operating profit	12,416	772	2,428	(4,500)	11,116
Thirteen weeks ended January 27, 2002
Net external sales	$90,779	$26,821	$27,357	$—	$144,957
Operating profit	15,167	80	2,839	(4,696)	13,390

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	February 2, 2003	January 27, 2002

(In thousands)
Total profit for reportable segments	$11,116	$13,390
Interest expense	(4,690)	(5,678)
Interest and investment income	291	349
Other-net	730	427

Consolidated income before income taxes	$7,447	$8,488

Nordson Corporation

The Company has significant sales in the following geographic regions:

Thirteen weeks ended	February 2, 2003	January 27, 2002

(In thousands)
Net external sales
North America	$58,153	$71,873
Europe	52,528	46,019
Japan	17,918	12,538
Pacific South	16,724	14,527

Total net external sales	$145,323	$144,957

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the first quarter of 2003 were $145.3 million, a 0.3% increase from sales of $145.0 million for the comparable period of 2002. Favorable currency effects traced to the weaker U.S dollar offset a 3% volume decrease.

Sales volume for the Company’s Adhesive Dispensing segment was down 7%, primarily due to lower nonwoven fiber system sales in North America. Sales volume for the Coating and Finishing and the Advanced Technology segments were up 5% and 2%, respectively, driven by growth in international markets.

First quarter sales volume was up 3% in Europe, 42% in Japan and 15% in the Pacific South region. Offsetting these increases was a decrease in North America sales volume of 19%.

Operating Profit

Operating profit, as a percentage of sales, was 7.6% in the first quarter of 2003, down from 9.2% in 2002. The decrease was attributable to the decrease in sales volume.

The first quarter gross margin percentage decreased from 55.0% in 2002 to 54.5% in 2003. The current year’s gross margin percentage was impacted by favorable currency effects, while the prior year’s margin was favorably impacted by the timing of fixed overhead absorption and engineered system cost accruals.

Nordson Corporation

In light of the difficult economic conditions in 2001 and 2002 the Company incurred costs as a result of workforce reductions. At the end of fiscal 2002, $1.7 million related to these reductions was unpaid. During the first quarter of 2003, $1.1 million was paid, leaving $.6 million unpaid at February 2, 2003. It is expected that additional costs of approximately $2 million related to severance payments will be incurred over the last three quarters of 2003.

Selling and administrative expenses increased 3% in 2003 compared to 2002 due to currency effects. As a percent of sales they were 46.9% in 2003 compared to 45.8% for the first quarter of 2002.

Net Income

Net income for the first quarter of 2003 was $5.0 million or $.15 per share on a diluted basis compared with $5.7 million or $.17 per share on a diluted basis in 2002.

First quarter interest expense decreased $1.0 million from the prior year, primarily as a result of lower borrowing levels.

Foreign Currency Effects

In the aggregate, average exchange rates for the first quarter of 2003 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2002 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2003 were translated at exchange rates in effect during the first quarter of 2002, sales would have been approximately $5.2 million lower while third-party costs and expenses would have been approximately $3.2 million lower.

Financial Condition

During the first quarter of 2003, net assets increased $4.9 million. This increase is primarily the result of translating foreign net assets at the end of the first quarter when the U.S. dollar was weaker against other currencies than at the prior year-end.

Working capital, as of the end of the first quarter, increased $13.5 million over the prior year-end. This change consisted primarily of decreases in accounts payable and other current liabilities, offset by a decrease in accounts receivable. All changes include increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies.

Receivables decreased as a result of the collection of year-end accounts receivable arising from the higher level of sales in the fourth quarter of 2002 compared to the first quarter of 2003. Accounts payable decreased as a result of lower level of business activity, and other current liabilities decreased as a result of bonus, profit sharing and severance payments during the first quarter.

Cash and cash equivalents decreased slightly in the first quarter. Cash provided by operations was $6.8 million, which was used to repay $1.8 million of notes payable. Cash was also used for dividend payments of $5.0 million and for capital expenditures of $1.0 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Outlook

Although improvements have been seen in a number of the Company’s international business segments, there is still some uncertainty as to the timing of the forecasted economic recovery. Substantial progress continues to be made in the Company’s efforts to improve its cost structure and working capital efficiencies and it is well positioned to return to sales and earnings growth when the recovery occurs.

Nordson Corporation

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 27, 2003. The information disclosed has not changed materially in the interim period since November 3, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer along with the Executive Vice President, Chief Financial and Administrative Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Executive Vice President, Chief Financial and Administrative Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Company’s disclosure controls or in other factors that would significantly affect disclosure controls subsequent to the date the evaluation was carried out.

Nordson Corporation

Part II – Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number:

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no reports on Form 8-K filed for the quarter ended February 2, 2003.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 17, 2003	Nordson Corporation

By: /s/ PETER S. HELLMAN
Peter S. Hellman
Executive Vice President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA
Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer)

Nordson Corporation

CERTIFICATION

I, Edward P. Campbell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nordson Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ EDWARD P. CAMPBELL Edward P. Campbell, Chief Executive Officer Administrative Officer

Nordson Corporation

CERTIFICATION

I, Peter S. Hellman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nordson Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ PETER S. HELLMAN Peter S. Hellman, Executive Vice President, Chief Financial and Administrative Officer