Form 10-Q
period 2003-05-04
NORDSON CORP
filed 2003-06-16
CIK 72331

FORM 10-Q
 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-7977

NORDSON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-0590250 (I.R.S. Employer Identification No.)

28601 Clemens Road Westlake, Ohio (Address of principal executive offices)	44145 (Zip Code)

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
Yes      X        No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares with no par value as of May 30, 2003: 33,731,239

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002

(In thousands, except for per share data)

Sales	$166,679	$163,526	$312,002	$308,483

Operating costs and expenses:

Cost of sales	73,582	75,644	139,648	140,847

Selling and administrative expenses	76,053	70,180	144,172	136,544

Restructuring and severance costs	1,446	814	1,468	814

	151,081	146,638	285,288	278,205

Operating profit	15,598	16,888	26,714	30,278

Other income (expense):

Interest expense	(4,564)	(5,438)	(9,254)	(11,116)

Interest and investment income	212	236	503	585

Other — net	827	(74)	1,557	353

	(3,525)	(5,276)	(7,194)	(10,178)

Income before income taxes	12,073	11,612	19,520	20,100

Income taxes	3,983	3,832	6,441	6,633

Net income	$8,090	$7,780	$13,079	$13,467

Average common shares	33,647	33,301	33,625	33,227

Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	151	545	154	394

Average common shares and common share equivalents	33,798	33,846	33,779	33,621

Basic earnings per share	$0.24	$0.23	$0.39	$0.41

Diluted earnings per share	$0.24	$0.23	$0.39	$0.40

Dividends per share	$0.15	$0.14	$0.30	$0.28

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	May 4, 2003	November 3, 2002

(In thousands)

Assets

Current assets:

Cash and cash equivalents	$7,613	$5,872

Marketable securities	20	25

Receivables	130,652	135,662

Inventories	88,199	87,100

Deferred income taxes	39,725	40,264

Prepaid expenses	6,546	5,650

Total current assets	272,755	274,573

Property, plant and equipment — net	120,760	118,773

Goodwill — net	328,139	327,897

Other intangible assets — net	16,326	16,283

Other assets	22,466	26,946

	$760,446	$764,472

Liabilities and shareholders’ equity

Current liabilities:

Notes payable	$92,612	$108,634

Accounts payable	45,239	48,809

Current maturities of long-term debt	9,055	8,600

Other current liabilities	78,338	86,604

Total current liabilities	225,244	252,647

Long-term debt	181,603	171,314

Other liabilities	74,505	71,621

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	124,653	123,178

Retained earnings	505,626	502,631

Accumulated other comprehensive loss	(21,807)	(27,318)

Common shares in treasury, at cost	(340,325)	(341,606)

Deferred stock-based compensation	(1,306)	(248)

Total shareholders’ equity	279,094	268,890

	$760,446	$764,472

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Twenty-Six Weeks Ended	May 4, 2003	April 28, 2002

(In thousands)

Cash flows from operating activities:

Net income	$13,079	$13,467

Depreciation and amortization	14,203	13,585

Changes in operating assets and liabilities	(2,610)	33,708

Other	7,356	7,085

Net cash provided by operating activities	32,028	67,845

Cash flows from investing activities:

Additions to property, plant and equipment	(2,257)	(7,180)

Proceeds from sale of marketable securities	5	37

Acquisition of new business	544	(282)

Net cash used in investing activities	(1,708)	(7,425)

Cash flows from financing activities:

Repayment of short-term borrowings	(18,388)	(52,608)

Repayment of long-term debt	—	(8,888)

Repayment of capital lease obligations	(1,948)	(1,872)

Issuance of common shares	1,473	9,125

Purchase of treasury shares	(25)	(187)

Dividends paid	(10,085)	(9,288)

Net cash used in financing activities	(28,973)	(63,718)

Effect of exchange rate changes on cash	394	124

Increase (decrease) in cash and cash equivalents	1,741	(3,174)

Cash and cash equivalents:

Beginning of year	5,872	7,881

End of quarter	$7,613	$4,707

See accompanying notes

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

May 4, 2003

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 4, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 3, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Significant changes and events. At the end of March 2003 the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10.7 million of debt owed by the partnership and real estate with a net book value of $10.3 million. Prior to March the Company leased the property under an operating lease with a partnership in which the Company was a partner.

5.	Inventories. Inventories consisted of the following:

	May 4, 2003	November 3, 2002

(In thousands)

Finished goods	$48,497	$48,463

Work-in-process	12,916	11,471

Raw materials and finished parts	54,336	57,437

	115,749	117,371

Obsolescence reserve	(20,428)	(23,149)

LIFO reserve	(7,122)	(7,122)

	$88,199	$87,100

During the first six months of fiscal 2003 the Company disposed of approximately $5.3 million of inventory that had been reserved for in fiscal 2002.

Nordson Corporation

6.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the two quarters ended May 4, 2003 by operating segment are as follows:

	Adhesive Dispensing		Advanced
	& Nonwoven Fiber	Costing &	Technology
	Systems	Finishing Systems	Systems	Total

(In thousands)

Balance at November 3, 2002	$27,622	$3,278	$296,997	$327,897

Currency effect	198	47	16	261

Other change	(14)	(5)	—	(19)

Balance at May 4, 2003	$27,806	$3,320	$297,013	$328,139

Information regarding the Company’s intangible assets subject to amortization is as follows:

	May 4, 2003

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

(In thousands)

Core/Developed Technology	$10,400	$1,619	$8,781

Non-Compete Agreements	3,935	1,208	2,727

Patent Costs	2,236	1,180	1,056

Other	6,499	5,198	1,301

Total	$23,070	$9,205	$13,865

	November 3, 2002

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

(In thousands)

Core/Developed Technology	$10,400	$1,446	$8,954

Non-Compete Agreements	3,585	1,098	2,487

Patent Costs	2,227	1,064	1,163

Other	5,811	4,593	1,218

Total	$22,023	$8,201	$13,822

At May 4, 2003 and November 3, 2002, $2,461,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Nordson Corporation

Amortization expense for the thirteen and twenty-six weeks ended May 4, 2003 was $342,000 and $665,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2003	$1,334

2004	$1,243

2005	$1,034

2006	$886

2007	$786

7.	Accounting Changes. On November 4, 2002 the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 143.

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

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the first half of 2003 the Company recognized expense of $1.5 million related to severance payments to approximately 55 people in the Coating and Finishing and Advanced Technology segments in North America. It is expected that additional costs of approximately $500,000 related to severance payments will be incurred during the last half of 2003.

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

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002

Net income, as reported	$8,090	$7,780	$13,079	$13,467

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(876)	(487)	(1,771)	(1,321)

Pro forma net income	$7,214	$7,293	$11,308	$12,146

Earnings per share:

Basic — as reported	$0.24	$0.23	$0.39	$0.41

Basic — pro forma	$0.21	$0.22	$0.34	$0.37

Diluted — as reported	$0.24	$0.23	$0.39	$0.40

Diluted — pro forma	$0.22	$0.22	$0.34	$0.37

Nordson Corporation

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. The adoption of this interpretation will have no effect on the Company’s at this time.

8.	Comprehensive income. Comprehensive income for the thirteen and twenty-six weeks ended May 4, 2003 and April 28, 2002 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	May 4, 2003	April 28, 2002	May 4, 2003	April 28, 2002

(In thousands)

Net income	$8,090	$7,780	$13,079	$13,467

Foreign currency translation adjustments	1,877	(2,047)	5,511	(3,361)

Comprehensive income	$9,967	$5,733	$18,590	$10,106

Accumulated other comprehensive loss consisted of $4,636,000 of accumulated foreign currency translation adjustments and $17,171,000 of minimum pension liability adjustments at May 4, 2003. At April 28, 2002 it consisted of $17,047,000 of accumulated foreign currency translation adjustments and $4,672,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at May 4, 2003 and April 28, 2002 is as follows:

	May 4, 2003	April 28, 2002

(In thousands)

Beginning balance	$(27,318)	$(18,358)

Current-period change	5,511	(3,361)

Ending balance	($21,807)	($21,719)

9.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended November 3, 2003.

Nordson Corporation

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate		Total

(In thousands)

Thirteen weeks ended

May 4, 2003

Net external sales	$109,612	$26,358	$30,709	$—		$166,679

Operating profit	22,789	(385)	3,981	(10,787	) (a)	15,598

Thirteen weeks ended

April 28, 2002

Net external sales	$104,107	$28,923	$30,496	$—		$163,526

Operating profit	23,024	643	2,091	(8,870	) (a)	16,888

Twenty-six weeks ended

May 4, 2003

Net external sales	$197,490	$55,332	$59,180	$—		$312,002

Operating profit	35,205	387	6,409	(15,287	) (a)	26,714

Twenty-six weeks ended

April 28, 2002

Net external sales	$194,886	$55,744	$57,853	$—		$308,483

Operating profit	38,191	723	4,930	(13,566	) (a)	30,278

(a)  For the thirteen and twenty-six weeks ended May 4, 2003 this amount included severance and restructuring costs of $1,446 and $1,468, respectively. For the thirteen and twenty-six weeks ended April 28, 2002, this amount included severance and restructuring costs of $1,005.

Nordson Corporation

     A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	May 4, 2003	April 28, 2002

(In thousands)

Total profit for reportable segments	$15,598	$16,888

Interest expense	(4,564)	(5,438)

Interest and investment income	212	236

Other-net	827	(74)

Consolidated income before income taxes	$12,073	$11,612

Twenty-six weeks ended	May 4, 2003	April 28, 2002

(In thousands)

Total profit for reportable segments	$26,714	$30,278

Interest expense	(9,254)	(11,116)

Interest and investment income	503	585

Other-net	1,557	353

Consolidated income before income taxes	$19,520	$20,100

The Company has significant sales in the following geographic regions:

Thirteen weeks ended	May 4, 2003	April 28, 2002

(In thousands)

North America	$69,086	$72,903

Europe	60,918	56,306

Japan	17,708	14,907

Pacific South	18,967	19,410

Total net external sales	$166,679	$163,526

Twenty-six weeks ended	May 4, 2003	April 28, 2002

(In thousands)

North America	$127,239	$144,776

Europe	113,446	102,325

Japan	35,626	27,445

Pacific South	35,691	33,937

Total net external sales	$312,002	$308,483

Nordson Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the second quarter of 2003 were $166.7 million, a 2% increase from sales of $163.5 million for the comparable period of 2002. Sales volume decreased 5%, while favorable currency effects traced to the weaker U.S dollar increased sales by 7%.

Sales volume for the Company’s Adhesive Dispensing segment was down 4%, largely due to a large Fiber system sale in 2002. Advanced Technology sales volume was down 2%. Lower Asymtek sales traced to the continuing global slowdown in the semiconductor and electronics industries were partially offset by higher EFD sales. Sales volume for the Coating and Finishing segment was down 14%, due to continued slow demand for large, engineered systems.

Second quarter sales volume was down 6% in North America, 9% in Europe and 2% in the Pacific South region. Offsetting these decreases was an increase in Japan sales volume of 8% due to higher Advanced Technology sales in that region.

On a year-to-date basis, worldwide sales were $312.0 million, up 1% from 2002. Volume decreased 4%, while favorable currency effects increased sales by 5%. Volume was down 5% in the Adhesive Dispensing segment due to a large Fiber system sale in 2002. Volume was also down 5% in the Coating and Finishing segment because of the continued weak demand for large, engineered systems. Volume in the Advanced Technology segment was flat compared to 2002. Increases in the EFD, UV Curing and Plasma businesses were offset by lower Asymtek sales.

Sales for the twenty-six weeks ended May 4, 2003 were down 12% in North America and 4% in Europe from 2002, while volume in Japan and the Pacific South regions were up 24% and 5%, respectively.

Operating Profit

Operating profit, as a percentage of sales, was 9.4% in the second quarter of 2003, down from 10.3% in 2002. For the first half of 2003, operating profit, as a percent of sales was 8.6%, compared to 9.8% last year. On a segment basis, operating profit as a percent of sales decreased for the Adhesive and the Coating and Finishing segments, both for the second quarter and on a year-to-date basis. The decreases were attributable to lower sales volume and the high level of fixed expenses related to the Company’s direct distribution organization and product development activities. Compared to 2002, operating profit as a percent of sales for the Advanced Technology segment increased for both the second quarter and year-to-date periods, because of a sales mix change towards more higher margin EFD sales.

The gross margin percentage for the second quarter of 2003 was 55.9%, up from 53.7% for the second quarter of 2002. The year-to-date gross margin percentage increased from 54.3% in 2002 to 55.2% this year. The increases were primarily due to favorable currency effects. Changes in sales mix also impacted margins favorably.

In light of the difficult economic conditions in 2001 and 2002 the Company incurred costs as a result of workforce reductions. At the end of fiscal 2002, $1.7 million related to these reductions was unpaid. During the first half of 2003 the Company recognized additional expense of $1.5 million related to severance payments to approximately 55 people in the Coating and Finishing and Advanced Technology segments in North America. At May 4, 2003, $1.2 million relating to the year-end 2002 accrual and the 2003 charge was unpaid. It is expected that additional costs of approximately $500,000 related to severance payments will be incurred during the last half of 2003.

Nordson Corporation

Selling and administrative expenses increased 8.4% and 5.6% for the thirteen and twenty-six weeks ended May 4, 2003 compared to the comparable periods of 2002. The increases were due to the effect of currency changes and increases in compensation and benefit costs. Due to the decrease in sales volume, selling and administrative expenses as a percent of sales were 45.6% in the second quarter of 2003, an increase from 42.9% last year. On a year-to-date basis these percentages were 46.2% in 2003 and 44.3% in 2002.

Net Income

Net income for the second quarter of 2003 was $8.1 million or $.24 per share on a diluted basis compared with $7.8 million or $.23 per share on a diluted basis in 2002. Year-to-date net income in 2003 was $13.1 million or $.39 per share, compared to $13.5 or $.40 per share last year.

Compared to 2002, interest expense decreased $.9 million for second quarter and $1.9 million for the first half as a result of lower borrowing levels and lower interest rates. Other income increased $.9 million for the quarter and $1.2 million for the first half, largely due to foreign exchange gains.

Foreign Currency Effects

In the aggregate, average exchange rates for the second quarter and first half of 2003 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2002 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the second quarter 2003 were translated at exchange rates in effect during the second quarter of 2002, sales would have been approximately $11.7 million lower while third-party costs and expenses would have been approximately $6.7 million lower. If the 2003 year-to-date transactions were translated at exchange rates in effect during 2002, sales would have been approximately $16.9 million lower and third party costs would have been approximately $9.9 million lower.

Financial Condition

At the end of March 2003 the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10.7 million of debt owed by the partnership and real estate with a net book value of $10.3 million. Prior to March the Company leased the property under an operating lease with a partnership in which the Company was a partner.

During the first half of 2003, net assets increased $10.2 million. This increase is primarily the result of earnings of $13.1 million and $5.5 million from translating foreign net assets at the end of the second quarter when the U.S. dollar was weaker against other currencies than at the prior year-end. Offsetting these increases were dividend payments of $10.1 million.

Working capital, as of the end of the second quarter, increased $25.6 million over the prior year-end. This change consisted primarily of decreases in notes payable, other current liabilities and accounts payable, offset by a decrease in accounts receivable. All changes include increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies.

Receivables decreased as a result of the collection of year-end accounts receivable arising from the higher level of sales in the fourth quarter of 2002 compared to the second quarter of 2003. Accounts payable decreased as a result of lower level of business activity, and other current liabilities decreased as a result of bonus, profit sharing and severance payments during the first quarter.

Nordson Corporation

Cash and cash equivalents increased $1.7 million from the 2002 year-end. Cash provided by operations was $32.0 million, which was used to repay $18.4 million of notes payable. Cash was also used for dividend payments of $10.1 million and for capital expenditures of $2.3 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Outlook

Improvements have been seen in a number of the Company’s business units, with year-to-date orders up 2% from 2002 and backlog approaching the second quarter 2002 level. However, the current economic downturn is still impacting orders for large, engineered systems. Substantial progress continues to be made in the Company’s efforts to improve its cost structure and working capital efficiencies and it is well positioned to return to sales and earnings growth when the recovery occurs.

Safe Harbor Statements Under The Private Securities Litigation Reform Act Of 1995

Statements that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Form 10-K filed by the Company on January 27, 2003. The information disclosed has not changed materially in the interim period since November 3, 2002, except for the long-term debt related to real estate in Duluth, Georgia described above. This debt is payable in annual installments through 2010. The variable interest rate is reset weekly and was 1.35 percent at the end of the second quarter.

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

Nordson Corporation

Part II – Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on March 6, 2003 for the purpose of electing four directors.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Edward P. Campbell	For:	31,433,664

	Withheld:	494,916

William W. Colville	For:	31,580,369

	Withheld:	348,211

Dr. David W. Ignat	For:	31,074,008

	Withheld:	854,572

William P. Madar	For:	30,286,220

	Withheld:	1,642,360

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number:

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K related to an earnings release was filed on May 28, 2003.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2003	Nordson Corporation

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

Date: June 16, 2003

/s/ EDWARD P. CAMPBELL Edward P. Campbell, President and Chief Executive Officer

Nordson Corporation

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

Date: June 16, 2003

/s/ PETER S. HELLMAN Peter S. Hellman, Executive Vice President, Chief Financial and Administrative Officer