Form 10-Q
period 2003-08-03
NORDSON CORP
filed 2003-09-15
CIK 72331

FORM 10-Q
 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 3, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 0-7977

NORDSON CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-0590250 (I.R.S. Employer Identification No.)

28601 Clemens Road Westlake, Ohio (Address of principal executive offices)	44145 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares with no par value as of August 29, 2003: 33,892,727

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002

(In thousands, except for per share data)

Sales	$166,272	$160,237	$478,274	$468,720

Operating costs and expenses:

Cost of sales	74,749	74,463	214,397	215,310

Selling and administrative expenses	73,727	69,051	217,899	205,595

Restructuring and severance costs	157	736	1,625	1,550

	148,633	144,250	433,921	422,455

Operating profit	17,639	15,987	44,353	46,265

Other income (expense):

Interest expense	(4,513)	(5,281)	(13,767)	(16,397)

Interest and investment income	192	171	695	756

Other – net	(265)	(132)	1,292	221

	(4,586)	(5,242)	(11,780)	(15,420)

Income before income taxes	13,053	10,745	32,573	30,845

Income taxes	4,308	3,546	10,749	10,179

Net income	$8,745	$7,199	$21,824	$20,666

Average common shares	33,702	33,508	33,651	33,321

Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	165	335	158	374

Average common shares and common share equivalents	33,867	33,843	33,809	33,695

Basic earnings per share	$0.26	$0.21	$0.65	$0.62

Diluted earnings per share	$0.26	$0.21	$0.65	$0.61

Dividends per share	$0.15	$0.14	$0.45	$0.42

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	August 3, 2003	November 3, 2002

(In thousands)

Assets

Current assets:

Cash and cash equivalents	$8,064	$5,872

Marketable securities	20	25

Receivables	132,862	135,662

Inventories	87,410	87,100

Deferred income taxes	39,801	40,264

Prepaid expenses	6,836	5,650

Total current assets	274,993	274,573

Property, plant and equipment — net	117,997	118,773

Goodwill — net	328,469	327,897

Other intangible assets — net	16,083	16,283

Other assets	21,194	26,946

	$758,736	$764,472

Liabilities and shareholders’ equity

Current liabilities:

Notes payable	$83,958	$108,634

Accounts payable	39,266	48,809

Current maturities of long-term debt	9,055	8,600

Other current liabilities	75,117	86,604

Total current liabilities	207,396	252,647

Long-term debt	181,571	171,314

Other liabilities	77,615	71,621

Shareholders’ equity:

Common shares	12,253	12,253

Capital in excess of stated value	126,651	123,178

Retained earnings	509,320	502,631

Accumulated other comprehensive loss	(16,392)	(27,318)

Common shares in treasury, at cost	(338,561)	(341,606)

Deferred stock-based compensation	(1,117)	(248)

Total shareholders’ equity	292,154	268,890

	$758,736	$764,472

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Thirty-Nine Weeks Ended	August 3, 2003	July 28, 2002

(In thousands)

Cash flows from operating activities:

Net income	$21,824	$20,666

Depreciation and amortization	21,635	20,860

Changes in operating assets and liabilities	(9,962)	37,113

Other	11,929	11,814

Net cash provided by operating activities	45,426	90,453

Cash flows from investing activities:

Additions to property, plant and equipment	(4,485)	(8,012)

Proceeds from sale of marketable securities	5	37

Acquisition of new business	544	(282)

Net cash used in investing activities	(3,936)	(8,257)

Cash flows from financing activities:

Repayment of short-term borrowings	(27,435)	(63,229)

Repayment of long-term debt	—	(13,992)

Repayment of capital lease obligations	(2,921)	(2,808)

Issuance of common shares	5,247	9,591

Purchase of treasury shares	(38)	(291)

Dividends paid	(15,135)	(13,980)

Net cash used in financing activities	(40,282)	(84,709)

Effect of exchange rate changes on cash	984	324

Increase (decrease) in cash and cash equivalents	2,192	(2,189)

Cash and cash equivalents:

Beginning of year	5,872	7,881

End of quarter	$8,064	$5,692

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

August 3, 2003

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended August 3, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 3, 2002. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Significant changes and events. In the second quarter of 2003 the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10.7 million of debt owed by the partnership and real estate with a net book value of $10.3 million. Prior to the second quarter the Company leased the property under an operating lease with a partnership in which the Company was a partner.

5.	Inventories. Inventories consisted of the following:

	August 3, 2003	November 3, 2002

(In thousands)

Finished goods	$45,639	$48,463

Work-in-process	13,614	11,471

Raw materials and finished parts	52,042	57,437

	111,295	117,371

Obsolescence reserve	(16,763)	(23,149)

LIFO reserve	(7,122)	(7,122)

	$87,410	$87,100

During the first nine months of fiscal 2003 the Company disposed of approximately $10.6 million of inventory that had been reserved for in fiscal 2002. The disposal was charged against the obsolescence reserve and had no effect on current period results.

Nordson Corporation

6.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the three quarters ended August 3, 2003 by operating segment are as follows:

	Adhesive Dispensing		Advanced
	& Nonwoven Fiber	Coating &	Technology
	Systems	Finishing Systems	Systems	Total

(In thousands)

Balance at November 3, 2002	$27,622	$3,278	$296,997	$327,897

Currency effect	343	87	161	591

Other change	(14)	(5)	—	(19)

Balance at August 3, 2003	$27,951	$3,360	$297,158	$328,469

Information regarding the Company’s intangible assets subject to amortization is as follows:

	August 3, 2003

	Carrying	Accumulated	Net
	Amount	Amortization	Book Value

(In thousands)

Core/Developed Technology	$10,400	$1,705	$8,695

Non-Compete Agreements	3,935	1,270	2,665

Patent Costs	2,236	1,238	998

Other	6,884	5,620	1,264

Total	$23,455	$9,833	$13,622

	November 3, 2002

	Carrying	Accumulated	Net
	Amount	Amortization	Book Value

(In thousands)

Core/Developed Technology	$10,400	$1,446	$8,954

Non-Compete Agreements	3,585	1,098	2,487

Patent Costs	2,227	1,064	1,163

Other	5,811	4,593	1,218

Total	$22,023	$8,201	$13,822

At August 3, 2003 and November 3, 2002, $2,461,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Nordson Corporation

Amortization expense for the thirteen and thirty-nine weeks ended August 3, 2003 was $355,000 and $1,020,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2003	$1,348

2004	$1,270

2005	$1,040

2006	$ 904

2007	$ 795

7.	Accounting Changes. On November 4, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 143.

On November 4, 2002, the Company adopted FASB Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 144.

On November 4, 2002, the Company adopted FASB issued Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items. It also provides guidance with respect to the accounting for gains and losses on capital leases that were modified to become operating leases. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 145.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During the three quarters of 2003, the Company recognized expense of $1.6 million related to severance payments to approximately 60 people in the Coating and Finishing and Advanced Technology segments in North America. It is expected that additional costs of approximately $400,000 related to severance payments will be incurred during the fourth quarter of 2003.

Nordson Corporation

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. The Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,535,000) secured by land and building and expires on July 31, 2004. The other guarantee is for $2,300,000 and expires on October 31, 2003. Under these arrangements, the Company could be required to fulfill obligations of the affiliate if the affiliate does not make required payments. No amount is recorded on the Company’s financial statements related to these guarantees.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.” No. 148 amends No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, No. 148 amends the disclosure requirements of No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of No. 148 is effective for interim periods beginning after December 15, 2002.

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002

Net income, as reported	$8,745	$7,199	$21,824	$20,666

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(864)	(942)	(2,635)	(2,263)

Pro forma net income	$7,881	$6,257	$19,189	$18,403

Earnings per share:

Basic — as reported	$0.26	$0.21	$0.65	$0.62

Basic — pro forma	$0.23	$0.19	$0.57	$0.55

Diluted — as reported	$0.26	$0.21	$0.65	$0.61

Diluted — pro forma	$0.23	$0.18	$0.57	$0.55

Nordson Corporation

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after June 15, 2003. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

8.	Comprehensive income. Comprehensive income for the thirteen and thirty-nine weeks ended August 3, 2003 and July 28, 2002 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	August 3, 2003	July 28, 2002	August 3, 2003	July 28, 2002

(In thousands)

Net income	$8,745	$7,199	$21,824	$20,666

Foreign currency translation adjustments	5,415	5,629	10,926	2,268

Comprehensive income	$14,160	$12,828	$32,750	$22,934

Accumulated other comprehensive loss consisted of credits of $779,000 related to accumulated foreign currency translation adjustments and debits of $17,171,000 related to minimum pension liability adjustments at August 3, 2003. At July 28, 2002 it consisted of debits of $11,418,000 related to accumulated foreign currency translation adjustments and debits of $4,672,000 related to minimum pension liability adjustments. Changes to accumulated other comprehensive loss for the thirty-nine weeks ended August 3, 2003 and July 28, 2002 are as follows:

	August 3, 2003	July 28, 2002

(In thousands)

Beginning balance	$(27,318)	$(18,358)

Current-period change	10,926	2,268

Ending balance	($16,392)	($16,090)

9.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended November 3, 2002.

Nordson Corporation

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate		Total

(In thousands)

Thirteen weeks ended

August 3, 2003

Net external sales	$105,961	$27,494	$32,817	$—		$166,272

Operating profit	19,857	814	4,752	(7,784	) (a)	17,639

Thirteen weeks ended

July 28, 2002

Net external sales	$102,758	$27,329	$30,150			$160,237

Operating profit	22,038	(1,535)	2,289	(6,805	) (a)	15,987

Thirty-nine weeks ended

August 3, 2003

Net external sales	$303,451	$82,826	$91,997			$478,274

Operating profit	55,062	1,201	11,161	(23,071	) (a)	44,353

Thirty-nine weeks ended

July 28, 2002

Net external sales	$297,644	$83,073	$88,003			$468,720

Operating profit	60,229	(812)	7,219	(20,371	) (a)	46,265

(a) For the thirteen and thirty-nine weeks ended August 3, 2003 this amount included severance and restructuring costs of $157 and $1,625 respectively. For the thirteen and thirty-nine weeks ended July 28, 2002, this amount included severance and restructuring costs of $736 and $1,741, respectively.

Nordson Corporation

     A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	August 3, 2003	July 28, 2002

(In thousands)

Total profit for reportable segments	$17,639	$15,987

Interest expense	(4,513)	(5,281)

Interest and investment income	192	171

Other-net	(265)	(132)

Consolidated income before income taxes	$13,053	$10,745

Thirty-nine weeks ended	August 3, 2003	July 28, 2002

(In thousands)

Total profit for reportable segments	$44,353	$46,265

Interest expense	(13,767)	(16,397)

Interest and investment income	695	756

Other-net	1,292	221

Consolidated income before income taxes	$32,573	$30,845

     The Company has significant sales in the following geographic regions:

Thirteen weeks ended	August 3, 2003	July 28, 2002

(In thousands)

North America	$65,734	$73,593

Europe	62,523	53,513

Japan	16,209	15,026

Pacific South	21,806	18,105

Total net external sales	$166,272	$160,237

Thirty-nine weeks ended	August 3, 2003	July 28, 2002

(In thousands)

North America	$192,973	$218,369

Europe	175,969	155,838

Japan	51,835	42,471

Pacific South	57,497	52,042

Total net external sales	$478,274	$468,720

Nordson Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the third quarter of 2003 were $166.3 million, a 4% increase from sales of $160.2 million for the comparable period of 2002. Sales volume decreased 4%, while favorable currency effects traced to the weaker U.S dollar increased sales by 8%.

Sales volume for the Company’s Adhesive Dispensing segment was down 6%, largely due to a large Fiber system sale in 2002. Advanced Technology sales volume was up 6%. Lower Asymtek sales traced to the global slowdown in the semiconductor and electronics industries were partially offset by higher EFD and UV Curing sales. Sales volume for the Coating and Finishing segment was down 6%, due to continued slow demand in North America for large, engineered systems.

Third quarter sales volume was down 11% in North America and 3% in Europe. Offsetting these decreases were sales volume increases of 1% in Japan and 20% in the Pacific South region. Both of these regions experienced significant increases in Advanced Technology sales.

On a year-to-date basis, worldwide sales were $478.3 million, up 2% from 2002. Volume decreased 4%, while favorable currency effects increased sales by 6%. Volume was down 6% in the Adhesive Dispensing segment due primarily to a decline in large Fiber system revenue. Volume was also down 6% in the Coating and Finishing segment traced to continued weak demand for large, engineered systems. Volume in the Advanced Technology segment was up 2% compared to 2002. Increases in the EFD, UV Curing and Plasma businesses were offset by lower Asymtek sales.

Sales for the thirty-nine weeks ended August 3, 2003 were down 12% in North America and 3% in Europe from 2002, while volume in Japan and the Pacific South regions were up 16% and 10%, respectively.

Operating Profit

Operating profit, as a percentage of sales, was 10.6% in the third quarter of 2003, up from 10.0% in 2002. For the three quarters of 2003, operating profit, as a percent of sales was 9.3%, compared to 9.9% last year. On a segment basis, operating profit as a percent of sales decreased for the Adhesive segment, both for the third quarter and on a year-to-date basis. The decreases were primarily attributable to lower sales volume relative to the high level of fixed expenses related to the Company’s direct distribution organization and product development activities. Compared to 2002, operating profit as a percent of sales for the Advanced Technology and the Coating and Finishing segments increased for both the third quarter and year-to-date periods, due to higher gross margin percentages in both segments.

The gross margin percentage for the third quarter of 2003 was 55.0%, up from 53.5% for the third quarter of 2002. The year-to-date gross margin percentage increased from 54.1% in 2002 to 55.2% this year. The increases were primarily due to favorable currency effects, offset by higher costs related to new product introductions. Changes in sales mix also impacted margins favorably.

In light of the difficult economic conditions in 2001 and 2002 the Company incurred costs as a result of workforce reductions. At the end of fiscal 2002, $1.7 million related to these reductions was unpaid. During the three quarters of 2003 the Company recognized additional expense of $1.6 million related to severance payments to approximately 60 people in the Coating and Finishing and Advanced Technology segments in North America. At August 3, 2003,

Nordson Corporation

$236,000 relating to the year-end 2002 accrual and the 2003 charge was unpaid. It is expected that additional costs of approximately $400,000 related to severance payments will be incurred during the fourth quarter of 2003.

Selling and administrative expenses increased 6.8% and 6.0% for the thirteen and thirty-nine weeks ended August 3, 2003 compared to the comparable periods of 2002. The increases were due to the effect of currency changes and increases in compensation rates. Due to the decrease in sales volume, selling and administrative expenses as a percent of sales were 44.3% in the third quarter of 2003, an increase from 43.1% last year. On a year-to-date basis these percentages were 45.6% in 2003 and 43.9% in 2002.

Net Income

Net income for the third quarter of 2003 was $8.7 million or $.26 per share on a diluted basis compared with $7.2 million or $.21 per share on a diluted basis in 2002. Prior year pre-tax earnings were impacted by $736,000 of severance and restructuring costs, compared to $157,000 in 2003. Year-to-date net income in 2003 was $21.8 million or $.65 per share, compared to $20.7 or $.61 per share last year.

Compared to 2002, interest expense decreased $.8 million for third quarter and $2.6 million year-to-date as a result of lower borrowing levels and lower interest rates. Year-to-date other income increased $1.1 million, largely due to foreign exchange gains.

Foreign Currency Effects

In the aggregate, average exchange rates for the third quarter and first nine months of 2003 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2002 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 2003 were translated at exchange rates in effect during the third quarter of 2002, sales would have been approximately $12.1 million lower while third-party costs and expenses would have been approximately $7.6 million lower. If the 2003 year-to-date transactions were translated at exchange rates in effect during 2002, sales would have been approximately $29.0 million lower and third-party costs would have been approximately $17.4 million lower.

Financial Condition

At the end of March 2003, the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10.7 million of debt owed by the partnership, real estate with a net book value of $10.3 million, cash and other current liabilities. Prior to March, the Company leased the property under an operating lease with a partnership in which the Company was a partner.

During the three quarters of 2003, net assets increased $23.2 million. This increase is primarily the result of earnings of $21.8 million, issuance of common stock of $5.2 million and $10.9 million from favorable translation effects at the end of the third quarter relative to net assets denominated in currencies other than the U.S. dollar. Offsetting these increases were dividend payments of $15.1 million.

Working capital, as of the end of the second quarter, increased $45.7 million over the prior year-end. This change consisted primarily of decreases in notes payable, other current liabilities and accounts payable, offset by a decrease in accounts receivable. All changes include increases from the effects of translating into U.S. dollars current amounts denominated in generally stronger foreign currencies.

Receivables decreased as a result of the collection of year-end accounts receivable arising from the higher level of sales in the fourth quarter of 2002 compared to the third quarter of 2003. Accounts payable decreased as a result of the

Nordson Corporation

lower level of business activity, and other current liabilities decreased as a result of bonus, profit sharing and severance payments and contributions to the Company’s pension plans during 2003.

Other long-term liabilities increased primarily due to pension and other benefit accruals.

Cash and cash equivalents increased $2.2 million from the 2002 year-end. Cash provided by operations was $45.4 million, a decrease from $90.5 million in 2002. The decrease was primarily due to a larger reduction in inventories in 2002. Cash provided by operations in 2003 was used to repay $27.4 million of notes payable. Cash was also used for dividend payments of $15.1 million and for capital expenditures of $4.5 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Outlook

Steady improvements have been seen in the Company’s advanced technology businesses, but system sales in the Company’s core adhesive and finishing businesses continue to lag compared to prior year levels. Year-to-date orders in constant currency are up 2% from 2002 and backlog is up over $7 million from the third quarter of 2002. While we expect to see improved demand over the next year, we remain cautious in the near term. Substantial progress continues to be made in the Company’s efforts to improve its cost structure and working capital efficiencies and it is well positioned to return to sales and earnings growth when the recovery occurs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Form 10-K filed by the Company on January 27, 2003. The information disclosed has not changed materially in the interim period since November 3, 2002, except for the long-term debt related to real estate in Duluth, Georgia described above. This debt is payable in annual installments through 2010. The variable interest rate is reset weekly and was 1.15 percent at the end of the third quarter.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive Officer and Chief financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end the period covered by this quarterly report. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal over financial reporting.

Nordson Corporation

Part II — Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number:

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K related to an earnings release was filed on August 27, 2003.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2003	Nordson Corporation

By: /s/ PETER S. HELLMAN Peter S. Hellman Executive Vice President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)