Form 10-K
period 2003-11-02
NORDSON CORP
filed 2004-01-21
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2003

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

Common Shares with no par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

   The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of May 2, 2003 was approximately $617,614,000.

   There were 34,602,416 shares of Common Shares outstanding as of December 12, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2004 Annual Meeting — Part III

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

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries.

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

Nordson has nearly 3,500 employees worldwide and has principal manufacturing facilities in Ohio, Georgia, Alabama, California, Rhode Island, China, Germany, The Netherlands, and the United Kingdom.

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

Growth is achieved by seizing opportunities within existing markets, investing in new products and pursuing new markets. This strategy is augmented by the acquisition of companies that can serve multinational industrial markets.

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

A summary of the Company’s various products and examples of their uses are as follows:

1. Adhesive Dispensing and Nonwoven Fiber Systems

•	Packaging — Automated adhesive dispensing systems that seal corrugated cases and paperboard cartons, apply product labels and stabilize pallets.

•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries.
•	Nonwovens — Systems for producing nonwoven fiber fabrics; equipment for applying adhesives, lotions, liquids and fibers to disposable nonwoven products.
•	Automotive — Adhesive and sealant dispensing systems for bonding and sealing window glass, body panels and structural components used on automobiles and trucks.

2. Coating and Finishing Systems

•	Powder Coating — Automated and manual spray systems used to apply powder paints and coatings to decorate and protect plastic, metal and wood products.

•	Liquid Finishing — Automated and manual spray systems that apply liquid paints and coatings to consumer and industrial products.
•	Container — Systems used to dispense and cure coatings used in the manufacture of metal and plastic containers.

3. Advanced Technology Systems

•	Asymtek — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids to semiconductor packages, printed circuit boards and electronic assemblies.

•	UV Curing — Drying and curing systems for graphic arts, finishing and product assembly operations.
•	March Plasma Systems — Systems for cleaning and modifying surfaces during the assembly of semiconductor devices, printed circuit boards, medical instruments and electronic products.
•	EFD, Inc. — Manual and automated dispensing units for the low-pressure application of fluid materials for the electronics, medical and automotive industries.

Nordson markets its products in the United States and fifty-six other countries, primarily through a direct sales force and also through qualified distributors. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of its customers.

Manufacturing and Raw Materials

Nordson’s production operations include machining and assembly. The Company finishes specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, California; East Providence, Rhode Island; Shanghai, China; Luneburg, Germany; Maastricht, The Netherlands; and Slough, U.K.

Principal materials used to make Nordson products are metals and plastics, typically in sheets, bar stock, castings, forgings, and tubing. Nordson also purchases many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to its products. Suppliers are competitively selected based on cost and quality. All significant raw materials that Nordson uses are available through multiple sources.

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

Working Capital Practices

No special or unusual practices affect Nordson’s working capital. However, the Company generally requires advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. The Company initiated a number of new business processes focused on reduction of manufacturing lead times. These initiatives have resulted in lower investment in inventory while maintaining the capability to respond promptly to customer needs.

Customers

The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company’s business. In 2003, no single customer accounted for five percent or more of sales.

Backlog

The Company’s backlog of orders increased to $61.2 million at November 2, 2003 from $45.4 million at November 3, 2002. All orders in the 2003 year-end backlog are expected to be shipped to customers in fiscal 2004.

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

Research and Development

Investments in research and development are important to Nordson’s long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $22,341,000 in fiscal 2003, compared with approximately $26,554,000 in fiscal 2002 and $27,701,000 in fiscal 2001.

Environmental Compliance

Compliance with federal, state and local environmental protection laws during fiscal 2003 had no material effect on the Company’s capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in 2004.

Employees

As of November 2, 2003, Nordson had 3,483 full-time and part-time employees, including 154 at the Company’s Amherst, Ohio facility represented by a collective bargaining agreement that expires on October 31, 2004. No material work stoppages have been experienced at any of the Company’s facilities.

Item 2. Properties

The following table summarizes the principal properties of the Company.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex located on 52 acres of land	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building located on 10 acres of land	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building (leased)	143,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(3)	Three manufacturing and office buildings (leased)	88,000
East Providence, Rhode Island(3)	A manufacturing, warehouse, distribution and office complex	75,000
Westlake, Ohio	Corporate headquarters located on 25 acres of land	68,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Atlanta, Georgia(1)	A warehouse and office building (leased)	50,000
Branford, Connecticut(2)	A manufacturing and office building (leased)	46,000
Lincoln, Rhode Island(3)	A manufacturing building	44,000
Talladega, Alabama(1)	A manufacturing and office building (leased)	27,000
St. Petersburg, Florida(3)	A manufacturing and office building (leased)	26,000
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Erkrath, Germany(1)(2)	An office, laboratory and warehouse building (leased)	63,000
Maastricht, The Netherlands (1)(2)(3)	A manufacturing, warehouse and office building (leased)	60,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Milano, Italy(1)(2)	An office, laboratory and warehouse building (leased)	41,000
St. Thibault Des Vignes, France (1)(2)	An office building (leased)	29,000
Shanghai, China(1)(2)	A manufacturing, warehouse and office building (leased)	20,000
Bangalore, India(1)(2)	An office and warehouse building	16,000
Slough, U.K.(3)	A manufacturing, warehouse and office building (leased)	10,000
Dunstable, U.K.(3)	An office building	6,000

Business Segment — Property Identification Legend

(1)	Adhesive Dispensing and Nonwoven Fiber Systems

(2)	Coating and Finishing Systems

(3)	Advanced Technology Systems

The facilities listed above have adequate, suitable and sufficient capacity (production and non-production) to meet present and foreseeable demand for the Company’s products.

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

Item 3. Legal Proceedings

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company is committing $700,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $325,000 through the end of 2003. The remaining amount of $375,000 is recorded in accrued liabilities in the November 2, 2003 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

In addition, the Company is involved in various other legal proceedings arising in the normal course of business. Based on current information, the Company does not expect that the ultimate resolution of pending and threatened legal proceedings will have a material adverse effect on its financial condition or results of operations. The Company is not involved in any other legal proceedings that would be required to be disclosed pursuant to Item 103 of Regulation S-K.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The executive officers of the Company as of December 31, 2003 were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	54	1988	President and Chief Executive Officer, 1997
Peter S. Hellman	54	2000	Executive Vice President, Chief Financial and Administrative Officer, 2000
			President and Chief Operating Officer, TRW, Inc. from 1995 through 1999
Donald J. McLane	60	1986	Senior Vice President, 1999 Vice President, 1986
Robert A. Dunn, Jr.	56	1997	Vice President, 1997
Bruce H. Fields	52	1992	Vice President, Human Resources, 1992
Mark G. Gacka	49	1998	Vice President, 1998
Michael Groos	52	1995	Vice President, 1995
John J. Keane	43	2003	Vice President, 2003
			Vice President, Packaging and Product Assembly Systems from 2000 to 2003
			Manager, Business Operations from 1999 to 2000
			Manager, Project Management from 1998 to 1999
Nicholas D. Pellecchia	58	1986	Vice President, Finance and Controller, 1986

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Market Information and Dividends

The Company’s common shares are listed on The Nasdaq Stock Market’s National Market under the symbol NDSN. As of December 12, 2003, there were approximately 2,397 registered shareholders. The table below is a summary of dividends paid per common share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of 2003 and 2002. The price-earnings ratios reflect average market prices relative to trailing four-quarter earnings.

			Common
			Stock Price
	Dividend				Price-Earnings
Fiscal Quarters	Paid		High	Low	Ratio

2003:
First	$.15		$27.86	$21.46	39.1
Second	.15		27.03	20.52	37.1
Third	.15		26.05	22.28	35.0
Fourth	.15	5	28.53	22.65	24.6
2002:
First	$.14		$28.50	$22.16	26.1
Second	.14		33.40	26.90	33.5
Third	.14		31.99	21.31	29.0
Fourth	.15		26.60	21.40	36.4

Additional Information

The Company’s annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports and proxy statements are available at www.nordson.com. Copies of these reports may also be obtained free of charge by sending written requests to Barbara Price, Manager of Shareholder Relations, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

Equity Compensation Table

The following table sets forth information regarding the Company’s equity compensation plans in effect as of November 2, 2003 (in thousands, except for per share amounts).

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	first reporting column)

Equity compensation plans approved by security holders	5,955	$25.65	1,191
Equity compensation plans not approved by security holders	—	—	—

Total	5,955	$25.65	1,191

Item 6. Selected Financial Data

Five-Year Summary

	2003	2002(f)	2001	2000	1999
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$667,347	647,756	731,416	740,568	700,465
Cost of sales	$301,566	310,542	337,129	332,597	318,230
% of sales	45	48	46	45	45
Selling and administrative expenses	$295,157	281,696	321,395	307,559	302,250
% of sales	44	43	44	42	43
Severance and restructuring costs	$2,028	2,499	13,355	8,960	3,000
Operating profit	$68,596	53,019	59,537	91,452	76,985
% of sales	10	8	8	12	11
Net income	$35,160	22,072	24,610	54,632	47,506
% of sales	5	3	3	7	7
Net income adjusted for goodwill amortization (b)	$35,160	22,072	35,853	57,979	50,844
% of sales	5	3	5	8	7
Financial Data(a)
Working capital	$65,708	21,926	6,524	116,230	89,376
Net property, plant and equipment and other non-current assets	$489,436	489,899	500,276	240,802	250,474
Total invested capital	$555,144	511,825	506,800	357,032	339,850
Total assets	$766,806	764,472	862,453	610,040	591,790
Long-term obligations	$255,035	242,935	243,074	109,809	118,452
Shareholders’ equity	$300,109	268,890	263,726	247,223	221,398
Return on average invested capital — %(c)	7	4	6	16	14
Return on average shareholders’ equity — % (d)	13	8	10	25	22
Per-Share Data(a)(e)
Basic earnings per share	$1.04	0.66	0.75	1.68	1.44
Diluted earnings per share	$1.04	0.66	0.74	1.67	1.42
Dividends per common share	$0.605	0.57	0.56	0.52	0.48
Book value per common share	$8.82	8.00	7.96	7.62	6.76
Average common shares	33,703	33,383	32,727	32,455	33,048
Average common shares and common share equivalents	33,899	33,690	33,050	32,767	33,484

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result no longer amortizes goodwill. Amounts represent net income without goodwill amortization.

(c)	Net income plus interest on long-term obligations net of income taxes as a percentage of total assets less current liabilities.

(d)	Net income as a percentage of shareholders’ equity.

(e)	Amounts adjusted for 2-for-1 stock split effective September 12, 2000.

(f)	2002 includes an inventory write-down of $11.4 million, which is included in cost of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position are discussed below. On a regular basis, the Company reviews critical accounting policies with the Audit Committee of the Board of Directors.

Revenue Recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Revenues deferred in 2003 were not material. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. During 2003 and 2002, the Company recognized approximately $5 million and $20 million, respectively, of revenue under the percentage-of-completion method. The remaining revenues are recognized upon delivery.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At November 2, 2003, goodwill represented approximately 43 percent of the Company’s total assets. The majority of the goodwill resulted from the acquisition of EFD, Inc. in 2001. In 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of a reporting unit is determined by applying appropriate discount rates to estimated future cash flows and terminal value amounts for the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required. In 2001, goodwill amortization was $15,446,000 ($11,243,000 on an after-tax basis, or $.34 per share).

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out method for 39 percent of the Company’s consolidated inventories at November 2, 2003, with the first-in, first-out method used for the remaining inventory. On an ongoing basis, the Company tests its inventory for technical obsolescence, as well as for future demand and changes in market conditions. The Company has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. In the face of difficult economic conditions that accelerated the technical obsolescence of certain inventory and impacted the demand outlook for other inventory, the Company recognized an inventory write-down of $11.4 million in the fourth quarter of 2002 ($7.6 million on an after-tax basis, or $.23 per share). The addition of $11.4 million to the inventory obsolescence reserve brought the reserve balance to $23.1 million. During 2003, approximately $21.3 million of inventory was disposed of and charged against the reserve, and $2.2 million was added to the reserve. After a currency effect of $.5 million, the balance in the inventory obsolescence reserve was $4.5 million at November 2, 2003.

Pension Plans and Other Postretirement Medical Plan — The measurement of liabilities related to the Company’s pension plans and postretirement medical plan is based on management’s assumptions related to future factors including interest rates, return on pension plan assets, compensation increases and health care cost trend rates.

The weighted-average discount rate (based on AA quality fixed income investments) used to determine the present value of the Company’s aggregate pension plan obligation was 5.9 percent at November 2, 2003, compared to 6.5 percent at November 3, 2002. The average expected rate of return (long-term investment rate) on pension assets was decreased to 8.1 percent in 2003 from 8.6 percent in 2002. The assumed rate of compensation increases was reduced from 3.7 percent in 2002 to 3.3 percent in 2003 to reflect an inflationary outlook consistent with the discount and long-term investment yield assumptions.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses which are amortized into expense over a period of years.

With respect to the postretirement medical plan, the discount rate used to value the benefit obligation was 6.25 percent at November 2, 2003, a decrease from 6.75 at November 3, 2002. The annual rate of increase in the per capita cost of covered benefits (the health care trend rate) is assumed to be 7.8 percent in 2004, decreasing gradually to 5.0 percent in 2008. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2003	$609,000	$(476,000)
Effect on postretirement obligation as of November 2, 2003	$6,083,000	$(4,828,000)

Employees hired after January 1, 2002 are not eligible to participate in the postretirement medical plan.

The overall effect of the assumption changes above will be to increase pension and postretirement expenses in fiscal 2004 by approximately $2 million.

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

Warranties — The Company provides customers with a product warranty that requires the Company to repair or replace defective products within a specified period of time (generally one year) for the date of sale. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, the Company relies primarily on historical warranty claims by product sold. At November 2, 2003, the warranty accrual was $3.0 million, while warranty costs for 2003 were $2.9 million.

Long-Term Incentive Compensation Plans (LTIP) — Under these plans, officers are awarded LTIP units if predetermined performance targets are met over a three-year period. The value of these units is based upon the share price of the Company’s stock at the end of the third year of each plan. Over the period of each plan, costs are accrued based on progress against performance targets along with changes in value of the Company’s stock. At November 2, 2003, the accrued liability for the 2002 and 2003 plans amounted to $4.1 million. The portion of these costs recognized in the income statement was $2.7 million for 2003 and $1.4 million for 2002. At this time, it is estimated that costs to be recognized in the 2004 income statement for the 2002 and 2003 plans as well as the plan commencing in 2004 will be $6.1 million.

Fiscal Years 2003 and 2002

Worldwide sales for 2003 were $667.3 million, an increase of 3 percent from 2002 sales of $647.8 million. A sales volume decline of 3 percent was more than offset by a 6 percent increase in revenue traced to favorable currency effects.

Sales within the adhesive segment increased 3 percent, with a 7 percent increase from currency effects offset by a 4 percent decline in volume. A drop-off in shipments of large engineered systems used in the production of nonwoven fabrics and in the assembly of durable goods accounted for virtually the entire volume decline. Advanced technology segment sales increased 7 percent, with volume up 4 percent and favorable currency effects contributing an additional 3 percent. Improved activity related to sales of plasma treatment systems and manual fluid dispensing systems to the electronics and medical industries as well as sales of U.V. curing systems to the graphic arts industry accounted for the higher volume within this segment. Coating and finishing segment revenue was down 1 percent in 2003. Sales volume was down 6 percent, offset by a 5 percent increase from favorable currency effects. The volume decline was influenced by lower engineered system sales in North America. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 63 percent of total 2003 sales, compared with 57 percent for 2002. Sales volume decreased 11 percent in North America and 4 percent in Europe. Offsetting these decreases were increases of 17 percent in both Japan and the Pacific South regions. Volume was up in all segments in Japan, while Advanced Technology was primarily responsible for the increase in the Pacific South region.

Gross margins, expressed as a percentage of sales, were 54.8 percent in 2003 compared to 52.1 percent in 2002. In 2002, the Company recognized a pre-tax inventory write-down of $11.4 million. Excluding the effect of this write-down, the 2003 gross margin rate improved by 1.0 percent over 2002. Favorable currency effects accounted for approximately a 1.1 percent increase in the gross margin rate with the effect of product mix offsetting a portion of this improvement.

Selling and administrative expenses increased by 4.8 percent over 2002. Currency translation effects accounted for a 4.4 percent increase, with the balance of the increase traced to compensation adjustments and higher employee benefit costs. Selling and administrative expenses, excluding severance and restructuring costs, amounted to 44.2 percent of sales in 2003 compared to 43.5 percent of sales in 2002.

In light of the difficult economic environment over the last three years, the Company embarked on a number of cost reduction initiatives. Consistent with these initiatives, the Company recognized $2.0 million ($1.4 million on an after-tax basis, or $.04 per share) of severance and restructuring costs in 2003. No additional restructuring costs are expected in 2004.

Operating profit margins, expressed as a percentage of sales, were 10.3 percent in 2003 compared to 8.2 percent in 2002. Segment operating profit margins in 2003 and 2002, excluding corporate costs not allocated to segments were as follows:

Segment	2003	2002

Adhesive Dispensing Systems	19%	21%
Coating and Finishing Systems	4%	—
Advanced Technology Systems	13%	7%

The lower adhesive segment operating margin in 2003 compared to 2002 is traced primarily to absorption of fixed operating expenses related to a direct distribution organization in an environment where sales volume declined. In addition, higher initial manufacturing costs were incurred associated with the introduction of a new family of products. Operating margin increases in both the coating and finishing and the advanced technology segments are due to improved manufacturing cost absorption. The restructuring initiatives conducted over the last three years impacted all segments favorably.

In 2003, the Company recorded a charge of $375,000 in other expense. We have been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/ RI is expected to be completed in 2005. The Company is committing $700,000 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $325,000 through the end of 2003. The remaining amount of $375,000 is recorded in accrued liabilities in the November 2, 2003 Consolidated Balance Sheet.

Interest expense of $18.1 million decreased $3.6 million from 2002, due to lower borrowing levels and lower interest rates. Other income increased $714,000 in 2002 to $1,055,000 in 2003, mainly due to currency gains of $558,000 in 2003. The Company’s effective tax rate was 33.00 percent for both 2003 and 2002. Net income in 2003 was $35.2 million, or $1.04 per share on a diluted basis compared with $22.1 million, or $.66 per share on a diluted basis, in 2002. As noted above, 2002 included a pre-tax inventory write-down of $11.4 million, or $.23 per share.

In 2002, the Company adopted Financial Accounting Standard Board (FASB) Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. The annual impairment test completed in 2003 indicated that no write-down was required. In 2001, goodwill amortization was $15,446,000 ($11,243,000 on an after-tax basis, or $.34 per share).

In 2002, the Company adopted FASB Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 143.

In 2002, the Company adopted FASB Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 144.

In 2003, the Company adopted FASB Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items. It also provides guidance with respect to the accounting for gains and losses on capital leases that were modified to become operating leases. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 145.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During 2003, the Company recognized expense of $2.0 million related to severance payments to approximately 70 people in the Coating and Finishing and Advanced Technology segments in North America.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. The Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,535,000) secured by land and building and expires on July 31, 2004. The other guarantee is for $2,300,000 and expires on October 31, 2004. Under these arrangements, the Company could be required to fulfill obligations of the affiliate if the affiliate does not make required payments. No amount is recorded in the Company’s financial statements related to these guarantees.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” No. 149 amends No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of No. 149 had no effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It must be applied prospectively by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of No. 150 and still existing at the beginning of the interim period of adoption. The adoption of No. 150 had no effect on the Company’s financial condition or results of operations.

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

As a result of the continuing economic slowdown during 2002, the Company recognized $2.7 million ($1.8 million on an after-tax basis, or $.05 per share) of restructuring charges, consisting of severance and other costs associated with the combination of certain businesses. Of the total amount, $.2 million is included in cost of sales.

Worldwide operating profits, expressed as a percentage of sales before the effects of non-recurring charges, were 10.4 percent in 2002, compared with 10.1 percent for 2001. Segment operating profit percentages in 2002 and 2001, excluding corporate expenses that are not allocated to segments, were as follows:

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

Net income in 2002 was $22.1 million, or $.66 per share on a diluted basis compared with $24.6 million, or $.74 per share on a diluted basis, in 2001. Excluding goodwill amortization, net income for 2001 was $35.9 million, or $1.08 per share. Included in 2002 were inventory write-downs of $11.4 million, or $.23 per share.

Liquidity, Capital Expenditures and Sources of Capital

Cash generated by operations in 2003 was $87.5 million, compared to $130.4 million in 2002. The Company generated $7.2 million of cash in 2003 through continued focus on management of operating working capital. Further improvements were achieved in inventory turnover and days sales outstanding in accounts receivable. An increase in accounts receivable due to higher fourth quarter sales resulted in a use of cash of $6.9 million for the year, compared to 2002 when receivables decreased by over $32 million. Inventory reductions generated over $12.5 million of cash in 2003 compared to $41.6 million in 2002. An increase in accrued liabilities generated $5.8 million of cash. This increase was largely due to higher incentive compensation accruals. A reduction in deferred taxes in 2003 related to the 2002 inventory write-down impacted cash from operating activities favorably by $7.6 million.

Cash used by investing activities was $6.8 million in 2003. Capital expenditures, which were concentrated on information systems and production equipment, were $7.6 million.

Cash used in financing activities in 2003 was $80.6 million. The Company repaid $64.8 million of notes payable and long-term debt in 2003, bringing the debt to equity ratio down from 1.1 at November 3, 2002 to .80 at November 2, 2003. Dividend payments to shareholders totaled $20.4 million in 2003, increasing 6 percent on a per-share basis from 2002. Issuance of common stock, primarily related to the exercise of stock options, generated $8.9 million of cash.

In March 2003, the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10.7 million of debt owed by the partnership, real estate with a net book value of $10.3 million, cash and other current liabilities. Prior to March, the Company leased the property under an operating lease with a partnership in which the Company was a partner.

The following table summarizes the Company’s obligations as of November 2, 2003:

	Payments Due by Period
Obligations
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
(In thousands)
Long-term debt	$181,716	$9,097	$60,786	$81,143	$30,690
Capital lease obligations	10,261	5,087	4,836	338	—
Operating leases	33,025	8,793	12,066	6,513	5,653
Notes payable	58,227	58,227	—	—	—
Letters of credit	14,307	14,307	—	—	—
Guarantees	4,835	4,835	—	—	—

Total obligations	$302,371	$100,346	$77,688	$87,994	$36,343

Nordson has various lines of credit with both domestic and foreign banks. At November 2, 2003, these lines totaled $317 million, of which $258 million was unused. Included in the total amount of $317 million is a $250 million facility with a group of banks that expires in 2006. There are three covenants that the Company must meet under this facility. The first covenant limits the amount of additional debt the Company can incur. At the end of 2003, the Company could have incurred approximately $95 million of debt under this covenant. The second covenant requires EBIT (as defined in the credit agreement) to be at least three times interest expense. The actual interest coverage was 4.35 for 2003. The final covenant requires the Company’s shareholders’ equity to be at least $237 million at the end of 2003. Actual shareholders’ equity was $300 million. The Company was in compliance with all debt covenants at November 2, 2003.

The Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,535,000) secured by land and building and expires on July 31, 2004. The other guarantee is for $2,300,000 and expires on October 31, 2004. Under these arrangements, the Company could be required to fulfill obligations of the affiliate if the affiliate does not make required payments. No amount is recorded in the Company’s financial statements related to these guarantees.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for 2004. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company.

In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. No shares were purchased under this program in 2003.

Outlook

Sales volume for the fourth quarter of 2003 increased one percent from 2002, compared to decreases for the first three quarters. In addition, backlog at the end of 2003 was up close to $16 million from the beginning of the year. The Company’s new product and business development programs, aided by a rebound in the global manufacturing sector and the weakening dollar provides optimism for 2004.

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

In 2003 compared with 2002, the U.S. dollar was generally weaker against foreign currencies. If 2002 exchange rates had been in effect during 2003, sales would have been approximately $37.7 million lower and third-party costs would have been approximately $22.4 million lower. In 2002 compared with 2001, the U.S. dollar was also generally weaker against foreign currencies. If 2001 exchange rates had been in effect during 2002, sales would have been approximately $2.2 million lower and third-party costs would have been approximately $1.5 million lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company operates internationally and enters into transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. Nordson regularly uses foreign exchange contracts to reduce its risks related to most of these transactions. These contracts, primarily Euro and Yen, usually have maturities of 90 days or less, and generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. The balance of transactions denominated in foreign currencies are designated as hedges of the Company’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the Company’s use of foreign exchange contracts on a routine basis to reduce the risks related to nearly all of the Company’s transactions denominated in foreign currencies as of November 2, 2003, the Company did not have a material foreign currency risk related to its derivatives or other financial instruments.

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

Expected maturity date November 2, 2003

						There-	Total	Fair
	2004	2005	2006	2007	2008	after	Value	Value
(In thousands)
Long-term debt, including current portion
Fixed-rate debt	$8,000	$12,290	$44,290	$54,290	$24,290	$22,840	$166,000	$177,574
Average interest rate	7.04%	7.00%	6.94%	6.99%	6.60%	7.29%	7.05%

Expected maturity date November 3, 2002

						There-	Total	Fair
	2003	2004	2005	2006	2007	after	Value	Value
(In thousands)
Long-term debt, including current portion
Fixed-rate debt	$8,000	$8,000	$12,290	$44,290	$54,290	$47,130	$174,000	$182,574
Average interest rate	7.09%	7.04%	7.00%	6.94%	6.99%	7.19%	7.09%

The tables that follow present principal cash flows and related weighted-average interest rates by expected maturity dates of variable-rate, long-term debt.

Expected maturity date November 2, 2003

						There-	Total
	2004	2005	2006	2007	2008	after	Value
(In thousands)
Long-term debt, including current portion
Variable-rate debt	$1,097	$1,144	$3,062	$1,251	$1,312	$7,850	$15,716

Expected maturity date November 3, 2002

						There-	Total
	2003	2004	2005	2006	2007	after	Value
(In thousands)
Long-term debt, including current portion
Variable-rate debt	$600	$600	$600	$2,314	$600	$1,200	$5,914

Included in the table above is long-term debt in the amount of Japanese Yen 200 million. This debt was converted from fixed rate to variable rate through an interest rate swap agreement, as disclosed in Note 10 to the Company’s financial statements. The weighted-average interest rate of the Company’s variable-rate debt was .97% at the end of fiscal 2003, compared to 1.3% at the end of 2002. A 1% increase in interest rates would have resulted in approximately $157,000 of additional interest expense in fiscal 2003.

The company also has variable-rate notes payable. The weighted average interest rate of this debt was 2.5% at the end of 2003, compared to 3.0% at the end of 2002. A 1% increase in interest rates would have resulted in additional interest expense of approximately $834,000 on the notes payable in fiscal 2003.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended November 2, 2003, November 3, 2002 and October 28, 2001

	2003	2002	2001
(In thousands except for per-share amounts)
Sales	$667,347	$647,756	$731,416
Operating costs and expenses:
Cost of sales	301,566	310,542	337,129
Selling and administrative expenses	295,157	281,696	305,949
Goodwill amortization	—	—	15,446
Severance and restructuring costs	2,028	2,499	13,355

	598,751	594,737	671,879

Operating profit	68,596	53,019	59,537
Other income (expense):
Interest expense	(18,063)	(21,713)	(29,489)
Interest and investment income	889	924	1,414
Other — net	1,055	714	6,254

	(16,119)	(20,075)	(21,821)

Income before income taxes	52,477	32,944	37,716
Income tax (benefit)/provision:
Current	11,537	11,545	11,698
Deferred	5,780	(673)	1,408

	17,317	10,872	13,106

Net income	$35,160	$22,072	$24,610

Average common shares	33,703	33,383	32,727
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	196	307	323

Average common shares and common share equivalents	33,899	33,690	33,050

Basic earnings per share	$1.04	$0.66	$0.75
Diluted earnings per share	$1.04	$0.66	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

November 2, 2003 and November 3, 2002

	2003	2002
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$6,945	$5,872
Marketable securities	27	25
Receivables — net	151,740	135,662
Inventories — net	78,557	87,100
Deferred income taxes	33,722	40,264
Prepaid expenses	6,379	5,650

Total current assets	277,370	274,573
Property, plant and equipment — net	115,255	118,773
Goodwill — net	328,572	327,897
Intangible assets — net	15,363	16,283
Deferred income taxes	11,238	8,148
Other assets	19,008	18,798

	$766,806	$764,472

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$58,227	$108,634
Accounts payable	47,976	48,809
Income taxes payable	2,666	4,362
Accrued liabilities	83,574	73,651
Customer advance payments	6,229	5,012
Current maturities of long-term debt	9,097	8,600
Current obligations under capital leases	3,893	3,579

Total current liabilities	211,662	252,647
Long-term debt	172,619	171,314
Obligations under capital leases	4,106	3,581
Pension and retirement obligations	70,661	65,230
Other liabilities	7,649	2,810
Shareholders’ equity:
Preferred shares, no par value; 10,000,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000,000 shares authorized; 49,011,000 shares issued	12,253	12,253
Capital in excess of stated value	131,573	123,178
Retained earnings	517,414	502,631
Accumulated other comprehensive loss	(20,296)	(27,318)
Common shares in treasury, at cost	(339,815)	(341,606)
Deferred stock-based compensation	(1,020)	(248)

Total shareholders’ equity	300,109	268,890

	$766,806	$764,472

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended November 2, 2003, November 3, 2002 and October 28, 2001

	Common Shares in					Accumulated
	Treasury			Capital in		Other	Deferred
			Common	Excess of	Retained	Comprehensive	Stock-based
	Shares	Amount	Shares	Stated Value	Earnings	Loss	Compensation	Total
(In thousands)
Balance at October 29, 2000	16,562	$(348,979)	$12,253	$103,142	$493,273	$(11,946)	$(520)	$247,223
Net income					24,610			24,610
Translation adjustments						(1,740)		(1,740)
Minimum pension liability adjustment net of taxes of $3,012						(4,672)		(4,672)

Total comprehensive income								18,198
Shares issued under company stock and employee benefit plans	(845)	9,332		11,747			(230)	20,849
Amortization of deferred stock-based compensation							316	316
Purchase of treasury shares	157	(4,547)						(4,547)
Dividends — $.56 per share					(18,313)			(18,313)

Balance at October 28, 2001	15,874	(344,194)	12,253	114,889	499,570	(18,358)	(434)	263,726
Net income					22,072			22,072
Translation adjustments						3,539		3,539
Minimum pension liability adjustment net of taxes of $8,008						(12,499)		(12,499)

Total comprehensive income								13,112
Shares issued under company stock and employee benefit plans	(622)	6,918		8,289			(108)	15,099
Amortization of deferred stock-based compensation							294	294
Purchase of treasury shares	146	(4,330)						(4,330)
Dividends — $.57 per share					(19,011)			(19,011)

Balance at November 3, 2002	15,398	(341,606)	12,253	123,178	502,631	(27,318)	(248)	268,890
Net income					35,160			35,160
Translation adjustments						12,655		12,655
Minimum pension liability adjustment net of taxes of $3,626						(5,633)		(5,633)

Total comprehensive income								42,182
Shares issued under company stock and employee benefit plans	(601)	6,658		8,395			(1,347)	13,706
Amortization of deferred stock-based compensation							575	575
Purchase of treasury shares	179	(4,867)						(4,867)
Dividends — $.605 per share					(20,377)			(20,377)

Balance at November 2, 2003	14,976	$(339,815)	$12,253	$131,573	$517,414	$(20,296)	$(1,020)	$300,109

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended November 2, 2003, November 3, 2002 and October 28, 2001

	2003	2002	2001
(In thousands)
Cash flows from operating activities:
Net income	$35,160	$22,072	$24,610
Adjustments to reconcile net income to net cash provided by operating activities:
Severance and restructuring costs	—	1,749	7,552
Depreciation	27,296	27,995	24,909
Amortization	1,944	1,492	16,946
Inventory write-down	—	11,388	—
Provision for losses on receivables	1,581	2,216	2,289
Deferred income taxes	7,553	854	2,058
Other	6,150	2,243	2,637
Changes in operating assets and liabilities:
Receivables	(6,893)	32,873	28,050
Inventories	12,501	41,567	(849)
Other current assets	(329)	4,221	(1,575)
Other non-current assets	(373)	800	(7,329)
Accounts payable	(2,499)	(6,916)	(19,899)
Income taxes payable	(1,944)	1,381	(524)
Accrued liabilities	5,759	(8,947)	(3,361)
Customer advance payments	961	(8,055)	2,799
Other non-current liabilities	680	3,461	(4,884)

Net cash provided by operating activities	87,547	130,394	73,429
Cash flows from investing activities:
Additions to property, plant and equipment	(7,563)	(11,397)	(23,147)
Proceeds from sale of property, plant and equipment	228	2,113	10
Acquisition of businesses	544	(1,223)	(280,351)
Proceeds from sale of (purchases of) marketable securities	(2)	37	(32)

Net cash used in investing activities	(6,793)	(10,470)	(303,520)
Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(55,727)	(87,566)	104,550
Proceeds from long-term debt	—	—	153,371
Repayment of long-term debt	(9,055)	(22,678)	(12,267)
Debt issuance costs	—	—	(2,429)
Repayment of capital lease obligations	(4,241)	(3,884)	(3,738)
Issuance of common shares	8,907	11,024	16,762
Purchase of treasury shares	(73)	(300)	(462)
Dividends paid	(20,377)	(19,011)	(18,313)

Net cash provided by (used in) financing activities	(80,566)	(122,415)	237,474
Effect of exchange rate changes on cash	885	482	(287)

Increase (decrease) in cash and cash equivalents	1,073	(2,009)	7,096
Cash and cash equivalents at beginning of year	5,872	7,881	785

Cash and cash equivalents at end of year	$6,945	$5,872	$7,881

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

Fiscal year — The fiscal year for the Company’s domestic operations ends on the Sunday closest to October 31 and contained 52 weeks in 2003, 53 weeks in 2002 and 52 weeks in 2001. To facilitate reporting of consolidated accounts, the fiscal year for most of the Company’s international operations ends on September 30.

Revenue recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Revenues deferred in 2003 were not material. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. During 2003 and 2002, the Company recognized approximately $5 million and $20 million, respectively, of revenue under the percentage-of-completion method. The remaining revenues are recognized upon delivery.

Shipping and handling costs — The Company records amounts billed to customers for shipping and handling as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and amounted to $4,195,000 in 2003 ($3,780,000 in 2002 and $5,421,000 in 2001).

Research and development — Research and development costs are expensed as incurred and amounted to $22,341,000 in 2003 ($26,554,000 in 2002 and $27,701,000 in 2001).

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of the Company’s stock options, computed using the treasury stock method, as well as nonvested stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

Cash and cash equivalents — Highly liquid instruments with a maturity of 90 days or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents are carried at cost.

Notes to Consolidated Financial Statements — Continued

Marketable securities — Marketable securities consist primarily of municipal and other short-term notes with maturities greater than 90 days at date of purchase. At November 2, 2003, all contractual maturities were within one year or could be callable within one year. The Company’s marketable securities are classified as available for sale and recorded at quoted market prices that approximate cost.

Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The amount of the allowance is determined principally on the basis of past collection experience and known factors regarding specific customers. Accounts are written off against the allowance when it becomes evident that collection will not occur.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 39 percent of consolidated inventories at November 2, 2003 and 38 percent at November 3, 2002. The first-in, first-out (FIFO) method is used for all other inventories. Liquidations decreased cost of goods sold by $63,000 in 2003 and increased cost of sales by $573,000 in 2002. Consolidated inventories would have been $8,790,000 and $7,122,000 higher than reported at November 2, 2003 and November 3, 2002, respectively, had the Company used the FIFO method, which approximates current cost, for valuation of all inventories.

Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under capital leases, over the terms of the leases. Leasehold improvements are depreciated over the term of the lease or their useful lives, which is shorter. Useful lives are as follows:

Land Improvements	15-25 years
Buildings	20-40 years
Machinery and Equipment	3-12 years
Enterprise Management System	10 years

The Company capitalizes costs associated with the development and installation of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. The Company capitalizes interest costs on significant capital projects. No interest was capitalized in 2003.

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

Notes to Consolidated Financial Statements — Continued

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

Comprehensive income — Accumulated other comprehensive loss at November 2, 2003 consisted of net foreign currency translation adjustment credits of $2,508,000 offset by a minimum pension liability adjustment of $22,804,000. Accumulated other comprehensive loss at November 3, 2002 consisted of net foreign currency translation adjustment debits of $10,147,000 and a minimum pension liability adjustment of $17,171,000.

Warranties — The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of sale. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is reconciliation (in thousands of dollars) of the product warranty liability for 2003:

Balance at November 3, 2002	$2,767
Accruals for warranties	2,942
Warranty payments	(2,799)
Currency effect	120

Balance at November 2, 2003	$3,030

Note 2 — Accounting changes

In 2002, the Company adopted Financial Accounting Standard Board (FASB) Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” No. 141 requires that all business combinations be accounted for by the purchase method and that certain acquired intangible assets be recognized as assets apart from goodwill. No. 142 provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. The annual impairment test completed in 2003 indicated that no write-down was required. In 2001, goodwill amortization was $15,446,000 ($11,243,000 on an after-tax basis, or $.34 per share).

Notes to Consolidated Financial Statements — Continued

In 2002, the Company adopted FASB Statement of Financial Standards No. 143, “Accounting for Asset Retirement Obligations.” No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When a liability is initially recorded, the entity capitalizes a cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 143.

In 2002, the Company adopted FASB Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No. 144, which supersedes No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of No. 121, this Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 144.

In 2003, the Company adopted FASB Statement No. 145, “Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items. It also provides guidance with respect to the accounting for gains and losses on capital leases that were modified to become operating leases. There was no impact on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 145.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. During 2003, the Company recognized expense of $2.0 million related to severance payments to approximately 70 people in the Coating and Finishing and Advanced Technology segments in North America.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements, including those related to product warranties, are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. As discussed in Note 9, the Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate.

Notes to Consolidated Financial Statements — Continued

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

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 12 shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” No. 149 amends No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of No. 149 had no effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It must be applied prospectively by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of No. 150 and still existing at the beginning of the interim period of adoption. The adoption of No. 150 had no effect on the Company’s financial condition or results of operations.

Notes to Consolidated Financial Statements — Continued

Note 3 — Retirement, pension and other postretirement plans

Retirement plans — The parent company and certain subsidiaries have funded contributory retirement plans covering certain employees. The Company’s contributions are primarily determined by the terms of the plans subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. The Company also sponsors unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2003, 2002 and 2001 was approximately $4,084,000, $3,712,000 and $4,254,000, respectively.

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

The Company also has an unfunded postretirement benefit plan covering most of its domestic employees. Employees hired after January 1, 2002 are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory; with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$127,272	$111,680	$23,636	$20,012
Service cost	4,305	4,111	1,026	881
Interest cost	8,301	7,888	1,931	1,529
Participant contributions	110	—	—	—
Amendments	—	1,433	—	(5,353)
Foreign currency exchange rate change	2,451	981	—	—
Actuarial loss	12,851	6,146	8,168	7,927
Curtailment	—	(173)	—	—
Benefits paid	(4,980)	(4,794)	(1,349)	(1,360)

Benefit obligation at end of year	$150,310	$127,272	$33,412	$23,636

Change in plan assets:
Beginning fair value of plan assets	$65,844	$72,535	$—	$—
Actual return on plan assets	9,474	(4,096)	—	—
Company contributions	10,662	1,593	1,349	1,360
Participant contributions	110	—	—	—
Foreign currency exchange rate change	931	606	—	—
Benefits paid	(4,980)	(4,794)	(1,349)	(1,360)

Ending fair value of plan assets	$82,041	$65,844	$—	$—

Reconciliation of accrued cost:
Funded status of the plan	$(68,269)	$(61,428)	$(33,412)	$(23,636)
Unrecognized actuarial loss	45,289	35,738	18,896	11,669
Unamortized prior service cost	1,954	2,145	(4,431)	(4,984)
Unrecognized net transition obligation	1,840	558	—	—

Accrued benefit cost	$(19,186)	$(22,987)	$(18,947)	$(16,951)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(58,789)	$(53,639)	$(18,947)	$(16,951)
Intangible asset	2,152	2,461	—	—
Accumulated other comprehensive income	37,451	28,191	—	—

Total amount recognized in financial statements	$(19,186)	$(22,987)	$(18,947)	$(16,951)

Benefit obligations exceeded plan assets for all pension plans at November 2, 2003 and November 3, 2002.

Notes to Consolidated Financial Statements — Continued

Net pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001
(In thousands)
Service cost	$4,305	$4,111	$3,369	$1,026	$881	$743
Interest cost	8,301	7,888	7,120	1,931	1,529	1,339
Expected return on plan assets	(7,683)	(8,203)	(7,509)	—	—	—
Amortization of prior service cost	242	224	174	(553)	(369)	—
Amortization of transition obligation	130	315	456	—	—	—
Recognized net actuarial loss (gain)	455	267	(82)	941	396	101
Curtailment	—	513	318	—	—	—

Total benefit cost	$5,750	$5,115	$3,846	$3,345	$2,437	$2,183

For pensions, the actuarial value of projected benefit obligations at the end of 2003 and 2002 was determined using a weighted-average discount rate of 5.9 and 6.5 percent, respectively, and a rate of increase in future compensation levels of 3.3 and 3.7 percent, respectively. The expected long-term rate of return on plan assets was 8.1 percent for 2003 and 8.6 percent for 2002.

Plan assets consist primarily of stocks and bonds. At November 2, 2003, the domestic pension plans held 135,000 shares of the Company’s stock with a market value of $3,741,000. At November 3, 2002, they held 200,000 shares of the Company’s stock with a market value of $5,182,000. The plans received dividends on the Company’s stock of $75,000 in 2003 and $114,000 in 2002.

For other postretirement benefits, the discount rate used in determining the accumulated postretirement benefit obligation at the end of 2003 and 2002 was 6.25 percent and 6.75 percent, respectively. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was assumed to be 7.8 percent in 2004, decreasing gradually to 5.0 percent in 2008.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2003	$609,000	$(476,000)
Effect on postretirement obligation as of November 2, 2003	$6,083,000	$(4,828,000)

Notes to Consolidated Financial Statements — Continued

Note 4 — Income taxes

Income tax expense includes the following:

	2003	2002	2001
(In thousands)
Current:
U.S. federal	$1,131	$13	$(1,161)
State and local	(143)	(59)	821
Foreign	10,549	11,591	12,038

Total current	11,537	11,545	11,698
Deferred:
U.S. federal	5,540	232	1,864
State and local	202	(655)	468
Foreign	38	(250)	(924)

Total deferred	5,780	(673)	1,408

	$17,317	$10,872	$13,106

The reconciliation of the United States statutory federal income tax rate to the worldwide consolidated effective tax rate follows:

	2003	2002	2001

Statutory federal income tax rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(3.33)	(7.14)	—
Foreign tax rate variances, net of foreign tax credits	0.34	10.07	(7.38)
State and local taxes, net of federal income tax benefit	0.08	(2.68)	3.37
Amounts related to prior years	0.01	(1.14)	0.25
Other — net	0.90	(1.11)	3.51

Effective tax rate	33.00%	33.00%	34.75%

The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the U.S. to be excluded from taxable income. The FSC Repeal and Extraterritorial Income Exclusion Act of 2000 replaced the foreign sales corporation exemption with the extraterritorial income exclusion.

Notes to Consolidated Financial Statements — Continued

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $25,992,000, $27,038,000 and $25,699,000 in 2003, 2002 and 2001, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $69,618,000 and $57,491,000 at November 2, 2003 and November 3, 2002, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002
(In thousands)
Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$7,560	$10,319
Employee benefits	24,362	27,520
Other accruals not currently deductible for taxes	19,504	12,687
Tax credit carryforwards	11,415	10,039
Inventory adjustments	6,060	8,832
Translation of foreign currency accounts	875	2,161
Other — net	589	522

Total deferred tax assets	70,365	72,080
Valuation allowance	(8,125)	(7,617)

Total deferred tax assets	62,240	64,463
Deferred tax liabilities:
Depreciation	16,108	14,549
Other — net	1,172	1,502

Total deferred tax liabilities	17,280	16,051

Net deferred tax assets	$44,960	$48,412

At November 2, 2003, the Company had $11,415,000 of tax credit carryforwards. Of that total, $8,125,000 will expire in years 2004 through 2007, $934,000 will expire in years 2021 through 2023, and $2,356,000 has no expiration date. The net change in the valuation allowance was $508,000 in 2003 and $7,617,000 in 2002. The valuation allowance of $8,125,000 at November 2, 2003 relates to tax credits that may expire before being realized.

Notes to Consolidated Financial Statements — Continued

Note 5 — Incentive compensation plans

The Company has two incentive compensation plans for executive officers. The Compensation Committee of the Board of Directors, composed of independent directors, approves participants in the plans and payments under the plans.

The annual cash bonus plan awards are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. In making awards under the bonus plan for any particular year, the Committee may, however, choose to modify targets, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $3,684,000 in 2003, $1,100,000 in 2002, and $242,000 in 2001.

Under the long-term incentive compensation plan, officers receive cash awards based solely on corporate performance targets over three-year performance periods. Cash awards vary if predetermined threshold, target and maximum performance levels are achieved at the end of a performance period. No payout will occur unless the Company achieves certain threshold performance objectives. The Committee may, however, choose to modify targets, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $2,653,000 in 2003, $1,406,000 in 2002, and zero in 2001.

Notes to Consolidated Financial Statements — Continued

Note 6 — Details of balance sheet

	2003	2002
(In thousands)
Receivables:
Accounts	$136,288	$127,451
Notes	11,686	6,604
Other	8,018	5,388

	155,992	139,443
Allowance for doubtful accounts	(4,252)	(3,781)

	$151,740	$135,662

Inventories:
Finished goods	$37,674	$48,463
Work-in-process	10,662	11,471
Raw materials and finished parts	43,565	57,437

	91,901	117,371
Obsolescence reserve	(4,555)	(23,149)
LIFO reserve	(8,789)	(7,122)

	$78,557	$87,100

Property, plant and equipment:
Land	$5,865	$3,588
Land improvements	2,764	2,702
Buildings	90,200	77,664
Machinery and equipment	158,133	160,842
Enterprise management system	27,664	27,475
Construction-in-progress	1,137	1,542
Leased property under capitalized leases	14,846	13,395

	300,609	287,208
Accumulated depreciation and amortization	(185,354)	(168,435)

	$115,255	$118,773

Accrued liabilities:
Salaries and other compensation	$32,946	$25,486
Pension and retirement	13,981	13,246
Taxes other than income taxes	4,597	4,560
Other	32,050	30,359

	$83,574	$73,651

Notes to Consolidated Financial Statements — Continued

Note 7 — Leases

The Company has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options.

Rent expense for all operating leases was approximately $10,154,000 in 2003, $10,611,000 in 2002, and $10,697,000 in 2001.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2003	2002
(In thousands)

Transportation equipment	$14,203	$12,940
Other	643	455

Total capitalized leases	14,846	13,395
Accumulated amortization	(6,847)	(6,235)

Net capitalized leases	$7,999	$7,160

At November 2, 2003, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized	Operating
(In thousands)

Fiscal year ending:
2004	$5,087	$8,793
2005	3,285	6,780
2006	1,551	5,286
2007	311	3,937
2008	27	2,576
Later years	—	5,653

Total minimum lease payments	10,261	$33,025

Less amount representing executory costs	1,128

Net minimum lease payments	9,133
Less amount representing interest	1,134

Present value of net minimum lease payments	7,999
Less current portion	3,893

Long-term obligations at November 2, 2003	$4,106

Notes to Consolidated Financial Statements — Continued

Note 8 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2003	2002
(In thousands)

Available bank lines of credit:
Domestic banks	$260,000	$260,000
Foreign banks	56,597	49,050

Total	$316,597	$309,050

Notes payable:
Domestic bank debt	$41,775	$97,635
Foreign bank debt	16,452	10,999

Total	$58,227	$108,634

Weighted-average interest rate on notes payable	2.5%	3.0%
Unused bank lines of credit	$258,370	$200,416

Included in the domestic available amount above is a $250 million revolving credit agreement with a group of banks that began in 2001 and expires in 2006. Payment of commitment fees is required. Other lines of credit obtained by the Company can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees.

Note 9 — Long-term debt

The long-term debt of the Company is as follows:

	2003	2002
(In thousands)

Senior note, due 2007	$50,000	$50,000
Senior notes, due 2006-2011	100,000	100,000
Five-year term loan	16,000	24,000
Floating rate option notes	10,249	—
Industrial revenue bonds — Gwinnett County, Georgia	3,600	4,200
Leasehold improvements financing note, due 2006	1,867	1,714

	181,716	179,914
Less current maturities	9,097	8,600

Total	$172,619	$171,314

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

Five-year term loan — This loan is payable in five annual installments of $8,000,000 beginning on October 31, 2001 with interest payable quarterly. The interest rate, which can be adjusted based on the Company’s performance, was 8.02 percent at November 2, 2003.

Floating rate option notes — As discussed in Note 14, during 2003 the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. These notes were issued to finance the land and building by the partnership. The notes are payable in annual installments through 2010, with interest payable monthly at a variable rate determined weekly. The interest rate was 1.14 percent at November 2, 2003. The notes are secured by a $10,527,000 irrevocable letter of credit.

Industrial revenue bonds — Gwinnett County, Georgia — These bonds were issued in connection with the acquisition and renovation of the Norcross manufacturing facility in Gwinnett County, Georgia. These bonds are due in annual installments of $600,000 through 2009, with interest payable quarterly. The tax-free interest rate varies weekly and was 1.15 percent at November 2, 2003. The bonds are secured by a $3,780,000 standby letter of credit.

Leasehold improvements financing note — This note partially funded the leasehold improvements for a sales and demonstration facility in Japan built in 1996. The principal balance is Japanese ¥200 million and is payable in one installment in 2006. Interest, payable at a fixed rate of 3.10 percent, was converted to a variable rate through an interest rate swap. The variable rate is reset semi-annually, and at November 2, 2003 the Company’s effective borrowing rate was negative .29 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to November 2, 2003 are as follows: $9,097,000 in 2004; $13,434,000 in 2005; $47,352,000 in 2006; $55,541,000 in 2007; and $25,602,000 in 2008.

Guarantees — The Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,535,000) secured by land and building and expires on July 31, 2004. The other guarantee is for $2,300,000 and expires on October 31, 2004. Under these arrangements, the Company could be required to fulfill obligations of the affiliate if the affiliate does not make required payments. No amount is recorded in the Company’s financial statements related to these guarantees.

Note 10 — Financial instruments

The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. A loss of $105,000 was recognized from changes in fair value of these contracts for the year ended November 2, 2003. Gains of $130,000 and $146,000 were recognized for the years ended November 3, 2002 and October 28, 2001.

Notes to Consolidated Financial Statements — Continued

At November 2, 2003, the Company had outstanding forward exchange contracts that mature at various dates through January 2004. The following table summarizes, by currency, the Company’s forward exchange contracts at November 2, 2003 and November 3, 2002:

	Sell		Buy

	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value
(In thousands)

November 2, 2003 contract amounts:
Euro	$10,782	$10,691	$41,398	$42,106
British pound	979	998	5,547	5,640
Japanese yen	4,779	4,934	12,973	12,973
Others	2,400	2,440	9,632	9,767

Total	$18,940	$19,063	$69,550	$70,486

November 3, 2002 contract amounts:
Euro	$17,760	$17,884	$35,705	$36,249
British pound	936	941	2,950	3,028
Japanese yen	2,993	2,875	13,575	13,282
Others	1,916	1,931	8,172	8,250

Total	$23,605	$23,631	$60,402	$60,809

The Company also uses foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of its investment in its wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For the years ended November 2, 2003 and November 3, 2002, a net gain of $2,360,000 and a net loss of $308,000, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

The Company has entered into an interest-rate swap which converts a Japanese ¥200 million leasehold improvement note from fixed rate debt to variable rate debt. The swap has been designated as a fair-value hedge. This derivative qualified for the short-cut method. The swap is recorded with a fair market value of $73,000 in other assets in the November 2, 2003 Consolidated Balance Sheet and $71,000 in the November 3, 2002 Consolidated Balance Sheet.

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial instruments. The Company uses major banks throughout the world for cash deposits, forward exchange contracts and interest rate swaps. The Company’s customers represent a wide variety of industries and geographic regions. As of November 2, 2003, there were no significant concentrations of credit risk. The Company does not use financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements — Continued

The carrying amounts and fair values of the Company’s financial instruments, other than receivables and accounts payable, are as follows:

	2003

	Carrying
	Amount	Fair Value
(In thousands)

Cash and cash equivalents	$6,945	$6,945
Marketable securities	27	27
Notes payable	(58,227)	(58,227)
Long-term debt	(181,716)	(193,494)
Forward exchange contracts	278	278
Interest rate swap	73	73

	2002

	Carrying
	Amount	Fair Value
(In thousands)

Cash and cash equivalents	$5,872	$5,872
Marketable securities	25	25
Notes payable	(108,634)	(108,634)
Long-term debt	(179,914)	(188,488)
Forward exchange contracts	384	384
Interest rate swap	71	71

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Marketable securities are valued at quoted market prices.
•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.
•	The fair value of forward exchange contracts is estimated using quoted exchange rates of comparable contracts.
•	The fair value of interest rate swaps is estimated using valuation techniques based on discounted future cash flows.

Note 11 — Capital shares

Preferred — The Company has authorized 10,000,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2003, 2002, or 2001.

Common — The Company has 80,000,000 authorized common shares without par value. In March 1992, the shareholders adopted an amendment to the Company’s articles of incorporation which, when filed with the State of Ohio, would increase the number of authorized common shares to 160,000,000. At November 2, 2003 and November 3, 2002, there were 49,011,000 common shares issued. At November 2, 2003 and November 3, 2002, the number of outstanding common shares, net of treasury shares, was 34,035,000 and 33,614,000, respectively. Treasury shares are reissued using the first-in, first-out method.

Notes to Consolidated Financial Statements — Continued

Note 12 — Company stock plans

Long-term performance plan — The Company’s long-term performance plan, adopted in 1993, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. The number of common shares available for grant of awards is 3.0 percent of the number of common shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years. At the beginning of fiscal 2004, there were 1,191,000 shares available for grant in 2004.

Stock options — The Company may grant non-qualified or incentive stock options to employees and directors of the Company. Generally, the options may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year, and the options expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control of the Company.

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

Summarized transactions are as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	Per Share
(In thousands, except for per-share amounts)

Outstanding at October 29, 2000	5,708	$25.27
Granted	836	$28.51
Exercised	(338)	$22.84
Forfeited or expired	(208)	$26.40

Outstanding at October 28, 2001	5,998	$25.82
Granted	777	$23.42
Exercised	(527)	$24.44
Forfeited or expired	(226)	$25.90

Outstanding at November 3, 2002	6,022	$25.63
Granted	473	$26.78
Exercised	(333)	$26.28
Forfeited or expired	(207)	$26.49

Outstanding at November 2, 2003	5,955	$25.65

Exercisable at October 28, 2001	3,854	$26.16

Exercisable at November 3, 2002	4,278	$25.91

Exercisable at November 2, 2003	4,424	$25.74

Notes to Consolidated Financial Statements — Continued

Summarized information on currently outstanding options follows:

	Range of Exercise Price

	$20 - $25	$26 - $30	$31 - $35
(Share amounts in thousands)

Number outstanding	2,916	2,953	86
Weighted-average remaining contractual life, in years	5.8	4.4	3.2
Weighted-average exercise price	$23.00	$28.09	$31.88
Number exercisable	2,191	2,168	65
Weighted-average exercise price	$23.05	$28.27	$31.88

As discussed in Note 2, the Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method. Under this method, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

	2003	2002	2001
(In thousands, except for per-share amounts)

Net income, as reported	$35,160	$22,072	$24,610
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,612)	(3,187)	(3,410)

Pro forma net income	$31,548	$18,885	$21,200

Earnings per share:
Basic — as reported	$1.04	$0.66	$0.75
Basic — pro forma	$0.93	$0.57	$0.65
Diluted — as reported	$1.04	$0.66	$0.74
Diluted — pro forma	$0.93	$0.57	$0.64
Weighted-average fair value of options granted during the year	$6.98	$6.04	$8.43
Risk-free interest rate	3.18 – 3.68%	4.07 – 5.07%	3.91 – 4.57%
Expected life of option, in years	7	7	7
Expected dividend yield	2.26%	2.60%	1.62%
Expected volatility	0.29	0.26	0.25

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock appreciation rights — The Company may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised, over its value when the right was granted. There were no stock appreciation rights outstanding during 2003, 2002 and 2001.

Notes to Consolidated Financial Statements — Continued

Limited stock appreciation rights that become exercisable upon the occurrence of events that involve or may result in a change of control of the Company have been granted with respect to 5,955,000 shares.

Restricted stock — The Company may grant restricted stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. In 2003, there were 58,000 restricted shares granted at a weighted-average fair value of $23.41 per share (4,488 and $24.17 in 2002 and 11,850 and $27.60 in 2001). Net amortization was $575,000 in 2003 ($294,000 in 2002 and $316,000 in 2001).

Employee stock purchase rights — The Company may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of common shares at a discount from fair market value. No stock purchase rights were outstanding during 2003, 2002, and 2001.

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

Shares reserved for future issuance — At November 2, 2003, there were 87,549,000 shares reserved for future issuance through the exercise of outstanding options or rights, including 81,055,000 shares under the shareholder rights plan.

Note 13 — Severance and restructuring costs and inventory write-downs

During 2003, the Company recognized severance and restructuring costs of $2.0 million ($1.4 million after tax, or $.04 per share), primarily related to severance payments to approximately 70 people in the Coating and Finishing and Advanced Technology segments in North America. At November 2, 2003, $183,000 was unpaid.

In the face of difficult economic conditions during 2002 that accelerated the technical obsolescence of certain inventory and impacted the demand for other inventory, the Company recognized an inventory write-down in the fourth quarter of 2003 of $11.4 million ($7.6 million on an after-tax basis, or $.23 per share). This amount was recorded in cost of sales. The addition of $11.4 million to the inventory obsolescence reserve brought the reserve balance to $23.1 million. During 2003, approximately $21.3 million of inventory was disposed of and charged against the reserve, leaving a balance of $1.8 million in this reserve at November 2, 2003.

Notes to Consolidated Financial Statements — Continued

Also, during 2002, the Company recognized severance and restructuring costs of $2.7 million ($1.8 million on an after-tax basis, or $.05 per share). Of this amount, $2.5 million related to workforce reduction actions involving approximately 130 people. This amount was recorded below selling and administrative expenses in the Consolidated Statement of Income. The remaining amount of $.2 million related to the combination of two of the Company’s businesses and was included in cost of sales. Of the total amount, $.7 million was unpaid at November 3, 2002 and paid in 2003. Total severance, restructuring and inventory write-down costs in 2002 were $14.1 million ($9.4 million on an after-tax basis, or $.28 per share).

During 2001, the Company recognized severance and restructuring costs of $14.0 million ($9.2 million on an after-tax basis, or $.28 per share). Of this amount, $13.3 million related to workforce reduction actions including reductions of approximately 400 people. This amount was recorded below selling and administrative expenses in the Consolidated Statement of Income. The remaining amount of $.7 million related to inventory write-offs associated with the combination of certain businesses was included in cost of sales. Of the total amount, $1.0 million was unpaid at November 3, 2002 and paid in 2003.

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

In March 2003, the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10.7 million of debt owed by the partnership, real estate with a net book value of $10.3 million, cash and other current liabilities. Prior to March, the Company leased the property under an operating lease with a partnership in which the Company was a partner.

In February 2002, the Company acquired a distributor of EFD equipment for $1,223,000.

Assuming these acquisitions had taken place at the beginning of 2001, pro forma results would not have been materially different.

Notes to Consolidated Financial Statements — Continued

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

Note 15 — Supplemental information for the statement of cash flows

	2003	2002	2001
(In thousands)

Cash operating activities:
Interest paid	$18,188	$22,232	$26,282
Income taxes paid	12,749	6,522	11,373
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$5,223	$4,295	$4,954
Capitalized lease obligations terminated	864	635	654
Shares acquired and issued through exercise of stock options	4,794	4,030	4,086
Non-cash assets and liabilities of businesses acquired:
Working capital	$(147)	$253	$11,285
Property, plant and equipment	10,297	—	6,378
Intangibles and other	10	970	262,688
Long-term debt and other liabilities	(10,704)	—	—

	$(544)	$1,223	$280,351

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

No single customer accounted for more than 5 percent of the Company’s sales in 2003, 2002, or 2001.

Notes to Consolidated Financial Statements — Continued

The following table presents information about Nordson’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate		Total
(In thousands)
Year ended November 2, 2003
Net external sales	$426,204	$112,722	$128,421	$—		$667,347
Depreciation	12,019	4,000	4,731	6,546		27,296
Operating profit	82,911	3,950	16,622	(34,887	) (a)	68,596
Identifiable assets(c)	203,634	49,438	55,968	482,185	(b)	791,225
Expenditures for long-lived assets (d)	4,417	1,133	1,329	684		7,563
Year ended November 3, 2002
Net external sales	$413,082	$114,196	$120,478	$—		$647,756
Depreciation	11,416	4,447	4,623	7,509		27,995
Operating profit	84,916	414	8,324	(40,635	) (a)	53,019
Identifiable assets(c)	205,040	56,343	61,778	459,671	(b)	782,832
Expenditures for long-lived assets (d)	5,219	1,070	4,222	886		11,397
Year ended October 28, 2001
Net external sales	$430,614	$130,911	$169,891	$—		$731,416
Depreciation	10,725	3,507	4,336	6,341		24,909
Operating profit	85,139	4,008	31,417	(61,027	) (a)	59,537
Identifiable assets(c)	240,409	77,087	82,009	468,903	(b)	868,408
Expenditures for long-lived assets (d)	14,106	2,427	3,199	3,415		23,147

(a)	Includes $2.0 million of severance and restructuring charges in 2003, $14.1 million of severance and restructuring charges and inventory write-downs in 2002 and $14.0 million of severance and other restructuring charges in 2001. Also includes $15.4 million of goodwill amortization in 2001. These charges were not allocated to reportable segments for management reporting purposes.

(b)	Corporate assets are principally cash and cash equivalents, domestic deferred income taxes, investments, capital leases, headquarter facilities, the major portion of the Company’s domestic enterprise management system and intangible assets.

(c)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves and property, plant and equipment net of accumulated depreciation.

(d)	Long-lived assets consist of property, plant and equipment and capital lease assets.

Notes to Consolidated Financial Statements — Continued

The Company has significant sales and long-lived assets in the following geographic areas:

	2003	2002	2001
(In thousands)
Net external sales
North America(a)	$265,094	$296,466	$357,461
Europe	244,709	219,846	220,122
Japan	73,333	59,993	74,979
Pacific South	84,211	71,451	78,854

Total net external sales	$667,347	$647,756	$731,416

Long-lived assets
North America(b)	$94,403	$99,023	$112,947
Europe	13,848	13,125	12,787
Japan	3,675	3,867	4,636
Pacific South	3,329	2,758	2,962

Total long-lived assets	$115,255	$118,773	$133,332

(a)	Net external sales in the United States for 2003, 2002 and 2001 were $246.6 million, $280.3 million, and $339.5 million, respectively.

(b)	Long-lived assets in the United States for 2003, 2002 and 2001 were $94.0 million, $98.7 million, and $112.7 million, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2003	2002	2001
(In thousands)
Total profit for reportable segments	$68,596	$53,019	$59,537
Interest expense	(18,063)	(21,713)	(29,489)
Interest and investment income	889	924	1,414
Other-net	1,055	714	6,254

Consolidated income before income taxes	$52,477	$32,944	$37,716

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2003	2002	2001
(In thousands)
Total assets for reportable segments	$791,225	$782,832	$868,408
Plus: customer advance payments	6,229	5,012	12,992
Eliminations	(30,648)	(23,372)	(18,947)

Total consolidated assets	$766,806	$764,472	$862,453

Notes to Consolidated Financial Statements — Continued

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

The following table reflects the consolidated results adjusted as though the adoption of No. 142 occurred as of the beginning of fiscal 2001:

	2003	2002	2001
(In thousands)
Net income:
As reported	$35,160	$22,072	$24,610
Goodwill amortization	—	—	11,243

Adjusted net income	$35,160	$22,072	$35,853

Basic earnings per share:
As reported	$1.04	$0.66	$0.75
Goodwill amortization	—	—	.34

Adjusted net income	$1.04	$0.66	$1.09

Diluted earnings per share:
As reported	$1.04	$0.66	$0.74
Goodwill amortization	—	—	.34

Adjusted net income	$1.04	$0.66	$1.08

Changes in the carrying amount of goodwill for 2003 by operating segment are as follows:

	Adhesive
	Dispensing
	&
	Nonwoven	Coating &	Advanced
	Fiber	Finishing	Technology
	Systems	Systems	Systems	Total
(In thousands)
Balance at November 3, 2002	$27,622	$3,278	$296,997	$327,897
Other changes	(14)	(5)	—	(19)
Currency effect	390	114	190	694

Balance at November 2, 2003	$27,998	$3,387	$297,187	$328,572

Notes to Consolidated Financial Statements — Continued

Information regarding the Company’s intangible assets subject to amortization is as follows:

	November 2, 2003

	Carrying	Accumulated
	Amount	Amortization	Net Book Value
(In thousands)
Core/ developed technology	$10,400	$1,792	$8,608
Non-compete agreements	3,935	1,331	2,604
Patent costs	2,236	1,295	941
Other	6,189	5,131	1,058

Total	$22,760	$9,549	$13,211

	November 3, 2002

	Carrying	Accumulated
	Amount	Amortization	Net Book Value
(In thousands)
Core/ developed technology	$10,400	$1,446	$8,954
Non-compete agreements	3,585	1,098	2,487
Patent costs	2,227	1,064	1,163
Other	5,811	4,593	1,218

Total	$22,023	$8,201	$13,822

At November 2, 2003, $2,152,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization. The amount at November 3, 2002 was $2,461,000.

Amortization expense for 2003 and 2002 was $1,369,000 and $1,201,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2004	$1,318
2005	$1,001
2006	$849
2007	$777
2008	$738

Notes to Consolidated Financial Statements — Continued

Note 18 — Quarterly financial data (unaudited)

(In thousands except for per-share amounts)	First	Second	Third	Fourth

2003:
Sales	$145,323	$166,679	$166,272	$189,073
Cost of sales	66,066	73,582	74,749	87,169
Net income	4,989	8,090	8,745	13,336
Earnings per share:
Basic	$.15	$.24	$.26	$.39
Diluted	.15	.24	.26	.39
2002:
Sales	$144,957	$163,526	$160,237	$179,036
Cost of sales	65,203	75,644	74,463	95,232
Net income	5,687	7,780	7,199	1,406
Earnings per share:
Basic	$.17	$.23	$.21	$.04
Diluted	.17	.23	.21	.04

Domestic operations report results using four 13-week quarters, except for the fourth quarter of 2002, which contained 14 weeks. International subsidiaries report results using calendar quarters. The sum of the per-share amounts for the four quarters of 2002 do not equal the annual per-share amounts as a result of the timing of treasury stock purchases and the effect of stock options granted by the Company.

During 2003, the Company recognized severance and restructuring pre-tax charges of $22,000 in the first quarter ($15,000 after tax), $1,446,000 in the second quarter ($969,000 after-tax), $157,000 in the third quarter ($105,000 after-tax), and $403,000 in the fourth quarter ($270,000 after-tax).

During 2002, the Company recognized severance and restructuring pre-tax charges of $1,005,000 in the second quarter ($673,000 after-tax), $736,000 in the third quarter ($493,000 after-tax) and $949,000 in the fourth quarter ($636,000 after-tax). During the fourth quarter, the Company recognized a pre-tax charge of $11,388,000 ($7,630,000 after-tax) related to inventory write-downs.

Notes to Consolidated Financial Statements — Continued

Note 19 — Contingencies

The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, quarterly or annual operating results, and cash flows.

Environmental — The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/ RI phase of the project. The FS/ RI is expected to be completed in 2005. The Company is committing $700,000 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $325,000 through the end of 2003. The remaining amount of $375,000 is recorded in accrued liabilities in the November 2, 2003 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/ RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

Report of Independent Auditors

To the Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of November 2, 2003 and November 3, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended November 2, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2) and (d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at November 2, 2003 and November 3, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 2, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in fiscal 2002.

Cleveland, Ohio
December 9, 2003

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of November 2, 2003. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the fiscal year ended November 2, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

The Company incorporates herein by reference the information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2004 Annual Meeting. Information regarding the Company’s audit committee financial expert is incorporated by reference to the caption “Election of Directors” of the definitive Proxy Statement for the 2004 Annual Meeting.

Executive officers of the Company serve for a term of one year from date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers of the Company is contained in Part I of this report under the caption “Executive Officers of the Company.”

The Company has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on the Company’s website at www.nordson.com. All material changes to the code will be posted to the website.

Item 11.	Executive Compensation

The Company incorporates herein by reference the information appearing under the caption “Compensation of Directors,” and information pertaining to compensation of executive officers appearing under the captions “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Long-Term Incentive Compensation,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR,” “Salaried Employees’ Pension Plan,” and “Excess Defined Benefit Pension Plan and Excess Defined Contribution Retirement Plan” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information appearing under the caption “Ownership of Nordson Common Shares” in the Company’s definitive Proxy Statement for the 2004 Annual meeting. The Equity Compensation Table is included under Item 5.

Item 13.	Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under the caption “Agreements with Officers and Directors” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting. There are no other transactions that require disclosure pursuant to Item 404 of Regulation S-K.

William D. Ginn, a director of the Company, is Of Counsel to Thompson Hine LLP, a law firm that has in the past provided and continues to provide legal services to the Company.

Dr. Ignat is the nephew of Mr. Eric T. Nord. Both are directors of the Company.

Item 14.	Principal Accounting Fees and Services

The Company incorporates herein by reference the information appearing under the caption “Independent Auditors” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1). Financial Statements

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (d). Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending November 2, 3003.

No other consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(a)(3) and (c). Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

(b). Reports on Form 8-K

A Form 8-K related to an earnings release was filed on December 11, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: January 21, 2004

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

/s/ WILLIAM P. MADAR William P. Madar Director and Chairman of the Board	January 21, 2004

/s/ EDWARD P. CAMPBELL Edward P. Campbell Director, President and Chief Executive Officer (Principal Executive Officer)	January 21, 2004

/s/ PETER S. HELLMAN Peter S. Hellman Director, Executive Vice President, Chief Financial and Administrative Officer (Chief Financial Officer)	January 21, 2004

/s/ NICHOLAS D. PELLECCHIA Nicholas D. Pellecchia Vice President, Finance and Controller (Chief Accounting Officer)	January 21, 2004

/s/ DR. GLENN R. BROWN Dr. Glenn R. Brown Director	January 21, 2004

/s/ WILLIAM W. COLVILLE William W. Colville Director	January 21, 2004

/s/ WILLIAM D. GINN William D. Ginn Director	January 21, 2004

Signatures — Continued

/s/ STEPHEN R. HARDIS Stephen R. Hardis Director	January 21, 2004

/s/ DR. DAVID W. IGNAT Dr. David W. Ignat Director	January 21, 2004

/s/ JOSEPH P. KEITHLEY Joseph P. Keithley Director	January 21, 2004

/s/ ERIC T. NORD Eric T. Nord Director	January 21, 2004

/s/ MARY G. PUMA Mary G. Puma Director	January 21, 2004

/s/ WILLIAM L. ROBINSON William L. Robinson Director	January 21, 2004

/s/ BENEDICT P. ROSEN Benedict P. Rosen Director	January 21, 2004

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year
(In thousands)
Allowance for Doubtful Accounts
Fiscal 2001	$2,825	2,289	1,112	16	$4,018

Fiscal 2002	$4,018	2,216	2,594	141	$3,781

Fiscal 2003	$3,781	1,581	1,462	352	$4,252

Inventory Obsolescence Reserve
Fiscal 2001	$8,764	6,399	4,584	(9)	$10,570

Fiscal 2002	$10,570	16,902	4,566	243	$23,149

Fiscal 2003	$23,149	2,243	21,281	444	$4,555

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 1999)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	Instruments related to Industrial Revenue Bonds (These instruments are not being filed as exhibits to this Annual Report on Form 10-K. The Registrant agrees to furnish a copy of such instruments to the Commission upon request.)
4-b	Second Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent
4-c	$350 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4a to Registrant’s Form 10-Q for the quarter-ended July 29, 2001)
4-d	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4b to Registrant’s Form 10-Q for the quarter-ended July 29, 2001)
(10)	Material Contracts
10-a	Nordson Corporation 1995 Management Incentive Compensation Plan as Amended*
10-a-1	Nordson Corporation 1995 Management Incentive Compensation Plan Exhibit 1 for 2003 Plan Year*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-c	Indemnity Agreement*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan*
10-e-1	First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e-2	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-f-2 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-k to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 (incorporated herein by reference to Exhibit 10-j-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-q to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-q-1 to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*

Index to Exhibits — Continued

Exhibit
Number	Description

10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-q-2 to Registrant’s Annual Report on Form 10-K for the year-ended November 1, 1998)*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants