Form 10-Q
period 2004-02-01
NORDSON CORP
filed 2004-03-08
CIK 72331

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2004

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 30, 2004: 35,231,070

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

Thirteen Weeks Ended	February 1, 2004	February 2, 2003

(In thousands, except for per share data)

Sales	$170,640	$145,323
Operating costs and expenses:
Cost of sales	77,767	66,066
Selling and administrative expenses	74,733	68,141

	152,500	134,207

Operating profit	18,140	11,116
Other income (expense):
Interest expense	(3,989)	(4,690)
Interest and investment income	174	291
Other - net	99	730

	(3,716)	(3,669)

Income before income taxes	14,424	7,447
Income taxes	4,760	2,458

Net income	$9,664	$4,989

Average common shares	34,568	33,662
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	1,064	158

Average common shares and common share equivalents	35,632	33,820

Basic earnings per share	$0.28	$0.15

Diluted earnings per share	$0.27	$0.15

Dividends per share	$0.155	$0.15

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	February 1, 2004	November 2, 2003

(In thousands)

Assets
Current assets:
Cash and cash equivalents	$16,902	$6,945
Marketable securities	22	27
Receivables	145,468	151,740
Inventories	79,929	78,557
Deferred income taxes	34,906	33,722
Prepaid expenses	6,839	6,379

Total current assets	284,066	277,370
Property, plant and equipment - net	114,008	115,255
Goodwill - net	328,992	328,572
Other intangible assets - net	15,335	15,363
Other assets	28,649	30,246

	$771,050	$766,806

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$26,338	$58,227
Accounts payable	49,427	47,976
Current maturities of long-term debt	9,097	9,097
Other current liabilities	88,264	96,362

Total current liabilities	173,126	211,662
Long-term debt	172,683	172,619
Other liabilities	85,444	82,416
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	152,842	131,573
Retained earnings	521,727	517,414
Accumulated other comprehensive loss	(14,227)	(20,296)
Common shares in treasury, at cost	(330,371)	(339,815)
Deferred stock-based compensation	(2,427)	(1,020)

Total shareholders’ equity	339,797	300,109

	$771,050	$766,806

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Thirteen Weeks Ended	February 1, 2004	February 2, 2003

(In thousands)

Cash flows from operating activities:
Net income	$9,664	$4,989
Depreciation and amortization	7,060	7,048
Changes in operating assets and liabilities	4,440	(9,887)
Other	2,550	4,671

Net cash provided by operating activities	23,714	6,821
Cash flows from investing activities:
Additions to property, plant and equipment	(2,504)	(992)
Proceeds from sale of marketable securities	5	5

Net cash used in investing activities	(2,499)	(987)
Cash flows from financing activities:
Repayment of short-term borrowings	(34,650)	(1,807)
Repayment of capital lease obligations	(1,055)	(974)
Issuance of common shares	29,868	1,287
Purchase of treasury shares	(834)	(20)
Dividends paid	(5,351)	(5,038)

Net cash used in financing activities	(12,022)	(6,552)
Effect of exchange rate changes on cash	764	442

Increase (decrease) in cash and cash equivalents	9,957	(276)
Cash and cash equivalents:
Beginning of year	6,945	5,872

End of quarter	$16,902	$5,596

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

February 1, 2004

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 1, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 2, 2003. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Accounting Changes. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. The Company has issued guarantees to two banks to support the short-term borrowing facilities of an unconsolidated Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,561,000) secured by land and building and expires on July 31, 2004. The other guarantee is for $2,300,000 and expires on October 31, 2004. Under these arrangements, the Company could be required to fulfill obligations of the affiliate if the affiliate does not make required payments. No amount is recorded on the Company’s financial statements related to these guarantees. As discussed in the following paragraph, the Company will begin consolidating this affiliate in the second quarter of 2004.

Nordson Corporation

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. Beginning with the second quarter of 2004, the Company will consolidate a 49 percent-owned Korean distributor of the Company’s products. The Company’s initial investment in this distributor occurred in 1989. As discussed in the paragraph above, the Company has issued guarantees to support borrowings by this distributor. The effect on the Company’s financial statements will not be material.

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It must be applied prospectively by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of No. 150 and still existing at the beginning of the interim period of adoption. The adoption of No. 150 had no effect on the Company’s financial condition or results of operations

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision established additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. We will adopt the annual disclosures for our 2004 fiscal year and the interim disclosures for our fiscal quarter ending May 2, 2004. The adoption of the revised No. 132 will have no impact on our results of operation or financial condition.

Nordson Corporation

In January 2004 the FASB issued Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP No. 106-1”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor’s ability to evaluate the direct effects of the new law and the ancillary effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require us to change previously reported information.

5.	Inventories. Inventories consisted of the following:

	February 1, 2004	November 2, 2003

(In thousands)

Finished goods	$39,965	$37,674
Work-in-process	10,983	10,662
Raw materials and finished parts	42,526	43,565

	93,474	91,901
Obsolescence reserve	(4,756)	(4,555)
LIFO reserve	(8,789)	(8,789)

	$79,929	$78,557

6.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the quarter ended February 1, 2004 by operating segment are as follows:

	Adhesive Dispensing		Advanced
	& Nonwoven Fiber	Coating &	Technology
	Systems	Finishing Systems	Systems	Total

(In thousands)

Balance at November 2, 2003	$27,998	$3,387	$297,187	$328,572
Currency effect	173	39	208	420

Balance at February 1, 2004	$28,171	$3,426	$297,395	$328,992

Nordson Corporation

Information regarding the Company’s intangible assets subject to amortization is as follows:

	February 1, 2004

		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)

Core/Developed Technology	$10,400	$2,011	$8,389
Non-Compete Agreements	3,935	1,388	2,547
Patent Costs	2,236	1,353	883
Other	6,981	5,617	1,364

Total	$23,552	$10,369	$13,183

	November 2, 2003

		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)

Core/Developed Technology	$10,400	$1,792	$8,608
Non-Compete Agreements	3,935	1,331	2,604
Patent Costs	2,236	1,295	941
Other	6,189	5,131	1,058

Total	$22,760	$9,549	$13,211

At February 1, 2004 and November 2, 2003, $2,152,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the thirteen weeks ended February 1, 2004 was $533,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2004	$1,927
2005	$1,615
2006	$1,509
2007	$1,404
2008	$1,360

Nordson Corporation

7.	Comprehensive income. Comprehensive income for the thirteen weeks ended February 1, 2004 and February 2, 2003 is as follows:

	February 1, 2004	February 2, 2003

(In thousands)

Net income	$9,664	$4,989
Foreign currency translation adjustments	6,069	3,634

Comprehensive income	$15,733	$8,623

Accumulated other comprehensive loss at February 1, 2004 consisted of net foreign currency translation adjustment credits of $8,577,000 offset by $22,804,000 of minimum pension liability adjustments. At February 2, 2003 it consisted of net foreign currency translation adjustment debits $6,513,000 and $17,171,000 of minimum pension liability adjustments. First quarter activity is as follows:

	February 1, 2004	February 2, 2003

(In thousands)

Beginning balance	$(20,296)	$(27,318)
Current-period change	6,069	3,634

Ending balance	($14,227)	($23,684)

8.	Company Stock Plans. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Thirteen Weeks Ended

(In thousands, except for per share data)	February 1, 2004	February 2, 2003

Net income, as reported	$9,664	$4,989
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(273)	(895)

Pro forma net income	$9,391	$4,094

Earnings per share:
Basic - as reported	$0.28	$0.15
Basic - pro forma	$0.27	$0.12
Diluted - as reported	$0.27	$0.15
Diluted - pro forma	$0.26	$0.12

Nordson Corporation

9.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation (in thousands of dollars) of the product warranty liability for the first quarter of 2004:

Balance at November 2, 2003	$3,030
Accruals for warranties	819
Warranty payments	(665)
Currency effect	61

Balance at February 1, 2004	$3,245

10.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Beginning in 2004, the method of measuring segment operating profit was modified. A larger portion of corporate expenses is now being allocated to the three primary business segments. In the first quarter of 2004, $3,814,000 of additional corporate expenses was allocated to the three business segments compared to the prior method of measuring segment profit. These expenses represent costs incurred to support all business segments, including human resources, legal, finance and certain employee benefit costs. Prior year segment results have been reclassified to conform to the new measurement of segment operating profit, and $3,104,000 of additional corporate expenses was allocated to the three business segments. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended November 2, 2003.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate	Total

(In thousands)

Thirteen weeks ended February 1, 2004
Net external sales	$106,101	$29,200	$35,339	$—	$170,640
Operating profit	14,802	569	4,999	(2,230)	18,140
Thirteen weeks ended February 2, 2003
Net external sales	$87,878	$28,974	$28,471	$—	$145,323
Operating profit	10,377	112	2,023	(1,396)	11,116

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	February 1, 2004	February 2, 2003

(In thousands)

Total profit for reportable segments	$18,140	$11,116
Interest expense	(3,989)	(4,690)
Interest and investment income	174	291
Other-net	99	730

Consolidated income before income taxes	$14,424	$7,447

The Company has significant sales in the following geographic regions:

Thirteen weeks ended	February 1, 2004	February 2, 2003

(In thousands)

Net external sales
North America	$62,310	$58,153
Europe	65,875	52,528
Japan	18,072	17,918
Pacific South	24,383	16,724

Total net external sales	$170,640	$145,323

11.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

Nordson Corporation

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $700,000 towards completing the FS/RI phase of the project and providing clean drinking water, and this amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $325,000 through the first quarter of 2004. The remaining amount of $375,000 is recorded in accrued liabilities in the February 1, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the first quarter of 2004 were $170.6 million, a 17.4% increase from sales of $145.3 million for the comparable period of 2003. Volume gains made up 9.6% of the increase, with favorable currency effects traced to the weaker U.S dollar making up the remainder of the increase.

Sales volume for the Company’s Adhesive Dispensing segment was up 11%, with over one-half of the increase traced to a large fiber system sale to a European customer. Business activity within the Advanced Technology segment has been strong across all end markets, with overall sales volume up 21%. Within this segment, engineered system shipments to semiconductor and electronics industry customers were up 47%. Sales volume for the Coating and Finishing segment was down 5%, traced to lower system sales in North America.

First quarter sales volume was up 43% in the Pacific South region, driven by significant growth in Advanced Technology sales. Volume was up 6% in North America and 10% in Europe. Offsetting these increases was a decrease in Japanese sales volume of 9%.

Operating Profit

Operating profit, as a percentage of sales, was 10.6% in the first quarter of 2004, up from 7.6% in 2003. Operating profit, as a percent of sales, was higher across all three segments reflecting improved absorption effects relative to the relationship of higher revenue to operating cost levels. The largest improvement was seen in the Advanced Technology segment where operating profit as a percentage of sales increased from 7.1% in 2003 to 14.1% in 2004. As noted in Note 10 above, a larger portion of corporate expenses are now being charged to the three primary business segments. Prior year operating profit amounts have been adjusted to conform to the 2004 methodology.

Nordson Corporation

The first quarter gross margin percentage was 54.4% in 2004 compared to 54.5% in 2003. Margins were negatively impacted by a low margin fiber engineered system sale of approximately $5 million. Favorable currency effects added 1.4 percent to the gross margin rate.

Selling and administrative expenses were up 9.7% in 2004 compared to 2003. Currency translation effects accounted for 6.1% of the increase, with the balance traced to compensation increases and higher employee benefit costs. These expenses as a percent of sales decreased to 43.8% in 2004 from 46.9% for the first quarter of 2003.

Net Income

First quarter interest expense decreased $701,000 from the prior year, primarily as a result of lower borrowing levels. Other income decreased from $730,000 in 2003 to $99,000 in 2004 largely due to currency losses in the current year.

Net income for the first quarter of 2004 was $9.7 million or $.27 per share on a diluted basis compared with $5.0 million or $.15 per share on a diluted basis in 2003.

Foreign Currency Effects

In the aggregate, average exchange rates for the first quarter of 2004 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2003 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2004 were translated at exchange rates in effect during the first quarter of 2003, sales would have been approximately $11.3 million lower while third-party costs and expenses would have been approximately $7.0 million lower.

Financial Condition

During the first quarter of 2004, net assets increased $39.7 million. This increase is primarily the result of stock option exercises and translating foreign net assets at the end of the first quarter when the U.S. dollar was weaker against other currencies than at the prior year-end.

Cash and cash equivalents increased almost $10 million in the first quarter of 2004. Cash provided by operations was $23.7 million, and cash generated by the exercise of stock options was $29.0 million. Cash was used to repay $34.7 million of notes payable, for dividend payments of $5.4 million and for capital expenditures of $2.5 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Receivables decreased as a result of the collection of year-end accounts receivable arising from the higher level of sales in the fourth quarter of 2003 compared to the first quarter of 2004. Inventories increased $1.4 million during the first quarter due to the effect of translating amounts in generally stronger foreign currencies into U.S. dollars. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter.

Outlook

First quarter sales benefited from the early stages in economic recovery in North America and accelerated growth in Asia. Order activity continues to be strong, evidenced by a $20 million increase in backlog during the first quarter. Current indications are that the demand for capital equipment will remain strong.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 21, 2004. The information disclosed has not changed materially in the interim period since November 2, 2003.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 1, 2004. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the quarter ended February 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $700,000 towards completing the FS/RI phase of the project and providing clean drinking water, and this amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $325,000 through the first quarter of 2004. The remaining amount of $375,000 is recorded in accrued liabilities in the February 1, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

In addition, the Company is involved in various other legal proceedings arising in the normal course of business. Based on current information, the Company does not expect that the ultimate resolution of pending and threatened legal proceedings, including the environmental matter described above, will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number:

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K related to an earnings release was filed on February 25, 2004.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2004	Nordson Corporation

By: /s/ PETER S. HELLMAN

Peter S. Hellman
Executive Vice President, Chief Financial and Administrative Officer
(Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA

Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer)