Form 10-Q
period 2004-05-02
NORDSON CORP
filed 2004-06-04
CIK 72331

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares with no par value as of April 30, 2004: 35,657,227

Nordson Corporation

Nordson Corporation

Part I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
(In thousands, except for per share data)
Sales	$196,602	$166,679	$367,242	$312,002
Operating costs and expenses:
Cost of sales	83,976	73,582	161,743	139,648
Selling and administrative expenses	84,499	76,053	159,232	144,172
Restructuring and severance costs	—	1,446	—	1,468

	168,475	151,081	320,975	285,288

Operating profit	28,127	15,598	46,267	26,714
Other income (expense):
Interest expense	(3,858)	(4,564)	(7,847)	(9,254)
Interest and investment income	450	212	624	503
Other — net	166	827	265	1,557

	(3,242)	(3,525)	(6,958)	(7,194)

Income before income taxes	24,885	12,073	39,309	19,520
Income taxes	8,212	3,983	12,972	6,441

Net income	$16,673	$8,090	$26,337	$13,079

Average common shares	35,372	33,647	34,970	33,625
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	1,103	151	1,083	154

Average common shares and common share equivalents	36,475	33,798	36,053	33,779

Basic earnings per share	$0.47	$0.24	$0.75	$0.39

Diluted earnings per share	$0.46	$0.24	$0.73	$0.39

Dividends per share	$0.155	$0.15	$0.31	$0.30

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	May 2, 2004	November 2, 2003
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$33,003	$6,945
Marketable securities	322	27
Receivables	155,341	151,740
Inventories	85,833	78,557
Deferred income taxes	35,277	33,722
Prepaid expenses	6,109	6,379

Total current assets	315,885	277,370
Property, plant and equipment — net	112,273	115,255
Goodwill — net	329,098	328,572
Other intangible assets — net	14,833	15,363
Other assets	25,847	30,246

	$797,936	$766,806

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$14,768	$58,227
Accounts payable	46,078	47,976
Current maturities of long-term debt	9,097	9,097
Other current liabilities	111,428	96,362

Total current liabilities	181,371	211,662
Long-term debt	172,735	172,619
Other liabilities	82,826	82,416
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	159,784	131,573
Retained earnings	532,949	517,414
Accumulated other comprehensive loss	(16,035)	(20,296)
Common shares in treasury, at cost	(325,735)	(339,815)
Deferred stock-based compensation	(2,212)	(1,020)

Total shareholders’ equity	361,004	300,109

	$797,936	$766,806

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Twenty-Six Weeks Ended	May 2, 2004	May 4, 2003
(In thousands)
Cash flows from operating activities:
Net income	$26,337	$13,079
Depreciation and amortization	13,794	14,203
Changes in operating assets and liabilities	9,692	(2,610)
Other	3,346	7,356

Net cash provided by operating activities	53,169	32,028
Cash flows from investing activities:
Additions to property, plant and equipment	(4,873)	(2,257)
Proceeds from sale of (purchases of) marketable securities	(295)	5
Consolidation of joint venture	295	—
Acquisition of new business	—	544

Net cash used in investing activities	(4,873)	(1,708)
Cash flows from financing activities:
Repayment of short-term borrowings	(50,325)	(18,388)
Repayment of capital lease obligations	(2,111)	(1,948)
Issuance of common shares	41,423	1,473
Purchase of treasury shares	(872)	(25)
Dividends paid	(10,802)	(10,085)

Net cash used in financing activities	(22,687)	(28,973)
Effect of exchange rate changes on cash	449	394

Increase in cash and cash equivalents	26,058	1,741
Cash and cash equivalents:
Beginning of year	6,945	5,872

End of quarter	$33,003	$7,613

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

May 2, 2004

1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 2, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 2, 2003. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue Recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Accounting Changes. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a South Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,557,000) secured by land and building and expires on July 31, 2004. The other guarantee is for $2,300,000 and expires on October 31, 2004. As discussed in the following paragraph, the Company began consolidating this affiliate in the second quarter of 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. In the second quarter of 2004, the Company began consolidating a 49 percent-owned South Korean joint venture/distributor of the Company’s products. Real estate with a net book value of approximately $757,000 serves as collateral for one of the bank loans noted above. Other than the bank guarantees noted above, creditors of the joint venture/distributor have no recourse against the

Nordson Corporation

Company. The Company’s initial investment in this joint venture/distributor occurred in 1989. The effect on the Company’s financial statements was not material.

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

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision established additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The annual disclosures will be adopted for the 2004 fiscal year. The interim disclosures for the fiscal quarter ending May 2, 2004 are reported in Note 11 below. The adoption of the revised No. 132 will have no impact on our results of operation or financial condition.

In March 2004, the FASB issued Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (“FSP No. 106-2”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company’s plan are actuarially equivalent to Medicare Part D. FSP No. 106-2 will be effective beginning in the fourth quarter of 2004.

Nordson Corporation

5.	Inventories. Inventories consisted of the following:

	May 2, 2004	November 2, 2003
(In thousands)
Finished goods	$41,806	$37,674
Work-in-process	14,395	10,662
Raw materials and finished parts	44,018	43,565

	100,219	91,901
Obsolescence reserve	(5,597)	(4,555)
LIFO reserve	(8,789)	(8,789)

	$85,833	$78,557

6.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the two quarters ended May 2, 2004 by operating segment are as follows:

	Adhesive Dispensing	Coating &	Advanced
	& Nonwoven Fiber	Finishing	Technology
	Systems	Systems	Systems	Total
(In thousands)
Balance at November 2, 2003	$27,998	$3,387	$297,187	$328,572
Consolidation of joint venture	88	8	29	125
Currency effect	98	9	294	401

Balance at May 2, 2004	$28,184	$3,404	$297,510	$329,098

Nordson Corporation

Information regarding the Company’s intangible assets subject to amortization is as follows:

	May 2, 2004
	Carrying Amount	Accumulated Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$2,230	$8,170
Non-Compete Agreements	3,810	1,318	2,492
Patent Costs	2,236	1,411	825
Other	6,666	5,472	1,194

Total	$23,112	$10,431	$12,681

	November 2, 2003
	Carrying Amount	Accumulated Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$1,792	$8,608
Non-Compete Agreements	3,935	1,331	2,604
Patent Costs	2,236	1,295	941
Other	6,189	5,131	1,058

Total	$22,760	$9,549	$13,211

At May 2, 2004 and November 2, 2003, $2,152,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the thirteen and twenty-six weeks ended May 2, 2004 was $432,000 and $965,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts
(In thousands)
2004	$1,863
2005	$1,644
2006	$1,479
2007	$1,377
2008	$1,334

Nordson Corporation

7.	Comprehensive income. Comprehensive income for the thirteen and twenty-six weeks ended May 2, 2004 and May 4, 2003 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
(In thousands)
Net income	$16,673	$8,090	$26,337	$13,079
Foreign currency translation adjustments	(1,808)	1,877	4,261	5,511

Comprehensive income	$14,865	$9,967	$30,598	$18,590

Accumulated other comprehensive loss at May 2, 2004 consisted of net foreign currency translation adjustment credits of $6,769,000 offset by $22,804,000 of minimum pension liability adjustments. Accumulated other comprehensive loss consisted of $4,636,000 of accumulated foreign currency translation adjustments and $17,171,000 of minimum pension liability adjustments at May 4, 2003. Accumulated other comprehensive loss at May 2, 2004 and May 4, 2003 is as follows:

	May 2, 2004	May 4, 2003
(In thousands)
Beginning balance	$(20,296)	$(27,318)
Current-period change	4,261	5,511

Ending balance	($16,035)	($21,807)

8.	Company Stock Plans. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
Net income, as reported	$16,673	$8,090	$26,337	$13,079
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(682)	(876)	(955)	(1,771)

Pro forma net income	$15,991	$7,214	$25,382	$11,308

Earnings per share:
Basic — as reported	$0.47	$0.24	$0.75	$0.39
Basic — pro forma	$0.45	$0.21	$0.73	$0.34
Diluted — as reported	$0.46	$0.24	$0.73	$0.39
Diluted — pro forma	$0.44	$0.22	$0.70	$0.34

Nordson Corporation

9.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation (in thousands of dollars) of the product warranty liability for the first two quarters of 2004:

Balance at November 2, 2003	$3,030
Accruals for warranties	969
Warranty payments	(950)
Currency effect	50

Balance at May 2, 2004	$3,099

10.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Beginning in 2004, the method of measuring segment operating profit was modified. A larger portion of corporate expenses is now being allocated to the three primary business segments. Additional corporate expenses of $4,660,000 and $8,474,000 for the thirteen and twenty-six weeks ended May 2, 2004, respectively, were allocated to the three business segments compared to the prior method of measuring segment profit. These expenses represent costs incurred to support all business segments, including human resources, legal, finance and certain employee benefit costs. Prior year segment results have been reclassified to conform to the new measurement of segment operating profit. Additional expense amounts of $3,744,000 and $6,848,000 for the thirteen and twenty-six weeks ended May 4, 2003, respectively, were allocated to the three business segments. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended November 2, 2003.

In the second quarter of 2004, the Company realigned its geographic reporting. Previously, sales were reported in four regions, North America, Europe, Japan and Pacific South. The regions are now United States, Americas (Canada and Latin America), Europe, Japan and Asia Pacific. Prior year amounts have been reclassified to conform to the new alignment.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate		Total
(In thousands)
Thirteen weeks ended May 2, 2004
Net external sales	$121,797	$29,140	$45,665	$—		$196,602
Operating profit	24,867	(866)	10,893	(6,767)		28,127
Thirteen weeks ended May 4, 2003
Net external sales	$109,612	$26,358	$30,709	$—		$166,679
Operating profit	20,398	(1,230)	3,474	(7,044	)(a)	15,598
Twenty-six weeks ended May 2, 2004
Net external sales	$227,898	$58,340	$81,004	$—		$367,242
Operating profit	39,669	(297)	15,892	(8,997)		46,267
Twenty-six weeks ended May 4, 2003
Net external sales	$197,490	$55,332	$59,180	$—		$312,002
Operating profit	30,775	(1,118)	5,497	(8,440	)(a)	26,714

(a) For the thirteen and twenty-six weeks ended May 4, 2003 this amount included severance and restructuring costs of $1,446 and $1,468, respectively.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	May 2, 2004	May 4, 2003
(In thousands)
Total profit for reportable segments	$28,127	$15,598
Interest expense	(3,858)	(4,564)
Interest and investment income	450	212
Other-net	166	827

Consolidated income before income taxes	$24,885	$12,073

Twenty-six weeks ended	May 2, 2004	May 4, 2003
(In thousands)
Total profit for reportable segments	$46,267	$26,714
Interest expense	(7,847)	(9,254)
Interest and investment income	624	503
Other-net	265	1,557

Consolidated income before income taxes	$39,309	$19,520

The Company has significant sales in the following geographic regions:

Thirteen weeks ended	May 2, 2004	May 4, 2003
(In thousands)
United States	$64,433	$63,655
Americas	12,856	10,611
Europe	73,925	60,918
Japan	21,564	17,708
Asia Pacific	23,824	13,787

Total net external sales	$196,602	$166,679

Twenty-six weeks ended	May 2, 2004	May 4, 2003
(In thousands)
United States	$122,346	$117,165
Americas	22,332	20,138
Europe	139,800	113,446
Japan	39,636	35,626
Asia Pacific	43,128	25,627

Total net external sales	$367,242	$312,002

Nordson Corporation

The Company has significant long-lived assets in the following geographic regions:

	May 2, 2004	November 2, 2003
(In thousands)
United States	$88,652	$94,044
Americas	1,342	1,356
Europe	14,748	13,848
Japan	3,661	3,675
Asia Pacific	3,870	2,332

Total long-lived assets	$112,273	$115,255

11.	Pension and other postretirement plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2004 as compared with 2003 were:

	Pension Benefits		Other Postretirement Benefits
Thirteen weeks ended	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
Service cost	$1,501	$1,153	$301	$256
Interest cost	2,540	2,383	511	483
Expected return on plan assets	(2,236)	(2,278)	—	—
Amortization of prior service cost	71	67	(138)	(138)
Amortization of transition obligation	38	19	—	—
Recognized net actuarial loss (gain)	472	116	109	145

Total benefit cost	$2,386	$1,460	$783	$746

	Pension Benefits		Other Postretirement Benefits
Twenty-six weeks ended	May 2, 2004	May 4, 2003	May 2, 2004	May 4, 2003
Service cost	$2,675	$2,450	$602	$513
Interest cost	4,670	5,125	1,022	966
Expected return on plan assets	(4,206)	(4,961)	—	—
Amortization of prior service cost	126	138	(277)	(277)
Amortization of transition obligation	61	38	—	—
Recognized net actuarial loss (gain)	870	238	278	170

Total benefit cost	$4,196	$3,028	$1,625	$1,372

12.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $700,000 towards completing the FS/RI phase of the

Nordson Corporation

project and providing clean drinking water, and this amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $360,000 through the second quarter of 2004. The remaining amount of $340,000 is recorded in accrued liabilities in the May 2, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

13.	Subsequent events. On the first day of the third quarter, the Company acquired W. Puffe Technologie, a German manufacturer of hot melt adhesive dispensing systems for the textile, aerospace, life science automotive, construction and baby diaper industries. Annual sales of W. Puffe Technologie are approximately $6 million.

On May 18, 2004 the Company entered into an interest rate swap to convert $40 million of 6.79% fixed rate debt due in May 2006 to variable rate debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the second quarter of 2004 were $196.6 million, an 18% increase from sales of $166.7 million for the comparable period of 2003. Volume gains made up 11% of the increase, with favorable currency effects traced to the weaker U.S dollar making up the remainder of the increase.

Sales volume for the Company’s Advanced Technology segment was up 46%. Activity within this segment was strong across all businesses, with each business showing sales volume increases of at least 13%. Engineered system shipments to semiconductor and electronics industry customers were especially strong, with volume up 98% from 2003. Sales volume for the Company’s Adhesive Dispensing and Nonwoven Fiber segment and Coating and Finishing segment were up 2% and 4%, respectively.

Second quarter sales volume was up in all five geographic regions in which the Company operates, driven by growth in the Advanced Technology segment. Volume was up 1% in the United States, 6% in Europe, 12% in Japan, 67% in Asia and 16% in the Americas region.

On a year-to-date basis, worldwide sales were $367.2 million, up 18% from 2003. Sales volume increased 10%, while favorable currency effects increased sales by 8%. Volume was up 34% in the Advanced Technology segment. All businesses showed strong sales volume increases, with sales to semiconductor and electronics industry customers up 74%. Volume was up 6% in the Adhesive Dispensing and Nonwoven Fiber segment as a result of a large fiber system sale to a European customer. Volume was down 1% in the Coating and Finishing segment.

Sales for the twenty-six weeks ended May 2, 2004 were up in all five geographic regions in which the Company operates, largely due to increases in the Advanced Technology segment. Volume was up 4% in the United States, 8% in Europe, 1% in Japan, 62% in Asia and 6% in the Americas region.

Nordson Corporation

Operating Profit

Operating profit, as a percentage of sales, was 14.3% in the second quarter of 2004, up from 9.4% in the second quarter of 2003. For the first half of 2004, operating profit, as a percent of sales was 12.6% compared to 8.6% last year. Operating profit for the Adhesive Dispensing and Advanced Technology segments, stated as a percent of sales, increased for both the second quarter and first half. The largest increases were seen in the Advanced Technology segment, with operating profit as a percent of sales increasing from 11% to 24% for the quarter and from 9% to 20% year-to-date. The increases reflect improved absorption effects relative to the relationship of higher revenue to operating cost levels. Although the Coating and Finishing segment generated a small operating loss through six months, operating performance has improved on a year-to-year basis. As noted in Note 10 above, a larger portion of corporate expenses is now being charged to the three primary business segments. Prior year operating profit amounts have been adjusted to conform to the 2004 methodology.

The gross margin percentage for the second quarter of 2004 was 57.3%, up from 55.9% for the second quarter of 2003. The year-to-date gross margin percentage increased from 55.2% in 2003 to 56.0% this year. Favorable currency effects added 1.4% to the margin rate for both the second quarter and year-to-date. Margins for the first half were negatively impacted by a low margin fiber engineered system sale of approximately $5 million.

Selling and administrative expenses increased 11.1% and 10.4% for the thirteen and twenty-six weeks ended May 2, 2004 compared to the comparable periods of 2003. Currency translation effects accounted for most of the increase, with the balance traced to compensation increases and higher employee benefit costs. Due to the increase in sales volume, selling and administrative expenses as a percent of sales decreased to 43.0% in the second quarter of 2004 from 45.6% last year. On a year-to-date basis these percentages were 43.4% in 2004 and 46.2% in 2003.

Net Income

Compared to 2003, interest expense decreased $.7 million for second quarter and $1.4 million for the first half as a result of lower borrowing levels. Other income decreased $.6 million for the quarter and $1.3 million for the first half, largely due to foreign exchange losses.

Net income for the second quarter of 2004 was $16.7 million or $.46 per share on a diluted basis compared with $8.1 million or $.24 per share on a diluted basis in 2003. Year-to-date net income in 2004 was $26.3 million or $.73 per share, compared to $13.1 or $.39 per share last year.

Foreign Currency Effects

In the aggregate, average exchange rates for the second quarter and first half of 2004 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2003 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the second quarter 2004 were translated at exchange rates in effect during the second quarter of 2003, sales would have been approximately $12.2 million lower while third-party costs and expenses would have been approximately $6.8 million lower. If the 2004 year-to-date transactions were translated at exchange rates in effect during 2003, sales would have been approximately $23.5 million lower and third party costs would have been approximately $13.8 million lower.

Nordson Corporation

Financial Condition

During the first half of 2004, net assets increased $60.9 million. This increase is primarily the result of stock option exercises, net income, and the effect of translating foreign net assets at the end of the second quarter earnings when the U.S. dollar was weaker against other currencies than at the prior year-end. Offsetting these increases were dividend payments of $10.8 million.

Cash and cash equivalents increased $26.1 million from the 2003 year-end. Cash provided by operations was $53.2 million and cash generated by the exercise of stock options was $40.6 million. Cash was used to repay $50.3 million of notes payable, to fund dividend payments of $10.8 million and capital expenditures of $4.9 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Accounts receivable and inventories increased $3.6 million and $7.3 million, respectively, in the first half of 2004 due to the effect of translating foreign net assets at the end of the second quarter when the U.S. dollar was weaker against other currencies than at the prior year-end and the higher level of business activity in 2004. Other assets decreased $4.4 million during the first half of 2004, primarily as a result of lower deferred tax assets. Other accrued liabilities at May 2, 2004 were $111.4 million compared to $96.4 million at 2003 year-end, primarily due to increases in customer advanced payments for engineered systems, income taxes payable, employee benefit accruals and currency effects.

On May 18, 2004 the Company entered into an interest rate swap to convert $40 million of 6.79% fixed rate debt due in May 2006 to variable rate debt.

Critical Accounting Policies

The Company’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates the accounting policies and estimates it uses to prepare financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended November 2, 2003. During the first half of 2004 there were no material changes in these policies.

Outlook

     The Company expects that the pick-up seen in business activity in the first half of 2004 will continue through the second half of the year. In the second quarter earnings conference call, management issued guidance that revenue growth for the third quarter would be 19 to 22 percent, including a 2 percent benefit for currency effects. Full year sales are expected to increase 17 to 18 percent, including a 5 percent benefit for currency. The Company issued further guidance that diluted earnings per share for the third quarter would approximate $.42 to $.47 per share compared to $.26 per share in the third quarter of 2003. The outlook for full year diluted earnings per share is $1.69 to $1.76 per share, up from $1.04 last year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Form 10-K filed by the Company on January 21, 2004. The information disclosed has not changed materially in the interim period since November 2, 2003.

As discussed in Note 13 above, subsequent to the end of the second quarter, the Company entered into an interest rate swap to convert $40 million of fixed rate debt to variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of February 1, 2004. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the quarter ended May 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $700,000 towards completing the FS/RI phase of the project and providing clean drinking water, and this amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $360,000 through the second quarter of 2004. The remaining amount of $340,000 is recorded in accrued liabilities in the May 2, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. Through the end of the second quarter of 2004, no shares have been purchased under this program.

Nordson Corporation

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on March 11, 2004 for the purpose of electing four directors, approval of the Nordson Corporation 2004 Long-Term Performance Plan and the Nordson Corporation 2004 Management Incentive Compensation Plan.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

William D. Ginn	For:	24,764,117
	Withheld:	7,972,384

Stephen R. Hardis	For:	26,173,509
	Withheld:	6,562,992

William L. Robinson	For:	30,491,961
	Withheld:	2,244,540

Benedict P. Rosen	For:	31,037,202
	Withheld:	1,699,298

The Nordson Corporation 2004 Long-Term Performance Plan was approved as follows:

For:	19,684,682
Against:	10,790,208
Abstain:	1,056,444

The Nordson Corporation 2004 Management Incentive Compensation Plan was approved as follows:

For:	28,891,212
Against:	1,544,883
Abstain:	1,095,238

Nordson Corporation

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K related to an earnings release was filed on May 26, 2004.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2004	Nordson Corporation

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA

Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer)