Form 10-Q
period 2004-08-01
NORDSON CORP
filed 2004-09-03
CIK 72331

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares with no par value as of July 30, 2004: 36,272,837

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
(In thousands, except for per share data)
Sales	$197,949	$166,272	$565,191	$478,274
Operating costs and expenses:
Cost of sales	85,835	74,749	247,578	214,397
Selling and administrative expenses	83,261	73,727	242,493	217,899
Restructuring and severance costs	—	157	—	1,625

	169,096	148,633	490,071	433,921

Operating profit	28,853	17,639	75,120	44,353
Other income (expense):
Interest expense	(3,677)	(4,513)	(11,524)	(13,767)
Interest and investment income	243	192	867	695
Other — net	363	(265)	628	1,292

	(3,071)	(4,586)	(10,029)	(11,780)

Income before income taxes	25,782	13,053	65,091	32,573
Income taxes	8,508	4,308	21,480	10,749

Net income	$17,274	$8,745	$43,611	$21,824

Average common shares	35,861	33,702	35,267	33,651
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	1,188	165	1,118	158

Average common shares and common share equivalents	37,049	33,867	36,385	33,809

Basic earnings per share	$0.48	$0.26	$1.24	$0.65

Diluted earnings per share	$0.47	$0.26	$1.20	$0.65

Dividends per share	$0.155	$0.15	$0.465	$0.45

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	August 1, 2004	November 2, 2003
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,942	$6,945
Marketable securities	322	27
Receivables	161,255	151,740
Inventories	91,706	78,557
Deferred income taxes	35,202	33,722
Prepaid expenses	6,289	6,379

Total current assets	325,716	277,370
Property, plant and equipment — net	111,168	115,255
Goodwill — net	331,546	328,572
Other intangible assets — net	14,981	15,363
Other assets	23,709	30,246

	$807,120	$766,806

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$15,668	$58,227
Accounts payable	51,070	47,976
Current maturities of long-term debt	8,500	9,097
Other current liabilities	103,226	96,362

Total current liabilities	178,464	211,662
Long-term debt	159,808	172,619
Other liabilities	81,701	82,416
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	170,501	131,573
Retained earnings	544,683	517,414
Accumulated other comprehensive loss	(15,506)	(20,296)
Common shares in treasury, at cost	(322,788)	(339,815)
Deferred stock-based compensation	(1,996)	(1,020)

Total shareholders’ equity	387,147	300,109

	$807,120	$766,806

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Thirty-Nine Weeks Ended	August 1, 2004	August 3, 2003
(In thousands)
Cash flows from operating activities:
Net income	$43,611	$21,824
Depreciation and amortization	20,152	21,635
Changes in operating assets and liabilities	(6,137)	(9,962)
Other	5,177	11,929

Net cash provided by operating activities	62,803	45,426
Cash flows from investing activities:
Additions to property, plant and equipment	(7,059)	(4,485)
Proceeds from sale of (purchases of) marketable securities	(295)	5
Consolidation of joint venture	295	—
Acquisition of new business	(4,013)	544

Net cash used in investing activities	(11,072)	(3,936)
Cash flows from financing activities:
Repayment of short-term borrowings	(49,400)	(27,435)
Repayment of long-term debt	(13,349)	—
Repayment of capital lease obligations	(3,166)	(2,921)
Issuance of common shares	56,089	5,247
Purchase of treasury shares	(2,240)	(38)
Dividends paid	(16,341)	(15,135)

Net cash used in financing activities	(28,407)	(40,282)
Effect of exchange rate changes on cash	673	984

Increase in cash and cash equivalents	23,997	2,192
Cash and cash equivalents:
Beginning of year	6,945	5,872

End of quarter	$30,942	$8,064

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

August 1, 2004

1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended August 1, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended November 2, 2003. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue Recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Accounting Changes. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a South Korean affiliate. One guarantee is for Korean Won Three Billion (approximately $2,572,000) secured by land and building and expires on January 31, 2005. The other guarantee is for $2,300,000 and expires on October 31, 2004. As discussed in the following paragraph, the Company began consolidating this affiliate in the second quarter of 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. In the second quarter of 2004, the Company began consolidating a 49 percent-owned South Korean joint venture/distributor of the Company’s products. Real estate with a net book value of approximately $750,000 serves as collateral for one of the bank loans noted above. Other than the bank guarantees noted above, creditors of the joint venture/distributor have no recourse against the Company.

Nordson Corporation

The Company’s initial investment in this joint venture/distributor occurred in 1989. The effect on the Company’s financial statements was not material.

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision established additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The annual disclosures will be adopted for the 2004 fiscal year. The interim disclosures for the fiscal quarter ending August 1, 2004 are reported in Note 11 below. The adoption of the revised No. 132 will have no impact on our results of operation or financial condition.

In May 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company’s plan are actuarially equivalent to Medicare Part D. FSP No. 106-2 will be effective beginning in the fourth quarter of 2004.

5.	Inventories. Inventories consisted of the following:

	August 1, 2004	November 2, 2003
(In thousands)
Finished goods	$45,771	$37,674
Work-in-process	16,276	10,662
Raw materials and finished parts	44,979	43,565

	107,026	91,901
Obsolescence reserve	(6,531)	(4,555)
LIFO reserve	(8,789)	(8,789)

	$91,706	$78,557

Nordson Corporation

6.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the three quarters ended August 1, 2004 by operating segment are as follows:

	Adhesive Dispensing		Advanced
	& Nonwoven Fiber	Coating &	Technology
	Systems	Finishing Systems	Systems	Total
(In thousands)
Balance at November 2, 2003	$27,998	$3,387	$297,187	$328,572
Acquisition of new business	2,405	—	—	2,405
Consolidation of joint venture	88	8	29	125
Currency effect	111	18	315	444

Balance at August 1, 2004	$30,602	$3,413	$297,531	$331,546

Information regarding the Company’s intangible assets subject to amortization is as follows:

	August 1, 2004
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$2,449	$7,951
Non-Compete Agreements	4,073	1,373	2,700
Patent Costs	2,545	1,475	1,070
Other	6,682	5,574	1,108

Total	$23,700	$10,871	$12,829

	November 2, 2003
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$1,792	$8,608
Non-Compete Agreements	3,935	1,331	2,604
Patent Costs	2,236	1,295	941
Other	6,189	5,131	1,058

Total	$22,760	$9,549	$13,211

At August 1, 2004 and November 2, 2003, $2,152,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Nordson Corporation

Amortization expense for the thirteen and thirty-nine weeks ended August 1, 2004 was $439,000 and $1,404,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts
(In thousands)
2004	$1,865
2005	$1,711
2006	$1,518
2007	$1,422
2008	$1,364

7.	Comprehensive income. Comprehensive income for the thirteen and thirty-nine weeks ended August 1, 2004 and August 3, 2003 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
(In thousands)
Net income	$17,274	$8,745	$43,611	$21,824
Foreign currency translation adjustments	409	5,415	4,670	10,926
Fair value of interest rate swap	120	—	120	—

Comprehensive income	$17,803	$14,160	$48,401	$32,750

Accumulated other comprehensive loss at August 1, 2004 and August 3,2003 consisted of:

	August 1, 2004	August 3, 2003
(In thousands)
Foreign currency translation adjustments	$7,178	$779
Minimum pension liability adjustment	(22,804)	(17,171)
Fair value of interest rate swap	120	—

	$(15,506)	$(16,392)

Nordson Corporation

Year-to-date changes in accumulated other comprehensive loss at for 2004 and 2003 are as follows:

	August 1, 2004	August 3, 2003
(In thousands)
Beginning balance	$(20,296)	$(27,318)
Current-period change	4,790	10,926

Ending balance	($15,506)	($16,392)

8.	Company Stock Plans. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
Net income, as reported	$17,274	$8,745	$43,611	$21,824
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(379)	(864)	(1,334)	(2,635)

Pro forma net income	$16,895	$7,881	$42,277	$19,189

Earnings per share:
Basic — as reported	$0.48	$0.26	$1.24	$0.65
Basic — pro forma	$0.47	$0.23	$1.20	$0.57
Diluted — as reported	$0.47	$0.26	$1.20	$0.65
Diluted — pro forma	$0.46	$0.23	$1.16	$0.57

9.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Nordson Corporation

Following is a reconciliation (in thousands of dollars) of the product warranty liability for the first three quarters of 2004:

Balance at November 2, 2003	$3,030
Accruals for warranties	1,367
Warranty payments	(1,069)
Currency effect	52

Balance at August 1, 2004	$3,380

10.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, coating and finishing systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Beginning in 2004, the method of measuring segment operating profit was modified. A larger portion of corporate expenses is now being allocated to the three primary business segments. Additional corporate expenses of $4,877,000 and $13,351,000 for the thirteen and thirty-nine weeks ended August 1, 2004, respectively, were allocated to the three business segments compared to the prior method of measuring segment profit. These expenses represent costs incurred to support all business segments, including human resources, legal, finance and certain employee benefit costs. Prior year segment results have been reclassified to conform to the new measurement of segment operating profit. Additional expense amounts of $3,506,000 and $10,353,000 for the thirteen and thirty-nine weeks ended August 3, 2003, respectively, were allocated to the three business segments. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended November 2, 2003.

In the second quarter of 2004, the Company realigned its geographic reporting. Previously, sales were reported in four regions, North America, Europe, Japan and Pacific South. The regions are now defined as United States, Americas (Canada and Latin America), Europe, Japan and Asia Pacific. Prior year amounts have been reclassified to conform to the new alignment.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Coating and	Advanced
	Nonwoven Fiber	Finishing	Technology	Corporate			Total
(In thousands)
Thirteen weeks ended August 1, 2004
Net external sales	$123,665	$32,227	$42,057	$—			$197,949
Operating profit	24,924	(143)	8,556	(4,484)			28,853
Thirteen weeks ended August 3, 2003
Net external sales	$105,961	$27,494	$32,817	$—			$166,272
Operating profit	17,598	16	4,303	(4,278)	(a	)	17,639
Thirty-Nine weeks ended August 1, 2004
Net external sales	$351,563	$90,567	$123,061	$—			$565,191
Operating profit	64,593	(440)	24,448	(13,481)			75,120
Thirty-Nine weeks ended August 3, 2003
Net external sales	$303,451	$82,826	$91,997	$—			$478,274
Operating profit	48,373	(1,102)	9,800	(12,718)	(a	)	44,353

(a)	For the thirteen and thirty-nine weeks ended August 3, 2003 this amount included severance and restructuring costs of $157 and $1,625, respectively.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	August 1, 2004	August 3, 2003
(In thousands)
Total profit for reportable segments	$28,853	$17,639
Interest expense	(3,677)	(4,513)
Interest and investment income	243	192
Other — net	363	(265)

Consolidated income before income taxes	$25,782	$13,053

Thirty-Nine weeks ended	August 1, 2004	August 3, 2003
(In thousands)
Total profit for reportable segments	$75,120	$44,353
Interest expense	(11,524)	(13,767)
Interest and investment income	867	695
Other — net	628	1,292

Consolidated income before income taxes	$65,091	$32,573

     The Company has significant sales in the following geographic regions:

Thirteen weeks ended	August 1, 2004	August 3, 2003
(In thousands)
United States	$66,205	$60,901
Americas	15,107	10,401
Europe	74,953	62,523
Japan	18,601	16,209
Asia Pacific	23,083	16,238

Total net external sales	$197,949	$166,272

Thirty-Nine weeks ended	August 1, 2004	August 3, 2003
(In thousands)
United States	$188,551	$178,066
Americas	37,439	30,539
Europe	214,753	175,969
Japan	58,237	51,835
Asia Pacific	66,211	41,865

Total net external sales	$565,191	$478,274

Nordson Corporation

The Company has significant long-lived assets in the following geographic regions:

	August 1, 2004	November 2, 2003
(In thousands)
United States	$86,254	$94,044
Americas	1,297	1,356
Europe	16,058	13,848
Japan	3,571	3,675
Asia Pacific	3,988	2,332

Total long-lived assets	$111,168	$115,255

11.	Pension and other postretirement plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2004 as compared with 2003 were:

	Pension Benefits		Other Postretirement Benefits
Thirteen weeks ended	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
(In thousands)
Service cost	$1,547	$1,142	$273	$256
Interest cost	2,901	2,323	504	483
Expected return on plan assets	(3,055)	(2,201)	—	—
Amortization of prior service cost	74	67	(156)	(138)
Amortization of transition obligation	31	22	—	—
Recognized net actuarial loss (gain)	420	115	504	49

Total benefit cost	$1,918	$1,468	$1,125	$650

	Pension Benefits		Other Postretirement Benefits
Thirty-Nine weeks ended	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003
(In thousands)
Service cost	$4,222	$3,592	$875	$769
Interest cost	7,571	7,448	1,526	1,449
Expected return on plan assets	(7,261)	(7,162)	—	—
Amortization of prior service cost	200	205	(433)	(415)
Amortization of transition obligation	92	60	—	—
Recognized net actuarial loss (gain)	1,290	353	782	219

Total benefit cost	$6,114	$4,496	$2,750	$2,022

During the third quarter of 2004 the Company made an accelerated pension contribution of $10.9 million.

12.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $700,000 towards completing the FS/RI phase of the project and providing clean drinking water, and this amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $363,000 through the third

Nordson Corporation

quarter of 2004. The remaining amount of $337,000 is recorded in accrued liabilities in the August 1, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

13.	Acquisition. On the first day of the third quarter, the Company acquired full ownership of W. Puffe Technologie, a German manufacturer of hot melt adhesive dispensing systems for the textile, aerospace, life science, automotive, construction and baby diaper industries, with annual sales of approximately $6 million. The cost of the acquisition was $4,473,000. The purchase price allocation is based on preliminary estimates, which may be revised at a later date. Net assets at the date of acquisition were $2,068,000, resulting in goodwill of $2,405,000. Beginning in the third quarter, operating results of W. Puffe Technologie are included in the Consolidated Statement of Income.

14.	Interest rate swap. On May 18, 2004 the Company entered into an interest rate swap to convert $40 million of 6.79% fixed rate debt due in May 2006 to variable rate debt. The variable rate is reset semi-annually, and at August 1, 2004 the rate was 5.34%. The swap has been designated a fair-value hedge. This derivative qualified for the short-cut method and is recorded with a fair market value of $120,000 in the Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the third quarter of 2004 were $197.9 million, a 19% increase from sales of $166.3 million for the comparable period of 2003. Volume gains made up 16% of the increase, with favorable currency effects traced to the weaker U.S dollar making up the remainder of the increase.

Sales volume was up more than 10% in all three of the Company’s business segments. Sales volume for the Advanced Technology segment was up 26%. Within this segment, engineered system shipments to semiconductor and electronics industry customers were especially strong, with volume up 53% from 2003. Sales volume for the Company’s Adhesive Dispensing and Nonwoven Fiber segment was up 13%, driven by strong increases in the product assembly and nonwovens businesses. Sales volume for the Coating and Finishing segment was up 14% largely due to a strong recovery in shipments of powder coating systems.

Third quarter sales volume was up in all five geographic regions in which the Company operates, driven by growth in the Advanced Technology segment. Volume was up 9% in the United States, 13% in Europe, 7% in Japan, 40% in Asia and 46% in the Americas region.

On a year-to-date basis, worldwide sales were $565.2 million, up 18% from 2003. Sales volume increased 12%, while favorable currency effects increased sales by 6%. Volume was up 31% in the Advanced Technology segment. All businesses in this segment showed strong sales volume increases, with sales to semiconductor and electronics industry customers up 66%. Volume was up 9% in the Adhesive Dispensing

Nordson Corporation

and Nonwoven Fiber segment as a result of a large fiber system sale to a European customer and growth in the packaging and product assembly businesses. Volume was up 4% in the Coating and Finishing segment.

Sales for the thirty-nine weeks ended August 1, 2004 were up in all five geographic regions in which the Company operates, largely due to increases in the Advanced Technology segment. Volume was up 6% in the United States, 10% in Europe, 3% in Japan, 54% in Asia and 19% in the Americas region.

Operating Profit

Operating profit, as a percentage of sales, was 14.6% in the third quarter of 2004, up from 10.6% in the third quarter of 2003. For the first three quarters of 2004, operating profit, as a percent of sales was 13.3% compared to 9.3% last year. The largest increases were seen in the Advanced Technology segment, with operating profit as a percent of sales increasing from 13% to 20% for the quarter and from 11% to 20% year-to-date. Operating profit for the Adhesive Dispensing segment, stated as a percent of sales, also increased for both the third quarter and first nine months. The increases reflect improved absorption effects relative to the relationship of higher revenue to operating cost levels. The Coating and Finishing segment generated a small operating loss for the third quarter and first nine months of 2004. As noted in Note 10 above, a larger portion of corporate expenses is now being charged to the three primary business segments. Prior year operating profit amounts have been adjusted to conform to the 2004 methodology.

The gross margin percentage for the third quarter of 2004 was 56.6%, up from 55.0% for the third quarter of 2003. The year-to-date gross margin percentage increased from 55.2% in 2003 to 56.2% this year. The increases were primarily due to favorable currency effects.

Selling and administrative expenses increased 12.9% and 11.3% for the thirteen and thirty-nine weeks ended August 1, 2004 compared to the comparable periods of 2003. The increases are due to the effect of currency translation and to higher employee benefit and incentive plan costs, as well as base compensation increases. Selling and administrative expenses as a percent of sales decreased to 42.1% in the third quarter of 2004 from 44.3% last year. On a year-to-date basis these percentages were 42.9% in 2004 and 45.6% in 2003.

Net Income

Compared to 2003, interest expense decreased $.8 million for third quarter and $2.2 million for the first three quarters as a result of lower borrowing levels. Other income increased $.6 million for the quarter, largely due to foreign exchange gains. However, year-to-date currency gains for 2004 are still less than 2003.

Net income for the third quarter of 2004 was $17.3 million or $.47 per share on a diluted basis compared with $8.7 million or $.26 per share on a diluted basis in 2003. Year-to-date net income in 2004 was $43.6 million or $1.20 per share, compared to $21.8 million or $.65 per share last year.

Foreign Currency Effects

In the aggregate, average exchange rates for the third quarter and first nine months of 2004 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2003 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 2004 were translated at exchange rates in effect during the third quarter of 2003, sales would have been approximately $5.5 million lower while third-party costs and expenses would have been approximately $3.6 million lower. If the 2004 year-to-date transactions were translated at exchange rates in effect during 2003, sales would have been approximately $29.0 million lower and third party costs would have been approximately $17.4 million lower.

     Nordson Corporation

Financial Condition

During the first three quarters of 2004, net assets increased $87.0 million. This increase is primarily the result of stock option exercises, net income, and the effect of translating foreign net assets at the end of the third quarter earnings when the U.S. dollar was weaker against other currencies than at the prior year-end. Offsetting these increases were dividend payments of $16.3 million.

Cash and cash equivalents increased $24.0 million from the 2003 year-end. Cash provided by operations was $62.8 million and cash generated by the exercise of stock options was $53.8 million. Cash was used to repay $49.4 million of notes payable and $13.3 million of long-term debt, to fund dividend payments of $16.3 million and capital expenditures of $7.1 million. In addition, in the third quarter the Company acquired full ownership of W. Puffe Technologie, a German manufacturer of hot melt adhesive dispensing systems for the textile, aerospace, life science automotive, construction and baby diaper industries. Cash of $4.0 million was used for the acquisition. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Accounts receivable and inventories increased $9.5 million and $13.1 million, respectively, in the first three quarters of 2004 due to the higher level of business activity in 2004 and the effect of translating foreign net assets at the end of the third quarter when the U.S. dollar was weaker against other currencies than at the prior year-end. Other assets decreased $6.5 million during the first three quarters of 2004, primarily as a result of lower deferred tax assets. Other accrued liabilities at August 1, 2004 were $103.2 million compared to $96.4 million at 2003 year-end, primarily due to increases in customer advanced payments for engineered systems, income taxes payable, employee benefit and incentive plan accruals and currency effects, offset by cash contributions to the Company’s pension plans. Goodwill increased from $328.6 million at the end of 2003 to $331.5 million at the end of the third quarter, largely due to the acquisition discussed above.

On May 18, 2004 the Company entered into an interest rate swap to convert $40 million of 6.79% fixed rate debt due in May 2006 to variable rate debt. The variable rate is reset semi-annually, and at August 1, 2004 the rate was 5.34%.

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

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended November 2, 2003. During the first three quarters of 2004 there were no material changes in these policies.

Outlook

The Company expects that the pick-up seen in business activity in the three quarters of fiscal 2004 will continue through the end of the year. Record revenue is expected in the fourth quarter with sales up 15 to 17 percent from the fourth quarter of 2003, including a 3 percent benefit for currency effects. Full year sales would therefore be up 17 to 18 percent, including 5 percent for currency effects. Strong bottom line growth is also expected for the fourth quarter, with diluted earnings per share of $.50 to $.55 compared to $.39 in 2003. The outlook for full year diluted earnings per share is $1.69 to $1.75 per share, up from $1.04 last year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Form 10-K filed by the Company on January 21, 2004. During the third quarter of 2004, the Company entered into an interest rate swap to convert $40 million of fixed rate debt to variable rate debt. In addition, floating option notes of $10.2 million and industrial revenue bonds of $3.1 million were paid off before their original due dates.

The tables that follow present principal cash flows and related weighted-average interest rates by expected maturity dates of fixed-rate, long-term debt at the end of the third quarter of 2004 and at the end of 2003.

Expected maturity date August 1, 2004

						There-	Total	Fair
	2004	2005	2006	2007	2008	after	Value	Value
	(In thousands)
Long-term debt, including current portion Fixed-rate debt	$8,000	$12,290	$4,290	$54,290	$24,290	$22,840	$126,000	$135,859
Average interest rate	7.06%	7.03%	6.90%	6.99%	6.60%	7.29%	7.06%

Expected maturity date November 2, 2003
						There-	Total	Fair
	2004	2005	2006	2007	2008	after	Value	Value
	(In thousands)
Long-term debt, including current portion Fixed-rate debt	$8,000	$12,290	$44,290	$54,290	$24,290	$22,840	$166,000	$177,574
Average interest rate	7.04%	7.00%	6.94%	6.99%	6.60%	7.29%	7.05%

Nordson Corporation

     The tables that follow present principal cash flows by expected maturity dates of variable-rate, long-term debt.

Expected maturity date August 1, 2004

						There-	Total
	2004	2005	2006	2007	2008	after	Value
Long-term debt, including current portion
Variable-rate debt	$500	—	$41,808	—	—	—	$42,308

Expected maturity date November 2, 2003
						There-	Total
	2004	2005	2006	2007	2008	after	Value
Long-term debt, including current portion Variable-rate debt	$1,097	$1,144	$3,062	$1,251	$1,312	$7,850	$15,716

Included in the August 1, 2004 table above is long-term debt in the amount of $40 million. This debt was converted from fixed rate to variable rate through an interest rate swap agreement, as disclosed in Note 14 above. The weighted-average interest rate of the Company’s variable-rate debt was 5.04% at August 1, 2004 and .97% at the end of fiscal 2003.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of August 1, 2004. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the quarter ended August 1, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $700,000 towards completing the FS/RI phase of the project and providing clean drinking water, and this amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $363,000 through the third quarter of 2004. The remaining amount of $337,000 is recorded in accrued liabilities in the August 1, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for site remediation cannot be determined at this time, because the FS/RI is not expected to be completed until 2005. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECRUITIES AND USE OF PROCEEDS

In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. Through the end of the third quarter of 2004, no shares have been purchased under this program.

Nordson Corporation

ITEM 6. EXHIBITS

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

Date: September 3, 2004	Nordson Corporation

By: /s/ PETER S. HELLMAN
Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA
Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer)