Form 10-K
period 2004-10-31
NORDSON CORP
filed 2005-01-14
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Common Shares with no par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

   The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of April 30, 2004 was approximately $903,738,000.

   There were 36,370,983 shares of Common Shares outstanding as of December 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2005 Annual Meeting

i

		Page

PART III
Item 10.	Directors and Executive Officers of the Company	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
	Equity Compensation Table	54
Item 13.	Certain Relationships and Related Transactions	54
Item 14.	Principal Accounting Fees and Services	54
PART IV
Item 15.	Exhibits and Financial Statement Schedules	54
	(a)(1). Financial Statements	54
	(a)(2) and(d). Financial Statement Schedules	54
	(a)(3) and(c). Exhibits	54
	Signatures	55
	Schedule II — Valuation and Qualifying Accounts and Reserves	57
	Index to Exhibits	58
	Subsidiaries of the Registrant	60
	Consent of Independent Registered Public Accounting Firm	62
	Certifications	63
Exhibit 3(B) 1998 Amended Regulations
Exhibit 10-F Employment Agreement
Exhibit 10-H Nordson Corporation Assurance Trust Agreement
Exhibit 10-H-1 Employment Agreement
Exhibit 10-H-2 Form of Employment Agreement
Exhibit 21 Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Auditors
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
Exhibit 99-A Form S-8 Undertakings
Exhibit 99-B Form S-8 Undertakings

ii

PART I

NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all amounts related to United States and foreign currency and to number of shares of Nordson Corporation stock, except for per share earnings and dividend amounts, are expressed in thousands.

Item 1. Business

General Description of Business

Nordson Corporation is one of the world’s leading producers of precision dispensing equipment that apply adhesives, sealants and coatings to a broad range of consumer and industrial products during manufacturing operations, helping customers meet quality, productivity and environmental targets. Nordson also produces technology-based systems for curing and surface-treatment processes, as well as life sciences applications.

Nordson products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor, life sciences and other diverse industries.

The company’s strategy for long-term growth is based on a customer-driven focus that is global in scope. Reaching out from corporate headquarters in Westlake, Ohio, Nordson markets its products through a network of direct operations in 30 countries. Consistent with this strategy, approximately two-thirds of the Company’s revenues are generated outside the United States.

Nordson has more than 3,500 employees worldwide. Principal manufacturing facilities are located in Alabama, California, Georgia, Ohio and Rhode Island in the United States, as well as in China, Germany, Italy, The Netherlands and the United Kingdom.

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

Financial Information About Operating Segments, Foreign and Domestic Operations, and Export Sales

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” Nordson has reported information about the Company’s three operating segments. This information is contained in Note 16 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

Principal Products and Uses

Nordson offers a full range of equipment that moves and dispenses liquid and powder coatings, adhesives and sealants. Nordson also produces technology-based systems for curing and surface treatment processes. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

Nordson markets its products in the United States and fifty-seven other countries, primarily through a direct sales force and also through qualified distributors and sales representatives. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of its customers.

The following is a summary of the products produced and markets served by the Company’s various businesses:

1. Adhesive Dispensing and Nonwoven Fiber Systems

•	Packaging — Automated adhesive dispensing systems that seal corrugated cases and paperboard cartons, apply product labels and stabilize pallets.

•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries.
•	Nonwovens — Systems for producing nonwoven fiber fabrics; equipment for applying adhesives, lotions, liquids and fibers to disposable nonwoven products.
•	Automotive — Adhesive and sealant dispensing systems for bonding and sealing window glass, body panels and structural components used on automobiles and trucks.

2. Finishing and Coating Systems

•	Powder Coating — Automated and manual spray systems that apply powder paints and coatings to consumer and industrial products.

•	Liquid Finishing — Automated and manual spray systems that apply liquid paints and coatings to consumer and industrial products.
•	Container — Systems used to dispense and cure coatings used in the manufacture of metal and plastic containers.

3. Advanced Technology Systems

•	Asymtek — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids to semiconductor packages, printed circuit boards and electronic assemblies.

•	UV Curing — Drying and curing systems for graphic arts, finishing and product assembly operations.
•	March Plasma Systems — Systems for cleaning and modifying surfaces during the assembly of semiconductor devices, printed circuit boards, medical instruments and electronic products.
•	EFD, Inc. — Manual and automated dispensing units for the controlled application of fluid materials for the electronics, medical and automotive industries.

Manufacturing and Raw Materials

Nordson’s production operations include machining and assembly. The Company manufactures specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Talladega, Alabama; Carlsbad, California; East Providence, Rhode Island; Branford, Connecticut; Shanghai, China; Luneburg, Germany; Milano, Italy; Maastricht, The Netherlands; and Slough, U.K.

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

Intellectual Property

The Company maintains procedures to protect its intellectual property (including patents, trademarks and copyrights) both domestically and internationally. However, Nordson’s business is not materially dependent upon any one or more of the patents, or on protection of intellectual property in general.

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

Customers

The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company’s business. In fiscal 2004, no single customer accounted for five percent or more of sales.

Backlog

The Company’s backlog of open orders increased to $77,573 at October 31, 2004 from $61,211 at November 2, 2003. All orders in the fiscal 2004 year-end backlog are expected to be shipped to customers in fiscal 2005.

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

Research and Development

Investments in research and development are important to Nordson’s long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $22,947 in fiscal 2004, compared with approximately $22,341 in fiscal 2003 and $26,554 in fiscal 2002.

Environmental Compliance

Compliance with federal, state and local environmental protection laws during fiscal 2004 had no material effect on the Company’s capital expenditures, earnings, or competitive position. The Company also does not anticipate a material effect in fiscal 2005.

Employees

As of October 31, 2004, Nordson had 3,544 full-time and part-time employees, including 143 at the Company’s Amherst, Ohio facility represented by a collective bargaining agreement that expires on November 4, 2007. No material work stoppages have been experienced at any of the Company’s facilities.

Available Information

The Company’s proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available at www.nordson.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Barbara Price, Manager of Shareholder Relations, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

Item 2. Properties

The following table summarizes the principal properties of the Company as of its fiscal 2004 year-end.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex located on 52 acres of land	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building located on 10 acres of land	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building (leased)	143,000
Carlsbad, California(3)	Three manufacturing and office buildings (leased)	120,000
Duluth, Georgia(1)	An office and laboratory building	110,000
East Providence, Rhode Island(3)	A manufacturing, warehouse, distribution and office complex	75,000
Westlake, Ohio	Corporate headquarters located on 25 acres of land	68,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Atlanta, Georgia(1)	A distribution center and office building (leased)	50,000
Branford, Connecticut(2)	A manufacturing and office building (leased)	46,000
Lincoln, Rhode Island(3)	A manufacturing building	44,000
Talladega, Alabama(1)	A manufacturing and office building (leased)	27,000
St. Petersburg, Florida(3)	A manufacturing and office building (leased)	26,000
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Erkrath, Germany(1)(2)	An office, laboratory and warehouse building (leased)	63,000
Maastricht, The Netherlands (1)(2)(3)	A manufacturing, distribution center and office building (leased)	48,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Milano, Italy(1)(2)	An office, laboratory and warehouse building (leased)	41,000
St. Thibault Des Vignes, France (1)(2)	An office building (leased)	29,000
Shanghai, China(1)(2)	A manufacturing, warehouse and office building (leased)	20,000
Bangalore, India(1)(2)(3)	An office and warehouse building	16,000
Slough, U.K.(3)	A manufacturing, warehouse and office building (leased)	10,000
Dunstable, U.K.(3)	An office building	6,000

Business Segment — Property Identification Legend

(1)	Adhesive Dispensing and Nonwoven Fiber Systems

(2)	Finishing and Coating Systems

(3)	Advanced Technology Systems

The facilities listed above have adequate, suitable and sufficient capacity (production and nonproduction) to meet present and foreseeable demand for the Company’s products.

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

Item 3. Legal Proceedings

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/ RI phase of the project. The FS/ RI is expected to be completed in 2005. The Company is committing $829 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $363 through the end of fiscal year 2004. The remaining amount of $466 is recorded in accrued liabilities in the October 31, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/ RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. As of October 31, 2004, EU Member States continue to develop legislation to implement these Directives.

During the year, the Company established a project management team whose efforts are directed at assessing the impact of the Directives on the Company’s supply chain management and manufacturing processes and developing a strategy to permit the Company to react and comply with legislation enacted by Member States. The cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The executive officers of the Company as of December 31, 2004 were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	55	1988	Chairman of the Board of Directors and Chief Executive Officer, 2004
			President and Chief Executive Officer, 1997
Peter S. Hellman	55	2000	President, Chief Financial and Administrative Officer, 2004
			Executive Vice President, Chief Financial and Administrative Officer, 2000
			President and Chief Operating Officer, TRW, Inc. from 1995 through 1999
Donald J. McLane	61	1986	Senior Vice President, 1999
Robert A. Dunn, Jr.	57	1997	Vice President, 1997
Bruce H. Fields	53	1992	Vice President, Human Resources, 1992
Mark G. Gacka	50	1998	Vice President, 1998
Michael Groos	53	1995	Vice President, 1995
John J. Keane	44	2003	Vice President, 2003
			Vice President, Packaging and Product Assembly Systems from 2000 to 2003
			Manager, Business Operations from 1999 to 2000
Nicholas D. Pellecchia	59	1986	Vice President, Finance and Controller, 1986

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) The Company’s common shares are listed on the Nasdaq Stock Market’s National Market under the symbol NDSN. As of December 10, 2004, there were approximately 2,332 registered shareholders. The table below is a summary of dividends paid per common share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of fiscal 2004 and 2003. The price-earnings ratios reflect average market prices relative to trailing four-quarter earnings.

			Common
			Stock Price
	Dividend				Price-Earnings
Fiscal Quarters	Paid		High	Low	Ratio

2004:
First	$.15	5	$37.98	$27.33	28.2
Second	.15	5	38.41	33.50	26.1
Third	.15	5	43.78	32.21	23.9
Fourth	.16		42.23	32.21	21.5
2003:
First	$.15		$27.86	$21.46	39.1
Second	.15		27.03	20.52	37.1
Third	.15		26.05	22.28	35.0
Fourth	.15	5	28.53	22.65	24.6

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Repurchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Repurchased	per Share	or Programs (1)	or Programs

August 2, 2004 to August 29, 2004	—		—	2,000
August 30, 2004 to September 26, 2004	—		—	2,000
September 27, 2004 to October 31, 2004	25	$33.95	25	1,975

Total	25		25

(1)	In October 2003, the Board of Directors authorized the Company to repurchase, until October 2006, up to 2,000 shares of the Company’s common stock on the open market. In October 2004, the Company repurchased 25 shares in an open market transaction at a price of $33.95 per share. There were no shares repurchased prior to October 2004.

Item 6. Selected Financial Data

Five-Year Summary

	2004	2003	2002(e)	2001	2000
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$793,544	667,347	647,756	731,416	740,568
Cost of sales	$354,313	301,566	310,542	337,129	332,597
% of sales	45	45	48	46	45
Selling and administrative expenses	$328,633	295,157	281,696	321,395	307,559
% of sales	41	44	43	44	42
Severance and restructuring costs	$—	2,028	2,499	13,355	8,960
Operating profit	$110,598	68,596	53,019	59,537	91,452
% of sales	14	10	8	8	12
Net income	$63,334	35,160	22,072	24,610	54,632
% of sales	8	5	3	3	7
Net income adjusted for goodwill amortization (b)	$63,334	35,160	22,072	35,853	57,979
% of sales	8	5	3	5	8
Financial Data(a)
Working capital	$167,362	65,708	21,926	6,524	116,230
Net property, plant and equipment and other non-current as	$476,276	489,436	489,899	500,276	240,802
Total invested capital	$643,638	555,144	511,825	506,800	357,032
Total assets	$839,387	766,806	764,472	862,453	610,040
Long-term obligations	$240,305	255,035	242,935	243,074	109,809
Shareholders’ equity	$403,333	300,109	268,890	263,726	247,223
Return on average invested capital — %(c)	13	7	4	6	16
Return on average shareholders’ equity — % (d)	18	13	8	10	25
Per-Share Data(a)
Basic earnings per share	$1.78	1.04	0.66	0.75	1.68
Diluted earnings per share	$1.73	1.04	0.66	0.74	1.67
Dividends per common share	$0.625	0.605	0.57	0.56	0.52
Book value per common share	$11.12	8.82	8.00	7.96	7.62
Average common shares	35,489	33,703	33,383	32,727	32,455
Average common shares and common share equivalents	36,546	33,899	33,690	33,050	32,767

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result no longer amortizes goodwill. Amounts represent net income without goodwill amortization.

(c)	Net income plus interest on long-term obligations net of income taxes as a percentage of total assets less current liabilities.

(d)	Net income as a percentage of shareholders’ equity.

(e)	2002 includes an inventory write-down of $11,388, which is included in cost of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this annual report, all amounts related to United States and foreign currency and to number of shares of Nordson Corporation stock, except for per share earnings and dividend amounts, are expressed in thousands.

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

Revenue Recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Revenues deferred in 2004 were not material. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. During 2004, 2003 and 2002, the Company recognized approximately $7,000, $5,000 and $20,000, respectively, of revenue under the percentage-of-completion method. The remaining revenues are recognized upon delivery.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At October 31, 2004, goodwill represented approximately 40 percent of the Company’s total assets. The majority of the goodwill resulted from the acquisition of EFD, Inc. in fiscal 2001. In 2002, the Company adopted FASB Statement No. 142, “Goodwill and Other Intangible Assets,” which provides that goodwill should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with No. 142, the Company completed a transitional goodwill impairment test that resulted in no impairment loss being recognized. Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of a reporting unit is determined by applying appropriate discount rates to estimated future cash flows and terminal value amounts for the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out method for 38 percent of the Company’s consolidated inventories at October 31, 2004, with the first-in, first-out method used for the remaining inventory. On an ongoing basis, the Company tests its inventory for technical obsolescence, as well as for future demand and changes in market conditions. The Company has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. In the face of difficult economic conditions that accelerated the technical obsolescence of certain inventory and impacted the demand outlook for other inventory, the Company recognized an inventory write-down of $11,388 in the fourth quarter of 2002 ($7,630 on an after-tax basis, or $.23 per share). The addition of $11,388 to the inventory obsolescence reserve brought the reserve balance to $23,149. During 2003, $21,281 of inventory was disposed of and charged against the reserve, and $2,243 was added to the reserve. After a currency effect of $444, the balance in the inventory obsolescence reserve was $4,555 at November 2, 2003. During 2004, $3,066 of inventory was disposed of and charged against the reserve, and $2,782 was added to the reserve. After a currency effect of $130, the balance in the inventory obsolescence reserve was $4,401 at October 31, 2004.

Pension Plans and Postretirement Medical Plan — The measurement of liabilities related to the Company’s pension plans and postretirement medical plan is based on management’s assumptions related to future factors including interest rates, return on pension plan assets, compensation increases and health care cost trend rates.

The weighted-average discount rate (based on AA quality fixed income investments) used to determine the present value of the Company’s aggregate pension plan obligation was 5.8 percent at October 31, 2004, compared to 5.9 percent at November 2, 2003. The average expected rate of return (long-term investment rate) on pension assets increased slightly from 8.1 percent in 2003 to 8.2 percent in 2004. The assumed rate of compensation increases was 3.4 percent in 2004, compared to 3.3 percent in 2003.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

With respect to the postretirement medical plan, the discount rate used to value the benefit obligation decreased from 6.25 percent at November 2, 2003 to 6.0 percent at October 31, 2004. The annual rate of increase in the per capita cost of covered benefits (the health care trend rate) is assumed to be 8.0 percent in 2005, decreasing gradually to 5.0 percent in 2009. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2004	$631	$(496)
Effect on postretirement obligation as of October 31, 2004	$6,506	$(5,209)

Employees hired after January 1, 2002 are not eligible to participate in the postretirement medical plan.

The Company expects that pension and postretirement expenses in fiscal 2005 will be approximately $1,400 higher than fiscal 2004, reflecting among other things, changes in actuarial assumptions and plan design changes.

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

Warranties — The Company provides customers with a product warranty that requires the Company to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, the Company relies primarily on historical warranty claims by product sold. At October 31, 2004, the warranty accrual was $4,121, while warranty costs for 2004 were $4,165.

Long-Term Incentive Compensation Plan (LTIP) — Under this plan officers are awarded a cash payment if predetermined performance measures are met over a three-year period. The value of this payment is based upon the share price of the Company’s stock at a predetermined date subsequent to the end of the third year of each plan. Over the period of each plan, costs are accrued based on progress against performance measures, along with changes in value of the Company’s stock. At October 31, 2004, the accrued liability for the 2002, 2003 and 2004 plans amounted to $11,064. The portion of these costs recognized in the income statement was $7,004 in 2004, $2,653 for 2003 and $1,406 for 2002.

Fiscal Years 2004 and 2003

Sales — Worldwide sales for 2004 were $793,544, an increase of 19 percent from 2003 sales of $667,347. Sales volume increased 13 percent, with favorable currency effects contributing an additional 6 percent to the overall sales gain. The Company is organized into three business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems, and advanced technology systems. Sales of the adhesive segment were $497,699 in 2004, an increase of $71,495 from 2003. Of the total 17 percent increase, 10 percent was due to volume increases and 7 percent was due to currency effects. All five businesses in the adhesive segment showed increased volume, with more than half of the increase coming from higher product assembly and fiber system sales. Finishing segment sales in 2004 were $130,944, compared with $112,722 in the prior year. The 16 percent increase can be traced to a volume increase of 11 percent and currency effects of 5 percent. The volume increase was primarily due to a strong recovery in powder system sales across all geographic regions, with the biggest growth seen in the United States and Japan. Sales of the advanced technology segment were $164,901 in 2004, an increase of $36,480 from 2003. The increase was the result of 26 percent volume gains and 2 percent from the effects of currency. Within this segment, the Asymtek business, which sells to customers in the semiconductor, printed circuit board and electronic assembly industries, was especially strong, with volume up 50 percent from 2003. The other businesses in this segment all showed sales volume growth of at least 10 percent. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 66 percent of total 2004 sales, compared with 63 percent for 2003. During 2004, the Company realigned its geographic reporting. Previously, sales were reported in four regions, North America, Europe, Japan and Pacific South. The regions are now defined as United States, Americas (Canada and Latin America), Europe, Japan and Asia Pacific. Prior year amounts have been reclassified to conform to the new alignment. Sales volume in all five geographic regions increased in 2004 compared to 2003. Sales volume was up 8 percent in the United States, 19 percent in the Americas, 10 percent in Europe, 11 percent in Japan and 48 percent in Asia Pacific. The increase in Asia Pacific can be traced largely to the advanced technology segment and to higher fiber system sales.

Operating profit — Gross margins, expressed as a percent of sales, increased to 55.4 percent in 2004 from 54.8 percent in 2003. Currency changes had a ..9 percent favorable effect, with the effect of mix and absorption offsetting this gain.

Selling and administrative expenses were $328,633 in 2004, an increase of $33,476, or 11.3 percent from 2003. The increase is due to currency translation effects of 4.3 percent and to compensation increases and higher employee benefit costs. As a percent of sales these costs decreased to 41.4 percent in 2004 from 44.2 percent last year.

Operating profit margins, expressed as a percentage of sales, were 13.9 percent in 2004 compared to 10.3 percent in 2003. Beginning in 2004, the method of measuring operating profit for segment reporting was modified. A larger portion of corporate expenses is now being charged to the three primary business segments. Prior year operating profit amounts have been adjusted to conform to the 2004 methodology. Segment operating profit margins in 2004 and 2003 were as follows:

Segment	2004	2003

Adhesive Dispensing Systems	20%	17%
Finishing and Coating Systems	2%	1%
Advanced Technology Systems	18%	11%

The improvement in profit margins across all three segments can be traced to absorption of fixed operating expenses and to the effects of continuing cost controls related to lean initiatives.

In light of the difficult economic environment from 2000 to 2003, the Company embarked on a number of cost reduction initiatives. Consistent with these initiatives, the Company recognized $2,028 ($1,359 on an after-tax basis, or $.04 per share) of severance and restructuring costs in 2003.

Interest and other — Interest expense in 2004 was $15,432, a decrease of 15 percent from 2003. The decrease was due to lower borrowing levels. Other expense was $2,688 in 2004, compared to other income of $1,055 last year. The change was primarily due to a loss of $3,288 on the disposition of a minority equity investment. In addition, currency losses of $201 were incurred in 2004, compared to gains of $558 in 2003.

In 2004, the Company recorded a charge of $128 in other expense. The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/ RI phase of the project. The FS/ RI is expected to be completed in 2005. The Company has committed $829 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $363 through the end of fiscal year 2004. The remaining amount of $466 is recorded in accrued liabilities in the October 31, 2004 Consolidated Balance Sheet.

Net income — The Company’s effective income tax rate was 32.5 percent in 2004, down from 33.0 percent in 2003. The decrease was due to a refund related to a prior tax year. Net income was $63,334, or $1.73 per diluted share in 2004. This compares to net income of $35,160, or $1.04 per diluted share in 2003. This represents an 80 percent increase in net income and 66 percent increase in earnings per share.

Accounting changes — In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. There was no impact in 2004 on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 146. During 2003, the Company recognized expense of $2,028 related to severance payments to approximately 70 employees of the finishing and coating and the advanced technology segments in North America.

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

The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won 3,000,000 (approximately $2,572) secured by land and building and expires on January 31, 2005. The other guarantee is for $2,300 and expires on October 31, 2005. As discussed below, the Company began consolidating this joint venture/distributor in the second quarter of fiscal 2004.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee could be called into play in the event of payment default by the customer to the bank. The amount of the guarantee at October 31, 2004 was Euro 2,000 (approximately $2,560) and will decline ratably as semi-annual principal payments are made by the customer beginning in 2005. The Company has recorded $1,161 in the allowance for doubtful accounts related to this guarantee. The recorded amount will be adjusted as the customer makes payments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. In the second quarter of 2004, the Company began consolidating a 49 percent-owned South Korean joint venture/distributor of the Company’s products. Real estate with a net book value of approximately $750 serves as collateral for one of the bank loans noted above. Other than the bank guarantees noted above, creditors of the joint venture/distributor have no recourse against the Company. The Company’s initial investment in this joint venture/distributor occurred in 1989. The effect of the consolidation on the Company’s financial statements was not material.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.” No. 148 amends No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, No. 148 amends the disclosure requirements of No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results. The alternative methods of transition of No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of No. 148 is effective for interim periods beginning after December 15, 2002. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision established additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The annual disclosures were adopted for the 2004 fiscal year (see Note 3). The adoption of No. 132 had no effect on the Company’s financial condition or results of operations.

In May 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because benefits under the Company’s plan are not actuarially equivalent to Medicare Part D. The adoption of FSP No. 106-2 had no effect on the Company’s financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the fourth quarter of fiscal 2005 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

Fiscal Years 2003 and 2002

Sales — Worldwide sales for 2003 were $667,347, an increase of 3 percent from 2002 sales of $647,756. A sales volume decline of 3 percent was more than offset by a 6 percent increase in revenue traced to favorable currency effects.

Sales within the adhesive segment increased 3 percent, with a 7 percent increase from currency effects offset by a 4 percent decline in volume. A drop-off in shipments of large engineered systems used in the production of nonwoven fabrics and in the assembly of durable goods accounted for virtually the entire volume decline. Advanced technology segment sales increased 7 percent, with volume up 4 percent and favorable currency effects contributing an additional 3 percent. Improved activity related to sales of plasma treatment systems and manual fluid dispensing systems to the electronics and medical industries as well as sales of UV curing systems to the graphic arts industry accounted for the higher volume within this segment. Finishing and coating segment revenue was down 1 percent in 2003. Sales volume was down 6 percent, offset by a 5 percent increase from favorable currency effects. The volume decline was influenced by lower engineered system sales in North America. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 63 percent of total 2003 sales, compared with 57 percent for 2002. Sales volume decreased 12 percent in the United States, 4 percent in Europe and 1 percent in the Americas. Offsetting these decreases were increases of 17 percent in Japan and 28 percent in the Asia Pacific regions. Volume was up in all segments in Japan, while advanced technology was primarily responsible for the increase in the Asia Pacific region.

Operating profit — Gross margins, expressed as a percentage of sales, were 54.8 percent in 2003 compared to 52.1 percent in 2002. In 2002, the Company recognized a pretax inventory write-down of $11,388. Excluding the effect of this write-down, the 2003 gross margin rate improved by 1.0 percent over 2002. Favorable currency effects accounted for approximately a 1.1 percent increase in the gross margin rate with the effect of product mix offsetting a portion of this improvement.

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

In light of the difficult economic environment over the last three years, the Company embarked on a number of cost reduction initiatives. Consistent with these initiatives, the Company recognized $2,028 ($1,359 on an after-tax basis, or $.04 per share) of severance and restructuring costs in 2003. In 2002 the Company recognized $2,690 ($1,802 million on an after-tax basis, or $.05 per share) of restructuring charges, consisting of severance and other costs associated with the combination of certain businesses. Of the total amount, $191 was included in cost of sales.

Operating profit margins, expressed as a percentage of sales, were 10.3 percent in 2003 compared to 8.2 percent in 2002. Segment operating profit margins in 2003 and 2002, after restatement for the allocation of a larger portion of corporate expenses, were as follows:

Segment	2003	2002

Adhesive Dispensing Systems	17%	19%
Finishing and Coating Systems	1%	(1%)
Advanced Technology Systems	11%	6%

The lower adhesive segment operating margin in 2003 compared to 2002 is traced primarily to absorption of fixed operating expenses related to a direct distribution organization in an environment where sales volume declined. In addition, higher initial manufacturing costs were incurred associated with the introduction of a new family of products. Operating margin increases in both the finishing and coating and the advanced technology segments are due to improved manufacturing cost absorption. The restructuring initiatives conducted over the last three years impacted all segments favorably.

Interest and other — Interest expense of $18,063 decreased $3,650 from 2002, due to lower borrowing levels and lower interest rates. Other income increased from $714 in 2002 to $1,055 in 2003, mainly due to currency gains of $558 in 2003.

In 2003, the Company recorded a charge of $375 in other expense related to the Wisconsin municipal landfill described above. Through the end of fiscal 2003 the Company had committed $700 towards completing the FS/RI phase of the project and providing clean drinking water. This amount was recorded in the Company’s financial statements. Against this commitment, the Company had made payments of $325 through the end of fiscal 2003. The remaining amount of $375 was recorded in accrued liabilities in the November 2, 2003 Consolidated Balance Sheet.

Net income — The Company’s effective tax rate was 33.0 percent for both 2003 and 2002. Net income in 2003 was $35,160, or $1.04 per share on a diluted basis compared with $22,072, or $.66 per share on a diluted basis, in 2002. As noted above, 2002 included a pretax inventory write-down of $11,388, or $.23 per share.

Liquidity, Capital Expenditures and Sources of Capital

Cash and cash equivalents at the end of 2004 were $60,251, an increase of $53,306 from 2003. Cash generated by operations in 2004 was $109,318, up from $87,547 last year. The increase was primarily due to higher net income. Changes in operating assets and liabilities resulted in a use of $563 of cash. Increases in accounts receivable, inventory and accounts payable resulted in a use of $11,535 of cash. The increases were entirely due to increased business activity in 2004 compared to 2003. Further improvements were achieved in inventory turnover and days sales in accounts receivable in the current year. An increase in accrued liabilities accounted for $5,643 of the increase in cash. This increase was largely due to higher incentive compensation accruals. A reduction in deferred taxes in 2004 related primarily to pension payments and the amortization of goodwill.

Cash used by investing activities was $15,328 in 2004. Capital expenditures, which were concentrated on information systems and production equipment, were $11,437. Cash of $4,013 was used for the acquisition of W. Puffe Technologie, a German manufacturer of hot melt adhesive dispensing systems for the textile, aerospace, life science, automotive, construction and baby diaper industries.

Cash used in financing activities in 2004 was $41,602. The Company repaid $72,024 of notes payable and long-term debt in 2004, bringing the debt to equity ratio down from .80 at November 2, 2003 to .44 at October 31, 2004. Dividend payments to shareholders totaled $22,128 in 2004, increasing 3 percent on a per-share basis from 2003. Issuance of common stock related to the exercise of stock options generated $56,758 of cash.

On May 18, 2004 the Company entered into an interest rate swap to convert $40,000 of 6.79 percent fixed rate debt due in May 2006 to variable rate debt. The variable rate is reset semi-annually, and at October 31, 2004 the rate was 5.34 percent.

The following table summarizes the Company’s obligations as of October 31, 2004:

	Payments Due by Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years
Obligations
Long-term debt	$160,323	$12,290	$100,903	$28,580	$18,550
Capital lease obligations	11,063	5,578	5,052	427	6
Operating leases	29,470	8,742	11,287	5,573	3,868
Notes payable	15,301	15,301
Purchase obligations	24,834	23,612	1,222

Total obligations	$240,991	$65,523	$118,464	$34,580	$22,424

Nordson has various lines of credit with both domestic and foreign banks. At October 31, 2004, these lines totaled $277,958, of which $262,657 was unused. Included in the total amount of $277,958 is a $200,000 facility with a group of banks that expires in 2009. This facility was entered into on October 19, 2004 and replaced an existing facility that was scheduled to expire in 2006. The new facility may be increased from $200,000 to $400,000 under certain conditions. It was unused at the end of 2004. There are two covenants that the Company must meet under this facility. The first covenant limits the amount of additional debt the Company can incur. At the end of 2004, this covenant would not have limited the amount the Company could borrow under this facility. The other covenant requires EBIT (as defined in the credit agreement) to be at least three times interest expense. The actual interest coverage was 7.87 for 2004. The Company was in compliance with all debt covenants at October 31, 2004.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for 2005. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company.

In October 2003, the Board of Directors authorized the Company to repurchase up to 2,000 shares of the Company’s common stock on the open market. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. During October 2004, the Company repurchased approximately 1 percent of the shares authorized to be repurchased under this program.

Outlook

The Company ended 2004 with a backlog of $78 million, up $11 million from the beginning of the year and is poised for a strong start to 2005. Looking over the course of the year, we will continue to focus on identifying new market opportunities. With a low debt level and expectations of good cash flow, the Company will have the capability to respond to opportunities as they develop.

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

In 2004 compared with 2003, the U.S. dollar was generally weaker against foreign currencies. If 2003 exchange rates had been in effect during 2004, sales would have been approximately $37,146 lower and third-party costs would have been approximately $22,471 lower. In 2003 compared with 2002, the U.S. dollar was also generally weaker against foreign currencies. If 2002 exchange rates had been in effect during 2003, sales would have been approximately $37,685 lower and third-party costs would have been approximately $22,408 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company operates internationally and enters into transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. Nordson regularly uses foreign exchange contracts to reduce its risks related to most of these transactions. These contracts, primarily Euro and Yen, usually have maturities of 90 days or less, and generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. The balance of transactions denominated in foreign currencies are designated as hedges of the Company’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the Company’s use of foreign exchange contracts on a routine basis to reduce the risks related to nearly all of the Company’s transactions denominated in foreign currencies as of October 31, 2004, the Company did not have a material foreign currency risk related to its derivatives or other financial instruments.

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

Expected maturity date October 31, 2004

						There-	Total	Fair
	2005	2006	2007	2008	2009	after	Value	Value

Long-term debt, including current portion	$12,290	$4,290	$54,290	$24,290	$4,290	$18,550	$118,000	$128,026
Average interest rate	7.03%	6.99%	6.99%	7.20%	7.29%	7.29%	7.03%

Expected maturity date November 2, 2003

						There-	Total	Fair
	2004	2005	2006	2007	2008	after	Value	Value

Long-term debt, including current portion	$8,000	$12,290	$44,290	$54,290	$24,290	$22,840	$166,000	$177,574
Average interest rate	7.04%	7.00%	6.94%	6.99%	6.60%	7.29%	7.05%

The tables that follow present principal cash flows and related weighted-average interest rates by expected maturity dates of variable-rate, long-term debt.

Expected maturity date October 31, 2004

						There-	Total
	2005	2006	2007	2008	2009	after	Value

Long-term debt, including current portion	—	$42,323	—	—	—	—	$42,323

Expected maturity date November 2, 2003

						There-	Total
	2004	2005	2006	2007	2008	after	Value

Long-term debt, including current portion	$1,097	$1,144	$3,062	$1,251	$1,312	$7,850	$15,716

Included in the variable-rate tables above is long-term debt in the amount of Japanese Yen 200,000. This debt was converted from fixed rate to variable rate through an interest rate swap agreement. Included in the October 31, 2004 table above is long-term debt in the amount of $40,000. This debt was converted from fixed rate to variable rate through an interest rate swap agreement. These swaps are discussed in Notes 9 and 10 to the Company’s financial statements. The weighted-average interest rate of the Company’s variable-rate debt was 5.08 percent at the end of fiscal 2004, compared to .97 percent at the end of 2003. A 1 percent increase in interest rates would have resulted in approximately $312 of additional interest expense in fiscal 2004.

The company also has variable-rate notes payable. The weighted average interest rate of this debt was 2.7 percent at the end of 2004, compared to 2.5 percent at the end of 2003. A 1 percent increase in interest rates would have resulted in additional interest expense of approximately $228 on the notes payable in fiscal 2004.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2004, November 2, 2003 and November 3, 2002

	2004	2003	2002
(In thousands except for per-share amounts)
Sales	$793,544	$667,347	$647,756
Operating costs and expenses:
Cost of sales	354,313	301,566	310,542
Selling and administrative expenses	328,633	295,157	281,696
Severance and restructuring costs	—	2,028	2,499

	682,946	598,751	594,737

Operating profit	110,598	68,596	53,019
Other income (expense):
Interest expense	(15,432)	(18,063)	(21,713)
Interest and investment income	1,350	889	924
Other — net	(2,688)	1,055	714

	(16,770)	(16,119)	(20,075)

Income before income taxes	93,828	52,477	32,944
Income tax (benefit)/provision:
Current	21,192	11,537	11,545
Deferred	9,302	5,780	(673)

	30,494	17,317	10,872

Net income	$63,334	$35,160	$22,072

Average common shares	35,489	33,703	33,383
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	1,057	196	307

Average common shares and common share equivalents	36,546	33,899	33,690

Basic earnings per share	$1.78	$1.04	$0.66
Diluted earnings per share	$1.73	$1.04	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2004 and November 2, 2003

	2004	2003
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$60,251	$6,945
Marketable securities	328	27
Receivables — net	173,852	151,740
Inventories — net	85,330	78,557
Deferred income taxes	37,093	33,722
Prepaid expenses	6,257	6,379

Total current assets	363,111	277,370
Property, plant and equipment — net	111,607	115,255
Goodwill — net	331,659	328,572
Intangible assets — net	17,331	15,363
Deferred income taxes	—	11,238
Other assets	15,679	19,008

	$839,387	$766,806

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$15,301	$58,227
Accounts payable	58,740	47,976
Income taxes payable	4,873	2,666
Accrued liabilities	91,244	83,574
Customer advance payments	8,921	6,229
Current maturities of long-term debt	12,290	9,097
Current obligations under capital leases	4,380	3,893

Total current liabilities	195,749	211,662
Long-term debt	148,033	172,619
Obligations under capital leases	4,446	4,106
Pension and retirement obligations	76,874	70,661
Deferred income taxes	666	—
Other liabilities	10,286	7,649
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized; 49,011 shares issued	12,253	12,253
Capital in excess of stated value	174,440	131,573
Retained earnings	558,620	517,414
Accumulated other comprehensive loss	(16,471)	(20,296)
Common shares in treasury, at cost	(323,531)	(339,815)
Deferred stock-based compensation	(1,978)	(1,020)

Total shareholders’ equity	403,333	300,109

	$839,387	$766,806

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2004, November 2, 2003 and November 3, 2002

	Common Shares in					Accumulated
	Treasury			Capital in		Other	Deferred
			Common	Excess of	Retained	Comprehensive	Stock-based
	Shares	Amount	Shares	Stated Value	Earnings	Loss	Compensation	Total
(In thousands)
Balance at October 28, 2001	15,874	$(344,194)	$12,253	$114,889	$499,570	$(18,358)	$(434)	$263,726
Net income					22,072			22,072
Translation adjustments						3,539		3,539
Minimum pension liability adjustment net of taxes of $8,008						(12,499)		(12,499)

Total comprehensive income								13,112
Shares issued under company stock and employee benefit plans	(622)	6,918		8,289			(108)	15,099
Amortization of deferred stock-based compensation							294	294
Purchase of treasury shares	146	(4,330)						(4,330)
Dividends — $.57 per share					(19,011)			(19,011)

Balance at November 3, 2002	15,398	(341,606)	12,253	123,178	502,631	(27,318)	(248)	268,890
Net income					35,160			35,160
Translation adjustments						12,655		12,655
Minimum pension liability adjustment net of taxes of $3,626						(5,633)		(5,633)

Total comprehensive income								42,182
Shares issued under company stock and employee benefit plans	(601)	6,658		8,395			(1,347)	13,706
Amortization of deferred stock-based compensation							575	575
Purchase of treasury shares	179	(4,867)						(4,867)
Dividends — $.605 per share					(20,377)			(20,377)

Balance at November 2, 2003	14,976	(339,815)	12,253	131,573	517,414	(20,296)	(1,020)	300,109
Net income					63,334			63,334
Translation adjustments						6,476		6,476
Minimum pension liability adjustment net of taxes of $1,773						(2,651)		(2,651)

Total comprehensive income								67,159
Shares issued under company stock and employee benefits plans	(2,625)	30,481		39,262			(1,904)	67,839
Tax benefit from stock option and restricted stock transactions				3,605				3,605
Amortization of deferred stock-based compensation							946	946
Purchase of treasury shares	382	(14,197)						(14,197)
Dividends — $.625 per share					(22,128)			(22,128)

Balance at October 31, 2004	12,733	$(323,531)	$12,253	$174,440	$558,620	$(16,471)	$(1,978)	$403,333

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2004, November 2, 2003 and November 3, 2002

	2004	2003	2002
(In thousands)
Cash flows from operating activities:
Net income	$63,334	$35,160	$22,072
Adjustments to reconcile net income to net cash provided by operating activities:
Severance and restructuring costs	—	—	1,749
Depreciation	24,083	27,296	27,995
Amortization	2,793	1,944	1,492
Inventory write-down	—	—	11,388
Provision for losses on receivables	2,429	1,581	2,216
Deferred income taxes	10,344	7,553	854
Other	6,898	6,150	2,243
Changes in operating assets and liabilities:
Receivables	(18,236)	(6,893)	32,873
Inventories	(2,433)	12,501	41,567
Other current assets	326	(329)	4,221
Other noncurrent assets	431	(373)	800
Accounts payable	9,125	(2,499)	(6,916)
Income taxes payable	2,126	(1,944)	1,381
Accrued liabilities	5,643	5,759	(8,947)
Customer advance payments	2,534	961	(8,055)
Other noncurrent liabilities	(79)	680	3,461

Net cash provided by operating activities	109,318	87,547	130,394
Cash flows from investing activities:
Additions to property, plant and equipment	(11,437)	(7,563)	(11,397)
Proceeds from sale of property, plant and equipment	128	228	2,113
Consolidation of joint venture	295	—	—
Acquisition of businesses	(4,013)	544	(1,223)
Proceeds from sale of (purchases of) marketable securities	(301)	(2)	37

Net cash used in investing activities	(15,328)	(6,793)	(10,470)
Cash flows from financing activities:
Repayment of short-term borrowings	(50,102)	(55,727)	(87,566)
Repayment of long-term debt	(21,922)	(9,055)	(22,678)
Repayment of capital lease obligations	(4,698)	(4,241)	(3,884)
Issuance of common shares	56,758	8,907	11,024
Purchase of treasury shares	(3,115)	(73)	(300)
Tax benefit from the exercise of stock options	3,605	—	—
Dividends paid	(22,128)	(20,377)	(19,011)

Net cash used in financing activities	(41,602)	(80,566)	(122,415)
Effect of exchange rate changes on cash	918	885	482

Increase (decrease) in cash and cash equivalents	53,306	1,073	(2,009)
Cash and cash equivalents at beginning of year	6,945	5,872	7,881

Cash and cash equivalents at end of year	$60,251	$6,945	$5,872

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

In this annual report, all amounts related to United States and foreign currency and to number of shares of Nordson Corporation stock, except for per share earnings and dividend amounts, are expressed in thousands.

Note 1 — Significant accounting policies

Consolidation — The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Ownership interests of 20 percent or more in noncontrolled affiliates are accounted for by the equity method. Other investments are recorded at cost.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual amounts could differ from these estimates.

Fiscal year — The fiscal year for the Company’s domestic operations ends on the Sunday closest to October 31 and contained 52 weeks in 2004 and 2003 and 53 weeks in 2002. To facilitate reporting of consolidated accounts, the fiscal year for most of the Company’s international operations ends on September 30.

Revenue recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Revenues deferred in 2004 were not material. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. During 2004, 2003 and 2002, the Company recognized approximately $7,000, $5,000 and $20,000, respectively, of revenue under the percentage-of-completion method. The remaining revenues are recognized upon delivery.

Shipping and handling costs — The Company records amounts billed to customers for shipping and handling as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and amounted to $4,651 in 2004 ($4,195 in 2003 and $3,780 in 2002).

Research and development — Research and development costs are expensed as incurred and amounted to $22,947 in 2004 ($22,341 in 2003 and $26,554 in 2002).

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

Notes to Consolidated Financial Statements — Continued

Marketable securities — Marketable securities consist primarily of municipal and other short-term notes with maturities greater than 90 days at date of purchase. At October 31, 2004, all contractual maturities were within one year or could be callable within one year. The Company’s marketable securities are classified as available for sale and recorded at quoted market prices that approximate cost.

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

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 38 percent of consolidated inventories at October 31, 2004 and 39 percent at November 2, 2003. The first-in, first-out (FIFO) method is used for all other inventories. Liquidations decreased cost of goods sold by $63 in 2003 and increased cost of sales by $573 in 2002. Consolidated inventories would have been $8,762 and $8,790 higher than reported at October 31, 2004 and November 2, 2003, respectively, had the Company used the FIFO method, which approximates current cost, for valuation of all inventories.

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

The Company capitalizes costs associated with the development and installation of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage, or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. The Company capitalizes interest costs on significant capital projects. No interest was capitalized in 2004.

Goodwill and intangible assets — Goodwill assets are subject to impairment testing. Other intangible assets, which consist primarily of core/developed technology, noncompete agreements and patent costs, are amortized over their useful lives. At present, these lives range from five to 21 years. The useful life of an asset related to core/developed technology was reduced from 30 to 15 years in 2004, resulting in additional annual amortization expense of $529.

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

Comprehensive income — Accumulated other comprehensive loss at October 31, 2004 and November 2, 2003 consisted of:

	2004	2003

Net foreign currency translation adjustments	$8,983	$2,508
Minimum pension liability adjustments	(25,454)	(22,804)

	$(16,471)	$(20,296)

Warranties — The Company offers warranties to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other accrued liabilities in the Consolidated Balance Sheet.

Following is reconciliation of the product warranty liability for 2004 and 2003:

	2004	2003

Balance at beginning of year	$3,030	$2,767
Accruals for warranties	4,165	2,942
Warranty payments	(3,145)	(2,779)
Currency adjustments	71	120

Balance at end of year	$4,121	$3,030

Presentation — Certain 2003 amounts have been reclassified to conform to 2004 presentation.

Notes to Consolidated Financial Statements — Continued

Note 2 — Accounting changes

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. There was no impact in 2004 on the Company’s consolidated financial position or results of operations as a result of the adoption of No. 146. During 2003, the Company recognized expense of $2,028 related to severance payments to approximately 70 employees of the finishing and coating and the advanced technology segments in North America.

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

The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won 3,000,000 (approximately $2,572) secured by land and building and expires on January 31, 2005. The other guarantee is for $2,300 and expires on October 31, 2005. As discussed below, the Company began consolidating this joint venture/distributor in the second quarter of fiscal 2004.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee could be called into play in the event of payment default by the customer to the bank. The amount of the guarantee at October 31, 2004 was Euro 2,000 (approximately $2,560) and will decline ratably as semi-annual principal payments are made by the customer beginning in 2005. The Company has recorded $1,161 in the allowance for doubtful accounts related to this guarantee. The recorded amount will be adjusted as the customer makes payments.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. In the second quarter of 2004, the Company began consolidating a 49 percent-owned South Korean joint venture/distributor of the Company’s products. Real estate with a net book value of approximately $750 serves as collateral for one of the bank loans noted above. Other than the bank guarantees noted above, creditors of the joint venture/distributor have no recourse against the Company. The Company’s initial investment in this joint venture/distributor occurred in 1989. The effect of the consolidation on the Company’s financial statements was not material.

Notes to Consolidated Financial Statements — Continued

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.” No. 148 amends No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, No. 148 amends the disclosure requirements of No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based compensation and the effect of the method used on reported results. The alternative methods of transition of No. 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of No. 148 is effective for interim periods beginning after December 15, 2002. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2003, the FASB revised Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revision established additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows. In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003, and the interim-period disclosures are effective for interim periods beginning after December 15, 2003. The annual disclosures were adopted for the 2004 fiscal year (see Note 3). The adoption of No. 132 had no effect on the Company’s financial condition or results of operations.

In May 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because benefits under the Company’s plan are not actuarially equivalent to Medicare Part D. The adoption of FSP No. 106-2 had no effect on the Company’s financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the fourth quarter of fiscal 2005 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

Notes to Consolidated Financial Statements — Continued

Note 3 — Retirement, pension and other postretirement plans

Retirement plans — The parent company and certain subsidiaries have funded contributory retirement plans covering certain employees. The Company’s contributions are primarily determined by the terms of the plans subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. The Company also sponsors unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2004, 2003 and 2002 was approximately $4,552, $4,084 and $3,712, respectively.

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

The Company uses a measurement date of October 31 for the domestic pension and postretirement plans and September 30 for the international pension plans.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$150,310	$127,272	$33,412	$23,636
Service cost	5,056	4,305	1,147	1,026
Interest cost	8,925	8,301	2,030	1,931
Participant contributions	141	110	—	—
Amendments	3,354	—	(303)	—
Foreign currency exchange rate change	1,960	2,451	—	—
Actuarial loss	4,399	12,851	2,382	8,168
Benefits paid	(5,506)	(4,980)	(1,636)	(1,349)

Benefit obligation at end of year	$168,639	$150,310	$37,032	$33,412

Change in plan assets:
Beginning fair value of plan assets	$82,041	$65,844	$—	$—
Actual return on plan assets	8,049	9,474	—	—
Company contributions	21,533	10,662	1,636	1,349
Participant contributions	141	110	—	—
Foreign currency exchange rate change	911	931	—	—
Benefits paid	(5,506)	(4,980)	(1,636)	(1,349)

Ending fair value of plan assets	$107,169	$82,041	$—	$—

Reconciliation of accrued cost:
Funded status of the plan	$(61,470)	$(68,269)	$(37,032)	$(33,412)
Unrecognized actuarial loss	50,728	45,289	20,199	18,896
Unamortized prior service cost	5,002	1,954	(4,146)	(4,431)
Unrecognized net transition obligation	—	1,840	—	—

Accrued benefit cost	$(5,740)	$(19,186)	$(20,979)	$(18,947)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(52,505)	$(58,789)	$(20,979)	$(18,947)
Intangible asset	4,891	2,152	—	—
Accumulated other comprehensive income	41,874	37,451	—	—

Total amount recognized in financial statements	$(5,740)	$(19,186)	$(20,979)	$(18,947)

The accumulated benefit obligations for all pension plans was $158,921 at October 31, 2004 and $140,641 at November 2, 2003. Benefit obligations exceeded plan assets for all pension plans at October 31, 2004 and November 2, 2003.

During 2004 and 2003, the Company recorded an additional minimum pension liability so that the recorded pension liability was at least equal to the accumulated benefit obligation. Amounts recorded in other comprehensive income (loss) related to the minimum pension liability, net of tax, were ($2,650) in 2004 and ($5,633) in 2003.

Notes to Consolidated Financial Statements — Continued

Net pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$5,056	$4,305	$4,111	$1,147	$1,026	$881
Interest cost	8,925	8,301	7,888	2,030	1,931	1,529
Expected return on plan assets	(8,353)	(7,683)	(8,203)	—	—	—
Amortization of prior service cost	395	242	224	(589)	(553)	(369)
Amortization of transition obligation	50	130	315	—	—	—
Recognized net actuarial loss	1,513	455	267	1,079	941	396
Curtailment	—	—	513	—	—	—

Total benefit cost	$7,586	$5,750	$5,115	$3,667	$3,345	$2,437

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Pension Benefits			Other Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	5.8%	5.9%	6.5%	6.0%	6.3%	6.8%
Expected return on plan assets	8.2	8.1	8.6	—	—	—
Rate of compensation increase	3.4	3.3	3.7	—	—	—
Health care trend rate				8.0	7.8	8.5
Rate to which health care trend rate is assumed to decline (ultimate trend rate)				5.0	5.0	5.0
Year the rate reaches the ultimate trend rate				2009	2008	2008

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

In determining the expected return on plan assets, the Company considers both historical performance and an estimate of future long-term rates of return on assets similar to those in the Company’s plans. The Company consults with and considers the opinions of financial and other professionals in developing appropriate return assumptions.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2004	$631	$(496)
Effect on postretirement obligation as of October 31, 2004	$6,506	$(5,209)

Notes to Consolidated Financial Statements — Continued

The allocation of pension plan assets as of October 31, 2004 and November 2, 2003 is as follows:

	Actual Asset
	Allocation

	2004	2003

Asset Category
Equity securities	54.5%	60.4%
Debt securities	31.3	27.0
Real estate	1.4	1.5
Other	12.8	11.1

Total	100.0%	100.0%

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required Company plan contributions. Investment policies and strategies are developed on a country-specific basis.

For the domestic plans, which comprise 87 percent of worldwide pension assets, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The target allocation is 50 to 70 percent equity securities and 30 to 50 percent debt securities. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

International plans comprise 13 percent of worldwide pension assets. The allocation of these assets in 2004 was: 31 percent equity securities, 20 percent debt securities, 11 percent real estate and 38 percent other assets.

At October 31, 2004, the pension plans did not have any investment in the Company’s stock. During 2004, the domestic plans sold 135 shares of the Company’s stock that had been acquired in 2003. The plans received dividends on the Company’s stock of $63 in 2004 and $75 in 2003.

It is estimated that the Company’s contributions to the pension and postretirement plans in 2005 will be approximately $4,253.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

	Pension	Other
Fiscal Year	Benefits	Benefits

2005	$4,955	$1,388
2006	5,319	1,439
2007	5,655	1,452
2008	5,832	1,519
2009	6,880	1,615
2010-2014	40,184	9,631

Total	$68,825	$17,044

Notes to Consolidated Financial Statements — Continued

Note 4 — Income taxes

Income tax expense includes the following:

	2004	2003	2002

Current:
U.S. federal	$5,285	$1,131	$13
State and local	44	(143)	(59)
Foreign	15,863	10,549	11,591

Total current	21,192	11,537	11,545
Deferred:
U.S. federal	7,246	5,540	232
State and local	2,065	202	(655)
Foreign	(9)	38	(250)

Total deferred	9,302	5,780	(673)

	$30,494	$17,317	$10,872

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $395, $266 and $539 in 2004, 2003 and 2002, respectively.

The reconciliation of the United States statutory federal income tax rate to the worldwide consolidated effective tax rate follows:

	2004	2003	2002

Statutory federal income tax rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(3.73)	(3.33)	(7.14)
Foreign tax rate variances, net of foreign tax credits	(0.52)	0.34	10.07
State and local taxes, net of federal income tax benefit	2.20	0.08	(2.68)
Amounts related to prior years	(0.54)	0.01	(1.14)
Other — net	0.09	0.90	(1.11)

Effective tax rate	32.50%	33.00%	33.00%

The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the U.S. to be excluded from taxable income.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $40,739, $25,992 and $27,038 in 2004, 2003 and 2002, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $81,346 and $69,618 at October 31, 2004 and November 2, 2003, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution.

In October 2004, Congress passed the American Jobs Creation Act. The new law contains numerous changes to existing tax laws. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of certain offshore earnings. The Company has not yet determined what impact, if any, the new law may have on its future results of operations and financial condition.

Notes to Consolidated Financial Statements — Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2004	2003

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjust	$7,148	$7,560
Employee benefits	20,091	24,362
Other accruals not currently deductible for taxes	25,148	19,504
Tax credit and loss carryforwards	11,991	13,406
Inventory adjustments	4,573	6,060
Translation of foreign currency accounts	—	875
Other — net	200	589

Total deferred tax assets	69,151	72,356
Valuation allowance	(10,757)	(10,116)

Total deferred tax assets	58,394	62,240
Deferred tax liabilities:
Depreciation	20,626	16,108
Translation of foreign currency accounts	282	—
Other — net	1,059	1,172

Total deferred tax liabilities	21,967	17,280

Net deferred tax assets	$36,427	$44,960

At October 31, 2004, the Company had $10,172 of tax credit carryforwards. Of that total, $10,056 will expire in years 2011 through 2012, and $116 has no expiration date. At October 31, 2004, the Company had $6,350 of foreign operating loss carryforwards, of which $1,663 will expire in years 2005 through 2014, and $4,687 has an indefinite carryforward period. The net change in the valuation allowance was $641 in 2004 and $876 in 2003. The valuation allowance of $10,757 at October 31, 2004 relates to tax credits and loss carryforwards that may expire before being realized.

Note 5 — Incentive compensation plans

The Company has two incentive compensation plans for executive officers. The Compensation Committee of the Board of Directors, composed of independent directors, approves participants in the plans and payments under the plans.

The annual awards under the management incentive compensation plan are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. In making awards under this plan for any particular year, the Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $3,965 in 2004, $3,684 in 2003, and $1,100 in 2002.

Under the long-term incentive compensation plan, executive officers receive cash awards based solely on corporate performance measures over three-year performance periods. Cash awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company achieves certain threshold performance objectives. The Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $7,004 in 2004, $2,653 in 2003, and $1,406 in 2002.

Notes to Consolidated Financial Statements — Continued

Note 6 — Details of balance sheet

	2004	2003

Receivables:
Accounts	$161,361	$136,288
Notes	13,004	11,686
Other	4,817	8,018

	179,182	155,992
Allowance for doubtful accounts	(5,330)	(4,252)

	$173,852	$151,740

Inventories:
Finished goods	$42,929	$38,583
Work-in-process	12,310	10,662
Raw materials and finished parts	43,254	42,657

	98,493	91,902
Obsolescence reserve	(4,401)	(4,555)
LIFO reserve	(8,762)	(8,790)

	$85,330	$78,557

Property, plant and equipment:
Land	$6,384	$5,865
Land improvements	2,792	2,764
Buildings	93,928	90,200
Machinery and equipment	165,315	158,133
Enterprise management system	27,809	27,664
Construction-in-progress	2,478	1,137
Leased property under capitalized leases	16,924	14,846

	315,630	300,609
Accumulated depreciation and amortization	(204,023)	(185,354)

	$111,607	$115,255

Accrued liabilities:
Salaries and other compensation	$41,562	$32,946
Pension and retirement	4,092	13,981
Taxes other than income taxes	7,724	4,597
Other	37,866	32,050

	$91,244	$83,574

Notes to Consolidated Financial Statements — Continued

Note 7 — Leases

The Company has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $10,462 in 2004, $10,154 in 2003, and $10,611 in 2002. Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2004	2003

Transportation equipment	$16,095	$14,203
Other	829	643

Total capitalized leases	16,924	14,846
Accumulated amortization	(8,098)	(6,847)

Net capitalized leases	$8,826	$7,999

At October 31, 2004, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized	Operating
	Leases	Leases

Fiscal year ending:
2005	$5,578	$8,742
2006	3,499	6,556
2007	1,553	4,731
2008	386	3,285
2009	41	2,288
Later years	6	3,868

Total minimum lease payments	11,063	$29,470

Less amount representing executory costs	1,123

Net minimum lease payments	9,940
Less amount representing interest	1,114

Present value of net minimum lease payments	8,826
Less current portion	4,380

Long-term obligations at October 31, 2004	$4,446

Notes to Consolidated Financial Statements — Continued

Note 8 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2004	2003

Available bank lines of credit:
Domestic banks	$210,000	$260,000
Foreign banks	67,958	56,597

Total	$277,958	$316,597

Outstanding notes payable:
Domestic bank debt	$—	$41,775
Foreign bank debt	15,301	16,452

Total	$15,301	$58,227

Weighted-average interest rate on notes payable	2.7%	2.5%
Unused bank lines of credit	$262,657	$258,370

Included in the domestic available amount above is a $200,000 revolving credit agreement with a group of banks that began in 2004 and expires in 2009. Payment of commitment fees is required. Other lines of credit obtained by the Company can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees.

Note 9 — Long-term debt

The long-term debt of the Company is as follows:

	2004	2003

Senior note, due 2007	$50,000	$50,000
Senior notes, due 2005-2011	100,384	100,000
Five-year term loan	8,000	16,000
Floating rate option notes	—	10,249
Industrial revenue bonds — Gwinnett County, Georgia	—	3,600
Leasehold improvements financing note, due 2006	1,939	1,867

	160,323	181,716
Less current maturities	12,290	9,097

Total	$148,033	$172,619

Senior note, due 2007 — This note is payable in one installment and bears interest at a fixed rate of 6.78 percent.

Senior notes, due 2005-2011 — These notes with a group of insurance companies have a weighted-average, fixed-interest rate of 7.02 percent and had an original weighted-average life of 6.5 years at the time of issuance in 2001. During 2004 the Company entered into an interest rate swap to convert $40,000 of 6.79 percent fixed rate debt due in May 2006 to variable rate debt. The variable rate is reset semi-annually, and at October 31, 2004 the rate was 5.34 percent.

Notes to Consolidated Financial Statements — Continued

Five-year term loan — This loan is payable in five annual installments of $8,000 beginning on October 31, 2001 with interest payable quarterly. The interest rate, which can be adjusted based on the Company’s performance, was 7.52 percent at October 31, 2004.

Floating rate option notes — These notes were issued to finance real estate owned by the Company and were paid off in 2004.

Industrial revenue bonds — Gwinnett County, Georgia — These bonds were issued in connection with the acquisition and renovation of the Norcross manufacturing facility in Gwinnett County, Georgia and were paid off in 2004.

Leasehold improvements financing note, due 2006 — This note partially funded the leasehold improvements for a sales and demonstration facility in Japan built in 1996. The principal balance is Japanese Yen 200,000 and is payable in one installment in 2006. Interest, payable at a fixed rate of 3.10 percent, was converted to a variable rate through an interest rate swap. The variable rate is reset semi-annually, and at October 31, 2004 the Company’s effective borrowing rate was negative ..30 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to October 31, 2004 are as follows: $12,290 in 2005; $46,613 in 2006; $54,290 in 2007; $24,290 in 2008; and $4,290 in 2009.

Note 10 — Financial instruments

The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. A gain of $807 was recognized from changes in fair value of these contracts for the year ended October 31, 2004. A loss of $105 and a gain of $130 were recognized from changes in fair value of these contracts for the years ended November 2, 2003 and November 3, 2002, respectively.

At October 31, 2004, the Company had outstanding forward exchange contracts that mature at various dates through January 2005. The following table summarizes, by currency, the Company’s forward exchange contracts at October 31, 2004 and November 2, 2003:

	Sell		Buy

	Notional	Fair Market	Notional	Fair Market
	Amount	Value	Amount	Value

October 31, 2004 contract amounts:
Euro	$8,001	$8,209	$50,347	$51,433
British pound	1,831	1,839	8,435	8,489
Japanese yen	3,195	3,182	14,737	14,657
Others	3,939	4,055	11,933	11,965

Total	$16,966	$17,285	$85,452	$86,544

November 2, 2003 contract amounts:
Euro	$10,782	$10,691	$41,398	$42,106
British pound	979	998	5,547	5,640
Japanese yen	4,779	4,934	12,973	12,973
Others	2,400	2,440	9,632	9,767

Total	$18,940	$19,063	$69,550	$70,486

Notes to Consolidated Financial Statements — Continued

The Company also uses foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of its investment in its wholly owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For the years ended October 31, 2004 and November 2, 2003, net gains of $1,175 and $2,360, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

The Company has entered into two interest rate swaps that convert fixed rate debt to variable rate debt. A swap related to a Japanese Yen 200,000 leasehold improvement note was entered into in 1996, and a swap related to a $40,000 senior note was entered into in 2004. The swaps have been designated as fair-value hedges, and the derivatives qualify for the short-cut method. The swaps are recorded with a fair market value of $505 in the October 31, 2004 Consolidated Balance Sheet and $73 in the November 2, 2003 Consolidated Balance Sheet.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. The Company uses major banks throughout the world for cash deposits, forward exchange contracts and interest rate swaps. The Company’s customers represent a wide variety of industries and geographic regions.

As of October 31, 2004, there were no significant concentrations of credit risk. The Company does not use financial instruments for trading or speculative purposes.

The carrying amounts and fair values of the Company’s financial instruments, other than receivables and accounts payable, are as follows:

	2004

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$60,251	$60,251
Marketable securities	328	328
Notes payable	(15,301)	(15,301)
Long-term debt	(160,323)	(172,369)
Forward exchange contracts	1,086	1,086
Interest rate swaps	505	505

	2003

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$6,945	$6,945
Marketable securities	27	27
Notes payable	(58,227)	(58,227)
Long-term debt	(181,716)	(193,494)
Forward exchange contracts	278	278
Interest rate swaps	73	73

Notes to Consolidated Financial Statements — Continued

The Company used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Marketable securities are valued at quoted market prices.
•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.
•	The fair value of forward exchange contracts is estimated using quoted exchange rates of comparable contracts.
•	The fair value of interest rate swaps is estimated using valuation techniques based on discounted future cash flows.

Note 11 — Capital shares

Preferred — The Company has authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2004, 2003, or 2002.

Common — The Company has 80,000 authorized common shares without par value. In March 1992, the shareholders adopted an amendment to the Company’s articles of incorporation which, when filed with the State of Ohio, would increase the number of authorized common shares to 160,000. At October 31, 2004 and November  2, 2003, there were 49,011 common shares issued. At October 31, 2004 and November 2, 2003, the number of outstanding common shares, net of treasury shares, was 36,279 and 34,035, respectively. Treasury shares are reissued using the first-in, first-out method.

Note 12 — Company stock plans

Long-term performance plan — The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards, and other stock or performance-based incentives. The number of common shares available for grant of awards is 3.0 percent of the number of common shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years. At the end of fiscal 2004, there were 1,270 shares available for grant in 2005.

Stock options — Nonqualified or incentive stock options may be granted to employees and directors of the Company. Generally, the options may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control of the Company.

The Company uses the intrinsic value method to account for employee stock options. No compensation expense has been recognized because the exercise price of the Company’s stock options equals the market price of the underlying common shares on the date of grant. Tax benefits arising from the exercise of nonqualified stock options are recognized when realized and credited to capital in excess of stated value.

Notes to Consolidated Financial Statements — Continued

Summarized transactions are as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	Per Share

Outstanding at October 28, 2001	5,998	$25.82
Granted	777	$23.42
Exercised	(527)	$24.44
Forfeited or expired	(226)	$25.90

Outstanding at November 3, 2002	6,022	$25.63
Granted	473	$26.78
Exercised	(333)	$26.28
Forfeited or expired	(207)	$26.49

Outstanding at November 2, 2003	5,955	$25.65
Granted	441	$27.71
Exercised	(2,547)	$26.50
Forfeited or expired	(26)	$26.56

Outstanding at October 31, 2004	3,823	$25.33

Exercisable at November 3, 2002	4,278	$25.91

Exercisable at November 2, 2003	4,424	$25.74

Exercisable at October 31, 2004	2,483	$24.79

Summarized information on currently outstanding options follows:

	Range of Exercise Price

	$20 - $25	$26 - $30	$31 - $35

Number outstanding	2,064	1,703	56
Weighted-average remaining contractual life, in years	5.1	7.1	2.2
Weighted-average exercise price	$22.96	$27.99	$31.88
Number exercisable	1,648	800	35
Weighted-average exercise price	$22.90	$28.39	$31.88

Notes to Consolidated Financial Statements — Continued

As discussed in Note 2, the Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method. Under this method, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

	2004	2003	2002

Net income, as reported	$63,334	$35,160	$22,072
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,533)	(3,612)	(3,187)

Pro forma net income	$61,801	$31,548	$18,885

Earnings per share:
Basic — as reported	$1.78	$1.04	$0.66
Basic — pro forma	$1.74	$0.93	$0.57
Diluted — as reported	$1.73	$1.04	$0.66
Diluted — pro forma	$1.69	$0.93	$0.57
Weighted-average fair value of options granted during the year	$8.57	$6.98	$6.04
Risk-free interest rate	3.88%	3.18-3.68%	4.07-5.07%
Expected life of option, in years	7	7	7
Expected dividend yield	2.19%	2.26%	2.60%
Expected volatility	0.30	0.29	0.26

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

Stock appreciation rights — The Company may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised, over its value when the right was granted. There were no stock appreciation rights outstanding during 2004, 2003 and 2002.

Limited stock appreciation rights that become exercisable upon the occurrence of events that involve or may result in a change of control of the Company have been granted with respect to 3,823 shares.

Notes to Consolidated Financial Statements — Continued

Restricted stock — The Company may grant restricted stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. In 2004, there were 66 restricted shares granted at a weighted-average fair value of $29.00 per share (58 and $23.41 in 2003 and 4 and $24.17 in 2002). Net amortization was $946 in 2004 ($575 in 2003 and $294 in 2002).

Employee stock purchase rights — The Company may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of common shares at a discount from fair market value. No stock purchase rights were outstanding during 2004, 2003, and 2002.

Shareholder rights plan — In August 1988, the Board of Directors declared a dividend of one common share purchase right for each common share outstanding on September 9, 1988. Rights are also distributed with common shares issued by the Company after that date. The rights may only be exercised if a party acquires 15 percent or more of the Company’s common shares. The exercise price of each right is $175.00 per share. The rights trade with the shares until the rights become exercisable, unless the Board of Directors sets an earlier date for the distribution of separate right certificates. The rights plan was amended and restated in May 2003.

If a party acquires at least 15 percent of the Company’s common shares (a “flip-in” event), each right then becomes the right to purchase two common shares of the Company for $1.00 per share.

The rights may be redeemed by the Company at a price of $.01 per right at any time prior to a “flip-in” event, or expiration of the rights on October 31, 2007.

Shares reserved for future issuance — At October 31, 2004, there were 87,205 shares reserved for future issuance through the exercise of outstanding options or rights, including 82,322 shares under the shareholder rights plan.

Note 13 — Nonrecurring charges

During the fourth quarter of 2004, the Company disposed of a minority equity investment that resulted in a pretax loss of $3,288 ($2,257 after tax), which was recorded in other expense.

During 2003, the Company recognized severance and restructuring costs of $2,028 ($1,359 after tax, or $.04 per share), primarily related to severance payments to approximately 70 employees of the finishing and coating and the advanced technology segments in North America. The unpaid balance of $183 at November 2, 2003 was paid in 2004.

In the face of difficult economic conditions during 2002 that accelerated the technical obsolescence of certain inventory and impacted the demand for other inventory, the Company recognized an inventory write-down in the fourth quarter of 2002 of $11,388 ($7,630 on an after-tax basis, or $.23 per share). This amount was recorded in cost of sales. The addition of $11,388 to the inventory obsolescence reserve brought the reserve balance to $23,149. During 2003, $21,281 of inventory was disposed of and charged against the reserve, leaving a balance of $1,868 in this reserve at November 2, 2003. The remaining inventory was disposed of in 2004.

Notes to Consolidated Financial Statements — Continued

Also, during 2002, the Company recognized severance and restructuring costs of $2,690 ($1,802 on an after-tax basis, or $.05 per share). Of this amount, $2,499 related to workforce reduction actions involving approximately 130 employees. This amount was recorded below selling and administrative expenses in the Consolidated Statement of Income. The remaining amount of $191 related to the combination of two of the Company’s businesses and was included in cost of sales. Of the total amount, $657 was unpaid at November 3, 2002 and paid in 2003. Total severance, restructuring and inventory write-down costs in 2002 were $14,078 ($9,432 on an after-tax basis, or $.28 per share).

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

In April 2004, the Company acquired full ownership of W. Puffe Technologie, a German manufacturer of hot melt adhesive dispensing systems for the textile, aerospace, life science, automotive, construction and baby diaper industries, with annual sales of approximately $6,000. The cost of the acquisition was $4,473, which was allocated to net tangible assets of $1,498, intangible assets of $570 and tax-deductible goodwill of $2,405. The intangible assets consist of patents, which are being amortized over an average of 14 years, and a noncompete agreement, which will be amortized over two years.

In March 2003, the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10,704 of debt owed by the partnership, real estate with a net book value of $10,270, cash and other current liabilities. Previously, the Company had leased the property under an operating lease with a partnership in which the Company was a partner.

In February 2002, the Company acquired a distributor of EFD equipment for $1,223.

Assuming these acquisitions had taken place at the beginning of 2002, pro forma results would not have been materially different.

Note 15 — Supplemental information for the statement of cash flows

	2004	2003	2002

Cash operating activities:
Interest paid	$15,654	$18,188	$22,232
Income taxes paid	15,555	12,749	6,522
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$5,614	$5,223	$4,295
Capitalized lease obligations terminated	424	864	635
Shares acquired and issued through exercise of stock options	11,081	4,794	4,030
Non-cash assets and liabilities of businesses acquired:
Working capital	$145	$(147)	$253
Property, plant and equipment	1,615	10,297	—
Intangibles and other	2,975	10	970
Long-term debt and other liabilities	(722)	(10,704)	—

	$4,013	$(544)	$1,223

Notes to Consolidated Financial Statements — Continued

Note 16 — Operating segments and geographic area data

The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Beginning in 2004, the method of measuring segment operating profit was modified. A larger portion of corporate expenses is now being allocated to the three primary business segments. Additional corporate expenses of $17,304 were allocated to the three business segments compared to the prior method of measuring segment profit. These expenses represent costs incurred to support all business segments, including human resources, legal, finance and certain employee benefit costs. Prior year segment results have been reclassified to conform to the new measurement of segment operating profit. Additional expense amounts of $14,972 and $9,629 for 2003 and 2002, respectively, were allocated to the three business segments. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

In 2004, the Company realigned its geographic reporting. Previously, sales were reported in four regions, North America, Europe, Japan and Pacific South. The regions are now United States, Americas (Canada and Latin America), Europe, Japan and Asia Pacific. Prior year amounts have been reclassified to conform to the new alignment.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

No single customer accounted for more than 5 percent of the Company’s sales in 2004, 2003, or 2002.

Notes to Consolidated Financial Statements — Continued

The following table presents information about Nordson’s reportable segments:

	Adhesive	Finishing
	Dispensing and	and	Advanced
	Nonwoven Fiber	Coating	Technology	Corporate		Total

Year ended October 31, 2004
Net external sales	$497,699	$130,944	$164,901	$—		$793,544
Depreciation	11,508	3,871	3,851	4,853		24,083
Operating profit	97,904	2,466	30,229	(20,001)		110,598
Identifiable assets(c)	220,647	58,161	53,920	537,443	(b)	870,171
Expenditures for long-lived assets (d)	5,292	1,587	1,808	2,750		11,437
Year ended November 2, 2003
Net external sales	$426,204	$112,722	$128,421	$—		$667,347
Depreciation	12,019	4,000	4,731	6,546		27,296
Operating profit	73,302	707	14,502	(19,915	) (a)	68,596
Identifiable assets(c)	203,634	49,438	55,968	482,185	(b)	791,225
Expenditures for long-lived assets (d)	4,417	1,133	1,329	684		7,563
Year ended November 3, 2002
Net external sales	$413,082	$114,196	$120,478	$—		$647,756
Depreciation	11,416	4,447	4,623	7,509		27,995
Operating profit	79,033	(1,531)	6,899	(31,382	) (a)	53,019
Identifiable assets(c)	205,040	56,343	61,778	459,671	(b)	782,832
Expenditures for long-lived assets (d)	5,219	1,070	4,222	886		11,397

(a)	Includes $2,028 of severance and restructuring charges in 2003 and $14,078 of severance and restructuring charges and inventory write-downs in 2002. These charges were not allocated to reportable segments for management reporting purposes.

(b)	Corporate assets are principally cash and cash equivalents, domestic deferred income taxes, investments, capital leases, headquarter facilities, the major portion of the Company’s domestic enterprise management system and intangible assets.

(c)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves and property, plant and equipment net of accumulated depreciation.

(d)	Long-lived assets consist of property, plant and equipment and capital lease assets.

Notes to Consolidated Financial Statements — Continued

The Company has significant sales and long-lived assets in the following geographic areas:

	2004	2003	2002

Net external sales
United States	$266,050	$245,918	$279,034
Americas	51,390	42,340	42,580
Europe	296,067	244,709	219,846
Japan	87,477	73,333	59,993
Asia Pacific	92,560	61,047	46,303

Total net external sales	$793,544	$667,347	$647,756

Long-lived assets
United States	$86,832	$94,044	$98,728
Americas	1,329	1,356	1,204
Europe	15,979	13,848	13,125
Japan	3,559	3,675	3,867
Asia Pacific	3,908	2,332	1,849

Total long-lived assets	$111,607	$115,255	$118,773

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2004	2003	2002

Total profit for reportable segments	$110,598	$68,596	$53,019
Interest expense	(15,432)	(18,063)	(21,713)
Interest and investment income	1,350	889	924
Other-net	(2,688)	1,055	714

Consolidated income before income taxes	$93,828	$52,477	$32,944

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2004	2003	2002

Total assets for reportable segments	$870,171	$791,225	$782,832
Plus: customer advance payments	8,921	6,229	5,012
Eliminations	(39,705)	(30,648)	(23,372)

Total consolidated assets	$839,387	$766,806	$764,472

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

Notes to Consolidated Financial Statements — Continued

Changes in the carrying amount of goodwill for 2004 by operating segment are as follows:

	Adhesive
	Dispensing
	and	Finishing
	Nonwoven	and	Advanced
	Fiber	Coating	Technology
	Systems	Systems	Systems	Total

Balance at November 2, 2003	$27,998	$3,387	$297,187	$328,572
Acquisition of new business	2,405	—	—	2,405
Consolidation of joint venture	88	8	29	125
Currency effect	224	43	290	557

Balance at October 31, 2004	$30,715	$3,438	$297,506	$331,659

Information regarding the Company’s intangible assets subject to amortization is as follows:

	October 31, 2004

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Core/developed technology	$10,400	$2,667	$7,733
Noncompete agreements	4,079	1,430	2,649
Patent costs	2,966	1,628	1,338
Other	6,332	5,612	720

Total	$23,777	$11,337	$12,440

	November 2, 2003

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Core/developed technology	$10,400	$1,792	$8,608
Noncompete agreements	3,935	1,331	2,604
Patent costs	2,236	1,295	941
Other	6,189	5,131	1,058

Total	$22,760	$9,549	$13,211

At October 31, 2004, $4,891 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization. The amount at November 2, 2003 was $2,152.

Amortization expense for 2004 and 2003 was $1,846 and $1,369, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

2005	$1,772
2006	$1,533
2007	$1,456
2008	$1,485
2009	$1,212

Notes to Consolidated Financial Statements — Continued

Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth

2004:
Sales	$170,640	$196,602	$197,949	$228,353
Cost of sales	77,767	83,976	85,835	106,735
Net income	9,664	16,673	17,274	19,723
Earnings per share:
Basic	$.28	$.47	$.48	$.55
Diluted	.27	.46	.47	.53

2003:
Sales	$145,323	$166,679	$166,272	$189,073
Cost of sales	66,066	73,582	74,749	87,169
Net income	4,989	8,090	8,745	13,336
Earnings per share:
Basic	$.15	$.24	$.26	$.39
Diluted	.15	.24	.26	.39

Domestic operations report results using four 13-week quarters. International subsidiaries report results using calendar quarters.

During the fourth quarter of 2004, the Company disposed of a minority equity investment that resulted in a pre-tax loss of $3,288 ($2,257 after tax), which was recorded in other expense.

During 2003, the Company recognized severance and restructuring pretax charges of $22 in the first quarter ($15 after tax), $1,446 in the second quarter ($969 after tax), $157 in the third quarter ($105 after tax), and $403 in the fourth quarter ($270 after tax).

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

Environmental – The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/ RI phase of the project. The FS/ RI is expected to be completed in 2005. The Company is committing $829 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $363 through the end of fiscal year 2004. The remaining amount of $466 is recorded in accrued liabilities in the October 31, 2004 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/ RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

Notes to Consolidated Financial Statements — Continued

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. As of October 31, 2004, EU Member States continue to develop legislation to implement these Directives.

During the year, the Company established a project management team whose efforts are directed at assessing the impact of the Directives on the Company’s supply chain management and manufacturing processes and developing a strategy to permit the Company to react and comply with legislation enacted by Member States. The cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2004 and November 2, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2) and (d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2004 and November 2, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Cleveland, Ohio
December 8, 2004

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2004. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the fourth quarter of the fiscal year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The Company incorporates herein by reference the information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2005 Annual Meeting. Information regarding the Company’s audit committee financial expert is incorporated by reference to the caption “Election of Directors” of the definitive Proxy Statement for the 2005 Annual Meeting.

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

The Company has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on the Company’s Web site at www.nordson.com. All material changes to the code will be posted to the Web site.

Item 11.	Executive Compensation

The Company incorporates herein by reference the information appearing under the caption “Compensation of Directors,” and information pertaining to compensation of executive officers appearing under the captions “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Long-Term Incentive Compensation,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values,” “Salaried Employees’ Pension Plan,” and “Excess Defined Benefit Pension Plan and Excess Defined Contribution Retirement Plan” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information appearing under the caption “Ownership of Nordson Common Shares” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting.

Equity Compensation Table

The following table sets forth information regarding the Company’s equity compensation plans in effect as of October 31, 2004.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	3,283	$25.33	1,270
Equity compensation plans not approved by security holders	—	—	—

Total	3,283	$25.33	1,270

Item 13.	Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under the caption “Agreements with Officers and Directors” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting. There are no other transactions that require disclosure pursuant to Item 404 of Regulation S-K.

William D. Ginn, a director of the Company, is a retired partner with the law firm of Thompson Hine LLP. Thompson Hine LLP has in the past provided and continues to provide legal services to the Company.

Item 14.	Principal Accounting Fees and Services

The Company incorporates herein by reference the information appearing under the caption “Independent Auditors” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (d). Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2004.

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

Date: January 14, 2005

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and Administrative Officer

/s/ NICHOLAS D. PELLECCHIA

Nicholas D. Pellecchia
Vice President, Finance and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ EDWARD P. CAMPBELL Edward P. Campbell Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 14, 2005

/s/ PETER S. HELLMAN Peter S. Hellman Director, President, Chief Financial and Administrative Officer (Chief Financial Officer)	January 14, 2005

/s/ NICHOLAS D. PELLECCHIA Nicholas D. Pellecchia Vice President, Finance and Controller (Chief Accounting Officer)	January 14, 2005

/s/ DR. GLENN R. BROWN Dr. Glenn R. Brown Director	January 14, 2005

/s/ WILLIAM W. COLVILLE William W. Colville Director	January 14, 2005

/s/ WILLIAM D. GINN William D. Ginn Director	January 14, 2005

/s/ STEPHEN R. HARDIS Stephen R. Hardis Director	January 14, 2005

Signatures — Continued

/s/ DR. DAVID W. IGNAT Dr. David W. Ignat Director	January 14, 2005

/s/ JOSEPH P. KEITHLEY Joseph P. Keithley Director	January 14, 2005

/s/ WILLIAM P. MADAR William P. Madar Director	January 14, 2005

/s/ MARY G. PUMA Mary G. Puma Director	January 14, 2005

/s/ WILLIAM L. ROBINSON William L. Robinson Director	January 14, 2005

/s/ BENEDICT P. ROSEN Benedict P. Rosen Director	January 14, 2005

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year
(In thousands)
Allowance for Doubtful Accounts
Fiscal 2002	$4,018	2,216	2,594	141	$3,781

Fiscal 2003	$3,781	1,581	1,462	352	$4,252

Fiscal 2004	$4,252	2,429	1,538	187	$5,330

Inventory Obsolescence Reserve
Fiscal 2002	$10,570	16,902	4,566	243	$23,149

Fiscal 2003	$23,149	2,243	21,281	444	$4,555

Fiscal 2004	$4,555	2,782	3,066	130	$4,401

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 1999)
3-b	1998 Amended Regulations
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$200 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated October 19, 2004)
4-b	Second Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 2003)
4-c	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4b to Registrant’s Form 10-Q for the quarter-ended July 29, 2001)
(10)	Material Contracts
10-a	Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated November 8, 2004)*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year-ended October 28, 2001)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 2003)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 2003)*
10-e-1	First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e-2	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-f-2 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 (incorporated herein by reference to Exhibit 10-j-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-g-1	Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 8, 2004)*
10-h	Nordson Corporation Assurance Trust Agreement*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell*
10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers – excluding Edward P. Campbell*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors

Index to Exhibits — Continued

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants