Form 10-Q
period 2005-01-30
NORDSON CORP
filed 2005-03-07
CIK 72331

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 28, 2005: 36,449,053

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

Thirteen Weeks Ended	January 30, 2005	February 1, 2004
(In thousands, except for per share data)
Sales	$190,166	$170,640

Operating costs and expenses:
Cost of sales	83,625	77,767
Selling and administrative expenses	82,791	74,733

	166,416	152,500

Operating profit	23,750	18,140

Other income (expense):
Interest expense	(3,296)	(3,989)
Interest and investment income	346	174
Other - net	483	99

	(2,467)	(3,716)

Income before income taxes	21,283	14,424

Income taxes	6,917	4,760

Net income	$14,366	$9,664

Average common shares	36,226	34,568
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	974	1,064

Average common shares and common share equivalents	37,200	35,632

Basic earnings per share	$0.40	$0.28

Diluted earnings per share	$0.39	$0.27

Dividends per share	$0.16	$0.155

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	January 30, 2005	October 31, 2004
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$27,018	$11,176
Marketable securities	35,604	49,403
Receivables	171,221	175,013
Inventories	88,409	85,330
Deferred income taxes	37,769	37,093
Prepaid expenses	8,113	6,257

Total current assets	368,134	364,272

Property, plant and equipment - net	112,524	111,607
Goodwill - net	332,426	331,659
Other intangible assets - net	17,019	17,331
Other assets	15,758	15,679

	$845,861	$840,548

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$18,331	$15,301
Accounts payable	47,407	58,740
Current maturities of long-term debt	12,290	12,290
Other current liabilities	92,001	110,579

Total current liabilities	170,029	196,910

Long-term debt	147,612	148,033
Other liabilities	102,491	92,272

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	179,081	174,440
Retained earnings	567,185	558,620
Accumulated other comprehensive loss	(4,625)	(16,471)
Common shares in treasury, at cost	(324,740)	(323,531)
Deferred stock-based compensation	(3,425)	(1,978)

Total shareholders’ equity	425,729	403,333

	$845,861	$840,548

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Thirteen Weeks Ended	January 30, 2005	February 1, 2004
(In thousands)
Cash flows from operating activities:
Net income	$14,366	$9,664
Depreciation and amortization	6,387	7,060
Changes in operating assets and liabilities	(21,145)	4,440
Other	8,037	2,550

Net cash provided by operating activities	7,645	23,714

Cash flows from investing activities:
Additions to property, plant and equipment	(3,136)	(2,504)
Proceeds from sale of marketable securities	59,275	5
Purchases of marketable securities	(45,276)	—

Net cash provided by (used in) investing activities	10,663	(2,499)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	2,078	(34,650)
Repayment of capital lease obligations	(1,173)	(1,055)
Issuance of common shares	2,239	29,868
Purchase of treasury shares	(710)	(834)
Tax benefit from the exercise of stock options	55	—
Dividends paid	(5,800)	(5,351)

Net cash used in financing activities	(3,311)	(12,022)
Effect of exchange rate changes on cash	845	764

Increase in cash and cash equivalents	15,842	9,957
Cash and cash equivalents:
Beginning of year	11,176	6,945

End of quarter	$27,018	$16,902

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 30, 2005

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Marketable Securities. During fiscal 2004, the Company began investing in auction rate securities, which are associated with municipal bond offerings, and have final maturity dates ranging from 2016 to 2046. These securities were previously classified as cash and cash equivalents because there is a mechanism in place to remarket them at least monthly, offering ready liquidity. The Company began to classify them as marketable securities in fiscal 2005. The accompanying October 31, 2004 Balance Sheet has been adjusted to reflect the reclassification of $49,075,000 from cash and cash equivalents to marketable securities. The amount of these investments at January 30, 2005 was $35,275,000 They are classified as available for sale and are recorded at quoted market prices that approximate cost. This reclassification will have no impact on the Company’s debt covenants or interest expense.

5.	Accounting Changes. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under guarantees and clarifies the requirements related to the recognition of liabilities by a guarantor for obligations undertaken in issuing guarantees. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements for periods ending after December 31, 2002 and are applicable for all outstanding guarantees subject to the interpretation.

The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $2,928,000) secured by land and building and expires on January 31, 2006. The other guarantee is for $2,300,000 and expires on October 31, 2005. As discussed below, the Company began consolidating this affiliate in the second quarter of 2004.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at January 30, 2005 was Euro 2 million (approximately $2,609,000) and will decline ratably as semi-annual principal payments are made by the customer beginning in 2005. The Company has recorded $1,161,000 in other current liabilities related to this guarantee. The recorded amount will be adjusted as the customer makes payments.

Nordson Corporation

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of operations of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created prior to January 31, 2003, this interpretation is effective for the first year or interim period beginning after March 15, 2004. In the second quarter of 2004, the Company began consolidating a 49 percent-owned South Korean joint venture/distributor of the Company’s products. Real estate with a net book value of approximately $750,000 serves as collateral for one of the bank loans noted above. Other than the bank guarantees noted above, creditors of the joint venture/distributor have no recourse against the Company. The Company’s initial investment in this distributor occurred in 1989. The effect of the consolidation on the Company’s financial statements was not material.

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

Nordson Corporation

6.	Inventories. Inventories consisted of the following:

	January 30, 2005	October 31, 2004

(In thousands)
Finished goods	$45,501	$42,929
Work-in-process	13,777	12,310
Raw materials and finished parts	43,228	43,254

	102,506	98,493
Obsolescence reserve	(5,387)	(4,401)
LIFO reserve	(8,710)	(8,762)

	$88,409	$85,330

7.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the quarter ended January 30, 2005 by operating segment are as follows:

	Adhesive Dispensing		Advanced
	& Nonwoven Fiber	Coating &	Technology
	Systems	Finishing Systems	Systems	Total

(In thousands)
Balance at October 31, 2004	$30,715	$3,438	$297,506	$331,659
Currency effect	481	66	220	767

Balance at January 30, 2005	$31,196	$3,504	$297,726	$332,426

Nordson Corporation

Information regarding the Company’s intangible assets subject to amortization is as follows:

	January 30, 2005
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$2,887	$7,513
Non-Compete Agreements	4,102	1,484	2,618
Patent Costs	2,994	1,713	1,281
Other	6,847	6,131	716

Total	$24,343	$12,215	$12,128

	October 31, 2004
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$2,667	$7,733
Non-Compete Agreements	4,079	1,430	2,649
Patent Costs	2,966	1,628	1,338
Other	6,332	5,612	720

Total	$23,777	$11,337	$12,440

At January 30, 2005 and October 31, 2004, $4,891,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the thirteen weeks ended January 30, 2005 was $437,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

(In thousands)
2005	$1,750
2006	$1,627
2007	$1,479
2008	$1,508
2009	$1,199

Nordson Corporation

8.	Comprehensive income. Comprehensive income for the thirteen weeks ended January 30, 2005 and February 1, 2004 is as follows:

	January 30, 2005	February 1, 2004

(In thousands)
Net income	$14,366	$9,664
Foreign currency translation adjustments	11,846	6,069

Comprehensive income	$26,212	$15,733

Accumulated other comprehensive loss at January 30, 2005 consisted of net foreign currency translation adjustment credits of $20,829,000 offset by $25,454,000 of minimum pension liability adjustments. At February 1, 2004 it consisted of net foreign currency translation adjustment credits of $8,577,000 offset by $22,804,000 of minimum pension liability adjustments. First quarter activity is as follows:

	January 30, 2005	February 1, 2004
(In thousands)
Beginning balance	$(16,471)	$(20,296)
Current-period change	11,846	6,069

Ending balance	($4,625)	($14,227)

9.	Company Stock Plans. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Thirteen Weeks Ended
(In thousands, except for per share data)	January 30, 2005	February 1, 2004

Net income, as reported	$14,366	$9,664

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(548)	(273)

Pro forma net income	$13,818	$9,391

Earnings per share:
Basic - as reported	$0.40	$0.28
Basic - pro forma	$0.38	$0.27

Diluted - as reported	$0.39	$0.27
Diluted - pro forma	$0.37	$0.26

Nordson Corporation

10.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first quarter of 2005 and 2004:

Thirteen weeks ended	January 30, 2005	February 1, 2004

(In thousands)
Beginning balance	$4,121	$3,030
Accruals for warranties	800	819
Warranty payments	(658)	(665)
Currency effect	140	61

Ending balance	$4,403	$3,245

11.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2004.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, circuit board assembly, electronics, food and beverage, furniture, medical, metal finishing, nonwoven products, packaging, semiconductor and telecommunications. Nordson sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Finishing and	Advanced
	Nonwoven Fiber	Coating	Technology	Corporate	Total

(In thousands)
Thirteen weeks ended
January 30, 2005
Net external sales	$114,962	$33,688	$41,516	$—	$190,166
Operating profit	18,343	695	6,862	(2,150)	23,750

Thirteen weeks ended
February 1, 2004
Net external sales	$106,101	$29,200	$35,339	$—	$170,640
Operating profit	14,802	569	4,999	(2,230)	18,140

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	January 30, 2005	February 1, 2004

(In thousands)
Total profit for reportable segments	$23,750	$18,140
Interest expense	(3,296)	(3,989)
Interest and investment income	346	174
Other-net	483	99

Consolidated income before income taxes	$21,283	$14,424

The Company has significant sales in the following geographic regions:

Thirteen weeks ended	January 30, 2005	February 1, 2004

(In thousands)
United States	$60,285	$57,913
Americas	14,554	9,476
Europe	70,828	65,875
Japan	21,469	18,072
Asia Pacific	23,030	19,304

Total net external sales	$190,166	$170,640

Nordson Corporation

12.	Pension and other postretirement plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2005 as compared with 2004 were:

	Pension Benefits		Other Postretirement Benefits
Thirteen weeks ended	January 30, 2005	February 1, 2004	January 30, 2005	February 1, 2004

(In thousands)
Service cost	$1,323	$1,174	$331	$301
Interest cost	2,412	2,130	545	511
Expected return on plan assets	(2,355)	(1,970)	—	—
Amortization of prior service cost	152	55	(147)	(139)
Amortization of transition obligation	—	23	—	—
Recognized net actuarial loss (gain)	588	398	272	169

Total benefit cost	$2,120	$1,810	$1,001	$842

13.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $829,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $583,000 through the first quarter of 2005. The remaining amount of $246,000 is recorded in accrued liabilities in the January 30, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. As of January 30, 2005, EU Member States continue to develop legislation to implement these Directives.

During 2004, the Company established a project management team whose efforts are directed at assessing the impact of the Directives on the Company’s supply chain management and manufacturing processes and developing a strategy to permit the Company to react and comply with legislation enacted by Member States. The cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

Nordson Corporation

14.	Subsequent events. On February 11, 2005, the Company announced it had reached an agreement to purchase hhs Leimauftrags-Systeme GmbH (“hhs”), a manufacturer of cold glue and hot melt adhesive dispensing technologies and quality control monitoring systems for the print finishing, paper and paperboard converting, and wood assembly industries. Headquartered in Germany, hhs has annual sales of approximately $32 million.

On February 8, 2005, the Company exercised a purchase option it held on a manufacturing and office building in Dawsonville, Georgia. Cash of approximately $2.8 million was used to purchase the building.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the first quarter of 2005 were $190.2 million, an 11.4% increase from sales of $170.6 million for the comparable period of 2004. Volume gains made up 7.7% of the increase, with favorable currency effects traced to the weaker U.S dollar making up the remainder of the increase.

Sales of the Company’s adhesive dispensing segment were up 3.8% on a currency-neutral basis. The effect of the weaker U.S. dollar added an additional 4.6% to sales. Increased sales in the packaging and automotive business were partially offset by lower fiber system sales. Advanced technology segment sales were up 17.5% from 2004. The increase can be traced to volume increases of 16.0% and 1.5% from currency effects. Within this segment, the Asymtek business, which sells to customers in the semiconductor, printed circuit board and electronic assembly industries, was especially strong, with volume up over 30 percent from 2004. Sales of the finishing and coating segment were up 15.4%. The increase consisted of volume gains of 12.1% and 3.3% due to currency effects. Higher sales of powder systems in Japan and Asia Pacific contributed to the increase.

First quarter sales volume was up in all five geographic regions in which the Company operates, except for Europe, where volume decreased less than 1% due to lower fiber system sales. Volume was up 4.1% in the United States, 16.0% in Japan, 49.8% in the Americas and 18.2% in Asia Pacific.

Operating Profit

Operating profit, as a percentage of sales, was 12.5% in the first quarter of 2005, up from 10.6% in 2004. Operating profit, as a percent of sales, was higher across all three segments reflecting improved absorption effects relative to the relationship of higher revenue to operating cost levels. The largest improvement was seen in the Advanced Technology segment where operating profit as a percentage of sales increased to 16.5% in 2005 from 14.1% in 2004.

Nordson Corporation

The first quarter gross margin percentage was 56.0% in 2005 compared to 54.4% in 2004. Favorable currency effects added .4 % to the gross margin rate. Margins in 2004 were negatively impacted by a low margin fiber engineered system sale of approximately $5 million.

Selling and administrative expenses in 2005 were up 10.8% from 2004. Currency translation effects accounted for 3.3% of the increase, with the balance traced to compensation increases and higher employee benefit costs. Expenses as a percent of sales decreased slightly to 43.5% in 2005 from 43.8% for the first quarter of 2004.

Net Income

First quarter interest expense decreased $693,000 from the prior year, primarily as a result of lower borrowing levels. Other income in 2005 increased $384,000 from 2004 largely due to currency gains in the current year. The Company’s effective tax rate was 32.5% in the first quarter of 2005, down from 33.0% last year.

Net income for the first quarter of 2005 was $14.4 million or $.39 per share on a diluted basis compared with $9.7 million or $.27 per share on a diluted basis in 2004.

Foreign Currency Effects

In the aggregate, average exchange rates for the first quarter of 2005 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2004 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2005 were translated at exchange rates in effect during the first quarter of 2004, sales would have been approximately $6.3 million lower while third-party costs and expenses would have been approximately $4.4 million lower.

Financial Condition

During the first quarter of 2005, net assets increased $22.4 million. This increase is primarily the result of translating foreign net assets at the end of the first quarter when the U.S. dollar was weaker against other currencies than at the prior year-end, as well as net income and issuance of common stock related to stock options. Offsetting these increases were dividend payments.

Cash and cash equivalents increased $15.8 million in the first quarter of 2005. Cash provided by operations was $7.6 million, cash generated by the exercise of stock options was $2.2 million, net proceeds from the sale of marketable securities was $13.8 million, and proceeds from short-term borrowings were $2.1 million. Cash was used for dividend payments of $5.8 million, repayment of capital lease obligations of $1.2 million, and for capital expenditures of $3.1 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Receivables and accounts payable decreased as a result of the traditionally lower level of business activity in the Company’s first fiscal quarter compared its fourth fiscal quarter. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter. In the first quarter of 2005, other long-term liabilities reflected higher deferred tax liabilities and an increase in deferred compensation, as compared to 2004 year-end.

Cash provided by operations in the first quarter of 2005 was down $16.1 million from the first quarter of 2004. The decrease is primarily due to higher bonus and profit sharing payments in 2005 and to accounts payable, which decreased more than $11 million in the first quarter of 2005 but increased slightly in the first quarter of 2004.

On February 11, 2005, the Company announced it had reached an agreement to purchase hhs Leimauftrags-Systeme GmbH (“hhs”), a manufacturer of cold glue and hot melt adhesive dispensing technologies and quality

Nordson Corporation

control monitoring systems for the print finishing, paper and paperboard converting, and wood assembly industries. Headquartered in Germany, hhs has annual sales of approximately $32 million.

On February 8, 2005, the Company exercised a purchase option it held on a manufacturing and office building in Dawsonville, Georgia. Cash of approximately $2.8 million was used to purchase the building.

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

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2004. During the first quarter of 2005 there were no material changes in these policies.

Outlook

The Company expects sales volume to increase 5 to 6 percent in the second quarter of 2005 compared to the same quarter of 2004. The effect of the weaker U.S. dollar will add approximately 2 percent to reported sales, bringing the total expected sales increase to 7 to 8 percent. Gross margins and operating expenses as a percent of sales for the second quarter of 2005 should be approximately the same as the second quarter of 2004. This would result in diluted earnings per share in the $.50 to $.55 range for the second quarter. Sales volume for the full year is expected to be approximately 5 to 6 percent higher than 2004, excluding the effect of acquisitions.

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

Nordson Corporation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 14, 2005. The information disclosed has not changed materially in the interim period since October 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of January 30, 2005. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended January 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $829,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $583,000 through the first quarter of 2005. The remaining amount of $246,000 is recorded in accrued liabilities in the January 30, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. As of January 30, 2005, EU Member States continue to develop legislation to implement these Directives.

During 2004, the Company established a project management team whose efforts are directed at assessing the impact of the Directives on the Company’s supply chain management and manufacturing processes and developing a strategy to permit the Company to react and comply with legislation enacted by Member States. The cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. During the first quarter of 2005, no shares were purchased under this program or otherwise.

Nordson Corporation

ITEM 6. EXHIBITS

Exhibits: The Company filed a Form 8-K report on January 6, 2005 disclosing certain nonqualified deferred compensation arrangements for directors and executive officers. The arrangements are presented in this Form 10-Q as Exhibits 10.1 through 10.3.

Exhibit Number:

10.1	The Nordson Corporation 2005 Deferred Compensation Plan.

10.2	The Nordson Corporation 2005 Excess Defined Benefit Pension Plan.

10.3	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2005	Nordson Corporation

	By:	/s/ PETER S. HELLMAN
Peter S. Hellman President, Chief Financial and Administrative Officer (Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA
Nicholas D. Pellecchia Vice President, Finance and Controller (Principal Accounting Officer)