Form 10-Q
period 2005-05-01
NORDSON CORP
filed 2005-06-06
CIK 72331

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares with no par value as of April 29, 2005: 36,474,587

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
(In thousands, except for per share data)
Sales	$207,623	$196,602	$397,789	$367,242

Operating costs and expenses:
Cost of sales	92,068	83,976	175,693	161,743
Selling and administrative expenses	87,377	84,499	170,168	159,232

	179,445	168,475	345,861	320,975

Operating profit	28,178	28,127	51,928	46,267

Other income (expense):
Interest expense	(3,479)	(3,858)	(6,775)	(7,847)
Interest and investment income	447	450	793	624
Other - net	747	166	1,230	265

	(2,285)	(3,242)	(4,752)	(6,958)

Income before income taxes	25,893	24,885	47,176	39,309

Income taxes	8,415	8,212	15,332	12,972

Net income	$17,478	$16,673	$31,844	$26,337

Average common shares	36,320	35,372	36,273	34,970

Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	826	1,103	900	1,083

Average common shares and common share equivalents	37,146	36,475	37,173	36,053

Basic earnings per share	$0.48	$0.47	$0.88	$0.75

Diluted earnings per share	$0.47	$0.46	$0.86	$0.73

Dividends per share	$0.16	$0.155	$0.32	$0.31

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	May 1, 2005	October 31, 2004
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$94,857	$11,176
Marketable securities	315	49,403
Receivables	163,698	175,013
Inventories	87,289	85,330
Deferred income taxes	38,548	37,093
Prepaid expenses	6,588	6,257

Total current assets	391,295	364,272

Property, plant and equipment - net	113,123	111,607
Goodwill - net	332,038	331,659
Other intangible assets - net	16,551	17,331
Other assets	15,915	15,679

	$868,922	$840,548

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$15,544	$15,301
Accounts payable	49,371	58,740
Current maturities of long-term debt	12,290	12,290
Other current liabilities	109,318	110,579

Total current liabilities	186,523	196,910

Long-term debt	147,468	148,033
Other liabilities	102,831	92,272

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	180,700	174,440
Retained earnings	578,850	558,620
Accumulated other comprehensive loss	(9,954)	(16,471)
Common shares in treasury, at cost	(326,712)	(323,531)
Deferred stock-based compensation	(3,037)	(1,978)

Total shareholders’ equity	432,100	403,333

	$868,922	$840,548

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Twenty-Six Weeks Ended	May 1, 2005	May 2, 2004
(In thousands)
Cash flows from operating activities:
Net income	$31,844	$26,337
Depreciation and amortization	12,782	13,794
Changes in operating assets and liabilities	3,548	9,692
Other	8,492	3,346

Net cash provided by operating activities	56,666	53,169

Cash flows from investing activities:
Additions to property, plant and equipment	(8,331)	(4,873)
Proceeds from sale of marketable securities	108,765	—
Purchases of marketable securities	(59,677)	(295)
Consolidation of joint venture	—	295
Acquisition of new business	(605)	—

Net cash used in investing activities	40,152	(4,873)

Cash flows from financing activities:
Repayment of short-term borrowings	(570)	(50,325)
Repayment of capital lease obligations	(2,346)	(2,111)
Issuance of common shares	3,149	41,204
Purchase of treasury shares	(2,012)	(872)
Tax benefit from the exercise of stock options	84	219
Dividends paid	(11,614)	(10,802)

Net cash used in financing activities	(13,309)	(22,687)
Effect of exchange rate changes on cash	172	449

Increase in cash and cash equivalents	83,681	26,058
Cash and cash equivalents:
Beginning of year	11,176	6,945

End of quarter	$94,857	$33,003

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

May 1, 2005

1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 1, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue Recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Marketable Securities. During fiscal 2004, the Company began investing in auction rate securities, which are associated with municipal bond offerings, and have final maturity dates ranging from 2016 to 2046. These securities were previously classified as cash and cash equivalents because there is a mechanism in place to remarket them at least monthly, offering ready liquidity. The Company began to classify them as marketable securities in fiscal 2005. The accompanying October 31, 2004 Balance Sheet has been adjusted to reflect the reclassification of $49,075,000 from cash and cash equivalents to marketable securities. They were classified as available for sale and were recorded at quoted market prices that approximate cost. This reclassification had no impact on the Company’s debt covenants or interest expense. All of these securities were sold during the second quarter of 2005.

5.	Accounting Changes. In May 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. The Company’s measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because benefits under the Company’s plan are not actuarially equivalent to Medicare Part D. The adoption of FSP No. 106-2 had no effect on the Company’s financial condition or results of operations.

Nordson Corporation

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123 (R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the first quarter of fiscal 2006 as a result of an extension granted by the Securities and Exchange Commission on April 14, 2005 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

6.	Inventories. Inventories consisted of the following:

	May 1, 2005	October 31, 2004

(In thousands)
Finished goods	$47,560	$45,889
Work-in-process	12,881	12,310
Raw materials and finished parts	42,787	43,254

	103,228	101,453
Obsolescence and valuation reserves	(7,285)	(7,361)
LIFO reserve	(8,654)	(8,762)

	$87,289	$85,330

7.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,009,000) secured by land and building and expires on January 31, 2006. The other guarantee is for $2,300,000 and expires on October 31, 2005.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at May 1, 2005 was Euro 2 million (approximately $2,573,000) and will decline ratably as semi-annual principal payments are made by the customer beginning later in 2005. The Company has recorded $1,161,000 in other current liabilities related to this guarantee. The recorded amount will be adjusted as the customer makes payments.

Nordson Corporation

8.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the two quarters ended May 1, 2005 by operating segment are as follows:

	Adhesive Dispensing &		Advanced
	Nonwoven Fiber	Finishing &	Technology
	Systems	Coating Systems	Systems	Total

(In thousands)
Balance at October 31, 2004	$30,715	$3,438	$297,506	$331,659
Currency effect	238	26	115	379

Balance at May 1, 2005	$30,953	$3,464	$297,621	$332,038

Information regarding the Company’s intangible assets subject to amortization is as follows:

	May 1, 2005
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Core/Developed Technology	$10,400	$3,105	$7,295
Non-Compete Agreements	4,090	1,539	2,551
Patent Costs	2,979	1,797	1,182
Other	6,621	5,989	632

Total	$24,090	$12,430	$11,660

	October 31, 2004
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Core/Developed Technology	$10,400	$2,667	$7,733
Non-Compete Agreements	4,079	1,430	2,649
Patent Costs	2,966	1,628	1,338
Other	6,332	5,612	720

Total	$23,777	$11,337	$12,440

At May 1, 2005 and October 31, 2004, $4,891,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Nordson Corporation

Amortization expense for the thirteen and twenty-six weeks ended May 1, 2005 was $438,000 and $875,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts
(In thousands)
2005	$1,747
2006	$1,623
2007	$1,494
2008	$1,489
2009	$1,212

9.	Comprehensive income. Comprehensive income for the thirteen and twenty-six weeks ended May 1, 2005 and May 2, 2004 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

(In thousands)
Net income	$17,478	$16,673	$31,844	$26,337
Foreign currency translation adjustments	(5,329)	(1,808)	6,517	4,261

Comprehensive income	$12,149	$14,865	$38,361	$30,598

Accumulated other comprehensive loss at May 1, 2005 consisted of net foreign currency translation adjustment credits of $15,500,000 offset by $25,454,000 of minimum pension liability adjustments. At May 2, 2004 it consisted of net foreign currency translation adjustment credits of $6,769,000 offset by $22,804,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at May 1, 2005 and May 2, 2004 is as follows:

	May 1, 2005	May 2, 2004

(In thousands)
Beginning balance	$(16,471)	$(20,296)
Current-period change	6,517	4,261

Ending balance	($9,954)	($16,035)

Nordson Corporation

10.	Company Stock Plans. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method. The proforma information for 2004 has been modified to be more consistent with the methodology used to calculate the 2005 amounts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004

Net income, as reported	$17,478	$16,673	$31,844	$26,337

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(814)	(746)	(1,587)	(1,457)

Pro forma net income	$16,664	$15,927	$30,257	$24,880

Earnings per share:
Basic – as reported	$0.48	$0.47	$0.88	$0.75
Basic – pro forma	$0.46	$0.45	$0.83	$0.71

Diluted – as reported	$0.47	$0.46	$0.86	$0.73
Diluted – pro forma	$0.45	$0.44	$0.81	$0.69

11.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first two quarters of 2005 and 2004:

Twenty-six weeks ended	May 1, 2005	May 2, 2004
(In thousands)
Beginning balance	$4,121	$3,030
Accruals for warranties	1,806	969
Warranty payments	(1,700)	(950)
Currency effect	49	50

Ending balance	$4,276	$3,099

Nordson Corporation

12.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2004.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Finishing and	Advanced
	Nonwoven Fiber	Coating	Technology	Corporate	Total
(In thousands)
Thirteen weeks ended May 1, 2005
Net external sales	$125,933	$34,856	$46,834		$207,623
Operating profit	24,174	267	9,482	(5,745)	28,178

Thirteen weeks ended May 2, 2004
Net external sales	$121,797	$29,140	$45,665	$—	$196,602
Operating profit	24,867	(866)	10,893	(6,767)	28,127

Twenty-six weeks ended May 1, 2005
Net external sales	$240,895	$68,544	$88,350		$397,789
Operating profit	42,517	962	16,344	(7,895)	51,928

Twenty-six weeks ended May 2, 2004
Net external sales	$227,898	$58,340	$81,004	$—	$367,242
Operating profit	39,669	(297)	15,892	(8,997)	46,267

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	May 1, 2005	May 2, 2004
(In thousands)
Total profit for reportable segments	$28,178	$28,127
Interest expense	(3,479)	(3,858)
Interest and investment income	447	450
Other-net	747	166

Consolidated income before income taxes	$25,893	$24,885

Twenty-six weeks ended	May 1, 2005	May 2, 2004
(In thousands)
Total profit for reportable segments	$51,928	$46,267
Interest expense	(6,775)	(7,847)
Interest and investment income	793	624
Other-net	1,230	265

Consolidated income before income taxes	$47,176	$39,309

     The Company has significant sales in the following geographic regions:

Thirteen weeks ended	May 1, 2005	May 2, 2004
(In thousands)
United States	$71,651	$64,433
Americas	13,630	12,856
Europe	76,574	73,925
Japan	20,295	21,564
Asia Pacific	25,473	23,824

Total net external sales	$207,623	$196,602

Twenty-six weeks ended	May 1, 2005	May 2, 2004
(In thousands)
United States	$131,936	$122,346
Americas	28,184	22,332
Europe	147,402	139,800
Japan	41,764	39,636
Asia Pacific	48,503	43,128

Total net external sales	$397,789	$367,242

Nordson Corporation

13.	Pension and other postretirement plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2005 and 2004 were:

	Pension Benefits		Other Postretirement Benefits
Thirteen weeks ended	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
Service cost	$1,479	$1,501	$332	$301
Interest cost	2,640	2,540	545	511
Expected return on plan assets	(2,548)	(2,236)	—	—
Amortization of prior service cost	159	71	(147)	(138)
Amortization of transition obligation	—	38	—	—
Recognized net actuarial loss (gain)	634	472	168	109

Total benefit cost	$2,364	$2,386	$898	$783

	Pension Benefits		Other Postretirement Benefits
Twenty-six weeks ended	May 1, 2005	May 2, 2004	May 1, 2005	May 2, 2004
Service cost	$2,802	$2,675	$663	$602
Interest cost	5,052	4,670	1,090	1,022
Expected return on plan assets	(4,903)	(4,206)	—	—
Amortization of prior service cost	311	126	(294)	(277)
Amortization of transition obligation	—	61	—	—
Recognized net actuarial loss (gain)	1,222	870	440	278

Total benefit cost	$4,484	$4,196	$1,899	$1,625

14.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $829,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $583,000 through the second quarter of 2005. The remaining amount of $246,000 is recorded in accrued liabilities in the May 1, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the

Nordson Corporation

collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. As of May 1, 2005, EU Member States continue to develop legislation to implement these Directives.

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

15.	Acquisition. On March 15, 2005 the Company acquired full ownership of H.P. Solutions Inc., d/b/a H.F. Johnson Manufacturing Co., a California machining company that performed services for the Company’s Asymtek business. The cost of the acquisition was $614,000, which was allocated to net tangible assets. The purchase price allocation is based on preliminary estimates, which may be revised at a later date. Operating results of H.P. Solutions are included in the Consolidated Statement of Income effective March 15, 2005.

On February 11, 2005, the Company announced it had reached an agreement to purchase hhs Leimauftrags-Systeme GmbH (“hhs”), a manufacturer of cold glue and hot melt adhesive dispensing technologies and quality control monitoring systems for the print finishing, paper and paperboard converting, and wood assembly industries. Headquartered in Germany, hhs has annual sales of approximately $32 million. This acquisition has not yet occurred and is still under review by the German Federal Cartel Office.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the second quarter of 2005 were $207.6 million, a 5.6% increase from sales of $196.6 million for the comparable period of 2004. Volume gains made up 3.0% of the increase, with favorable currency effects traced to the weaker U.S dollar making up the remainder of the increase.

Sales volume for the Company’s Finishing and Coating segment increased 17% from 2004. Higher sales of powder and container systems in Europe and Asia contributed to this increase. Sales volume for the Company’s Adhesive Dispensing and Nonwoven Fiber segment was flat compared to the prior year. Higher fiber system sales were offset by lower packaging and nonwoven sales. Volume of the Advanced Technology Segment was up 2%, with the UV Curing and March Plasma businesses each showing increases of more than 10%.

On a geographic basis, second quarter sales volume was up 11% in the United States, 5% in Asia and 3% in the Americas region. These increases were partially offset by decreases of 8% in Japan and 1% in Europe.

Nordson Corporation

On a year-to-date basis, 2005 worldwide sales were $397.8 million, up 8.3% from 2004. Sales volume increased 5.2%, while favorable currency effects increased sales by 3.1%. Volume was up 14% in the Finishing and Coating segment, driven by higher powder system sales. Sales volume for the Advanced Technology segment was up 8%. Within this segment, the March Plasma and Asymtek businesses were particularly strong. Volume for the Adhesive Dispensing and Nonwoven Fiber segment increased 2%, with shipments to Packaging and Product Assembly customers up 2%. Higher automotive sales were offset by lower fiber system sales.

Sales volume for the twenty-six weeks ended May 1, 2005 was up 8% in the United States, 3% in Japan, 23% in the Americas region and 11% in Asia. European sales volume was down 1%, where there was a large fiber system sale in the first half of 2004.

Operating Profit

The gross margin percentage for the second quarter of 2005 was 55.7%, down from 57.3% for the second quarter of 2004. The year-to-date gross margin percentage decreased slightly to 55.8% from 56.0% last year. Favorable currency effects added approximately 0.5% to the margin rate for both the second quarter and year-to-date. Margins were negatively impacted by both product and geographic sales mix, as well as pricing issues in the Finishing and Coating segment.

Selling and administrative expenses increased 3.4% and 6.9% for the thirteen and twenty-six weeks ended May 1, 2005 compared to the comparable periods of 2004. Currency translation effects accounted for 2.0% of the thirteen-week increase and 2.6% of the twenty-six week increase, with the balance traced primarily to compensation increases and higher employee benefit costs. An acquisition in the second half of 2004 and the consolidation of a previously unconsolidated subsidiary also contributed to the increase. As a percent of sales, these expenses decreased to 42.1% from 43.0% for the second quarter and to 42.8% from 43.4% on a year-to-date basis.

Operating profit, as a percentage of sales, was 13.6% in the second quarter of 2005, compared to 14.3% in the second quarter of 2004. For the first half of 2005, operating profit, as a percent of sales was 13.1%, up from 12.6% last year. For the Adhesive Dispensing and Nonwoven Fiber segment, operating profit as a percent of sales was 19% for the second quarter of 2005, compared to 20% in 2004. On a year-to-date basis, the operating profit percentage increased less than 1%. Operating profit as a percent of sales for the Advanced Technology segment decreased to 20% for the second quarter of 2005 from 24% last year and decreased to 19% from 20% on a year-to-date basis. The decreases were primarily due to higher operating expenses in 2005. The Finishing and Coating segment generated small operating profits for the second quarter and first half of 2005, after small losses in 2004. The improvement in 2005 is primarily due to the sales increase.

Net Income

Compared to 2004, interest expense decreased $.4 million for the second quarter and $1.1 million for the first half as a result of lower borrowing levels. Other income increased $.6 million for the quarter and $1.0 million for the first half, largely due to foreign exchange gains. The Company’s effective tax rate was 32.5% in 2005, down from 33.0% last year.

Net income for the second quarter of 2005 was $17.5 million or $.47 per share on a diluted basis compared with $16.7 million or $.46 per share on a diluted basis in 2004. Year-to-date net income in 2005 was $31.8 million or $.86 per share, compared to $26.3 million or $.73 per share last year.

Nordson Corporation

Foreign Currency Effects

In the aggregate, average exchange rates for the second quarter and first half of 2005 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2004 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the second quarter 2005 were translated at exchange rates in effect during the second quarter of 2004, sales would have been approximately $5.1 million lower while third-party costs and expenses would have been approximately $3.0 million lower. If the 2005 year-to-date transactions were translated at exchange rates in effect during 2004, sales would have been approximately $11.4 million lower and third party costs would have been approximately $7.4 million lower.

Financial Condition

During the first half of 2005, net assets increased $28.8 million. This increase is primarily the result of net income and the effect of translating foreign net assets at the end of the second quarter earnings when the U.S. dollar was weaker against other currencies than at the prior year-end. Offsetting these increases were dividend payments of $11.6 million.

Cash and cash equivalents increased $83.7 million from the 2004 year-end. Cash provided by operations was $56.7 million, net proceeds from the sale of marketable securities were $49.1 million, and cash generated by the exercise of stock options was $3.1 million. Cash was used for dividend payments of $11.6 million, capital expenditures of $8.3 million, the purchase of $2.0 million of treasury stock and $.6 million for the acquisition of a company (see Note 15). Capital expenditures included $2.8 million to purchase a building in Dawsonville, Georgia used for manufacturing and office space. This building was previously leased. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.

Receivables and accounts payable decreased as a result of the traditionally lower level of business activity in the Company’s second fiscal quarter compared its fourth fiscal quarter. In 2005, other long-term liabilities reflected higher deferred tax liabilities and an increase in deferred compensation, as compared to 2004 year-end.

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

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2004. During the first half of 2005 there were no material changes in these policies.

Nordson Corporation

Outlook

The Company expects sales volume to increase 3% to 5% for the third quarter of 2005 compared to 2004. The effect of the weaker U.S. dollar will add approximately 3% to reported sales, bringing the total expected sales increase to 6% to 8%. Sales volume for the full year of 2005 is expected to increase 4% to 5%, with the effect of the weaker U.S. dollar adding approximately 3% to reported sales. Gross margins for the second half of 2005 should be about 55%, and operating expenses for the remainder of 2005 are expected to be consistent with second quarter 2005 levels. This would result in diluted earnings per share in the $.48 to $.52 range for the third quarter and $2.00 to $2.05 for the year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Form 10-K filed by the Company on January 14, 2005. The information disclosed has not changed materially during fiscal 2005.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of May 1, 2005. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the quarter ended May 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $829,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $583,000 through the second quarter of 2005. The remaining amount of $246,000 is recorded in accrued liabilities in the May 1, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. As of May 1, 2005, EU Member States continue to develop legislation to implement these Directives.

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

Nordson Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the second quarter of 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs *	or Programs

January 31, 2005 to February 27, 2005	—		—	1,975,000
February 28, 2005 to March 27, 2005	—		—	1,975,000
March 28, 2005 to May 1, 2005	49,000	$31.94	49,000	1,926,000

Total	49,000		49,000

*	In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market through October 2006. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program is funded using the Company’s working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Nordson Corporation was held on February 22, 2005 for the purpose of electing four directors.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Dr. Glenn R. Brown	For: Withheld:	33,522,880 559,051

Peter S. Hellman	For: Withheld:	33,035,963 1,045,968

Joseph P. Keithley	For: Withheld:	33,283,023 798,908

Mary G. Puma	For: Withheld:	32,948,026 1,133,905

Nordson Corporation

ITEM 6. EXHIBITS

Exhibit Number:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2005	Nordson Corporation

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA

Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer)