Form 10-Q
period 2005-07-31
NORDSON CORP
filed 2005-09-06
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares with no par value as of July 29, 2005: 36,312,314

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

(In thousands, except for per share data)
Sales	$201,570	$197,949	$599,359	$565,191

Operating costs and expenses:
Cost of sales	87,748	85,835	263,441	247,578
Selling and administrative expenses	85,794	83,261	255,962	242,493

	173,542	169,096	519,403	490,071

Operating profit	28,028	28,853	79,956	75,120

Other income (expense):
Interest expense	(3,409)	(3,677)	(10,184)	(11,524)
Interest and investment income	622	243	1,415	867
Other — net	(130)	363	1,100	628

	(2,917)	(3,071)	(7,669)	(10,029)

Income before income taxes	25,111	25,782	72,287	65,091

Income taxes	6,520	8,508	21,852	21,480

Net income	$18,591	$17,274	$50,435	$43,611

Average common shares	36,208	35,861	36,251	35,267

Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	635	1,188	812	1,118

Average common shares and common share equivalents	36,843	37,049	37,063	36,385

Basic earnings per share	$0.51	$0.48	$1.39	$1.24

Diluted earnings per share	$0.50	$0.47	$1.36	$1.20

Dividends per share	$0.16	$0.155	$0.48	$0.465

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	July 31, 2005	October 31, 2004

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$63,957	$11,176
Marketable securities	35,715	49,403
Receivables	156,509	175,013
Inventories	90,530	85,330
Deferred income taxes	39,349	37,093
Prepaid expenses	6,570	6,257

Total current assets	392,630	364,272

Property, plant and equipment — net	109,429	111,607
Goodwill — net	331,513	331,659
Other intangible assets — net	16,088	17,331
Other assets	19,563	15,679

	$869,223	$840,548

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$14,423	$15,301
Accounts payable	45,838	58,740
Current maturities of long-term debt	53,810	12,290
Other current liabilities	118,359	110,579

Total current liabilities	232,430	196,910

Long-term debt	101,420	148,033
Other liabilities	103,148	92,272

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	180,876	174,440
Retained earnings	591,645	558,620
Accumulated other comprehensive loss	(17,746)	(16,471)
Common shares in treasury, at cost	(332,037)	(323,531)
Deferred stock-based compensation	(2,766)	(1,978)

Total shareholders’ equity	432,225	403,333

	869,223	$840,548

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Thirty-Nine Weeks Ended	July 31, 2005	August 1, 2004

(In thousands)
Cash flows from operating activities:
Net income	$50,435	$43,611
Depreciation and amortization	19,117	20,152
Changes in operating assets and liabilities	5,123	(6,522)
Other	6,109	5,177

Net cash provided by operating activities	80,784	62,418

Cash flows from investing activities:
Additions to property, plant and equipment	(10,718)	(7,059)
Proceeds from sale of marketable securities	118,765	—
Purchases of marketable securities	(105,077)	(3,045)
Consolidation of joint venture	—	295
Acquisition of new business	(557)	(4,013)

Net cash used in investing activities	2,413	(13,822)

Cash flows from financing activities:
Repayment of short-term borrowings	(929)	(49,400)
Repayment of long-term debt	(4,290)	(13,349)
Repayment of capital lease obligations	(3,612)	(3,166)
Issuance of common shares	3,369	56,089
Purchase of treasury shares	(7,418)	(2,240)
Tax benefit from the exercise of stock options	84	385
Dividends paid	(17,409)	(16,341)

Net cash used in financing activities	(30,205)	(28,022)
Effect of exchange rate changes on cash	(211)	673

Increase in cash and cash equivalents	52,781	21,247
Cash and cash equivalents:
Beginning of year	11,176	6,945

End of quarter	$63,957	$28,192

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2005
1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2004. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Revenue Recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. The remaining revenues are recognized upon delivery.

3.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

4.	Marketable Securities. During fiscal 2004 and 2005, the Company began investing in auction rate and variable rate demand obligation securities, which are associated with municipal bond offerings, and have final maturity dates ranging from 2016 to 2046. These securities were previously classified as cash and cash equivalents. Based on the terms of the security agreements, the Company began to classify the auction rate securities and a portion of the variable rate demand obligation securities as marketable securities in fiscal 2005. The accompanying October 31, 2004 Balance Sheet has been adjusted to reflect the reclassification of $49,075,000 in auction rate securities from cash and cash equivalents to marketable securities. They are classified as available for sale and are recorded at quoted market prices that approximate cost. This reclassification had no impact on the Company’s debt covenants or interest expense.

5.	Accounting Changes. In May 2004, the FASB issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. (See Note 13).

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the first quarter of fiscal 2006 as a result of an extension granted by the Securities and Exchange Commission on April 14, 2005 and has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, which is defined as waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The adoption of FSP FAS No. 143-1 will not have a material effect on the Company’s consolidated results of operations or financial condition.

Nordson Corporation
6.	Inventories. Inventories consisted of the following:

	July 31, 2005	October 31, 2004

(In thousands)
Finished goods	$49,212	$45,889
Work-in-process	14,633	12,310
Raw materials and finished parts	42,445	43,254

	106,290	101,453
Obsolescence and valuation reserves	(7,135)	(7,361)
LIFO reserve	(8,625)	(8,762)

	$90,530	$85,330

7.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $2,960,000) secured by land and building and expires on January 31, 2006. The other guarantee is for $2,300,000 and expires on October 31, 2005.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at July 31, 2005 was Euro 2 million (approximately $2,425,000) and will decline ratably as semi-annual principal payments are made by the customer beginning later in 2005. The Company has recorded $1,161,000 in other current liabilities related to this guarantee. The recorded amount will be adjusted as the customer makes payments.

8.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the three quarters ended July 31, 2005 by operating segment are as follows:

	Adhesive
	Dispensing &		Advanced
	Nonwoven Fiber	Finishing &	Technology
	Systems	Coating Systems	Systems	Total

(In thousands)
Balance at October 31, 2004	$30,715	$3,438	$297,506	$331,659
Currency effect	(129)	(43)	26	(146)

Balance at July 31, 2005	$30,586	$3,395	$297,532	$331,513

Nordson Corporation
Information regarding the Company’s intangible assets subject to amortization is as follows:

	July 31, 2005
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Core/Developed Technology	$10,400	$3,324	$7,076
Non-Compete Agreements	4,072	1,594	2,478
Patent Costs	2,957	1,877	1,080
Other	6,313	5,750	563

Total	$23,742	$12,545	$11,197

	October 31, 2004
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Core/Developed Technology	$10,400	$2,667	$7,733
Non-Compete Agreements	4,079	1,430	2,649
Patent Costs	2,966	1,628	1,338
Other	6,332	5,612	720

Total	$23,777	$11,337	$12,440

At July 31, 2005 and October 31, 2004, $4,891,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.
Amortization expense for the thirteen and thirty-nine weeks ended July 31, 2005 was $434,000 and $1,309,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts
(In thousands)
2005	$1,740
2006	$1,620
2007	$1,482
2008	$1,472
2009	$1,202

Nordson Corporation
9.	Comprehensive Income. Comprehensive income for the thirteen and thirty-nine weeks ended July 31, 2005 and August 1, 2004 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

(In thousands)
Net income	$18,591	$17,274	$50,435	$43,611
Foreign currency translation adjustments	(7,792)	409	(1,275)	4,670

Comprehensive income	$10,799	$17,683	$49,160	$48,281

Accumulated other comprehensive loss at July 31, 2005 consisted of net foreign currency translation adjustment credits of $7,708,000 offset by $25,454,000 of minimum pension liability adjustments. At August 1, 2004 it consisted of net foreign currency translation adjustment credits of $7,178,000 offset by $22,804,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at July 31 1, 2005 and August 1, 2004 is as follows:

	July 31, 2005	August 1, 2004

(In thousands)
Beginning balance	$(16,471)	$(20,296)
Current-period change	(1,275)	4,670

Ending balance	($17,746)	($15,626)

10.	Company Stock Plans. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method. The proforma information for 2004 has been modified to be more consistent with the methodology used to calculate the 2005 amounts.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

(In thousands, except for per share data)
Net income, as reported	$18,591	$17,274	$50,435	$43,611
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(800)	(729)	(2,394)	(2,186)

Pro forma net income	$17,791	$16,545	$48,041	$41,425

Earnings per share:
Basic — as reported	$0.51	$0.48	$1.39	$1.24
Basic — pro forma	$0.49	$0.46	$1.33	$1.17

Diluted — as reported	$0.50	$0.47	$1.36	$1.20
Diluted — pro forma	$0.48	$0.45	$1.30	$1.14

Nordson Corporation
11.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first three quarters of 2005 and 2004:

Thirty-nine weeks ended	July 31, 2005	August 1, 2004

(In thousands)
Beginning balance	$4,121	$3,030
Accruals for warranties	2,329	1,367
Warranty payments	(2,679)	(1,494)
Currency effect	(93)	52

Ending balance	$3,678	$2,955

12.	Operating Segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2004.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation
The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Finishing and	Advanced
	Nonwoven Fiber	Coating	Technology	Corporate	Total

(In thousands)
Thirteen weeks ended July 31, 2005
Net external sales	$119,093	$32,514	$49,963		$201,570
Operating profit	22,439	(530)	11,067	(4,948)	28,028

Thirteen weeks ended August 1, 2004
Net external sales	$123,665	$32,227	$42,057		$197,949
Operating profit	24,924	(143)	8,556	(4,484)	28,853

Thirty-nine weeks ended July 31, 2005
Net external sales	$359,988	$101,058	$138,313		$599,359
Operating profit	64,956	432	27,411	(12,843)	79,956

Thirty-nine weeks ended August 1, 2004
Net external sales	$351,563	$90,567	$123,061		$565,191
Operating profit	64,593	(440)	24,448	(13,481)	75,120

Nordson Corporation
    A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Thirteen weeks ended	July 31, 2005	August 1, 2004
(In thousands)
Total profit for reportable segments	$28,028	$28,853
Interest expense	(3,409)	(3,677)
Interest and investment income	622	243
Other-net	(130)	363

Consolidated income before income taxes	$25,111	$25,782

Thirty-nine weeks ended	July 31, 2005	August 1, 2004
(In thousands)
Total profit for reportable segments	$79,956	$75,120
Interest expense	(10,184)	(11,524)
Interest and investment income	1,415	867
Other-net	1,100	628

Consolidated income before income taxes	$72,287	$65,091
     The Company has significant sales in the following geographic regions:

Thirteen weeks ended	July 31, 2005	August 1, 2004
(In thousands)
United States	$66,236	$66,205
Americas	14,156	15,107
Europe	72,086	74,953
Japan	20,369	18,601
Asia Pacific	28,723	23,083

Total net external sales	$201,570	$197,949

Thirty-nine weeks ended	July 31, 2005	August 1, 2004
(In thousands)
United States	$198,172	$188,551
Americas	42,340	37,439
Europe	219,488	214,753
Japan	62,133	58,237
Asia Pacific	77,226	66,211

Total net external sales	$599,359	$565,191

Nordson Corporation
13.	Pension and Other Postretirement Plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2005 and 2004 were:

	Pension Benefits		Other Postretirement Benefits
Thirteen weeks ended	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
(In thousands)
Service cost	$1,397	$1,547	$80	$273
Interest cost	2,525	2,901	351	504
Expected return on plan assets	(2,453)	(3,055)	—	—
Amortization of prior service cost	156	74	(238)	(156)
Amortization of transition obligation	—	31	—	—
Recognized net actuarial loss (gain)	611	420	320	504

Total benefit cost	$2,236	$1,918	$513	$1,125

	Pension Benefits		Other Postretirement Benefits
Thirty-nine weeks ended	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
(In thousands)
Service cost	$4,199	$4,222	$743	$875
Interest cost	7,577	7,571	1,441	1,526
Expected return on plan assets	(7,356)	(7,261)	—	—
Amortization of prior service cost	467	200	(532)	(433)
Amortization of transition obligation	—	92	—	—
Recognized net actuarial loss (gain)	1,833	1,290	760	782

Total benefit cost	$6,720	$6,114	$2,412	$2,750

In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As such, the benefit was reflected as an actuarial gain during the third quarter. As a result, the Company’s Accumulated Postretirement Benefit Obligation was reduced by $10.5 million, with an expense reduction of approximately $1,651,000 in 2005, $1,238,000 of which was recognized in the third quarter. This gain was partially offset by actuarial losses from demographic and from claim and underwriting sources.

Nordson Corporation
14.	Income Taxes. A reconciliation of the United States statutory federal tax rate to the worldwide consolidated effective tax rate follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(1.95)	(3.73)	(2.70)	(3.73)
Foreign tax rate variances, net of foreign tax credits and reduction of valuation allowance	(13.82)	(0.52)	(5.91)	(0.52)
State and local taxes, net of federal income tax benefit	4.46	2.20	2.99	2.20
Ohio deferred tax write-off, net of federal tax benefit	2.11	—	0.73	—
Other – net	0.16	0.05	0.12	0.05

Effective tax rate	25.96%	33.00%	30.23%	33.00%

The American Jobs Creation Act of 2004 (Jobs Act) repealed the extraterritorial income exclusion rules of the Internal Revenue Code that allowed a portion of income from export activities to be excluded from U.S. taxable income. This legislation also repealed certain restrictions relative to the computation of foreign trade income used in the determination of foreign tax credits that can be utilized in a given year.

As a result of this legislation, the Company has determined that it will be able to utilize additional foreign tax credit carryovers in 2005, resulting in a $3.9 million reduction of a deferred tax valuation allowance in the third quarter. The Company has also determined that an increase in the provision for foreign and U.S. state income taxes is necessary, which resulted in additional income tax expense of $1.5 million. As a result of a recent change in the Ohio Tax Law, the Company also wrote down a deferred state income tax benefit of $.5 million in the third quarter. These adjustments resulted in an effective tax rate of 25.96% in the third quarter. The effective tax rate for the year is estimated to be 30.0%.
15.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.
The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $909,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $829,000 through the third quarter of 2005. The remaining amount of $80,000 is recorded in accrued liabilities in the July 31, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.

Nordson Corporation
The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. In accordance with the WEEE directive, the Company has identified and labeled its products that are affected by the regulations. The Company also has developed a strategy to support recycling of the electrical and electronic equipment and has created a section on its Website to provide customers with information on how to return WEEE-labeled products for proper recycling.

The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. The Company has made the decision to design all of its future products to RoHS standards.

As of July 31, 2005, EU Member States continue to develop legislation to implement these Directives. The future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

16.	Acquisition. On March 15, 2005 the Company acquired full ownership of H.P. Solutions Inc., d/b/a H.F. Johnson Manufacturing Co., a California machining company that performed services for the Company’s Asymtek business. The cost of the acquisition was $567,000, which was allocated to net tangible assets. The purchase price allocation is based on preliminary estimates, which may be revised at a later date. Operating results of H.P. Solutions are included in the Consolidated Statement of Income effective March 15, 2005. Assuming this allocation had taken place at the beginning of 2004, proforma results would not have been materially different.

On February 11, 2005, the Company announced it had reached an agreement to purchase hhs Leimauftrags-Systeme GmbH (“hhs”), a manufacturer of cold glue and hot melt adhesive dispensing technologies and quality control monitoring systems for the print finishing, paper and paperboard converting, and wood assembly industries. On July 25, 2005, the Company announced the agreement had been terminated.

17.	Subsequent Event. On August 26, 2005, Nordson Corporation agreed to repurchase 3,657,667 shares of its common stock from Russell L. Bauknight, trustee of numerous trusts established by Evan W. Nord. The Company agreed to repurchase the shares at an August 26, 2005 market price, which has been reduced for the fiscal year 2005 fourth-quarter cash dividend payment on those shares. The transaction will settle on September 7, 2005 for a cash purchase price of $34.09 per share. These shares represent approximately 10.1 percent of the Company’s outstanding shares. They will be held in treasury by the corporation to be used for corporate purposes. Funds for the purchase will come from cash, marketable securities and previously existing bank credit facilities.

Nordson Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales
Worldwide sales for the third quarter of 2005 were $201.6 million, a 1.8% increase from sales of $197.9 million for the comparable period of 2004. The increase was attributable to favorable currency effects traced to the weaker U.S dollar.
Sales volume for the Company’s Advanced Technology segment increased 19% from 2004, primarily due to higher sales of the Asymtek and March Plasma business units. Volume of the Company’s Adhesive Dispensing and Nonwoven Fiber segment decreased 6% from the third quarter of 2004, largely due to lower sales of the nonwovens and coating businesses. The decrease was partially offset by an increase of 4% in shipments to packaging customers. Finishing and Coating segment sales were down 1% from 2004.
On a geographic basis, second quarter sales volume was up 22% in Asia and 8% in the Japan. These increases were offset by sales volume decreases of 7% in Europe and 10% in the Americas region. Volume was flat in the U.S. region.
On a year-to-date basis, 2005 worldwide sales were $599.4 million, up 6.0% from 2004. Sales volume increased 3.3%, while favorable currency effects increased sales by 2.7%. Volume was up 12% in the Advanced Technology segment. Within this segment, the March Plasma and Asymtek businesses were particularly strong. Volume was up 9% in the Finishing and Coating segment, driven by higher powder system and container sales. Volume for the Adhesive Dispensing and Nonwoven Fiber segment decreased 1%. Lower nonwoven and coating sales were partially offset by higher sales within the packaging and product assembly businesses.
Sales volume for the thirty-nine weeks ended July 31, 2005 was up 5% in the United States, 4% in Japan, 10% in the Americas region and 15% in Asia. European sales volume was down 3%, where there was a large fiber system sale in 2004.
Operating Profit
The gross margin percentage for the third quarter of 2005 was 56.5%, down slightly from 56.6% for the third quarter of 2004. The year-to-date gross margin percentage also decreased slightly to 56.0% from 56.2% last year. Favorable currency effects added approximately 0.4% to the margin rate for both the third quarter and year-to-date. Margins were negatively impacted by both product and geographic sales mix, as well as pricing pressures in the Finishing and Coating segment.
Selling and administrative expenses increased 3.0% and 5.6% for the thirteen and thirty-nine weeks ended July 31, 2005 compared to the comparable periods of 2004. Currency translation effects accounted for 1.9% of the thirteen-week increase and 2.4% of the year-to date increase, with the balance traced primarily to compensation increases and higher employee benefit costs. An acquisition in the second half of 2004 and the consolidation of a previously unconsolidated subsidiary also contributed to the year-to-date increase. As a percent of sales, these expenses increased to 42.6% from 42.1% for the third quarter but decreased to 42.7% from 42.9% on a year-to-date basis.

Nordson Corporation
Operating profit, as a percentage of sales, was 13.9% in the third quarter of 2005, compared to 14.6% in the third quarter of 2004. For the first nine months of 2005, operating profit as a percent of sales was 13.3%, even with last year. For the third quarter of 2005 operating profit of the Adhesive Dispensing and Nonwoven Fiber segment as a percent of sales was 19%, compared to 20% in 2004. For the same period, the Finishing and Coating segment generated a slightly larger operating loss in 2005 than it did in 2004. These decreases can be traced to the sales volume declines. Operating profit as a percent of sales for the Advanced Technology segment increased to 22% for the third quarter of 2005 from 20% last year, largely due to the 19% increase in sales volume. Operating profit as a percent of sales on a year-to-date basis was even with the prior year for all three segments. The percentage for the Adhesive Dispensing and Nonwoven Fiber segment was 18%, and the percentage for the Advanced Technology segment was 20%. The Finishing and Coating segment operated at almost a breakeven level both years.
Net Income
Compared to 2004, interest expense decreased $.3 million for the third quarter and $1.3 million for the first nine months as a result of lower borrowing levels. Interest and investment income increased for both periods, due to higher marketable security levels. Other income (expense) decreased $.5 million for the third quarter but increased $.5 million for the year-to-date period. The changes were largely driven by foreign exchange gains and losses. The Company’s effective tax rate was 26.0% in third quarter of 2005 and 30.2% on a year-to-date basis, down from 33.0% last year. The decrease was primarily due to the utilization of $3.9 million of foreign tax credit carryovers, partially offset by $1.5 million in higher foreign and U.S. state income tax provisions and a $.5 million write down of a deferred tax asset (see Note 14). The benefit of the foreign tax credit was reflected through the reduction of a previously established valuation allowance.
Net income for the third quarter of 2005 was $18.6 million or $.50 per share on a diluted basis compared with $17.3 million or $.47 per share on a diluted basis in 2004. Year-to-date net income in 2005 was $50.4 million or $1.36 per share, compared to $43.6 million or $1.20 per share last year.
Foreign Currency Effects
In the aggregate, average exchange rates for the third quarter and first nine months of 2005 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2004 periods. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the third quarter 2005 were translated at exchange rates in effect during the third quarter of 2004, sales would have been approximately $4.0 million lower while third-party costs and expenses would have been approximately $2.6 million lower. If the 2005 year-to-date transactions were translated at exchange rates in effect during 2004, sales would have been approximately $15.4 million lower and third party costs would have been approximately $10.0 million lower.

Nordson Corporation
Financial Condition
During the first three quarters of 2005, net assets increased $28.9 million. This increase is primarily the result of net income partially offset by dividend payments and purchases of treasury shares.
Cash and cash equivalents increased $52.8 million from the 2004 year-end. Cash provided by operations was $80.8 million, net proceeds from the sale of marketable securities were $13.7 million, and cash generated by the exercise of stock options amounted to $3.4 million. Cash was used for dividend payments of $17.4 million; capital expenditures of $10.7 million; repayment of short-term borrowings, debt and capital lease obligations of $8.8 million; purchase of treasury stock of $7.4 million; funding of a deferred compensation obligation of $4.1 million; and $.6 million for the acquisition of a company (see Note 15). Capital expenditures included $2.8 million to purchase a building in Dawsonville, Georgia used for manufacturing and office space. This building was previously leased.
Receivables and accounts payable decreased and inventories increased as a result of the traditionally lower level of business activity in the Company’s third fiscal quarter compared its fourth fiscal quarter. In 2005, other long-term liabilities reflected higher deferred tax liabilities and an increase in deferred compensation, as compared to 2004 year-end. Other current liabilities increased primarily due to higher income taxes payable and customer advanced payments.
On August 26, 2005, Nordson Corporation agreed to repurchase 3,657,667 shares of its common stock from Russell L. Bauknight, trustee of numerous trusts established by Evan W. Nord. The Company agreed to repurchase the shares at an August 26, 2005 market price, which has been reduced for the fiscal year 2005 fourth-quarter cash dividend payment on those shares. The transaction will settle on September 7, 2005 for a cash purchase price of $34.09 per share. These shares represent approximately 10.1 percent of the Company’s outstanding shares. They will be held in treasury by the corporation to be used for corporate purposes. Funds for the purchase will come from cash, marketable securities and previously existing bank credit facilities. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
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

Nordson Corporation
Outlook
Sales volume for the fourth quarter of 2005 is expected to increase about 1% from the fourth quarter of 2004, resulting in sales of approximately $230 million. This would result in earnings per share for the fourth quarter of $.62 to $.68, compared to $.53 last year. Full year earnings per share are expected to be in the $1.98 to $2.04 range, up from $1.73 in 2004.
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
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2005. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in the Company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation
Part II – Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company has been identified as a potentially responsible party (PRP) at a Wisconsin municipal landfill and has voluntarily agreed with other PRP’s to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the site and (2) providing clean drinking water to the affected residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in 2005. The Company has committed $909,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements. Against this commitment, the Company has made payments of $829,000 through the third quarter of 2005. The remaining amount of $80,000 is recorded in accrued liabilities in the July 31, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material effect on its financial condition or results of operations.
The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. In accordance with the WEEE directive, the Company has identified and labeled its products that are affected by the regulations. The Company also has developed a strategy to support recycling of the electrical and electronic equipment and has created a section on its Website to provide customers with information on how to return WEEE-labeled products for proper recycling.
The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. The Company has made the decision to design all of its future products to RoHS standards.
As of July 31, 2005, EU Member States continue to develop legislation to implement these Directives. The cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.
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

Nordson Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the third quarter of 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs *	or Programs

May 2, 2005 to May 29, 2005	52,000	$31.72	52,000	1,874,000
May 30, 2005 to June 26, 2005	102,000	$30.76	102,000	1,772,000
June 27, 2005 to July 31, 2005	—		—	1,772,000

Total	154,000		154,000

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

Date: September 6, 2005	Nordson Corporation

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ NICHOLAS D. PELLECCHIA

Nicholas D. Pellecchia
Vice President, Finance and Controller
(Principal Accounting Officer)