Form 10-K
period 2005-10-30
NORDSON CORP
filed 2006-01-13
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2005

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
(440) 892-1580
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares with no par value

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

   Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

   The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of April 29, 2005 was approximately $993,438,000.

   There were 33,000,013 shares of Common Stock outstanding as of December 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2006 Annual Meeting — Part III

i

ii

PART I

NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all amounts related to U.S. and foreign currency and to the number of Nordson Corporation’s Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Item 1. Business

General Description of Business

Nordson Corporation is one of the world’s leading producers of precision dispensing equipment that applies adhesives, sealants and coatings to a broad range of consumer and industrial products during manufacturing operations, helping customers meet quality, productivity and environmental targets. Nordson also produces technology-based systems for curing and surface-treatment processes, as well as life sciences applications.

Nordson products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries.

The company’s strategy for long-term growth is based on a customer-driven focus that is global in scope. Reaching out from its corporate headquarters in Westlake, Ohio, Nordson markets its products through a network of direct operations in 30 countries. Consistent with this strategy, approximately two-thirds of the Company’s revenues are generated outside the United States.

Nordson has more than 3,600 employees worldwide. Principal manufacturing facilities are located in Alabama, California, Florida, Georgia, New Jersey, Ohio and Rhode Island in the United States, as well as in China, Germany, India, The Netherlands and the United Kingdom.

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

Our corporate goal for growth is to double the value of the Company over a five-year period, with the primary measure of value set by the market for the Company’s Common Shares.

While external factors may impact value, the achievement of this goal will rest with earnings growth, capital and human resource efficiency and positioning for the future.

Nordson does not expect every quarter to produce increased sales, earnings and earnings per share, or to exceed the comparative prior year’s quarter. We do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

Growth is achieved by seizing opportunities with existing products and markets, investing in systems to maximize productivity and pursuing growth markets. This strategy is augmented through product line additions, engineering, research and development, and acquisition of companies that can serve multinational industrial markets.

We create benefits for our customers through a Package of Values®, which includes carefully engineered, durable products; strong service support; the backing of a well-established worldwide company with financial and technical strengths; and a corporate commitment to deliver what was promised.

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

Nordson is committed to contributing an average of 5 percent of domestic pretax earnings to human services, education and other charitable activities, particularly in communities where the Company has major facilities.

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” Nordson has reported information about the Company’s three operating segments. This information is contained in Note 16 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

Principal Products and Uses

Nordson offers a full range of equipment that dispenses liquid and powder coatings, adhesives and sealants. Nordson also produces technology-based systems for curing and surface treatment processes. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

Nordson markets its products in the United States and 57 other countries, primarily through a direct sales force and also through qualified distributors and sales representatives. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of its customers.

The following is a summary of the products produced and markets served by the Company’s various businesses:

1. Adhesive Dispensing and Nonwoven Fiber Systems

•	Automotive — Adhesive and sealant dispensing systems used in the automotive, heavy truck and recreational vehicle manufacturing industries.

•	Nonwovens — Systems for producing nonwoven fiber fabrics and equipment for applying adhesives, lotions, liquids and fibers to disposable products.
•	Packaging — Automated adhesive dispensing systems used in the food and beverage and packaged goods industries.
•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries.

2. Advanced Technology Systems

•	Asymtek — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids.

•	EFD — Precision manual and automated dispensers for applying controlled amounts of adhesives, sealants, lubricants and other assembly fluids.
•	March Plasma — Automated gas plasma treatment systems used to clean and condition surfaces for the semiconductor, medical and printed circuit board industries.
•	UV Curing & Drying — Ultraviolet (UV) equipment used in the curing and drying of inks, coatings, adhesives and paints.

3.	Finishing and Coating Systems

•	Container Coating and Curing — Automated and manual dispensing and UV curing systems used to treat and cure food and beverage containers.

•	Liquid Finishing — Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products.
•	Powder Coating — Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products.

Manufacturing and Raw Materials

Nordson’s production operations include machining and assembly. The Company manufactures specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Ohio; St. Petersburg, Florida; Norcross, Swainsboro and Dawsonville, Georgia; Lincoln, Alabama; Carlsbad, California; East Providence, Rhode Island; Phillipsburg, New Jersey in the United States, as well as in Shanghai, China; Luneburg, Germany; Bangalore, India; Maastricht, The Netherlands; and Slough, United Kingdom.

Principal materials used to make Nordson products are metals and plastics, typically in sheets, bar stock, castings, forgings and tubing. Nordson also purchases many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to its products. Suppliers are competitively selected based on cost and quality. All significant raw materials that Nordson uses are available through multiple sources.

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

Seasonal Variation in Business

Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter due in large part to the timing of large, engineered systems shipments. First quarter sales volume is normally the lowest of the year due to customer holiday shutdowns.

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

Customers

The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company’s business. In fiscal 2005, no single customer accounted for 5 percent or more of sales.

Backlog

The Company’s backlog of open orders increased to $77,878 at October 30, 2005 from $77,573 at October 31, 2004. All orders in the fiscal 2005 year-end backlog are expected to be shipped to customers in fiscal 2006.

Government Contracts

Nordson’s business neither includes nor depends upon a significant amount of governmental contracts or subcontracts. Therefore, no material part of the Company’s business is subject to renegotiation or termination at the option of the government.

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

Research and Development

Investments in research and development are important to Nordson’s long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses were approximately $21,478 in fiscal 2005, compared with approximately $22,947 in fiscal 2004 and $22,341 in fiscal 2003.

Environmental Compliance

Compliance with federal, state and local environmental protection laws during fiscal 2005 had no material effect on the Company’s capital expenditures, earnings or competitive position. The Company also does not anticipate a material effect in fiscal 2006.

Employees

As of October 30, 2005, Nordson had 3,653 full-time and part-time employees, including 149 at the Company’s Amherst, Ohio facility represented by a collective bargaining agreement that expires on November 4, 2007. No material work stoppages have been experienced at any of the Company’s facilities.

Available Information

The Company’s proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at www.nordson.com as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Barbara Price, Manager of Shareholder Relations, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

Item 1A. Risk Factors

The Company has determined that Risk Factor disclosure would be inappropriate under the criteria of Item 503(c) of Regulation S-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes the principal properties of the Company as of its fiscal 2005 year-end.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex located on 52 acres of land	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building located on 10 acres of land	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building	143,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(2)	Two manufacturing and office buildings (leased)	91,000
East Providence, Rhode Island(2)	A manufacturing, warehouse, distribution and office complex	75,000
Westlake, Ohio	Corporate headquarters located on 25 acres of land	68,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Branford, Connecticut(3)	A manufacturing and office building (leased)	46,000
Lincoln, Rhode Island(2)	A manufacturing building	44,000
Lincoln, Alabama(1)	A manufacturing and office building	27,000
St. Petersburg, Florida(2)	A manufacturing and office building (leased)	20,000
Phillipsburg, New Jersey(2)	A manufacturing and office building (leased)	8,000
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Erkrath, Germany(1)(3)	An office, laboratory and warehouse building (leased)	63,000
Maastricht, The Netherlands (1)(2)(3)	A manufacturing, distribution center and office building (leased)	48,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Milano, Italy(1)(3)	An office, laboratory and warehouse building (leased)	41,000
Shanghai, China(1)(3)	A manufacturing, warehouse and office complex (leased)	30,000
Lagny Sur Marne, France(1)(3)	An office building (leased)	29,000
Bangalore, India(1)(2)(3)	A manufacturing, warehouse and office building	16,000
Slough, U.K(2)	A manufacturing, warehouse and office building (leased)	10,000
Dunstable, U.K(2)	An office building	6,000

Business Segment — Property Identification Legend

(1)	Adhesive Dispensing and Nonwoven Fiber Systems

(2)	Advanced Technology Systems

(3)	Finishing and Coating Systems

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

Item 3. Legal Proceedings

The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for the City of New Richmond municipal landfill and (2) providing clean drinking water to the affected down gradient residential properties through completion of the FS/ RI phase of the project. The FS/ RI is expected to be completed in fiscal 2006. The Company has committed $1,079 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements in selling and administrative expenses. Against this commitment, the Company has made payments of $829 through the end of fiscal 2005. The remaining amount of $250 is recorded in accrued liabilities in the October 30, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/ RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in fiscal 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive, which directs EU Member States to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. In accordance with the WEEE directive, the Company has identified and labeled its products that are affected by the regulations adopted by Member States. The Company also has developed a strategy to support recycling of the electrical and electronic equipment and has created a section on its Web site to provide customers with information on how to return WEEE-labeled products for proper recycling.

The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. The Company has committed to design its future products to meet the standards established by the RoHS Directive.

As of October 30, 2005, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the fourth quarter of 2005 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

The executive officers of the Company as of December 31, 2005, were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	56	1988	Chairman of the Board of Directors and Chief Executive Officer, 2004 President and Chief Executive Officer, 1997
Peter S. Hellman	56	2000	President, Chief Financial and Administrative Officer, 2004 Executive Vice President, Chief Financial and Administrative Officer, 2000
John J. Keane	45	2003	Senior Vice President, 2005 Vice President, 2003 Vice President, Packaging and Product Assembly Systems, 2000
Donald J. McLane	62	1986	Senior Vice President, 1999
Douglas C. Bloomfield	46	2005	Vice President, 2005 Vice President, Automotive and UV, North American Division, 2003 Vice President, Automotive, North American Division, 2000
Robert A. Dunn Jr.	58	1997	Vice President, 1997
Bruce H. Fields	54	1992	Vice President, Human Resources, 1992
Michael Groos	54	1995	Vice President, 1995
Peter Lambert	45	2005	President, EFD, 2005 Vice President, Packaging and Product Assembly, 2003 Director, Corporate Development and Global Business Information, 2001
Nicholas D. Pellecchia	60	1986	Vice President, Finance and Controller, 1986

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) The Company’s Common Shares are listed on the Nasdaq Stock Market’s National Market under the symbol NDSN. As of December 9, 2005, there were approximately 2,234 registered shareholders. The table below is a summary of dividends paid per Common Share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of fiscal 2005 and 2004. The price-earnings ratios reflect average market prices relative to trailing four-quarter earnings.

			Common
			Share Price
	Dividend				Price-Earnings
Fiscal Quarters	Paid		High	Low	Ratio

2005:
First	$.16		$40.77	$34.61	20.4
Second	.16		40.61	30.92	19.2
Third	.16		35.00	29.45	17.1
Fourth	.16	5	38.90	31.68	16.5
2004:
First	$.15	5	$37.98	$27.33	28.2
Second	.15	5	38.41	33.50	26.1
Third	.15	5	43.78	32.21	23.9
Fourth	.16		42.23	32.21	21.5

(b)	Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Repurchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Repurchased	per Share	or Programs(1)	or Programs

August 1, 2005 to August 28, 2005	—		—	1,772
August 29, 2005 to September 25, 2005	3,658 (2)	$34.09	—	1,772
September 26, 2005 to October 30, 2005	—		—	1,772

Total	3,658		—

(1)	In October 2003, the Board of Directors authorized the Company to repurchase, until October 2006, up to 2,000 of the Company’s Common Shares on the open market.

(2)	On August 26, 2005, the Board of Directors authorized the repurchase of 3,658 of the Company’s Common Shares from the trustee of numerous trusts established by Evan W. Nord. The transaction, which was settled on September 7, 2005, was priced at $34.09 per share, the market price on August 26 reduced for the fiscal 2005 fourth quarter cash dividend on those shares.

Item 6. Selected Financial Data

Five-Year Summary

	2005	2004	2003	2002(e)	2001
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$839,162	793,544	667,347	647,756	731,416
Cost of sales	$371,298	354,313	301,566	310,542	337,129
% of sales	44	45	45	48	46
Selling and administrative expenses	$345,322	328,761	295,532	281,761	321,657
% of sales	41	41	44	43	44
Severance and restructuring costs	$875	—	2,028	2,499	13,355
Operating profit	$121,667	110,470	68,221	52,954	59,275
% of sales	14	14	10	8	8
Net income	$78,338	63,334	35,160	22,072	24,610
% of sales	9	8	5	3	3
Net income adjusted for goodwill amortization (b)	$78,338	63,334	35,160	22,072	35,853
% of sales	9	8	5	3	5
Financial Data(a)
Working capital	$61,642	167,362	65,708	21,926	6,524
Net property, plant and equipment and other non-current assets	$476,810	476,276	489,436	489,899	500,276
Total invested capital	$538,452	643,638	555,144	511,825	506,800
Total assets	$788,526	840,548	766,806	764,472	862,453
Long-term obligations	$207,540	240,305	255,035	242,935	243,074
Shareholders’ equity	$330,912	403,333	300,109	268,890	263,726
Return on average invested capital — %(c)	15	13	7	4	6
Return on average shareholders’ equity — % (d)	19	18	13	8	10
Per-Share Data(a)
Basic earnings per share	$2.19	1.78	1.04	0.66	0.75
Diluted earnings per share	$2.14	1.73	1.04	0.66	0.74
Dividends per common share	$0.645	0.625	0.605	0.57	0.56
Book value per common share	$10.05	11.12	8.82	8.00	7.96
Average common shares	35,718	35,489	33,703	33,383	32,727
Average common shares and common share equivalents	36,527	36,546	33,899	33,690	33,050

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	In 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result no longer amortizes goodwill. Amounts represent net income without goodwill amortization.

(c)	Net income plus interest on long-term obligations net of income taxes as a percentage of total assets less current liabilities.

(d)	Net income as a percentage of shareholders’ equity.

(e)	2002 includes an inventory write-down of $11,388, which is included in cost of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this annual report, all amounts related to U.S. and foreign currency and to the number of shares of Nordson Corporation Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

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

Revenue Recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Revenues deferred in 2005 and 2004 were not material. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. During 2005, 2004 and 2003, the Company recognized approximately $5,000, $7,000 and $5,000, respectively, of revenue under the percentage-of-completion method. The remaining revenues are recognized upon delivery.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At October 30, 2005 and October 31, 2004, goodwill represented 42 percent and 40 percent, respectively, of the Company’s total assets. The majority of the goodwill resulted from the acquisition of EFD, Inc. in fiscal 2001. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. The estimated fair value of a reporting unit is determined by applying appropriate discount rates to estimated future cash flows and terminal value amounts for the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 34 percent of the Company’s consolidated inventories at October 30, 2005, and 38 percent at October 31, 2004, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, the Company tests its inventory for technical obsolescence, as well as for future demand and changes in market conditions. The Company has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. The Company also maintains inventory reserves for inventory used for demonstration purposes. Amounts charged to inventory reserves were $2,905, $4,481 and $2,670 in 2005, 2004 and 2003, respectively. The reserve balance was $7,231, $7,294 and $7,126 at the end of 2005, 2004 and 2003, respectively.

Pension Plans and Postretirement Medical Plan — The measurement of liabilities related to the Company’s pension plans and postretirement medical plan is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions and health care cost trend rates.

The weighted-average discount rate used to determine the present value of the Company’s aggregate pension plan obligation was 5.4 percent at October 30, 2005, compared to 5.8 percent at October 31, 2004. The discount rate for the U.S. plans, which comprise 80 percent of the worldwide pension obligations, was based on quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled. The discount rates used for the various international plans were determined by using quality fixed income investments.

In determining the expected return on plan assets, the Company considers both historical performance and an estimate of future long-term rates of return on assets similar to those in the Company’s plans. The Company consults with and considers the opinions of financial and other professionals in developing appropriate return assumptions. The average expected rate of return (long-term investment rate) on pension assets decreased slightly from 8.2 percent in 2004 to 8.1 percent in 2005.

The assumed rate of compensation increases was 3.3 percent in 2005, compared to 3.4 percent in 2004.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

With respect to the postretirement medical plan, the discount rate used to value the benefit obligation decreased from 6.00 percent at October 31, 2004, to 5.75 percent at October 30, 2005. The annual rate of increase in the per capita cost of covered benefits (the health care trend rate) is assumed to be 10 percent in 2006, decreasing gradually to 5 percent in 2011. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2005	$550	$(437)
Effect on postretirement obligation as of October 30, 2005	$6,436	$(5,199)

Employees hired after January 1, 2002, are not eligible to participate in the postretirement medical plan.

The Company expects that pension and postretirement expenses in fiscal 2006 will be approximately $3,800 higher than fiscal 2005, primarily reflecting changes in actuarial assumptions.

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

Warranties — The Company provides customers with a product warranty that requires the Company to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, the Company relies primarily on historical warranty claims by product sold. Amounts charged to the warranty reserve were $4,210, $4,165 and $2,942 in 2005, 2004 and 2003, respectively. The reserve balance was $4,405, $4,121 and $3,030 at the end of 2005, 2004 and 2003, respectively.

Long-Term Incentive Compensation Plan (LTIP) — Under this plan officers are awarded a cash payment if predetermined performance measures are met over a three-year period. The value of this payment is based upon the share price of the Company’s Common Shares at a predetermined date subsequent to the end of each three-year performance period. Over each three-year performance period, costs are accrued based on progress against performance measures, along with changes in value of the Company’s Common Shares. At October 30, 2005, the accrued liability for the 2003, 2004 and 2005 LTIP performance periods was $9,836. The portion of these costs recognized in the income statement was $4,237 in 2005, $7,004 for 2004 and $2,653 for 2003.

Fiscal Years 2005 and 2004

Sales — Worldwide sales for 2005 were $839,162, an increase of 5.7 percent from 2004 sales of $793,544. Sales volume increased 3.6 percent, with favorable currency effects contributing an additional 2.1 percent to the overall sales gain.

The Company is organized into three business segments: Adhesive Dispensing and Nonwoven Fiber Systems, Advanced Technology Systems and Finishing and Coating Systems. Sales of the adhesive segment were $501,665 in 2005, an increase of $3,966, or 1 percent, from 2004. Currency effects added 3 percent to reported sales, which was offset by a sales volume decrease of 2 percent. Within this segment, lower nonwoven fiber system sales were partially offset by increases in the core packaging and product assembly businesses. Sales of the advanced technology segment were $197,370 in 2005, an increase of $32,469, or 20 percent from 2004. The increase was the result of 19 percent volume gains and 1 percent from the effects of currency. Within this segment, the Asymtek and March Plasma businesses were especially strong, with volume up over 33 percent in the aggregate from 2004. EFD sales volume also increased. Finishing segment sales in 2005 were $140,127, compared with $130,944 in the prior year. The 7 percent increase can be traced to a volume increase of 5 percent combined with currency effects of 2 percent. The volume increase was due to strong container system sales across all geographic regions, partially offset by a decrease in liquid system sales. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 67 percent of total 2005 sales, up slightly from 66 percent in 2004. Sales volume was up 5 percent in the United States, 17 percent in Asia Pacific, 12 percent in the Americas and 1 percent in Japan. These increases can be traced largely to the advanced technology segment. Offsetting these increases was a sales volume decrease of 3 percent in Europe related to a large fiber system sale in the prior year.

Operating profit — Cost of sales in 2005 was $371,298, up 5 percent from 2004 due primarily to volume increases and currency effects. Gross margins, expressed as a percent of sales, increased to 55.8 percent in 2005 from 55.4 percent in 2004. The increase in the rate is attributable to product mix and currency effects.

Selling and administrative expenses were $345,322 in 2005, an increase of $16,561, or 5.0 percent from 2004. The increase is due to currency translation effects of 1.9 percent and to compensation increases and higher employee benefit costs. As a percent of sales these costs decreased to 41.2 percent in 2005 from 41.4 percent last year.

Operating profit margins, expressed as a percentage of sales, were 14.5 percent in 2005 compared to 13.9 percent in 2004. Segment operating profit margins in 2005 and 2004 were as follows:

Segment	2005	2004

Adhesive Dispensing and Nonwoven Fiber Systems	19%	20%
Advanced Technology Systems	21%	18%
Finishing and Coating Systems	1%	2%

The improvement in profit margins in the advanced technology segment is traced primarily to better absorption of fixed operating expenses.

Operating profit of the finishing and coating segment includes $875 of severance and restructuring costs. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and approximately 60 personnel reductions, will be substantially completed by the end of the second quarter of fiscal 2006. As a result of these actions, resources will be more effectively aligned with shifting patterns of global demands enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total restructuring costs will be approximately $3,100.

Interest and other — Interest expense in 2005 was $13,825, a decrease of 10 percent from 2004 due to lower borrowing levels. Interest and investment income in 2005 was $1,864, up from $1,350 in the prior year, due to higher levels of cash and cash equivalents and marketable securities. Other income was $1,570 in 2005, compared to other expense of $2,560 in 2004. Included in these amounts were currency losses of $721 in 2005 and $201 in 2004. In 2004, other expenses included a loss of $3,288 on the disposition of a minority equity investment.

Net income — The Company’s effective income tax rate was 29.6 percent in 2005, down from 32.5 percent in 2004. The decrease was primarily due to the reversal of a valuation allowance on foreign tax credits of $7,367, offset somewhat by a lower extraterritorial income exclusion and a higher state income tax provision. Net income was $78,338, or $2.14 per diluted share in 2005. This compares to net income of $63,334, or $1.73 per diluted share in 2004. This represents a 24 percent increase in both net income and earnings per share.

Accounting changes — In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company accounted for this benefit under the provisions of FAS 106. As a result, the Company’s accumulated postretirement benefit obligation was reduced by $10,456, with an expense reduction of approximately $1,651 in 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the first quarter of fiscal 2006 as a result of an extension granted by the Securities and Exchange Commission on April 14, 2005. The adoption of No. 123(R) is expected to reduce quarterly earnings by approximately $.02 per share in 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, which is defined as waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable European Union Member State. The adoption of FSP FAS No. 143-1 will not have a material effect on the Company’s consolidated results of operations or financial condition.

Fiscal Years 2004 and 2003

Sales — Worldwide sales for 2004 were $793,544, an increase of 18.9 percent from 2003 sales of $667,347. Sales volume increased 13.3 percent, with favorable currency effects contributing an additional 5.6 percent to the overall sales gain. Sales of the adhesive segment were $497,699 in 2004, an increase of $71,495 from 2003. Of the total 17 percent increase, 10 percent was due to volume increases and 7 percent was due to currency effects. All five businesses in the adhesive segment showed increased volume, with more than half of the increase coming from higher product assembly and fiber system sales. Sales of the advanced technology segment were $164,901 in 2004, an increase of $36,480 from 2003. The increase was the result of 26 percent volume gains and 2 percent from the effects of currency. Within this segment, the Asymtek business, which sells to customers in the semiconductor, printed circuit board and electronic assembly industries, was especially strong, with volume up 50 percent from 2003. The other businesses in this segment all showed sales volume growth of at least 10 percent. Finishing segment sales in 2004 were $130,944, compared with $112,722 in the prior year. The 16 percent increase can be traced to a volume increase of 11 percent and currency effects of 5 percent. The volume increase was primarily due to a strong recovery in powder system sales across all geographic regions, with the biggest growth seen in the United States and Japan. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

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

Selling and administrative expenses were $328,761 in 2004, an increase of $33,229, or 11.2 percent from 2003. The increase is due to currency translation effects of 4.3 percent and to compensation increases and higher employee benefit costs. As a percent of sales these costs decreased to 41.4 percent in 2004 from 44.2 percent last year.

Operating profit margins, expressed as a percentage of sales, were 13.9 percent in 2004 compared to 10.2 percent in 2003. Segment operating profit margins in 2004 and 2003 were as follows:

Segment	2004	2003

Adhesive Dispensing and Nonwoven Fiber Systems	20%	17%
Advanced Technology Systems	18%	11%
Finishing and Coating Systems	2%	1%

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

Interest and other — Interest expense in 2004 was $15,432, a decrease of 15 percent from 2003. The decrease was due to lower borrowing levels. Other expense was $2,560 in 2004, compared to other income of $1,430 last year. The change was primarily due to a loss of $3,288 on the disposition of a minority equity investment. In addition, currency losses of $201 were incurred in 2004, compared to gains of $558 in 2003.

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

Liquidity, Capital Expenditures and Sources of Capital

Cash and cash equivalents at the end of 2005 were $11,269, approximately equal to 2004. Cash generated by operations in 2005 was $118,831, up from $112,923 last year. The increase was due to higher net income offset by changes in operating assets and liabilities. The increase in receivables is traced to higher sales in the fourth quarter of 2005 compared to 2004. In 2005, a further improvement was achieved in days’ sales in accounts receivable. A shipment of a large engineered system out of beginning backlog, along with improved inventory turnover, were the primary factors driving the decreases in inventories and accounts payable in 2005. An increase in accrued liabilities accounted for $6,076 of cash provided by operations. The increase was largely due to higher incentive compensation and pension accruals. The reduction in deferred taxes in 2005 related primarily to the amortization of goodwill and to accruals not currently deductible. Income taxes payable increased largely due to higher pretax income. Other noncurrent assets increased due to the funding of a deferred compensation obligation. Increases in deferred compensation and pension accruals caused the increase in other noncurrent liabilities.

Cash provided by investing activities was $33,565 in 2005, compared to cash used by investing activities of $64,403 in 2004. The change was due to the purchase of auction rate and variable rate demand obligation securities in 2004 that were sold in 2005 for the stock repurchase described below. Capital expenditures, which were concentrated on information systems, production equipment and previously leased buildings, were $15,389. Cash of $557 was used for the acquisition of H.P. Solutions Inc., d/b/a H.F. Johnson Manufacturing, a California machining company.

Cash used for financing activities in 2005 was $152,040. Cash of $132,159 was used for the repurchase of the Company’s Common Shares, including the repurchase of approximately 10 percent of the Company’s outstanding shares from the trustee of numerous trusts established by Evan W. Nord. Funds for the repurchase came from cash, marketable securities and borrowing under existing bank credit facilities. Dividend payments to shareholders totaled $23,378 in 2005, increasing 3 percent on a per-share basis from 2004. Issuance of Common Shares related to the exercise of stock options generated $9,575 of cash.

The following table summarizes the Company’s obligations as of October 30, 2005:

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Obligations
Long-term debt	$155,106	$53,686	$78,580	$8,580	$14,260
Capital lease obligations	11,713	5,602	5,722	371	18
Operating leases	24,080	7,858	9,343	4,783	2,096
Notes payable	18,393	18,393
Interest payments	22,521	9,582	9,017	3,342	580
Pension and postretirement benefit obligations	14,000	14,000
Purchase obligations	33,296	32,221	1,070	5

Total obligations	$279,109	$141,342	$103,732	$17,081	$16,954

Pension and postretirement plan funding amounts after 2006 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time.

Nordson has various lines of credit with both domestic and foreign banks. At October 30, 2005, these lines totaled $265,425, of which $247,032 was unused. Included in the total amount of $265,425 is a $200,000 facility with a group of banks that expires in 2009. This facility was entered into in October 2004 and replaced an existing facility that was scheduled to expire in 2006. The new facility may be increased from $200,000 to $400,000 under certain conditions. At the end of 2005, $4,800 was outstanding under this line of credit. There are two covenants that the Company must meet under this facility. The first covenant limits the amount of additional debt the Company can incur. At the end of 2005, this covenant would not have limited the amount the Company could borrow under this facility. The other covenant requires EBIT (as defined in the credit agreement) to be at least three times interest expense. The actual interest coverage was 9.6 for 2005. The Company was in compliance with all debt covenants at October 30, 2005.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2006. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company.

In October 2003, the Board of Directors authorized the Company to repurchase up to 2,000 of the Company’s Common Shares on the open market. Expected uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program is funded using the Company’s working capital. During 2005, the Company repurchased 203 of the shares authorized to be repurchased under this program. As of October 30, 2005, 1,722 shares may still be purchased under this program.

Outlook

The Company ended 2005 with a backlog of $77,878 million, up from $77,573 at the beginning of the year. During a teleconference with security analysts held on December 14, 2005, management stated that it expected 2006 first quarter revenue to grow about 1 percent to 2 percent from 2005 with revenue for the quarter negatively effected by a stronger U.S. dollar. Looking over the remaining course of the year, with a low debt level and expectations of good cash flow, the Company will have the capability to respond to investment opportunities as they develop.

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

In 2005 compared with 2004, the U.S. dollar was generally weaker against foreign currencies. If 2004 exchange rates had been in effect during 2005, sales would have been approximately $16,510 lower and third-party costs would have been approximately $10,618 lower. In 2004 compared with 2003, the U.S. dollar was also generally weaker against foreign currencies. If 2003 exchange rates had been in effect during 2004, sales would have been approximately $37,146 lower and third-party costs would have been approximately $22,471 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally and enters into transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. Nordson regularly uses foreign exchange contracts to reduce its risks related to most of these transactions. These contracts, primarily Euro and Yen, usually have maturities of 90 days or less, and generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. The balance of transactions denominated in foreign currencies are designated as hedges of the Company’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the Company’s use of foreign exchange contracts on a routine basis to reduce the risks related to nearly all of the Company’s transactions denominated in foreign currencies as of October 30, 2005, the Company did not have a material foreign currency risk related to its derivatives or other financial instruments.

Note 10 to the financial statements contains additional information about the Company’s foreign currency transactions and the methods and assumptions used by the Company to record these transactions.

The Company finances a portion of its operations with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates for most of its long-term debt.

The tables that follow present principal repayments and related weighted-average interest rates by expected maturity dates of fixed-rate, long-term debt.

At October 30, 2005

						There-	Total	Fair
	2006	2007	2008	2009	2010	after	Value	Value

Long-term debt, including current portion	$12,290	$54,290	$24,290	$4,290	$4,290	$14,260	$113,710	$118,575
Average interest rate	7.01%	6.99%	7.20%	7.29%	7.33%	7.39%	7.01%

At October 31, 2004

						There-	Total	Fair
	2005	2006	2007	2008	2009	after	Value	Value

Long-term debt, including current portion	$12,290	$4,290	$54,290	$24,290	$4,290	$18,550	$118,000	$128,026
Average interest rate	7.03%	6.99%	6.99%	7.20%	7.29%	7.29%	7.03%

The tables that follow present principal repayments by expected maturity dates of variable-rate, long-term debt.

At October 30, 2005

						There-	Total
	2006	2007	2008	2009	2010	after	Value

Long-term debt, including current portion	$41,396	—	—	—	—	—	$41,396

At October 31, 2004

						There-	Total
	2005	2006	2007	2008	2009	after	Value

Long-term debt, including current portion	—	$42,323	—	—	—	—	$42,323

Included in the variable-rate tables above is long-term debt in the amount of Japanese Yen 200,000. This debt was converted from fixed rate to variable rate through an interest rate swap agreement. Also, included in the tables above is long-term debt in the amount of $40,000. This debt was converted from fixed rate to variable rate through an interest rate swap agreement. These swaps are discussed in Notes 9 and 10 to the Company’s financial statements. The weighted-average interest rate of the Company’s variable-rate debt was 6.94 percent at the end of fiscal 2005, compared to 5.08 percent at the end of 2004. A 1 percent increase in interest rates would have resulted in approximately $419 of additional interest expense in fiscal 2005.

The company also has variable-rate notes payable. The weighted average interest rate of this debt was 2.7 percent at the end of 2005 and 2004. A 1 percent increase in interest rates would have resulted in additional interest expense of approximately $186 on the notes payable in fiscal 2005.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 30, 2005, October 31, 2004 and November 2, 2003

	2005	2004	2003
(In thousands except for per-share amounts)
Sales	$839,162	$793,544	$667,347
Operating costs and expenses:
Cost of sales	371,298	354,313	301,566
Selling and administrative expenses	345,322	328,761	295,532
Severance and restructuring costs	875	—	2,028

	717,495	683,074	599,126

Operating profit	121,667	110,470	68,221
Other income (expense):
Interest expense	(13,825)	(15,432)	(18,063)
Interest and investment income	1,864	1,350	889
Other — net	1,570	(2,560)	1,430

	(10,391)	(16,642)	(15,744)

Income before income taxes	111,276	93,828	52,477
Income tax provision:
Current	23,738	21,192	11,537
Deferred	9,200	9,302	5,780

	32,938	30,494	17,317

Net income	$78,338	$63,334	$35,160

Average common shares	35,718	35,489	33,703
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	809	1,057	196

Average common shares and common share equivalents	36,527	36,546	33,899

Basic earnings per share	$2.19	$1.78	$1.04
Diluted earnings per share	$2.14	$1.73	$1.04

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 30, 2005 and October 31, 2004

	2005	2004
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,269	$11,176
Marketable securities	215	49,403
Receivables — net	181,660	175,013
Inventories — net	81,868	85,330
Deferred income taxes	30,954	37,093
Prepaid expenses	5,750	6,257

Total current assets	311,716	364,272
Property, plant and equipment — net	110,531	111,607
Goodwill — net	331,356	331,659
Intangible assets — net	15,457	17,331
Deferred income taxes	1,282	—
Other assets	18,184	15,679

	$788,526	$840,548

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$18,393	$15,301
Accounts payable	49,609	58,740
Income taxes payable	10,290	4,873
Accrued liabilities	102,777	92,405
Customer advance payments	10,850	8,921
Current maturities of long-term debt	53,686	12,290
Current obligations under capital leases	4,469	4,380

Total current liabilities	250,074	196,910
Long-term debt	101,420	148,033
Obligations under capital leases	4,931	4,446
Pension and retirement obligations	56,693	49,701
Deferred income taxes	—	666
Other liabilities	44,496	37,459
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized; 49,011 shares issued	12,253	12,253
Capital in excess of stated value	188,132	174,440
Retained earnings	613,580	558,620
Accumulated other comprehensive loss	(25,883)	(16,471)
Common shares in treasury, at cost	(454,365)	(323,531)
Deferred stock-based compensation	(2,805)	(1,978)

Total shareholders’ equity	330,912	403,333

	$788,526	$840,548

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 30, 2005, October 31, 2004 and November 2, 2003

	Common Shares in					Accumulated
	Treasury			Capital in		Other	Deferred
			Common	Excess of	Retained	Comprehensive	Stock-based
	Shares	Amount	Shares	Stated Value	Earnings	Loss	Compensation	Total
(In thousands)
Balance at November 3, 2002	15,398	$(341,606)	$12,253	$123,178	$502,631	$(27,318)	$(248)	$268,890
Net income					35,160			35,160
Translation adjustments						12,655		12,655
Minimum pension liability adjustment net of taxes of $3,626						(5,633)		(5,633)

Total comprehensive income								42,182
Shares issued under company stock and employee benefit plans	(601)	6,658		8,395			(1,347)	13,706
Amortization of deferred stock-based compensation							575	575
Purchase of treasury shares	179	(4,867)						(4,867)
Dividends — $.605 per share					(20,377)			(20,377)

Balance at November 2, 2003	14,976	(339,815)	12,253	131,573	517,414	(20,296)	(1,020)	300,109
Net income					63,334			63,334
Translation adjustments						6,476		6,476
Minimum pension liability adjustment net of taxes of $1,773						(2,651)		(2,651)

Total comprehensive income								67,159
Shares issued under company stock and employee benefit plans	(2,625)	30,481		39,262			(1,904)	67,839
Tax benefit from stock option and restricted stock transactions				3,605				3,605
Amortization of deferred stock-based compensation							946	946
Purchase of treasury shares	382	(14,197)						(14,197)
Dividends — $.625 per share					(22,128)			(22,128)

Balance at October 31, 2004	12,733	(323,531)	12,253	174,440	558,620	(16,471)	(1,978)	403,333
Net income					78,338			78,338
Translation adjustments						(2,902)		(2,902)
Minimum pension liability adjustment net of taxes of $3,949						(6,510)		(6,510)

Total comprehensive income								68,926
Shares issued under company stock and employee benefit plans	(662)	6,797		10,359			(2,246)	14,910
Tax benefit from stock option and restricted stock transactions				3,333				3,333
Amortization of deferred stock-based compensation							1,419	1,419
Purchase of treasury shares	4,029	(137,631)						(137,631)
Dividends — $.645 per share					(23,378)			(23,378)

Balance at October 30, 2005	16,100	$(454,365)	$12,253	$188,132	$613,580	$(25,883)	$(2,805)	$330,912

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 30, 2005, October 31, 2004 and November 2, 2003

	2005	2004	2003
(In thousands)
Cash flows from operating activities:
Net income	$78,338	$63,334	$35,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,632	24,083	27,296
Amortization	3,051	2,793	1,944
Provision for losses on receivables	1,611	1,268	1,581
Deferred income taxes	8,362	10,344	7,553
Tax benefit from the exercise of stock options	3,333	3,605	—
Other	(2,918)	6,898	6,150
Changes in operating assets and liabilities:
Receivables	(9,660)	(18,236)	(6,893)
Inventories	3,686	(2,433)	12,501
Other current assets	545	326	(329)
Other noncurrent assets	(3,284)	431	(373)
Accounts payable	(9,241)	9,125	(2,499)
Income taxes payable	5,754	2,126	(1,944)
Accrued liabilities	6,076	6,804	5,759
Customer advance payments	1,925	2,534	961
Other noncurrent liabilities	8,621	(79)	680

Net cash provided by operating activities	118,831	112,923	87,547
Cash flows from investing activities:
Additions to property, plant and equipment	(15,389)	(11,437)	(7,563)
Proceeds from sale of property, plant and equipment	322	128	228
Consolidation of joint venture	—	295	—
Acquisition of businesses, net of cash acquired	(557)	(4,013)	544
Proceeds from sale of marketable securities	154,265	24,750	—
Purchases of marketable securities	(105,076)	(74,126)	(2)

Net cash provided by (used in) investing activities	33,565	(64,403)	(6,793)
Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	3,683	(50,102)	(55,727)
Repayment of long-term debt	(4,290)	(21,922)	(9,055)
Repayment of capital lease obligations	(5,471)	(4,698)	(4,241)
Issuance of common shares	9,575	56,758	8,907
Purchase of treasury shares	(132,159)	(3,115)	(73)
Dividends paid	(23,378)	(22,128)	(20,377)

Net cash used in financing activities	(152,040)	(45,207)	(80,566)
Effect of exchange rate changes on cash	(263)	918	885

Increase in cash and cash equivalents	93	4,231	1,073
Cash and cash equivalents at beginning of year	11,176	6,945	5,872

Cash and cash equivalents at end of year	$11,269	$11,176	$6,945

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

In this annual report, all amounts related to U.S. and foreign currency and to the number of Nordson Corporation’s Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

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

Fiscal year — The fiscal year for the Company’s domestic operations ends on the Sunday closest to October 31 and contained 52 weeks in 2005, 2004 and 2003. To facilitate reporting of consolidated accounts, the fiscal year for most of the Company’s international operations ends on September 30. This one-month reporting lag will be eliminated in fiscal 2006.

Revenue recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including both installation and services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. Revenues deferred in 2005 and 2004 were not material. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. During 2005, 2004 and 2003, the Company recognized approximately $5,000, $7,000 and $5,000, respectively, of revenue under the percentage-of-completion method. The remaining revenues are recognized upon delivery.

Shipping and handling costs — The Company records amounts billed to customers for shipping and handling as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $4,747 in 2005 ($4,651 in 2004 and $4,195 in 2003).

Research and development — Research and development costs are expensed as incurred and were $21,478 in 2005 ($22,947 in 2004 and $22,341 in 2003).

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

Notes to Consolidated Financial Statements — Continued

Marketable securities — During fiscal 2004, the Company began investing in auction rate and variable rate demand obligation securities, which are associated with municipal bond offerings, and had final maturity dates ranging from 2016 to 2046. These securities were previously classified as cash and cash equivalents. The accompanying October 31, 2004 Consolidated Balance Sheet has been adjusted to reflect the reclassification of $49,075 in auction rate securities from cash and cash equivalents to marketable securities. This reclassification had no impact on the Company’s debt covenants or interest expense. All of these securities were sold during fiscal 2005.

At the end of fiscal 2005, marketable securities consisted primarily of certificates of deposit and other short-term notes with maturities greater than 90 days at date of purchase, and all contractual maturities were within one year or could be callable within one year.

The Company’s marketable securities are classified as available for sale and are recorded at quoted market prices that approximate cost.

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

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 34 percent of consolidated inventories at October 30, 2005, and 38 percent at October 31, 2004. The first-in, first-out (FIFO) method is used for all other inventories. Liquidations decreased cost of goods sold by $7 in 2005 and $63 in 2003. Consolidated inventories would have been $8,484 and $8,762 higher than reported at October 30, 2005 and October 31, 2004, respectively, had the Company used the FIFO method, which approximates current cost, for valuation of all inventories.

Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under capital leases, over the terms of the leases. Leasehold improvements are depreciated over the term of the lease or their useful lives, whichever is shorter. Useful lives are as follows:

Land Improvements	15-25 years
Buildings	20-40 years
Machinery and Equipment	3-12 years
Enterprise Management Systems	5-10 years

The Company capitalizes costs associated with the development and installation of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. The Company capitalizes interest costs on significant capital projects. No interest was capitalized in 2005.

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

Comprehensive income — Accumulated other comprehensive loss at October 30, 2005 and October 31, 2004 consisted of:

	2005	2004

Net foreign currency translation adjustments	$6,081	$8,983
Minimum pension liability adjustments	(31,964)	(25,454)

	$(25,883)	$(16,471)

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

Following is reconciliation of the product warranty liability for 2005 and 2004:

	2005	2004

Balance at beginning of year	$4,121	$3,030
Accruals for warranties	4,210	4,165
Warranty payments	(3,799)	(3,145)
Currency adjustments	(127)	71

Balance at end of year	$4,405	$4,121

Presentation — Certain 2004 and 2003 amounts have been reclassified to conform to 2005 presentation.

Notes to Consolidated Financial Statements — Continued

Note 2 — Accounting changes

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company accounted for this benefit under the provisions of FAS 106. As a result, the Company’s accumulated postretirement benefit obligation was reduced by $10,456, with an expense reduction of approximately $1,651 in 2005.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.” This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. The Company will be required to adopt No. 123(R) in the first quarter of fiscal 2006 as a result of an extension granted by the Securities and Exchange Commission on April 14, 2005. The adoption of No. 123(R) is expected to reduce quarterly earnings by approximately $.02 per share in 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Notes to Consolidated Financial Statements — Continued

In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, which is defined as waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable European Union Member State. The adoption of FSP FAS No. 143-1 will not have a material effect on the Company’s consolidated results of operations or financial condition.

Note 3 —	Retirement, pension and other postretirement plans

Retirement plans — The parent company and certain subsidiaries have funded contributory retirement plans covering certain employees. The Company’s contributions are primarily determined by the terms of the plans subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. The Company also sponsors unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2005, 2004 and 2003 was approximately $5,477, $4,552 and $4,084, respectively.

Pension and other postretirement plans — The Company has various pension plans covering a portion of the Company’s domestic and international employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. The Company contributes actuarially determined amounts to domestic plans to provide sufficient assets to meet future benefit payment requirements. The Company also sponsors an unfunded supplemental pension plan for certain employees. The Company’s international subsidiaries fund their pension plans according to local requirements.

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

Notes to Consolidated Financial Statements — Continued

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$168,639	$150,310	$37,032	$33,412
Service cost	5,806	5,056	1,011	1,147
Interest cost	9,696	8,925	1,963	2,030
Participant contributions	144	141	—	—
Amendments	—	3,354	(1,112)	(303)
Foreign currency exchange rate change	(1,355)	1,960	—	—
Actuarial loss	20,715	4,399	2,111	2,382
Benefits paid	(5,658)	(5,506)	(1,441)	(1,636)

Benefit obligation at end of year	$197,987	$168,639	$39,564	$37,032

Change in plan assets:
Beginning fair value of plan assets	$107,169	$82,041	$—	$—
Actual return on plan assets	8,515	8,049	—	—
Company contributions	3,139	21,533	1,441	1,636
Participant contributions	144	141	—	—
Foreign currency exchange rate change	(470)	911	—	—
Benefits paid	(5,658)	(5,506)	(1,441)	(1,636)

Ending fair value of plan assets	$112,839	$107,169	$—	$—

Reconciliation of accrued cost:
Funded status of the plan	$(85,148)	$(61,470)	$(39,564)	$(37,032)
Unrecognized actuarial loss	69,557	50,728	21,274	20,199
Unamortized prior service cost	4,332	5,002	(4,534)	(4,146)

Accrued benefit cost	$(11,259)	$(5,740)	$(22,824)	$(20,979)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(68,177)	$(52,505)	$(22,824)	$(20,979)
Intangible asset	4,585	4,891	—	—
Accumulated other comprehensive income	52,333	41,874	—	—

Total amount recognized in financial statements	$(11,259)	$(5,740)	$(22,824)	$(20,979)

The accumulated benefit obligations for all pension plans was $180,712 at October 30, 2005 and $158,921 at October 31, 2004. Benefit obligations exceeded plan assets for all pension plans at the end of both years.

During 2005 and 2004, the Company recorded an additional minimum pension liability so that the recorded pension liability was at least equal to the accumulated benefit obligation. Amounts recorded in other comprehensive loss related to the minimum pension liability, net of tax, were $6,510 in 2005 and $2,651 in 2004.

Notes to Consolidated Financial Statements — Continued

In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As such, the benefit was reflected as an actuarial gain. As a result, the Company’s accumulated postretirement benefit obligation was reduced by $10,456, with an expense reduction of approximately $1,651 in 2005.

Net pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$5,806	$5,056	$4,305	$1,011	$1,147	$1,026
Interest cost	9,696	8,925	8,301	1,963	2,030	1,931
Expected return on plan assets	(9,270)	(8,353)	(7,683)	—	—	—
Amortization of prior service cost	384	395	242	(725)	(589)	(553)
Amortization of transition obligation	—	50	130	—	—	—
Recognized net actuarial loss	2,492	1,513	455	1,036	1,079	941

Total benefit cost	$9,108	$7,586	$5,750	$3,285	$3,667	$3,345

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	Pension Benefits			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.4%	5.8%	5.9%	5.8%	6.0%	6.3%
Expected return on plan assets	8.1	8.2	8.1	—	—	—
Rate of compensation increase	3.3	3.4	3.3	—	—	—
Health care trend rate				10.0	8.0	7.8
Rate to which health care trend rate is assumed to decline (ultimate trend rate)				5.0	5.0	5.0
Year the rate reaches the ultimate trend rate				2011	2009	2008

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

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2005	$550	$(437)
Effect on postretirement obligation as of October 30, 2005	$6,436	$(5,199)

Notes to Consolidated Financial Statements — Continued

The allocation of pension plan assets as of October 30, 2005 and October 31, 2004 is as follows:

	Actual Asset
	Allocation

	2005	2004

Asset Category
Equity securities	58.9%	54.5%
Debt securities	33.9	31.3
Real estate	1.5	1.4
Other	5.7	12.8

Total	100.0%	100.0%

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

International plans comprise 13 percent of worldwide pension assets. The allocation of these assets in 2005 was: 26 percent equity securities, 16 percent debt securities, 9 percent real estate and 49 percent other assets.

At October 30, 2005 and October 31, 2004, the pension plans did not have any investment in the Company’s Common Shares. During 2004, the domestic plans sold 135 shares of the Company’s Common Shares that had been acquired in 2003. The plans did not receive dividends on the Company’s Common Shares in 2005. Dividends of $63 were received in 2004.

The Company’s contributions to the pension and postretirement plans in 2006 will be approximately $14,000.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

		Other Postretirement Benefits

	Pension	With Medicare	Without Medicare
Fiscal Year	Benefits	Part D Subsidy	Part D Subsidy

2006	$6,011	$1,538	$1,705
2007	6,065	1,545	1,780
2008	6,543	1,624	1,894
2009	9,014	1,744	2,054
2010	7,730	1,797	2,154
2011-2015	48,845	10,871	13,431

Total	$84,208	$19,119	$23,018

Notes to Consolidated Financial Statements — Continued

Note 4 —	Income taxes

Income tax expense includes the following:

	2005	2004	2003

Current:
U.S. federal	$8,188	$5,285	$1,131
State and local	823	44	(143)
Foreign	14,727	15,863	10,549

Total current	23,738	21,192	11,537
Deferred:
U.S. federal	6,356	7,246	5,540
State and local	3,367	2,065	202
Foreign	(523)	(9)	38

Total deferred	9,200	9,302	5,780

	$32,938	$30,494	$17,317

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $578, $395 and $266 in 2005, 2004 and 2003, respectively.

The reconciliation of the United States statutory federal income tax rate to the worldwide consolidated effective tax rate follows:

	2005	2004	2003

Statutory federal income tax rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(2.86)	(3.73)	(3.33)
Foreign tax rate variances, net of foreign tax credits	(4.86)	(0.52)	0.34
State and local taxes, net of federal income tax benefit	2.44	2.20	0.08
Amounts related to prior years	(0.02)	(0.54)	0.01
Other — net	(0.10)	0.09	0.90

Effective tax rate	29.60%	32.50%	33.00%

The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the U.S. to be excluded from taxable income. Included in foreign tax rate variances, net of foreign tax credits for 2005, is a benefit of $7,367 related to the reversal of a valuation allowance on foreign tax credit carryforwards that were utilized. These carryforwards were previously offset with a valuation allowance because the Company was uncertain they would be utilized before expiration.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $37,009, $40,739 and $25,992 in 2005, 2004 and 2003, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $101,839 and $81,346 at October 30, 2005 and October 31, 2004, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution.

Notes to Consolidated Financial Statements — Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2005	2004

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$6,751	$7,148
Employee benefits	34,249	20,091
Other accruals not currently deductible for taxes	13,514	25,148
Tax credit and loss carryforwards	7,511	15,362
Inventory adjustments	4,135	4,573
Translation of foreign currency accounts	614	—
Other — net	31	200

Total deferred tax assets	66,805	72,522
Valuation allowance	(6,421)	(14,128)

Total deferred tax assets	60,384	58,394
Deferred tax liabilities:
Depreciation	27,914	20,626
Translation of foreign currency accounts	—	282
Other — net	234	1,059

Total deferred tax liabilities	28,148	21,967

Net deferred tax assets	$32,236	$36,427

At October 30, 2005, the Company had $2,566 of tax credit carryforwards that will expire in years 2009 through 2015. At October 30, 2005, the Company had $49,554 state and $4,732 foreign operating loss carryforwards, of which $50,887 will expire in years 2006 through 2025, and $3,399 of which has an indefinite carryforward period. The net change in the valuation allowance was ($7,707) in 2005 and $1,559 in 2004. The valuation allowance of $6,421 at October 30, 2005 relates to tax credits and loss carryforwards that may expire before being realized.

Note 5 — Incentive compensation plans

The Company has two incentive compensation plans for executive officers. The Compensation Committee of the Board of Directors, composed of independent directors, approves participants in the plans and payments under the plans.

The annual awards under the management incentive compensation plan are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. In making awards under this plan for any particular year, the Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $4,432 in 2005, $3,965 in 2004, and $3,684 in 2003.

Under the long-term incentive compensation plan, executive officers receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Cash awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company achieves certain threshold performance objectives. The Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $4,237 in 2005, $7,004 in 2004, and $2,653 in 2003.

Notes to Consolidated Financial Statements — Continued

Note 6 —	Details of balance sheet

	2005	2004

Receivables:
Accounts	$170,831	$161,361
Notes	11,087	13,004
Other	4,814	4,817

	186,732	179,182
Allowance for doubtful accounts	(5,072)	(4,169)

	$181,660	$175,013

Inventories:
Finished goods	$44,788	$45,822
Work-in-process	12,258	12,310
Raw materials and finished parts	40,537	43,254

	97,583	101,386
Obsolescence and other reserves	(7,231)	(7,294)
LIFO reserve	(8,484)	(8,762)

	$81,868	$85,330

Property, plant and equipment:
Land	$6,977	$6,384
Land improvements	2,906	2,792
Buildings	97,482	93,928
Machinery and equipment	168,291	165,315
Enterprise management system	30,002	27,809
Construction-in-progress	5,103	2,478
Leased property under capitalized leases	16,909	16,924

	327,670	315,630
Accumulated depreciation and amortization	(217,139)	(204,023)

	$110,531	$111,607

Accrued liabilities:
Salaries and other compensation	$44,417	$41,562
Pension and retirement	12,884	4,092
Taxes other than income taxes	6,657	7,724
Other	38,819	39,027

	$102,777	$92,405

Note 7 —	Leases

The Company has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $10,243 in 2005, $10,462 in 2004, and $10,154 in 2003. Amortization of assets recorded under capital leases is recorded in depreciation expense.

Notes to Consolidated Financial Statements — Continued

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2005	2004

Transportation equipment	$16,175	$16,095
Other	734	829

Total capitalized leases	16,909	16,924
Accumulated amortization	(7,509)	(8,098)

Net capitalized leases	$9,400	$8,826

At October 30, 2005, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized	Operating

Fiscal year ending:
2006	$5,602	$7,858
2007	3,711	5,411
2008	2,011	3,932
2009	342	2,599
2010	29	2,184
Later years	18	2,096

Total minimum lease payments	11,713	$24,080

Less amount representing executory costs	1,286

Net minimum lease payments	10,427
Less amount representing interest	1,027

Present value of net minimum lease payments	9,400
Less current portion	4,469

Long-term obligations at October 30, 2005	$4,931

Note 8 —	Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2005	2004

Available bank lines of credit:
Domestic banks	$210,000	$210,000
Foreign banks	55,425	67,958

Total	$265,425	$277,958

Outstanding notes payable:
Domestic bank debt	$4,800	$—
Foreign bank debt	13,593	15,301

Total	$18,393	$15,301

Weighted-average interest rate on notes payable	2.7%	2.7%
Unused bank lines of credit	$247,032	$262,657

Notes to Consolidated Financial Statements — Continued

Included in the domestic available amount above is a $200,000 revolving credit agreement with a group of banks that began in 2004 and expires in 2009. Payment of quarterly commitment fees is required. Other lines of credit obtained by the Company can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees.

Note 9 —	Long-term debt

The long-term debt of the Company is as follows:

	2005	2004

Senior note, due 2007	$50,000	$50,000
Senior notes, due 2005-2011	95,285	100,384
Five-year term loan	8,000	8,000
Leasehold improvements financing note, due 2006	1,821	1,939

	155,106	160,323
Less current maturities	53,686	12,290

Total	$101,420	$148,033

Senior note, due 2007 — This note is payable in one installment and bears interest at a fixed rate of 6.78 percent.

Senior notes, due 2005-2011 — These notes, with a group of insurance companies, have a weighted-average, fixed-interest rate of 7.02 percent and had an original weighted-average life of 6.5 years at the time of issuance in 2001. During 2004 the Company entered into an interest rate swap to convert $40,000 of 6.79 percent fixed rate debt due in May 2006 to variable rate debt. The variable rate is reset semiannually, and at October 30, 2005, the rate was 7.27 percent.

Five-year term loan — This loan is payable in five annual installments of $8,000 beginning on October 31, 2001, with interest payable quarterly. The interest rate, which is adjusted based on the Company’s performance, was 7.27 percent at October 30, 2005.

Leasehold improvements financing note, due 2006 — This note partially funded the leasehold improvements for a sales and demonstration facility in Japan built in 1996. The principal balance is Japanese Yen 200,000 and is payable in one installment in 2006. Interest, payable at a fixed rate of 3.10 percent, was converted to a variable rate through an interest rate swap. The variable rate is reset semiannually, and at October 30, 2005, the Company’s effective borrowing rate was negative ..30 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to October 30, 2005, are as follows: $53,686 in 2006; $54,290 in 2007; $24,290 in 2008; $4,290 in 2009; and $4,290 in 2010.

Notes to Consolidated Financial Statements — Continued

Note 10 —	Financial instruments

The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. A loss of $2,573 was recognized from changes in fair value of these contracts for the year ended October 30, 2005. A gain of $807 and a loss of $105 were recognized from changes in fair value of these contracts for the years ended October 31, 2004, and November 2, 2003, respectively.

At October 30, 2005, the Company had outstanding forward exchange contracts that mature at various dates through January 2006. The following table summarizes, by currency, the Company’s forward exchange contracts:

	Sell		Buy

	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

October 30, 2005 contract amounts:
Euro	$6,259	$6,095	$68,505	$67,486
British pound	1,087	1,058	8,553	8,388
Japanese yen	2,513	2,422	17,526	17,049
Others	2,803	2,771	12,343	12,194

Total	$12,662	$12,346	$106,927	$105,117

October 31, 2004 contract amounts:
Euro	$8,001	$8,209	$50,347	$51,433
British pound	1,831	1,839	8,435	8,489
Japanese yen	3,195	3,182	14,737	14,657
Others	3,939	4,055	11,933	11,965

Total	$16,966	$17,285	$85,452	$86,544

The Company also uses foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of its investment in its wholly owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For the years ended October 30, 2005, and October 31, 2004, a net loss of $723 and a net gain of $1,175, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

The Company has entered into two interest rate swaps that convert fixed rate debt to variable rate debt. A swap related to a Japanese Yen 200,000 leasehold improvement note was entered into in 1996, and a swap related to a $40,000 senior note was entered into in 2004. The swaps have been designated as fair-value hedges, and the derivatives qualify for the short-cut method. The swaps are recorded with a fair market value of ($366) in the October 30, 2005 Consolidated Balance Sheet and $505 in the October 31, 2004 Consolidated Balance Sheet.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. The Company uses major banks throughout the world for cash deposits, forward exchange contracts and interest rate swaps. The Company’s customers represent a wide variety of industries and geographic regions.

As of October 30, 2005, there were no significant concentrations of credit risk. The Company does not use financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements — Continued

The carrying amounts and fair values of the Company’s financial instruments, other than receivables and accounts payable, are as follows:

	2005

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$11,269	$11,269
Marketable securities	215	215
Notes payable	(18,393)	(18,393)
Long-term debt	(155,106)	(160,431)
Forward exchange contracts	(1,487)	(1,487)
Interest rate swaps	(366)	(366)

	2004

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$11,176	$11,176
Marketable securities	49,403	49,403
Notes payable	(15,301)	(15,301)
Long-term debt	(160,323)	(172,369)
Forward exchange contracts	1,086	1,086
Interest rate swaps	505	505

The Company used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•	Marketable securities are valued at quoted market prices.
•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.
•	The fair value of forward exchange contracts is estimated using quoted exchange rates of comparable contracts.
•	The fair value of interest rate swaps is estimated using valuation techniques based on discounted future cash flows.

Note 11 — Capital shares

Preferred — The Company has authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2005, 2004 or 2003.

Common — The Company has 80,000 authorized Common Shares without par value. In March 1992, the shareholders adopted an amendment to the Company’s articles of incorporation which, when filed with the State of Ohio, would increase the number of authorized Common Shares to 160,000. At October 30, 2005, and October 31, 2004, there were 49,011 Common Shares issued. At October 30, 2005, and October 31, 2004, the number of outstanding Common Shares, net of treasury shares, was 32,911 and 36,278, respectively. In the fourth quarter of 2005, the Company repurchased 3,658 of its Common Shares from the trustee of numerous trusts established by Evan W. Nord. Treasury shares are reissued using the first-in, first-out method.

Notes to Consolidated Financial Statements — Continued

Note 12 — Company stock plans

Long-term performance plan — The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years. At the end of fiscal 2005, there were 1,152 shares available for grant in 2006.

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

Summarized transactions are as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	Per Share

Outstanding at November 3, 2002	6,022	$25.63
Granted	473	$26.78
Exercised	(333)	$26.28
Forfeited or expired	(207)	$26.49

Outstanding at November 2, 2003	5,955	$25.65
Granted	441	$27.71
Exercised	(2,547)	$26.50
Forfeited or expired	(26)	$26.56

Outstanding at October 31, 2004	3,823	$25.33
Granted	343	$37.04
Exercised	(592)	$24.86
Forfeited or expired	(85)	$28.73

Outstanding at October 30, 2005	3,489	$26.48

Exercisable at November 2, 2003	4,424	$25.74

Exercisable at October 31, 2004	2,483	$24.79

Exercisable at October 30, 2005	2,450	$25.22

Summarized information on currently outstanding options follows:

	Range of Exercise Price

	$20 - $25	$26 - $30	$31 - $35

Number outstanding	1,625	1,483	381
Weighted-average remaining contractual life, in years	4.3	6.3	8.0
Weighted-average exercise price	$22.82	$27.94	$36.37
Number exercisable	1,427	944	79
Weighted-average exercise price	$22.76	$28.21	$33.82

Notes to Consolidated Financial Statements — Continued

As discussed in Note 2, the Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense is reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Tax benefits arising from the exercise of nonqualified stock options are recognized when realized and credited to capital in excess of stated value.

The following table shows pro forma information regarding net income and earnings per share as if the Company had accounted for stock options granted since 1996 under the fair value method. Under this method, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. The proforma information for 2004 and 2003 has been modified to be consistent with the methodology used to calculate the 2005 amounts.

	2005	2004	2003

Net income, as reported	$78,338	$63,334	$35,160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,777)	(2,920)	(3,579)

Pro forma net income	$74,561	$60,414	$31,581

Earnings per share:
Basic — as reported	$2.19	$1.78	$1.04
Basic — pro forma	$2.09	$1.70	$0.94
Diluted — as reported	$2.14	$1.73	$1.04
Diluted — pro forma	$2.04	$1.65	$0.93
Weighted-average fair value of options granted during the year	$12.08	$8.57	$6.98
Risk-free interest rate	3.87-3.88%	3.88%	3.18-3.68%
Expected life of option, in years	7	7	7
Expected dividend yield	1.71%	2.19%	2.26%
Expected volatility	0.30	0.30	0.29

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Stock appreciation rights — The Company may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised, over its value when the right was granted. There were no stock appreciation rights outstanding during 2005, 2004 and 2003.

Limited stock appreciation rights that become exercisable upon the occurrence of events that involve or may result in a change of control of the Company have been granted with respect to 3,489 shares.

Notes to Consolidated Financial Statements — Continued

Restricted stock — The Company may grant restricted stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. In 2005, there were 66 restricted shares granted at a weighted-average fair value of $36.82 per share (66 and $29.00 in 2004 and 58 and $23.41 in 2003). Net amortization was $1,419 in 2005 ($946 in 2004 and $575 in 2003).

Employee stock purchase rights — The Company may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of Common Shares at a discount from fair market value. No stock purchase rights were outstanding during 2005, 2004 and 2003.

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

On December 7, 2005, the Board of Directors adopted a resolution authorizing the termination of the Restated Shareholder Rights Plan effective December 31, 2005.

Shares reserved for future issuance — At October 30, 2005, there were 79,210 of the Company’s Common Shares reserved for future issuance through the exercise of outstanding options or rights, including 74,747 shares under the restated shareholder rights plan, which was terminated in December 2005.

Note 13 — Nonrecurring charges

During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and approximately 60 personnel reductions, will be substantially completed by the end of the second quarter of fiscal 2006. As a result of these actions, resources will be more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total restructuring costs will be approximately $3,100, of which $875 was recorded in the fourth quarter of 2005. Substantially all of the $3,100 of expense is associated with cash expenditures for severance payments to terminated employees. Cash of $4 was paid during the fourth quarter of 2005.

During the fourth quarter of 2004, the Company disposed of a minority equity investment that resulted in a pretax loss of $3,288 ($2,257 after tax), which was recorded in other expense.

During 2003, the Company recognized severance and restructuring costs of $2,028 ($1,359 after tax, or $.04 per share), primarily related to severance payments to approximately 70 employees of the finishing and coating and the advanced technology segments in North America. The unpaid balance of $183 at November 2, 2003, was paid in 2004.

Notes to Consolidated Financial Statements — Continued

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

In March 2005 the Company acquired full ownership of H.P. Solutions Inc., d/b/a H.F. Johnson Manufacturing Co., a California machining company that performed services for the Company’s Asymtek business. The cost of the acquisition was $567, which was allocated to net tangible assets.

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

In March 2003, the Company acquired full ownership interest in land and a building owned by a partnership that leased office and manufacturing space to the Company. The real estate is located in Duluth, Georgia, and serves as the worldwide headquarters for the Company’s adhesives businesses. As a result, the Company assumed $10,704 of debt owed by the partnership, real estate with a net book value of $10,270, cash and other current liabilities. Previously, the Company had leased the property under an operating lease with a partnership in which the Company was a partner.

Assuming these acquisitions had taken place at the beginning of 2003, proforma results would not have been materially different.

Note 15 — Supplemental information for the statement of cash flows

	2005	2004	2003

Cash operating activities:
Interest paid	$13,683	$15,654	$18,188
Income taxes paid	15,175	15,555	12,749
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$6,958	$5,614	$5,223
Capitalized lease obligations terminated	854	424	864
Shares acquired and issued through exercise of stock options	5,472	11,081	4,794
Non-cash assets and liabilities of businesses acquired:
Working capital	$(27)	$145	$(147)
Property, plant and equipment	743	1,615	10,297
Intangibles and other	—	2,975	10
Long-term debt and other liabilities	(159)	(722)	(10,704)

	$557	$4,013	$(544)

Notes to Consolidated Financial Statements — Continued

Note 16 — Operating segments and geographic area data

The Company conducts business across three primary business segments: Adhesive Dispensing and Nonwoven Fiber Systems, Advanced Technology Systems and Finishing and Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

Nordson products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

No single customer accounted for more than 5 percent of the Company’s sales in 2005, 2004 or 2003.

The following table presents information about Nordson’s reportable segments:

	Adhesive		Finishing
	Dispensing and	Advanced	and
	Nonwoven Fiber	Technology	Coating	Corporate		Total

Year ended October 30, 2005
Net external sales	$501,665	$197,370	$140,127	$—		$839,162
Depreciation	11,402	3,427	3,666	4,137		22,632
Operating profit	97,553	41,696	1,234 (a)	(18,816)		121,667
Identifiable assets(b)	211,794	69,926	53,256	497,021	(c)	831,997
Expenditures for long-lived assets (d)	7,711	2,453	2,317	2,908		15,389
Year ended October 31, 2004
Net external sales	$497,699	$164,901	$130,944	$—		$793,544
Depreciation	11,508	3,851	3,871	4,853		24,083
Operating profit	97,904	30,229	2,466	(20,129)		110,470
Identifiable assets(b)	221,808	53,920	58,161	537,443	(c)	871,332
Expenditures for long-lived assets (d)	5,292	1,808	1,587	2,750		11,437
Year ended November 2, 2003
Net external sales	$426,204	$128,421	$112,722	$—		$667,347
Depreciation	12,019	4,731	4,000	6,546		27,296
Operating profit	73,302	14,502	707	(20,290	) (e)	68,221
Identifiable assets(b)	203,634	55,968	49,438	482,185	(c)	791,225
Expenditures for long-lived assets (d)	4,417	1,329	1,133	684		7,563

(a)	Includes $875 of severance and restructuring charges.

(b)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves and property, plant and equipment net of accumulated depreciation.

(c)	Corporate assets are principally cash and cash equivalents, domestic deferred income taxes, investments, capital leases, headquarter facilities, the major portion of the Company’s domestic enterprise management system and intangible assets.

(d)	Long-lived assets consist of property, plant and equipment and capital lease assets.

(e)	Includes $2,028 of severance and restructuring charges. These charges were not allocated to reportable segments for management reporting purposes.

Notes to Consolidated Financial Statements — Continued

The Company has significant sales and long-lived assets in the following geographic areas:

	2005	2004	2003

Net external sales
United States	$280,542	$266,050	$245,918
Americas	59,391	51,390	42,340
Europe	298,828	296,067	244,709
Japan	89,782	87,477	73,333
Asia Pacific	110,619	92,560	61,047

Total net external sales	$839,162	$793,544	$667,347

Long-lived assets
United States	$84,433	$86,832	$94,044
Americas	1,615	1,329	1,356
Europe	15,398	15,979	13,848
Japan	3,079	3,559	3,675
Asia Pacific	6,006	3,908	2,332

Total long-lived assets	$110,531	$111,607	$115,255

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2005	2004	2003

Total profit for reportable segments	$121,667	$110,470	$68,221
Interest expense	(13,825)	(15,432)	(18,063)
Interest and investment income	1,864	1,350	889
Other-net	1,570	(2,560)	1,430

Consolidated income before income taxes	$111,276	$93,828	$52,477

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2005	2004	2003

Total assets for reportable segments	$831,997	$871,332	$791,225
Plus: customer advance payments	10,850	8,921	6,229
Eliminations	(54,321)	(39,705)	(30,648)

Total consolidated assets	$788,526	$840,548	$766,806

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

Changes in the carrying amount of goodwill for 2005 by operating segment are as follows:

	Adhesive
	Dispensing
	and		Finishing
	Nonwoven	Advanced	and
	Fiber	Technology	Coating	Total

Balance at October 31, 2004	$30,715	$297,506	$3,438	$331,659
Currency effect	(169)	(92)	(42)	(303)

Balance at October 30, 2005	$30,546	$297,414	$3,396	$331,356

Information regarding the Company’s intangible assets subject to amortization is as follows:

	October 30, 2005

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Core/developed technology	$10,400	$3,543	$6,857
Noncompete agreements	4,070	1,649	2,421
Patent costs	2,955	1,956	999
Other	6,422	5,827	595

Total	$23,847	$12,975	$10,872

	October 31, 2004

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Core/developed technology	$10,400	$2,667	$7,733
Noncompete agreements	4,079	1,430	2,649
Patent costs	2,966	1,628	1,338
Other	6,332	5,612	720

Total	$23,777	$11,337	$12,440

At October 30, 2005, $4,585 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization. The amount at October 31, 2004 was $4,891.

Amortization expense for 2005 and 2004 was $1,769 and $1,846, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

2006	$1,692
2007	$1,512
2008	$1,503
2009	$1,209
2010	$1,098

Notes to Consolidated Financial Statements — Continued

Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth

2005:
Sales	$190,166	$207,623	$201,570	$239,803
Cost of sales	83,625	92,068	87,748	107,857
Net income	14,366	17,478	18,591	27,903
Earnings per share:
Basic	$.40	$.48	$.51	$.82
Diluted	.39	.47	.50	.80
2004:
Sales	$170,640	$196,602	$197,949	$228,353
Cost of sales	77,767	83,976	85,835	106,735
Net income	9,664	16,673	17,274	19,723
Earnings per share:
Basic	$.28	$.47	$.48	$.55
Diluted	.27	.46	.47	.53

Domestic operations report results using four, 13-week quarters. International subsidiaries report results using calendar quarters. The sum of the per-share amounts for the four quarters of 2005 do not equal the annual per-share amounts because of the timing of stock repurchases.

In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a result, the Company’s postretirement benefit expense was reduced by $1,238 in the third quarter. This gain was partially offset by actuarial losses from demographic and from claim and underwriting sources.

Also, in the third quarter of 2005, the Company determined that it would be able to reverse a valuation allowance on foreign tax credit carryovers, resulting in a $3,900 reduction in a deferred tax valuation allowance. The Company also determined that an increase in the provision for foreign and U.S. state income taxes was necessary, which resulted in additional income tax expense of $1,500. As a result of a recent change in the Ohio Tax Law, the Company also wrote down a deferred state income tax benefit of $500.

During the fourth quarter of 2005, the Company recognized pretax severance and restructuring charges of $875.

During the fourth quarter of 2004, the Company disposed of a minority equity investment that resulted in a pre-tax loss of $3,288 ($2,257 after tax), which was recorded in other expense.

Note 19 — Guarantees

The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won 3,000,000 (approximately $2,874) secured by land and building and expires on January 31, 2006. The other is a continuing guarantee for $2,300.

Notes to Consolidated Financial Statements — Continued

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at October 30, 2005 was Euro 1,800 (approximately $2,172) and is declining ratably as semiannual principal payments are made by the customer. The Company has recorded $1,045 in accrued liabilities related to this guarantee. The recorded amount is being reduced as the customer makes payments.

Note 20 — Contingencies

The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, quarterly or annual operating result or cash flows.

Environmental – The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for the City of New Richmond municipal landfill and (2) providing clean drinking water to the affected down gradient residential properties through completion of the FS/ RI phase of the project. The FS/ RI is expected to be completed in fiscal 2006. The Company has committed $1,079 towards completing the FS/ RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements in selling and administrative expenses. Against this commitment, the Company has made payments of $829 through the end of fiscal 2005. The remaining amount of $250 is recorded in accrued liabilities in the October 30, 2005 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/ RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur in fiscal 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive, which directs EU Member States to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005 and from products in use prior to that date that are being replaced. In accordance with the WEEE directive, the Company has identified and labeled its products that are affected by the regulations adopted by Member States. The Company also has developed a strategy to support recycling of the electrical and electronic equipment and has created a section on its Web site to provide customers with information on how to return WEEE-labeled products for proper recycling.

The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive. The RoHS Directive addresses the restriction on use of certain hazardous substances such as mercury, lead, cadmium and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. The Company has committed to design its future products to meet the standards established by the RoHS Directive.

As of October 30, 2005, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the fourth quarter of 2005 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 30, 2005.

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 30, 2005.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of internal control over financial reporting of the Company as of October 30, 2005. This report is included herein.

/s/ Edward P. Campbell	/s/ Peter. S. Hellman	/s/ Nicholas D. Pellecchia

Chairman of the Board and Chief Executive Officer December 13, 2005	President, Chief Financial and Administrative Officer December 13, 2005	Vice President, Finance and Controller December 13, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nordson Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nordson Corporation maintained effective internal control over financial reporting as of October 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nordson Corporation maintained effective internal control over financial reporting as of October 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 30 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 30, 2005, and October 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 30, 2005 and our report dated December 13, 2005 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 13, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 30, 2005, and October 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2) and (d). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 30, 2005 and October 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nordson Corporation’s internal control over financial reporting as of October 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2005 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 13, 2005

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management with the participation of its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 30, 2005. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2005 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company

The Company incorporates herein by reference the information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. Information regarding the Company’s Audit Committee financial expert is incorporated by reference to the caption “Election of Directors” of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

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

The Company has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on the Company’s Web site at www.nordson.com. The Company intends to satisfy its disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of the Company’s code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its Web site.

Item 11.	Executive Compensation

The Company incorporates herein by reference the information appearing under the caption “Compensation of Directors,” and information pertaining to compensation of executive officers appearing under the captions “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Long-Term Incentive Compensation,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values,” “Salaried Employees’ Pension Plan,” and “Excess Defined Benefit Pension Plan and Excess Defined Contribution Retirement Plan” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information appearing under the caption “Ownership of Nordson Common Shares” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding the Company’s equity compensation plans in effect as of October 30, 2005.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	3,489	$26.48	1,152
Equity compensation plans not approved by security holders	—	—	—

Total	3,489	$26.48	1,152

The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

Item 13.	Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under the caption “Agreements with Officers and Directors” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. There are no other transactions that require disclosure pursuant to Item 404 of Regulation S-K.

William D. Ginn, a director of the Company, is a retired partner with the law firm of Thompson Hine LLP. Thompson Hine LLP has in the past provided and continues to provide legal services to the Company.

Item 14.	Principal Accounting Fees and Services

The Company incorporates herein by reference the information appearing under the caption “Independent Auditors” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (c). Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 30, 2005.

No other consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(a)(3) and (b). Exhibits

The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: January 13, 2006

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and
Administrative Officer

/s/ NICHOLAS D. PELLECCHIA

Nicholas D. Pellecchia
Vice President, Finance and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ EDWARD P. CAMPBELL Edward P. Campbell Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 13, 2006

/s/ PETER S. HELLMAN Peter S. Hellman Director, President, Chief Financial and Administrative Officer (Chief Financial Officer)	January 13, 2006

/s/ NICHOLAS D. PELLECCHIA Nicholas D. Pellecchia Vice President, Finance and Controller (Chief Accounting Officer)	January 13, 2006

/s/ WILLIAM W. COLVILLE William W. Colville Director	January 13, 2006

/s/ WILLIAM D. GINN William D. Ginn Director	January 13, 2006

/s/ STEPHEN R. HARDIS Stephen R. Hardis Director	January 13, 2006

/s/ DR. DAVID W. IGNAT Dr. David W. Ignat Director	January 13, 2006

Signatures — Continued

/s/ JOSEPH P. KEITHLEY Joseph P. Keithley Director	January 13, 2006

/s/ WILLIAM P. MADAR William P. Madar Director	January 13, 2006

/s/ MARY G. PUMA Mary G. Puma Director	January 13, 2006

/s/ WILLIAM L. ROBINSON William L. Robinson Director	January 13, 2006

/s/ BENEDICT P. ROSEN Benedict P. Rosen Director	January 13, 2006

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year
(In thousands)
Allowance for Doubtful Accounts
Fiscal 2003	$3,781	1,581	1,462	352	$4,252

Fiscal 2004	$4,252	1,268	1,538	187	$4,169

Fiscal 2005	$4,169	1,611	658	(50)	$5,072

Inventory Obsolescence and Other Reserves
Fiscal 2003	$26,126	2,670	22,766	1,096	$7,126

Fiscal 2004	$7,126	4,481	4,697	384	$7,294

Fiscal 2005	$7,294	2,905	2,827	(141)	$7,231

Warranty Accrual
Fiscal 2003	$2,767	2,942	2,799	120	$3,030

Fiscal 2004	$3,030	4,165	3,145	71	$4,121

Fiscal 2005	$4,121	4,210	3,799	(127)	$4,405

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 2004)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$200 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated October 19, 2004)
4-b	Second Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 2003)
4-c	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4b to Registrant’s Form 10-Q for the quarter-ended July 29, 2001)
(10)	Material Contracts
10-a	Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated November 8, 2004) *
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-1 to Registrant’s Form 10-Q for the quarter-ended January 30, 2005)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year-ended October 28, 2001) *
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 2003) *
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan *
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year-ended November 2, 2003)*
10-e-1	First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e-2	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-f-2 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-e-3	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-2 to Registrant’s Form 10-Q for the quarter-ended January 30, 2005)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-f to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 2004) *
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 (incorporated herein by reference to Exhibit 10-j-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*
10-g-1	Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 8, 2004)*

Index to Exhibits — Continued

Exhibit
Number	Description

10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 2004) *
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 2004) *
10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-2 to Registrant’s Annual Report on Form 10-K for the year-ended October 31, 2004)*
10-i	Stock Redemption Agreement between the Registrant and Russell L. Bauknight dated August 26, 2005
10-j	Release of Claims Agreement between the Registrant and Mark G. Gacka (incorporated herein by reference to Exhibit 99 to Registrant’s Form 8-K dated September 13, 2005)
10-k	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-3 to Registrant’s Form 10-Q for the quarter-ended January 30, 2005)*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.