Form 10-Q
period 2006-01-31
NORDSON CORP
filed 2006-03-13
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
Common Shares with no par value
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2006: 33,467,490

Nordson Corporation

Nordson Corporation
Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

Quarter Ended	January 31, 2006	January 30, 2005
(In thousands, except for per share data)
Sales	$197,452	$190,166

Operating costs and expenses:
Cost of sales	83,654	83,625
Selling and administrative expenses	84,368	82,791
Severance and restructuring costs	1,233	—

	169,255	166,416

Operating profit	28,197	23,750

Other income (expense):
Interest expense	(3,491)	(3,296)
Interest and investment income	212	346
Other — net	(707)	483

	(3,986)	(2,467)

Income before income taxes	24,211	21,283

Income taxes	8,144	6,917

Net income	$16,067	$14,366

Average common shares	33,002	36,226
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	845	974

Average common shares and common share equivalents	33,847	37,200

Basic earnings per share	$0.49	$0.40

Diluted earnings per share	$0.47	$0.39

Dividends per share	$0.165	$0.16

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	January 31, 2006	October 30, 2005
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,766	$11,269
Marketable securities	215	215
Receivables	151,539	181,660
Inventories	92,936	81,868
Deferred income taxes	30,564	30,954
Prepaid expenses	7,301	5,750

Total current assets	300,321	311,716

Property, plant and equipment — net	111,263	110,531
Goodwill — net	331,468	331,356
Other intangible assets — net	14,978	15,457
Other assets	18,951	19,466

	$776,981	$788,526

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$14,180	$18,393
Accounts payable	37,078	49,609
Current maturities of long-term debt	45,711	53,686
Other current liabilities	115,325	128,386

Total current liabilities	212,294	250,074

Long-term debt	101,420	101,420
Other liabilities	102,039	106,120

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	200,559	188,132
Retained earnings	623,403	613,580
Accumulated other comprehensive loss	(24,788)	(25,883)
Common shares in treasury, at cost	(450,199)	(454,365)
Deferred stock-based compensation	—	(2,805)

Total shareholders’ equity	361,228	330,912

	$776,981	$788,526

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Quarter Ended	January 31, 2006	January 30, 2005
(In thousands)

Cash flows from operating activities:
Net income	$16,067	$14,366
Depreciation and amortization	6,062	6,387
Tax benefit from the exercise of stock options	(3,549)	55
Changes in operating assets and liabilities	(1,397)	(21,145)
Other	(1,928)	8,037

Net cash provided by operating activities	15,255	7,700

Cash flows from investing activities:
Additions to property, plant and equipment	(4,531)	(3,136)
Proceeds from sale of marketable securities	—	59,075
Purchases of marketable securities	—	(45,276)

Net cash provided by (used in) investing activities	(4,531)	10,663

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(5,107)	2,078
Repayment of long-term debt	(8,000)	—
Repayment of capital lease obligations	(1,344)	(1,173)
Issuance of common shares	12,352	2,239
Purchase of treasury shares	(1,914)	(710)
Tax benefit from the exercise of stock options	3,549	—
Dividends paid	(5,455)	(5,800)

Net cash used in financing activities	(5,919)	(3,366)
Effect of exchange rate changes on cash	440	845
Effect of change in fiscal year-end for certain
international subsidiaries	1,252	—

Increase in cash and cash equivalents	6,497	15,842
Cash and cash equivalents:
Beginning of year	11,269	11,176

End of quarter	$17,766	$27,018

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2006
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 30, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.
2.	Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Prior to 2006, the majority of the Company’s international operations reported their results on a one-month lag, in order to facilitate reporting of consolidated accounts. Effective in 2006, the reporting lag was eliminated. As a result, the October 2005 results of operations for these subsidiaries, which amounted to a net loss of $788,000, were recorded directly to retained earnings at the beginning of fiscal 2006. Beginning in 2006, each accounting period ends on the calendar month-end. Previously, each month ended on a Sunday.
3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation of other services are those which can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. The remaining revenues are recognized upon delivery.
4.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.
5.	Accounting Changes. In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted No. 151 in fiscal 2006, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

Nordson Corporation
In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. As discussed in Note 9, the Company adopted No. 123(R) in the first quarter of fiscal 2006.

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

6.	Inventories. Inventories consisted of the following:

	January 31, 2006	October 30, 2005
(In thousands)
Finished goods	$46,307	$44,788
Work-in-process	18,458	12,258
Raw materials and finished parts	44,385	40,537

	109,150	97,583
Obsolescence and other reserves	(7,481)	(7,231)
LIFO reserve	(8,733)	(8,484)

	$92,936	$81,868

Nordson Corporation
7.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the quarter ended January 31, 2006 by operating segment are as follows:

	Adhesive Dispensing	Advanced
	& Nonwoven Fiber	Technology	Finishing &
	Systems	Systems	Coating Systems	Total
(In thousands)
Balance at October 30, 2005	$30,546	$297,414	$3,396	$331,356
Currency effect	65	33	14	112

Balance at January 31, 2006	$30,611	$297,447	$3,410	$331,468

Information regarding the Company’s intangible assets subject to amortization is as follows:

	January 31, 2006
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$3,762	$6,638
Non-Compete Agreements	4,072	1,704	2,368
Patent Costs	2,958	2,032	926
Other	5,924	5,463	461

Total	$23,354	$12,961	$10,393

	October 30, 2005
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/Developed Technology	$10,400	$3,543	$6,857
Non-Compete Agreements	4,070	1,649	2,421
Patent Costs	2,955	1,956	999
Other	6,422	5,827	595

Total	$23,847	$12,975	$10,872

At January 31, 2006 and October 30, 2005, $4,585,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the quarters ended January 31, 2006 and January 30, 2005 was $416,000 and $437,000, respectively.

Nordson Corporation
8.	Comprehensive income. Comprehensive income for the quarters ended January 31, 2006 and January 30, 2005 is as follows:

	January 31, 2006	January 30,2005
(In thousands)
Net income	$16,067	$14,366
Foreign currency translation adjustments	1,095	11,846

Comprehensive income	$17,162	$26,212

Accumulated other comprehensive loss at January 31, 2006 consisted of net foreign currency translation adjustment credits of $7,176,000 offset by $31,964,000 of minimum pension liability adjustments. At January 30, 2005 it consisted of net foreign currency translation adjustment credits of $20,829,000 offset by $25,454,000 of minimum pension liability adjustments. First quarter activity is as follows:

	January 31, 2006	January 30,2005
(In thousands)
Beginning balance	$(25,883)	$(16,471)
Current-period change	1,095	11,846

Ending balance	$(24,788)	$(4,625)

9.	Stock-Based Compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.
Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Options granted to non-employee directors vest in 6 months. Vesting accelerates upon the occurrence of events that involve or may result in a change of control of the Company. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis.

Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Effective at the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of FAS 123 (R) using the modified prospective transition method. Under this method compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005 and options granted in fiscal 2006. Compensation expense is being recognized on a straight-line basis over the total requisite service period of each option grant. Results for prior periods have not been restated.

Nordson Corporation
The following table shows pro forma information regarding net income and earnings per share for the first quarter of 2005 as if the Company had accounted for stock options granted since 1996 under the fair value method.

Quarter Ended
(In thousands, except for per share data)	January 30, 2005

Net income, as reported	$14,366

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(548)

Pro forma net income	$13,818

Earnings per share:
Basic — as reported	$0.40
Basic — pro forma	$0.38

Diluted — as reported	$0.39
Diluted — pro forma	$0.37
As a result of adopting FAS 123 (R), the Company recognized compensation expense of $982,000 ($639,000 on an after-tax basis, or $.02 per both basic and diluted share) during the first quarter of 2006.
Prior to the adoption of FAS 123 (R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123 (R) requires these benefits to be classified as financing cash flows. The excess tax benefit of $3,549,000 in the first quarter of 2006 was classified as a financing cash inflow and would have been classified as an operating cash flow prior to adoption of FAS 123 (R).
Following is a summary of the Company’s stock options for the quarter ending January 31, 2006:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 30, 2005	3,489	$26.48
Granted	331	$38.81
Exercised	(714)	$24.56
Forfeited or expired	(24)	$29.61

Outstanding at January 31, 2006	3,082	$28.22	$53,000	6.1 years

Vested or expected to vest at January 31, 2006	2,998	$28.05	$52,073	6.0 years

Exercisable at January 31, 2006	2,141	$25.87	$41,868	5.1 years

Nordson Corporation
As of January 31, 2006, there was $8,245,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Quarter ended	January 31, 2006	January 30, 2005

Expected volatility	.276-.282	.300
Expected dividend yield	1.88-2.00%	1.71%
Risk-free interest rate	4.44-4.59%	3.87-3.88%
Expected life of the option (in years)	5.6-8.8	7.00
The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2006 options were .278 and 1.92%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the first three months of 2006 and 2005 was $11.81 and $12.08, respectively. The total intrinsic value of options exercised during the first three months of 2006 and 2005 was $12,501,000 and $3,087,000, respectively.
Cash received from the exercise of stock options was $12,352,000 for the first quarter of 2006 and $2,239,000 for the first quarter of 2005. The tax benefit realized from tax deductions from exercises was $3,549,000 for the first quarter of 2006 and $55,000 for the first quarter of 2005. The tax benefit increased because of a higher amount of compensation expense related to stock option exercises. In addition, the benefit increased because a higher tax rate was applied to the expense. In the first quarter of 2005, the amount of the benefit could not be determined, so a minimum tax rate was used. This year, it is expected that the Company will be able to utilize more of the benefit to reduce income taxes, so a statutory tax rate was used.
Restricted Stock
The Company may grant restricted stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (currently six months to five years) defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. Upon adoption of FAS 123(R) at the beginning of 2006, the unamortized balance of the deferred stock-based compensation was reclassified to capital in excess of stated value.
The following table summarizes activity related to restricted stock during the first quarter of 2006:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 30, 2005	161	$30.17
Granted	5	$38.92
Vested	—	—
Forfeited	—	—

Nonvested at January 31, 2006	166	$30.44

Nordson Corporation
As of January 31, 2006, there was approximately $2,577,000 of unrecognized compensation cost related to restricted stock. The cost is expected to be amortized over a weighted average period of 1.8 years. The amount charged to expense related to restricted stock was $458,000 in the first quarter of 2006 and $427,000 in the first quarter of 2005.
Directors Deferred Compensation
Non-employee directors may defer all or part of their fees until retirement. The fees may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Upon adoption of FAS 123 (R) at the beginning of 2006, deferred amounts of $3,435,000 in stock equivalent units were reclassified from liabilities to capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.
The following is a summary of the activity during the first quarter of 2006:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 30, 2005	151	$22.74
Granted	2	$40.43
Dividend equivalents	1	$42.32
Distributions	(4)	$19.82

Outstanding at January 31, 2006	150	$23.17

The amount charged to expense related to this plan was $80,000 in the first quarter of 2006.
Long-Term Incentive Compensation Plan (LTIP)
Under the long-term incentive compensation plan, executive officers and selected other employees receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company exceeds certain threshold performance objectives.
Under the performance periods originating in 2004 and 2005, awards will be paid in cash based upon the share price of the Company’s Common Shares at a predetermined date subsequent to the end of each three-year performance period. Over each three-year performance period, costs are accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The method of estimating accrual amounts was revised upon adoption of FAS 123 (R), however the cumulative effect of the change was not material. The accruals for these performance periods continue to be classified as liabilities.
Under the performance period originating in 2006, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the weighted-average value of the Company’s Common Stock at the dates of grant ($36.97 per share). These awards are recorded in shareholders’ equity, and the amount recorded at January 31, 2006 was $315,000.

Nordson Corporation
10.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first quarter of 2006 and 2005:

Quarter ended	January 31, 2006	January 30, 2005
(In thousands)
Beginning balance	$4,405	$4,121
Accruals for warranties	1,445	800
Warranty payments	(1,238)	(658)
Currency effect	29	140

Ending balance	$4,641	$4,403

11.	Non-recurring charges. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and approximately 60 personnel reductions, will be substantially completed by the end of the second quarter of fiscal 2006. As a result of these actions, resources will be more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total restructuring costs will be approximately $3,200,000, of which $875,000 was recorded in the fourth quarter of 2005 and $1,233,000 was recorded in the first quarter of 2006. Substantially all of the $3,200,000 of expense is associated with cash expenditures for severance payments to terminated employees. The following table summarizes activity in the severance and restructuring accrual during 2006:

Quarter ended	January 31, 2006
(In thousands)
Accrual balance at October 30, 2005	$871
Additions to accrual	1,233
Payments	(725)

Accrual balance at January 31, 2006	$1,379

12.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, advanced technology systems and finishing and coating systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 30, 2005.

Page-13

Nordson Corporation
The Company’s products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor, life sciences and other diverse industries. The Company sells its products primarily through a direct, geographically dispersed sales force.
The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Advanced	Finishing and
	Nonwoven Fiber	Technology	Coating	Corporate	Total
(In thousands)
Quarter ended
January 31, 2006
Net external sales	$113,548	$51,754	$32,150	$—	$197,452
Operating profit	21,554	11,154	(886)	(3,625)	28,197

Quarter ended
January 30, 2005
Net external sales	$114,962	$42,074	$33,130	$—	$190,166
Operating profit	18,343	6,938	619	(2,150)	23,750
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Quarter ended	January 31, 2006	January 30, 2005
(In thousands)
Total profit for reportable segments	$28,197	$23,750
Interest expense	(3,491)	(3,296)
Interest and investment income	212	346
Other-net	(707)	483

Consolidated income before income taxes	$24,211	$21,283

The Company has significant sales in the following geographic regions:

Quarter ended	January 31, 2006	January 30, 2005
(In thousands)
United States	$66,218	$60,285
Americas	15,713	14,554
Europe	70,220	70,828
Japan	18,819	21,469
Asia Pacific	26,482	23,030

Total net external sales	$197,452	$190,166

Nordson Corporation
13.	Pension and other postretirement plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2006 as compared with 2005 were:

	Pension Benefits		Other Postretirement Benefits
Quarter ended	January 31, 2006	January 30, 2005	January 31, 2006	January 30, 2005
(In thousands)
Service cost	$1,732	$1,323	$312	$331
Interest cost	2,649	2,412	558	545
Expected return on plan assets	(2,461)	(2,355)		—
Amortization of prior service cost	130	152	(181)	(147)
Recognized net actuarial loss (gain)	976	588	411	272
Total benefit cost	$3,026	$2,120	$1,100	$1,001

The Company’s contributions to pension and postretirement plans in fiscal 2006 is now estimated to be approximately $21.5 million, compared to the previous estimate of $14 million disclosed in the Company’s 2005 10-K.

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

Environmental – The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the City of New Richmond municipal landfill and (2) providing clean drinking water to the affected down gradient residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in fiscal 2006. The Company has committed $1,079,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements in selling and administrative expenses. Against this commitment, the Company has made payments of $922,000 through the first quarter of 2006. The remaining amount of $157,000 is recorded in other current liabilities in the January 31, 2006 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur later in fiscal 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

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

Nordson Corporation
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

As of January 31, 2006, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the first quarter of 2006 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

15.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,125,000) secured by land and building and expires on January 31, 2007. The other is a continuing guarantee for $3,300,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at January 31, 2006 was Euro 1,800,000 (approximately $2,187,000) and is declining ratably as semi-annual principal payments are made by the customer. The Company has recorded $1,045,000 in other current liabilities related to this guarantee. The recorded amount is being reduced as the customer makes payments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales

Worldwide sales for the first quarter of 2006 were $197.5 million, a 3.8% increase from sales of $190.2 million for the comparable period of 2005. A sales volume increase of 7.2% was partially offset by a decrease of 3.4% due to the effect of the stronger U.S. dollar in 2006.

Sales of the Company’s adhesive dispensing segment decreased 1.2% in 2006 from 2005. Volume gains of 3.1% were more than offset by currency effects that reduced sales by 4.3%. Increased sales volume in the packaging, coating and product assembly businesses was partially offset by lower fiber system sales. Advanced technology segment sales were up 23.0% from 2005. The increase can be traced to a volume increase of 24.3%, offset by 1.3% from currency effects. Sales volume for each of the businesses in this segment was up more than 13%. Sales of the finishing and coating segment were down 3.0% from the prior year, mainly due to the effect of the stronger U.S. dollar. Sales volume for this segment was even with 2005, with higher liquid and container sales reduced by lower powder sales.

On a geographic basis, first quarter sales volume was up 9.8% in the United States, 5.3% in the Americas, 6.3% in Europe and 14.2% in the Asia Pacific region. These increases were partially offset by a sales volume decrease of 3.7% in Japan resulting from lower powder system sales.

Nordson Corporation
Operating Profit
The first quarter gross margin percentage was 57.6% in 2006 compared to 56.0% in 2005. The increase was driven by favorable product mix and productivity improvements, particularly in the Adhesive segment. Unfavorable currency effects reduced the gross margin rate by .4%.
Selling and administrative expenses in 2006 were up $1,577,000, or 1.9%, from 2005. Effective in fiscal 2006, the Company adopted the fair value recognition provisions of FAS 123 (R) using the modified prospective transition method, resulting in $982,000 of stock option expense. Under the modified prospective transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005 and options granted in fiscal 2006. Compensation expense is being recognized on a straight-line basis over the total requisite service period of each option grant. Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Results for prior periods have not been restated. The adoption of FAS 123(R) is expected to reduce quarterly earnings per share by approximately $.02 per share in 2006.
Compensation increases and higher employee benefit costs also contributed to the increase in selling and administrative expenses. Currency translation effects reduced selling and administrative costs by 2.6%. Expenses as a percent of sales decreased to 42.7% in 2006 from 43.5% for the first quarter of 2005.
Operating profit, as a percentage of sales, was 14.3% in the first quarter of 2006, up from 12.5% in 2005. Operating profit, as a percent of sales, for the Adhesive segment increased from 16.0% in 2005 to 19.0% in 2006, primarily due to higher gross margins driven by favorable product mix and productivity improvements. For the Advanced Technology segment, operating profit as a percent of sales increased from 16.5% in 2005 to 21.6% in 2006, primarily due to operating costs increasing at a slower rate than revenue. The operating loss in the Finishing and Coating segment was due to severance and restructuring costs of $1,233,000 recorded in the first quarter.
During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and approximately 60 personnel reductions, will be substantially completed by the end of the second quarter of fiscal 2006. As a result of these actions, resources will be more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total restructuring costs will be approximately $3,200,000 of which $875,000 was recorded in the fourth quarter of 2005 and $1,233,000 was recorded in the first quarter of 2006.
Net Income
Foreign exchange losses were largely responsible for other expense of $707,000 in 2006. This compares to other income of $483,000 in 2005, when foreign exchange gains were generated.
The Company’s effective tax rate was 33.6% in the first quarter of 2006, up from 32.5% in the first quarter of 2005. The change was primarily due to a reduction to the extraterritorial income exclusion in 2006.
Net income for the first quarter of 2006 was $16.1 million, or $.47 per share on a diluted basis, compared to $14.4 million or $.39 per share on a diluted basis in 2005. This represents a 12% increase in net income and a 21% increase in earnings per share. The higher per share increase is due to the repurchase of approximately 10% of the Company’s outstanding common shares in the fourth quarter of 2005.

Nordson Corporation
Foreign Currency Effects
In the aggregate, average exchange rates for the first quarter of 2006 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2005 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the first quarter 2006 were translated at exchange rates in effect during the first quarter of 2005, sales would have been approximately $6.4 million higher while third-party costs and expenses would have been approximately $4.1 million higher.
Financial Condition
Cash and cash equivalents increased $6.5 million in the first quarter of 2006. Cash provided by operations was $15.3 million, and cash generated by the exercise of stock options was $12.4 million. Cash was used for dividend payments of $5.5 million, repayment of short-term borrowings and long-term debt of $13.1 million, and for capital expenditures of $4.5 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
Receivables and accounts payable decreased and inventories increased as a result of the traditionally lower level of business activity in the Company’s first fiscal quarter compared to its fourth fiscal quarter. The increase in prepaid expenses relates largely to annual insurance premiums paid in the first quarter of the year. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter. The decrease was offset by a reclassification of a portion of the pension liability from other long-term liabilities to other current liabilities.
Cash provided by operations in the first quarter of 2006 was up $7.6 million from the first quarter of 2005. The increase was primarily due to the impact of changes in working capital. The overall increase in cash and cash equivalents in 2006 was less than 2005, due to the sale of marketable securities in the first quarter of 2005.
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
Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 30, 2005. During the first quarter of 2006 there were no material changes in these policies.

Nordson Corporation
Outlook
Sales volume for the second quarter of 2006 is expected to increase 11% to 13% compared to the second quarter of 2005. The effect of the stronger U.S. dollar should reduce reported sales by about 4%, resulting in a 7% to 9% increase in sales. The increase reflects continued strength in the advanced technology segment. Gross margins for the second quarter are estimated to be 55% to 56%, approximately equal to 2005. Operating expenses should increase approximately 5%, including the effect of stock option expense and restructuring charges related to the Finishing segment. Earnings per share are expected to be in the range of $.55 to $.60 for the quarter.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 13, 2006. The information disclosed has not changed materially in the interim period since October 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management with the participation of its principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President, Chief Financial and Administrative Officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of January 31, 2006. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2006 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation
Part II – Other Information
ITEM 1. LEGAL PROCEEDINGS
The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the City of New Richmond municipal landfill and (2) providing clean drinking water to the affected down gradient residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in fiscal 2006. The Company has committed $1,079,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements in selling and administrative expenses. Against this commitment, the Company has made payments of $922,000 through the first quarter of 2006. The remaining amount of $157,000 is recorded in other current liabilities in the January 31, 2006 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur later in fiscal 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.
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
As of January 31, 2006, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the first quarter of 2006 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.
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

Nordson Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. During the first quarter of 2006, no shares were purchased under this program or otherwise. There are 1,772,000 shares that may yet be purchased under this program.
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

Date: March 13, 2006	Nordson Corporation

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and
Administrative Officer (Principal Financial Officer)