Form 10-Q
period 2006-04-30
NORDSON CORP
filed 2006-06-09
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of April 30, 2006: 33,748,810

EX-31.1 Cert
EX-31.2 Cert
EX-32.1 Cert
EX-32.2 Cert

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
(In thousands, except for per share data)
Sales	$231,830	$207,623	$429,282	$397,789
Operating costs and expenses:
Cost of sales	102,205	92,068	185,859	175,693
Selling and administrative expenses	92,642	87,377	177,010	170,168
Severance and restructuring costs	942	—	2,175	—

	195,789	179,445	365,044	345,861

Operating profit	36,041	28,178	64,238	51,928
Other income (expense):
Interest expense	(3,313)	(3,479)	(6,804)	(6,775)
Interest and investment income	307	447	519	793
Other — net	15	747	(692)	1,230

	(2,991)	(2,285)	(6,977)	(4,752)

Income before income taxes	33,050	25,893	57,261	47,176
Income taxes	11,119	8,415	19,263	15,332

Net income	$21,931	$17,478	$37,998	$31,844

Average common shares	33,437	36,320	33,215	36,273
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	921	826	883	900

Average common shares and common share equivalents	34,358	37,146	34,098	37,173

Basic earnings per share	$0.66	$0.48	$1.14	$0.88

Diluted earnings per share	$0.64	$0.47	$1.11	$0.86

Dividends per share	$0.165	$0.16	$0.33	$0.32

See accompanying notes.

Condensed Consolidated Balance Sheet

	April 30, 2006	October 30, 2005
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$43,897	$11,269
Marketable securities	15	215
Receivables	180,482	181,660
Inventories	87,780	81,868
Deferred income taxes	30,224	30,954
Prepaid expenses	6,564	5,750

Total current assets	348,962	311,716
Property, plant and equipment — net	110,058	110,531
Goodwill — net	331,781	331,356
Other intangible assets — net	14,602	15,457
Other assets	19,073	19,466

	$824,476	$788,526

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$17,007	$18,393
Accounts payable	36,543	49,609
Current maturities of long-term debt	45,760	53,686
Other current liabilities	125,014	128,386

Total current liabilities	224,324	250,074
Long-term debt	101,420	101,420
Other liabilities	105,174	106,120
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	204,907	188,132
Retained earnings	639,827	613,580
Accumulated other comprehensive loss	(18,759)	(25,883)
Common shares in treasury, at cost	(444,670)	(454,365)
Deferred stock-based compensation	—	(2,805)

Total shareholders’ equity	393,558	330,912

	$824,476	$788,526

See accompanying notes.

Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2006	May 1, 2005
(In thousands)
Cash flows from operating activities:
Net income	$37,998	$31,844
Depreciation and amortization	12,294	12,782
Tax benefit from the exercise of stock options	(6,189)	84
Changes in operating assets and liabilities	(7,841)	3,548
Other	3,436	8,492

Net cash provided by operating activities	39,698	56,750
Cash flows from investing activities:
Additions to property, plant and equipment	(6,954)	(8,331)
Proceeds from sale of marketable securities	200	108,765
Purchases of marketable securities	—	(59,677)
Acquisition of new business	—	(605)

Net cash provided by (used in) investing activities	(6,754)	40,152
Cash flows from financing activities:
Repayment of short-term borrowings	(2,823)	(570)
Repayment of long-term debt	(8,000)	—
Repayment of capital lease obligations	(2,689)	(2,346)
Issuance of common shares	19,636	3,149
Purchase of treasury shares	(3,932)	(2,012)
Tax benefit from the exercise of stock options	6,189	—
Dividends paid	(10,963)	(11,614)

Net cash used in financing activities	(2,582)	(13,393)
Effect of exchange rate changes on cash	1,014	172
Effect of change in fiscal year-end for certain international subsidiaries	1,252	—

Increase in cash and cash equivalents	32,628	83,681
Cash and cash equivalents:
Beginning of year	11,269	11,176

End of quarter	$43,897	$94,857

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2006
1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 30, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to 2006, the majority of the Company’s international operations reported their results on a one-month lag, in order to facilitate reporting of consolidated accounts. Effective in 2006, the reporting lag was eliminated. As a result, the October 2005 results of operations for these subsidiaries, which amounted to a net loss of $788,000, were recorded directly to retained earnings at the beginning of 2006. Beginning in 2006, each accounting period ends on the calendar month-end. Previously, each month ended on a Sunday. The Company’s 2006 fiscal year will end on October 31, 2006. Unless otherwise noted, all years and dates refer to the fiscal year.

3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation or other services are those which can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. The remaining revenues are recognized upon delivery.

4.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
5.	Accounting Changes. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted No. 151 in 2006, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaced FASB Statement No. 123 and superceded APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method that was being used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that results in expense being recognized in the Company’s financial statements. As discussed in Note 9, the Company adopted No. 123(R) in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The Company adopted Interpretation No. 47 in 2006, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

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

6.	Inventories. Inventories consisted of the following:

	April 30, 2006	October 30, 2005
(In thousands)

Finished goods	$46,261	$44,788
Work-in-process	13,729	12,258
Raw materials and finished parts	44,818	40,537

	104,808	97,583
Obsolescence and valuation reserves	(8,320)	(7,231)
LIFO reserve	(8,708)	(8,484)

	$87,780	$81,868

Nordson Corporation
7.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2006 by operating segment are as follows:

	Adhesive
	Dispensing and	Advanced	Finishing and
	Nonwoven Fiber	Technology	Coating	Total
(In thousands)

Balance at October 30, 2005	$30,546	$297,414	$3,396	$331,356
Currency effect	268	120	37	425

Balance at April 30, 2006	$30,814	$297,534	$3,433	$331,781

Information regarding the Company’s intangible assets subject to amortization is as follows:

	April 30, 2006
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)

Core/Developed Technology	$10,400	$3,981	$6,419
Non-Compete Agreements	4,083	1,759	2,324
Patent Costs	2,879	2,017	862
Other	5,986	5,574	412

Total	$23,348	$13,331	$10,017

	October 30, 2005
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)

Core/Developed Technology	$10,400	$3,543	$6,857
Non-Compete Agreements	4,070	1,649	2,421
Patent Costs	2,955	1,956	999
Other	6,422	5,827	595

Total	$23,847	$12,975	$10,872

At April 30, 2006 and October 30, 2005, $4,585,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the three months ended April 30, 2006 and May 1, 2005 was $422,000 and $438,000, respectively. Amortization expense for the six months ended April 30, 2006 and May 1, 2005 was $838,000 and $875,000, respectively.

Nordson Corporation
8.	Comprehensive income. Comprehensive income for the three and six month periods ended April 30, 2006 and May 1, 2005 is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2006	May 1, 2005	April 30, 2006	May 1, 2005
(In thousands)

Net income	$21,931	$17,478	$37,998	$31,844
Foreign currency translation adjustments	6,029	(5,329)	7,124	6,517

Comprehensive income	$27,960	$12,149	$45,122	$38,361

Accumulated other comprehensive loss at April 30, 2006 consisted of net foreign currency translation adjustment credits of $13,205,000 offset by $31,964,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at May 1, 2005 consisted of net foreign currency translation adjustment credits of $15,500,000 offset by $25,454,000 of minimum pension liability adjustments.

Changes in accumulated other comprehensive loss for the first six months of 2006 and 2005 are as follows:

	April 30, 2006	May 1, 2005
(In thousands)

Beginning balance	$(25,883)	$(16,471)
Current-period change	7,124	6,517

Ending balance	$(18,759)	$(9,954)

9.	Stock-Based Compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

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

Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Effective at the beginning of 2006, the Company adopted the fair value recognition provisions of FAS 123 (R) using the modified prospective transition method. Under this method compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005 and options granted in 2006. Compensation expense is being in recognized in selling and administrative expenses on a straight-line basis over the total requisite service period of each option grant. Results for prior periods have not been restated.

Nordson Corporation
The following table shows pro forma information regarding net income and earnings per share for 2005 as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Three months ended	Six months ended
	May 1, 2005	May 1, 2005
(In thousands, except for per share data)

Net income, as reported	$17,478	$31,844

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(814)	(1,587)

Pro forma net income	$16,664	$30,257

Earnings per share:
Basic — as reported	$0.48	$0.88
Basic — pro forma	$0.46	$0.83

Diluted — as reported	$0.47	$0.86
Diluted — pro forma	$0.45	$0.81
As a result of adopting FAS 123 (R), the Company recognized compensation expense of $1,003,000 ($666,000 on an after-tax basis, or $.02 per both basic and diluted share) for the three months ended April 30, 2006 and $1,985,000 ($1,317,000 on an after-tax basis, or $.04 per both basic and diluted share) for the six months ended April 30, 2006.

Prior to the adoption of FAS 123 (R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123 (R) requires the effect of this benefit that is additional capital in excess of stated value to be classified as financing cash flows with the corresponding effect that reduces income taxes payable to be classified as operating cash flows. The excess tax benefit of $6,189,000 for the six months ended April 30, 2006 was classified as a financing cash inflow and would have been classified as an operating cash flow prior to adoption of FAS 123 (R).

Following is a summary of the Company’s stock options for the six months ended April 30, 2006:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
	Options	Share	Intrinsic Value	Term
(In thousands, except for per share data)

Outstanding at October 30, 2005	3,489	$26.48
Granted	331	$38.81
Exercised	(1,055)	$24.44
Forfeited or expired	(41)	$30.49

Outstanding at April 30, 2006	2,724	$28.71	$67,399	6.1 years

Vested or expected to vest at April 30, 2006	2,642	$28.53	$65,833	6.1 years

Exercisable at April 30, 2006	1,810	$26.21	$49,302	5.1 years

As of April 30, 2006, there was $7,243,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2006	May 1, 2005

Expected volatility	.276-.282	.300
Expected dividend yield	1.88-2.00%	1.71%
Risk-free interest rate	4.44-4.59%	3.87-3.88%
Expected life of the option (in years)	5.6-8.8	7.00
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

The weighted average grant date fair value of stock options granted during the first six months of 2006 and 2005 was $11.81 and $12.08, respectively. The total intrinsic value of options exercised during the three months ended April 30, 2006 and May 1, 2005 was $8,182,000 and $1,554,000, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2006 and May 1, 2005 was $20,683,000 and $4,641,000, respectively.

Cash received from the exercise of stock options was $19,636,000 for the six months ended April 30, 2006 and $3,149,000 for the six months ended May 1, 2005. The tax benefit realized from tax deductions from exercises was $6,189,000 for the first six months of 2006 and $84,000 for the first six months of 2005. The tax benefit increased because of a higher amount of compensation expense related to stock option exercises. In addition, the benefit increased because a higher tax rate was applied to the expense. In 2005, the amount of the benefit could not be determined, so a minimum tax rate was used. This year, it is expected that the Company will be able to utilize more of the benefit to reduce income taxes, so a statutory tax rate was used.

Restricted Stock

The Company may grant restricted stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (currently six months to five years) defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. Upon adoption of FAS 123 (R) at the beginning of 2006, the unamortized balance of the deferred stock-based compensation was reclassified to capital in excess of stated value.

The following table summarizes activity related to restricted stock during the six months ended April 30, 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
(In thousands, except for per share data)

Nonvested shares at October 30, 2005	161	$30.17
Granted	6	$39.42
Vested	(5)	$26.29
Forfeited	(3)	$32.40

Nonvested at April 30, 2006	159	$30.55

Nordson Corporation
As of April 30, 2006, there was approximately $2,074,000 of unrecognized compensation cost related to restricted stock. The cost is expected to be amortized over a weighted average period of 1.6 years. The amount charged to expense related to restricted stock was $436,000 in the three months ended April 30, 2006 and $424,000 in the three months ended May 1, 2005. The amount charged to expense related to restricted stock was $894,000 in the six months ended April 30, 2006 and $851,000 in the six months ended May 1, 2005.

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

The following is a summary of the activity during the first six months of 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
(In thousands, except for per share data)

Outstanding at October 30, 2005	151	$22.74
Deferrals	3	$43.71
Dividend equivalents	1	$44.68
Distributions	(9)	$19.86

Outstanding at April 30, 2006	146	$23.55

The amount charged to expense related to this plan was $76,000 and $156,000 in the three and six months ended April 30, 2006, respectively.

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

Under the performance period originating in 2006, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the value of the Company’s Common Stock at the dates of grant $(37.05 per share for the executive officer group and $36.56 per share for the group of selected other employees). These awards are recorded in shareholders’ equity, and the amount recorded at April 30, 2006 was $788,000.

Nordson Corporation
10.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first six months of 2006 and 2005:

	April 30, 2006	May 1, 2005
(In thousands)

Beginning balance	$4,405	$4,121
Accruals for warranties	2,915	1,806
Warranty payments	(2,503)	(1,700)
Currency effect	139	49

Ending balance	$4,956	$4,276

11.	Non-recurring charges. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and the elimination of approximately 60 positions, will be substantially completed by the end of the third quarter of 2006. As a result of these actions, it is expected that resources will be more effectively aligned with shifting patterns of global demands, and will enable the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total costs associated with the finishing restructuring will be approximately $3,100,000, of which $875,000 was recorded in the fourth quarter of 2005, $1,233,000 was recorded in the first quarter of 2006 and $513,000 was recorded in the second quarter of 2006. Substantially all of the $3,100,000 of expense is associated with cash expenditures for severance payments to terminated employees.

During the second quarter of 2006, the Company announced a management realignment of its adhesive dispensing and nonwoven fiber segment, which resulted in the elimination of nine positions. It is expected that these actions will better position the segment to achieve its growth objectives. Total expected costs are $429,000, which were recorded in the second quarter. Cash expenditures for severance payments will occur in the second half of 2006.

The following table summarizes activity in the severance and restructuring accruals during the six months ended April 30, 2006:

	Adhesive
	Dispensing and
	Nonwoven	Finishing and
	Fiber	Coating	Total
(In thousands)

Accrual balance at October 30, 2005	$—	$871	$871
Additions to accrual	429	1,746	2,175
Payments	—	(1,874)	(1,874)

Accrual balance at April 30, 2006	$429	$743	$1,172

Nordson Corporation
12.	Operating segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 30, 2005.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Advanced	Finishing and
	Nonwoven Fiber	Technology	Coating	Corporate	Total
(In thousands)

Three months ended April 30, 2006
Net external sales	$133,512	$62,371	$35,947	$—	$231,830
Operating profit	25,794	17,239	642	(7,634)	36,041

Three months ended May 1, 2005
Net external sales	$125,933	$47,296	$34,394	$—	$207,623
Operating profit	24,174	9,385	364	(5,745)	28,178

Six months ended April 30, 2006
Net external sales	$247,060	$114,125	$68,097	$—	$429,282
Operating profit	47,348	28,393	(244)	(11,259)	64,238

Six months ended May 1, 2005
Net external sales	$240,895	$89,370	$67,524	$—	$397,789
Operating profit	42,517	16,323	983	(7,895)	51,928

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2006	May 1, 2005
(In thousands)

Total profit for reportable segments	$36,041	$28,178
Interest expense	(3,313)	(3,479)
Interest and investment income	307	447
Other-net	15	747

Consolidated income before income taxes	$33,050	$25,893

Six months ended	April 30, 2006	May 1, 2005
(In thousands)

Total profit for reportable segments	$64,238	$51,928
Interest expense	(6,804)	(6,775)
Interest and investment income	519	793
Other-net	(692)	1,230

Consolidated income before income taxes	$57,261	$47,176

The Company has significant sales in the following geographic regions:

Three months ended	April 30, 2006	May 1, 2005
(In thousands)

United States	$74,305	$71,651
Americas	17,793	13,630
Europe	79,748	76,574
Japan	21,288	20,295
Asia Pacific	38,696	25,473

Total net external sales	$231,830	$207,623

Six months ended	April 30, 2006	May 1, 2005
(In thousands)

United States	$140,523	$131,936
Americas	33,506	28,184
Europe	149,968	147,402
Japan	40,107	41,764
Asia Pacific	65,178	48,503

Total net external sales	$429,282	$397,789

Nordson Corporation
13.	Pension and other postretirement plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2006 and 2005 were:

	Pension Benefits
	U.S.		International		Other Postretirement Benefits
Second quarter	2006	2005	2006	2005	2006	2005
(In thousands)

Service cost	$1,381	$1,070	$393	$409	$312	$332
Interest cost	2,289	2,215	387	425	558	545
Expected return on plan assets	(2,164)	(2,310)	(238)	(238)	—	—
Amortization of prior service cost	129	150	7	10	(181)	(147)
Recognized net actuarial loss (gain)	965	561	104	72	471	168

Total benefit cost	$2,600	$1,686	$653	$678	$1,160	$898

	Pension Benefits
	U.S.		International		Other Postretirement Benefits
Year-to-date	2006	2005	2006	2005	2006	2005
(In thousands)

Service cost	$2,737	$2,090	$769	$712	$624	$663
Interest cost	4,590	4,329	735	723	1,115	1,090
Expected return on plan assets	(4,425)	(4,502)	(438)	(401)	—	—
Amortization of prior service cost	252	295	14	17	(362)	(294)
Recognized net actuarial loss (gain)	1,847	1,096	198	125	882	440

Total benefit cost	$5,001	$3,308	$1,278	$1,176	$2,259	$1,899

The Company’s contributions to pension and postretirement plans in 2006 is now estimated to be approximately $21,800,000, compared to the estimate of $14,000,000 disclosed in the Company’s 2005 10-K.

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

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the City of New Richmond municipal landfill and (2) providing clean drinking water to the affected down gradient residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in the second half of fiscal 2006. The Company has committed $1,079,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements in selling and administrative expenses. Against this commitment, the Company has made payments of $922,000 through April 30, 2006. The remaining amount of $157,000 is recorded in other current liabilities in the April 30, 2006 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur later in fiscal 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

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

As of April 30, 2006, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the first six months of 2006 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

15.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,181,000) secured by land and building and expires on January 31, 2007. The other is a continuing guarantee for $3,300,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at April 30, 2006 was Euro 1,599,000 (approximately $2,017,000) and is declining ratably as semi-annual principal payments are made by the customer. The Company has recorded $1,045,000 in other current liabilities related to this guarantee. The recorded amount is being reduced as the customer makes payments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations

Sales
Worldwide sales for the three months ended April 30, 2006 were $231.8 million, an 11.7% increase from sales of $207.6 million for the comparable period of 2005. Volume gains were 15.4%, offset by negative currency effects of 3.7% traced to the stronger U.S dollar.

Nordson Corporation
All three of the Company’s operating segments reported higher sales volume. Sales volume for the Company’s Advanced Technology segment increased 33.4% from 2005, with currency effects reducing reported sales by 1.5%. All business within this segment reported strong volume increases, with the Asymtek business particularly strong. Sales volume for the Company’s Adhesive Dispensing and Nonwoven Fiber segment increased 10.8% in 2006, offset by unfavorable currency effects of 4.8%. Increases in the nonwovens, paper converting and coating businesses drove the increase in this segment. Volume of the Finishing and Coating segment was up 7.4%, driven by higher powder and liquid sales. Currency effects of 2.9% offset the increase in volume within this segment.

On a geographic basis, sales volume for the three months ended April 30, 2006 was up in all regions from the three months ended May 1, 2005, driven by strong sales in international markets. The largest increase was in the Asia Pacific region, which saw an increase of 51.6%. Volume was up 27.3% in the Americas, 15.7% in Japan and 12.1% in Europe. In the United States, volume increased 3.7%.

For the six months ended April 30, 2006 worldwide sales were $429.3 million, up 7.9% from the first six months of 2005. Sales volume increased 11.5%, while unfavorable currency effects decreased sales by 3.6%. Sales volume for the Advanced Technology segment was up 29.1%, offset by unfavorable currency effects of 1.4%. Sales volume for each of the businesses within this segment was up more than 15%. Volume for the Adhesive Dispensing and Nonwoven Fiber segment increased 7.2%, offset by negative currency effects of 4.6%. Higher packaging, product assembly, nonwoven and web coating sales were partially offset by lower automotive and fiber sales. Volume was up 3.6% in the Finishing and Coating segment, with higher liquid and container sales reduced by lower powder sales. The effect of the stronger U.S. dollar reduced sales of this segment by 2.8%.

Sales volume for the six months ended April 30, 2006 was up in all five geographic regions compared to the same period of 2005. Volume was up 33.8% in Asia Pacific, 15.9% in the Americas, 9.3% in Europe, 6.5% in the United States and 5.7% in Japan.
Operating Profit
Cost of sales for the three months ended April 30, 2006 increased $10.1 million from 2005, and for the six months ended April 30, 2006, cost of sales increased $10.2 million from 2005. These increases were primarily due to increased sales. The gross margin percentage for the three months ended April 30, 2006 was 55.9%, up from 55.7% for the comparable period of 2005. The gross margin percentage for the six months ended April 30, 2006 increased to 56.7% from 55.8% last year. The increases were driven by favorable product mix and productivity improvements. Currency effects reduced the margin rate by approximately .4% for both the three and six month periods.

Selling and administrative expenses for the three months ended April 30, 2006 were $92.6 million, an increase of $5.3 million, or 6.0% from the three months ended May 1, 2005. For the first six months of 2006, selling and administrative expenses were $177.0 million up $6.8 million, or 4.0% from the prior year. Effective in 2006, the Company adopted the fair value recognition provisions of FAS 123 (R) using the modified prospective transition method, resulting in stock option expense of $1.0 million and $2.0 million for the three and six month periods ending April 30, 2006. Under the modified prospective transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005 and unvested options granted in 2006. Compensation expense is being recognized in selling and administrative expenses on a straight-line basis over the total requisite service period of each option grant. Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Results for prior periods have not been restated. The adoption of FAS 123(R) is expected to reduce quarterly earnings per share by approximately $.02 per share in 2006. As of April 30, 2006, there was $7.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

Nordson Corporation
Compensation increases and higher employee benefit costs also contributed to the increases in selling and administrative expenses in 2006. Currency translation effects reduced selling and administrative costs by 2.8% and 2.7% for the three and six month periods ending April 30, 2006. As a percentage of sales, selling and administrative expenses decreased to 40.0% for the three months ended April 30, 2006 from 42.1% in the same period of 2005 and to 41.2% for the six months ended April 30, 2006 from 42.8% last year, reflecting ongoing lean efforts and revenue increases that were supported by existing capacity.
Operating profit, as a percentage of sales, was 15.5% for the three months ended April 30, 2006, compared to 13.6% for the three months ended May 1, 2005. For the first six months of 2006, operating profit as a percent of sales was 15.0%, up from 13.1% last year.

For the Adhesive Dispensing and Nonwoven Fiber segment, operating profit as a percent of sales was 19.3% for the three months ended April 30, 2006, up slightly from 19.2% for the comparable period of 2005. For the six months ended April 30, 2006, the operating profit percentage increased to 19.2% from 17.6% in 2005. In April 2006, the Company announced a management realignment of its adhesive dispensing and nonwoven fiber segment, which resulted in the elimination of nine positions. It is expected that these actions will better position the segment to achieve its growth objectives. Costs of $429,000 were recorded in April 2006, with cash expenditures for severance payments occurring in the second half of 2006.

Operating profit as a percent of sales for the Advanced Technology segment increased to 27.6% for the three months ended April 30, 2006 from 19.8% in 2005 and increased to 24.9% for the six months ended April 30, 2006 from 18.3% last year. The increases were primarily due to selling and administrative expenses increasing at a slower rate than revenue, and also higher gross margin percentages due to improved absorption of fixed manufacturing costs.

The Finishing and Coating segment generated operating profit of 1.8% of sales in the three months ended April 30, 2006, up from 1.1% for the same period of last year. For the first six months of 2006, this segment operated just below breakeven, due to restructuring charges of $1.7 million. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and the elimination of approximately 60 positions reductions, will be substantially completed by the end of the third quarter of 2006. As a result of these actions, it is expected that resources will be more effectively aligned with shifting patterns of global demands, and will enable the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total costs associated with the finishing restructuring will be approximately $3,100,000, of which $875,000 was recorded in the fourth quarter of 2005, $1,233,000 was recorded in the first quarter of 2006 and $513,000 was recorded in the second quarter of 2006. Substantially all of the $3,100,000 of expense is associated with cash expenditures for severance payments to terminated employees.
Net Income
Interest income in 2006 was lower than 2005 due to cash used for the buyback of approximately 10% of the Company’s common stock in September 2005. Other income decreased to $15,000 in the three months ended April 30, 2006 from $747,000 in 2005. Foreign exchange gains were largely responsible for the prior year amount. For the first six months of 2006, other expense was $692,000, compared to other income of $1.2 million in the first six months of 2005. Foreign exchange gains were generated in 2005, compared to losses in the current year.

The Company’s effective tax rate was 33.6% in the three and six month period ending April 30, 2006, up from 32.5% in the comparable periods of 2005. The change was primarily due to a reduction to the extraterritorial income exclusion in 2006. The Company expects to receive a United States income tax refund in the second half of 2006 which, when received, is expected to lower the full-year tax rate to approximately 31.25%.

Nordson Corporation
Net income for the three months ended April 30, 2006 was $21.9 million, or $.64 per share on a diluted basis, up from $17.5 million, or $.47 per share on a diluted basis in 2005. This represents a 25.5% increase in net income and a 36.2% increase in earnings per share. For the first six months of 2006, net income was $38.0 million, or $1.11 per share on a diluted basis, compared to $31.8 million, or $.86 per share for the first six months of 2005. This represents a 19.3% increase in net income and a 29.1% increase in earnings per share. The earnings per share increases were impacted by the repurchase of approximately 10% of the Company’s outstanding common shares in the fourth quarter of 2005.
Foreign Currency Effects
In the aggregate, average exchange rates for 2006 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during 2005. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended April 30, 2006 were translated at exchange rates in effect during the same period of 2005, sales would have been approximately $7.8 million higher while third-party costs and expenses would have been approximately $5.0 million higher. If transactions for the six months ended April 30, 2006 were translated at exchange rates in effect during the same period of 2005, sales would have been approximately $14.2 million higher and third party costs would have been approximately $9.1 million higher.
Financial Condition
Cash and cash equivalents increased $32.6 million in the six months ended April 30, 2006. Cash provided by operations was $39.7 million, and cash generated by the exercise of stock options was $19.6 million. Cash was used for dividend payments of $11.0 million, repayment of short-term borrowings and long-term debt of $10.8 million, and for capital expenditures of $7.0 million. Cash of $46.0 million will be used for scheduled debt repayments during the third quarter of 2006. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
Accounts payable decreased and inventories increased as a result of the traditionally lower level of business activity in the Company’s second quarter compared to its fourth quarter. An increase in prepaid expenses relates largely to annual insurance premiums paid in the first half of the year. Other current liabilities decreased as a result of bonus and profit sharing payments during the first half. The decrease was offset by a reclassification of a portion of the pension liability from other long-term liabilities to other current liabilities.

Cash provided by operations in the six months ended April 30, 2006 was down $17.1 million from the first six months of 2005. Consistent with the higher level of business activity in 2006, working capital increases used $7.8 million of cash in the six months ended April 30, 2006. In addition, there is a $6.2 million use of cash traced to a change in the presentation of tax benefits from the exercise of stock options. Prior to the adoption of FAS 123 (R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123 (R) requires the reclassification of the benefit associated with capital in excess of stated value as financing cash flows. The overall increase in cash and cash equivalents in 2006 was less than 2005, due to the sale of marketable securities in the prior year.

Nordson Corporation
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

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 30, 2005. There were no material changes in these policies during 2006.
Outlook
The Company expects sales volume to increase 8% to 10% for the third quarter of 2006 compared to 2005. Currency effects are expected to be neutral. Given the mix of standard parts versus engineered systems, gross margins for the third quarter of 2006 should be about 56% to 57%. Increases in selling and administrative expenses in the third quarter are expected to be consistent with increases seen in the second quarter of 2006. Severance and restructuring costs of approximately $500,000 are expected in the third quarter. This would result in diluted earnings per share in the $.54 to $.59 range for the third quarter. Earnings per share would be higher if the income tax refund discussed above is received in the third quarter. Earnings per share were $.50 in the third quarter of 2005.
Safe Harbor Statements Under The Private Securities Litigation Reform Act Of 1995
Statements that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of future tense or phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

Nordson Corporation
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Company’s Form 10-K for the year ended October 30, 2005. The information disclosed has not changed materially during 2006.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management with the participation of its principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President, Chief Financial and Administrative Officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2006. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2006 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for the City of New Richmond municipal landfill and (2) providing clean drinking water to the affected down gradient residential properties through completion of the FS/RI phase of the project. The FS/RI is expected to be completed in the second half of fiscal 2006. The Company has committed $1,079,000 towards completing the FS/RI phase of the project and providing clean drinking water. This amount has been recorded in the Company’s financial statements in selling and administrative expenses. Against this commitment, the Company has made payments of $922,000 through April 30, 2006. The remaining amount of $157,000 is recorded in other current liabilities in the April 30, 2006 Consolidated Balance Sheet. The total cost of the Company’s share for remediation efforts will not be ascertainable until the FS/RI is completed and a remediation plan is approved by the Wisconsin Department of Natural Resources, which is anticipated to occur later in fiscal 2006. However, based upon current information, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.
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
As of April 30, 2006, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the first six months of 2006 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.
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

Nordson Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2003, the Board of Directors authorized the Company to repurchase up to two million shares of the Company’s common stock on the open market until October 2006. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. During the first half of 2006, no shares were purchased under this program or otherwise. There are 1,772,000 shares that may yet be purchased under this program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Nordson Corporation was held on February 21, 2006 for the purpose of electing four directors.
All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

William W. Colville	For: Withheld:	29,194,305 1,055,807
Edward P. Campbell	For: Withheld:	29,503,158 746,954
Dr. David W. Ignat	For: Withheld:	29,200,933 1,049,179
William P. Madar	For: Withheld:	22,198,213 8,051,899

Nordson Corporation
ITEM 6. EXHIBITS

Exhibit Number:
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2006		Nordson Corporation

	By:	/s/ PETER S. HELLMAN
------------------------------------------
Peter S. Hellman President, Chief Financial and Administrative Officer (Principal Financial Officer)