Form 10-Q
period 2006-07-31
NORDSON CORP
filed 2006-09-08
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-7977
NORDSON CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0590250
(State of incorporation)	(I.R.S. Employer Identification No.)

28601 Clemens Road	44145
Westlake, Ohio	(Zip Code)
(Address of principal executive offices)
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of July 31, 2006: 33,664,774

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005

(In thousands, except for per share data)
Sales	$225,965	$201,570	$655,247	$599,359

Operating costs and expenses:
Cost of sales	98,338	87,748	284,197	263,441
Selling and administrative expenses	93,053	85,874	270,063	256,042
Severance and restructuring costs	556	—	2,731	—

	191,947	173,622	556,991	519,483

Operating profit	34,018	27,948	98,256	79,876

Other income (expense):
Interest expense	(2,794)	(3,409)	(9,598)	(10,184)
Interest and investment income	1,031	622	1,550	1,415
Other — net	280	(50)	(412)	1,180

	(1,483)	(2,837)	(8,460)	(7,589)

Income before income taxes	32,535	25,111	89,796	72,287

Income taxes	7,721	6,520	26,984	21,852

Net income	$24,814	$18,591	$62,812	$50,435

Average common shares	33,597	36,208	33,337	36,251

Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	863	635	878	812

Average common shares and common share equivalents	34,460	36,843	34,215	37,063

Basic earnings per share	$0.74	$0.51	$1.88	$1.39

Diluted earnings per share	$0.72	$0.50	$1.84	$1.36

Dividends per share	$0.17	$0.16	$0.50	$0.48

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	July 31, 2006	October 30, 2005

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,078	$11,269
Marketable securities	8	215
Receivables	179,615	181,660
Inventories	88,591	81,868
Deferred income taxes	30,232	30,954
Prepaid expenses	6,357	5,750

Total current assets	324,881	311,716

Property, plant and equipment — net	108,382	110,531
Goodwill — net	331,948	331,356
Other intangible assets — net	14,218	15,457
Other assets	19,797	19,466

	$799,226	$788,526

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$18,914	$18,393
Accounts payable	38,098	49,609
Current maturities of long-term debt	4,290	53,686
Other current liabilities	117,802	128,386

Total current liabilities	179,104	250,074

Long-term debt	97,130	101,420
Other liabilities	112,993	106,120

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	206,429	188,132
Retained earnings	658,921	613,580
Accumulated other comprehensive loss	(17,469)	(25,883)
Common shares in treasury, at cost	(450,135)	(454,365)
Deferred stock-based compensation	—	(2,805)

Total shareholders’ equity	409,999	330,912

	$799,226	$788,526

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2006	July 31, 2005

(In thousands)
Cash flows from operating activities:
Net income	$62,812	$50,435
Depreciation and amortization	18,506	19,117
Tax benefit from the exercise of stock options	(6,058)	84
Changes in operating assets and liabilities	(11,643)	5,123
Other	12,009	6,109

Net cash provided by operating activities	75,626	80,868

Cash flows from investing activities:
Additions to property, plant and equipment	(9,815)	(10,718)
Proceeds from sale of marketable securities	206	118,765
Purchases of marketable securities	—	(105,077)
Acquisition of new business	—	(557)

Net cash provided by (used in) investing activities	(9,609)	2,413

Cash flows from financing activities:
Repayment of short-term borrowings	(989)	(929)
Repayment of long-term debt	(54,008)	(4,290)
Repayment of capital lease obligations	(4,034)	(3,612)
Issuance of common shares	21,216	3,369
Purchase of treasury shares	(10,996)	(7,418)
Tax benefit from the exercise of stock options	6,058	—
Dividends paid	(16,683)	(17,409)

Net cash used in financing activities	(59,436)	(30,289)

Effect of exchange rate changes on cash	976	(211)
Effect of change in fiscal year-end for certain international subsidiaries	1,252	—

Increase in cash and cash equivalents	8,809	52,781
Cash and cash equivalents:
Beginning of year	11,269	11,176

End of quarter	$20,078	$63,957

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2006
1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 30, 2005. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3.	Revenue Recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation or other services are those which can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. A limited number of the Company’s large engineered systems sales contracts are accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period is based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates are updated on a quarterly basis. The remaining revenues are recognized upon delivery.

4.	Environmental Remediation Costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

Nordson Corporation
5.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

6.	Accounting Changes. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted No. 151 in 2006, and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaced FASB Statement No. 123 and superceded APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method that was being used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that results in expense being recognized in the Company’s financial statements. As discussed in Note 10, the Company adopted No. 123(R) in the first quarter of 2006.

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

Nordson Corporation
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of adoption of FIN 48 on its financial position or results of operations.

7.	Inventories. Inventories consisted of the following:

	July 31, 2006	October 30, 2005
(In thousands)
Finished goods	$45,607	$44,788
Work-in-process	13,216	12,258
Raw materials and finished partsm	47,046	40,537

	105,869	97,583
Obsolescence and valuation reserves	(8,569)	(7,231)
LIFO reserve	(8,709)	(8,484)

	$88,591	$81,868

8.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the nine months ended July 31, 2006 by operating segment are as follows:

	Adhesive
	Dispensing and	Advanced	Finishing and
	Nonwoven Fiber	Technology	Coating	Total
(In thousands)
Balance at October 30, 2005	$30,546	$297,414	$3,396	$331,356
Currency effect	334	207	51	592

Balance at July 31, 2006	$30,880	$297,621	$3,447	$331,948

Nordson Corporation
Information regarding the Company’s intangible assets subject to amortization is as follows:

	July 31, 2006
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/developed technology	$10,400	$4,199	$6,201
Non-compete agreements	4,086	1,814	2,272
Patent costs	2,883	2,084	799
Other	6,039	5,678	361

Total	$23,408	$13,775	$9,633

	October 30, 2005
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Core/developed technology	$10,400	$3,543	$6,857
Non-compete agreements	4,070	1,649	2,421
Patent costs	2,955	1,956	999
Other	6,422	5,827	595

Total	$23,847	$12,975	$10,872

At July 31, 2006 and October 30, 2005, $4,585,000 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for the three months ended July 31, 2006 and July 31, 2005 was $387,000 and $434,000, respectively. Amortization expense for the nine months ended July 31, 2006 and July 31, 2005 was $1,225,000 and $1,309,000, respectively.

9.	Comprehensive Income. Comprehensive income for the three and nine month periods ended July 31, 2006 and July 31, 2005 is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
(In thousands)
Net income	$24,814	$18,591	$62,812	$50,435
Foreign currency translation adjustments	1,290	(7,792)	8,414	(1,275)

Comprehensive income	$26,104	$10,799	$71,226	$49,160

Nordson Corporation
Accumulated other comprehensive loss at July 31, 2006 consisted of net foreign currency translation adjustment credits of $14,495,000 offset by $31,964,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at July 31, 2005 consisted of net foreign currency translation adjustment credits of $7,708,000 offset by $25,454,000 of minimum pension liability adjustments.

Changes in accumulated other comprehensive loss for the first nine months of 2006 and 2005 are as follows:

	July 31, 2006	July 31, 2005
(In thousands)
Beginning balance	$(25,883)	$(16,471)
Current-period change	8,414	(1,275)

Ending balance	($17,469)	($17,746)

10.	Stock-Based Compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

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

Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Effective at the beginning of 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method. Under this method compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005 and options granted in 2006. Compensation expense is being recognized in selling and administrative expenses on a straight-line basis over the total requisite service period of each option grant. Results for prior periods have not been restated.

Nordson Corporation
The following table shows pro forma information regarding net income and earnings per share for 2005 as if the Company had accounted for stock options granted since 1996 under the fair value method.

	Three months ended	Nine months ended
(In thousands, except for per share data)	July 31, 2005	July 31, 2005
Net income, as reported	$18,591	$50,435

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(800)	(2,394)

Pro forma net income	$17,791	$48,041

Earnings per share:
Basic — as reported	$0.51	$1.39
Basic — pro forma	$0.49	$1.33

Diluted — as reported	$0.50	$1.36
Diluted — pro forma	$0.48	$1.30
As a result of adopting FAS 123(R), the Company recognized compensation expense of $854,000 ($650,000 on an after-tax basis, or $.02 per both basic and diluted share) for the three months ended July 31, 2006 and $2,839,000 ($1,985,000 on an after-tax basis, or $.06 per both basic and diluted share) for the nine months ended July 31, 2006.

Prior to the adoption of FAS 123(R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the effect of this benefit that is additional capital in excess of stated value to be classified as financing cash flows with the corresponding effect that reduces income taxes payable to be classified as operating cash flows. The excess tax benefit of $6,058,000 for the nine months ended July 31, 2006 was classified as a financing cash inflow and would have been classified as an operating cash flow prior to adoption of FAS 123(R).

Following is a summary of the Company’s stock options for the nine months ended July 31, 2006:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term
Outstanding at October 30, 2005	3,489	$26.48
Granted	331	$38.81
Exercised	(1,120)	$24.48
Forfeited or expired	(53)	$30.60

Outstanding at July 31, 2006	2,647	$28.78	$44,250	6.0 years

Vested or expected to vest at July 31, 2006	2,566	$28.61	$43,348	5.9 years

Exercisable at July 31, 2006	1,767	$26.40	$33,739	5.0 years

As of July 31, 2006, there was $6,389,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2006	July 31, 2005

Expected volatility	.276-.282	.300
Expected dividend yield	1.88-2.00%	1.71%
Risk-free interest rate	4.44-4.59%	3.87-3.88%
Expected life of the option (in years)	5.6-8.8	7.00
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

The weighted average grant date fair value of stock options granted during the first nine months of 2006 and 2005 was $11.81 and $12.08, respectively. The total intrinsic value of options exercised during the three months ended July 31, 2006 and July 31, 2005 was $1,929,000 and $67,000, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2006 and July 31, 2005 was $22,613,000 and $4,708,000, respectively.

Cash received from the exercise of stock options was $21,216,000 for the nine months ended July 31, 2006 and $3,369,000 for the nine months ended July 31, 2005. The tax benefit realized from tax deductions from exercises was $6,058,000 for the first nine months of 2006 and $84,000 for the first nine months of 2005. The tax benefit increased because of a higher amount of compensation expense related to stock option exercises. In addition, the benefit increased because a higher tax rate was applied to the expense. In 2005, the amount of the benefit could not be determined, so a minimum tax rate was used. This year, it is expected that the Company will be able to utilize more of the benefit to reduce income taxes, so a statutory tax rate was used.

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

The following table summarizes activity related to restricted stock during the nine months ended July 31, 2006:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 30, 2005	161	$30.17
Granted	6	$39.70
Vested	(9)	$32.61
Forfeited	(3)	$32.40

Nonvested shares at July 31, 2006	155	$30.34

Nordson Corporation
As of July 31, 2006, there was approximately $1,765,000 of unrecognized compensation cost related to restricted stock. The cost is expected to be amortized over a weighted average period of 1.4 years. The amount charged to expense related to restricted stock was $357,000 in the three months ended July 31, 2006 and $327,000 in the three months ended July 31, 2005. The amount charged to expense related to restricted stock was $1,251,000 in the nine months ended July 31, 2006 and $1,179,000 in the nine months ended July 31, 2005.

Directors Deferred Compensation

Non-employee directors may defer all or part of their fees until retirement. The fees may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Upon adoption of FAS 123(R) at the beginning of 2006, deferred amounts of $3,435,000 in stock equivalent units were reclassified from liabilities to capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.

The following table summarizes activity related to directors deferred compensation during the nine months ended July 31, 2006:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 30, 2005	151	$22.74
Deferrals	5	$44.63
Dividend equivalents	1	$45.06
Distributions	(13)	$19.91

Outstanding at July 31, 2006	144	$23.96

The amount charged to expense related to this plan was $89,000 and $245,000 in the three and nine months ended July 31, 2006, respectively.

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

Under the performance periods originating in 2004 and 2005, awards will be paid in cash based upon the share price of the Company’s Common Shares at a predetermined date subsequent to the end of each three-year performance period. Over each three-year performance period, costs are accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The method of estimating accrual amounts was revised upon adoption of FAS 123(R), however the cumulative effect of the change was not material. The accruals for these performance periods continue to be classified as liabilities.

Under the performance period originating in 2006, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the value of the Company’s Common Stock at the dates of grant ($37.05 per share for the executive officer group and $36.56 per share for the group of selected other employees). In accordance with FAS 123(R), these awards are recorded in shareholders’ equity. The amount recorded at July 31, 2006 was $1,186,000.

Nordson Corporation
11.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first nine months of 2006 and 2005:

	July 31, 2006	July 31, 2005
(In thousands)
Beginning balance	$4,405	$4,121
Accruals for warranties	4,746	2,329
Warranty payments	(4,156)	(2,679)
Currency effect	179	(93)

Ending balance	$5,174	$3,678

12.	Non-recurring Charges. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which include operational consolidations and the elimination of approximately 60 positions, will be substantially complete during the fourth quarter of 2006. As a result of these actions, it is expected that resources will be more effectively aligned with shifting patterns of global demands, and will enable the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total costs associated with the finishing restructuring will be approximately $3,000,000, of which $875,000 was recorded in the fourth quarter of 2005, $1,233,000 was recorded in the first quarter of 2006, $513,000 was recorded in the second quarter of 2006 and $208,000 was recorded in the third quarter of 2006. Substantially all of the $3,000,000 of expense is associated with cash expenditures for severance payments to terminated employees.

Nordson Corporation
During the second quarter of 2006, the Company announced a management realignment of its adhesive dispensing and nonwoven fiber segment, which resulted in the elimination of nine positions. It is expected that these actions will better position the segment to achieve its growth objectives. Total expected costs are $429,000, which were recorded in the second quarter. Cash expenditures for severance payments were $262,000 in the third quarter, with the remaining payment occurring in the fourth quarter.

As a result of a slowdown in customer demand in the UV Curing business within the Advanced Technology segment, the Company eliminated twelve positions in the third quarter of 2006. Total expected severance costs are $390,000, of which $348,000 was recorded and paid in the third quarter. The remaining costs are expected to be recorded in the fourth quarter.

The following table summarizes activity in the severance and restructuring accruals during the nine months ended July 31, 2006:

	Adhesive
	Dispensing and
	Nonwoven	Finishing and	Advanced
	Fiber	Coating	Technology	Total
(In thousands)
Accrual balance at October 30, 2005	$—	$871	$—	$871
Additions to accrual	429	1,954	348	2,731
Payments	(262)	(2,351)	(348)	(2,961)

Accrual balance at July 31, 2006	$167	$474	$—	$641

Nordson Corporation
13.	Operating Segments. The Company conducts business across three primary business segments: adhesive dispensing and nonwoven fiber systems, finishing and coating systems and advanced technology systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 30, 2005.

Nordson products are used in a diverse range of industries, including appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive
	Dispensing and	Advanced	Finishing and
	Nonwoven Fiber	Technology	Coating	Corporate		Total
(In thousands)

Three months ended July 31, 2006
Net external sales	$128,395	$63,120	$34,450	$—		$225,965
Operating profit	24,494	14,944	2,723	(8,143	)(a)	34,018

Three months ended July 31, 2005
Net external sales	$119,093	$50,310	$32,167	$—		$201,570
Operating profit	22,439	10,948	(411)	(5,028)		27,948

Nine months ended July 31, 2006
Net external sales	$375,455	$177,245	$102,547	$—		$655,247
Operating profit	71,842	43,337	2,479	(19,402	)(a)	98,256

Nine months ended July 31, 2005
Net external sales	$359,988	$139,680	$99,691	$—		$599,359
Operating profit	64,956	27,271	572	(12,923)		79,876

(a)  Includes environmental remediation charge of $2,835,000 as described in Note 16.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2006	July 31, 2005
(In thousands)

Total profit for reportable segments	$34,018	$27,948
Interest expense	(2,794)	(3,409)
Interest and investment income	1,031	622
Other-net	280	(50)

Consolidated income before income taxes	$32,535	$25,111

Nine months ended	July 31, 2006	July 31, 2005
(In thousands)

Total profit for reportable segments	$98,256	$79,876
Interest expense	(9,598)	(10,184)
Interest and investment income	1,550	1,415
Other-net	(412)	1,180

Consolidated income before income taxes	$89,796	$72,287

The Company has significant sales in the following geographic regions:

Three months ended	July 31, 2006	July 31, 2005
(In thousands)

United States	$73,263	$66,236
Americas	15,758	14,156
Europe	80,384	72,086
Japan	20,050	20,369
Asia Pacific	36,510	28,723

Total net external sales	$225,965	$201,570

Nine months ended	July 31, 2006	July 31, 2005
(In thousands)

United States	$213,786	$198,172
Americas	49,264	42,340
Europe	230,352	219,488
Japan	60,157	62,133
Asia Pacific	101,688	77,226

Total net external sales	$655,247	$599,359

Nordson Corporation
14.	Pension and Other Postretirement Plans. The components of net periodic pension cost and the cost of other postretirement benefits for 2006 and 2005 were:

	Pension Benefits
	U.S.		International		Other Postretirement Benefits
Third quarter	2006	2005	2006	2005	2006	2005
(In thousands)

Service cost	$1,303	$1,046	$381	$351	$155	$80
Interest cost	2,181	2,168	332	357	547	351
Expected return on plan assets	(2,056)	(2,255)	(174)	(198)	—	—
Amortization of prior service cost	123	147	8	8	(181)	(238)
Recognized net actuarial loss	879	550	89	62	84	320

Total benefit cost	$2,430	$1,656	$636	$580	$605	$513

	Pension Benefits
	U.S.		International		Other Postretirement Benefits
Year-to-date	2006	2005	2006	2005	2006	2005
(In thousands)

Service cost	$4,040	$3,136	$1,150	$1,063	$779	$743
Interest cost	6,771	6,497	1,067	1,080	1,662	1,441
Expected return on plan assets	(6,481)	(6,757)	(612)	(599)	—	—
Amortization of prior service cost	375	442	22	25	(543)	(532)
Recognized net actuarial loss	2,726	1,646	287	187	966	760

Total benefit cost	$7,431	$4,964	$1,914	$1,756	$2,864	$2,412

The Company’s contributions to pension and postretirement plans in 2006 is now estimated to be approximately $21,800,000, compared to the estimate of $14,000,000 disclosed in the Company’s 2005 10-K.

15.	Income Taxes. The Company’s effective tax rate was 23.7% in the three-month period ending July 31, 2006 and 30.1% for the nine-month period ending July 31, 2006. These rates reflect the approval by the Joint Committee on Taxation of an income tax refund of approximately $3,100,000, which was treated as a discrete event. Last year’s effective tax rate was 26.0% in three months ended July 31, 2005 and 30.2% for the nine-month period. These rates reflected the utilization of $3,900,000 of foreign tax credit carryovers, partially offset by $1,500,000 in higher foreign and U.S. state income tax provisions, and a $500,000 write- down of a deferred tax asset.

16.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

Nordson Corporation
Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. The Company has committed and paid $943,000 towards completing the FS/RI phase of the project.

The FS/RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the Wisconsin Department of Natural Resources. Approval is anticipated to occur in the first quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company accrued $2,835,000 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. This amount is recorded in selling and administrative expenses.

The third quarter accrual brought the total liability balance to $2,970,000. Approximately $2,150,000 of the liability is classified as long-term, and is expected to be disbursed over the next ten years. The remaining portion is included in other current liabilities. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $2,600,000.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of the Company’s estimate of environmental liability is affected by several uncertainties such as additional requirements, which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

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

As of July 31, 2006, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the first nine months of 2006 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.

Nordson Corporation
17.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,141,000) secured by land and building and expires on January 31, 2007. The other is a continuing guarantee for $3,300,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at July 31, 2006 was Euro 1,599,000 (approximately $2,043,000) and is declining ratably as semi-annual principal payments are made by the customer. The Company has recorded $1,045,000 in other current liabilities related to this guarantee. The recorded amount is being reduced as the customer makes payments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales

Worldwide sales for the three months ended July 31, 2006 were $226.0 million, a 12.1% increase from sales of $201.6 million for the comparable period of 2005. Volume gains were 11.8%, with the remainder of the increase coming from positive currency effects of 0.3% traced to the weaker U.S dollar.

For the three months ended July 31, 2006, all three of the Company’s operating segments reported higher sales volume compared to the three months ended July 31, 2005. Sales volume for the Company’s Advanced Technology segment increased 25.1% from 2005, with currency effects increasing reported sales by 0.4%. Within this segment, the Asymtek, EFD and UV Curing businesses each reported volume increases of more than 20%. Sales volume for the Company’s Adhesive Dispensing and Nonwoven Fiber segment increased 7.6% for the three months ended July 31, 2006 from the comparable period of 2005, with favorable currency effects of 0.2%. Volume increased in all businesses within this segment, except fiber systems. Strong demand was seen in nonwovens, paper converting, coatings and automotive systems. Volume of the Finishing and Coating segment was up 7.0%, due to increases in all businesses. Powder system sales were particularly strong. Currency effects added 0.1% to reported sales within this segment.

Sales volume increased in all geographic regions for the three months ended July 31, 2006 compared to the three months ended July 31, 2005. The largest increase was in the Asia Pacific region, which saw an increase of 26.4%, driven by higher Advanced Technology sales. Volume was up 10.6% in the United States, 10.4% in Europe, 8.0% in the Americas and 3.2% in Japan. Currency effects increased sales in Europe, Asia Pacific and the Americas regions, while decreasing sales in Japan.

Nordson Corporation
For the nine months ended July 31, 2006, worldwide sales were $655.2 million, an increase of 9.3% from the first nine months of 2005. Sales volume increased 11.6%, while unfavorable currency effects decreased sales by 2.3%. Sales volume for the Advanced Technology segment was up 27.7%, offset by unfavorable currency effects of 0.8%. Sales volume for each of the businesses within this segment increased more than 17%. Volume for the Adhesive Dispensing and Nonwoven Fiber segment increased 7.3%, offset by negative currency effects of 3.0%. Higher packaging, product assembly, nonwoven and web coating sales were partially offset by lower automotive and fiber sales. Volume was up 4.7% in the Finishing and Coating segment, primarily due to higher liquid sales. The effect of the stronger U.S. dollar reduced sales of this segment by 1.8%.

Sales volume for the nine months ended July 31, 2006 increased in all five geographic regions compared to the same period of 2005. Volume was up 31.1% in Asia Pacific, 13.3% in the Americas, 9.6% in Europe, 7.9% in the United States and 4.9% in Japan. Currency effects increased sales in the Asia Pacific and the Americas regions and decreased sales in Europe and Japan.

Operating Profit

Cost of sales for the three months and nine months ended July 31, 2006 increased $10.6 million and $20.8 million, respectively, from the comparable periods of 2005. These increases were primarily due to increased sales. The gross margin percentage for the three months ended July 31, 2006 was 56.5%, the same as the comparable period of 2005. The gross margin percentage for the nine months ended July 31, 2006 increased to 56.6% from 56.0% last year. The year-to-date increase was driven by favorable product mix and productivity improvements. Currency effects did not impact the margin rate for the three-month period but reduced the margin rate by approximately 0.3% for the nine-month period.

Selling and administrative expenses for the three months ended July 31, 2006 were $93.1 million, an increase of $7.2 million, or 8.4% from the three months ended July 31, 2005. For the first nine months of 2006, selling and administrative expenses were $270.1 million up $14.0 million, or 5.5% from the prior year. The increases were largely due to two items totaling $3.7 million for the three months ended July 31, 2006 and $5.6 million for the nine months ended July 31, 2006, stock option expense and remediation costs related to a Wisconsin municipal landfill. Compensation increases and higher employee benefit costs also contributed to the increases in selling and administrative expenses in 2006. Currency translation effects did not have a significant impact on selling and administrative costs for the three months ended July 31, 2006. For the nine-months ending July 31, 2006, currency effects reduced selling and administrative expenses by 1.8%.

Effective in 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method, resulting in stock option expense of $854,000 and $2.8 million for the three and nine month periods ending July 31, 2006. Under the modified prospective transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005 and unvested options granted in 2006. Compensation expense is being recognized in selling and administrative expenses on a straight-line basis over the total requisite service period of each option grant. Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Results for prior periods have not been restated. The adoption of FAS 123(R) is expected to reduce quarterly earnings per share by approximately $.02 per share in 2006. As of July 31, 2006, there was $6.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent.

Nordson Corporation
The FS/RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the Wisconsin Department of Natural Resources. Approval is anticipated to occur in the first quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company recorded $2.8 million of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $2,600,000.

As a percentage of sales, selling and administrative expenses decreased to 41.2% for the three months ended July 31, 2006 from 42.6% in the same period of 2005 and to 41.2% for the nine months ended July 31, 2006 from 42.7% last year, reflecting ongoing lean efforts and revenue increases that were supported by existing capacity. Stock option expense and the environmental charge increased selling and administrative expenses as a percentage of sales by 1.6% and 0.9% for the three and nine-month periods, respectively, ended July 31, 2006.

Operating profit, as a percentage of sales, was 15.1% for the three months ended July 31, 2006, compared to 13.9% for the three months ended July 31, 2005. For the first nine months of 2006, operating profit as a percent of sales was 15.0%, up from 13.3% last year.

For the Adhesive Dispensing and Nonwoven Fiber segment, operating profit as a percent of sales was 19.1% for the three months ended July 31, 2006, up from 18.8% for the comparable period of 2005. For the nine months ended July 31, 2006, the operating profit percentage increased to 19.1% from 18.0% in 2005. The increases were primarily due to selling and administrative expenses increasing at a slower rate than revenue. In the second quarter of 2006, the Company announced a management realignment of its adhesive dispensing and nonwoven fiber segment, which resulted in the elimination of nine positions. It is expected that these actions will better position the segment to achieve its growth objectives. Severance and restructuring expenses of $429,000 were recorded in the second quarter of 2006.

Operating profit as a percent of sales for the Advanced Technology segment increased to 23.7% for the three months ended July 31, 2006 from 21.8% in 2005 and increased to 24.5% for the nine months ended July 31, 2006 from 19.5% last year. The increases were primarily due to selling and administrative expenses increasing at a slower rate than revenue. As a result of a slowdown in customer demand in the UV Curing business within this segment, the Company eliminated twelve positions in the third quarter of 2006. Total expected severance costs are $390,000, of which $348,000 was recorded and paid in the third quarter. The remaining costs are expected to be recorded in the fourth quarter.

The Finishing and Coating segment generated operating profit of 7.9% of sales in the three months ended July 31, 2006, compared to a loss of 1.3% last year. For the first nine months of 2006, operating profit as a percent of sales was 2.4% up from 0.6% in 2005. The increases were primarily due to selling and administrative expenses increasing at a slower rate than revenue, and also higher gross margin percentages due to a favorable mix of products sold and improved absorption of fixed manufacturing costs. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in this segment. These actions, which include operational consolidations and the elimination of approximately 60 positions, will be substantially complete during the fourth quarter of 2006. As a result of these actions, it is expected that resources will be more effectively aligned with shifting patterns of global demands, and will enable the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. The Company expects that total costs associated with the finishing restructuring will be approximately $3,000,000, of which $875,000 was recorded in the fourth quarter of 2005, $1,233,000 was recorded in the first quarter of 2006, $513,000 was recorded in the second quarter of 2006 and $208,000 was recorded in the third quarter of 2006. Substantially all of the $3,000,000 of expense is associated with cash expenditures for severance payments to terminated employees.

Nordson Corporation
Net Income
The increase in interest income in 2006 can be traced to interest on an income tax refund. This was partially offset by lower income from investments because cash was used for the buyback of approximately 10% of the Company’s common stock in September 2005. Interest expense decreased in 2006 as a result of lower levels of outstanding debt. Other income included larger foreign exchange losses for the nine-month period ending July 31, 2006 than the comparable period of 2005.
The Company’s effective tax rate was 23.7% in the three-month period ending July 31, 2006 and 30.1% for the nine-month period ending July 31, 2006. These rates reflect the approval by the Joint Committee on Taxation of an income tax refund of approximately $3.1 million, which was treated as a discrete event. Last year’s effective tax rate was 26.0% in three months ended July 31, 2005 and 30.2% for the nine-month period. These rates reflected the utilization of $3.9 million of foreign tax credit carryovers, partially offset by $1.5 million in higher foreign and U.S. state income tax provisions, and a $.5 million write-down of a deferred tax asset. The full year rate for 2006 is expected to be approximately 31.3%.
Net income for the three months ended July 31, 2006 was $24.8 million, or $.72 per share on a diluted basis, up from $18.6 million, or $.50 per share on a diluted basis in 2005. This represents a 33.5% increase in net income and a 44.0% increase in earnings per share. For the first nine months of 2006, net income was $62.8 million, or $1.84 per share on a diluted basis, compared to $50.4 million, or $1.36 per share for the first nine months of 2005. This represents a 24.5% increase in net income and a 35.3% increase in earnings per share. The earnings per share increases were impacted by the repurchase of approximately 10% of the Company’s outstanding common shares in September 2005.
Foreign Currency Effects
In the aggregate, average exchange rates for the third quarter of 2006 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the third quarter of 2005. In the aggregate, year-to-date average exchange rates for 2006 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the first nine months of 2005. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended July 31, 2006 were translated at exchange rates in effect during the same period of 2005, sales would have been approximately $500,000 lower while third-party costs and expenses would have been approximately $400,000 lower. If transactions for the nine months ended July 31, 2006 were translated at exchange rates in effect during the same period of 2005, sales would have been approximately $13.7 million higher and third party costs and expenses would have been approximately $8.7 million higher.
Financial Condition
Cash and cash equivalents increased $8.8 million in the nine months ended July 31, 2006. The primary sources were cash provided by operations of $75.6 million and cash generated from the exercise of stock options of $21.2 million. Cash was used for scheduled repayment of long-term debt of $54.0 million, dividend payments of $16.7 million, repurchase of the Company’s common stock of $11.0 million, and capital expenditures of $9.8 million. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
Accounts receivable and accounts payable decreased and inventories increased as a result of the traditionally lower level of business activity in the Company’s third quarter compared to its fourth quarter. Other current liabilities decreased as a result of annual bonus and profit sharing payments, contributions to the Company’s pension plans and a reclassification of directors deferred compensation to capital in excess of stated value. Other long-term liabilities increased during the nine months ended July 31, 2006 primarily due to $2.9

Nordson Corporation
million of deferred taxes and $2.2 million representing the long-term portion of the accrual for estimated remediation costs associated with a Wisconsin municipal landfill.
Cash provided by operations in the nine months ended July 31, 2006 was down $5.2 million from the first nine months of 2005. Consistent with the higher level of business activity in 2006, working capital increases used $11.6 million of cash in the nine months ended July 31, 2006. In addition, there is a $6.1 million use of cash traced to a change in the presentation of tax benefits from the exercise of stock options. Prior to the adoption of FAS 123(R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the reclassification of the benefit associated with capital in excess of stated value as financing cash flows. The overall increase in cash and cash equivalents in 2006 was less than 2005 due to the repayment of long-term debt in the current year.
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
Outlook
The Company expects fourth quarter sales volume to be even with or slightly below the fourth quarter of 2005. The effect of the weaker U.S. dollar should add approximately 1% to sales. Spending in the fourth quarter is expected to be slightly higher than the third quarter and will include Finishing and UV restructuring costs of approximately $200,000. The fourth quarter tax rate is expected to be approximately 34.25%. This would result in diluted earnings per share in the $.68 to $.73 range for the fourth quarter compared to $.80 in the fourth quarter of 2005.
Safe Harbor Statements Under The Private Securities Litigation Reform Act Of 1995
Statements that refer to anticipated trends, events or occurrences in, or expectations for, the future (generally indicated by the use of future tense or phrases such as “Nordson expects” or “Nordson believes” or words of similar import or by references to “risks”) are “forward-looking statements” intended to qualify for the protection afforded by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results include, but are not limited to: deferral of orders, customer-requested delays in system installations, currency exchange rate fluctuations, higher than anticipated environmental costs, a sales mix different from assumptions and significant changes in local business conditions in geographic regions in which the Company conducts business.

Nordson Corporation
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Company’s Form 10-K for the year ended October 30, 2005. The information disclosed has not changed materially during 2006.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management with the participation of its principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President, Chief Financial and Administrative Officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2006. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2006 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. The Company has committed and paid $943,000 towards completing the FS/RI phase of the project.
The FS/RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the Wisconsin Department of Natural Resources. Approval is anticipated to occur in the first quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company accrued $2,835,000 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. This amount is recorded in selling and administrative expenses.
The third quarter accrual brought the total liability balance to $2,970,000. Approximately $2,150,000 of the liability is classified as long-term, and is expected to be disbursed over the next ten years. The remaining portion is included in other current liabilities. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $2,600,000.

Nordson Corporation
The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of the Company’s estimate of environmental liability is affected by several uncertainties such as additional requirements, which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.
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
As of July 31, 2006, EU Member States continue to develop legislation to implement these Directives. Costs incurred in the first nine months of 2006 were not material, but the future cost to the Company to comply with the Directives and Member States’ legislation will not be quantifiable until Member States have fully implemented the Directives.
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
The following table summarizes common stock repurchased by the Company during the third quarter of 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs

May 1, 2006 to May 31, 2006	10,000	$46.92	10,000	1,762,000
June 1, 2006 to June 30, 2006	104,800	$46.55	104,800	1,657,200
July 1, 2006 to July 31, 2006	37,800	$45.05	37,800	1,619,400

Total	152,600		152,600

Nordson Corporation
ITEM 6. EXHIBITS
Exhibit Number:
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2006	Nordson Corporation

	By:	/s/ Peter S. Hellman Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)