Form 10-K
period 2006-10-31
NORDSON CORP
filed 2007-01-12
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
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
Common Shares with no par value
Securities registered pursuant to Section 12(g) of the Act:
None
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
   Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
   The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of April 28, 2006 was approximately $1,509,116,000.
   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐
   There were 33,454,318 shares of Common Stock outstanding as of December 8, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2007 Annual Meeting — Part III

i

PART III		69
Item 10.	Directors and Executive Officers of the Company	69
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
	Equity Compensation Table	70
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Principal Accounting Fees and Services	71
PART IV		71
Item 15.	Exhibits and Financial Statement Schedules	71
	(a)(1). Financial Statements	71
	(a)(2) and (c). Financial Statement Schedules	71
	(a)(3) and (b). Exhibits	71
	Signatures	72
	Schedule II — Valuation and Qualifying Accounts and Reserves	74
	Index to Exhibits	75
EX-(4)(C)
EX-10(B)
EX-10(D)(1)
EX-10(E)(1)
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99(A)
EX-99(B)

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

Nordson has more than 3,800 employees worldwide, including employees added as a result of the acquisition of Dage Holdings Limited in fiscal 2007. Principal manufacturing facilities are located in Alabama, California, Florida, Georgia, Ohio, Pennsylvania and Rhode Island in the United States, as well as in China, Germany, India, The Netherlands and the United Kingdom.

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

Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation. This goal is met through Human Resources’ facilitation of employee training and leadership training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional management team capable of meeting corporate objectives.

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

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” Nordson has reported information about the Company’s three operating segments. This information is contained in Note 17 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

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

The following is a summary of the products produced and markets served by the Company’s various businesses:

1. Adhesive Dispensing Systems

•	Automotive — Adhesive and sealant dispensing systems used in the automotive, heavy truck and recreational vehicle manufacturing industries. Key markets include power train components, structural components and windshields.

•	Nonwovens — Equipment for applying adhesives, lotions, liquids and fibers to disposable products. Key markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.
•	Packaging — Automated adhesive dispensing systems used in the food and beverage and packaged goods industries. Key markets include food packages, chocolate wrappers and drink containers.
•	Paper and Paperboard Converting — Hot melt and cold glue adhesive dispensing systems for the paper and paperboard converting industries. Key markets include bag and sack manufacturing, bookbinding, envelope manufacturing and folding carton manufacturing.
•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products. Key markets include appliances, automotive components, building and construction materials, electronics and furniture.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries. Key markets include carpet, labels, tapes and textiles.

2. Advanced Technology Systems

•	Asymtek — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids. Key markets include cell phones, liquid crystal displays, micro hard drives, microprocessors and Radio Frequency Identification (RFID) tags.

•	EFD — Precision manual and automated dispensers for applying controlled amounts of adhesives, sealants, lubricants and other assembly fluids. Key markets include CDs and DVDs, electronics and medical devices, including pacemakers and stents.
•	March Plasma — Automated gas plasma treatment systems used to clean and condition surfaces for the semiconductor, medical and printed circuit board industries. Key markets include contact lenses, electronics, medical instruments and devices, printed circuit boards and semiconductors.
•	UV Curing & Drying — Ultraviolet (UV) equipment used in the curing and drying of inks, coatings, adhesives and paints. Key markets include electronics, graphic arts, plastic containers, printed paper and packaging, and wood and medium-density fibreboard (MDF).

3.	Finishing and Coating Systems

•	Container Coating and Curing — Automated and manual dispensing and UV curing systems used to treat and cure food and beverage containers. Key markets include beverage containers and food cans.
•	Liquid Finishing — Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products. Key markets include automotive components and wheels, decorative hardware, drums, wood doors and cabinets and wood molding.
•	Powder Coating — Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products. Key markets include agriculture and construction equipment, appliances, automotive components, home and office furniture, lawn and garden equipment and wood and metal shelving.

Manufacturing and Raw Materials

Nordson’s production operations include machining and assembly. The Company manufactures specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in Amherst, Ohio; St. Petersburg, Florida; Norcross, Swainsboro and Dawsonville, Georgia; Lincoln, Alabama; Carlsbad, California; East Providence, Rhode Island; Easton, Pennsylvania in the United States, as well as in Shanghai, China; Luneburg, Germany; Bangalore, India; Maastricht, The Netherlands and Slough, United Kingdom.

Principal materials used to make Nordson products are metals and plastics, typically in sheets, bar stock, castings, forgings and tubing. Nordson also purchases many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to its products. Suppliers are competitively selected based on cost, quality and service. All significant raw materials that Nordson uses are available through multiple sources.

Nordson’s senior operating executives supervise an extensive quality control program for Nordson equipment, machinery and systems.

Natural gas and other fuels are primary energy sources for Nordson. However, standby capacity for alternative sources is available if needed.

Intellectual Property

The Company maintains procedures to protect its intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with the Company’s intellectual property are discussed in Item 1A Risk Factors.

Seasonal Variation in Business

Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter due in large part to the timing of large, engineered systems shipments. First-quarter sales volume is normally the lowest of the year due to customer holiday shutdowns.

Working Capital Practices

No special or unusual practices affect Nordson’s working capital. However, the Company generally requires advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. The Company has initiated a number of new business processes focused on reduction of manufacturing lead times. These initiatives have resulted in lower investment in inventory while maintaining the capability to respond promptly to customer needs.

Customers

The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company’s business. In fiscal 2006, no single customer accounted for 5 percent or more of sales.

Backlog

The Company’s backlog of open orders from continuing operations decreased to $68,637 at October 31, 2006, from $73,845 at October 30, 2005. The decrease can be traced primarily to the advanced technology segment. All orders in the fiscal 2006 year-end backlog are expected to be shipped to customers in fiscal 2007.

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

Research and Development

Investments in research and development are important to Nordson’s long-term growth because they enable the Company to keep pace with changing customer and marketplace needs, and they help to sustain sales improvements year after year. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses related to continuing operations were approximately $24,467 in fiscal 2006, compared with approximately $20,946 in fiscal 2005 and $22,016 in fiscal 2004.

Environmental Compliance

We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain of these laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We are also required to maintain various related permits and licenses, many of which require periodic modification and renewal. The operation of manufacturing plants unavoidably entails environmental, safety and health risks, and we could incur material unanticipated costs or liabilities in the future if any of these risks were realized in ways or to an extent that we did not anticipate.

We believe that we operate in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain the necessary permits and licenses. We believe that the cost of complying with environmental laws and regulations will not have a material affect on our earnings, liquidity or competitive position, but we cannot assure that material compliance-related costs and expenses may not arise in the future. For example, future adoption of new or amended environmental laws, regulations or requirements or newly discovered contamination or other circumstances that require a response on our part may require us to incur costs and expenses that we cannot presently anticipate.

We believe that we have properly designed our policies, practices and procedures to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense. We believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Except for the disclosure in Item 3, Legal Proceedings, compliance with federal, state and local environmental protection laws during fiscal 2006 had no material effect on the Company’s capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2006, Nordson had 3,645 full- and part-time employees, including 153 at the Company’s Amherst, Ohio, facility that are represented by a collective bargaining agreement that expires on
November 4, 2007. In recent years, no material work stoppages have been experienced at any of the Company’s facilities.

Available Information

The Company’s proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at http://www.nordson.com/investors/ SEC/ as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Barbara Price, Manager, Shareholder Relations, Nordson Corporation,
28601 Clemens Road, Westlake, Ohio 44145.

Item 1A. Risk Factors

In an enterprise as diverse and complex as Nordson’s, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect the Company’s business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. The risks that we highlight below are not the only ones that we face. Additional risks and uncertainties that the Company does not presently know about or that the Company currently believes will be immaterial may also affect the Company’s business.

In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, the significant risk factors affecting our operations include the following:
Changes in U.S. or international economic conditions could adversely affect the profitability of any of our businesses.
In 2006, 33 percent of the Company’s revenue was derived from domestic operations while 67 percent was derived from international operations. The Company’s largest markets include appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging and semiconductor. A slowdown in any of these specific end markets could directly affect the Company’s revenue stream and profitability.
A portion of our product sales is attributable to industries and markets, such as the semiconductor and metal finishing industries, which historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or countries may reduce sales of some of our products. It is not possible to predict accurately the factors that will affect demand for our products in the future.
Any significant downturn in the health of the general economy, either globally, regionally or in the markets in which we sell products could have an adverse effect on our revenues and financial performance.
Political conditions in foreign countries in which we operate could adversely affect us.
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the United States. In the year ended October 31, 2006, approximately 67 percent of our total sales were to customers outside the U.S. We expect that international operations and U.S. export sales will continue to be important to our business for the foreseeable future. Both the sales from international operations and U.S. export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	unanticipated or unfavorable circumstances arising from host country laws or regulations;

•	risks of economic instability;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	international customers with longer payment cycles than customers in the United States;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from foreign labor and political disturbances;

•	the imposition of tariffs, import or export licensing requirements;

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.
Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, or otherwise have an adverse effect on our operating performance.

The inability to continue to develop new products could limit the Company’s revenue and profitability.

Innovation is critical to the Company’s success. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.

Our growth strategy includes acquisitions, and we may not be able to make acquisitions of suitable candidates or integrate acquisitions successfully.

Our recent historical growth has also depended, and our future growth is likely to continue to depend, in large part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure, however, that we will be able to successfully identify suitable candidates, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

The success of any acquisition is subject to other risks and uncertainties, including:

•	the Company’s ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, customers or suppliers of the acquired business;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	adverse effects on existing business relationships with suppliers or customers;

•	the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets;

•	the ability to generate future cash flows or the availability of financing.

In addition, an acquisition could adversely impact the Company’s results of operations by causing the Company to incur debt or requiring the amortization of acquisition expenses and acquired assets.

We may also face liability with respect to acquired businesses for violations under environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification from the sellers from which we acquired these businesses. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro and the Yen. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The majority of our consolidated revenues in 2006 were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations diminish the value of funds denominated in the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

Inability to access capital could impede growth.

The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or capital improvements or cause us to lose access to these facilities.

Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:

•	borrow money or guarantee the debts of others;

•	use assets as security in other transactions;

•	make investments or other restricted payments or distributions;

•	change our business or enter into new lines of business;

•	sell or acquire assets or merge with or into other companies.

In addition, our credit facilities require us to meet financial ratios, including debt to consolidated EBITDA (as defined in the credit facility) and consolidated EBITDA (as defined in the credit facility) to interest expense.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.

Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be adversely affected.

We may need new or additional financing in the future to expand our business or refinance existing indebtedness. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all.

We could be adversely affected if our debt is downgraded.

We could be adversely affected by rapid changes in interest rates.

Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2006, we had $117,318 of total debt outstanding, of which approximately 14 percent was priced at interest rates that float with the market. A 1 percent increase in the interest rate on the floating rate debt in 2006 would have resulted in approximately $171 of additional interest expense. A higher level of debt would increase the exposure discussed above. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Our inability to protect our intellectual property rights could adversely affect product sales and financial performance.

Difficulties in acquiring and maintaining a proprietary intellectual ownership position could also adversely affect the Company’s business and financial position. Our performance may depend in part on our ability to establish, protect and enforce intellectual property rights with respect to our patented technologies and proprietary rights and to defend against any claims of infringement, which involves complex legal, scientific and factual questions and uncertainties. The Company’s ability to compete effectively with other companies depends in part on its ability to maintain and enforce the Company’s patents and other proprietary rights, which are essential to its business. These measures afford only limited protection, and competitors may gain access to the Company’s intellectual property and proprietary information. The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions.

Litigation has been and may continue to be necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets and to determine the validity and scope of the Company’s proprietary rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and, if possible, may be time consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of some of our resources. Our intellectual property rights may not have the value we believe them to have, which could result in a competitive disadvantage or adversely affect our business and financial performance.

This Form 10-K, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which Nordson Corporation operates and the U.S. and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases.

In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The Company may, from time to time, post financial or other information on its Web site, http://www.nordson.com/ Investors/. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its Web site into this Report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes the Company’s principal properties as of its fiscal 2006 year end.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex	585,000
	located on 52 acres of land
Norcross, Georgia(1)	A manufacturing, laboratory and office building	150,000
	located on 10 acres of land
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building	143,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(2)	Two manufacturing and office buildings (leased)	91,000
East Providence, Rhode Island(2)	A manufacturing, warehouse, distribution and office complex	75,000
Westlake, Ohio	Corporate headquarters located on 25 acres of land	68,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Lincoln, Rhode Island(2)	A manufacturing building	44,000
Lincoln, Alabama(1)	A manufacturing and office building	27,000
St. Petersburg, Florida(2)	A manufacturing and office building (leased)	20,000
Easton, Pennsylvania(2)	A manufacturing and office building (leased)	8,300
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Erkrath, Germany(1)(2)(3)	An office, laboratory and warehouse building (leased)	63,000
Maastricht, The Netherlands (1)(2)(3)	A manufacturing, distribution center and office building (leased)	48,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Milano, Italy(1)(3)	An office, laboratory and warehouse building (leased)	41,000
Shanghai, China(1)(3)	A manufacturing, warehouse and office complex (leased)	30,000
Lagny Sur Marne, France(1)(3)	An office building (leased)	29,000
Bangalore, India(1)(2)(3)	A manufacturing, warehouse and office building	16,000
Slough, U.K(2)	A manufacturing, warehouse and office building (leased)	10,000
Dunstable, U.K(2)	An office and warehouse building	6,000

Business Segment — Property Identification Legend

(1)	Adhesive Dispensing Systems

(2)	Advanced Technology Systems

(3)	Finishing and Coating Systems

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

In addition, the Company leases equipment under various operating and capitalized leases. Information about leases is reported in Note 8 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

Item 3. Legal Proceedings

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin, and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. The Company has committed and paid $943 towards completing the FS/ RI phase of the project.

The FS/ RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the WDNR. Approval is not anticipated to occur before the second quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company accrued $2,835 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. This amount is recorded in selling and administrative expenses.

The third quarter accrual brought the total liability balance to $2,970. Approximately $2,150 of the liability is classified as long-term, and is expected to be disbursed over the next 10 years. The remaining portion is included in accrued liabilities. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $2,600.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of the Company’s estimate of environmental liability is affected by several uncertainties, such as additional requirements, which may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive, which directs EU Member States to enact laws, regulations and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. In accordance with the WEEE directive, the Company has identified and labeled its products that are affected by the regulations adopted by Member States. The Company also has developed a strategy to support recycling of the electrical and electronic equipment and has created a section on its Web site to provide customers with information on how to return WEEE-labeled products for proper recycling — http://www.nordson.com/ Corporate/ Recycling/.

The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). The RoHS Directive addresses the restriction on use of certain hazardous substances, such as mercury, lead, cadmium and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. The Company has committed to design its future products to meet the standards established by the RoHS Directive.

Costs incurred in 2006 related to these Directives were not material.

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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Company
The executive officers of the Company as of December 31, 2006, were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	57	1988	Chairman of the Board of Directors and Chief Executive Officer, 2004 President and Chief Executive Officer, 1997
Peter S. Hellman	57	2000	President, Chief Financial and Administrative Officer, 2004
			Executive Vice President, Chief Financial and Administrative Officer, 2000
John J. Keane	46	2003	Senior Vice President, 2005
			Vice President, 2003
			Vice President, Packaging and Product Assembly Systems, 2000
Douglas C. Bloomfield	47	2005	Vice President, 2005
			Vice President, Automotive and UV, North American Division, 2003
			Vice President, Automotive, North American Division, 2000
Robert A. Dunn Jr.	59	1997	Vice President, 1997
Bruce H. Fields	55	1992	Vice President, Human Resources, 1992
Michael Groos	55	1995	Vice President, 1995
Peter Lambert	46	2005	President, EFD, 2005
			Vice President, Packaging and Product Assembly, 2003 Director, Corporate Development and Global Business Information, 2001
Gregory Merk	35	2006	Vice President, 2006 General Manager, Latin America South, 2000

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
(a) The Company’s Common Shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of December 8, 2006, there were approximately 2,166 registered shareholders. The table below is a summary of dividends paid per Common Share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of fiscal 2006 and 2005. The price-earnings ratios reflect average market prices relative to trailing four-quarter total earnings per share.

		Common
		Share Price
	Dividend			Price-Earnings
Fiscal Quarters	Paid	High	Low	Ratio

2006:
First	$.165	$46.96	$36.51	18.6
Second	.165	53.64	43.44	20.1
Third	.17	57.81	40.80	18.7
Fourth	.17	48.35	38.70	16.4
2005:
First	$.16	$40.77	$34.61	20.4
Second	.16	40.61	30.92	19.2
Third	.16	35.00	29.45	17.1
Fourth	.165	38.90	31.68	16.5
(b) Use of Proceeds. Not applicable.
(c) Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Repurchased
	Number of	Average	as Part of Publicly
	Shares	Price Paid	Announced Plans
	Repurchased	per Share	or Programs(1)

August 1, 2006 to August 31, 2006	47	$40.01	47
September 1, 2006 to September 30, 2006	199	$39.79	199
October 1, 2006 to October 31, 2006	24	$40.14	24

Total	270		270

(1)	In October 2003, the board of directors authorized the Company to repurchase, until October 2006, up to 2,000 of the Company’s Common Shares on the open market. As of October 31, 2006, 651 shares were repurchased under this authorization. In October 2006, the board of directors authorized the Company to repurchase, until October 2009, up to 1,000 of the Company’s Common Shares on the open market or in privately negotiated transactions.

Item 6. Selected Financial Data
Five-Year Summary

	2006	2005	2004	2003	2002(d)
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$892,221	832,179	771,450	659,616	627,619
Cost of sales	$379,800	362,824	334,302	291,297	294,149
% of sales	43	44	43	44	47
Selling and administrative expenses	$362,179	337,782	318,562	286,900	273,139
% of sales	41	41	41	43	44
Severance and restructuring costs	$2,627	875	—	2,028	2,499
Operating profit	$147,615	130,698	118,586	79,391	57,832
% of sales	17	16	15	12	9
Income from continuing operations	$97,667	84,510	68,307	41,807	25,008
% of sales	11	10	9	6	4
Financial Data(a)
Working capital	$105,979	61,642	167,362	65,708	21,926
Net property, plant and equipment and other non-current assets	$475,586	476,810	476,276	489,436	489,899
Total invested capital	$581,565	538,452	643,638	555,144	511,825
Total assets	$822,890	790,417	840,548	766,806	764,472
Long-term obligations	$151,037	207,540	240,305	255,035	242,935
Shareholders’ equity	$430,528	330,912	403,333	300,109	268,890
Return on average invested capital — %(b)	20	16	14	8	5
Return on average shareholders’ equity — %(c)	26	21	19	15	9
Per-Share Data(a)
Basic earnings per share from continuing operations	$2.93	2.37	1.92	1.24	0.75
Diluted earnings per share from continuing operations	$2.86	2.31	1.87	1.23	0.74
Dividends per common share	$0.67	0.645	0.625	0.605	0.57
Book value per common share	$12.89	10.05	11.12	8.82	8.00
Average common shares	33,365	35,718	35,489	33,703	33,383
Average common shares and common share equivalents	34,180	36,527	36,546	33,899	33,690

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Income from continuing operations plus interest on long-term obligations net of income taxes as a percentage of total assets less current liabilities.

(c)	Income from continuing operations as a percentage of shareholders’ equity.

(d)	2002 includes an inventory write-down of $11,388, which is included in cost of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this annual report, all amounts related to U.S. and foreign currency and to the number of shares of Nordson Corporation Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Amounts in the consolidated financial statements as of and for the years ended October 30, 2005, and October 31, 2004, have been reclassified to conform to the presentation used in 2006. See Note 3, “Discontinued Operations,” to the consolidated financial statements for further information regarding the reclassification of financial information for discontinued operations.

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

Revenue Recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Revenues deferred in 2006, 2005 and 2004 were not material. A limited number of the Company’s large engineered systems sales contracts were accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period was based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates were updated on a quarterly basis. During 2006, no revenues were recognized under the percentage-of-completion method. During 2005 and 2004, the Company recognized revenue of approximately $5,000 and $7,000, respectively, under this method. These revenues have been reclassified to discontinued operations.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At October 31, 2006, and October 30, 2005, goodwill represented 40 percent and 42 percent, respectively, of the Company’s total assets. The majority of the goodwill resulted from the acquisition of EFD Inc. in fiscal 2001. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. The estimated fair value of a reporting unit is determined by applying appropriate discount rates to estimated future cash flows and terminal value amounts for the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 37 percent of the Company’s consolidated inventories at October 31, 2006, and 35 percent at October 30, 2005, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, the Company tests its inventory for technical obsolescence, as well as for future demand and changes in market conditions. The Company has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. The Company also maintains inventory reserves for inventory used for demonstration purposes. Amounts expensed related to inventory reserves were $2,210, $2,896 and $4,421 in 2006, 2005 and 2004, respectively. The reserve balance was $7,499, $7,126 and $7,139 at the end of 2006, 2005 and 2004, respectively.

Pension Plans and Postretirement Medical Plan — The measurement of liabilities related to the Company’s pension plans and postretirement medical plan is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions and health care cost trend rates.

The weighted-average discount rate used to determine the present value of the Company’s domestic pension plan obligations was 6.0 percent at October 31, 2006, compared to 5.8 percent at October 30, 2005. The discount rate for these plans, which comprised 79 percent of the worldwide pension obligations at October 31, 2006, was based on quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled. The weighted-average discount rate used to determine the present value of the Company’s various international pension plan obligations was 4.3 percent at October 31, 2006, compared to 4.2 percent at October 30, 2005. The discount rates used for the international plans were determined by using quality fixed income investments.

In determining the expected return on plan assets, the Company considers both historical performance and an estimate of future long-term rates of return on assets similar to those in the Company’s plans. The Company consults with and considers the opinions of financial and other professionals in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets was 8.5 percent in both 2006 and 2005. The average expected rate of return on international pension assets decreased to 5.4 percent in 2006 from 5.7 percent in 2005.

The assumed rate of compensation increases for domestic employees was 3.3 percent in 2006, the same as 2005. The assumed rate of compensation increases for international employees was 3.1 percent in 2006, also the same as 2005.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation increased from 5.8 percent at October 30, 2005, to 6.0 percent at October 31, 2006. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 9 percent in 2007, decreasing gradually to 5 percent in 2011. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in 2006	$589	$(471)
Effect on postretirement obligation as of October 31, 2006	$7,062	$(5,745)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

The Company expects that pension and postretirement expenses in fiscal 2007 will be approximately $1,000 lower than fiscal 2006, primarily reflecting changes in actuarial assumptions.

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
Warranties — The Company provides customers with a product warranty that requires the Company to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, the Company relies primarily on historical warranty claims by product sold. Amounts charged to the warranty reserve were $6,092, $4,090 and $3,732 in 2006, 2005 and 2004, respectively. The reserve balance was $4,917, $3,989 and $3,601 at the end of 2006, 2005 and 2004, respectively.
Long-Term Incentive Compensation Plan (LTIP) — Under the long-term incentive compensation plan, executive officers and selected other employees receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company equals or exceeds certain threshold performance objectives.
Under the performance periods originating in 2004 and 2005, awards will be paid in cash based upon the share price of the Company’s Common Shares at a predetermined date subsequent to the end of each three-year performance period. Over each three-year performance period, costs are accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The method of estimating accrual amounts was revised upon adoption of FAS 123(R), however the cumulative effect of the change was not material. The accruals for these performance periods continue to be classified as liabilities. At October 31, 2006, the liability for the plans originating in 2004 and 2005 was $8,596.
Under the performance period originating in 2006, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the weighted-average value of the Company’s Common Stock at the dates of grant. These awards are recorded in shareholders’ equity. The amount recorded at October 31, 2006, was $1,590.
Compensation expense attributable to the LTIP was $5,456 in 2006, $4,237 for 2005 and $7,004 for 2004.
Discontinued Operations
On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer Ltd. for $5,966. The Fiber Systems Group was acquired in 1998 as part of the acquisition of J&M Laboratories as a means of expanding the Adhesive Dispensing Systems segment. However, due to the changing competitive environment, the Fiber Systems Group did not meet the Company’s financial performance objectives. The sale will enable the Company to concentrate its activities on better performing or faster-growing businesses. Proceeds of $5,411 were received on the closing date, with the remaining $555 to be paid over an 18-month period following the closing date. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Sales of the discontinued operations were $5,919, $6,983 and $22,094 for 2006, 2005 and 2004, respectively. The net loss from operations was $9,882, $6,172 and $4,973 for 2006, 2005 and 2004, respectively. Included in the 2006 loss from discontinued operations was severance expense of $699 related to 27 employees of the Fiber Systems Group that were not hired by Saurer Ltd. Also, included in the 2006 loss from discontinued operations is the recognition of an impairment of an intangible asset of $2,630. A gain of $2,813 was recognized on the sale of the business. The net tax benefit of $1,872 on disposal is the result of $2,867 tax expense on one-time gains resulting from the disposal, offset by $4,739 tax benefit resulting from an excess of tax basis over book basis in Fiber Systems Group assets.

Fiscal Years 2006 and 2005

Sales — Worldwide sales for 2006 were $892,221, an increase of 7.2 percent from 2005 sales of $832,179. Sales volume increased 8.5 percent, offset by unfavorable currency effects of 1.3 percent related to the stronger U.S. dollar.

The Company is organized into three business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Finishing and Coating Systems. All three reported higher sales volume in 2006 compared to 2005. Sales of the adhesive segment were $507,959 in 2006, an increase of $13,277, or 2.7 percent, from 2005. Sales volume was up 4.5 percent, while currency effects reduced reported sales by 1.8 percent. All businesses in this segment, with the exception of automotive, reported higher sales volume. Sales of the advanced technology segment were $239,258 in 2006, an increase of $39,451, or 19.7 percent from 2005. Sales volume increased 20.1 percent, while currency effects reduced sales by 0.4 percent. Within this segment, the Asymtek business was especially strong, with EFD and UV Curing sales volume also increasing significantly. Finishing and coating segment sales in 2006 were $145,004, an increase of $7,314, or 5.3 percent, from the prior year. This increase can be traced to a volume increase of 6.4 percent offset by negative currency effects of 1.1 percent. Volume increases were seen in all businesses within this segment, with liquid system sales being particularly strong. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 67.4 percent of total 2006 sales, up slightly from 66.5 percent in 2005. Sales volume in 2006 exceeded that of 2005 in all five geographic regions, with the largest increase generated in the Asia Pacific region, where sales volume increased 27.4 percent. Sales volume was up 4.4 percent in the United States, 6.8 percent in the Americas, 7.6 percent in Europe and 3.8 percent in Japan. These increases can be traced largely to the advanced technology segment.

Operating profit — Cost of sales in 2006 was $379,800, up 4.7 percent from 2005, due primarily to a volume increase of 5.5 percent, offset by currency effects that reduced cost of sales by 0.8 percent. Gross margins, expressed as a percent of sales, increased to 57.4 percent in 2006 from 56.4 percent in 2005. The increase was driven by favorable product mix and productivity improvements. Currency effects reduced the margin rate by approximately 0.3 percent.

Selling and administrative expenses were $362,179 in 2006, an increase of $24,397, or 7.2 percent, from 2005. The increase is primarily due to compensation increases and higher employee benefit costs. Other charges, totaling $6,510 for stock option expense and for remediation costs related to a Wisconsin landfill, also impacted 2006 selling and administrative expenses. Selling and administrative expenses were 40.6 percent of sales in both 2006 and 2005, reflecting ongoing Lean efforts and revenue increases that were supported by existing capacity. Currency effects reduced selling and administrative expenses by 1.0 percent.

Effective in 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method, resulting in stock option expenses of $3,675 for the year. Under the modified prospective transition method, compensation costs in 2006 include cost for options granted prior to but not vested as of October 31, 2005, and unvested options granted in 2006. Compensation expense is being recognized in selling and administrative expenses on a straight-line basis over the total requisite service period of each option grant. Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Results for prior periods have not been restated. As of October 31 2006, there was $5,553 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

The Company has voluntarily agreed with the City of New Richmond, Wisconsin, and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent.

The FS/ RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the WDNR. Approval is not anticipated to occur before the second quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company recorded $2,835 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $2,600.

Operating profit margins, expressed as a percent of sales, were 16.5 percent in 2006 compared to 15.7 percent in 2005. Segment operating profit margins in 2006 and 2005 were as follows:

Segment	2006	2005

Adhesive Dispensing Systems	22%	22%
Advanced Technology Systems	24%	21%
Finishing and Coating Systems	6%	1%

Operating capacity for each of our segments can support increases or decreases in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each of our segments were negatively impacted from a stronger dollar during the year.

During the second quarter of 2006, the Company realigned the management of its adhesive dispensing segment, which resulted in the elimination of nine positions. These actions better positioned the segment to achieve its growth objectives. Total costs attributed to the position eliminations were $429, of which $398 was paid in 2006. The remaining $31 will be paid in 2007.

Sales volume of the advanced technology segment improved at a rate greater than operating costs, resulting in an increase in the operating profit percentage. As a result of a slowdown in customer demand in the UV Curing business within the advanced technology segment, the Company eliminated 13 positions in the second half of 2006. Total severance costs of $380 were paid in 2006.

The improvement in the finishing and coating segment operating profit is primarily due to sales volume increasing at a rate greater than operating costs. In addition, during the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which included operational consolidations and approximately 60 personnel reductions, were completed in the fourth quarter of fiscal 2006. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. Total restructuring costs were $2,693, of which $875 was recorded in the fourth quarter of 2005, and the remainder was recorded in 2006. Substantially all of the $2,693 of expense was associated with cash expenditures for severance payments to terminated employees. Cash of $4 was paid during the fourth quarter of 2005, and $2,640 was paid in 2006. The remaining $49 will be paid in 2007.

Interest and other — Interest expense in 2006 was $12,017, a decrease of 13.1 percent from 2005 due to lower borrowing levels. Interest and investment income in 2006 was $1,867, up from $1,826 in the prior year. Interest income of $898 on an income tax refund in 2006 was offset by lower interest income from cash equivalents and marketable securities. Other expense was $1,031 in 2006, as opposed to other income of $1,586 in 2005. Included in these amounts were currency losses of $1,796 in 2006, and $705 in 2005.

Net income — The Company’s effective income tax rate on continuing operations was 28.4 percent in 2006, down from 29.7 percent in 2005. The 2006 rate reflects the approval by the Joint Committee on Taxation of an income tax refund of approximately $3,100, which was treated as a discrete event in the third quarter. The 2005 tax rate was impacted by the reversal of a valuation allowance on foreign tax credits of $7,367, offset somewhat by a lower extraterritorial income exclusion and a higher state income tax provision. Net income from continuing operations was $97,667, or $2.86 per diluted share in 2006. This compares to net income from continuing operations of $84,510, or $2.31 per diluted share in 2005. This represents a 15.6 percent increase in income from continuing operations and a 23.8 percent increase in earnings per share from continuing operations. The per-share increase was impacted by the repurchase of approximately 10 percent of the Company’s outstanding common shares in September 2005.

Accounting changes — In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted No. 151 at the beginning of fiscal 2006. The adoption did not impact the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R) (revised 2004), “Share-Based Payment.” This Statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company’s financial statements. As discussed in Note 13, the Company adopted No. 123(R) at the beginning of fiscal 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation states that the term “conditional asset retirement obligation,” as used in paragraph A23 of SFAS No. 143, refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The Company adopted Interpretation No. 47 at the beginning of fiscal 2006. The adoption did not impact the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Company must adopt this Statement in fiscal 2007.

In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, which is defined as waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable European Union Member State. The adoption of FSP FAS No. 143-1 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. The Company must adopt FIN 48 in fiscal 2008 and has not yet determined the impact of adoption of FIN 48 on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company beginning in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company already complies with this requirement. As of October 31, 2006, the required adjustment to the Company’s balance sheet would increase the liability for pension and postretirement benefits and increase accumulated other comprehensive loss by approximately $27,000.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s 2007 fiscal year.

Fiscal Years 2005 and 2004

Sales — Worldwide sales for 2005 were $832,179, an increase of 7.9 percent from 2004 sales of $771,450. Sales volume increased 5.8 percent, with favorable currency effects contributing an additional 2.1 percent to the overall sales gain.

Sales of the adhesive segment were $494,682 in 2005, an increase of $19,077, or 4.0 percent, from 2004. Currency effects added 2.6 percent to reported sales, with the remainder of the increase due to a sales volume increase of 1.4 percent. Within this segment, lower nonwoven system sales were partially offset by increases in the core packaging and product assembly businesses. Sales of the advanced technology segment were $199,807 in 2005, an increase of $34,906, or 21.2 percent from 2004. Substantially all of the increase was the result of volume gains. Within this segment, the Asymtek and March Plasma businesses were especially strong, with volume up more than 33 percent in the aggregate from 2004. EFD sales volume also increased. Finishing and coating segment sales in 2005 were $137,690, compared with $130,944 in the prior year. The 5.2 percent increase can be traced to a volume increase of 3.1 percent combined with currency effects of 2.1 percent. The volume increase was due to strong container system sales across all geographic regions, partially offset by a decrease in liquid system sales. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Nordson’s sales outside the United States accounted for 66.5 percent of total 2005 sales, up slightly from 65.7 percent in 2004. Sales volume was up 5.4 percent in the United States, 18.7 percent in Asia Pacific, 16.2 percent in the Americas and 6.6 percent in Japan. These increases can be traced largely to the advanced technology segment. European sales volume was flat compared to 2004.

Operating profit — Cost of sales in 2005 was $362,824, up 8.5 percent from 2004, due primarily to a volume increase of 7.2 percent and currency effects that added 1.3 percent. Gross margins, expressed as a percent of sales, decreased to 56.4 percent in 2005 from 56.7 percent in 2004. Selling and administrative expenses were $337,782 in 2005, an increase of $19,220, or 6.0 percent, from 2004. The increase is due to currency translation effects of 1.9 percent and to compensation increases and higher employee benefit costs. As a percent of sales, these costs decreased to 40.6 percent in 2005, from 41.3 percent in 2004.

Operating profit margins, expressed as a percent of sales, were 15.7 percent in 2005, compared to 15.4 percent in 2004. Segment operating profit margins in 2005 and 2004 were as follows:

Segment	2005	2004

Adhesive Dispensing Systems	22%	22%
Advanced Technology Systems	21%	18%
Finishing and Coating Systems	1%	2%

Operating capacity for each of our segments can support increases or decreases in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each of our segments benefited from a weaker dollar during the year.

Sales volume of the advanced technology segment improved at a rate greater than operating costs, resulting in an increase in the operating profit percentage.

The finishing and coating segment experienced improved sales volume, but also higher operating costs due in part to restructuring activity. During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. Costs of $875 were recorded in the fourth quarter of 2005.

Interest and other — Interest expense in 2005 was $13,825, a decrease of 10.4 percent from 2004, due to lower borrowing levels. Interest and investment income in 2005 was $1,826, up from $1,192 in the prior year, due to higher levels of cash and cash equivalents and marketable securities. Other income was $1,586 in 2005, as opposed to other expense of $2,685 in 2004. Included in these amounts were currency losses of $705 in 2005, and $326 in 2004. In 2004, other expenses included a loss of $3,288 on the disposition of a minority equity investment.

Net income — The Company’s effective income tax rate on continuing operations was 29.7 percent in 2005, down from 32.8 percent in 2004. The decrease was primarily due to the reversal of a valuation allowance on foreign tax credits of $7,367, offset somewhat by a lower extraterritorial income exclusion and a higher state income tax provision. Net income from continuing operations was $84,510, or $2.31 per diluted share, in 2005. This compares to net income from continuing operations of $68,307, or $1.87 per diluted share, in 2004. This represents a 24 percent increase in both income and earnings per share from continuing operations.

Liquidity, Capital Expenditures and Sources of Capital

Cash and cash equivalents at the end of 2006 were $48,859, an increase of $37,541 from the end of 2005. The 2005 year-end balance was impacted by the repurchase of approximately 10 percent of the Company’s outstanding Common Shares in a September 2005 transaction.

Cash generated by operations in 2006 was $120,024, up from $118,458 last year. The increase was due to higher net income offset by changes in operating assets and liabilities. The increase in year-end receivables is traced to higher sales in the fourth quarter of 2006 compared to 2005. The 2006 year-end receivable balance also included approximately $4,000 related to an income tax refund and related interest. An increase in accrued liabilities accounted for $6,801 of cash provided by operations and was largely due to higher incentive compensation and donation accruals. The reduction in current deferred taxes in 2006 related primarily to employee benefit accruals, and the increase in long-term deferred tax assets related primarily to employee benefit accruals and to accruals not currently deductible, offset by amortization of goodwill. Other noncurrent assets increased due to the funding of a deferred compensation obligation. Within long-term liabilities, pension and retirement obligations decreased as a result of plan funding, and other liabilities increased primarily due to higher deferred compensation. In addition, there was a $9,074 use of cash from operations traced to a change in the presentation of tax benefits from the exercise of stock options, whereby prior to the adoption of FAS 123(R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the reclassification of the benefit associated with capital in excess of stated value as financing cash flows.

Cash used by investing activities was $7,195 in 2006, compared to cash provided by investing activities of $33,565 in 2005. The change was due to the sale of auction rate and variable rate demand obligation securities in 2005. Capital expenditures, which were concentrated on information systems and production equipment, were $13,610. Cash of $5,411 was generated from the sale of the Fiber Systems Group.

Cash used for financing activities in 2006 was $77,968. Principal uses of cash were $54,004 for scheduled repayments of long-term debt, $22,521 for the repurchase of the Company’s Common Shares and $22,372 for dividend payments to shareholders. Total dividend payments decreased $1,006 from 2005 due to a lower number of shares outstanding. The per-share amount increased 3.9 percent from 2005. Issuance of Common Shares related to the exercise of stock options generated $21,535 of cash.

Discontinued operations — Cash flows from discontinued operations are presented separately on a single line in each section of the Consolidated Statement of Cash Flows. The absence of future cash flows from discontinued operations is not expected to materially affect future liquidity and capital resources.
The following table summarizes the Company’s obligations as of October 31, 2006:

	Payments Due by Period

		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$101,420	$54,290	$28,580	$18,550
Capital lease obligations	12,043	5,878	5,935	229	1
Operating leases	23,356	7,658	9,097	5,687	914
Notes payable	15,898	15,898
Interest payments	12,938	6,403	4,140	2,395
Contributions related to pension and postretirement benefits	16,000	16,000
Purchase obligations	30,623	28,865	1,758

Total obligations	$212,278	$134,992	$49,510	$26,861	$915

Pension and postretirement plan funding amounts after 2007 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time.
Nordson has various lines of credit with both domestic and foreign banks. At October 31, 2006, these lines totaled $268,157, of which $252,259 was unused. Included in the total amount of $268,157 was a $200,000 facility with a group of banks that expires in 2009. This facility was increased from $200,000 to $300,000 on December 8, 2006, and may be increased to $400,000 under certain conditions. This facility was unused at the end of 2006. There are two covenants that the Company must meet under this facility. The first covenant limits the amount of additional debt the Company can incur. At the end of 2006, this covenant would not have limited the amount the Company could borrow under this facility. The other covenant requires EBIT (as defined in the credit agreement) to be at least three times interest expense. The actual interest coverage was 11.2 for 2006. The Company was in compliance with all debt covenants at October 31, 2006.
On December 14, 2006, the Company announced that it had acquired Dage Holdings Limited, a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, employs more than 200 people and had revenues of approximately $59,000 during the 12-month period ending October 31, 2006. The purchase price was approximately Great Britain Pounds 117,006 (approximately $230,000), subject to certain post-closing adjustments. Cash and existing lines of credit were used for the purchase.
The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2007. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company.
In October 2003, the board of directors authorized the Company to repurchase up to 2,000 of the Company’s Common Shares on the open market. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using the Company’s working capital. During 2006, the Company repurchased 423 of the shares authorized to be repurchased under this program. In October 2006, the board of directors authorized the Company to repurchase up to 1,000 of the Company’s Common Shares on the open market or in privately negotiated transactions over a three-year period.

Outlook

The Company has recently taken two strategic actions that will add value in 2007 and beyond. The first was the sale of the Fiber Systems Group in the fourth quarter of 2006. The absence of the operating losses from this business will improve ongoing earnings per share. The second strategic action was the December 14, 2006 acquisition of Dage Holdings Limited. Dage operates two principle product lines used to analyze the integrity of electronic connections in semiconductor packages and printed circuit board assemblies. Revenues for the 12 months ended October 31, 2006, were approximately $59,000. This acquisition is expected to be moderately accretive to the Company’s 2007 earnings per share.

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

In 2006 compared with 2005, the U.S. dollar was generally stronger against foreign currencies. If 2005 exchange rates had been in effect during 2006, sales would have been approximately $11,161 higher and third-party costs would have been approximately $6,535 higher. In 2005 compared with 2004, the U.S. dollar was generally weaker against foreign currencies. If 2004 exchange rates had been in effect during 2005, sales would have been approximately $16,510 lower and third-party costs would have been approximately $10,618 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally and enters into transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. Nordson regularly uses foreign exchange contracts to reduce its risks related to most of these transactions. These contracts, primarily Euro and Yen, usually have maturities of 90 days or less, and generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. The balance of transactions denominated in foreign currencies are designated as hedges of the Company’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the Company’s use of foreign exchange contracts on a routine basis to reduce the risks related to nearly all of the Company’s transactions denominated in foreign currencies as of October 31, 2006, the Company did not have a material foreign currency risk related to its derivatives or other financial instruments.

Note 11 to the financial statements contains additional information about the Company’s foreign currency transactions and the methods and assumptions used by the Company to record these transactions.

The Company finances a portion of its operations with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates for its long-term debt.

The tables that follow present principal repayments and related weighted-average interest rates by expected maturity dates of fixed-rate, long-term debt.
At October 31, 2006

						There-	Total	Fair
	2007	2008	2009	2010	2011	after	Value	Value

Long-term debt, including current portion	$54,290	$24,290	$4,290	$4,290	$14,260	—	$101,420	$104,113
Average interest rate	6.99%	7.20%	7.29%	7.33%	7.39%	—	6.99%
At October 30, 2005

						There-	Total	Fair
	2006	2007	2008	2009	2010	after	Value	Value

Long-term debt, including current portion	$12,290	$54,290	$24,290	$4,290	$4,290	$14,260	$113,710	$118,575
Average interest rate	7.01%	6.99%	7.20%	7.29%	7.33%	7.39%	7.01%
The company also has variable-rate notes payable. The weighted average interest rate of this debt was 3.1 percent at the end of 2006 and 2.7 percent at the end of 2005. A 1 percent increase in interest rates would have resulted in additional interest expense of approximately $171 on the notes payable in fiscal 2006.
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
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-K, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which Nordson Corporation operates and the U.S. and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” as well as the use of the future tense and similar words or phrases. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company’s actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company’s actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2006, October 30, 2005 and October 31, 2004

	2006	2005	2004
(In thousands except for per-share amounts)
Sales	$892,221	$832,179	$771,450
Operating costs and expenses:
Cost of sales	379,800	362,824	334,302
Selling and administrative expenses	362,179	337,782	318,562
Severance and restructuring costs	2,627	875	—

	744,606	701,481	652,864

Operating profit	147,615	130,698	118,586
Other income (expense):
Interest expense	(12,017)	(13,825)	(15,432)
Interest and investment income	1,867	1,826	1,192
Other — net	(1,031)	1,586	(2,685)

	(11,181)	(10,413)	(16,925)

Income before income taxes and discontinued operations	136,434	120,285	101,661
Income tax provision:
Current	39,719	27,671	23,967
Deferred	(952)	8,104	9,387

	38,767	35,775	33,354

Income from continuing operations	97,667	84,510	68,307
Loss from discontinued operations, net of income tax benefits of $6,418, $2,837 and $2,860 for the years ended October 31, 2006, October 30, 2005 and October 31, 2004	(7,069)	(6,172)	(4,973)

Net income	$90,598	$78,338	$63,334

Average common shares	33,365	35,718	35,489
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	815	809	1,057

Average common shares and common share equivalents	34,180	36,527	36,546

Basic earnings per share from continuing operations	$2.93	$2.37	$1.92
Basic loss per share from discontinued operations	(0.21)	(0.18)	(0.14)

Total	$2.72	$2.19	$1.78

Diluted earnings per share from continuing operations	$2.86	$2.31	$1.87
Diluted loss per share from discontinued operations	(0.21)	(0.17)	(0.14)

Total	$2.65	$2.14	$1.73

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
October 31, 2006 and October 30, 2005

	2006	2005
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,859	$11,318
Marketable securities	9	215
Receivables — net	190,459	179,231
Inventories — net	83,688	80,588
Deferred income taxes	19,287	30,954
Prepaid expenses	5,002	5,399
Current assets of discontinued operations	—	5,902

Total current assets	347,304	313,607
Property, plant and equipment — net	105,415	108,306
Goodwill — net	331,915	331,356
Intangible assets — net	8,806	10,438
Deferred income taxes	9,961	1,282
Other assets	19,489	16,702
Long-term assets of discontinued operations	—	8,726

	$822,890	$790,417

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$15,898	$18,393
Accounts payable	38,680	51,500
Income taxes payable	10,951	10,290
Accrued liabilities	106,842	99,001
Customer advance payments	10,015	9,740
Current maturities of long-term debt	54,290	53,686
Current obligations under capital leases	4,649	4,469
Current liabilities of discontinued operations	—	4,886

Total current liabilities	241,325	251,965
Long-term debt	47,130	101,420
Obligations under capital leases	5,071	4,931
Pension and retirement obligations	43,022	56,693
Other liabilities	55,814	44,496
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized; 49,011 shares issued	12,253	12,253
Capital in excess of stated value	210,690	188,132
Retained earnings	681,018	613,580
Accumulated other comprehensive loss	(12,518)	(25,883)
Common shares in treasury, at cost	(460,915)	(454,365)
Deferred stock-based compensation	—	(2,805)

Total shareholders’ equity	430,528	330,912

	$822,890	$790,417

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2006, October 30, 2005 and October 31, 2004

	2006	2005	2004
(In thousands)
Number of common shares in treasury
Balance at beginning of year	16,100	12,733	14,976
Shares issued under company stock and employee benefit plans	(1,171)	(662)	(2,625)
Purchase of treasury shares	671	4,029	382

Balance at end of year	15,600	16,100	12,733

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$188,132	$174,440	$131,573
Shares issued under company stock and employee benefit plans	5,565	10,359	39,262
Tax benefit from stock option and restricted stock transactions	9,074	3,333	3,605
Stock-based compensation	7,121	—	—
Adoption of FAS 123(R)	798	—	—

Balance at end of year	$210,690	$188,132	$174,440

Retained earnings
Balance at beginning of year	$613,580	$558,620	$517,414
Elimination of reporting lag for certain international subsidiaries	(788)	—	—
Net income	90,598	78,338	63,334
Dividends paid ($.67 per share in 2006, $.645 per share in 2005 and $.625 per share in 2004)	(22,372)	(23,378)	(22,128)

Balance at end of year	$681,018	$613,580	$558,620

Accumulated other comprehensive loss
Balance at beginning of year	$(25,883)	$(16,471)	$(20,296)
Translation adjustments	8,693	(2,902)	6,476
Minimum pension liability adjustment (net of tax of $(2,671) in 2006, $3,949 in 2005 and $1,773 in 2004)	4,672	(6,510)	(2,651)

Balance at end of year	$(12,518)	$(25,883)	$(16,471)

Common shares in treasury, at cost
Balance at beginning of year	$(454,365)	$(323,531)	$(339,815)
Shares issued under company stock and employee benefit plans	22,248	6,797	30,481
Purchase of treasury shares	(28,798)	(137,631)	(14,197)

Balance at end of year	$(460,915)	$(454,365)	$(323,531)

Deferred stock based compensation
Balance at beginning of year	$(2,805)	$(1,978)	$(1,020)
Shares issued under company stock and employee benefit plans	—	(2,246)	(1,904)
Amortization of deferred stock based compensation	—	1,419	946
Adoption of FAS 123(R)	2,805	—	—

Balance at end of year	$—	$(2,805)	$(1,978)

Total shareholders’ equity	$430,528	$330,912	$403,333

Comprehensive income
Net income	$90,598	$78,338	$63,334
Translation adjustments	8,693	(2,902)	6,476
Minimum pension liability adjustment (net of tax of $(2,671) in 2006, $3,949 in 2005 and $1,773 in 2004)	4,672	(6,510)	(2,651)

Total comprehensive income	$103,963	$68,926	$67,159

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended October 31, 2006, October 30, 2005 and October 31, 2004

	2006	2005	2004
(In thousands)
Cash flows from operating activities:
Net income	$90,598	$78,338	$63,334
Less: Loss from discontinued operations	(7,069)	(6,172)	(4,973)

Income from continuing operations	97,667	84,510	68,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,284	21,049	22,502
Amortization	1,026	2,410	2,152
Provision for losses on receivables	277	1,596	1,282
Deferred income taxes	61	8,362	10,344
Tax benefit from the exercise of stock options	(9,074)	3,333	3,605
Non-cash stock compensation	7,121	—	—
Other	8,271	(3,291)	7,088
Changes in operating assets and liabilities:
Receivables	(25,069)	(16,047)	(17,271)
Inventories	(1,769)	4,511	(3,222)
Other current assets	771	641	(1,039)
Other noncurrent assets	(2,502)	(3,599)	135
Accounts payable	(1,190)	(9,241)	9,125
Income taxes payable	17,737	8,591	4,986
Accrued liabilities	6,801	7,227	6,727
Customer advance payments	(347)	877	2,733
Other noncurrent liabilities	6,536	8,621	(79)
Net cash used by discontinued operations	(8,577)	(1,092)	(4,262)

Net cash provided by operating activities	120,024	118,458	113,113
Cash flows from investing activities:
Additions to property, plant and equipment	(13,610)	(15,379)	(11,243)
Proceeds from sale of property, plant and equipment	913	322	128
Consolidation of joint venture	—	—	295
Acquisition of businesses, net of cash acquired	—	(557)	(4,013)
Proceeds from sale of business	5,411	—	—
Proceeds from sale of marketable securities	206	154,265	24,750
Purchases of marketable securities	—	(105,076)	(74,126)
Net cash used by discontinued operations	(115)	(10)	(194)

Net cash provided by (used in) investing activities	(7,195)	33,565	(64,403)
Cash flows from financing activities:
Net proceeds from short-term borrowings	16,190	33,429	6,743
Net repayment of short-term borrowings	(20,299)	(29,746)	(56,845)
Repayment of long-term debt	(54,004)	(4,290)	(21,922)
Repayment of capital lease obligations	(5,571)	(5,471)	(4,698)
Issuance of common shares	21,535	9,575	56,758
Purchase of treasury shares	(22,521)	(132,159)	(3,115)
Tax benefit from the exercise of stock options	9,074	—	—
Dividends paid	(22,372)	(23,378)	(22,128)

Net cash used in financing activities	(77,968)	(152,040)	(45,207)
Effect of exchange rate changes on cash	1,428	(263)	918
Effect of change in fiscal year-end for certain international subsidiaries	1,252	—	—

Increase in cash and cash equivalents	37,541	(280)	4,421
Cash and cash equivalents at beginning of year	11,318	11,598	7,177

Cash and cash equivalents at end of year	$48,859	$11,318	$11,598

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

In this annual report, all amounts related to U.S. and foreign currency and to the number of Nordson Corporation’s Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Note 1 — Significant accounting policies

Consolidation — The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Other investments are recorded at cost.

As discussed in Note 3, the Company sold its Fiber Systems Group on October 13, 2006, and its results of operations have been included in discontinued operations for all periods presented. Unless noted otherwise, disclosures reported in these financial statement and notes pertain to the Company’s continuing operations.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual amounts could differ from these estimates.

Fiscal year — Effective in 2006, the Company’s fiscal year end is October 31. Previously, the fiscal year for the Company’s domestic operations ended on the Sunday closest to October 31 and contained 52 weeks in 2005 and 2004.

Prior to 2006, the majority of the Company’s international operations reported their results on a one-month lag, in order to facilitate reporting of consolidated accounts. Effective in 2006, the reporting lag was eliminated. As a result, the October 2005 results of operations for these subsidiaries, which amounted to a net loss of $788 were recorded directly to retained earnings at the beginning of fiscal 2006. Accordingly, certain tables showing balance sheet activity presented in these Notes to Consolidated Financial Statements contain 13 months of change when reconciling beginning balances to ending balances.

Revenue recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. Revenues deferred in 2006, 2005 and 2004 were not material. A limited number of the Company’s large engineered systems sales contracts were accounted for using the percentage-of-completion method. The amount of revenue recognized in any accounting period was based on the ratio of actual costs incurred through the end of the period to total estimated costs at completion. Cost estimates were updated on a quarterly basis. During 2006, no revenues were recognized under the percentage-of-completion method. During 2005 and 2004, the Company recognized revenue of approximately $5,000 and $7,000, respectively, under this method. These revenues have been reclassified to discontinued operations.

Shipping and handling costs — The Company records amounts billed to customers for shipping and handling as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $7,044, $8,137 and $8,105 in 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements — Continued

Research and development — Research and development costs are expensed as incurred and were $24,467, $20,946 and $22,016 in 2006, 2005 and 2004, respectively.

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

Cash and cash equivalents — Highly liquid instruments with maturities of 90 days or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents are carried at cost.

Marketable securities — Marketable securities consist primarily of certificates of deposit and other short-term notes with maturities greater than 90 days at date of purchase, and all contractual maturities were within one year or could be callable within one year.

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

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 37 percent of consolidated inventories at October 31, 2006, and 35 percent at October 30, 2005. The first-in, first-out (FIFO) method is used for all other inventories. Liquidations decreased cost of goods sold by $7 in 2005. Consolidated inventories would have been $8,866 and $8,484 higher than reported at October 31, 2006 and October 30, 2005, respectively, had the Company used the FIFO method, which approximates current cost, for valuation of all inventories.

Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under capital leases, over the terms of the leases. Leasehold improvements are depreciated over shorter of the lease term or their useful lives. Useful lives are as follows:

Land Improvements	15-25 years
Buildings	20-40 years
Machinery and Equipment	3-12 years
Enterprise Management Systems	5-10 years

The Company capitalizes costs associated with the development and installation of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. The Company capitalizes interest costs on significant capital projects. No interest was capitalized in 2006 or 2005.

Notes to Consolidated Financial Statements — Continued

Goodwill and intangible assets — Goodwill assets are subject to impairment testing. Other intangible assets, which consist primarily of core/developed technology, noncompete agreements and patent costs, are amortized over their useful lives. At present, these lives range from five to 21 years.

Environmental remediation costs — The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

Foreign currency translation — The financial statements of the Company’s subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Premiums and discounts on forward contracts are amortized over the lives of the contracts. Gains and losses from foreign currency transactions, which hedge a net investment in a foreign subsidiary and from intercompany foreign currency transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss). For subsidiaries operating in highly inflationary economies, gains and losses from foreign currency transactions and translation adjustments are included in net income.

Comprehensive income — Accumulated other comprehensive loss at October 31, 2006 and October 30, 2005, consisted of:

	2006	2005

Net foreign currency translation adjustments	$14,774	$6,081
Minimum pension liability adjustments	(27,292)	(31,964)

	$(12,518)	$(25,883)

Warranties — The Company offers warranties to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for 2006 and 2005:

	2006	2005

Balance at beginning of year	$3,989	$3,601
Accruals for warranties	6,226	4,090
Warranty payments	(5,480)	(3,575)
Currency adjustments	182	(127)

Balance at end of year	$4,917	$3,989

Presentation — Certain 2005 and 2004 amounts have been reclassified to conform to 2006 presentation.

Notes to Consolidated Financial Statements — Continued

Note 2 — Accounting changes

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs.” No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted No. 151 at the beginning of fiscal 2006. The adoption did not impact the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R) (revised 2004), “Share-Based Payment.” This Statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that results in expense being recognized in the Company’s financial statements. As discussed in Note 13, the Company adopted No. 123(R) at the beginning of fiscal 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation states that the term “conditional asset retirement obligation,” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The Company adopted Interpretation No. 47 at the beginning of fiscal 2006. The adoption did not impact the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Company must adopt this Statement in fiscal 2007.

In June 2005, the FASB issued FSP FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for the effects of the Directive with respect to historical waste, which is defined as waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005, or the date of the adoption of the law by the applicable European Union Member State. The adoption of FSP FAS No. 143-1 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. The Company must adopt FIN 48 in fiscal 2008 and has not yet determined the impact of adoption of FIN 48 on its financial position or results of operations.

Notes to Consolidated Financial Statements — Continued
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company beginning in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company already complies with this requirement. As of October 31, 2006, the required adjustment to the Company’s balance sheet would increase the liability for pension and postretirement benefits and increase accumulated other comprehensive loss by approximately $27,000.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 must be implemented by the end of the Company’s 2007 fiscal year.
Note 3 — Discontinued Operations
On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer Inc. for $5,966. The Fiber Systems Group was acquired in 1998 as part of the acquisition of J&M Laboratories as a means of expanding the Adhesive Dispensing Systems segment. However, due to the changing competitive environment, the Fiber Systems Group did not meet the Company’s financial performance objectives. The sale will enable the Company to concentrate its activities on better performing or faster growing businesses. Proceeds of $5,411 were received on the closing date, with the remaining $555 to be paid over an 18-month period following the closing date. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements — Continued
The terms of the agreement require the Company to indemnify Saurer Inc. for losses incurred in excess of $100 for breach of representations and warranties made by the Company in the Asset Purchase Agreement. The maximum amount the Company would be required to pay is $1,500, except with respect to the Company’s pre-sale violation of environmental laws and regulations. No amount has been recorded by the Company related to this indemnification. Operating results of the Fiber Systems Group are as follows:

	2006	2005	2004

Sales	$5,919	$6,983	$22,094

Loss from discontinued operations before income taxes	$(14,428)	$(9,009)	$(7,833)
Income tax benefit	(4,546)	(2,837)	(2,860)

Net loss from discontinued operations before gain on disposal	(9,882)	(6,172)	(4,973)
Gain on disposal of discontinued operations, including tax benefit of $1,872	2,813	—	—

	$(7,069)	$(6,172)	$(4,973)

Included in the 2006 loss from discontinued operations is severance expense of $699 related to 27 employees of the Fiber Systems Group that were not hired by Saurer Inc. Cash disbursements will be made over the first half of 2007. Also, included in the 2006 loss from discontinued operations is the recognition of an impairment of an intangible asset of $2,630.
Included in the gain on disposal of discontinued operations above is a $107 write-off of goodwill, which was based on the relative fair value of the disposed group. There was no goodwill impairment impact resulting from the sale of the Fiber Systems Group. The net tax benefit of $1,872 on disposal is the result of $2,867 tax expense on one-time gains resulting from the disposal, offset by $4,739 tax benefit resulting from an excess of tax basis over book basis in Fiber Systems Group assets.
The major classes of assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of October 30, 2005, are as follows:

Assets:
Cash and cash equivalents	$(49)
Receivables — net	4,320
Inventories — net	1,280
Prepaid expenses	351
Property, plant and equipment — net	2,225
Intangible assets — net	5,019
Other assets	1,482

Total assets	$14,628

Liabilities:
Accrued liabilities	$3,776
Customer advance payments	1,110

Total liabilities	$4,886

Notes to Consolidated Financial Statements — Continued

Note 4 — Retirement, pension and other postretirement plans

Retirement plans — The parent company and certain subsidiaries have funded contributory retirement plans covering certain employees. The Company’s contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. The Company also sponsors unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2006, 2005 and 2004 was approximately $5,857, $5,477 and $4,552, respectively.

Pension plans — The Company has various pension plans covering a portion of the Company’s U.S. and international employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. The Company contributes actuarially determined amounts to U.S. plans to provide sufficient assets to meet future benefit payment requirements. The Company also sponsors an unfunded supplemental pension plan for certain employees. The Company’s international subsidiaries fund their pension plans according to local requirements.

The Company uses a measurement date of October 31 for all pension plans.

Notes to Consolidated Financial Statements — Continued

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

	U.S.		International

	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$159,206	$135,478	$38,781	$33,161
Service cost	5,543	4,120	1,890	1,686
Interest cost	9,294	8,102	1,902	1,594
Participant contributions	—	—	163	144
Addition of plan	—	—	2,445	—
Foreign currency exchange rate change	—	—	2,294	(1,355)
Actuarial (gain) loss	(2,609)	15,963	(1,489)	4,752
Benefits paid	(5,507)	(4,457)	(1,175)	(1,201)

Benefit obligation at end of year	$165,927	$159,206	$44,811	$38,781

Change in plan assets:
Beginning fair value of plan assets	$97,954	$93,251	$14,885	$13,918
Actual return on plan assets	9,405	7,515	1,203	1,000
Company contributions	16,780	1,645	1,636	1,494
Participant contributions	—	—	163	144
Foreign currency exchange rate change	—	—	1,087	(470)
Benefits paid	(5,507)	(4,457)	(1,175)	(1,201)

Ending fair value of plan assets	$118,632	$97,954	$17,799	$14,885

Reconciliation of accrued cost:
Funded status of the plan	$(47,295)	$(61,252)	$(27,012)	$(23,896)
Unrecognized actuarial loss	51,806	58,620	10,678	10,937
Unamortized prior service cost	3,581	4,090	210	242

Prepaid (accrued) benefit cost	$8,092	$1,458	$(16,124)	$(12,717)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(38,092)	$(50,594)	$(18,866)	$(17,583)
Intangible asset	3,727	4,343	210	242
Accumulated other comprehensive income	42,457	47,709	2,532	4,624

Total amount recognized in financial statements	$8,092	$1,458	$(16,124)	$(12,717)

The accumulated benefit obligation for the U.S. pension plans was $156,724 and $148,548 at October 31, 2006 and October 30, 2005, respectively. The accumulated benefit obligation for the international pension plans was $35,203 and $32,164 at October 31, 2006 and October 30, 2005, respectively. Benefit obligations exceeded plan assets for all pension plans at the end of both years.

During 2006 and 2005, the Company recorded an additional minimum pension liability so that the recorded pension liability was at least equal to the accumulated benefit obligation. Amounts recorded in other comprehensive income (loss) related to the minimum pension liability, net of tax, were $4,672 in 2006, and ($6,510) in 2005.

Notes to Consolidated Financial Statements — Continued
Net pension benefit costs include the following components:

	U.S.			International

	2006	2005	2004	2006	2005	2004

Service cost	$5,543	$4,120	$3,492	$1,890	$1,686	$1,564
Interest cost	9,294	8,102	7,491	1,902	1,594	1,434
Expected return on plan assets	(8,941)	(8,403)	(7,593)	(960)	(868)	(760)
Amortization of prior service cost	508	535	362	46	48	33
Amortization of transition obligation	—	—	—	—	—	50
Recognized net actuarial loss	3,742	2,046	1,249	556	248	264

Total benefit cost	$10,146	$6,400	$5,001	$3,434	$2,708	$2,585

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International

	2006	2005	2004	2006	2005	2004

Discount rate	6.0%	5.8%	6.0%	4.3%	4.2%	4.8%
Expected return on plan assets	8.5	8.5	8.5	5.4	5.7	6.0
Rate of compensation increase	3.3	3.3	3.3	3.1	3.1	3.7
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
The allocation of pension plan assets as of October 31, 2006, and October 30, 2005, is as follows:

	U.S.		International

	2006	2005	2006	2005

Asset Category
Equity securities	70%	63%	17%	32%
Debt securities	29	36	46	20
Real estate	—	—	5	11
Insurance contracts	—	—	31	34
Other	1	1	1	3

Total	100%	100%	100%	100%

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required Company plan contributions.

Notes to Consolidated Financial Statements — Continued
U.S. plans comprise 87 percent of the worldwide pension assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The target allocation is 50 to 70 percent equity securities and 30 to 50 percent debt securities. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
International plans comprise 13 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. The Company’s investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
At October 31, 2006 and October 30, 2005, the pension plans did not have any investment in the Company’s Common Shares.
The Company’s contributions to the pension plans in 2007 are estimated to be approximately $14,000.
Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Fiscal Year	U.S.	International

2007	$9,672	$946
2008	5,283	1,518
2009	5,592	1,336
2010	6,605	1,905
2011	6,789	1,279
2012-2016	47,498	8,698

Total	$81,439	$15,682

Other postretirement plans — The Company has an unfunded postretirement benefit plan covering most of its U.S. employees. Employees hired after January 1, 2002, are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory, with retiree contributions in the form of premiums adjusted annually, and contains other cost-sharing features, such as deductibles and coinsurance. The Company also sponsors an unfunded, non-contributory postretirement benefit plan that provides medical and life insurance benefits for certain international employees. The Company uses a measurement date of October 31 for all postretirement plans.
In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (FAS 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. In the third quarter of 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company accounted for this benefit under the provisions of FAS 106. As a result, the Company’s accumulated postretirement benefit obligation was reduced by $10,456, with an expense reduction of approximately $1,651 in 2005.

Notes to Consolidated Financial Statements — Continued
A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

	U.S.		International

	2006	2005	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$39,564	$37,032	$—
Service cost	1,039	1,011	40
Interest cost	2,216	1,963	35
Participant contributions	774	762	—
Amendments	—	(1,112)	—
Addition of plan	—	—	583
Foreign currency exchange rate change	—	—	32
Actuarial loss	3,982	2,111	46
Benefits paid	(2,366)	(2,203)	(4)

Benefit obligation at end of year	$45,209	$39,564	$732

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—
Company contributions	1,592	1,441	4
Participant contributions	774	762	—
Benefits paid	(2,366)	(2,203)	(4)

Ending fair value of plan assets	$—	$—	$—

Reconciliation of accrued cost:
Funded status of the plan	$(45,209)	$(39,564)	$(732)
Unrecognized actuarial loss	23,969	21,274	228
Unamortized prior service cost	(3,809)	(4,534)	—

Accrued benefit cost	$(25,049)	$(22,824)	$(504)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(25,049)	$(22,824)	$(504)

Total amount recognized in financial statements	$(25,049)	$(22,824)	$(504)

Net postretirement benefit costs include the following components:

	U.S.			International

	2006	2005	2004	2006

Service cost	$1,039	$1,011	$1,147	$40
Interest cost	2,216	1,963	2,030	35
Amortization of prior service cost	(725)	(725)	(589)	—
Recognized net actuarial loss	1,288	1,036	1,079	7

Total benefit cost	$3,818	$3,285	$3,667	$82

Notes to Consolidated Financial Statements — Continued
The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International

	2006	2005	2004	2006

Discount rate	6.0%	5.8%	6.0%	5.3%
Health care cost trend rate	10.0	10.0	8.0	6.4
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	5.0	5.0	5.0	4.5
Year the rate reaches the ultimate trend rate	2011	2011	2009	2015
The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	U.S.		International

	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Effect on total service and interest cost components in 2006	$589	$(471)	$23	$(17)
Effect on postretirement obligation as of October 31, 2006	$7,062	$(5,745)	$213	$(158)
The Company’s contributions to the postretirement plans in 2007 are estimated to be approximately $2,000.
Retiree postretirement benefit payments are anticipated to be paid as follows:

	U.S.

	With Medicare	Without Medicare
Fiscal Year	Part D Subsidy	Part D Subsidy	International

2007	$1,753	$1,986	$3
2008	1,863	2,130	3
2009	2,002	2,304	3
2010	2,009	2,438	3
2011	2,287	2,673	3
2012-2016	13,906	16,643	73

Total	$23,820	$28,174	$88

Notes to Consolidated Financial Statements — Continued

Note 5 — Income taxes

Income tax expense from continuing operations includes the following:

	2006	2005	2004

Current:
U.S. federal	$22,112	$12,129	$8,145
State and local	991	815	(41)
Foreign	16,616	14,727	15,863

Total current	39,719	27,671	23,967
Deferred:
U.S. federal	(793)	5,418	7,287
State and local	566	3,209	2,109
Foreign	(725)	(523)	(9)

Total deferred	(952)	8,104	9,387

	$38,767	$35,775	$33,354

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $1,126, $578 and $395 in 2006, 2005 and 2004, respectively.

The reconciliation of the U.S. statutory federal income tax rate to the worldwide-consolidated effective tax rate follows:

	2006	2005	2004

Statutory federal income tax rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(2.46)	(2.65)	(3.44)
Domestic Production Deduction	(0.51)	—	—
Foreign tax rate variances, net of foreign tax credits	(1.70)	(4.50)	(0.48)
State and local taxes, net of federal income tax benefit	0.72	2.17	2.06
Amounts related to prior years	(2.99)	(0.02)	(0.47)
Other — net	0.35	(0.26)	0.14

Effective tax rate	28.41%	29.74%	32.81%

Included in foreign tax rate variances, net of foreign tax credits for 2006 and 2005, are benefits of $1,010 and $7,367, respectively, related to foreign tax credit carryforwards that were utilized. These carryforwards were previously offset with a valuation allowance because the Company was uncertain they would be utilized before expiration. The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the United States to be excluded from taxable income. The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, is effective for the Company in 2006 and allows a deduction with respect to income from certain U.S. manufacturing activities.

The Joint Committee on Taxation approved an income tax refund of approximately $3,100 during 2006. This item was treated as a discrete event in the third quarter of 2006 and is included in amounts related to prior years in the table above.

Notes to Consolidated Financial Statements — Continued

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $45,211, $37,009 and $40,739 in 2006, 2005 and 2004, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $100,763 and $103,951 at October 31, 2006 and October 30, 2005, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution.

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act, which provided retroactive reinstatement of a research credit. The 2006 impact on the Company from this Act will be an additional tax benefit of approximately $400, which will be recorded in the first quarter of 2007, in accordance with FAS No. 109.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$5,508	$6,751
Employee benefits	43,469	34,249
Other accruals not currently deductible for taxes	11,648	13,514
Tax credit and loss carryforwards	4,136	7,511
Inventory adjustments	3,725	4,135
Translation of foreign currency accounts	—	614
Other — net	133	31

Total deferred tax assets	68,619	66,805
Valuation allowance	(4,136)	(6,421)

Total deferred tax assets	64,483	60,384
Deferred tax liabilities:
Depreciation	34,728	27,914
Translation of foreign currency accounts	299	—
Other — net	208	234

Total deferred tax liabilities	35,235	28,148

Net deferred tax assets	$29,248	$32,236

At October 31, 2006, the Company had $488 of tax credit carryforwards that will expire in years 2009 through 2016. At October 31, 2006, the Company had $37,553 state and $3,680 foreign operating loss carryforwards, of which $38,130 will expire in years 2007 through 2026, and $3,103 of which has an indefinite carryforward period. The net reduction in the valuation allowance was $2,285 in 2006, and $7,707 in 2005. The valuation allowance of $4,136 at October 31, 2006, relates to tax credits and loss carryforwards that may expire before being realized.

Notes to Consolidated Financial Statements — Continued

Note 6 — Incentive compensation plans

The Company has two incentive compensation plans for executive officers. The Compensation Committee of the board of directors, composed of independent directors, approves participants in the plans and payments under the plans.

The annual awards under the management incentive compensation plan are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. In making awards under this plan for any particular year, the Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $4,711, $4,432 and $3,965 in 2006, 2005 and 2004, respectively.

Under the long-term incentive compensation plan, executive officers receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company achieves certain pre-determined performance objectives. The Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $5,238, $4,237 and $7,004 in 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements — Continued
Note 7 — Details of balance sheet

	2006	2005

Receivables:
Accounts	$176,422	$168,794
Notes	8,511	11,087
Other	9,191	4,394

	194,124	184,275
Allowance for doubtful accounts	(3,665)	(5,044)

	$190,459	$179,231

Inventories:
Finished goods	$41,757	$44,671
Work-in-process	10,904	11,613
Raw materials and finished parts	47,392	39,914

	100,053	96,198
Obsolescence and other reserves	(7,499)	(7,126)
LIFO reserve	(8,866)	(8,484)

	$83,688	$80,588

Property, plant and equipment:
Land	$6,879	$6,977
Land improvements	2,925	2,906
Buildings	100,106	97,482
Machinery and equipment	166,097	159,865
Enterprise management system	31,162	30,002
Construction-in-progress	4,859	5,103
Leased property under capitalized leases	17,868	16,909

	329,896	319,244
Accumulated depreciation and amortization	(224,481)	(210,938)

	$105,415	$108,306

Accrued liabilities:
Salaries and other compensation	$44,462	$44,417
Pension and retirement	15,601	12,884
Taxes other than income taxes	6,132	6,657
Other	40,647	35,043

	$106,842	$99,001

Note 8 — Leases
The Company has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.
Rent expense for all operating leases was approximately $9,299, $10,121 and $10,340 in 2006, 2005 and 2004, respectively.
Amortization of assets recorded under capital leases is recorded in depreciation expense.

Notes to Consolidated Financial Statements — Continued
Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2006	2005

Transportation equipment	$16,127	$16,175
Other	1,741	734

Total capitalized leases	17,868	16,909
Accumulated amortization	(8,148)	(7,509)

Net capitalized leases	$9,720	$9,400

At October 31, 2006, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized	Operating
	Leases	Leases

Fiscal year ending:
2007	$5,878	$7,658
2008	4,274	5,360
2009	1,661	3,737
2010	214	3,281
2011	15	2,406
Later years	1	914

Total minimum lease payments	12,043	$23,356

Less amount representing executory costs	1,182

Net minimum lease payments	10,861
Less amount representing interest	1,141

Present value of net minimum lease payments	9,720
Less current portion	4,649

Long-term obligations at October 31, 2006	$5,071

Note 9 — Notes payable
Bank lines of credit and notes payable are summarized as follows:

	2006	2005

Available bank lines of credit:
Domestic banks	$215,000	$210,000
Foreign banks	53,157	55,425

Total	$268,157	$265,425

Outstanding notes payable:
Domestic bank debt	$—	$4,800
Foreign bank debt	15,898	13,593

Total	$15,898	$18,393

Weighted-average interest rate on notes payable	3.1%	2.7%
Unused bank lines of credit	$252,259	$247,032

Notes to Consolidated Financial Statements — Continued
Included in the domestic available amount above is a $200,000 revolving credit agreement with a group of banks that expires in 2009. This facility was increased to $300,000 on December 8, 2006, and may be increased to $400,000 under certain conditions. Payment of quarterly commitment fees is required. Other lines of credit obtained by the Company can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees.
Note 10 — Long-term debt
The long-term debt of the Company is as follows:

	2006	2005

Senior note, due 2007	$50,000	$50,000
Senior notes, due 2005-2011	51,420	95,285
Five-year term loan	—	8,000
Leasehold improvements financing note, due 2006	—	1,821

	101,420	155,106
Less current maturities	54,290	53,686

Long-term maturities	$47,130	$101,420

Senior note, due 2007 — This note is payable in one installment and bears interest at a fixed rate of 6.78 percent.
Senior notes, due 2005-2011 — These notes, with a group of insurance companies, have a weighted-average, fixed-interest rate of 7.19 percent and had an original weighted-average life of 6.5 years at the time of issuance in 2001.
Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to October 31, 2006, are as follows: $54,290 in 2007; $24,290 in 2008; $4,290 in 2009; $4,290 in 2010; and $14,260 in 2011.
Note 11 — Financial instruments
The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. A gain of $2,534 was recognized from changes in fair value of these contracts for the year ended October 31, 2006. A loss of $2,573 and a gain of $807 were recognized from changes in fair value of these contracts for the years ended October 30, 2005 and October 31, 2004, respectively.

Notes to Consolidated Financial Statements — Continued

At October 31, 2006, the Company had outstanding forward exchange contracts that mature at various dates through January 2007. The following table summarizes, by currency, the Company’s forward exchange contracts:

	Sell		Buy

	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

October 31, 2006 contract amounts:
Euro	$7,835	$7,877	$77,824	$78,500
British pound	755	763	9,987	10,132
Japanese yen	2,573	2,565	18,204	18,313
Others	3,419	3,429	12,285	12,444

Total	$14,582	$14,634	$118,300	$119,389

October 30, 2005 contract amounts:
Euro	$6,259	$6,095	$68,505	$67,486
British pound	1,087	1,058	8,553	8,388
Japanese yen	2,513	2,422	17,526	17,049
Others	2,803	2,771	12,343	12,194

Total	$12,662	$12,346	$106,927	$105,117

The Company also uses foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of its investment in its wholly owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For the years ended October 31, 2006, and October 30, 2005, a net gain of $1,489 and a net loss of $723, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

The Company entered into two interest rate swaps that convert fixed rate debt to variable rate debt. A swap related to a Japanese Yen 200,000 leasehold improvement note was entered into in 1996, and a swap related to a $40,000 senior note was entered into in 2004. The swaps were designated as fair-value hedges, and the derivatives qualified for the short-cut method. The swaps expired in fiscal 2006 when the debt became payable. The swaps were recorded with a fair market value of ($366) in the October 30, 2005 Consolidated Balance Sheet.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. The Company uses major banks throughout the world for cash deposits, forward exchange contracts and interest rate swaps. The Company’s customers represent a wide variety of industries and geographic regions. As of October 31, 2006, there were no significant concentrations of credit risk. The Company does not use financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements — Continued

The carrying amounts and fair values of the Company’s financial instruments, other than receivables and accounts payable, are as follows:

	2006

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$48,859	$48,859
Marketable securities	9	9
Notes payable	(15,898)	(15,898)
Long-term debt	(101,420)	(104,113)
Forward exchange contracts	1,037	1,037
Interest rate swaps	—	—

	2005

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$11,318	$11,318
Marketable securities	215	215
Notes payable	(18,393)	(18,393)
Long-term debt	(155,106)	(160,431)
Forward exchange contracts	(1,487)	(1,487)
Interest rate swaps	(366)	(366)

The Company used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Forward exchange contracts are estimated using quoted exchange rates of comparable contracts.

•	Interest rate swaps are estimated using valuation techniques based on discounted future cash flows.

Note 12 — Capital shares

Preferred — The Company has authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2006, 2005 or 2004.

Common — The Company has 80,000 authorized Common Shares without par value. In March 1992, the shareholders adopted an amendment to the Company’s articles of incorporation, which, when filed with the Secretary of State for the State of Ohio, would increase the number of authorized Common Shares to 160,000. At October 31, 2006 and October 30, 2005, there were 49,011 Common Shares issued. At October 31, 2006 and October 30, 2005, the number of outstanding Common Shares, net of treasury shares, was 33,411 and 32,911, respectively.

Notes to Consolidated Financial Statements — Continued
Note 13 — Stock-based compensation
The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, restricted stock, stock purchase rights, stock equivalent units, restricted stock units, cash awards and other stock- or performance-based incentives. The number of Common Shares available for grant of awards is 3 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years. At the end of fiscal 2006, there were 1,169 shares available for grant in 2007.
Stock options — Nonqualified or incentive stock options may be granted to employees and directors of the Company. Generally, the options may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Options granted to non-employee directors vest in six months. Vesting accelerates upon the occurrence of events that involve or may result in a change of control of the Company. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis.
Prior to 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Effective at the beginning of 2006, the Company adopted the fair value recognition provisions of FAS 123 (R) using the modified prospective transition method. Under this method compensation cost in 2006 includes cost for options granted prior to but not vested as of October 31, 2005, and options granted in 2006. Compensation expense is being recognized on a straight-line basis over the total requisite service period of each option grant. Results for prior periods have not been restated.
The following table shows pro forma information regarding net income and earnings per share for 2005 and 2004 as if the Company had accounted for stock options granted since 1996 under the fair value method.

	2005	2004

Net income, as reported	$78,338	$63,334
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,777)	(2,920)

Pro forma net income	$74,561	$60,414

Earnings per share:
Basic — as reported	$2.19	$1.78
Basic — pro forma	$2.09	$1.70
Diluted — as reported	$2.14	$1.73
Diluted — pro forma	$2.04	$1.65
Weighted-average fair value of options granted during the year	$12.08	$8.57
Risk-free interest rate	3.87- 3.88%	3.88%
Expected life of option, in years	7	7
Expected dividend yield	1.71%	2.19%
Expected volatility	0.30	0.30
As a result of adopting FAS 123 (R), the Company recognized compensation expense of $3,675 ($2,389 on an after-tax basis, or $.07 per both basic and diluted share) for the year ended October 31, 2006.

Notes to Consolidated Financial Statements — Continued

Prior to the adoption of FAS 123 (R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123 (R) requires these benefits to be classified as financing cash flows. The excess tax benefit of $9,074 for the year ended October 31, 2006 was classified as a financing cash inflow and would have been classified as an operating cash flow prior to adoption of FAS 123 (R).

Following is a summary of the Company’s stock options for the three years ended October 31, 2006:

		Weighted-Average	Aggregate
	Number of	Exercise Price	Intrinsic	Weighted-Average
	Options	Per Share	Value	Remaining Term

Outstanding at November 2, 2003	5,955	$25.65
Granted	441	$27.71
Exercised	(2,547)	$26.50
Forfeited or expired	(26)	$26.56

Outstanding at October 31, 2004	3,823	$25.33
Granted	343	$37.04
Exercised	(592)	$24.86
Forfeited or expired	(85)	$28.73

Outstanding at October 30, 2005	3,489	$26.48
Granted	331	$38.81
Exercised	(1,136)	$24.49
Forfeited or expired	(61)	$30.66

Outstanding at October 31, 2006	2,623	$28.80	$45,249	5.7 years

Vested or expected to vest at October 31, 2006	2,544	$28.63	$44,319	5.7 years

Exercisable at October 31, 2006	1,749	$26.42	$34,344	4.7 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price

	$20 — $25	$26 — $30	$31 — $39

Number outstanding	821	1,146	656
Weighted-average remaining contractual life, in years	4.0	5.5	8.2
Weighted-average exercise price	$22.87	$27.94	$37.73
Number exercisable	773	842	134
Weighted-average exercise price	$22.82	$28.13	$36.42

As of October 31, 2006, there was $5,553 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.4 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of each option grant during 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	.276-.282
Expected dividend yield	1.88- 2.00%
Risk-free interest rate	4.44- 4.59%
Expected life of the option (in years)	5.6-8.8

Notes to Consolidated Financial Statements — Continued

The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2006 options were .278 and 1.92 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2006 and 2005 was $11.81 and $12.08, respectively. The total intrinsic value of options exercised during 2006 and 2005 was $22,930 and $7,661, respectively.

Cash received from the exercise of stock options was $21,535 for 2006 and $9,575 for 2005. The tax benefit realized from tax deductions from exercises was $9,074 for 2006 and $3,333 for 2005.

Stock appreciation rights — The Company may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised over its value when the right was granted. There were no stock appreciation rights outstanding during 2006, 2005 and 2004.

Limited stock appreciation rights that become exercisable upon the occurrence of events that involve or may result in a change of control of the Company have been granted with respect to 2,623 shares.

Restricted stock — The Company may grant restricted stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (currently six months to five years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s retirement, disability or death. Termination for any other reason results in forfeiture of the shares. For non-employee directors, restrictions lapse upon the retirement, disability or death of the non-employee director. Termination of service as a director for any other reason results in a pro-rata forfeiture of shares.

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

Notes to Consolidated Financial Statements — Continued

The following table summarizes activity related to restricted stock:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share

Nonvested at November 2, 2003	71	$23.51
Granted	66	$29.00
Vested	(17)	$26.02
Forfeited	(1)	$31.70

Nonvested at October 31, 2004	119	$26.13
Granted	66	$36.82
Vested	(13)	$27.73
Forfeited	(11)	$29.25

Nonvested at October 30, 2005	161	$30.17
Granted	20	$43.67
Vested	(54)	$25.45
Forfeited	(3)	$32.58

Nonvested at October 31, 2006	124	$34.38

As of October 31, 2006, there was approximately $2,063 of unrecognized compensation cost related to restricted stock. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to restricted stock was $1,525, $1,419 and $946 in 2006, 2005 and 2004, respectively.

Employee stock purchase rights — The Company may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of Common Shares at a discount from fair market value. No stock purchase rights were outstanding during 2006, 2005 and 2004.

Directors deferred compensation — Non-employee directors may defer all or part of their fees until retirement. The fees may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Upon adoption of FAS 123 (R) at the beginning of 2006, deferred amounts of $3,471 in stock equivalent units were reclassified from liabilities to capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.

The following is a summary of the activity during 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Outstanding at October 30, 2005	151	$22.74
Deferrals	6	$44.88
Dividend equivalents	2	$43.65
Distributions	(18)	$19.95

Outstanding at October 31, 2006	141	$24.35

The amount charged to expense related to this plan was $328 in 2006.

Long-Term Incentive Compensation Plan (LTIP) — Under the long-term incentive compensation plan, executive officers and selected other employees receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company exceeds certain threshold performance objectives.

Notes to Consolidated Financial Statements — Continued
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
Under the performance period originating in 2006, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the value of the Company’s Common Shares at the dates of grant ($37.05 per share for the executive officer group and $36.56 per share for the group of selected other employees). These awards are recorded in shareholders’ equity, and the amount recorded at October 31, 2006, was $1,590.
Shares reserved for future issuance — At October 31, 2006, there were 77,660 of the Company’s Common Shares reserved for future issuance through the exercise of outstanding options or rights.
Note 14 — Nonrecurring charges
During the second quarter of 2006, the Company realigned the management of its adhesive dispensing segment, which resulted in the elimination of nine positions. These actions better positioned the segment to achieve its growth objectives. Total costs attributable to the position eliminations were $429, of which $398 was paid in 2006. The remaining $31 will be paid in 2007.
As a result of a slowdown in customer demand in the UV Curing business within the advanced technology segment, the Company eliminated 13 positions in the second half of 2006. Total severance costs of $380 were paid in 2006.
During the fourth quarter of 2005, the Company announced a number of restructuring actions to improve performance and reduce costs in its finishing and coating segment. These actions, which included operational consolidations and approximately 60 personnel reductions, were completed in the fourth quarter of fiscal 2006. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. Total restructuring costs were $2,693, of which $875 was recorded in the fourth quarter of 2005, and the remainder was recorded in 2006. Substantially all of the $2,693 of expense was associated with cash expenditures for severance payments to terminated employees. Cash of $4 was paid during the fourth quarter of 2005, and $2,640 was paid in 2006. The remaining $49 will be paid in 2007.
The following table summarizes activity in the severance and restructuring accruals during the twelve months ended October 31, 2006:

	Adhesive	Advanced	Finishing and
	Dispensing	Technology	Coating	Total

Accrual balance at October 30, 2005	$—	$—	$871	$871
Additions to accrual	429	380	1,818	2,627
Payments	(398)	(380)	(2,640)	(3,418)

Accrual balance at October 31, 2006	$31	$—	$49	$80

During the fourth quarter of 2004, the Company disposed of a minority equity investment that resulted in a pretax loss of $3,288 ($2,257 after tax), which was recorded in other expense.

Notes to Consolidated Financial Statements — Continued

Note 15 — Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at their estimated fair value at the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results of acquisitions are included in the Consolidated Statement of Income from the respective dates of acquisition.

In March 2005, the Company acquired full ownership of H.P. Solutions Inc., d/b/a H.F. Johnson Manufacturing Co., a California machining company that performed services for the Company’s Asymtek business. The cost of the acquisition was $567, which was allocated to net tangible assets.

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

Assuming these acquisitions had taken place at the beginning of 2004, proforma results would not have been materially different.

Note 16 — Supplemental information for the statement of cash flows

	2006	2005	2004

Cash operating activities:
Interest paid	$13,556	$13,683	$15,654
Income taxes paid	25,060	15,175	15,555
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$6,549	$6,958	$5,614
Capitalized lease obligations terminated	986	854	424
Shares acquired and issued through exercise of stock options	6,270	5,472	11,081
Non-cash assets and liabilities of businesses acquired:
Working capital	$—	$(27)	$145
Property, plant and equipment	—	743	1,615
Intangibles and other	—	—	2,975
Long-term debt and other liabilities	—	(159)	(722)

	$—	$557	$4,013

Note 17 — Operating segments and geographic area data

The Company conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Finishing and Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

Notes to Consolidated Financial Statements — Continued

Nordson products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, life sciences, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

No single customer accounted for more than 5 percent of the Company’s sales in 2006, 2005 or 2004.

The following table presents information about Nordson’s reportable segments:

			Finishing
	Adhesive	Advanced	and
	Dispensing	Technology	Coating	Corporate		Total

Year ended October 31, 2006
Net external sales	$507,959	$239,258	$145,004	$—		$892,221
Depreciation	10,040	4,039	3,514	4,691		22,284
Operating profit	110,604 (a)	56,976 (b)	8,765 (c)	(28,730)		147,615
Identifiable assets(d)	203,067	86,266	52,578	536,583	(e)	878,494
Expenditures for long-lived assets(f)	4,255	4,991	1,977	2,387		13,610
Year ended October 30, 2005
Net external sales	$494,682	$199,807	$137,690	$—		$832,179
Depreciation	9,819	3,427	3,666	4,137		21,049
Operating profit	106,584	41,523	1,407 (c)	(18,816)		130,698
Identifiable assets(d)	205,079	69,926	53,256	490,218	(e)	818,479
Expenditures for long-lived assets(f)	7,701	2,453	2,317	2,908		15,379
Year ended October 31, 2004
Net external sales	$475,605	$164,901	$130,944	$—		$771,450
Depreciation	9,927	3,851	3,871	4,853		22,502
Operating profit	106,020	30,229	2,466	(20,129)		118,586
Identifiable assets(d)	207,047	53,920	58,161	530,154	(e)	849,282
Expenditures for long-lived assets(f)	5,098	1,808	1,587	2,750		11,243

(a)	Includes $429 of severance and restructuring charges.

(b)	Includes $380 of severance and restructuring charges.

(c)	Includes $1,818 of severance and restructuring charges in 2006 and $875 in 2005.

(d)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves and property, plant and equipment net of accumulated depreciation.

(e)	Corporate assets are principally cash and cash equivalents, domestic deferred income taxes, investments, capital leases, headquarter facilities, the major portion of the Company’s domestic enterprise management system and intangible assets.

(f)	Long-lived assets consist of property, plant and equipment and capital lease assets.

Notes to Consolidated Financial Statements — Continued
The Company has significant sales and long-lived assets in the following geographic areas:

	2006	2005	2004

Net external sales
United States	$291,242	$279,074	$264,722
Americas	64,928	59,400	49,560
Europe	314,287	298,692	286,935
Japan	86,982	89,757	83,243
Asia Pacific	134,782	105,256	86,990

Total net external sales	$892,221	$832,179	$771,450

Long-lived assets
United States	$78,368	$82,208	$83,171
Americas	1,627	1,615	1,329
Europe	15,699	15,398	15,979
Japan	2,635	3,079	3,559
Asia Pacific	7,086	6,006	3,908

Total long-lived assets	$105,415	$108,306	$107,946

A reconciliation of total segment operating income to total consolidated income before income taxes and discontinued operations is as follows:

	2006	2005	2004

Total profit for reportable segments	$147,615	$130,698	$118,586
Interest expense	(12,017)	(13,825)	(15,432)
Interest and investment income	1,867	1,826	1,192
Other-net	(1,031)	1,586	(2,685)

Consolidated income before income taxes and discontinued operations	$136,434	$120,285	$101,661

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2006	2005	2004

Total assets for reportable segments	$878,494	$818,479	$849,282
Customer advance payments	10,015	9,740	8,859
Net assets of discontinued operations	—	14,628	22,112
Eliminations	(65,619)	(52,430)	(39,705)

Total consolidated assets	$822,890	$790,417	$840,548

Notes to Consolidated Financial Statements — Continued
Note 18 — Goodwill and other intangible assets
Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required.
Changes in the carrying amount of goodwill for 2006 by operating segment are as follows:

	Adhesive	Advanced	Finishing
	Dispensing	Technology	and Coating	Total

Balance at October 30, 2005	$30,546	$297,414	$3,396	$331,356
Adjustment	(107)	—	—	(107)
Currency effect	332	284	50	666

Balance at October 31, 2006	$30,771	$297,698	$3,446	$331,915

The adjustment in the table above relates to write-off of goodwill associated with the sale of the Fiber Systems Group that is described in Note 3. The amount is based on the relative fair value of the disposed group.
Information regarding the Company’s intangible assets subject to amortization is as follows:

	October 31, 2006

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Core/developed technology	$2,788	$1,217	$1,571
Noncompete agreements	4,086	1,908	2,178
Patent costs	2,579	1,857	722
Other	5,039	4,640	399

Total	$14,492	$9,622	$4,870

	October 30, 2005

	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Core/developed technology	$2,788	$950	$1,838
Noncompete agreements	4,070	1,649	2,421
Patent costs	2,955	1,956	999
Other	6,422	5,827	595

Total	$16,235	$10,382	$5,853

At October 31, 2006, $3,936 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization. The amount at October 30, 2005, was $4,585.
Amortization expense for 2006 and 2005 was $1,026 and $1,128, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

2007	$1,146
2008	$1,068
2009	$749
2010	$639
2011	$446

Notes to Consolidated Financial Statements — Continued
Note 19 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth

2006:
Sales	$197,351	$227,840	$225,518	$241,512
Cost of sales	83,336	97,150	97,226	102,088
Net income (loss):
From continuing operations	17,553	24,046	26,590	29,478
From discontinued operations	(1,486)	(2,115)	(1,776)	(1,692)

Total net income	16,067	21,931	24,814	27,786
Net income per share — Basic:
Income from continuing operations	.53	.72	.79	.88
Loss from discontinued operations	(.04)	(.06)	(.05)	(.05)

Total net income per share	.49	.66	.74	.83
Net income per share — Diluted:
Income from continuing operations	.52	.70	.77	.87
Loss from discontinued operations	(.05)	(.06)	(.05)	(.05)

Total	.47	.64	.72	.82
2005:
Sales	$187,678	$204,912	$200,722	$238,867
Cost of sales	81,212	88,884	86,082	106,646
Net income (loss):
From continuing operations	15,599	19,056	20,561	29,294
From discontinued operations	(1,233)	(1,578)	(1,970)	(1,391)

Total net income	14,366	17,478	18,591	27,903
Net income per share — Basic:
Income from continuing operations	.43	.52	.57	.86
Loss from discontinued operations	(.03)	(.04)	(.06)	(.04)

Total net income per share	.40	.48	.51	.82
Net income per share — Diluted:
Income from continuing operations	.42	.51	.56	.84
Loss from discontinued operations	(.03)	(.04)	(.06)	(.04)

Total	.39	.47	.50	.80
In 2006, the Company’s quarters ended on the last calendar day of January, April, July and October. In 2005, the Company’s domestic operations reported results using four, 13-week quarters. International subsidiaries reported results using calendar quarters. The sum of the per-share amounts for the four quarters of 2006 and 2005 do not equal the annual per-share amounts because of the timing of stock repurchases.
Amounts for 2005 and the first three quarters of 2006 have been restated to reflect the discontinued operations of the Fiber Systems Group (see Note 3).
The Company recognized pretax severance and restructuring costs of $1,233, $942, $556 and ($104) in the first, second, third and fourth quarters, respectively, of 2006.

Notes to Consolidated Financial Statements — Continued

During the third quarter of 2006, the Company recorded $2,835 of expense for estimated remediation costs associated with an environmental claim at a New Richmond, Wisconsin, municipal landfill. Also, during the third quarter, $800 of interest income was recorded, which was associated with a tax refund of $3,100 that was also recognized in the quarter.

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

Also, in the third quarter of 2005, the Company determined that it would be able to reverse a valuation allowance on foreign tax credit carryovers, resulting in a $3,900 reduction in a deferred tax valuation allowance. The Company also determined that an increase in the provision for foreign and U.S. state income taxes was necessary, which resulted in additional income tax expense of $1,500. As a result of a change in the Ohio Tax Law, the Company also wrote down a deferred state income tax benefit of $500.

During the fourth quarter of 2005, the Company recognized pretax severance and restructuring costs of $875.

Note 20 — Guarantees

The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won 3,000,000 (approximately $3,184) secured by land and a building and expires on January 31, 2007. The other is a continuing guarantee for $3,300.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at October 31, 2006, was Euro 1,450 (approximately $1,850) and is declining ratably as semiannual principal payments are made by the customer. The Company has recorded $917 in accrued liabilities related to this guarantee. The recorded amount is being reduced as the customer makes payments.

Note 21 — Subsequent event

On December 14, 2006, the Company announced that it had acquired Dage Holdings Limited, a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, employs more than 200 people and had revenues of approximately $59,000 during the 12-month period ending October 31, 2006. The purchase price was approximately Great Britain Pounds 117,006 (approximately $230,000), subject to certain post-closing adjustments. Cash and existing lines of credit were used for the purchase.

Note 22 — Contingencies

The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, quarterly or annual operating results or cash flows.

Notes to Consolidated Financial Statements — Continued

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin, and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/ RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. The Company has committed and paid $943 towards completing the FS/ RI phase of the project.

The FS/ RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the WDNR. Approval is not anticipated to occur before the second quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company accrued $2,835 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. This amount is recorded in selling and administrative expenses.

The third quarter accrual brought the total liability balance to $2,970. Approximately $2,150 of the liability is classified as long-term, and is expected to be disbursed over the next 10 years. The remaining portion is included in accrued liabilities. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $2,600.

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

The European Union (“EU”) has adopted two Directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment (“WEEE”) Directive which directs EU Member States to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment provide for the financing of the collection, treatment, recovery and environmentally sound disposal of WEEE from products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. In accordance with the WEEE directive, the Company has identified and labeled its products that are affected by the regulations adopted by Member States. The Company also has developed a strategy to support recycling of the electrical and electronic equipment and has created a section on its Website to provide customers with information on how to return WEEE-labeled products for proper recycling.

The second of these Directives is the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). The RoHS Directive addresses the restriction on use of certain hazardous substances, such as mercury, lead, cadmium, and hexavalent cadmium in electrical and electronic equipment placed on the market after July 1, 2006. The Company has committed to design its future products to meet the standards established by the RoHS Directive.

Costs incurred in 2006 related to these Directives were not material.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006.

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2006.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of internal control over financial reporting of the Company as of October 31, 2006. This report is included herein.

/s/ Edward P. Campbell	/s/ Peter. S. Hellman

Chairman of the Board and Chief Executive Officer January 10, 2007	President, Chief Financial and Administrative Officer January 10, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nordson Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Report, that Nordson Corporation maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nordson Corporation maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2006 and October 30, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2006 of Nordson Corporation and our report dated January 10, 2007 expressed an unqualified opinion thereon.

Cleveland, Ohio

January 10, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Nordson Corporation
We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2006 and October 30, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) and (c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2006 and October 30, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 13 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Shared-Based Payment” applying the modified prospective transition method at the beginning of fiscal year 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nordson Corporation’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2007 expressed an unqualified opinion thereon.
Cleveland, Ohio
January 10, 2007

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management, with the participation of its principal executive officer (chairman and chief executive officer) and principal financial officer (president, chief financial and administrative officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2006. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2006 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

The Company incorporates herein by reference the information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders. Information regarding the Company’s Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

The Company has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on the Company’s Web site at http://www.nordson.com/ Corporate/ Governance/. The Company intends to satisfy its disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of the Company’s code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its Web site.
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the caption “Compensation of Directors,” and information pertaining to compensation of executive officers appearing under the captions “Summary Compensation Table,” “Option/ SAR Grants in Last Fiscal Year,” “Long-Term Incentive Compensation,” “Aggregated Option/ SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/ SAR Values,” “Salaried Employees’ Pension Plan,” and “Excess Defined Benefit Pension Plan, Excess Defined Contribution Retirement Plan, and Deferred Compensation Plan” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company incorporates herein by reference the information appearing under the caption “Ownership of Nordson Common Shares” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.
Equity Compensation Table
The following table sets forth information regarding the Company’s equity compensation plans in effect as of October 31, 2006.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	2,623	$28.80	1,169
Equity compensation plans not approved by security holders	—	—	—

Total	2,623	$28.80	1,169

The number of Common Shares available for grant of awards is 3 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

Item 13. Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under the caption “Agreements with Officers and Directors” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders. There are no other transactions that require disclosure pursuant to Item 404 of Regulation S-K.

William D. Ginn, a director of the Company, is a retired partner with the law firm of Thompson Hine LLP. Thompson Hine LLP has in the past provided and continues to provide legal services to the Company.

Item 14. Principal Accounting Fees and Services

The Company incorporates herein by reference the information appearing under the caption “Independent Auditors” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements

The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (c). Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2006.

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
Date: January 12, 2007

By: /s/ Peter S. Hellman

Peter S. Hellman
President, Chief Financial and
Administrative Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward P. Campbell Edward P. Campbell Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 12, 2007

/s/ Peter S. Hellman Peter S. Hellman Director, President, Chief Financial and Administrative Officer (Principal Financial Officer) (Principal Accounting Officer)	January 12, 2007

/s/ William W. Colville William W. Colville Director	January 12, 2007

/s/ William D. Ginn William D. Ginn Director	January 12, 2007

/s/ Stephen R. Hardis Stephen R. Hardis Director	January 12, 2007

/s/ Dr. David W. Ignat Dr. David W. Ignat Director	January 12, 2007

/s/ Joseph P. Keithley Joseph P. Keithley Director	January 12, 2007

/s/ William P. Madar William P. Madar Director	January 12, 2007

Signatures — Continued

/s/ MARY G. PUMA Mary G. Puma Director	January 12, 2007

/s/ WILLIAM L. ROBINSON William L. Robinson Director	January 12, 2007

/s/ BENEDICT P. ROSEN Benedict P. Rosen Director	January 12, 2007

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year

Allowance for Doubtful Accounts
Fiscal 2004	$4,225	1,282	1,538	187	$4,156
Fiscal 2005	$4,156	1,596	658	(50)	$5,044
Fiscal 2006	$5,044	219	1,775	177	$3,665
Inventory Obsolescence and Other Reserves
Fiscal 2004	$7,022	4,421	4,688	384	$7,139
Fiscal 2005	$7,139	2,896	2,770	(139)	$7,126
Fiscal 2006	$7,126	2,392	2,342	323	$7,499
Warranty Accrual
Fiscal 2004	$2,600	3,732	2,802	71	$3,601
Fiscal 2005	$3,601	4,090	3,575	(127)	$3,989
Fiscal 2006	$3,989	6,226	5,480	182	$4,917

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$200 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated October 19, 2004)
4-b	Second Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)
4-c	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies
(10)	Material Contracts
10-a	Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated November 8, 2004)*
10-b	Nordson Corporation Deferred Compensation Plan*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-1 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 28, 2001)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005) *
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-2 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-f to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004) *
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998*
10-g-1	Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 8, 2004)*

Index to Exhibits — Continued

Exhibit
Number	Description

10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-i	Stock Redemption Agreement between the Registrant and Russell L. Bauknight dated August 26, 2005 (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
10-j	Release of Claims Agreement between the Registrant and Mark G. Gacka (incorporated herein by reference to Exhibit 99 to Registrant’s Form 8-K dated September 13, 2005)
10-k	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-3 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-l	Stock Purchase Agreement between Geraint Rees and Others and Nordson Corporation (incorporated herein by reference to Exhibit 99.3(a) to Registrant’s Form 8-K dated December 19, 2006)
10-m	Stock Purchase Agreement between John Greasley, Nordson Corporation and Dage Holdings Limited (incorporated herein by reference to Exhibit 99.3(b) to Registrant’s Form 8-K dated December 19, 2006)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.