Form 10-Q
period 2007-01-31
NORDSON CORP
filed 2007-03-12
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2007: 33,684,328

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

Three months ended	January 31, 2007	January 31, 2006
(In thousands, except for per share data)
Sales	$203,875	$197,351

Operating costs and expenses:
Cost of sales	86,214	83,336
Selling and administrative expenses	89,395	82,390
Severance and restructuring costs	—	1,233

	175,609	166,959

Operating profit	28,266	30,392

Other income (expense):
Interest expense	(4,181)	(3,491)
Interest and investment income	367	184
Other — net	(1,069)	(705)

	(4,883)	(4,012)

Income before income taxes	23,383	26,380

Income taxes	7,826	8,827

Income from continuing operations	15,557	17,553

Loss from discontinued operations, net of income tax benefit of $683 for the three months ended January 31, 2006	—	(1,486)

Net income	$15,557	$16,067

Average common shares	33,383	33,002
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	734	845

Average common shares and common share equivalents	34,117	33,847

Basic earnings per share from continuing operations	$0.47	$0.53
Basic loss per share from discontinued operations	—	(0.04)

Total	$0.47	$0.49

Diluted earnings per share from continuing operations	$0.46	$0.52
Diluted loss per share from discontinued operations	—	(0.05)

Total	$0.46	$0.47

Dividends per share	$0.175	$0.165

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	January 31, 2007	October 31, 2006
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$29,778	$48,859
Marketable securities	9	9
Receivables	181,129	190,459
Inventories	114,096	83,688
Deferred income taxes	19,934	19,287
Prepaid expenses	7,848	5,002

Total current assets	352,794	347,304

Property, plant and equipment — net	113,774	105,415
Goodwill — net	505,988	331,915
Other intangible assets — net	50,737	8,806
Deferred income taxes	—	9,961
Other assets	19,748	19,489

	$1,043,041	$822,890

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$215,209	$15,898
Accounts payable	39,303	38,680
Current maturities of long-term debt	54,290	54,290
Other current liabilities	111,757	132,457

Total current liabilities	420,559	241,325

Long-term debt	47,130	47,130
Deferred income taxes	6,718	—
Other liabilities	117,921	103,907

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	217,098	210,690
Retained earnings	690,736	681,018
Accumulated other comprehensive loss	(10,584)	(12,518)
Common shares in treasury, at cost	(458,790)	(460,915)

Total shareholders’ equity	450,713	430,528

	$1,043,041	$822,890

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2007	January 31, 2006
(In thousands)

Cash flows from operating activities:
Net income	$15,557	$16,067
Less: Loss from discontinued operations	—	(1,486)

Income from continuing operations	15,557	17,553
Depreciation and amortization	6,093	5,518
Tax benefit from the exercise of stock options	(2,974)	(3,549)
Changes in operating assets and liabilities	(15,951)	1,225
Other	15,091	(1,928)
Net cash used by discontinued operations	—	(3,502)

Net cash provided by operating activities	17,816	15,317

Cash flows from investing activities:
Additions to property, plant and equipment	(8,654)	(4,540)
Proceeds from sale of property, plant and equipment	704	76
Purchase of business, net of cash acquired	(226,935)	—
Net cash used by discontinued operations	—	(67)

Net cash used in investing activities	(234,885)	(4,531)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	199,274	(5,107)
Repayment of long-term debt	—	(8,000)
Repayment of capital lease obligations	(1,391)	(1,344)
Issuance of common shares	5,389	12,352
Purchase of treasury shares	(2,112)	(1,914)
Tax benefit from the exercise of stock options	2,974	3,549
Dividends paid	(5,839)	(5,455)

Net cash provided by (used in) financing activities	198,295	(5,919)
Effect of exchange rate changes on cash	(307)	440
Effect of change in fiscal year-end for certain international subsidiaries	—	1,252

Increase (decrease) in cash and cash equivalents	(19,081)	6,559
Cash and cash equivalents:
Beginning of year	48,859	11,318

End of quarter	$29,778	$17,877

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2007
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 8, the Company sold its Fiber Systems Group on October 13, 2006, and its results of operations have been included in discontinued operations for 2006. Unless noted otherwise, disclosures reported in these financial statements and notes pertain to the Company’s continuing operations.

3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation or other services are those which can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets.

4.	Environmental Remediation Costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Accounting Changes. In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Company adopted this statement in 2007. The adoption had no effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for the Company as of October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company already complies with this requirement. As of October 31, 2006, the required adjustment to the Company’s balance sheet would increase the liability for pension and postretirement benefits by approximately $38 million, decrease intangible assets by approximately $4 million and increase accumulated other comprehensive loss by approximately $22 million on an after-tax basis. Since plan assets and obligations are measured on an annual basis as of the end of the fiscal year, the actual impact on the Company’s balance sheet will depend upon the factors affecting this measurement as of October 31, 2007. The adoption will not impact the consolidated results of operations or cash flows of the Company. The Company does not expect violations of any credit agreements as a result of adopting this new standard.

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

Nordson Corporation
7.	Acquisition. On December 14, 2006, the Company acquired Dage Holdings, Limited (Dage), a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, employs more than 200 people and had revenues of approximately $59 million during the 12-month period ending October 31, 2006. The purchase of Dage fits Nordson’s strategy of acquiring companies with above-average growth in markets currently served by Nordson companies. The purchase price was approximately $230 million, subject to certain post-closing adjustments. Cash and existing lines of credit were used for the purchase. The acquisition was accounted for as a purchase, with the acquired assets and liabilities recorded at their estimated fair values at the date of acquisition. The cost in excess of the net assets is included in goodwill. Operating results of Dage are included in the Consolidated Statement of Income from the date of acquisition in the Advanced Technology Systems segment.

The preliminary allocation of the purchase price and the estimated goodwill are shown in the table below. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of an independent appraisal of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities, the completion of integration plans and the final determination of the related deferred tax assets and liabilities.

Estimated fair market values:
Assets acquired	$47,991
Liabilities assumed	(33,638)
Intangible assets subject to amortization	32,426
Intangible assets not subject to amortization	9,561
Goodwill	173,817

Purchase price	230,157
Less cash acquired	(3,222)

Net cash paid	$226,935

The intangible assets subject to amortization include customer relationships and patents and will be amortized over 10 to 15 years. The intangible assets not subject to amortization consist primarily of trademarks and trade names.

Nordson Corporation
Pro Forma Financial Information
The following unaudited pro forma financial information for the three months ended January 31, 2007 and January 31, 2006 assumes the acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of Dage been effected on the date indicated, nor are they necessarily indicative of the Company’s future results of operations.

Three months ended	January 31, 2007	January 31, 2006
(In thousands, except for per share data)
Sales	$209,827	$210,293
Net income from continuing operations	$13,646	$14,444
Basic earnings per share from continuing operations	$0.41	$0.44
Diluted earnings per share from continuing operations	$0.40	$0.43
8.	Discontinued Operations. On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer, Inc. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statement of Income and Consolidated Statement of Cash Flows. Sales of the Fiber Systems Group were $101,000 in the three months ended January 31, 2006.

In 2006, the Company recorded severance expense of $699,000 related to 27 employees of the Fiber Systems Group that were not hired by Saurer, Inc. Cash disbursements of $508,000 were made in the three months ended January 31, 2007. The remaining balance of $191,000 is expected to be paid in the second quarter of 2007.

9.	Inventories. Inventories consisted of the following:

	January 31, 2007	October 31, 2006
(In thousands)
Finished goods	$64,976	$41,757
Work-in-process	15,956	10,904
Raw materials and finished parts	50,530	47,392

	131,462	100,053
Obsolescence and other reserves	(9,542)	(7,499)
LIFO reserve	(7,824)	(8,866)

	$114,096	$83,688

Nordson Corporation
17.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the three months ended January 31, 2007 by operating segment are as follows:

	Adhesive	Advanced
	Dispensing	Technology	Finishing and
	Systems	Systems	Coating Systems	Total
(In thousands)

Balance at October 31, 2006	$30,771	$297,698	$3,446	$331,915
Acquisition of Dage Holdings, Limited	—	173,817	—	173,817
Currency effect	115	112	29	256

Balance at January 31, 2007	$30,886	$471,627	$3,475	$505,988

Information regarding the Company’s intangible assets subject to amortization is as follows:

	January 31, 2007
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)

Patent Costs	$20,159	$2,082	$18,077
Customer Relationships	15,104	201	14,903
Non-Compete Agreements	4,092	2,006	2,086
Core/Developed Technology	2,788	1,243	1,545
Other	5,794	5,181	613

Total	$47,937	$10,713	$37,224

	October 31, 2006
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)

Patent Costs	$2,579	$1,857	$722
Non-Compete Agreements	4,086	1,908	2,178
Core/Developed Technology	2,788	1,217	1,571
Other	5,039	4,640	399

Total	$14,492	$9,622	$4,870

At January 31, 2007 and October 31, 2006, there were intangible assets of $3,936,000 not subject to amortization related to a minimum pension liability for the Company’s pension plans. At January 31, 2007, $9,577,000 of trademark intangible assets arising from the acquisition of Dage Holdings, Limited were not subject to amortization.

Amortization expense for the three months ended January 31, 2007 and January 31, 2006 was $550,000 and $256,000, respectively.

Nordson Corporation
11.	Comprehensive income. Comprehensive income for the three months ended January 31, 2007 and January 31, 2006 is as follows:

	January 31, 2007	January 31, 2006

(In thousands)
Net income	$15,557	$16,067
Foreign currency translation adjustments	1,934	1,095

Comprehensive income	$17,491	$17,162

Accumulated other comprehensive loss at January 31, 2007 consisted of net foreign currency translation adjustment credits of $16,708,000 offset by $27,292,000 of minimum pension liability adjustments. At January 31, 2006 it consisted of net foreign currency translation adjustment credits of $7,176,000 offset by $31,964,000 of minimum pension liability adjustments. Activity for the three months ended January 31, 2007 and January 31, 2006 is as follows:

	January 31, 2007	January 31, 2006

(In thousands)
Beginning balance	$(12,518)	$(25,883)
Current-period change	1,934	1,095

Ending balance	$(10,584)	$(24,788)

12.	Stock-Based Compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, nonvested stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

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

The Company recognized compensation expense of $904,000 in the three months ended January 31, 2007, and $982,000 in the three months ended January 31, 2006.

Nordson Corporation
Following is a summary of the Company’s stock options for the three months ended January 31, 2007:

		Weighted-Average
	Number of	Exercise Price Per	Aggregate Intrinsic	Weighted Average
(In thousands, except for per share data)	Options	Share	Value	Remaining Term

Outstanding at October 31, 2006	2,623	$28.80
Granted	240	$48.83
Exercised	(427)	$26.98
Forfeited or expired	(40)	$31.96

Outstanding at January 31, 2007	2,396	$31.07	$49,474	6.2 years

Vested or expected to vest at January 31, 2007	2,332	$30.81	$48,764	6.1 years

Exercisable at January 31, 2007	1,650	$27.22	$40,436	5.2 years

As of January 31, 2007, there was $8,105,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2007	January 31, 2006

Expected volatility	.276-.285	.276-.282
Expected dividend yield	1.56-1.63%	1.88-2.00%
Risk-free interest rate	4.44-4.57%	4.44-4.59%
Expected life of the option (in years)	5.6-7.6	5.6-8.8
The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2007 options were .281 and 1.60%, respectively. The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2006 options were ..278 and 1.92%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the first three months of 2007 and 2006 was $15.59 and $11.81, respectively. The total intrinsic value of options exercised during the first three months of 2007 and 2006 was $9,853,000 and $12,501,000, respectively.
Cash received from the exercise of stock options was $5,389,000 for the three months ended January 31, 2007 and $12,352,000 for the three months ended January 31, 2006. The tax benefit realized from tax deductions from exercises was $2,974,000 for the three months ended January 31, 2007 and $3,549,000 for the three months ended January 31, 2006.

Nordson Corporation
     Nonvested Stock
The Company may grant nonvested stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (currently six months to five years) defined at the date of grant and are to be returned to the Company if the recipient’s employment terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value.
The following table summarizes activity related to nonvested stock during the three months ended January 31, 2007:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2006	124	$34.38
Granted	7	$48.78
Vested	(9)	$31.45
Forfeited	(3)	$33.43

Nonvested at January 31, 2007	119	$35.54

As of January 31, 2007, there was approximately $1,992,000 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.5 years. The amount charged to expense related to nonvested stock was $317,000 in the three months ended January 31, 2007 and $458,000 in the three months ended January 31, 2006.
     Directors Deferred Compensation
Non-employee directors may defer all or part of their fees until retirement. The fees may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities, and deferred stock equivalent units are recorded as capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.
The following is a summary of the activity during the three months ended January 31, 2007:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2006	141	$24.35
Granted	1	$51.72
Dividend equivalents	1	$50.48
Distributions	(4)	$20.18

Outstanding at January 31, 2007	139	$24.84

The amount charged to expense related to this plan was $92,000 in the three months ended January 31, 2007, and $80,000 in the three months ended January 31, 2006.

Nordson Corporation

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

	For the 2005-2007 performance period, awards will be settled in cash based upon the share price of the Company’s Common Shares at a predetermined date subsequent to the end of the three-year performance period. Over the three-year performance period, costs are accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The accruals for this performance period are classified as liabilities.

	For the 2006-2008 and the 2007-2009 performance periods, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of the Company’s Common Stock at the dates of grant. These values were $46.74 and $46.88 per share for the executive officer group and the selected other employees group, respectively, for fiscal year 2007. The values were $37.05 and $36.56 per share for the executive officer group and the selected other employees group, respectively, for fiscal year 2006. The amount charged to expense related to the LTIP for these performance periods was $909,000 in the three months ended January 31, 2007, and $315,000 in the three months ended January 31, 2006. The cumulative amount recorded in shareholders’ equity at January 31, 2007 was $2,498,000.

13.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

	Following is a reconciliation of the product warranty liability for the first three months of 2007 and 2006:

	Three months ended	January 31, 2007	January 31, 2006

	(In thousands)
	Beginning balance	$4,917	$3,989
	Dage warranties assumed	398	—
	Accruals for warranties	1,325	1,445
	Warranty payments	(1,411)	(1,052)
	Currency effect	64	29

	Ending balance	$5,293	$4,411

Nordson Corporation
14.	Non-recurring charges. During 2005 and 2006, the Company recorded severance and restructuring costs related to actions taken in the adhesive dispensing segment and the finishing and coating segment. The following table summarizes activity in the severance and restructuring accruals during the three months ended January 31, 2007:

	Adhesive
	Dispensing	Finishing and
	Systems	Coating Systems	Total

(In thousands)
Accrual balance at October 31, 2006	$31	$49	$80
Adjustments to accrual	—	(1)	(1)
Payments	(8)	(48)	(56)

Accrual balance at January 31, 2007	$23	$—	$23

15.	Operating segments. The Company conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Finishing and Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Operating profit for the three months ended January 31, 2006 has been reclassified to reflect the allocation of stock option expense from Corporate to the business segments, in order to be consistent with 2007. Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2006.

The Company’s products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor, life sciences and other diverse industries. The Company sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

	Adhesive	Advanced
	Dispensing	Technology	Finishing and
	Systems	Systems	Coating Systems	Corporate	Total

(In thousands)
Three months ended January 31, 2007
Net external sales	$114,378	$59,681	$29,816	$—	$203,875
Operating profit	22,428	148	8,235	(2,545)	28,266

Three months ended January 31, 2006
Net external sales	$113,447	$51,754	$32,150	$—	$197,351
Operating profit	23,425	10,996	(978)	(3,051)	30,392

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2007	January 31, 2006
(In thousands)
Total profit for reportable segments	$28,266	$30,392
Interest expense	(4,181)	(3,491)
Interest and investment income	367	184
Other-net	(1,069)	(705)

Consolidated income before income taxes and discontinued operations	$23,383	$26,380

The Company has significant sales in the following geographic regions:

Three months ended	January 31, 2007	January 31, 2006
(In thousands)
United States	$64,291	$66,152
Americas	14,796	15,712
Europe	76,842	70,205
Japan	17,103	18,819
Asia Pacific	30,843	26,463

Total net external sales	$203,875	$197,351

The increase in total assets from October 31, 2006 to January 31, 2007 is primarily due to goodwill and other intangible assets. These assets are included in the Corporate segment.
16.	Pension and other postretirement plans. The components of net periodic pension cost for 2007 as compared with 2006 were:

	U.S.		International
Three months ended	2007	2006	2007	2006
(In thousands)
Service cost	$1,277	$1,356	$440	$376
Interest cost	2,332	2,301	533	348
Expected return on plan assets	(2,421)	(2,261)	(318)	(200)
Amortization of prior service cost	137	123	10	7
Recognized net actuarial loss	743	882	117	94

Total benefit cost	$2,068	$2,401	$782	$625

The Company’s contributions to pension plans in fiscal 2007 is now estimated to be approximately $10.2 million, compared to the previous estimate of $14.0 million disclosed in the Company’s 2006 10-K.

Nordson Corporation
The components of other postretirement benefits for 2007 as compared with 2006 were:

	U.S.		International
Three months ended	2007	2006	2007	2006
(In thousands)
Service cost	$350	$312	$11	$—
Interest cost	665	558	10	—
Amortization of prior service cost	(181)	(181)	—	—
Recognized net actuarial loss	330	411	2	—

Total benefit cost	$1,164	$1,100	$23	$—

17.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

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

The 2006 accrual brought the total liability balance to $2,970,000. Approximately $2,150,000 of the liability is classified as long-term, and is expected to be disbursed over the next 10 years. The remaining portion is included in accrued liabilities. The recorded amount is the Company’s best estimate of its obligation, however, management has estimated that it is reasonably possible that additional costs of $2,600,000 could be incurred. Factors that could affect the estimate include the results of future testing, the ultimate remediation required and changes in regulations. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

Nordson Corporation
18.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,186,000) secured by land and building and expires on January 31, 2008. The other is a continuing guarantee for $3,300,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at January 31, 2007 was Euro 1,400,000 (approximately $1,825,000) and is declining ratably as semi-annual principal payments are made by the customer. The Company has recorded $885,000 in other current liabilities related to this guarantee. The recorded amount is being reduced as the customer makes payments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations Sales

Worldwide sales for the three months ended January 31, 2007 were $203.9 million, a 3.3% increase from sales of $197.4 million for the comparable period of 2006. The December 14, 2006 acquisition of Dage Holdings, Limited and favorable currency translation rates each contributed approximately 3.3% to the increase in sales, offsetting a 3.4% decline in organic sales volume.

Sales of the Company’s Adhesive Dispensing Systems segment increased 0.8% in 2007 from 2006. Volume decreases of 3.4% were offset by favorable currency effects that increased sales by 4.2%. The decline in sales volume in 2007 can be traced a general economic decline as evidenced by lower system sales in several geographic regions and lower parts sales in the United States. Advanced Technology Systems segment sales were up 15.3% from 2006, with the Dage acquisition generating a volume increase of 12.8%. Core businesses contributed an additional 0.8%, and favorable currency translation rates contributed 1.7%. Within this segment, sales were impacted by weakness in the Asia Pacific region associated with several key customers. Increased sales of the EFD business were offset by decreases in Asymtek, March and UV Curing. Sales of the Finishing and Coating Systems segment were down 7.3% from the prior year, with volume decreases of 9.9% offset by currency effects of 2.6%. The sales volume decrease can be traced to lower system sales across all geographic regions.

On a geographic basis, first quarter sales volume was up 14.3% in the Asia Pacific region and 0.9% in Europe, while volume decreased 8.5% in Japan, 5.6% in the Americas region and 2.8% in the U.S.

Nordson Corporation
     Operating Profit
Cost of sales for the three months ended January 31, 2007 were $86.2 million, up from $83.3 million in 2006, primarily due to the sales increase. The gross margin percentage was 57.7% for the three months ended January 31, 2007, compared to 57.8% for the comparable period of 2006. The 2007 percentage was negatively impacted by 0.6% for purchase accounting adjustments related to the Dage acquisition. Favorable currency effects increased the gross margin rate by 0.3%.
Selling and administrative expenses in 2007 were $89.4 million, up $7.0 million, or 8.5%, from 2006 expenses of $82.4 million, excluding severance and restructuring costs. The increase was largely due to the Dage acquisition and to currency translation effects that increased selling and administrative costs by 3.0%. Excluding Dage and currency translation effects, selling and administrative expenses increased 1.6%. Annual compensation increases and higher employee benefit costs also contributed to the increase. Selling and administrative expenses as a percent of sales increased to 43.8% in 2007 from 41.7% for the first three months of 2006.
Operating profit as a percentage of sales was 13.9% in the first three months of 2007, down from 15.4% in 2006. Operating profit as a percent of sales for the Adhesive Dispensing Systems segment decreased from 20.6% in 2006 to 19.6% in 2007, primarily due to sales volume decreases. For the Advanced Technology Systems segment, operating profit as a percent of sales decreased from 21.2% in 2006 to 13.8% in 2007. The operating profit of this segment was impacted by the impact of purchase price accounting adjustments related to the Dage acquisition and by lower core sales volume. The Finishing and Coating Systems segment generated a small operating profit in 2007, compared to an operating loss in 2006. The prior year was impacted by severance and restructuring costs of $1.2 million.
     Net Income
Interest expense for the three months ended January 31, 2007 was $4.2 million, up from $3.5 million for the three months ended January 31, 2006 due to borrowings related to the December 14, 2006 acquisition of Dage Holdings, Limited. Foreign exchange losses of $932,000 in 2007 and $707,000 in 2006 were largely responsible for the other expense amounts in those respective years.
The Company’s effective tax rate was 33.5% in the first three months of 2007 and 2006. The 2007 rate included a discrete item of $300,000 for the effect of the Tax Relief and Health Care Act of 2006, which was signed into law in the first quarter and provided retroactive reinstatement of a research credit.
Net income from continuing operations for the three months ended January 31, 2007 was $15.6 million, or $.46 per share on a diluted basis, compared to $17.6 million or $.52 per share on a diluted basis in 2006. This represents an 11% decrease in net income and a 12% decrease in earnings per share, including purchase accounting adjustments. Net income for 2006, including the effect of discontinued operations, was $16.1 million, or $.47 per diluted share.

Nordson Corporation
     Foreign Currency Effects
In the aggregate, average exchange rates for the three months ended January 31, 2007 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2006 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended January 31, 2007 were translated at exchange rates in effect during the same period of 2006, sales would have been approximately $6.5 million lower while third-party costs and expenses would have been approximately $4.5 million lower.
     Financial Condition
In December 2006, cash of $226.9 million was used for the purchase of Dage Holdings, Limited. Existing lines of credit and cash were used for the purchase. This transaction was the primary reason for the decrease in cash and cash equivalents of $19.1 million during the three months ended January 31, 2007. Other sources were cash provided by operations of $17.8 million and cash of $5.4 million that was generated by the exercise of stock options. Other uses of cash were dividend payments of $5.8 million and capital expenditures of $8.7 million. Included in the capital expenditure amount is $5.1 million for the purchase of a building for the EFD business. It is expected that the buildings currently occupied will be sold during the second quarter.
The Company has various lines of credit with both domestic and foreign banks, including a facility with a group of banks that expires in 2009. This facility was increased from $200 million to $300 million on December 8, 2006, and may be increased to $400 million under certain conditions. At January 31, 2007, there were $200 million of outstanding borrowings under this facility. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
Receivables decreased and inventories increased as a result of the traditionally lower level of business activity in the Company’s first fiscal quarter compared to its fourth fiscal quarter. The increase in prepaid expenses relates largely to annual insurance premiums paid in the first quarter of the year. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter. Other long-term liabilities increased largely due to higher deferred compensation.
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
Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2006. During the first quarter of 2007 there were no material changes in these policies.

Nordson Corporation
Outlook
Sales volume for the second quarter of 2007 is expected to increase 5% to 9% compared to the second quarter of 2006. The effect of the weaker U.S. dollar should increase reported sales by about 2%, resulting in a 7% to 11% increase in sales. The increase reflects the acquisition of Dage. Gross margins for the second quarter are estimated to be 55% to 56%, including the impact of purchase accounting adjustments related to the Dage acquisition. Operating expenses should be approximately 40.5% to 41.0% of sales. Earnings per share are expected to be in the range of $.62 to $.73 for the three months ended April 30, 2007. This amount includes $.06 per share from the sale of real estate.
Safe Harbor Statements Under The Private Securities Litigation Reform Act Of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements may also appear in press or earnings releases and conference calls and relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which Nordson Corporation operates and the U.S. and global economies. Statements in this 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” as well as the use of the future tense and similar words or phrases.
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
The Company may, from time to time, post financial or other information on its Web site, http://www.nordson.com/Investors/. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its Web site into this Report.
Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in the Company’s 10-K for the year ended October 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on January 12, 2007. The information disclosed has not changed materially in the interim period since October 31, 2006.

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management with the participation of its principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President, Chief Financial and Administrative Officer) has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2007. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin, and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. The Company has committed and paid $943 towards completing the FS/RI phase of the project.
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
The 2006 accrual brought the total liability balance to $2,970,000. Approximately $2,150,000 of the liability is classified as long-term, and is expected to be disbursed over the next 10 years. The remaining portion is included in accrued liabilities. The recorded amount is the Company’s best estimate of its obligation, however, management has estimated that it is reasonably possible that additional costs of $2,600,000 could be incurred. Factors that could affect the estimate include the results of future testing, the ultimate remediation required and changes in regulations. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

Nordson Corporation
ITEM 1A. RISK FACTORS
Information regarding the Company’s risk factors was disclosed in Form 10-K filed by the Company on January 12, 2007. The information disclosed has not changed materially in the interim period since October 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2006, the Board of Directors authorized the Company to repurchase up to one million shares of the Company’s common stock on the open market or in privately negotiated transactions. Expected uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. No shares have been purchased under this program or otherwise.
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

Date: March 12, 2007	Nordson Corporation
	By:	/s/ PETER S. HELLMAN
Peter S. Hellman
President, Chief Financial and Administrative Officer (Principal Financial Officer)