Form 10-Q
period 2007-04-30
NORDSON CORP
filed 2007-06-08
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of April 30, 2007: 33,677,554

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
(In thousands, except for per share data)
Sales	$241,293	$227,840	$445,168	$425,191
Operating costs and expenses:
Cost of sales	109,419	97,150	195,633	180,486
Selling and administrative expenses	97,442	90,594	186,837	172,984
Severance and restructuring costs	55	942	55	2,175

	206,916	188,686	382,525	355,645

Operating profit	34,377	39,154	62,643	69,546
Other income (expense):
Interest expense	(5,222)	(3,313)	(9,403)	(6,804)
Interest and investment income	219	280	586	464
Other — net	2,779	17	1,710	(688)

	(2,224)	(3,016)	(7,107)	(7,028)

Income before income taxes	32,153	36,138	55,536	62,518

Income taxes	11,173	12,092	18,999	20,919

Income from continuing operations	20,980	24,046	36,537	41,599

Loss from discontinued operations, net of income tax benefit of $973 for the three months ended April 30, 2006 and $1,656 for the six months ended April 30, 2006	—	(2,115)	—	(3,601)

Net income	$20,980	$21,931	$36,537	$37,998

Average common shares	33,572	33,437	33,475	33,215
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	574	921	655	883

Average common shares and common share equivalents	34,146	34,358	34,130	34,098

Basic earnings per share from continuing operations	$0.62	$0.72	$1.09	$1.25
Basic loss per share from discontinued operations	—	(0.06)	—	(0.11)

Total	$0.62	$0.66	$1.09	$1.14

Diluted earnings per share from continuing operations	$0.61	$0.70	$1.07	$1.22
Diluted loss per share from discontinued operations	—	(0.06)	—	(0.11)

Total	$0.61	$0.64	$1.07	$1.11

Dividends per share	$0.175	$0.165	$0.35	$0.33

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	April 30, 2007	October 31, 2006
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$28,057	$48,859
Marketable securities	10	9
Receivables	206,389	190,459
Inventories	112,723	83,688
Deferred income taxes	20,586	19,287
Prepaid expenses	8,127	5,002

Total current assets	375,892	347,304

Property, plant and equipment — net	117,424	105,415
Goodwill — net	562,318	331,915
Other intangible assets — net	51,212	8,806
Deferred income taxes	—	9,961
Other assets	20,180	19,489

	$1,127,026	$822,890

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$256,729	$15,898
Accounts payable	40,077	38,680
Current maturities of long-term debt	54,290	54,290
Other current liabilities	126,803	132,457

Total current liabilities	477,899	241,325

Long-term debt	47,130	47,130
Deferred income taxes	6,383	—
Other liabilities	119,684	103,907

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	219,031	210,690
Retained earnings	705,838	681,018
Accumulated other comprehensive loss	(1,601)	(12,518)
Common shares in treasury, at cost	(459,591)	(460,915)

Total shareholders’ equity	475,930	430,528

	$1,127,026	$822,890

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2007	April 30, 2006
(In thousands)
Cash flows from operating activities:
Net income	$36,537	$37,998
Less: Loss from discontinued operations	—	(3,601)

Income from continuing operations	36,537	41,599
Depreciation and amortization	12,729	11,198
Tax benefit from the exercise of stock options	(3,112)	(6,189)
Changes in operating assets and liabilities	(10,375)	(6,109)
Other	11,811	3,435
Net cash used by discontinued operations	—	(4,188)

Net cash provided by operating activities	47,590	39,746

Cash flows from investing activities:
Additions to property, plant and equipment	(19,219)	(7,603)
Proceeds from sale of property, plant and equipment	800	726
Purchases of business, net of cash acquired	(282,135)	—
Proceeds from sale of marketable securities	—	200
Net cash used by discontinued operations	—	(77)

Net cash used in investing activities	(300,554)	(6,754)

Cash flows from financing activities:
Net proceeds from short-term borrowings	269,336	8,554
Net repayment of short-term borrowings	(28,888)	(11,377)
Repayment of long-term debt	—	(8,000)
Repayment of capital lease obligations	(2,782)	(2,689)
Issuance of common shares	5,829	19,636
Purchase of treasury shares	(3,461)	(3,932)
Tax benefit from the exercise of stock options	3,112	6,189
Dividends paid	(11,717)	(10,963)

Net cash provided by (used in) financing activities	231,429	(2,582)
Effect of exchange rate changes on cash	733	1,014
Effect of change in fiscal year-end for certain international subsidiaries	—	1,252

Increase (decrease) in cash and cash equivalents	(20,802)	32,676
Cash and cash equivalents:
Beginning of year	48,859	11,318

End of quarter	$28,057	$43,994

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2007
1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

As discussed in Note 8, the Company sold its Fiber Systems Group on October 13, 2006, and its results of operations have been included in discontinued operations for 2006. Unless noted otherwise, disclosures reported in these financial statements and notes pertain to the Company’s continuing operations.

3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon transfer of ownership. Inconsequential installation or other services are those which can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue in the accompanying balance sheets. The remaining revenues are recognized upon delivery.

4.	Environmental Remediation Costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Accounting Changes. In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” Statement No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Company adopted this statement in 2007, and the adoption had no effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. The Company must adopt FIN 48 in fiscal 2008 and has not yet determined the impact of adoption on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its results of operations or financial position.

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

Nordson Corporation
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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The Company must adopt FAS 159 in fiscal 2009 and has not yet determined the impact of adoption on its results of operations or financial position.

7.	Acquisitions. On December 14, 2006, the Company acquired 100 percent of the outstanding shares of Dage Holdings, Limited (Dage), a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, employs more than 200 people and had revenues of approximately $59 million during the 12-month period ending October 31, 2006. The purchase of Dage fits Nordson’s strategy of acquiring companies with above-average growth in markets currently served by Nordson companies. Cash and existing lines of credit were used for the purchase.

The allocation of the purchase price and the estimated goodwill are shown in the table below.

Estimated fair market values:
Assets acquired	$47,596
Liabilities assumed	(33,882)
Intangible assets subject to amortization	32,105
Intangible assets not subject to amortization	9,651
Goodwill	174,902

Purchase price	230,372
Less cash acquired	(3,222)

Net cash paid	$227,150

The intangible assets subject to amortization include customer relationships and patents and will be amortized over 10 to 15 years. The intangible assets not subject to amortization consist primarily of trademarks and trade names.

Nordson Corporation
Pro Forma Financial Information

The following unaudited pro forma financial information for the three and six months ended April 30, 2007 and April 30, 2006 assumes the acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of Dage been effected on the date indicated, nor are they necessarily indicative of the Company’s future results of operations.

Three months ended	April 30, 2007	April 30, 2006
(In thousands, except for per share data)
Sales	$241,293	$243,108
Net income from continuing operations	$20,980	$21,138
Basic earnings per share from continuing operations	$0.62	$0.63
Diluted earnings per share from continuing operations	$0.61	$0.61

Six months ended	April 30, 2007	April 30, 2006
(In thousands, except for per share data)
Sales	$451,120	$453,401
Net income from continuing operations	$34,626	$35,582
Basic earnings per share from continuing operations	$1.03	$1.07
Diluted earnings per share from continuing operations	$1.01	$1.04
Other Acquisitions

On April 2, 2007, the Company acquired 100 percent of the partnership interest of PICO Dosiertechnik GmbH & Co. KG and 100 percent of the outstanding shares of PICO Dostec GmbH (PICO), a leading manufacturer of piezoelectric technology dispensing systems, which dispense adhesives and other performance materials at very high speeds in an extremely accurate manner. Pico’s products are used predominately in the electronics, medical device, packaging, pharmaceutical, food, chemical and automotive industries. PICO, headquartered near Munich, Germany, employs 11 people. It will become part of Nordson’s Asymtek subsidiary.

On April 30, 2007, the Company acquired 100 percent of the outstanding shares of YESTech, Inc., a leading provider of Automated Optical Inspection (AOI) and X-Ray inspection systems used in the production of printed circuit board assemblies and semiconductor packages. YESTech will be integrated into Nordson’s Dage Holdings subsidiary, which manufacturers bond testing and digital X-Ray inspection systems. The addition of AOI systems will expand Nordson’s test and measurement capabilities. YESTech, headquartered in San Clemente, California, employs 23 people.

PICO and YESTech had combined revenues of approximately $20 million in 2006. The combined purchase price was $57 million, subject to certain post-closing adjustments. Initial goodwill of $55 million associated with these acquisitions was recorded. The purchase price allocations are preliminary and a final determination of required purchase accounting adjustments will be made based upon independent appraisals of the fair value of related long-lived tangible and intangible assets, the determination of the fair value of certain other acquired assets and liabilities and the final determination of the related deferred tax assets and liabilities. Assuming these acquisitions had taken place at the beginning of 2006, proforma results for the three and six months ended April 30, 2007 and April 30, 2006 would not have been materially different.

Nordson Corporation
All 2007 acquisitions were accounted for as purchases, with the acquired assets and liabilities recorded at their estimated fair values at the dates of acquisition. Costs in excess of net assets acquired are included in goodwill. Operating results from the dates of acquisition are included in the Condensed Consolidated Statement of Income within the Advanced Technology Systems segment.
8.	Discontinued Operations. On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer, Inc. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statement of Income and Consolidated Statement of Cash Flows. Sales of the Fiber Systems Group were $3,990,000 and $4,091,000 in the three and six-month periods, respectively, ended April 30, 2006.

In 2006, the Company recorded severance expense of $699,000 related to 27 employees of the Fiber Systems Group that were not hired by Saurer, Inc. Cash disbursements of $660,000 were made in the six months ended April 30, 2007. The remaining balance of $39,000 is expected to be paid in the third quarter of 2007.
9.	Inventories. Inventories consisted of the following:

	April 30, 2007	October 31, 2006
(In thousands)
Finished goods	$63,908	$41,757
Work-in-process	14,486	10,904
Raw materials and finished parts	52,141	47,392

	130,535	100,053
Obsolescence and valuation reserves	(9,979)	(7,499)
LIFO reserve	(7,833)	(8,866)

	$112,723	$83,688

10.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2007 by operating segment are as follows:

	Adhesive	Advanced	Finishing and
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Total
(In thousands)
Balance at October 31, 2006	$30,771	$297,698	$3,446	$331,915
Acquisitions	—	229,783	—	229,783
Currency effect	381	180	59	620

Balance at April 30, 2007	$31,152	$527,661	$3,505	$562,318

Nordson Corporation
Information regarding the Company’s intangible assets subject to amortization is as follows:

	April 30, 2007
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$20,486	$2,471	$18,015
Customer relationships	15,043	453	14,590
Non-compete agreements	5,290	2,143	3,147
Core/developed technology	2,788	1,302	1,486
Other	5,112	4,912	200

Total	$48,719	$11,281	$37,438

	October 31, 2006
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$2,579	$1,857	$722
Non-compete agreements	4,086	1,908	2,178
Core/developed technology	2,788	1,217	1,571
Other	5,039	4,640	399

Total	$14,492	$9,622	$4,870

At April 30, 2007 and October 31, 2006, $3,936,000 of intangible assets related to a minimum pension liability for the Company’s pension plans was not subject to amortization. At April 30, 2007, $9,838,000 of trademark intangible assets arising from the acquisition of Dage Holdings, Limited was not subject to amortization.

Amortization expense for the three months ended April 30, 2007 and April 30, 2006 was $835,000 and $262,000, respectively. Amortization expense for the six months ended April 30, 2007 and April 30, 2006 was $1,385,000 and $518,000, respectively.

Nordson Corporation
11.	Comprehensive income. Comprehensive income for the three and six-month periods ended April 30, 2007 and April 30, 2006 is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
(In thousands)
Net income	$20,980	$21,931	$36,537	$37,998
Foreign currency translation adjustments	8,983	6,029	10,917	7,124

Comprehensive income	$29,963	$27,960	$47,454	$45,122

Accumulated other comprehensive loss at April 30, 2007 consisted of net foreign currency translation adjustment credits of $25,691,000 offset by $27,292,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at April 30, 2006 consisted of net foreign currency translation adjustment credits of $13,205,000 offset by $31,964,000 of minimum pension liability adjustments.

Changes in accumulated other comprehensive loss for the first six months of 2007 and 2006 are as follows:

	April 30, 2007	April 30, 2006
(In thousands)
Beginning balance	$(12,518)	$(25,883)
Current-period change	10,917	7,124

Ending balance	($1,601)	($18,759)

12.	Stock-Based Compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, nonvested stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.5 percent of the number of Common Shares outstanding as of the first day of the fiscal year.

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

The Company recognized compensation expense related to stock options of $888,000 in the three months ended April 30, 2007, and $1,003,000 in the three months ended April 30, 2006. Amounts for the six months ended April 30, 2007 and April 30, 2006, were $1,793,000 and $1,985,000, respectively.

Nordson Corporation
Following is a summary of the Company’s stock options for the six months ended April 30, 2007:

				Weighted
		Weighted-Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Remaining
(In thousands, except for per share data)	Options	Share	Value	Term

Outstanding at October 31, 2006	2,623	$28.80
Granted	252	$49.16
Exercised	(444)	$26.95
Forfeited or expired	(40)	$32.00

Outstanding at April 30, 2007	2,391	$31.24	$35,726	6.0 years

Vested at April 30, 2007 or expected to vest	2,326	$30.97	$35,322	5.9 years

Exercisable at April 30, 2007	1,633	$27.23	$30,365	4.9 years

As of April 30, 2007, there was approximately $7,477,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2007	April 30, 2006

Expected volatility	.280–.285	.276–.282
Expected dividend yield	1.48–1.64%	1.88–2.00%
Risk-free interest rate	4.44–4.67%	4.44–4.59%
Expected life of the option (in years)	5.5–7.8	5.6–8.8
The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2007 options were .283 and 1.60%, respectively. The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2006 options were ..278 and 1.92%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the first six months of 2007 and 2006 was $15.78 and $11.81, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2007 and April 30, 2006 was $492,000 and $8,182,000, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2007 and April 30, 2006 was $10,344,000 and $20,683,000, respectively.

Cash received from the exercise of stock options was $5,829,000 for the six months ended April 30, 2007 and $19,636,000 for the six months ended April 30, 2006. The tax benefit realized from tax deductions from exercises was $3,112,000 for the first six months of 2007 and $6,189,000 for the first six months of 2006.

Nordson Corporation
Nonvested Stock

The Company may grant nonvested stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (currently six months to five years) defined at the date of grant and are to be returned to the Company if the recipient’s employment or service terminates during the restriction period. As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to nonvested stock during the six months ended April 30, 2007:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2006	124	$34.38
Granted	7	$48.78
Vested	(10)	$32.01
Forfeited	(3)	$33.43

Nonvested shares at April 30, 2007	118	$35.53

As of April 30, 2007, there was approximately $1,663,000 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.3 years. The amount charged to expense related to nonvested stock was $350,000 in the three months ended April 30, 2007 and $436,000 in the three months ended April 30, 2006. For the six months ended April 30, 2007 and April 30, 2006, the amounts were $712,000 and $894,000, respectively.

Deferred Director Compensation

Non-employee directors may defer all or part of their fees until retirement. The fees may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities, and deferred stock equivalent units are recorded as capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.

The following is a summary of the activity related to deferred director compensation during the first six months of 2007:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2006	141	$24.35
Deferrals	3	$48.60
Dividend equivalents	1	$47.90
Distributions	(9)	$20.24

Outstanding at April 30, 2007	136	$25.29

The amount charged to expense related to this plan was $92,000 and $76,000 for the three months ended April 30, 2007 and April 30, 2006, respectively. For the six months ended April 30, 2007 and April 30, 2006, the amounts were $183,000 and $156,000, respectively.

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

For the 2005-2007 performance period, awards will be settled in cash based upon the share price of the Company’s Common Shares at a predetermined date subsequent to the end of the three-year performance period. Over the three-year performance period, costs are accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The accrual for this performance period is classified as a liability.

For the 2006-2008 and the 2007-2009 performance periods, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the value of the Company’s Common Stock at the dates of grant. These values for fiscal 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees group. The values for fiscal year 2006 were $37.05 and $36.56 per share for the executive officer group and the selected other employees group, respectively. The amount charged to expense related to the LTIP for these performance periods was $558,000 in the three months ended April 30, 2007, and $473,000 in the three months ended April 30, 2006. The amount charged to expense related to the LTIP for these performance periods was $1,467,000 in the six months ended April 30, 2007, and $788,000 in the six months ended April 30, 2006. The cumulative amount recorded in shareholders’ equity at April 30, 2007 was $3,057,000.

13.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first six months of 2007 and 2006:

	April 30, 2007	April 30, 2006

(In thousands)
Beginning balance	$4,917	$3,989
Warranties assumed from acquisitions	613	—
Accruals for warranties	2,942	2,844
Warranty payments	(2,834)	(2,317)
Currency effect	165	139

Ending balance	$5,803	$4,655

Nordson Corporation
14.	Non-recurring charges. In March 2007, the Company announced that it would close its Talladega, Alabama Adhesive Dispensing Systems manufacturing operation by December 2007, moving production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 42 affected employees will be approximately $654,000 and are being recorded over the period of April 2007 through December 2007. Cash disbursements will begin in September 2007. The expense amount recorded in the three months ended April 30, 2007 was $79,000.

During 2005 and 2006, the Company recorded severance and restructuring costs related to actions taken in the Adhesive Dispensing Systems segment and the Finishing and Coating Systems segment.

The following table summarizes activity in the severance and restructuring accruals during the six months ended April 30, 2007:

	Adhesive	Adhesive
	Dispensing	Dispensing	Finishing and
	Systems - 2007	Systems - 2006	Coating
	Action	Action	Systems	Total
(In thousands)
Accrual balance at October 31, 2006	$—	$31	$49	$80
Additions/adjustments to accrual	79	(23)	(1)	55
Payments	—	(8)	(48)	(56)

Accrual balance at April 30, 2007	$79	$—	$—	$79

15.	Operating segments. The Company conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Finishing and Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Segment operating profit excludes interest income (expense), investment income (net) and other income (expense). Operating profit for the three months ended April 30, 2006 has been reclassified to reflect the allocation of stock option expense from Corporate to the three business segments. This presentation is consistent with 2007. Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2006.

The Company’s products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor, life sciences and other diverse industries. The Company sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation
The following table presents information about the Company’s reportable segments:

	Adhesive	Advanced	Finishing and
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Corporate	Total
(In thousands)
Three months ended April 30, 2007
Net external sales	$130,459	$74,205	$36,629	$—	$241,293
Operating profit	30,582	7,461	3,614	(7,280)	34,377

Three months ended April 30, 2006
Net external sales	$129,522	$62,371	$35,947	$—	$227,840
Operating profit	29,231	17,397	734	(8,208)	39,154

Six months ended April 30, 2007
Net external sales	$244,837	$133,886	$66,445	$—	$445,168
Operating profit	53,010	15,696	3,762	(9,825)	62,643

Six months ended April 30, 2006
Net external sales	$242,969	$114,125	$68,097	$—	$425,191
Operating profit	52,656	28,393	(244)	(11,259)	69,546

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2007	April 30, 2006
(In thousands)
Total profit for reportable segments	$34,377	$39,154
Interest expense	(5,222)	(3,313)
Interest and investment income	219	280
Other-net	2,779	17

Consolidated income before income taxes and discontinued operations	$32,153	$36,138

Six months ended	April 30, 2007	April 30, 2006
(In thousands)
Total profit for reportable segments	$62,643	$69,546
Interest expense	(9,403)	(6,804)
Interest and investment income	586	464
Other-net	1,710	(688)

Consolidated income before income taxes and discontinued operations	$55,536	$62,518

The Company has significant sales in the following geographic regions:

Three months ended	April 30, 2007	April 30, 2006
(In thousands)
United States	$72,151	$73,912
Americas	16,819	17,792
Europe	88,639	79,724
Japan	25,975	21,283
Asia Pacific	37,709	35,129

Total net external sales	$241,293	$227,840

Six months ended	April 30, 2007	April 30, 2006
(In thousands)
United States	$136,442	$140,064
Americas	31,615	33,504
Europe	165,481	149,929
Japan	43,078	40,102
Asia Pacific	68,552	61,592

Total net external sales	$445,168	$425,191

During the six months ended April 30, 2007, total assets increased approximately $300 million. This increase is primarily due to goodwill and other intangible assets that are included in the Corporate segment.

Nordson Corporation
16.	Pension and other postretirement plans. The components of net periodic pension cost for 2007 and 2006 were:

	U.S.		International
Three months ended	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
(In thousands)
Service cost	$1,322	$1,381	$390	$393
Interest cost	2,506	2,289	398	387
Expected return on plan assets	(2,549)	(2,164)	(171)	(238)
Amortization of prior service cost	132	129	10	7
Recognized net actuarial loss	707	965	86	104

Total benefit cost	$2,118	$2,600	$713	$653

	U.S.		International
Six months ended	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
(In thousands)
Service cost	$2,599	$2,737	$830	$769
Interest cost	4,838	4,590	931	735.00
Expected return on plan assets	(4,970)	(4,425)	(489)	(438)
Amortization of prior service cost	269	252	20	14
Recognized net actuarial loss	1,450	1,847	203	198

Total benefit cost	$4,186	$5,001	$1,495	$1,278

The Company’s pension plan contributions in 2007 are now estimated to be approximately $9,600,000, compared to the estimate of $14,000,000 disclosed in the Company’s 2006 10-K.
The components of other postretirement benefits for 2007 as compared with 2006 were:

	U.S.		International
Three months ended	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
(In thousands)
Service cost	$350	$312	$11	$—
Interest cost	665	558	10	—
Amortization of prior service cost	(181)	(181)	—	—
Recognized net actuarial loss	206	471	2	—

Total benefit cost	$1,040	$1,160	$23	$—

	U.S.		International
Six months ended	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
(In thousands)
Service cost	$701	$624	$22	$—
Interest cost	1,330	1,115	20	—
Amortization of prior service cost	(362)	(362)	—	—
Recognized net actuarial loss	536	882	4	—

Total benefit cost	$2,205	$2,259	$46	$—

Nordson Corporation
17.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

Environmental – The Company has voluntarily agreed with the City of New Richmond, Wisconsin, and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. Prior to 2007, the Company paid $943,000 towards completing the FS/RI phase of the project.

The FS/RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the WDNR. Approval will not occur before the third or fourth quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company accrued $2,835,000 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. This amount was recorded in selling and administrative expenses.

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

18.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,223,000) secured by land and building and expires on January 31, 2008. The other is a continuing guarantee for $3,300,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at April 30, 2007 was Euro 1,200,000 (approximately $1,638,000) and is declining ratably as semi-annual principal payments are made by the customer. The Company has recorded $1,329,000 in other current liabilities related to this guarantee.

Nordson Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales
Worldwide sales for the three months ended April 30, 2007 were $241.3 million, a 5.9% increase from sales of $227.8 million for the comparable period of 2006. The increase consisted of 6.8% from acquisitions and 3.3% from favorable currency effects caused by the weaker U.S. dollar, with sales volume excluding acquisitions down 4.2%.
Sales of the Company’s Adhesive Dispensing Systems segment increased 0.7% in 2007 from 2006. Volume decreases of 3.5% were offset by favorable currency effects that increased sales by 4.2%. The decline in sales volume in 2007 can be traced to lower system sales in several geographic regions, most notably the U.S. and Europe. Advanced Technology Systems segment sales were up 19.0% from 2006. Acquisitions generated a volume increase of 25.0%, while sales volume excluding acquisitions was down 7.6%. Favorable currency translation rates contributed 1.6%. Within this segment, sales were impacted by weakness in the semiconductor and electronic assembly markets. Sales of the Finishing and Coating Systems segment were up 1.9% from the prior year, with volume decreases of 1.0% offset by currency effects of 2.9%. The sales volume decrease can be traced to lower system sales in the U. S.
On a geographic basis, second quarter sales volume was up 23.2% in Japan, 5.4% in the Asia Pacific region, and 2.2% in Europe, all influenced by the impact of acquisitions. Volume decreased 5.2% in the Americas region and 2.4% in the U.S.
For the six months ended April 30, 2007 worldwide sales were $445.2 million, up 4.7% from the first six months of 2006. The increase consisted of 5.2% from acquisitions and 3.3% from favorable currency effects, offsetting a 3.8% decline in sales volume excluding acquisitions.
Volume for the Adhesive Dispensing Systems segment decreased 3.4%, offset by currency effects of 4.2%. The decline in sales volume in 2007 can be traced to lower system sales in several geographic regions, most notably the U.S. and Europe. Sales of the Advanced Technology Systems segment were up 17.3%. This increase consisted of 19.5% from acquisitions and 1.6% from favorable currency effects. Excluding acquisitions, sales volume was down 3.8%. Within this segment, sales were impacted by weakness in the semiconductor and electronic assembly markets. Sales of the Finishing and Coating Systems segment decreased 2.4% from the prior year, with volume decreases of 5.2% offset by currency effects of 2.8%. The volume decrease can be traced to lower system sales in the U.S.
Sales volume for the six months ended April 30, 2007 was up 9.2% in Asia Pacific, 8.3% in Japan and 1.6% in Europe compared to 2006, all influenced by the impact of acquisitions. These increases were offset by volume decreases of 5.3% in the Americas and 2.6% in the United States.

Nordson Corporation
Operating Profit
Cost of sales for the three months ended April 30, 2007 were $109.4 million, up from $97.2 million in 2006. Cost of sales for the six months ended April 30, 2007 were $195.6 million, up from $180.5 million in 2006. The increases were primarily due to sales increases. The gross margin percentage was 54.7% for the three months ended April 30, 2007, compared to 57.4% for the comparable period of 2006. For the six-month period of 2007, the gross margin percentage was 56.1%, compared to 57.6% for the comparable period of 2006. The 2007 gross margin percentages were negatively impacted by purchase accounting adjustments related to acquisitions and to unfavorable sales mix, which were partially offset by favorable currency effects that increased the gross margin rate by 0.3% for both the three and six-month periods.
Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2007 were $97.4 million, up $6.8 million, or 7.0%, from 2006 expenses of $90.6 million. The increase was largely due to acquisitions. In addition, currency translation effects increased selling and administrative costs by 2.9%. Excluding acquisitions and currency translation effects, selling and administrative expenses decreased 1.6%, largely due to lower incentive compensation costs. Selling and administrative expenses as a percent of sales increased to 40.4% for the three months ended April 30, 2007 from 39.8% for the comparable period of 2006.
Selling and administrative expenses, excluding severance and restructuring costs, for the six months ended April 30, 2007 were $186.8 million, up $13.8 million, or 8.0%, from 2006 expenses of $173.0 million. The increase was largely due to acquisitions. In addition, currency translation effects increased selling and administrative costs by 2.9%. Excluding acquisitions and currency translation effects, selling and administrative expenses decreased 0.1%. Selling and administrative expenses as a percent of sales increased to 42.0% for the six months ended April 30, 2007 from 40.7% for the comparable period of 2006.
Operating profit, as a percentage of sales, was 14.2% for the three months ended April 30, 2007, compared to 17.2% for the three months ended April 30, 2006. For the first six months of 2007, operating profit as a percent of sales was 14.1%, down from 16.4% last year. The decreases were primarily the result of purchase price accounting adjustments related to acquisitions that reduced the percentages by 1.9% and 1.4% for the three and six-month periods, respectively.
For the Adhesive Dispensing Systems segment, operating profit as a percent of sales was 23.4% for the three months ended April 30, 2007, up from 22.6% for the comparable period of 2006. For the six months ended April 30, 2007, the operating profit percentage was 21.7%, the same as 2006. The three and six-month periods of 2006 include $429,000 of severance and restructuring costs. Also, operating margins in this segment were favorably impacted in 2007 by changes in sales mix between businesses.
Operating profit as a percent of sales for the Advanced Technology Systems segment decreased to 10.1% for the three months ended April 30, 2007 from 27.9% in 2006 and decreased to 11.7% for the six months ended April 30, 2007 from 24.9% last year. The operating profit of this segment was impacted by the impact of purchase price accounting adjustments related to the Dage acquisition and by lower sales volume excluding acquisitions, which resulted in lower absorption of fixed expenses. Sales mix across businesses, as well as sales mix within businesses, also contributed to the decrease in the operating profit percentages from the prior year.
Operating profit as a percent of sales for the Finishing and Coating Systems segment was 9.9% in the three months ended April 30, 2007, up from 2.0% for the same period of last year. For the first six months of 2007, operating profit as a percent of sales was 5.7%, compared to a small operating loss in 2006. As a result restructuring actions begun in 2005, this segment now operates both with lower costs and better capability to serve customers in the faster growing emerging markets. The three and six-month periods of 2006 include $513,000 and $1,746,000, respectively, of severance and restructuring costs.

Nordson Corporation
Other Income (Expense)
Interest expense for the three months ended April 30, 2007 was $5.2 million, up from $3.3 million for the three months ended April 30, 2006. For the six-month period, interest expense was $9.4 million in 2007 compared to $6.8 million in 2006. The increases can be traced primarily to borrowings related to three acquisitions in 2007.
Other — net for the three and six months ended April 30, 2007 included $2.7 million related to the sale of real estate. Other – net also included foreign exchange losses of $283,000 in the three months ended April 30, 2007 compared to gains of $58,000 in the three months ended April 30, 2006. For the six-month period, foreign exchange losses were $1,215,000 in 2007 and $484,000 in 2006.
Net Income
The Company’s effective tax rate was 34.7% and 34.2% for the three and six-month periods ending April 30, 2007, up from 33.5% for both comparable periods of 2006. The increase in 2007 is largely due to a lower tax benefit from export sales. The current year rate included a discrete item of $300,000 for the effect of the Tax Relief and Health Care Act of 2006, which was signed into law in the first quarter and provided retroactive reinstatement of a research credit.
Income from continuing operations for the three months ended April 30, 2007 was $21.0 million, or $.61 per share on a diluted basis, compared to $24.0 million, or $.70 per share on a diluted basis in 2006. Prior year net income for the three months ended April 30, including the effect of discontinued operations, was $21.9 million, or $.64 per diluted share. For the first six months of 2007, income from continuing operations was $36.5 million, or $1.07 per share on a diluted basis, compared to $41.6 million, or $1.22 per share for the first six months of 2006. For the six months ended April 30, 2006, net income, including the effect of discontinued operations, was $38.0 million, or $1.11 per diluted share.
Foreign Currency Effects
In the aggregate, average exchange rates for 2007 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during 2006. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended April 30, 2007 were translated at exchange rates in effect during the same period of 2006, sales would have been approximately $7.5 million lower while third-party costs and expenses would have been approximately $5.3 million lower. If transactions for the six months ended April 30, 2007 were translated at exchange rates in effect during the same period of 2006, sales would have been approximately $14.0 million lower and third party costs would have been approximately $9.8 million lower.
Financial Condition
During 2007 the Company made three acquisitions that used cash of $282.1 million. Existing lines of credit and cash were used for the purchases. These transactions were the primary reason for the decrease in cash and cash equivalents of $20.8 million during the six months ended April 30, 2007. In addition to notes payable, other sources were cash provided by operations of $47.6 million and cash of $5.8 million that was generated by the exercise of stock options. Other uses of cash were dividend payments of $11.7 million and capital expenditures of $19.2 million. Included in the capital expenditures are the purchase of two buildings, one in the U.S. and one in China. The building purchased in the U.S. corresponds with the sale of four buildings in the second quarter and allows for the consolidation of the EFD operation into one building. Proceeds from the sale of the four buildings will be received in the third quarter. The building purchased in China will replace a leased facility.

Nordson Corporation
The Company has various lines of credit with both domestic and foreign banks, including a facility with a group of banks that expires in 2009. This facility was increased from $200 million to $300 million on December 8, 2006, and may be increased to $400 million under certain conditions. At April 30, 2007, there were $235 million of outstanding borrowings under this facility, while no borrowings were outstanding at the end of 2006. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
Receivables increased primarily from acquisitions and a receivable resulting from the sale of real estate described above. Inventories increased during the six months ended April 30, 2007 as a result of acquisitions and the traditionally lower level of business activity in the Company’s second fiscal quarter compared to its fourth fiscal quarter. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter. Other long-term liabilities increased largely due to higher deferred compensation.
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
Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2006. There were no material changes in these policies during 2007.
Outlook
The Company expects sales to increase 12% to 16% for the third quarter of 2007 compared to 2006. At the mid-point of this range, the increase consists of approximately 2% from core businesses, 10% from acquisitions and 2% from currency. Given the mix of standard parts versus engineered systems, better absorption, and the reduction of the purchase accounting effects of acquisitions, gross margins in the third quarter of 2007 should increase from the second quarter. This outlook would result in diluted earnings per share in the range of $.61 to $.71 range for the third quarter of 2007, compared to $.77 per share in 2006 from continuing operations and $.72 overall.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Company’s Form 10-K for the year ended October 31, 2006. The information disclosed has not changed materially during 2007.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President, Chief Financial and Administrative Officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2007. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2007 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Nordson Corporation
Part II – Other Information
ITEM 1. LEGAL PROCEEDINGS
Environmental – The Company has voluntarily agreed with the City of New Richmond, Wisconsin, and other Potentially Responsible Parties (“PRP”) to share costs associated with (1) a feasibility study and remedial investigation (“FS/RI”) for remediation of the City of New Richmond municipal landfill (the “Site”) and (2) providing clean drinking water to the affected residential properties down gradient of the Site. The PRP group has agreed to an allocation that sets the Company’s share of the cost of remediation at 56.35 percent. Prior to 2007, the Company paid $943 towards completing the FS/RI phase of the project.
The FS/RI was completed and submitted to the Wisconsin Department of Natural Resources (“WDNR”) in July 2006. The total cost of the Company’s share for remediation efforts (Site and clean drinking water) will not be ascertainable until a remediation plan is approved by the WDNR. Approval will not occur before the third or fourth quarter of fiscal 2007. However, based upon the range of viable alternatives for Site remediation and providing clean drinking water to residences down gradient of the Site submitted as part of the Feasibility Study, the Company accrued $2,835,000 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to residences down gradient of the Site. This amount was recorded in selling and administrative expenses.
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
ITEM 1A. RISK FACTORS
Information regarding the Company’s risk factors was disclosed in Form 10-K for the year ended October 31, 2006. The information disclosed has not changed materially in the interim period since October 31, 2006.

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
The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs	or Programs

February 1, 2007 to February 28, 2007	—	—	—	1,000
March 1, 2007 to March 31, 2007	22	$45.09	22	978
April 1, 2007 to April 30, 2007	8	$44.96	8	970

Total	30		30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Nordson Corporation was held on February 20, 2007 for the purpose of electing four directors.
All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

William D. Ginn	For:	30,354,739
	Withheld:	709,685

Stephen R. Hardis	For:	25,060,926
	Withheld:	6,003,498

William L. Robinson	For:	30,894,417
	Withheld:	170,007

Benedict P. Rosen	For:	28,926,947
	Withheld:	2,137,477

Nordson Corporation
ITEM 6. EXHIBITS
     Exhibit Number:
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2007	Nordson Corporation

By: /s/ PETER S. HELLMAN

Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ GREGORY A. THAXTON

Gregory A. Thaxton
Vice President, Controller
(Principal Accounting Officer)