Form 10-Q
period 2007-07-31
NORDSON CORP
filed 2007-09-07
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of July 31, 2007: 33,760,185

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

(In thousands, except for per share data)
Sales	$257,713	$225,518	$702,881	$650,709
Operating costs and expenses:
Cost of sales	113,005	97,226	308,638	277,712
Selling and administrative expenses	103,516	91,093	290,353	264,077
Severance and restructuring costs	213	556	268	2,731

	216,734	188,875	599,259	544,520

Operating profit	40,979	36,643	103,622	106,189
Other income (expense):
Interest expense	(6,032)	(2,794)	(15,435)	(9,598)
Interest and investment income	453	1,006	1,039	1,470
Other income (expense)	531	273	2,241	(415)

	(5,048)	(1,515)	(12,155)	(8,543)

Income before income taxes and discontinued operations	35,931	35,128	91,467	97,646

Income taxes	11,410	8,538	30,409	29,457

Income from continuing operations	24,521	26,590	61,058	68,189

Loss from discontinued operations, net of income tax benefit of $817 for the three months ended July 31, 2006 and $2,473 for the nine months ended July 31, 2006	—	(1,776)	—	(5,377)

Net income	$24,521	$24,814	$61,058	$62,812

Average common shares	33,611	33,597	33,521	33,337
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	604	863	638	878

Average common shares and common share equivalents	34,215	34,460	34,159	34,215

Basic earnings per share from continuing operations	$0.73	$0.79	$1.82	$2.04
Basic loss per share from discontinued operations	—	(0.05)	—	(0.16)

Total	$0.73	$0.74	$1.82	$1.88

Diluted earnings per share from continuing operations	$0.72	$0.77	$1.79	$1.99
Diluted loss per share from discontinued operations	—	(0.05)	—	(0.15)

Total	$0.72	$0.72	$1.79	$1.84

Dividends per share	$0.175	$0.17	$0.525	$0.50

See accompanying notes.

Condensed Consolidated Balance Sheet

	July 31, 2007	October 31, 2006

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$30,920	$48,859
Marketable securities	10	9
Receivables	198,028	190,459
Inventories	116,404	83,688
Deferred income taxes	22,566	19,287
Prepaid expenses	8,863	5,002

Total current assets	376,791	347,304

Property, plant and equipment — net	119,352	105,415
Goodwill	543,026	331,915
Other intangible assets — net	73,971	8,806
Deferred income taxes	—	9,961
Other assets	26,523	19,489

	$1,139,663	$822,890

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$235,440	$15,898
Accounts payable	42,186	38,680
Current maturities of long-term debt	74,290	54,290
Other current liabilities	129,721	132,457

Total current liabilities	481,637	241,325

Long-term debt	22,840	47,130
Deferred income taxes	14,158	—
Other liabilities	119,029	103,907

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	222,079	210,690
Retained earnings	724,483	681,018
Accumulated other comprehensive gain (loss)	1,376	(12,518)
Common shares in treasury, at cost	(458,192)	(460,915)

Total shareholders’ equity	501,999	430,528

	$1,139,663	$822,890

See accompanying notes.

Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2007	July 31, 2006

(In thousands)
Cash flows from operating activities:
Net income	$61,058	$62,812
Less: Loss from discontinued operations	—	(5,377)

Income from continuing operations	61,058	68,189
Depreciation and amortization	20,326	16,872
Tax benefit from the exercise of stock options	(3,968)	(6,058)
Changes in operating assets and liabilities	(6,135)	(9,566)
Gain on sale of property, plant and equipment	(3,616)	(143)
Other	11,256	12,151
Net cash used by discontinued operations	—	(5,858)

Net cash provided by operating activities	78,921	75,587

Cash flows from investing activities:
Additions to property, plant and equipment	(25,689)	(10,600)
Proceeds from sale of property, plant and equipment	7,779	862
Purchases of business, net of cash acquired	(281,461)	—
Proceeds from sale of marketable securities		206
Net cash used by discontinued operations	—	(77)

Net cash used in investing activities	(299,371)	(9,609)

Cash flows from financing activities:
Net proceeds from short-term borrowings	300,443	16,083
Net repayment of short-term borrowings	(81,649)	(17,072)
Repayment of long-term debt	(4,290)	(54,008)
Repayment of capital lease obligations	(4,174)	(4,034)
Issuance of common shares	8,295	21,216
Purchase of treasury shares	(4,427)	(10,996)
Tax benefit from the exercise of stock options	3,968	6,058
Dividends paid	(17,593)	(16,683)

Net cash provided by (used in) financing activities	200,573	(59,436)
Effect of exchange rate changes on cash	1,938	976
Effect of change in fiscal year-end for certain international subsidiaries	—	1,252

Increase (decrease) in cash and cash equivalents	(17,939)	8,770
Cash and cash equivalents:
Beginning of year	48,859	11,318

End of quarter	$30,920	$20,088

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
July 31, 2007
1.	Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2006. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The statement is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its results of operations or financial position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The Company must adopt FAS 159 in fiscal 2009 and has not yet determined the impact of adoption on its results of operations or financial position.

7.	Acquisitions. On December 14, 2006, the Company acquired 100 percent of the outstanding shares of Dage Holdings, Limited (Dage), a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, employs more than 200 people and had revenues of approximately $59 million during the 12-month period ending October 31, 2006. The purchase of Dage fits Nordson’s strategy of acquiring companies with above-average growth in markets currently served by Nordson companies. Cash and existing lines of credit were used for the purchase.

The allocation of the purchase price and the estimated goodwill are shown in the table below.

Estimated fair market values:
Assets acquired	$49,310
Liabilities assumed	(33,359)
Intangible assets subject to amortization	32,105
Intangible assets not subject to amortization	9,651
Goodwill	172,697

Purchase price	230,404
Less cash acquired	(3,222)

Net cash paid	$227,182

The intangible assets subject to amortization include customer relationships and patents and will be amortized over 10 to 15 years. The intangible assets not subject to amortization consist primarily of trademarks and trade names.

Pro Forma Financial Information

The following unaudited pro forma financial information for the three and nine months ended July 31, 2007 and July 31, 2006 assumes the acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisition of Dage been effected on the date indicated, nor are they necessarily indicative of the Company’s future results of operations.

Three months ended	July 31, 2007	July 31, 2006

(In thousands, except for per share data)
Sales	$257,713	$239,842
Net income from continuing operations	$24,521	$24,464
Basic earnings per share from continuing operations	$0.73	$0.73
Diluted earnings per share from continuing operations	$0.72	$0.71

Nine months ended	July 31, 2007	July 31, 2006

(In thousands, except for per share data)
Sales	$708,833	$693,243
Net income from continuing operations	$59,147	$60,046
Basic earnings per share from continuing operations	$1.76	$1.80
Diluted earnings per share from continuing operations	$1.73	$1.75
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

On April 30, 2007, the Company acquired 100 percent of the outstanding shares of YESTech, Inc., a leading provider of Automated Optical Inspection (AOI) and X-Ray inspection systems used in the production of printed circuit board assemblies and semiconductor packages. YESTech will be integrated into Nordson’s Dage Holdings subsidiary, which manufacturers bond testing and digital X-Ray inspection systems. The addition of AOI systems will expand Nordson’s test and inspection capabilities. YESTech, headquartered in San Clemente, California, employs 23 people.

PICO and YESTech had combined revenues of approximately $20 million in 2006. The combined purchase price was $55.1 million ($54.3 million net of cash acquired). Based upon preliminary appraisals associated with these acquisitions, goodwill of $37.5 million, amortizable intangible assets of $23.6 million and non-amortizable assets of $.9 million were recorded. The final purchase price allocation will be made upon the completion of an independent appraisal of the fair value of intangible assets and the final determination of the related deferred tax assets and liabilities. Assuming these acquisitions had taken place at the beginning of 2006, proforma results for the three and nine months ended July 31, 2007 and July 31, 2006 would not have been materially different.

All 2007 acquisitions were accounted for as purchases, with the acquired assets and liabilities recorded at their estimated fair values at the dates of acquisition. Costs in excess of net assets acquired are included in goodwill. Operating results from the dates of acquisition are included in the Condensed Consolidated Statement of Income within the Advanced Technology Systems segment.

8.	Discontinued Operations. On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer, Inc. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statement of Income and Consolidated Statement of Cash Flows. Sales of the Fiber Systems Group were $447,000 and $4,538,000 in the three and nine-month periods, respectively, ended July 31, 2006.

In 2006, the Company recorded severance expense of $699,000 related to 27 employees of the Fiber Systems Group that were not hired by Saurer, Inc. Cash disbursements of $672,000 were made in the nine months ended July 31, 2007. The remaining balance of $27,000 is expected to be paid in the fourth quarter of 2007.

9.	Inventories. Inventories consisted of the following:

	July 31, 2007	October 31, 2006

(In thousands)
Finished goods	$67,009	$41,757
Work-in-process	14,736	10,904
Raw materials and finished parts	52,574	47,392

	134,319	100,053
Obsolescence and valuation reserves	(10,099)	(7,499)
LIFO reserve	(7,816)	(8,866)

	$116,404	$83,688

10.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the nine months ended July 31, 2007 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Total

(In thousands)
Balance at October 31, 2006	$30,771	$297,698	$3,446	$331,915
Acquisitions	—	210,182	—	210,182
Currency effect	398	476	55	929

Balance at July 31, 2007	$31,169	$508,356	$3,501	$543,026

Nordson Corporation
Information regarding the Company’s intangible assets subject to amortization is as follows:

	July 31, 2007
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Patent costs	$23,797	$2,955	$20,842
Customer relationships	31,814	1,013	30,801
Non-compete agreements	8,286	2,484	5,802
Core/developed technology	2,788	1,361	1,427
Other	5,172	4,949	223

Total	$71,857	$12,762	$59,095

	October 31, 2006
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Patent costs	$2,579	$1,857	$722
Non-compete agreements	4,086	1,908	2,178
Core/developed technology	2,788	1,217	1,571
Other	5,039	4,640	399

Total	$14,492	$9,622	$4,870

At July 31, 2007 and October 31, 2006, $3,936,000 of intangible assets related to a minimum pension liability for the Company’s pension plans was not subject to amortization. At July 31, 2007, $10,940,000 of trademark intangible assets arising from 2007 acquisitions was not subject to amortization.
Amortization expense for the three months ended July 31, 2007 and July 31, 2006 was $1,476,000 and $387,000, respectively. Amortization expense for the nine months ended July 31, 2007 and July 31, 2006 was $2,861,000 and $1,225,000, respectively. The current year increases are due to amortization of intangible assets associated with acquisitions.

Nordson Corporation
11.	Comprehensive income. Comprehensive income for the three and nine-month periods ended July 31, 2007 and July 31, 2006 is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

(In thousands)
Net income	$24,521	$24,814	$61,058	$62,812
Foreign currency translation adjustments	2,977	1,290	13,894	8,414

Comprehensive income	$27,498	$26,104	$74,952	$71,226

Accumulated other comprehensive gain at July 31, 2007 consisted of net foreign currency translation adjustment credits of $28,668,000 offset by $27,292,000 of minimum pension liability adjustments. Accumulated other comprehensive loss at July 31, 2006 consisted of net foreign currency translation adjustment credits of $14,495,000 offset by $31,964,000 of minimum pension liability adjustments.

Changes in accumulated other comprehensive gain (loss) for the first nine months of 2007 and 2006 are as follows:

	July 31, 2007	July 31, 2006

(In thousands)
Beginning balance	$(12,518)	$(25,883)
Current-period change	13,894	8,414

Ending balance	$1,376	($17,469)

12.	Stock-Based Compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, nonvested stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.5 percent of the number of Common Shares outstanding as of the first day of the fiscal year.

Stock Options

Nonqualified or incentive stock options may be granted to employees and directors of the Company. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year for Executive Officers and 20 percent per year for other employees and expire 10 years from the date of grant. Options granted to non-employee directors vest in six months. Vesting accelerates upon the occurrence of events that involve or may result in a change of control of the Company. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis.

The Company recognized compensation expense related to stock options of $819,000 in the three months ended July 31, 2007, and $854,000 in the three months ended July 31, 2006. Amounts for the nine months ended July 31, 2007 and July 31, 2006, were $2,611,000 and $2,839,000, respectively.

Nordson Corporation
Following is a summary of the Company’s stock options for the nine months ended July 31, 2007:

				Weighted
		Weighted-Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Remaining
(In thousands, except for per share data)	Options	Share	Value	Term

Outstanding at October 31, 2006	2,623	$28.80
Granted	252	$49.16
Exercised	(542)	$26.64
Forfeited or expired	(47)	$33.05

Outstanding at July 31, 2007	2,286	$31.47	$33,508	5.8 years

Vested at July 31, 2007 or expected to vest	2,222	$31.21	$33,114	5.7 years

Exercisable at July 31, 2007	1,533	$27.36	$28,216	4.7 years

As of July 31, 2007, there was approximately $6,619,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2007	July 31, 2006

Expected volatility	.280-.285	.276-.282
Expected dividend yield	1.48-1.64%	1.88-2.00%
Risk-free interest rate	4.44-4.67%	4.44-4.59%
Expected life of the option (in years)	5.5-7.8	5.6-8.8
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
The weighted average grant date fair value of stock options granted during the first nine months of 2007 and 2006 was $15.83 and $11.81, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2007 and July 31, 2006 was $2,580,000 and $1,929,000, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2007 and July 31, 2006 was $12,924,000 and $22,613,000, respectively.
Cash received from the exercise of stock options was $8,295,000 for the nine months ended July 31, 2007 and $21,216,000 for the nine months ended July 31, 2006. The tax benefit realized from tax deductions from exercises was $3,968,000 for the first nine months of 2007 and $6,058,000 for the first nine months of 2006.

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
The following table summarizes activity related to nonvested stock during the nine months ended July 31, 2007:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2006	124	$34.38
Granted	7	$48.78
Vested	(10)	$32.01
Forfeited	(3)	$33.43

Nonvested shares at July 31, 2007	118	$35.53

As of July 31, 2007, there was approximately $1,336,000 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.0 years. The amount charged to expense related to nonvested stock was $348,000 in the three months ended July 31, 2007 and $357,000 in the three months ended July 31, 2006. For the nine months ended July 31, 2007 and July 31, 2006, the amounts were $1,061,000 and $1,251,000, respectively.
Deferred Director Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities, and deferred stock equivalent units are recorded as capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.
The following is a summary of the activity related to deferred director compensation during the first nine months of 2007:

		Weighted-verage
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2006	141	$24.35
Deferrals	4	$47.61
Dividend equivalents	2	$48.72
Distributions	(13)	$20.29

Outstanding at July 31, 2007	134	$25.77

The amount charged to expense related to this plan was $91,000 and $89,000 for the three months ended July 31, 2007 and July 31, 2006, respectively. For the nine months ended July 31, 2007 and July 31, 2006, the amounts were $274,000 and $245,000, respectively.

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

For the 2005-2007 performance period, awards will be settled in cash based upon the share price of the Company’s Common Shares on October 31, 2007. Over the three-year performance period, costs are accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The accrual for this performance period is classified as a liability.

For the 2006-2008 and the 2007-2009 performance periods, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the value of the Company’s Common Shares at the dates of grant. These values for fiscal 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. The values for fiscal year 2006 were $37.05 per share for the executive officer group and $36.56 per share for the selected other employees. The amount charged to expense related to the LTIP for these performance periods was $820,000 in the three months ended July 31, 2007, and $398,000 in the three months ended July 31, 2006. The amount charged to expense related to the LTIP for these performance periods was $2,287,000 in the nine months ended July 31, 2007, and $1,186,000 in the nine months ended July 31, 2006. The cumulative amount recorded in shareholders’ equity at July 31, 2007 was $3,876,000.

13.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the first nine months of 2007 and 2006:

	July 31, 2007	July 31, 2006

(In thousands)
Beginning balance	$4,917	$3,989
Warranties assumed from acquisitions	603	—
Accruals for warranties	4,140	4,672
Warranty payments	(4,182)	(3,958)
Currency effect	187	179

Ending balance	$5,665	$4,882

Nordson Corporation
14.	Severance and restructuring costs. In March 2007, the Company announced that it would close its Talladega, Alabama Adhesive Dispensing Systems manufacturing operation by December 2007, moving production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 39 affected employees will be approximately $599,000 and are being recorded over the future service period of April 2007 through December 2007. Cash disbursements will begin in September 2007. The expense amount recorded in the three and nine-month periods ended July 31, 2007 were $213,000 and $292,000, respectively.

During 2005 and 2006, the Company recorded severance and restructuring costs related to actions taken in the Adhesive Dispensing Systems segment and the Industrial Coating and Automotive Systems segment.

The following table summarizes activity in the severance and restructuring accruals during the nine months ended July 31, 2007:

			Industrial
	Adhesive	Adhesive	Coating and
	Dispensing	Dispensing	Automotive
	Systems - 2007	Systems - 2006	Systems - 2006
	Action	Action	Action	Total

(In thousands)
Accrual balance at October 31, 2006	$—	$31	$49	$80
Additions/adjustments to accrual	292	(23)	(1)	268
Payments	—	(8)	(48)	(56)

Accrual balance at July 31, 2007	$292	$—	$—	$292

15.	Operating segments. Historically, the Company reported its results in three operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Finishing and Coating Systems. In the third quarter of 2007, the Company announced an organizational restructuring in which a portion of the business serving the automotive industry, which had previously been part of the Adhesive Dispensing Systems segment, was combined with the Finishing and Coating Systems segment to form the newly named Industrial Coating and Automotive Systems segment. This new alignment is reflective of the operation of the businesses within the segment and was done in order to improve performance and efficiencies. The businesses within the Industrial Coating and Automotive Systems segment all operate in Amherst, Ohio, are managed by the same executive and share certain resources (engineering, sales and factories). Prior year results have been reclassified to reflect the segment change. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less cost of sales and operating expenses. Segment operating profit excludes interest expense, interest and investment income and other income (expense). Items below the operating profit line of the Condensed Consolidated Statement of Income are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker and are not presented by segment. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2006.

The Company’s products are used around the world in the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, semiconductor, life sciences and other diverse industries. The Company sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation
The following table presents information about the Company’s reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Corporate		Total

(In thousands)
Three months ended July 31, 2007
Net external sales	$127,754	$80,102	$49,857	$—		$257,713
Operating profit	29,751	11,315	6,440	(6,527)		40,979

Three months ended July 31, 2006
Net external sales	$119,412	$63,120	$42,986	$—		$225,518
Operating profit	26,071	14,944	3,771	(8,143	)(a)	36,643

Nine months ended July 31, 2007
Net external sales	$361,449	$213,989	$127,443	$—		$702,881
Operating profit	82,498	27,011	10,465	(16,352)		103,622

Nine months ended July 31, 2006
Net external sales	$350,787	$177,245	$122,677	$—		$650,709
Operating profit	79,112	43,337	3,142	(19,402	)(a)	106,189

(a)	Includes an environmental remediation charge of $2,835,000.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2007	July 31, 2006

(In thousands)
Total profit for reportable segments	$40,979	$36,643
Interest expense	(6,032)	(2,794)
Interest and investment income	453	1,006
Other-net	531	273

Consolidated income before income taxes and discontinued operations	$35,931	$35,128

Nine months ended	July 31, 2007	July 31, 2006

(In thousands)
Total profit for reportable segments	$103,622	$106,189
Interest expense	(15,435)	(9,598)
Interest and investment income	1,039	1,470
Other-net	2,241	(415)

Consolidated income before income taxes and discontinued operations	$91,467	$97,646

The Company has significant sales in the following geographic regions:

Three months ended	July 31, 2007	July 31, 2006

(In thousands)
United States	$80,935	$73,026
Americas	21,352	15,756
Europe	92,462	80,329
Japan	22,069	20,050
Asia Pacific	40,895	36,357

Total net external sales	$257,713	$225,518

Nine months ended	July 31, 2007	July 31, 2006

(In thousands)
United States	$217,377	$213,090
Americas	52,967	49,260
Europe	257,943	230,258
Japan	65,147	60,152
Asia Pacific	109,447	97,949

Total net external sales	$702,881	$650,709

During the nine months ended July 31, 2007, total assets increased approximately $317 million. This increase is primarily due to goodwill and other intangible assets resulting from acquisitions that are included in the Corporate segment.

Nordson Corporation
16.	Pension and other postretirement plans. The components of net periodic pension cost for 2007 and 2006 were:

	U.S.		International
Three months ended	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

(In thousands)
Service cost	$1,296	$1,303	$470	$381
Interest cost	2,479	2,181	741	332
Expected return on plan assets	(2,477)	(2,056)	(455)	(174)
Amortization of prior service cost	135	123	10	8
Recognized net actuarial loss	780	879	99	89

Total benefit cost	$2,213	$2,430	$865	$636

	U.S.		International
Nine months ended	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

(In thousands)
Service cost	$3,895	$4,040	$1,300	$1,150
Interest cost	7,317	6,771	1,672	1,067
Expected return on plan assets	(7,447)	(6,481)	(944)	(612)
Amortization of prior service cost	404	375	30	22
Recognized net actuarial loss	2,230	2,726	302	287

Total benefit cost	$6,399	$7,431	$2,360	$1,914

The Company’s pension plan contributions in 2007 are now estimated to be approximately $9,500,000, compared to the estimate of $14,000,000 disclosed in the Company’s 2006 10-K.
The components of other postretirement benefits for 2007 as compared with 2006 were:

	U.S.		International
Three months ended	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

(In thousands)
Service cost	$111	$155	$12	$—
Interest cost	414	547	11	—
Amortization of prior service cost	(160)	(181)	—	—
Recognized net actuarial loss	319	84	2	—

Total benefit cost	$684	$605	$25	$—

	U.S.		International
Nine months ended	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006

(In thousands)
Service cost	$812	$779	$34	$—
Interest cost	1,744	1,662	31	—
Amortization of prior service cost	(522)	(543)	—	—
Recognized net actuarial loss	855	966	6	—

Total benefit cost	$2,889	$2,864	$71	$—

Nordson Corporation
17.	Credit Agreement. In July 2007 the Company entered into a $400 million unsecured, multicurrency credit facility with a group of banks that expires in 2012. This facility may be increased to $500 million under certain conditions. This agreement replaced the Company’s existing $300 million facility that was scheduled to expire in 2009.

18.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, operating results, or cash flows.

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

The FS/RI was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. An Environmental Repair Contract between the PRP’s and the WDNR is expected to be signed in the fourth quarter 2007. Estimated cost to the Company for remediation efforts (Site and clean drinking water) and ongoing operation, maintenance and monitoring (“OMM”) at the Site through fiscal year 2008 is $2,000,000. The Company accrued $2,835,000 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to impacted residences down gradient of the Site. This amount was recorded in selling and administrative expenses.

The third quarter 2006 accrual brought the total liability balance to $2,970,000. Approximately $970,000 of the liability is classified as long-term, for OMM costs expected to be incurred over the next ten years. The remaining portion is included in other current liabilities. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $1,000,000.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of the Company’s estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.

19.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korean joint venture/distributor of the Company’s products. One guarantee is for Korean Won Three Billion (approximately $3,263,000) secured by land and building and expires on January 31, 2008. The other is a continuing guarantee for $3,300,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at July 31, 2007 was Euro 1,200,000 (approximately $1,642,000) and is declining ratably as semi-annual principal payments are made by the customer. The Company has recorded $1,329,000 in other current liabilities related to this guarantee.

Nordson Corporation
20.	Subsequent event. On August 23, 2007, the Company acquired 100% ownership in TAH Industries, a manufacturer of motionless mixer dispensing systems. The company is headquartered in Robbinsville, New Jersey and employs approximately 180 people. Revenue for the twelve months ended July 31, 2007 was approximately $24.5 million. TAH specializes in the design and production of disposable plastic mixers and cartridge dispense systems, meter mix dispense valves and accessories. Their products are used primarily in the dental, construction, automotive, life science, food, DIY, marine and aerospace industries. TAH will operate as part of Nordson’s EFD business within the Advanced Technology Systems segment. The purchase price was $45 million, subject to post-closing adjustments.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales

Worldwide sales for the three months ended July 31, 2007 were $257.7 million, a 14.3% increase from sales of $225.5 million for the comparable period of 2006. The increase consisted of 8.9% from acquisitions and 2.9% from base businesses. Favorable currency effects caused by the weaker U.S. dollar increased sales by an additional 2.5%.

Historically, the Company reported its results in three operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Finishing and Coating Systems. In the third quarter of 2007, the Company announced an organizational restructuring in which a portion of the business serving the automotive industry, which had previously been part of the Adhesive Dispensing Systems segment, was combined with the Finishing and Coating Systems segment to form the newly named Industrial Coating and Automotive Systems segment. This new alignment is reflective of the operation of the businesses within the segment and was done in order to improve performance and efficiencies. The businesses within the Industrial Coating and Automotive Systems segment all operate in Amherst, Ohio, are managed by the same executive and share certain resources (engineering, sales and factories). Prior year results have been reclassified to reflect the segment change.

For the three months ended July 31, 2007, sales of the Company’s Adhesive Dispensing Systems segment increased 7.0% over the same period of 2006. Volume increases and favorable currency effects each added 3.5%. The increase in sales volume can be traced to higher system sales in several geographic regions, most notably Asia Pacific. Advanced Technology Systems segment sales for the three months ended July 31, 2007 were up 26.9% over the same period of 2006. Acquisitions generated a volume increase of 31.8%, while sales volume of base businesses was down 6.0%. Favorable currency translation rates contributed 1.1% to sales growth within this segment. Sales of certain base businesses within this segment were impacted by weakness in the semiconductor and electronic assembly markets. Sales of the Industrial Coating and Automotive Systems segment were up 16.0% for the three months ended July 31, 2007 compared to the same period of the prior year, with a volume increase of 13.9% and favorable currency effects of 2.1%. The sales volume increase can be traced to higher system sales in the U. S., Japan, and Asia Pacific.

On a geographic basis, third quarter sales volume was up in all regions, influenced by acquisitions and higher Industrial Coating and Automotive Systems segment sales. Volume was up 32.1% in the Americas, 15.2% in Japan, 10.8% in the U.S., 9.9% in Asia Pacific and 8.6% in Europe.

Nordson Corporation
For the nine months ended July 31, 2007 worldwide sales were $702.9 million, up 8.0% from the first nine months of 2006. The increase consisted of 6.5% from acquisitions and 3.0% from favorable currency effects, offsetting a 1.5% decline in sales volume of base businesses.

Sales of the Adhesive Dispensing Systems segment increased 3.0% for the nine months ended July 31, 2007 compared to the same period of 2006. Favorable currency effects of 4.1% offset a volume decrease of 1.1%. The decline in sales volume in 2007 can be traced to lower system sales in several geographic regions, most notably the U.S., Japan and Europe. For the nine months ended July 31, 2007, sales of the Advanced Technology Systems segment were up 20.7% over the same period of 2006. This increase consisted of volume increases of 19.3% and 1.4% from favorable currency effects. Acquisitions added 23.8% to sales, offsetting a decrease in base business volume. Within this segment, sales of certain base businesses were impacted by weakness in the semiconductor and electronic assembly markets. Sales of the Industrial Coating and Automotive Systems segment increased 3.9% for the nine months ended July 31, 2007 from the prior year, consisting of a volume increase of 1.6% and favorable currency effects of 2.3%. The volume increase can be traced to higher system sales in Japan and Asia Pacific.

Sales volume for the nine months ended July 31, 2007 was up in all geographic regions, largely influenced by acquisitions. Volume was up 10.6% in Japan, 9.4% in Asia Pacific, 6.6% in the Americas, 4.0% in Europe and 2.0% in the U. S.

Operating Profit

Cost of sales for the three months ended July 31, 2007 was $113.0 million, up from $97.2 million in 2006. Cost of sales for the nine months ended July 31, 2007 was $308.6 million, up from $277.7 million in 2006. The increases were primarily due to sales volume increases. The gross margin percentage was 56.2% for the three months ended July 31, 2007, compared to 56.9% for the comparable period of 2006. For the nine-month period of 2007, the gross margin percentage was 56.1%, compared to 57.3% for the comparable period of 2006. The 2007 gross margin percentages were negatively impacted by purchase accounting adjustments related to acquisitions that reduced margin percentages by approximately 1% for the three and nine- month periods. These adjustments were partially offset by favorable currency effects that increased the gross margin rate by 0.3% for both the three and nine-month periods.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2007 were $103.5 million, up $12.4 million, or 13.6%, from 2006 expenses of $91.1 million. Acquisitions and associated purchase accounting adjustments increased selling and administrative expenses by 8.9%, and currency translation effects increased these expenses by 2.3%. The remainder of the increase was largely due to higher compensation costs in base businesses. Selling and administrative expenses as a percentage of sales increased to 43.8% for the three months ended July 31, 2007 from 43.1% for the comparable period of 2006.

Selling and administrative expenses, excluding severance and restructuring costs, for the nine months ended July 31, 2007 were $290.4 million, up $26.3 million, or 10.0%, from 2006 expenses of $264.1 million. Acquisitions and associated purchase accounting adjustments increased selling and administrative expenses by 6.5%, and currency translation effects increased these expenses by 2.7%. Selling and administrative expenses of base businesses increased 0.8%. Selling and administrative expenses as a percentage of sales increased to 43.9% for the nine months ended July 31, 2007 from 42.7% for the comparable period of 2006.

Operating profit as a percentage of sales was 15.9% for the three months ended July 31, 2007, compared to 16.2% for the three months ended July 31, 2006. For the first nine months of 2007, operating profit as a percentage of sales was 14.7%, down from 16.3% last year. The decreases were primarily the result of purchase accounting adjustments related to acquisitions that reduced the percentages by 1.5% and 1.4% for the three and nine-month periods, respectively.

Nordson Corporation
For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales was 23.3% for the three months ended July 31, 2007, up from 21.8% for the comparable period of 2006. For the nine months ended July 31, 2007, the operating profit percentage was 22.8%, up from 22.6% in 2006. The three and nine month periods of 2007 include $213,000 and $292,000, respectively, of severance and restructuring costs. The nine-month period of 2006 includes $429,000 of severance and restructuring costs. Operating margins in this segment were favorably impacted in 2007 by currency and by changes in sales mix.

Operating profit as a percentage of sales for the Advanced Technology Systems segment decreased to 14.1% for the three months ended July 31, 2007 from 23.7% in 2006 and decreased to 12.6% for the nine months ended July 31, 2007 from 24.5% in 2006. The operating profit of this segment was impacted by the impact of purchase accounting adjustments related to the 2007 acquisitions and by lower sales volume of base businesses, which resulted in lower absorption of fixed expenses. Sales mix also contributed to the decrease in the operating profit percentages from the prior year.

Operating profit as a percentage of sales for the Industrial Coating and Automotive Systems segment was 12.9% in the three months ended July 31, 2007, up from 8.8% for the same period in 2006. For the first nine months of 2007, operating profit as a percentage of sales was 8.2%, compared to a 2.6% in 2006. As a result of restructuring actions begun in 2005, this segment now operates with lower costs and improved operating performance. The three and nine-month periods of 2006 include $208,000 and $1,954,000, respectively, of severance and restructuring costs.

Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2007 was $6.0 million, up from $2.8 million for the three months ended July 31, 2006. For the nine-month period, interest expense was $15.4 million in 2007 compared to $9.6 million in 2006. The increase in the three and nine-month amounts can be traced primarily to borrowings related to the three acquisitions completed in 2007. Interest income for the three months ended July 31, 2007 was $453,000, as compared to $1.0 million in 2006. For the nine months ended July 31, 2007, interest income was $1.0 million, compared to $1.5 million for the same period in 2006. Last year’s income for the three and nine-month periods related primarily to interest associated with an income tax refund.

Other income of $2.2 million for the nine months ended July 31, 2007 included a $2.8 million gain on the sale of real estate. Other income (expense) also included foreign exchange losses of $401,000 in the three months ended July 31, 2007 compared to $588,000 in the three months ended July 31, 2006. For the nine-month period, foreign exchange losses were $1.6 million in 2007 and $1.1 million in 2006.

Income Taxes

The Company’s effective tax rate was 31.8% for the three months ended July 31, 2007, compared to 24.3% for the same period of 2006. The effective tax rate for the nine months ended July 31, 2007 was 33.2%, compared to 30.2% for the nine months ended July 31, 2006. The rate for the three months ended July 31, 2007 was impacted by a favorable adjustment related to prior years. The rate for the nine months ended July 31, 2007 was impacted by a discrete item of $300,000 for the effect of the Tax Relief and Health Care Act of 2006, which was signed into law in the first quarter and provided retroactive reinstatement of a research credit. The rate for the three and nine months ended July 31, 2006 included the impact of a $3.1 million tax refund that was treated as a discrete event.

Nordson Corporation
Net Income
Income from continuing operations for the three months ended July 31, 2007 was $24.5 million, or $.72 per share on a diluted basis, compared to $26.6 million, or $.77 per share on a diluted basis in 2006. Prior year net income for the three months ended July 31, including the effect of discontinued operations, was $24.8 million, or $.72 per diluted share. For the first nine months of 2007, income from continuing operations was $61.1 million, or $1.79 per share on a diluted basis, compared to $68.2 million, or $1.99 per share for the first nine months of 2006. For the nine months ended July 31, 2006, net income, including the effect of discontinued operations, was $62.8 million, or $1.84 per diluted share.
Foreign Currency Effects
In the aggregate, average exchange rates for 2007 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during 2006. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended July 31, 2007 were translated at exchange rates in effect during the same period of 2006, sales would have been approximately $5.7 million lower while third-party costs and expenses would have been approximately $3.7 million lower. If transactions for the nine months ended July 31, 2007 were translated at exchange rates in effect during the same period of 2006, sales would have been approximately $19.7 million lower and third party costs would have been approximately $13.7 million lower.
Financial Condition
During 2007 the Company made three acquisitions that used cash of $281.5 million. Existing lines of credit and cash were used for the purchases. These transactions were the primary reason for the decrease in cash and cash equivalents of $17.9 million during the nine months ended July 31, 2007. In addition to notes payable, other sources were cash provided by operations of $78.9 million, proceeds from the sale of property, plant and equipment of $7.8 million and cash of $8.2 million that was generated by the exercise of stock options. Other uses of cash were dividend payments of $17.6 million and capital expenditures of $25.7 million. Included in the capital expenditures are the purchase of two buildings, one in the U.S. and one in China. The building purchased in the U.S. corresponds with the sale of four buildings and allows for the consolidation of the EFD operation into one building. The building purchased in China will replace a leased facility also located in China.
In July 2007 the Company entered into a $400 million unsecured, multicurrency credit facility with a group of banks that expires in 2012. This facility may be increased to $500 million under certain conditions. This agreement replaced the Company’s existing $300 million facility that was scheduled to expire in 2009. At July 31, 2007, there were $214 million of outstanding borrowings under this facility that were used for current year acquisitions, while no borrowings were outstanding under the previous facility at the end of 2006. Available lines of credit continue to be adequate to meet additional cash requirements over the next year.
During the nine months ended July 31, 2007, accounts receivable, excluding the effect of acquisitions, decreased due to an improvement in days’ sales outstanding. Inventories increased as a result of acquisitions and the traditionally lower level of business activity in the Company’s third fiscal quarter compared to its fourth fiscal quarter. Prepaid expenses increased primarily due to advance payments to vendors and to insurance premiums. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter, and other long-term liabilities increased largely due to higher deferred compensation. The balance in net long-term deferred taxes changed from an asset of $10.0 million at the end of 2006 to a liability of $14.2 million at July 31, 2007. The change was primarily due to deferred tax liabilities related to purchase accounting adjustments.

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
Outlook
The Company expects sales to increase 16% to 20% for the fourth quarter of 2007 compared to 2006. At the mid-point of this range, the increase consists of approximately 3% from core businesses, 12% from acquisitions and 3% from currency. Given the mix of standard parts versus engineered systems, better absorption, and the short-term purchase accounting effect of the TAH acquisition, gross margins in the fourth quarter of 2007 should be approximately 56%. The effective tax rate in the fourth quarter of 2007 is estimated to be 35.4%, compared to 24.0% last year. This outlook would result in diluted earnings per share in the range of $.73 to $.83 for the fourth quarter of 2007, including the effect of purchase accounting adjustments. Earnings per share for the fourth quarter of 2006, reflecting a tax rate of 24.0%, were $.87 per share from continuing operations and $.82 including discontinued operations.
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
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its principal executive officer (Chairman and Chief Executive Officer) and principal financial officer (President, Chief Financial and Administrative Officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2007. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2007 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The FS/RI was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. An Environmental Repair Contract between the PRP’s and the WDNR is expected to be signed in the fourth quarter 2007. Estimated cost to the Company for remediation efforts (Site and clean drinking water) and ongoing operation, maintenance and monitoring (“OMM”) at the Site through fiscal year 2008 is $2,000,000. The Company accrued $2,835,000 of expense in the third quarter of 2006, its best estimate of its obligation with respect to remediation of the Site and providing clean drinking water to impacted residences down gradient of the Site. This amount was recorded in selling and administrative expenses.
The third quarter 2006 accrual brought the total liability balance to $2,970,000. Approximately $970,000 of the liability is classified as long-term, for OMM costs expected to be incurred over the next ten years. The remaining portion is included in other current liabilities. If the Site remediation takes longer than expected and clean drinking water must be provided to more residences than expected, the Company has estimated that it could incur additional obligations of up to $1,000,000.
The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of the

Nordson Corporation
Company’s estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, the Company’s liability could be greater than its current estimate. However, the Company does not expect that the costs associated with remediation will have a material adverse effect on its financial condition or results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2006, the Board of Directors authorized the Company to repurchase up to one million shares of the Company’s common shares on the open market or in privately negotiated transactions. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital.
The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2007:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs	or Programs

May 1, 2007 to May 31, 2007	—	—	—	970
June 1, 2007 to June 30, 2007	19	$49.12	19	951
July 1, 2007 to July 31, 2007	—		—	951

Total	19		19

Nordson Corporation
ITEM 6. EXHIBITS
Exhibit Number:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2007	Nordson Corporation

By: /s/ PETER S. HELLMAN Peter S. Hellman
President, Chief Financial and
Administrative Officer
(Principal Financial Officer)

/s/ GREGORY A. THAXTON Gregory A. Thaxton
Vice President, Controller
(Principal Accounting Officer)