Form 10-K
period 2007-10-31
NORDSON CORP
filed 2007-12-21
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
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

The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of April 30, 2007 was approximately $1,320,022,000.

There were 33,667,062 shares of Common Stock outstanding as of November 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2008 Annual Meeting — Part III

i

ii

PART I

NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all amounts related to U.S. and foreign currency and to the number of Nordson Corporation’s Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Item 1.	Business

General Description of Business
Nordson Corporation is one of the world’s leading manufacturers of equipment used for precision dispensing, testing and inspection, surface preparation and curing. Nordson’s technology-based systems can be found in production facilities around the world. The Company serves many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging and semiconductor industries.

The Company’s strategy for long-term growth is based on a customer-driven focus and a global mindset. Headquartered in Westlake, Ohio, Nordson markets its products through a network of direct operations in 30 countries. Consistent with this strategy, more than two-thirds of the Company’s revenues are generated outside the United States.

Nordson has more than 4,000 employees worldwide. Principal manufacturing facilities are located in the United States in California, Georgia, New Jersey, Ohio and Rhode Island, as well as in China, Germany, India, The Netherlands and the United Kingdom.

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

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units and divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing Company objectives. In addition, employees participate in Lean initiatives to continuously improve the Company’s processes.

Nordson Corporation is an equal opportunity employer.

Nordson is committed to contributing approximately 5 percent of domestic pretax earnings to human services, education and other charitable activities, particularly in communities where the Company has major facilities.

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

Principal Products and Uses
Nordson Corporation is one of the world’s leading manufacturers of equipment used for precision dispensing, testing and inspection, surface preparation and curing. Nordson’s technology-based systems can be found in production facilities around the world. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

Nordson markets its products in the United States and in more than 50 other countries, primarily through a direct sales force and also through qualified distributors and sales representatives. Nordson has built a worldwide reputation for its creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of its customers.

The following is a summary of the products and markets served by the Company’s business segments:

1.	Adhesive Dispensing Systems

This segment delivers Nordson proprietary dispensing technology to diverse markets for applications that commonly reduce material consumption, increase line efficiency and enhance product brand and appearance.

•	Nonwovens — Equipment for applying adhesives, lotions, liquids and fibers to disposable products. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.
•	Packaging — Automated adhesive dispensing systems used in the food and beverage and packaged goods industries. Key strategic markets include food packages, chocolate wrappers and drink containers.
•	Paper and Paperboard Converting — Hot melt and cold glue adhesive dispensing systems for the paper and paperboard converting industries. Key strategic markets include bag and sack manufacturing, bookbinding, envelope manufacturing and folding carton manufacturing.
•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products. Key strategic markets include appliances, automotive components, building and construction materials, electronics and furniture.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries. Key strategic markets include carpet, labels, tapes and textiles.

2.	Advanced Technology Systems

This segment integrates Nordson proprietary product technologies found in progressive stages of a customer’s production process, such as surface preparation, precisely controlled dispensing of material onto the surface, curing of dispensed material, bond testing and X-ray inspection to ensure quality. This segment primarily serves the specific needs of electronic and related high-tech industries.

•	Surface Preparation — Automated gas plasma treatment systems used to clean and condition surfaces for the semiconductor, medical and printed circuit board industries. Key strategic markets include contact lenses, electronics, medical instruments and devices, printed circuit boards and semiconductors.
•	Dispensing Systems — Controlled manual and automated systems for applying materials in customer processes typically requiring extreme precision and material conservation. These systems include piezoelectric and motionless two-component mixing dispensing systems. Key strategic markets include aerospace, electronics (cell phones, liquid crystal displays, micro hard drives, microprocessors, Radio Frequency Identification (RFID) tags, CDs and DVDs), and life sciences (dental and medical devices, including pacemakers and stents).
•	Curing and Drying Systems — Ultraviolet equipment used primarily in curing and drying operations for specialty inks, coatings, semiconductor materials and paints. Key strategic markets include electronics, graphic arts, plastic containers, printed-paper and packaging, semiconductor equipment and wood and medium-density fiberboard (MDF).
•	Bond Testing and Inspection Systems — Testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include electronics (digital music players and cell phones), printed circuit board assemblies and semiconductor packages.

3.	Industrial Coating and Automotive Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials. This segment primarily serves the consumer durables market.

•	Automotive — Automated and manual dispensing systems used to apply materials in the automotive, heavy truck and recreational vehicle manufacturing industries. Key strategic markets include powertrain components, body assembly and final trim applications.
•	Container Coating and Curing — Automated and manual dispensing and curing systems used to coat and cure containers. Key strategic markets include beverage containers and food cans.
•	Liquid Finishing — Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products. Key strategic markets include automotive components, construction, metal shelving and drums.
•	Powder Coating — Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products. Key strategic markets include agriculture and construction equipment, appliances, automotive components, home and office furniture, lawn and garden equipment and wood and metal shelving.

Manufacturing and Raw Materials
Nordson’s production operations include machining and assembly. The Company manufactures specially designed parts and assembles components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. The Company has principal manufacturing operations in the United States in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Carlsbad, California; Robbinsville, New Jersey and East Providence, Rhode Island; as well as in Shanghai and Suzhou, China; Luneburg, Germany; Bangalore, India; Maastricht, The Netherlands and in Slough and Aylesbury, United Kingdom.

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

Seasonal Variation in Business
Generally, the highest volume of sales occurs in the Company’s fourth fiscal quarter due in large part to the timing of our customers’ capital spending programs. First-quarter sales volume is typically the lowest of the year due to customer holiday shutdowns.

Working Capital Practices
No special or unusual practices affect Nordson’s working capital. However, the Company generally requires advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. The Company has initiated a number of new processes focused on reduction of manufacturing lead times. These initiatives have resulted in lower investment in inventory while maintaining the capability to respond promptly to customer needs.

Customers
The Company serves a broad customer base, both in terms of industries and geographic regions. The loss of a single or few customers would not have a material adverse effect on the Company’s business. In fiscal 2007, no single customer accounted for 5 percent or more of sales.

Backlog
The Company’s backlog of open orders from continuing operations increased to $98,135 at October 31, 2007, from $68,637 at October 31, 2006. The increase can be traced to $14,234 from fiscal 2007 acquisitions in the Advanced Technology Systems segment, $11,658 from base businesses (primarily the Adhesive Dispensing Systems segment) and $3,606 from the favorable effects of changes in currency rates. All orders in the fiscal 2007 year-end backlog are expected to be shipped to customers in fiscal 2008.

Government Contracts
Nordson’s business neither includes nor depends upon a significant amount of governmental contracts or subcontracts. Therefore, no material part of the Company’s business is subject to renegotiation or termination at the option of the government.

Competitive Conditions
Nordson equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, finishing, coating, testing and inspection techniques. Any production process that requires surface preparation or modification, application of material to a substrate or surface, curing or testing and inspection is a potential use for Nordson equipment.

Many factors influence the Company’s competitive position, including pricing, product quality and service. Nordson enjoys a leadership position in its business segments by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to Nordson’s leadership position. Nordson’s worldwide network of direct sales and technical resources also is a competitive advantage.

Research and Development
Investments in research and development are important to Nordson’s long-term growth, enabling the Company to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. The Company places strong emphasis on technology developments and improvements through its internal engineering and research teams. Research and development expenses related to continuing operations were approximately $35,432 in fiscal 2007, compared with approximately $25,336 in fiscal 2006 and $22,341 in fiscal 2005.

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

We believe that we have properly designed our policies, practices and procedures to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense. We believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Except for the disclosure in Item 3, Legal Proceedings, compliance with federal, state and local environmental protection laws during fiscal 2007 had no material effect on the Company’s capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees
As of October 31, 2007, Nordson had 4,089 full- and part-time employees, including 146 at the Company’s Amherst, Ohio, facility that are represented by a collective bargaining agreement that expires on October 31, 2010. No material work stoppages have been experienced at any of the Company’s facilities during any of the periods covered by this report.

Available Information
The Company’s proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at http://www.nordson.com/investors/SEC/ as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Barbara Price, Manager, Shareholder Relations, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

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
In fiscal 2007, 31 percent of the Company’s revenue was derived from domestic customers while 69 percent was derived from international customers. The Company’s largest markets include appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging and semiconductor. A slowdown in any of these specific end markets could directly affect the Company’s revenue stream and profitability.

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
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the United States. In fiscal 2007, approximately 69 percent of our total sales were to customers outside the U.S. We expect that international operations and U.S. export sales will continue to be important to our business for the foreseeable future. Both the sales from international operations and U.S. export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of economic instability;

•	unanticipated or unfavorable circumstances arising from host country laws or regulations;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	international customers with longer payment cycles than customers in the United States;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from foreign labor and political disturbances;

•	the imposition of tariffs, import or export licensing requirements;

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.

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

In addition, an acquisition could adversely impact the Company’s operating performance as a result of the incurrence of acquisition-related debt, acquisition expenses, or the amortization of acquisition-acquired assets.

We may also face liability with respect to acquired businesses for violations under environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification from the sellers from which we acquired these businesses. We could also incur significant costs, including, but not limited to, remediation costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

Our inability to protect our intellectual property rights could adversely affect product sales and financial performance.
Difficulties in acquiring and maintaining our intellectual property rights could also adversely affect the Company’s business and financial position. Our performance may depend in part on our ability to establish, protect and enforce intellectual property rights with respect to our patented technologies and proprietary rights and to defend against any claims of infringement. These activities involve complex and constantly evolving legal, scientific and factual questions and uncertainties. The Company’s ability to compete effectively with other companies depends in part on its ability to maintain and enforce the Company’s patents and other proprietary rights, which are essential to its business. These measures afford only limited protection and may not in all cases prevent our competitors from gaining access to our intellectual property and proprietary information.

Litigation has been and may continue to be necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets and to determine the validity and scope of the Company’s proprietary rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. If a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If we are unable to timely obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties. This may not always be possible or, if possible, may be time consuming and expensive. Intellectual property litigation, whether successful or unsuccessful, could be expensive to us and divert some of our resources. Our intellectual property rights may not be as valuable as we believe, which could result in a competitive disadvantage or adversely affect our business and financial performance.

Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, the British Pound and the Yen. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The majority of our consolidated revenues in fiscal 2007 were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the U.S. dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

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

In addition, our credit facilities require us to meet financial ratios, including debt to consolidated EBITDA (both as defined in the credit facility) and consolidated EBITDA to interest expense (as defined in the credit facility).

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
Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2007, we had $346,939 of total debt outstanding, of which approximately 86 percent was priced at interest rates that float with the market. A 1 percent increase in the interest rate on the floating rate debt in fiscal 2007 would have resulted in approximately $2,313 of additional interest expense. A higher level of floating rate debt would increase the exposure discussed above. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The Company may, from time to time, post financial or other information on its Web site, http://www.nordson.com/Investors/. The Internet address is for informational purposes only and is not intended for use as a hyperlink. The Company is not incorporating any material on its Web site into this Report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the Company’s principal properties as of its fiscal 2007 year end.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building	134,000
East Providence, Rhode Island (2)(a)	A manufacturing, warehouse and office building	116,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(2)	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey(2)	A manufacturing, warehouse and office building (leased)	88,000
East Providence, Rhode Island(2)(a)	A manufacturing, warehouse and office complex (leased)	75,000
Westlake, Ohio	Corporate headquarters	68,000
Swainsboro, Georgia (1)	A manufacturing building	59,000
Lincoln, Rhode Island(2)(a)	A manufacturing building (leased)	44,000
Vista, California(2)	A manufacturing building (leased)	41,000
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Shanghai, China(1)(3)	A manufacturing, warehouse and office building (leased)	92,000
Erkrath, Germany(1)(2)(3)	An office, laboratory and warehouse building (leased)	63,000
Shanghai, China(1)(2)(3)	An office and laboratory building	54,000
Maastricht, The Netherlands(1)(2)(3)	A manufacturing, distribution center and office building (leased)	48,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Milano, Italy(1)(3)	An office, laboratory and warehouse building (leased)	41,000
Slough, U.K.(2)	A manufacturing, warehouse and office building (leased)	33,000
Aylesbury, U.K.(2)	Two manufacturing, warehouse and office buildings (leased)	32,000
Lagny Sur Marne, France(1)(3)	An office building (leased)	29,000
Mexico City, Mexico(1)(2)(3)	A warehouse and office building (leased)	23,000
Suzhou, China(2)	A manufacturing, warehouse and office building (leased)	22,000
Bangalore, India(1)(2)(3)	A manufacturing, warehouse and office building	16,000
Singapore(1)(2)(3)	A warehouse and office building (leased)	7,000

Business Segment — Property Identification Legend

1 — Adhesive Dispensing Systems

2 — Advanced Technology Systems

3 — Industrial Coating and Automotive Systems

a — During fiscal 2007, the Company sold its 75,000 square foot complex in East Providence, Rhode Island and its 44,000 square foot facility in Lincoln, Rhode Island and purchased a 116,000 square foot facility in East Providence, Rhode Island. The two sold properties are being leased back and used for production until the newly purchased facility is ready for use. At that time, the lease will be terminated.

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

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study/Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. The Company accrued $2,835 of expense in the third quarter of fiscal 2006, its best estimate of its obligation. This amount was recorded in selling and administrative expenses. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008. The amount recorded in accrued liabilities is $1,858, and the remaining $1,150 of the liability is classified as long-term.

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

None.

Executive Officers of the Company

The executive officers of the Company as of October 31, 2007, were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	57	1988	Chairman of the Board of Directors and Chief Executive Officer, 2004
			President and Chief Executive Officer, 1997
Peter S. Hellman	58	2000	President, Chief Financial and Administrative Officer, 2004
			Executive Vice President, Chief Financial and Administrative Officer, 2000
Robert A. Dunn Jr.	60	1997	Senior Vice President, 2007
			Vice President, 1997
John J. Keane	46	2003	Senior Vice President, 2005
			Vice President, 2003
			Vice President, Packaging and Product Assembly Systems, 2000
Douglas C. Bloomfield	48	2005	Vice President, 2005
			Vice President, Automotive and UV, North American Division, 2003
			Vice President, Automotive, North American Division, 2000
Bruce H. Fields	56	1992	Vice President, Human Resources, 1992
Michael Groos	56	1995	Vice President, 1995
Peter G. Lambert	47	2005	Vice President, 2005
			Vice President, Packaging and Product Assembly, 2003
			Director, Corporate Development and Global Business Information, 2001
Gregory P. Merk	36	2006	Vice President, 2006
			General Manager, Latin America South, 2000
Shelly M. Peet	42	2007	Vice President, Chief Information Officer, 2007
			Director, Corporate Information Services and Chief Information Officer, 2003
Gregory A. Thaxton	46	2007	Vice President, Controller, 2007
			Corporate Controller and Chief Accounting Officer, 2006 Group Controller, 2000
Robert E. Veillette	55	2007	Vice President, General Counsel and Secretary, 2007
			Secretary and Assistant General Counsel, 2002
			Assistant General Counsel and Assistant Secretary, 1995

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
(a) The Company’s Common Shares are listed on the NASDAQ Global Select Market under the symbol NDSN. As of November 30, 2007, there were approximately 2,040 registered shareholders. The table below is a summary of dividends paid per Common Share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of fiscal years 2007 and 2006. The price-earnings ratios reflect average market prices relative to trailing four-quarter total earnings per share from continuing operations.

		Common
	Dividend	Share Price		Price-Earnings
Fiscal Quarters	Paid	High	Low	Ratio

2007:
First	$.175	$52.10	$43.57	17.1
Second	.175	57.65	44.39	18.8
Third	.175	54.45	44.33	18.6
Fourth	.175	56.32	44.63	19.0
2006:
First	$.165	$46.96	$36.51	18.6
Second	.165	53.64	43.44	20.1
Third	.17	57.81	40.80	18.7
Fourth	.17	48.35	38.70	16.4

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Repurchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Repurchased	per Share	or Programs(1)	Plans or Programs

August 1, 2007 to August 31, 2007	4	$48.88	4	947
September 1, 2007 to September 30, 2007	53	$49.23	53	894
October 1, 2007 to October 31, 2007	33	$53.08	33	861

Total	90		90

(1)	In October 2006, the board of directors authorized the Company to repurchase, until October 2009, up to 1,000 of the Company’s Common Shares on the open market or in privately negotiated transactions.

Performance Graph
The following is a graph that compares the five-year cumulative return from investing $100 on November 1, 2002 in each of Nordson Common Shares, the MidCap 400 Index and the S&P MidCap 400 Industrial Machinery Index. Total return assumes reinvestment of dividends.

TOTAL SHAREHOLDER RETURNS
INDEXED RETURNS

	2002	2003	2004	2005	2006	2007
NORDSON CORPORATION	100.00	108.19	139.15	150.99	189.12	222.87
S&P MIDCAP 400	100.00	130.73	145.16	170.78	193.72	226.69
S&P MIDCAP 400 INDUSTRIAL MACHINERY INDEX	100.00	129.27	155.21	166.54	207.65	269.93

Item 6.	Selected Financial Data

Five-Year Summary

(In thousands except for per-share amounts)	2007	2006	2005	2004	2003

Operating Data(a)
Sales	$993,649	892,221	832,179	771,450	659,616
Cost of sales	$439,804	379,800	362,824	334,302	291,297
% of sales	44	43	44	43	44
Selling and administrative expenses	$401,294	362,179	337,782	318,562	286,900
% of sales	40	41	41	41	43
Severance and restructuring costs	$409	2,627	875	—	2,028
Operating profit	$152,142	147,615	130,698	118,586	79,391
% of sales	15	17	16	15	12
Income from continuing operations	$90,692	97,667	84,510	68,307	41,807
% of sales	9	11	10	9	6
Financial Data(a)
Working capital	$(99,990)	105,979	61,642	167,362	65,708
Net property, plant and equipment and other non-current assets	$801,916	475,586	476,810	476,276	489,436
Total invested capital	$701,926	581,565	538,452	643,638	555,144
Total assets	$1,211,840	822,890	790,417	840,548	766,806
Long-term liabilities	$170,809	151,037	207,540	240,305	255,035
Shareholders’ equity	$531,117	430,528	330,912	403,333	300,109
Return on average invested capital — %(b)	17	20	16	14	8
Return on average shareholders’ equity — %(c)	19	26	21	19	15
Per-Share Data(a)
Basic earnings per share from continuing operations	$2.70	2.93	2.37	1.92	1.24
Diluted earnings per share from continuing operations	$2.65	2.86	2.31	1.87	1.23
Dividends per common share	$0.70	0.67	0.645	0.625	0.605
Book value per common share	$15.76	12.89	10.05	11.12	8.82
Average common shares	33,547	33,365	35,718	35,489	33,703
Average common shares and common share equivalents	34,182	34,180	36,527	36,546	33,899

(a)	See accompanying Notes to Consolidated Financial Statements

(b)	Income from continuing operations plus interest on long-term liabilities net of income taxes as a percentage of total assets less current liabilities

(c) Income from continuing operations as a percentage of shareholders’ equity

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

Revenue Recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in fiscal years 2007, 2006 and 2005 were not material.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At October 31, 2007, and October 31, 2006, goodwill represented 47 percent and 40 percent, respectively, of the Company’s total assets. The majority of the goodwill resulted from the acquisition of Dage Holdings, Limited in fiscal 2007 and EFD Inc. in fiscal 2001. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. The estimated fair value of a reporting unit is determined by applying appropriate discount rates to estimated future cash flows and terminal value amounts for the reporting units. The results of the Company’s analyses indicated no impairment of goodwill exists.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 28 percent of the Company’s consolidated inventories at October 31, 2007, and 37 percent at October 31, 2006, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, the Company tests its inventory for technical obsolescence, as well as for future demand and changes in market conditions. The Company has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. The Company also maintains inventory reserves for inventory used for demonstration purposes. Amounts expensed related to inventory reserves were $2,725, $2,210 and $2,896 in fiscal years 2007, 2006 and 2005, respectively. The reserve balance was $11,117, $7,499 and $7,126 at the end of fiscal years 2007, 2006 and 2005, respectively. The fiscal 2007 increase is traced to acquisitions and currency changes.

Pension Plans and Postretirement Medical Plan — The measurement of liabilities related to the Company’s pension plans and postretirement medical plan is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions and health care cost trend rates.

Effective October 31, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). This Statement requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Changes in the funded status of the plans are recognized in the year in which the change occurs through accumulated other comprehensive income. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FAS No. 87, Employers’ Accounting for Pensions and FAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects.

The weighted-average discount rate used to determine the present value of the Company’s domestic pension plan obligations was 6.25 percent at October 31, 2007, compared to 6.00 percent at October 31, 2006. The discount rate for these plans, which comprised 75 percent of the worldwide pension obligations at October 31, 2007, was based on quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled. The weighted-average discount rate used to determine the present value of the Company’s various international pension plan obligations was 5.00 percent at October 31, 2007, compared to 4.28 percent at October 31, 2006. The discount rates used for the international plans were determined by using quality fixed income investments.

In determining the expected return on plan assets, the Company considers both historical performance and an estimate of future long-term rates of return on assets similar to those in the Company’s plans. The Company consults with and considers the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets was 8.48 percent for fiscal year 2007 8.50 percent for fiscal 2006. The average expected rate of return on international pension assets decreased to 4.99 percent in fiscal 2007 from 5.41 percent in fiscal 2006.

The assumed rate of compensation increases for domestic employees was 3.30 percent in fiscal 2007, the same as fiscal 2006. The assumed rate of compensation increases for international employees was 3.36 percent in fiscal 2007, compared to 3.13 percent in fiscal 2006.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation increased from 6.00 percent at October 31, 2006, to 6.25 percent at October 31, 2007. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 8.00 percent in fiscal 2008, decreasing gradually to 5.00 percent in fiscal 2011. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	1% Point Increase	1% Point Decrease

Effect on total service and interest cost components in fiscal 2007	$622	$(499)
Effect on postretirement obligation as of October 31, 2007	$6,173	$(5,041)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

The Company expects that pension and postretirement expenses in fiscal 2008 will be approximately $2,000 lower than fiscal 2007, primarily reflecting changes in actuarial assumptions.

Financial Instruments — Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in “other — net” within other income (expense) on the Consolidated Statement of Income.

Warranties — The Company provides customers with a product warranty that requires the Company to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, the Company relies primarily on historical warranty claims by product sold. Amounts charged to the warranty reserve were $5,702, $6,092 and $4,090 in fiscal years 2007, 2006 and 2005, respectively. The reserve balance was $5,784, $4,917 and $3,989 at the end of fiscal years 2007, 2006 and 2005, respectively.

Long-Term Incentive Compensation Plan (LTIP) — Under the long-term incentive compensation plan, executive officers and selected other employees receive cash or stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company equals or exceeds certain threshold performance objectives.

For the fiscal 2005-2007 performance period, payouts will be in cash based upon the share price of the Company’s Common Shares on October 31, 2007.

Over the three-year performance period, costs were accrued based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered, along with changes in value of the Company’s Common Shares. The method of estimating accrual amounts was revised upon adoption of FAS 123(R), however the cumulative effect of the change was not material. The accrual for this performance period continues to be classified as accrued liabilities. At October 31, 2007, the liability for the plan originating in fiscal 2005 was $3,590.

For the fiscal 2006-2008 and the fiscal 2007-2009 performance periods, payouts will be in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the weighted-average value of the Company’s Common Shares at the dates of grant. These payouts are recorded as capital in excess of stated value in shareholders’ equity. The amount recorded at October 31, 2007 for the plans originating in fiscal years 2006 and 2007 was $4,721.

Compensation expense attributable to all LTIP performance periods for fiscal years 2007, 2006 and 2005 was $4,606, $5,456 and $4,237, respectively.

Discontinued Operations
On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer Ltd. for $5,966. The Fiber Systems Group was acquired in fiscal 1998 as part of the acquisition of J&M Laboratories as a means of expanding the Adhesive Dispensing Systems segment. However, due to the changing competitive environment, the Fiber Systems Group did not meet the Company’s financial performance objectives. The sale enabled the Company to concentrate its activities on better performing or faster growing product lines. Proceeds of $5,411 were received on the closing date, with the remaining $555 to be paid over an 18-month period following the closing date. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Sales of the discontinued operations were $5,919 and $6,983 for fiscal years 2006 and 2005, respectively. The net loss from operations was $9,882 and $6,172 for fiscal years 2006 and 2005, respectively. Included in the fiscal 2006 loss from discontinued operations was severance expense of $699 related to 27 employees of the Fiber Systems Group that were not hired by Saurer Ltd. Also, included in the fiscal 2006 loss from discontinued operations is the recognition of an impairment of an intangible asset of $2,630. A gain of $2,813 was recognized on the sale of the assets. The net tax benefit of $1,872 on disposal is the result of $2,867 tax expense on one-time gains resulting from the disposal, offset by $4,739 tax benefit resulting from an excess of tax basis over book basis in Fiber Systems Group assets.

Fiscal Years 2007 and 2006
Sales — Worldwide sales for fiscal 2007 were $993,649, an increase of 11.4 percent from fiscal 2006 sales of $892,221. Acquisitions accounted for 7.9 percentage points of the growth, while sales volume of base businesses increased 0.1 percent. Favorable currency effects caused by the weaker U.S. dollar increased sales by an additional 3.4 percent.

Historically, the Company reported its results in three operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Finishing and Coating Systems. In the third quarter of fiscal 2007, the Company announced an organizational restructuring in which the portion of the Adhesive Dispensing Systems segment serving the automotive industry was combined with the Finishing and Coating Systems segment to form the newly named Industrial Coating and Automotive Systems segment. The operations of this segment are headquartered in Amherst, Ohio, are managed by the same executive and share certain resources (engineering, sales and factories). Prior fiscal year results have been reclassified to reflect the segment change.

All three segments reported higher sales volume in fiscal 2007 compared to fiscal 2006. Sales of the Adhesive Dispensing Systems segment were $509,568 in fiscal 2007, an increase of $30,710, or 6.4 percent, from fiscal 2006. Sales volume was up 1.7 percent, while currency effects increased reported sales by 4.7 percent. The increase in sales volume can be traced to higher system sales in several geographic regions, most notably Asia Pacific. Sales of the Advanced Technology Systems segment were $300,719 in fiscal 2007, an increase of $61,461, or 25.7 percent from fiscal 2006. Acquisitions generated a volume increase of 29.3 percent, while sales volume of base product lines was down 5.0 percent. Favorable currency translation rates contributed 1.4 percent to sales growth within this segment. Sales within this segment were impacted by weakness in the semiconductor and electronic assembly markets. Industrial Coating and Automotive Systems segment sales in fiscal 2007 were $183,362, an increase of $9,257, or 5.3 percent, from the prior year. This increase can be traced to a volume increase of 2.7 percent and favorable currency effects of 2.6 percent. The volume increase can be traced to higher system sales in Japan and Asia Pacific.

It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Sales outside the United States accounted for 69.3 percent of total fiscal 2007 sales, up from 67.4 percent in fiscal 2006. Sales volume in fiscal 2007 exceeded that of fiscal 2006 in all five geographic regions, largely driven by acquisitions. Sales volume was up 14.1 percent in Japan, 11.4 percent in the Americas, 11.3 percent in Asia, 7.2 percent in Europe and 4.7 percent in the United States. Currency affects favorably impacted sales in the Americas, Asia and Europe regions but negatively impacted sales in Japan.

Operating profit — Cost of sales in fiscal 2007 was $439,804, up 15.8 percent from fiscal 2006, due primarily to the increase in sales volume. Currency effects increased cost of sales by 2.8 percent. Gross margins, expressed as a percent of sales, decreased to 55.7 percent in fiscal 2007 from 57.4 percent in fiscal 2006. The fiscal 2007 percentage was negatively impacted by short-term inventory purchase accounting adjustments related to the acquisitions that reduced the margin percentage by approximately 0.9 percent. These adjustments were partially offset by favorable currency effects that increased the gross margin rate by 0.3 percent. Changes in product mix also contributed to the overall margin percentage decrease.

Selling and administrative expenses, excluding severance and restructuring costs, were $401,294 in fiscal 2007, an increase of $39,115, or 10.8 percent, from fiscal 2006. Acquisitions and associated purchase accounting adjustments for property, plant and equipment and intangible assets increased selling and administrative expenses by 6.9 percent, and currency translation effects increased these expenses by 2.8 percent. The remainder of the increase was largely due to higher compensation and product development costs. Selling and administrative expenses as a percentage of sales decreased to 40.4 percent in fiscal 2007 from 40.6 percent in fiscal 2006, reflecting ongoing Lean efforts and revenue increases that were supported by existing capacity.

Operating profit margins, expressed as a percent of sales, decreased to 15.3 percent in fiscal 2007 from 16.5 percent in fiscal 2006. Purchase accounting adjustments for inventory; property, plant and equipment; and intangible assets associated with fiscal 2007 acquisitions reduced operating profit margins by 1.2 percent.

Segment operating profit margins in fiscal years 2007 and 2006 were as follows:

Segment	2007	2006

Adhesive Dispensing Systems	23.2%	22.8%
Advanced Technology Systems	13.5%	23.8%
Industrial Coating and Automotive Systems	9.6%	5.9%

Operating capacity for each of our segments can support increases or decreases in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each of our segments were favorably impacted from a weaker dollar during the year.

Operating profit as a percentage of sales for the Adhesive Dispensing Systems segment was 23.2 percent, up from 22.8 percent in fiscal 2006. The increase can be traced to the increased sales volume and to favorable currency rates. In March 2007, the Company announced that it would close a manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 36 affected employees will be approximately $541 and are being recorded over the future service period of April 2007 through March 2008. The expense amount recorded in fiscal 2007 was $433.

During fiscal 2006, the Company realigned the management of its Adhesive Dispensing Systems segment, which resulted in the elimination of nine positions. These actions better positioned the segment to achieve its growth objectives. Total costs recorded in fiscal 2006 attributable to the position eliminations were $429.

Operating profit as a percentage of sales for the Advanced Technology Systems segment decreased to 13.5 percent in fiscal 2007 from 23.8 percent in fiscal 2006. The operating profit of this segment was impacted by approximately $11,800 of purchase accounting adjustments for inventory; property, plant and equipment; and intangible assets related to the fiscal 2007 acquisitions and by reduced demand in certain end markets, which resulted in lower absorption of fixed expenses. Sales mix also contributed to the decrease in the operating profit percentage from the prior year. In an effort to improve efficiencies in operations serving the curing and drying market, the Company eliminated 13 positions in the Advanced Technology Systems segment second half of fiscal 2006. Total costs attributable to the position eliminations were $380.

Operating profit as a percentage of sales for the Industrial Coating and Automotive Systems segment was 9.6 percent in fiscal 2007, up from 5.9 percent in fiscal 2006. The improvement in the operating profit percentage is primarily due to sales volume increasing at a rate greater than operating costs. In addition, during the fourth quarter of fiscal 2005, the Company began a number of restructuring actions to improve performance and reduce costs in this segment. These actions, which included operational consolidations and approximately 60 personnel reductions, were completed in the fourth quarter of fiscal 2006. As a result of these actions, this segment now operates with lower costs and improved operating performance. The fiscal 2006 results include $1,818 of severance and restructuring costs.

Interest and other income (expense) — Interest expense in fiscal 2007 was $21,542, an increase $9,525, or 79.3 percent from fiscal 2006 due to higher borrowing levels resulting from the four acquisitions made during fiscal 2007. Interest and investment income in fiscal 2007 was $1,505, down from $1,867 in the prior year. The prior year amount included income of $898 from an income tax refund. Other income was $3,617 in fiscal 2007, as opposed to other expense of $1,031 in fiscal 2006. The current year amount included a $3,038 gain on the sale-leaseback of real estate. Included in other income (expense) are currency losses of $1,028 in fiscal 2007 and $1,796 in fiscal 2006.

Income taxes — The Company’s effective income tax rate on continuing operations was 33.2 percent in fiscal 2007, up from 28.4 percent in fiscal 2006. The fiscal 2006 rate reflects the approval by the Joint Committee on Taxation of an income tax refund of approximately $3,100. The increase in the effective tax rate is also due to higher tax rates on foreign income and a lower extraterritorial income exclusion.

Net income — Income from continuing operations was $90,692, or $2.65 per diluted share in fiscal 2007. This compares to income from continuing operations of $97,667, or $2.86 per diluted share in fiscal 2006. This represents a 7.1 percent decrease in income from continuing operations and a 7.3 percent decrease in earnings per share from continuing operations. Net income, including discontinued operations, was $90,598, or $2.65 per diluted share in fiscal 2006.

Recently issued accounting standards — In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154). This Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Company adopted FAS 154 in fiscal 2007. The adoption had no effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. The Company will adopt FIN 48 in the first quarter of fiscal 2008. The Company has not yet determined the impact of adoption on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158) an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur in other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As discussed in Note 4, the Company adopted the requirement to recognize the funded status of its defined benefit postretirement plans and the disclosure requirements of FAS 158 as of October 31, 2007. The effect of adopting FAS 158 on individual line items of the Company’s balance sheet is disclosed in Note 4. The adoption did not impact the Company’s results of operations or cash flows. The Company previously complied with the requirement to measure plan assets and benefit obligations as of the date its fiscal year-end statement of financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 in fiscal 2007. The adoption had no effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The Company must adopt FAS 141(R) in fiscal 2010 and has not yet determined the impact of adoption on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company must adopt FAS 160 in fiscal 2010 and has not yet determined the impact of adoption on its results of operations or financial position.

Fiscal Years 2006 and 2005
Sales — Worldwide sales for fiscal 2006 were $892,221, an increase of 7.2 percent from fiscal 2005 sales of $832,179. Sales volume increased 8.5 percent, offset by unfavorable currency effects of 1.3 percent related to the stronger U.S. dollar.

The Company is organized into three business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Industrial Coating and Automotive Systems. All three reported higher sales volume in fiscal 2006 compared to fiscal 2005. Sales of the Adhesive Dispensing Systems segment were $478,959 in fiscal 2006, an increase of $19,563, or 4.3 percent, from fiscal 2005. Sales volume was up 6.3 percent, while currency effects reduced reported sales by 2.0 percent. Sales of the Advanced Technology Systems segment were $239,258 in fiscal 2006, an increase of $39,451, or 19.7 percent from fiscal 2005. Sales volume increased 20.1 percent, while currency effects reduced sales by 0.4 percent. Within this segment, the sales volume increase was attributable to strength in the electronics market in Asia Pacific. Industrial Coating and Automotive Systems segment sales in fiscal 2006 were $174,105, an increase of $1,028, or 0.6 percent, from the prior year. This increase can be traced to a volume increase of 1.4 percent offset by negative currency effects of 0.8 percent. Volume increases were seen throughout this segment, except for automotive, with liquid system sales being particularly strong. It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Sales outside the United States accounted for 67.4 percent of total fiscal 2006 sales, up slightly from 66.5 percent in fiscal 2005. Sales volume in fiscal 2006 exceeded that of fiscal 2005 in all five geographic regions, with the largest increase generated in the Asia Pacific region, where sales volume increased 27.4 percent. Sales volume was up 4.4 percent in the United States, 6.8 percent in the Americas, 7.6 percent in Europe and 3.8 percent in Japan. These increases can be traced largely to the Advanced Technology Systems segment.

Operating profit — Cost of sales in fiscal 2006 was $379,800, up 4.7 percent from fiscal 2005, due primarily to a volume increase of 5.5 percent, offset by currency effects that reduced cost of sales by 0.8 percent. Gross margins, expressed as a percent of sales, increased to 57.4 percent in fiscal 2006 from 56.4 percent in fiscal 2005. The increase was driven by favorable product mix and productivity improvements. Currency effects reduced the margin rate by approximately 0.3 percent.

Selling and administrative expenses were $362,179 in fiscal 2006, an increase of $24,397, or 7.2 percent, from fiscal 2005. The increase is primarily due to compensation increases and higher employee benefit costs. Other charges totaling $6,510 for stock option expense and for remediation costs related to a Wisconsin landfill also impacted fiscal 2006 selling and administrative expenses. Selling and administrative expenses were 40.6 percent of sales in both fiscal years 2006 and 2005, reflecting ongoing Lean efforts and revenue increases that were supported by existing capacity. Currency effects reduced selling and administrative expenses by 1.0 percent.

Effective in fiscal 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified prospective transition method, resulting in stock option expenses of $3,675 for the year. Under the modified prospective transition method, compensation costs in fiscal 2006 include cost for options granted prior to but not vested as of October 31, 2005, and unvested options granted in fiscal 2006. Compensation expense is being recognized in selling and administrative expenses on a straight-line basis over the total requisite service period of each option grant. Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant.

The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and providing clean drinking water to the affected residential properties down gradient of the Site. The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. The Company accrued $2,835 of expense in the third quarter of fiscal 2006, its best estimate of its obligation with respect to remediation of the Site and constructing a potable water delivery system serving the impacted area down gradient of the Site. This amount was recorded in selling and administrative expenses.

Operating profit margins, expressed as a percent of sales, were 16.5 percent in fiscal 2006 compared to 15.7 percent in fiscal 2005. Segment operating profit margins in fiscal years 2006 and 2005 were as follows:

Segment	2006	2005

Adhesive Dispensing Systems	22.8%	22.5%
Advanced Technology Systems	23.8%	20.8%
Industrial Coating and Automotive Systems	5.9%	2.7%

Operating capacity for each of our segments can support increases or decreases in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each of our segments were negatively impacted from a stronger dollar during the year.

During the second quarter of fiscal 2006, the Company realigned the management of its Adhesive Dispensing Systems segment, which resulted in the elimination of nine positions. These actions better positioned the segment to achieve its growth objectives. Total costs attributed to the position eliminations were $429.

Sales volume of the Advanced Technology Systems segment improved at a rate greater than operating costs, resulting in an increase in the operating profit percentage. In an effort to improve efficiencies in operations serving the curing and drying market, the Company eliminated 13 positions in the Advanced Technology Systems segment second half of fiscal 2006. Total severance costs of $380 were paid in fiscal 2006.

The improvement in the Industrial Coating and Automotive Systems segment operating profit is primarily due to sales volume increasing at a rate greater than operating costs. In addition, during the fourth quarter of fiscal 2005, the Company began a number of restructuring actions to improve performance and reduce costs in this segment. These actions, which included operational consolidations and approximately 60 personnel reductions, were completed in the fourth quarter of fiscal 2006. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. Total restructuring costs were $2,693, of which $875 was recorded in the fourth quarter of fiscal 2005, and the remainder was recorded in fiscal 2006.

Substantially all of the $2,693 of expense was associated with cash expenditures for severance payments to terminated employees.

Interest and other income (expense) — Interest expense in fiscal 2006 was $12,017, a decrease of 13.1 percent from fiscal 2005 due to lower borrowing levels. Interest and investment income in fiscal 2006 was $1,867, up from $1,826 in the prior year. Interest income of $898 on an income tax refund in fiscal 2006 was offset by lower interest income from cash equivalents and marketable securities. Other expense was $1,031 in fiscal 2006, as opposed to other income of $1,586 in fiscal 2005. Included in these amounts were currency losses of $1,796 in fiscal 2006, and $705 in fiscal 2005.

Income taxes — The Company’s effective income tax rate on continuing operations was 28.4 percent in fiscal 2006, down from 29.7 percent in fiscal 2005. The fiscal 2006 rate reflects the approval by the Joint Committee on Taxation of an income tax refund of approximately $3,100, which was treated as a discrete event in the third quarter. The fiscal 2005 tax rate was impacted by the reversal of a valuation allowance on foreign tax credits of $7,367, offset somewhat by a lower extraterritorial income exclusion and a higher state income tax provision.

Net income — Income from continuing operations was $97,667, or $2.86 per diluted share in fiscal 2006. This compares to income from continuing operations of $84,510, or $2.31 per diluted share in fiscal 2005. This represents a 15.6 percent increase in income from continuing operations and a 23.8 percent increase in earnings per share from continuing operations. The per-share increase was impacted by the repurchase of approximately 10 percent of the Company’s outstanding common shares in September 2005. Net income, including discontinued operations was $90,598, or $2.65 per diluted share in fiscal 2006, compared to $78,338, or $2.14 per diluted share in fiscal 2005.

Liquidity, Capital Expenditures and Sources of Capital
During fiscal 2007 the Company made four acquisitions that used cash of $325,245. Existing lines of credit and cash were used for the purchases. These transactions were the primary reason for the decrease in cash and cash equivalents of $17,723 during fiscal 2007.

Cash generated by operations in fiscal 2007 was $124,248, up from $120,024 last year. The primary sources of cash were net income and non-cash expenses offset by changes in operating assets and liabilities. The increase in year-end receivables is traced to significantly higher sales in the fourth quarter of fiscal 2007 compared to fiscal 2006. The inventory increase is primarily due to acquisitions. Net long-term deferred taxes decreased during fiscal 2007 largely as a result of recording deferred tax liabilities related to acquisition purchase accounting adjustments. Other noncurrent assets increased due to the funding of a deferred compensation obligation.

In fiscal 2007, the Company adopted FAS 158. This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur in other comprehensive income. The adoption of FAS 158 resulted in an increase of $25,384 in long-term pension and retirement obligations, an increase of $13,113 in postretirement obligations and a decrease of $8,895 in current liabilities. Within long-term liabilities, other liabilities increased primarily due to higher deferred compensation.

Cash used by investing activities was $348,109 in fiscal 2007, compared to $7,195 in fiscal 2006. In addition to acquisitions, which used $325,245 of cash, capital expenditures increased from $13,610 last year to $31,017 in fiscal 2007. Included in the capital expenditures are the purchase of two buildings, one in the U.S. and one in China. The building purchased in the U.S. permits the consolidation of the Company’s Rhode Island operations into one location. The building purchased in China replaced a leased facility also located in China. The remainder of the fiscal 2007 capital expenditures was concentrated on global information systems and on machinery and equipment in China. In fiscal 2006, cash of $5,411 was generated from the sale of the Fiber Systems Group.

Cash provided by financing activities in fiscal 2007 was $202,224. Net proceeds of $281,293 from short-term borrowings were used for four acquisitions, capital expenditures, scheduled repayments of $54,290 of long-term debt, dividend payments to shareholders of $23,481, and the repurchase $9,090 of the Company’s Common Shares. Total dividend payments increased $1,109 from fiscal 2006 due to an increase in the per-share amount of 4.5 percent from fiscal 2006. Issuance of Common Shares related to the exercise of stock options generated $9,264 of cash.

The following table summarizes the Company’s obligations as of October 31, 2007:

	Payments Due by Period
		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$47,130	$24,290	$8,580	$14,260	$—
Capital lease obligations	17,027	6,856	6,232	767	3,172
Operating leases	36,556	10,730	12,110	5,549	8,167
Notes payable	299,809	299,809	—	—	—
Interest payments on long-term debt	6,536	2,614	3,342	580	—
Contributions related to pension and postretirement benefits*	13,000	13,000	—	—	—
Purchase obligations	43,148	42,684	464	—	—

Total obligations	$463,206	$399,983	$30,728	$21,156	$11,339

*Pension and postretirement plan funding amounts after fiscal 2008 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time.

Nordson has various lines of credit with both domestic and foreign banks. At October 31, 2007, these lines totaled $515,393, of which $215,584 was unused. Included in the total amount of $515,393 was a $400,000 unsecured, multicurrency credit facility with a group of banks that was entered into in July 2007 and expires in fiscal 2012. This facility may be increased by $100,000 to $500,000 under certain conditions and replaced the Company’s existing $300,000 facility that was scheduled to expire in fiscal 2009. At the end of fiscal 2007, $280,000 was outstanding under this facility, while there were no borrowings outstanding under the previous facility at the end of fiscal 2006. There are two primary financial covenants that the Company must meet under the new facility. The first covenant limits the amount of additional debt the Company can incur to 3.5 times EBITDA (both debt and EBITDA as defined in the credit agreement). At the end of fiscal 2007, this covenant would not have limited the amount the Company could borrow under this facility. The second covenant requires EBITDA to be at least three times interest expense (both as defined in the credit agreement). For fiscal 2007, EBITDA was 9.0 times interest expense. The Company was in compliance with all of its debt covenants at October 31, 2007.

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for fiscal 2008. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company.

The board of directors authorized the Company to repurchase up to 1,000 of the Company’s Common Shares over a three-year period beginning November 2006. The board of directors amended this resolution in August 2007 to permit the Company to enter into written agreements with independent third party brokers to purchase Common Shares on the open market or in privately negotiated transactions. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using the Company’s working capital. During fiscal 2007, the Company repurchased 139 of the shares authorized to be repurchased under this program for $6,850.

Outlook
The Company’s priorities for fiscal 2008 are focused upon realizing the returns on the investments made in fiscal 2007. Economic uncertainties in the United States and other developed economies, rising energy costs and a weak housing market may act to temper consumer demand and indirectly affect capital investments by our customers. However, with major investments in new products and applications having been made over the past two years, four acquisitions having been completed in fiscal 2007, and the expectation for an improving climate in certain Advanced Technology markets, we expect fiscal year 2008 to be a year of improved financial performance. We will continue to look for strategic acquisition opportunities, develop new applications and markets for our technologies, and implement lean and other operational initiatives as ways to further enhance financial performance.

Effects of Foreign Currency
The impact of changes in foreign currency exchange rates on sales and operating results cannot be precisely measured because of fluctuating selling prices, sales volume, product mix and cost structures in each country where Nordson operates. As a general rule, a weakening of the U.S. dollar relative to foreign currencies has a favorable effect on sales and net income, while a strengthening of the U.S. dollar has a detrimental effect.

In fiscal 2007 compared with fiscal 2006, the U.S. dollar was generally weaker against foreign currencies. If fiscal 2006 exchange rates had been in effect during fiscal 2007, sales would have been approximately $30,261 lower and third-party costs would have been approximately $20,807 lower. In fiscal 2006 compared with fiscal 2005, the U.S. dollar was generally stronger against foreign currencies. If fiscal 2005 exchange rates had been in effect during fiscal 2006, sales would have been approximately $11,161 higher and third-party costs would have been approximately $6,535 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company operates internationally and enters into transactions denominated in foreign currencies. Consequently, the Company is subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. Nordson regularly uses foreign exchange contracts to reduce its risks related to most of these transactions. These contracts, primarily Euro, British Pound and Yen, usually have maturities of 90 days or less, and generally require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. The balance of transactions denominated in foreign currencies are designated as hedges of the Company’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the Company’s use of foreign exchange contracts on a routine basis to reduce the risks related to nearly all of the Company’s transactions denominated in foreign currencies as of October 31, 2007, the Company did not have a material foreign currency risk related to its derivatives or other financial instruments.

Note 11 to the financial statements contains additional information about the Company’s foreign currency transactions and the methods and assumptions used by the Company to record these transactions.

The Company finances a portion of its operations with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates for its long-term debt. The tables that follow present principal repayments and related weighted-average interest rates by expected maturity dates of fixed-rate debt.

At October 31, 2007

						There-	Total	Fair
	2008	2009	2010	2011	2012	after	Value	Value

Long-term debt, including current portion	$24,290	$4,290	$4,290	$14,260	—	—	$47,130	$49,350
Average interest rate	7.19%	7.29%	7.33%	7.39%	—	—	7.19%

At October 31, 2006

						There-	Total	Fair
	2007	2008	2009	2010	2011	after	Value	Value

Long-term debt, including current portion	$54,290	$24,290	$4,290	$4,290	$14,260	—	$101,420	$104,113
Average interest rate	6.99%	7.20%	7.29%	7.33%	7.39%	—	6.99%

The Company also has variable-rate notes payable. The weighted average interest rate of this debt was 5.3 percent at October 31, 2007 and 3.1 percent at October 31, 2006. A 1 percent increase in interest rates would have resulted in additional interest expense of approximately $2,313 on the notes payable in fiscal 2007.

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

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2007, October 31, 2006 and October 30, 2005

	2007	2006	2005
(In thousands except for per-share amounts)

Sales	$993,649	$892,221	$832,179
Operating costs and expenses:
Cost of sales	439,804	379,800	362,824
Selling and administrative expenses	401,294	362,179	337,782
Severance and restructuring costs	409	2,627	875

	841,507	744,606	701,481

Operating profit	152,142	147,615	130,698
Other income (expense):
Interest expense	(21,542)	(12,017)	(13,825)
Interest and investment income	1,505	1,867	1,826
Other — net	3,617	(1,031)	1,586

	(16,420)	(11,181)	(10,413)

Income before income taxes and discontinued operations	135,722	136,434	120,285
Income tax provision:
Current	44,613	39,719	27,671
Deferred	417	(952)	8,104

	45,030	38,767	35,775

Income from continuing operations	90,692	97,667	84,510
Loss from discontinued operations, net of income tax benefits of $6,418 and $2,837 for the years ended October 31, 2006 and October 30, 2005	—	(7,069)	(6,172)

Net income	$90,692	$90,598	$78,338

Average common shares	33,547	33,365	35,718
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	635	815	809

Average common shares and common share equivalents	34,182	34,180	36,527

Basic earnings per share from continuing operations	$2.70	$2.93	$2.37
Basic loss per share from discontinued operations	—	(0.21)	(0.18)

Total	$2.70	$2.72	$2.19

Diluted earnings per share from continuing operations	$2.65	$2.86	$2.31
Diluted loss per share from discontinued operations	—	(0.21)	(0.17)

Total	$2.65	$2.65	$2.14

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2007 and October 31, 2006

	2007	2006
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$31,136	$48,859
Marketable securities	9	9
Receivables — net	229,993	190,459
Inventories — net	119,650	83,688
Deferred income taxes	21,068	19,287
Prepaid expenses	8,068	5,002

Total current assets	409,924	347,304
Property, plant and equipment — net	132,917	105,415
Goodwill	571,976	331,915
Intangible assets — net	66,766	8,806
Deferred income taxes	861	9,961
Other assets	29,396	19,489

	$1,211,840	$822,890

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$299,809	$15,898
Accounts payable	51,939	38,680
Income taxes payable	15,012	10,951
Accrued liabilities	102,995	106,842
Customer advance payments	10,564	10,015
Current maturities of long-term debt	24,290	54,290
Current obligations under capital leases	5,305	4,649

Total current liabilities	509,914	241,325
Long-term debt	22,840	47,130
Obligations under capital leases	7,038	5,071
Pension and retirement obligations	59,762	43,022
Postretirement obligations	39,781	23,798
Other liabilities	41,388	32,016
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized; 49,011 shares issued	12,253	12,253
Capital in excess of stated value	224,411	210,690
Retained earnings	748,229	681,018
Accumulated other comprehensive income (loss)	8,200	(12,518)
Common shares in treasury, at cost	(461,976)	(460,915)

Total shareholders’ equity	531,117	430,528

	$1,211,840	$822,890

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2007, October 31, 2006 and October 30, 2005

	2007	2006	2005
(In thousands)

Number of common shares in treasury
Balance at beginning of year	15,600	16,100	12,733
Shares issued under company stock and employee benefit plans	(604)	(1,171)	(662)
Purchase of treasury shares	305	671	4,029

Balance at end of year	15,301	15,600	16,100

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$210,690	$188,132	$174,440
Shares issued under company stock and employee benefit plans	1,234	5,565	10,359
Tax benefit from stock option and restricted stock transactions	4,269	9,074	3,333
Stock-based compensation	8,218	7,121	—
Adoption of FAS 123(R)	—	798	—

Balance at end of year	$224,411	$210,690	$188,132

Retained earnings
Balance at beginning of year	$681,018	$613,580	$558,620
Elimination of reporting lag for certain international subsidiaries	—	(788)	—
Net income	90,692	90,598	78,338
Dividends paid ($.70 per share in 2007, $.67 per share in 2006 and $.645 per share in 2005)	(23,481)	(22,372)	(23,378)

Balance at end of year	$748,229	$681,018	$613,580

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(12,518)	$(25,883)	$(16,471)
Translation adjustments	27,490	8,693	(2,902)
Minimum pension liability adjustment, net of tax of $(6,014) in 2007, $(2,671) in 2006 and $3,949 in 2005	10,320	4,672	(6,510)
Effect of adoption of FAS 158, net of tax of $15,270	(17,092)	—	—

Balance at end of year	$8,200	$(12,518)	$(25,883)

Common shares in treasury, at cost
Balance at beginning of year	$(460,915)	$(454,365)	$(323,531)
Shares issued under company stock and employee benefit plans	14,222	22,248	6,797
Purchase of treasury shares	(15,283)	(28,798)	(137,631)

Balance at end of year	$(461,976)	$(460,915)	$(454,365)

Deferred stock based compensation
Balance at beginning of year	$—	$(2,805)	$(1,978)
Shares issued under company stock and employee benefit plans	—	—	(2,246)
Amortization of deferred stock based compensation	—	—	1,419
Adoption of FAS 123(R)		2,805	—

Balance at end of year	$—	$—	$(2,805)

Total shareholders’ equity	$531,117	$430,528	$330,912

Comprehensive income
Net income	$90,692	$90,598	$78,338
Translation adjustments	27,490	8,693	(2,902)
Minimum pension liability adjustment, net of tax of $(6,014) in 2007, $(2,671) in 2006 and $3,949 in 2005	10,320	4,672	(6,510)

Total comprehensive income	$128,502	$103,963	$68,926

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2007, October 31, 2006 and October 30, 2005

	2007	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$90,692	$90,598	$78,338
Less: Loss from discontinued operations	—	(7,069)	(6,172)

Income from continuing operations	90,692	97,667	84,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,784	22,284	21,049
Amortization	4,149	1,026	2,410
Provision for losses on receivables	1,147	277	1,596
Deferred income taxes	417	61	8,362
Tax benefit from the exercise of stock options	(4,269)	(9,074)	3,333
Non-cash stock compensation	8,217	7,121	—
(Gain)/loss on sale of property, plant and equipment	(3,470)	58	298
Other	10,593	8,213	(3,589)
Changes in operating assets and liabilities:
Receivables	(3,983)	(25,069)	(16,047)
Inventories	(1,075)	(1,769)	4,511
Other current assets	(2,052)	771	641
Other noncurrent assets	(9,807)	(2,502)	(3,599)
Accounts payable	5,090	(1,190)	(9,241)
Income taxes payable	4,928	17,737	8,591
Accrued liabilities	(14,212)	6,801	7,227
Customer advance payments	(195)	(347)	877
Other noncurrent liabilities	14,294	6,536	8,621
Net cash used by discontinued operations	—	(8,577)	(1,092)

Net cash provided by operating activities	124,248	120,024	118,458
Cash flows from investing activities:
Additions to property, plant and equipment	(31,017)	(13,610)	(15,379)
Proceeds from sale of property, plant and equipment	8,153	913	322
Acquisition of businesses, net of cash acquired	(325,245)	—	(557)
Proceeds from sale of business	—	5,411	—
Proceeds from sale of marketable securities	—	206	154,265
Purchases of marketable securities	—	—	(105,076)
Net cash used by discontinued operations	—	(115)	(10)

Net cash provided by (used in) investing activities	(348,109)	(7,195)	33,565
Cash flows from financing activities:
Proceeds from short-term borrowings	387,131	16,190	33,429
Repayment of short-term borrowings	(105,838)	(20,299)	(29,746)
Repayment of long-term debt	(54,290)	(54,004)	(4,290)
Repayment of capital lease obligations	(5,741)	(5,571)	(5,471)
Issuance of common shares	9,264	21,535	9,575
Purchase of treasury shares	(9,090)	(22,521)	(132,159)
Tax benefit from the exercise of stock options	4,269	9,074	—
Dividends paid	(23,481)	(22,372)	(23,378)

Net cash provided by (used in) financing activities	202,224	(77,968)	(152,040)
Effect of exchange rate changes on cash	3,914	1,428	(263)
Effect of change in fiscal year-end for certain
international subsidiaries	—	1,252	—

Increase (decrease) in cash and cash equivalents	(17,723)	37,541	(280)
Cash and cash equivalents at beginning of year	48,859	11,318	11,598

Cash and cash equivalents at end of year	$31,136	$48,859	$11,318

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

Fiscal year — In 2007 and 2006, the Company’s fiscal year ended on October 31. Previously, the fiscal year for the Company’s domestic operations ended on the Sunday closest to October 31 and contained 52 weeks in fiscal 2005.

Prior to fiscal 2006, the majority of the Company’s international operations reported their results on a one-month lag, in order to facilitate reporting of consolidated accounts. Effective in fiscal 2006, the reporting lag was eliminated. As a result, the October 2005 results of operations for these subsidiaries, which amounted to a net loss of $788, were recorded directly to retained earnings at the beginning of fiscal 2006. Accordingly, certain tables showing balance sheet activity presented in these Notes to Consolidated Financial Statements contain 13 months of change when reconciling beginning balances to ending balances.

Revenue recognition — Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in fiscal years 2007, 2006 and 2005 were not material.

Shipping and handling costs — The Company records amounts billed to customers for shipping and handling as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $8,358, $7,044 and $8,137 in fiscal years 2007, 2006 and 2005, respectively.

Research and development — Research and development costs are expensed as incurred and were $35,432, $25,336 and $22,341 in fiscal years 2007, 2006 and 2005, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

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

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 28 percent of consolidated inventories at October 31, 2007, and 37 percent at October 31, 2006. The first-in, first-out (FIFO) method is used for all other inventories. Liquidations decreased cost of goods sold by $7 in fiscal 2005. There were no such liquidations in fiscal years 2007 or 2006. Consolidated inventories would have been $7,582 and $8,866 higher than reported at October 31, 2007 and October 31, 2006, respectively, had the Company used the FIFO method, which approximates current cost, for valuation of all inventories.

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

The Company capitalizes costs associated with the development and installation of internal use software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. The Company capitalizes interest costs on significant capital projects. No interest was capitalized in fiscal years 2007 or 2006.

Goodwill and intangible assets — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual impairment testing at the reporting unit level. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of goodwill. The majority of goodwill relates to and is assigned directly to specific reporting units.

Other intangible assets, which consist primarily of patent costs, customer relationships, noncompete agreements and core/developed technology, are amortized over their useful lives. At present, these lives range from four to 19 years.

Notes to Consolidated Financial Statements — (Continued)

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

Foreign currency translation — The financial statements of the Company’s subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Premiums and discounts on forward contracts are amortized over the lives of the contracts. Gains and losses from foreign currency transactions, which hedge a net investment in a foreign subsidiary and from intercompany foreign currency transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss).

Comprehensive income (loss) — Accumulated other comprehensive income (loss) at October 31, 2007 and 2006, consisted of:

	2007	2006

Translation adjustments	$42,264	$14,774
Minimum pension liability adjustments, net of tax	(16,972)	(27,292)
Effect of adopting FAS 158, net of tax	(17,092)	—

	$8,200	$(12,518)

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

Following is a reconciliation of the product warranty liability for fiscal years 2007 and 2006:

	2007	2006

Balance at beginning of year	$4,917	$3,989
Warranties assumed from acquisitions	603	—
Accruals for warranties	5,702	6,226
Warranty payments	(5,845)	(5,480)
Currency adjustments	407	182

Balance at end of year	$5,784	$4,917

Presentation — Certain fiscal years 2006 and 2005 amounts have been reclassified to conform to fiscal 2007 presentation.

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Recently issued accounting standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154). This Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Company adopted FAS 154 in fiscal 2007. The adoption had no effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. The Company will adopt FIN 48 in the first quarter of fiscal 2008. The Company has not yet determined the impact of adoption on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. FAS 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158) an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur in other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As discussed in Note 4, the Company adopted the requirement to recognize the funded status of its defined benefit postretirement plans and the disclosure requirements of FAS 158 as of October 31, 2007. The effect of adopting FAS 158 on individual line items of the Company’s balance sheet is disclosed in Note 4. The adoption did not impact the Company’s results of operations or cash flows. The Company previously complied with the requirement to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB 108 in fiscal 2007. The adoption had no effect on the Company’s results of operations or financial position.

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

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The Company must adopt FAS 141(R) in fiscal 2010 and has not yet determined the impact of adoption on its results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company must adopt FAS 160 in fiscal 2010 and has not yet determined the impact of adoption on its results of operations or financial position.

Note 3 —	Discontinued Operations

On October 13, 2006, the Company entered into an agreement to sell its Fiber Systems Group to Saurer Inc. for $5,966. The Fiber Systems Group was acquired in 1998 as part of the acquisition of J&M Laboratories as a means of expanding the Adhesive Dispensing Systems segment. However, due to the changing competitive environment, the Fiber Systems Group did not meet the Company’s financial performance objectives. The sale enabled the Company to concentrate its activities on better performing or faster growing product lines. Proceeds of $5,411 were received on the closing date, with the remaining $555 to be paid over an 18-month period following the closing date. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

The terms of the agreement require the Company to indemnify Saurer Inc. for losses incurred in excess of $100 for breach of representations and warranties made by the Company in the Asset Purchase Agreement. The maximum amount the Company would be required to pay is $1,500, except with respect to the Company’s pre-sale violation of environmental laws and regulations. This provision expires in April 2008. No amount has been recorded by the Company related to this indemnification.

Operating results of the Fiber Systems Group prior to its sale in October 2006 are as follows:

	2006	2005

Sales	$5,919	$6,983

Loss from discontinued operations before income taxes	$(14,428)	$(9,009)
Income tax benefit	(4,546)	(2,837)

Net loss from discontinued operations before gain on disposal	(9,882)	(6,172)
Gain on disposal of discontinued operations, including tax benefit of $1,872	2,813	—

	$(7,069)	$(6,172)

Included in the fiscal 2006 loss from discontinued operations is severance expense of $699 related to 27 employees of the Fiber Systems Group that were not hired by Saurer Inc. Cash disbursements were made during fiscal 2007. Also, included in the fiscal 2006 loss from discontinued operations is the recognition of an impairment of an intangible asset of $2,630.

Notes to Consolidated Financial Statements — (Continued)

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

Retirement plans — The parent company and certain subsidiaries have funded contributory retirement plans covering certain employees. The Company’s contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. The Company also sponsors unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for fiscal years 2007, 2006 and 2005 was approximately $7,753, $5,857 and $5,477, respectively.

Pension and other postretirement plans — Effective October 31, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). This Statement requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. The over- or under-funded status is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Changes in the funded status of the plans are recognized in the year in which the change occurs through accumulated other comprehensive income. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FAS 87, Employers’ Accounting for Pensions and FAS 106, Employers Accounting for Postretirement Benefits Other Than Pensions, that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects.

FAS 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The Company already measures the plan assets and obligations as of the fiscal year-end date. As a result, this provision did not have an effect on the consolidated financial statements.

The following table illustrates the incremental effect of adopting FAS 158 as of October 31, 2007:

Effect of
Adopting
FAS 158

Deferred income taxes — non-current	$15,270
Intangible assets	(3,111)
Other assets	234
Accrued liabilities	(8,895)
Pension and retirement liabilities	25,384
Postretirement obligations	13,113
Other liabilities	(117)
Accumulated other comprehensive loss	17,092

Notes to Consolidated Financial Statements — (Continued)

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

	U.S.		International
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$165,927	$159,206	$44,811	$38,781
Service cost	5,273	5,543	1,961	1,890
Interest cost	9,964	9,294	2,519	1,902
Participant contributions	—	—	224	163
Special termination benefits	—	—	46	—
Acquisitions	1,629	—	7,441	—
Addition of plan	—	—	3,541	2,445
Foreign currency exchange rate change	—	—	4,791	2,294
Actuarial gain	(5,772)	(2,609)	(3,755)	(1,489)
Benefits paid	(4,877)	(5,507)	(2,961)	(1,175)

Benefit obligation at end of year	$172,144	$165,927	$58,618	$44,811

Change in plan assets:
Beginning fair value of plan assets	$118,632	$97,954	$17,799	$14,885
Actual return on plan assets	15,435	9,405	1,579	1,203
Company contributions	8,333	16,780	2,431	1,636
Addition of plan	—	—	3,235	—
Participant contributions	—	—	224	163
Acquisitions	1,127	—	5,855	—
Foreign currency exchange rate change	—	—	2,210	1,087
Benefits paid	(4,877)	(5,507)	(2,961)	(1,175)

Ending fair value of plan assets	$138,650	$118,632	$30,372	$17,799

Reconciliation of accrued cost:
Funded status of the plan	$(33,494)	$(47,295)	$(28,246)	$(27,012)
Unrecognized actuarial loss	—	51,806	—	10,678
Unamortized prior service cost	—	3,581	—	210

Prepaid (accrued) benefit cost	$(33,494)	$8,092	$(28,246)	$(16,124)

Reconciliation of amount recognized in financial statements:
Intangible asset	$—	$3,727	$—	$210
Noncurrent asset	132	—	407	—
Accrued benefit liability	(1,880)	(12,401)	(637)	(1,536)
Pension and retirement obligations	(31,746)	(25,691)	(28,016)	(17,330)
Accumulated other comprehensive income	—	42,457	—	2,532

Total amount recognized in financial statements	$(33,494)	$8,092	$(28,246)	$(16,124)

Notes to Consolidated Financial Statements — (Continued)

	U.S.		International
	2007	2006	2007	2006

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$37,742	$—	$7,059	$—
Prior service cost	3,038	—	182	—

Accumulated other comprehensive loss	$40,780	$—	$7,241	$—

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$1,979	$—	$228	$—
Amortization of prior service cost	543	—	54	—

Total	$2,522	$—	$282	$—

Information about the accumulated benefit obligation is as follows:

	U.S.		International
	2007	2006	2007	2006

For all plans:
Accumulated benefit obligation	$162,702	$156,724	$47,284	$35,203
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	170,465	165,927	53,171	44,811
Accumulated benefit obligation	161,023	156,724	44,983	35,203
Fair value of plan assets	136,839	118,632	27,647	17,799

Net pension benefit costs include the following components:

	U.S.			International
	2007	2006	2005	2007	2006	2005

Service cost	$5,273	$5,543	$4,120	$1,961	$1,890	$1,686
Interest cost	9,964	9,294	8,102	2,519	1,902	1,594
Expected return on plan assets	(10,163)	(8,941)	(8,403)	(1,361)	(960)	(868)
Amortization of prior service cost	544	508	535	50	46	48
Special termination benefits	—	—	—	46	—	—
Amortization of net actuarial loss	3,019	3,742	2,046	424	556	248

Total benefit cost	$8,637	$10,146	$6,400	$3,639	$3,434	$2,708

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	6.00%	5.75%	5.00%	4.28%	4.18%
Expected return on plan assets	8.48	8.50	8.50	4.99	5.41	5.66
Rate of compensation increase	3.30	3.30	3.30	3.36	3.13	3.13

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

Notes to Consolidated Financial Statements — (Continued)

In determining the expected return on plan assets, the Company considers both historical performance and an estimate of future long-term rates of return on assets similar to those in the Company’s plans. The Company consults with and considers the opinions of financial and other professionals in developing appropriate return assumptions.

The allocation of pension plan assets as of October 31, 2007, and October 31, 2006, is as follows:

	U.S.		International
	2007	2006	2007	2006

Asset Category
Equity securities	71%	70%	17%	17%
Debt securities	27	29	10	46
Real estate	—	—	4	5
Insurance contracts	—	—	66	31
Other	2	1	3	1

Total	100%	100%	100%	100%

The Company’s investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required Company plan contributions.

U.S. plans comprise 82 percent of the worldwide pension assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The target allocation is 50 to 70 percent equity securities and 30 to 50 percent debt securities. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

International plans comprise 18 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. The Company’s investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

At October 31, 2007 and October 31, 2006, the pension plans did not have any investment in the Company’s Common Shares.

The Company’s contributions to the pension plans in fiscal 2008 are estimated to be approximately $11,000.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Fiscal Year	U.S.	International

2008	$8,494	$2,866
2009	6,201	2,209
2010	7,437	1,833
2011	7,712	1,607
2012	10,209	2,059
2013-2017	57,525	11,188

Total	$97,578	$21,762

Notes to Consolidated Financial Statements — (Continued)

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

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in response to a new law that provides prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (FAS 106) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. In fiscal 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company accounted for this benefit under the provisions of FAS 106. As a result, the Company’s accumulated postretirement benefit obligation was reduced by $10,456, with an expense reduction of approximately $1,651 in fiscal 2005.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

	U.S.		International
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$45,209	$39,564	$732	$—
Service cost	1,127	1,039	46	40
Interest cost	2,420	2,216	42	35
Participant contributions	799	774	—	—
Amendment	(830)	—	—	—
Addition of plan	—	—	—	583
Foreign currency exchange rate change	—	—	133	32
Actuarial (gain) loss	(5,882)	3,982	(113)	46
Benefits paid	(2,100)	(2,366)	(3)	(4)

Benefit obligation at end of year	$40,743	$45,209	$837	$732

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,301	1,592	3	4
Participant contributions	799	774	—	—
Benefits paid	(2,100)	(2,366)	(3)	(4)

Ending fair value of plan assets	$—	$—	$—	$—

Reconciliation of accrued cost:
Funded status of the plan	$(40,743)	$(45,209)	$(837)	$(732)
Unrecognized actuarial loss	—	23,969	—	228
Unamortized prior service cost	—	(3,809)	—	—

Accrued benefit cost	$(40,743)	$(25,049)	$(837)	$(504)

Reconciliation of amount recognized in financial statements:
Accrued benefit liability	$(1,797)	$(1,753)	$(2)	$(2)
Postretirement obligations	(38,946)	(23,296)	(835)	(502)

Total amount recognized in financial statements	$(40,743)	$(25,049)	$(837)	$(504)

The Amendment noted in the preceding table relates to a change in health care plan options for future pre-65 retirees.

	U.S.		International
	2007	2006	2007	2006

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$16,900	$—	$128	$—
Prior service cost	(3,915)	—	—	—

Accumulated other comprehensive loss	$12,985	$—	$128	$—

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$998	$—	$3	$—
Amortization of prior service cost	(830)	—	—	—

Total	$168	$—	$3	$—

Notes to Consolidated Financial Statements — (Continued)

Net postretirement benefit costs include the following components:

	U.S.			International
	2007	2006	2005	2007	2006

Service cost	$1,127	$1,039	$1,011	$46	$40
Interest cost	2,420	2,216	1,963	42	35
Amortization of prior service cost	(725)	(725)	(725)	—	—
Amortization of net actuarial loss	1,188	1,288	1,036	9	7

Total benefit cost	$4,010	$3,818	$3,285	$97	$82

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2007	2006	2005	2007	2006

Discount rate	6.25%	6.00%	5.75%	5.25%	5.25%
Health care cost trend rate	9.00	10.00	10.00	9.20	6.37
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	5.00	5.00	5.00	4.80	4.50
Year the rate reaches the ultimate trend rate	2011	2011	2011	2013	2015

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage point change in the assumed health care cost trend rate would have the following effects:

	U.S.		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Effect on total service and interest cost components in fiscal 2007	$622	$(499)	$27	$(20)
Effect on postretirement obligation as of October 31, 2007	$6,173	$(5,041)	$239	$(179)

The Company’s contributions to the postretirement plans in fiscal 2008 are estimated to be approximately $2,000.

Retiree postretirement benefit payments are anticipated to be paid as follows:

	U.S.
	With Medicare	Without Medicare
Fiscal Year	Part D Subsidy	Part D Subsidy	International

2008	$1,797	$2,066	$2
2009	1,900	2,204	2
2010	1,909	2,262	2
2011	2,057	2,445	2
2012	2,084	2,523	2
2013-2017	12,939	15,980	90

Total	$22,686	$27,480	$100

Notes to Consolidated Financial Statements — (Continued)

Note 5 —	Income taxes

Income tax expense from continuing operations includes the following:

	2007	2006	2005

Current:
U.S. federal	$23,832	$22,112	$12,129
State and local	375	991	815
Foreign	20,406	16,616	14,727

Total current	44,613	39,719	27,671
Deferred:
U.S. federal	418	(793)	5,418
State and local	1,811	566	3,209
Foreign	(1,812)	(725)	(523)

Total deferred	417	(952)	8,104

	$45,030	$38,767	$35,775

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $451, $1,126 and $578 in fiscal years 2007, 2006 and 2005, respectively. The fiscal 2007 expense amount includes a benefit of $900 related to settlement of tax issues from prior years.

The reconciliation of the U.S. statutory federal income tax rate to the worldwide-consolidated effective tax rate follows:

	2007	2006	2005

Statutory federal income tax rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	(0.48)	(2.46)	(2.65)
Domestic Production Deduction	(0.59)	(0.51)	—
Foreign tax rate variances, net of foreign tax credits	0.81	(1.70)	(4.50)
State and local taxes, net of federal income tax benefit	1.08	0.72	2.17
Amounts related to prior years	(1.66)	(2.99)	(0.02)
Other — net	(0.98)	0.35	(0.26)

Effective tax rate	33.18%	28.41%	29.74%

Included in foreign tax rate variances, net of foreign tax credits for fiscal years 2006 and 2005, are benefits of $1,010 and $7,367, respectively, related to foreign tax credit carryforwards that were utilized. These carryforwards were previously offset with a valuation allowance, because the Company was uncertain they would be utilized before expiration. The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the United States to be excluded from taxable income. The extraterritorial income exclusion was repealed after December 31, 2006 by the American Jobs Creation Act of 2004 (the “AJCA”). The Domestic Production Deduction, enacted by the AJCA, is effective for the Company in fiscal 2006 and allows a deduction with respect to income from certain U.S. manufacturing activities.

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act, which provided retroactive reinstatement of a research credit. The fiscal 2007 impact on the Company from this Act was an additional tax benefit of $500, of which $300 was recorded in the first quarter and the balance recorded in the third quarter, in accordance with FAS No. 109.

Notes to Consolidated Financial Statements — (Continued)

The Joint Committee on Taxation approved an income tax refund of approximately $3,100 during fiscal 2006. This item was treated as a discrete event in the third quarter of fiscal 2006 and is included in amounts related to prior years in the table above.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $52,125, $45,211 and $37,009 in fiscal years 2007, 2006 and 2005, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $159,041 and $100,763 at October 31, 2007 and 2006, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$7,867	$5,508
Employee benefits	58,948	43,469
Other accruals not currently deductible for taxes	10,835	11,648
Tax credit and loss carryforwards	5,508	4,136
Inventory adjustments	3,526	3,725
Other — net	9	133

Total deferred tax assets	86,693	68,619
Valuation allowance	(5,462)	(4,136)

Total deferred tax assets	81,231	64,483
Deferred tax liabilities:
Depreciation	57,682	34,728
Translation of foreign currency accounts	151	299
Other — net	1,469	208

Total deferred tax liabilities	59,302	35,235

Net deferred tax assets	$21,929	$29,248

At October 31, 2007, the Company had $515 of tax credit carryforwards that will expire in fiscal years 2009 through 2017. At October 31, 2007, the Company had $1,576 Federal, $32,627 state and $7,945 foreign operating loss carryforwards, of which $34,489 will expire in fiscal years 2008 through 2027, and $7,660 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $1,326 in fiscal 2007 and a decrease of $2,285 in fiscal 2006. The valuation allowance of $5,462 at October 31, 2007, relates to tax credits and loss carryforwards that may expire before being realized.

Note 6 —	Incentive compensation plans

The Company has two incentive compensation plans for executive officers. The Compensation Committee of the board of directors, composed of independent directors, approves participants in the plans and payments under the plans.

The annual payouts under the management incentive compensation plan are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. Compensation expense attributable to this plan was $3,621, $4,711 and $4,432 in fiscal years 2007, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements — (Continued)

Under the long-term incentive compensation plan, executive officers receive cash or stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company achieves certain pre-determined performance objectives. The Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $4,606, $5,238 and $4,237 in fiscal years 2007, 2006 and 2005, respectively.

Note 7 —	Details of balance sheet

	2007	2006

Receivables:
Accounts	$215,478	$176,422
Notes	9,582	8,511
Other	9,235	9,191

	234,295	194,124
Allowance for doubtful accounts	(4,302)	(3,665)

	$229,993	$190,459

Inventories:
Finished goods	$70,649	$41,757
Work-in-process	14,874	10,904
Raw materials and finished parts	52,826	47,392

	138,349	100,053
Obsolescence and other reserves	(11,117)	(7,499)
LIFO reserve	(7,582)	(8,866)

	$119,650	$83,688

Property, plant and equipment:
Land	$8,482	$6,879
Land improvements	3,018	2,925
Buildings	107,394	100,106
Machinery and equipment	201,876	166,097
Enterprise management system	33,727	31,162
Construction-in-progress	6,737	4,859
Leased property under capitalized leases	21,751	17,868

	382,985	329,896
Accumulated depreciation and amortization	(250,068)	(224,481)

	$132,917	$105,415

Accrued liabilities:
Salaries and other compensation	$46,340	$44,462
Pension and retirement	3,566	15,601
Taxes other than income taxes	8,028	6,132
Other	45,061	40,647

	$102,995	$106,842

Notes to Consolidated Financial Statements — (Continued)

Note 8 —	Leases

The Company has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $10,815, $9,299 and $10,121 in fiscal years 2007, 2006 and 2005, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2007	2006

Transportation equipment	$17,378	$16,127
Other	4,373	1,741

Total capitalized leases	21,751	17,868
Accumulated amortization	(9,409)	(8,148)

Net capitalized leases	$12,342	$9,720

At October 31, 2007, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized	Operating

Fiscal year ending:
2008	$6,856	$10,730
2009	4,386	6,951
2010	1,846	5,159
2011	483	3,769
2012	284	1,780
Later years	3,172	8,167

Total minimum lease payments	17,027	$36,556

Less amount representing executory costs	2,796

Net minimum lease payments	14,231
Less amount representing interest	1,888

Present value of net minimum lease payments	12,343
Less current portion	5,305

Long-term obligations at October 31, 2007	$7,038

Notes to Consolidated Financial Statements — (Continued)

Note 9 —	Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2007	2006

Available bank lines of credit:
Domestic banks	$445,000	$215,000
Foreign banks	70,393	53,157

Total	$515,393	$268,157

Outstanding notes payable:
Domestic bank debt	$280,000	$—
Foreign bank debt	19,809	15,898

Total	$299,809	$15,898

Weighted-average interest rate on notes payable	5.3%	3.1%
Unused bank lines of credit	$215,584	$252,259

Included in the domestic available amount above is a $400,000 revolving credit agreement with a group of banks that expires in 2012. Payment of quarterly commitment fees is required. Other lines of credit obtained by the Company can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees.

Note 10 —	Long-term debt

The long-term debt of the Company is as follows:

	2007	2006

Senior notes, due 2005-2011	$47,130	$51,420
Senior notes, due 2007	—	50,000

	47,130	101,420
Less current maturities	24,290	54,290

Long-term maturities	$22,840	$47,130

Senior notes, due 2005-2011 — These notes, with a group of insurance companies, have a weighted-average, fixed-interest rate of 7.19 percent and had an original weighted-average life of 6.5 years at the time of issuance in 2001.

Senior note, due 2007 — This note was payable in one installment and had a fixed interest rate of 6.78 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to October 31, 2007, are as follows: $24,290 in 2008; $4,290 in 2009; $4,290 in 2010; $14,260 in 2011. There are no long-term debt maturities after 2011.

Note 11 —	Financial instruments

The Company enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. A gain of $862 was recognized from changes in fair value of these contracts in fiscal year 2007. A gain of $2,524 was recognized from changes in fair value of these contracts in fiscal year 2006, and a loss of $2,573 was recognized from changes in fair value of these contracts in fiscal year 2005.

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2007, the Company had outstanding forward exchange contracts that mature at various dates through December 2007. The following table summarizes, by currency, the Company’s forward exchange contracts:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

October 31, 2007 contract amounts:
Euro	$7,045	$7,243	$84,371	$86,057
British pound	4,075	4,173	12,684	12,987
Japanese yen	5,116	5,071	10,763	10,599
Others	3,398	3,536	15,025	15,488

Total	$19,634	$20,023	$122,843	$125,131

October 31, 2006 contract amounts:
Euro	$7,835	$7,877	$77,824	$78,500
British pound	755	763	9,987	10,132
Japanese yen	2,573	2,565	18,204	18,313
Others	3,419	3,429	12,285	12,444

Total	$14,582	$14,634	$118,300	$119,389

The Company also uses foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of its investment in its wholly owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For fiscal years 2007 and 2006, net gains of $1,718 and $1,489, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. The Company uses major banks throughout the world for cash deposits, forward exchange contracts and interest rate swaps. The Company’s customers represent a wide variety of industries and geographic regions. As of October 31, 2007, there were no significant concentrations of credit risk. The Company does not use financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts and fair values of the Company’s financial instruments, other than receivables and accounts payable, are as follows:

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$31,136	$31,136	$48,859	$48,859
Marketable securities	9	9	9	9
Notes payable	(299,809)	(299,809)	(15,898)	(15,898)
Long-term debt	(47,130)	(49,350)	(101,420)	(104,113)
Forward exchange contracts	1,899	1,899	1,037	1,037

The Company used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Forward exchange contracts are estimated using quoted exchange rates of comparable contracts.

Note 12 —	Capital shares

Preferred — The Company has authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in fiscal years 2007, 2006 or 2005.

Common — The Company has 80,000 authorized Common Shares without par value. In March 1992, the shareholders adopted an amendment to the Company’s articles of incorporation, which, when filed with the Secretary of State for the State of Ohio, would increase the number of authorized Common Shares to 160,000. At October 31, 2007 and 2006, there were 49,011 Common Shares issued. At October 31, 2007 and 2006, the number of outstanding Common Shares, net of treasury shares, was 33,710 and 33,411, respectively.

Note 13 —	Stock-based compensation

The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, nonvested stock, stock purchase rights, stock equivalent units, restricted stock units, cash awards and other stock- or performance-based incentives. The number of Common Shares available for grant is 3 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years. At the end of fiscal 2007, there were 1,180 shares available for grant in fiscal 2008.

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

Notes to Consolidated Financial Statements — (Continued)

Prior to fiscal 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock option expense was reflected in net income, as all options granted under these plans had an exercise price equal to the fair market value of the underlying Common Shares on the date of grant. Effective at the beginning of fiscal 2006, the Company adopted the fair value recognition provisions of FAS 123 (R) using the modified prospective transition method. Under this method compensation cost in fiscal 2006 includes cost for options granted prior to but not vested as of October 31, 2005, and options granted in fiscal 2006. Compensation expense is being recognized on a straight-line basis over the total requisite service period of each option grant. Results for prior periods have not been restated.

The following table shows pro forma information regarding net income and earnings per share for fiscal 2005 as if the Company had accounted for stock options granted since fiscal 1996 under the fair value method.

2005

Net income, as reported	$78,338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,777)

Pro forma net income	$74,561

Earnings per share:
Basic — as reported	$2.19
Basic — pro forma	$2.09
Diluted — as reported	$2.14
Diluted — pro forma	$2.04
Weighted-average fair value of options granted during the year	$12.08
Risk-free interest rate	3.87-3.88%
Expected life of option, in years	7
Expected dividend yield	1.71%
Expected volatility	0.30

As a result of adopting FAS 123(R), the Company recognized compensation expense of $3,259 and $3,675 for fiscal years 2007 and 2006, respectively.

Prior to the adoption of FAS 123(R), the Company presented the tax benefit of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires these benefits to be classified as financing cash flows. The excess tax benefit of $4,269 and $9,074 fiscal years 2007 and 2006, respectively, were classified as financing cash inflows and would have been classified as operating cash flows prior to adoption of FAS 123(R).

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the Company’s stock options for the three years ended October 31, 2007:

		Weighted-Average	Aggregate
	Number of	Exercise Price Per	Intrinsic	Weighted-Average
	Options	Share	Value	Remaining Term

Outstanding at October 31, 2004	3,823	$25.33
Granted	343	$37.04
Exercised	(592)	$24.86
Forfeited or expired	(85)	$28.73

Outstanding at October 30, 2005	3,489	$26.48
Granted	331	$38.81
Exercised	(1,136)	$24.49
Forfeited or expired	(61)	$30.66

Outstanding at October 31, 2006	2,623	$28.80
Granted	252	$49.16
Exercised	(579)	$26.68
Forfeited or expired	(48)	$33.04

Outstanding at October 31, 2007	2,248	$31.54	$49,387	5.6 years

Vested at October 31, 2007 or expected to vest	2,209	$31.37	$48,895	5.6 years

Exercisable at October 31, 2007	1,496	$27.36	$39,098	4.5 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$20 — $25	$26 — $30	$31 — $39	$40 — $56

Number outstanding	607	798	593	250
Weighted-average remaining contractual life, in years	3.3	4.8	7.6	9.1
Weighted-average exercise price	$22.84	$27.86	$37.99	$49.16
Number exercisable	607	663	226	NA
Weighted-average exercise price	$22.84	$27.95	$37.80	NA

As of October 31, 2007, there was $6,212 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.

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

	2007	2006

Expected volatility	.280-.285	.276-.282
Expected dividend yield	1.48-1.64%	1.88-2.00%
Risk-free interest rate	4.44-4.67%	4.44-4.59%
Expected life of the option (in years)	5.5-7.8	5.6-8.8

Notes to Consolidated Financial Statements — (Continued)

The weighted-average expected volatility and weighted-average expected dividend yield used to value the fiscal 2007 options were .283 and 1.60 percent, respectively. The weighted-average expected volatility and weighted-average expected dividend yield used to value the fiscal 2006 options were .278 and 1.92 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $15.83, $11.81 and $12.08, respectively. The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $13,892, $22,930 and $7,661, respectively.

Cash received from the exercise of stock options for fiscal years 2007, 2006 and 2005 was $9,264, $21,535 and $9,575, respectively. The tax benefit realized from tax deductions from exercises for fiscal years 2007, 2006 and 2005 was $4,269, $9,074 and $3,333, respectively.

Stock appreciation rights — The Company may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised over its value when the right was granted. There were no stock appreciation rights outstanding during fiscal years 2007, 2006 and 2005.

Limited stock appreciation rights that become exercisable upon the occurrence of events that involve or may result in a change of control of the Company have been granted with respect to 2,248 shares.

Nonvested stock — The Company may grant nonvested stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (generally six months to five years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s retirement, disability or death. Termination for any other reason results in forfeiture of the shares. For non-employee directors, restrictions lapse upon the retirement, disability or death of the non-employee director. Termination of service as a director for any other reason results in a pro-rata forfeiture of shares.

As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. Upon adoption of FAS 123 (R) at the beginning of fiscal 2006, the unamortized balance of the deferred stock-based compensation was reclassified to capital in excess of stated value.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to nonvested stock:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share

Nonvested at October 31, 2004	119	$26.13
Granted	66	$36.82
Vested	(13)	$27.73
Forfeited	(11)	$29.25

Nonvested at October 30, 2005	161	$30.17
Granted	20	$43.67
Vested	(54)	$25.45
Forfeited	(3)	$32.58

Nonvested at October 31, 2006	124	$34.38
Granted	8	$48.82
Vested	(14)	$33.35
Forfeited	(3)	$33.43

Nonvested at October 31, 2007	115	$35.60

As of October 31, 2007, there was $1,054 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 0.8 years. The amount charged to expense related to nonvested stock was $1,403, $1,634 and $1,523 in fiscal years 2007, 2006 and 2005, respectively.

Employee stock purchase rights — The Company may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of Common Shares at a discount from fair market value. No stock purchase rights were outstanding during fiscal years 2007, 2006 and 2005.

Deferred directors compensation — Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Upon adoption of FAS 123 (R) at the beginning of fiscal 2006, deferred amounts of $3,471 in stock equivalent units were reclassified from liabilities to capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.

The following is a summary of the activity related to deferred director compensation during fiscal years 2007 and 2006:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Outstanding at October 30, 2005	151	$22.74
Deferrals	6	$44.88
Dividend equivalents	2	$43.65
Distributions	(18)	$19.95

Outstanding at October 31, 2006	141	$24.35
Deferrals	6	$48.96
Dividend equivalents	2	$49.16
Distributions	(18)	$20.34

Outstanding at October 31, 2007	131	$26.31

The amount charged to expense related to this plan was $365 in fiscal 2007 and $328 in fiscal 2006.

Notes to Consolidated Financial Statements — (Continued)

Long-Term Incentive Compensation Plan — Under the long-term incentive compensation plan, executive officers and selected other key employees receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless the Company exceeds certain threshold performance objectives.

For the fiscal year 2005-2007 performance period, payouts will be in cash based upon the share price of the Company’s Common Shares on October 31, 2007. Over the three-year performance period, costs were accrued based upon current performance projections for the three-year period and the percentage of the requisite service that was rendered, along with changes in value of the Company’s Common Shares. The method of estimating accrual amounts was revised upon adoption of FAS 123(R), however the cumulative effect of the change was not material. The accrual for this performance period continues to be classified as liabilities.

For the fiscal year 2006-2008 and the fiscal year 2007-2009 performance periods, payouts will be in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the value of the Company’s Common Shares at the dates of grant. These values for fiscal 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. The values for fiscal year 2006 were $37.05 per share for the executive officer group and $36.56 per share for the selected other employees. These performance-based equity grants are recorded in shareholders’ equity. Amounts recorded at October 31, 2007 and 2006 were $4,721 and $1,590, respectively. Compensation expense related these performance periods was $3,131 in fiscal 2007.

Shares reserved for future issuance — At October 31, 2007, there were 76,933 of the Company’s Common Shares reserved for future issuance through the exercise of outstanding options or rights.

Note 14 —	Severance and restructuring costs

In March 2007, the Company announced that it would close an Adhesive Dispensing Systems manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 36 affected employees will be approximately $541 and are being recorded over the future service period of April 2007 through March 2008. The expense amount recorded in fiscal 2007 was $433 and cash disbursements in 2007 were $30.

During the second quarter of fiscal 2006, the Company realigned the management of its Adhesive Dispensing Systems segment, which resulted in the elimination of nine positions. These actions better positioned the segment to achieve its growth objectives. Total costs attributable to the position eliminations were $429.

In an effort to improve efficiencies in operations serving the curing and drying market, the Company eliminated 13 positions in the Advanced Technology Systems segment second half of fiscal 2006. Total costs attributable to the position eliminations were $380.

During the fourth quarter of fiscal 2005, the Company began a number of restructuring actions to improve performance and reduce costs in its Industrial Coating and Automotive Systems segment. These actions, which included operational consolidations and approximately 60 personnel reductions, were completed in the fourth quarter of fiscal 2006. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. Total restructuring costs were $2,693, of which $875 was recorded in 2005, and the remainder was recorded in fiscal 2006. Substantially all of the $2,693 of expense was associated with cash expenditures for severance payments to terminated employees. Cash of $2,640 was paid in fiscal 2006, and $4 was paid during fiscal 2005.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity in the severance and restructuring accruals during fiscal years 2007 and 2006:

				Industrial
	Adhesive	Adhesive	Advanced	Coating and
	Dispensing	Dispensing	Technology	Automotive
	Systems-	Systems-	Systems-	Systems-
	2007 Action	2006 Action	2006 Action	2006 Action	Total

Accrual balance at October 30, 2005	$—	$—	$—	$871	$871
Additions/adjustments to accrual	—	429	380	1,818	2,627
Payments	—	(398)	(380)	(2,640)	(3,418)

Accrual balance at October 31, 2006	—	31	—	49	80
Additions/adjustments to accrual	433	(23)	—	(1)	409
Payments	(30)	(8)	—	(48)	(86)

Accrual balance at October 31, 2007	$403	$—	$—	$—	$403

Note 15 —	Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at their estimated fair value at the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results of acquisitions are included in the Consolidated Statement of Income from the respective dates of acquisition.

On December 14, 2006, the Company acquired 100 percent of the outstanding shares of Dage Holdings, Limited (Dage), a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, employs more than 200 people. The purchase of Dage fits Nordson’s strategy of acquiring companies with above-average growth in markets currently served by Nordson. Cash and existing lines of credit were used for the purchase.

The allocation of the purchase price and goodwill are shown in the table below.

Fair values:
Assets acquired	$48,846
Liabilities assumed	(33,196)
Intangible assets subject to amortization	32,105
Intangible assets not subject to amortization	9,651
Goodwill	173,004

Purchase price	230,410
Less cash acquired	(3,222)

Net cash paid	$227,188

The intangible assets subject to amortization include customer relationships of $14,561 and patents of $17,544 that will be amortized over 10 to 15 years. The intangible assets not subject to amortization consist primarily of trademarks and trade names. None of the of goodwill related to the purchase of Dage is tax deductible.

Notes to Consolidated Financial Statements — (Continued)

Pro Forma Financial Information

The following unaudited pro forma financial information for fiscal years 2007 and 2006 assumes the acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of Dage been effected on the date indicated, nor are they necessarily indicative of the Company’s future results of operations.

	2007	2006

Sales	$999,601	$949,773
Net income from continuing operations	$88,781	$93,434
Basic earnings per share from continuing operations	$2.65	$2.80
Diluted earnings per share from continuing operations	$2.60	$2.73

Other Fiscal 2007 Acquisitions

On April 1, 2007, the Company acquired 100 percent of the partnership interest of PICO Dosiertechnik GmbH & Co. KG and 100 percent of the outstanding shares of PICO Dostec GmbH (Picodostec), a leading manufacturer of piezoelectric technology dispensing systems, which dispense adhesives and other performance materials at very high speeds in an extremely accurate manner. Picodostec’s products are used predominately in the electronics, medical device, packaging, pharmaceutical, food, chemical and automotive industries. Picodostec, headquartered near Munich, Germany, employs 11 people.

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

On August 23, 2007, the Company acquired 100 percent ownership in TAH Industries, a manufacturer of motionless mixer dispensing systems for two component adhesives and sealants. The company is headquartered in Robbinsville, New Jersey and employs approximately 180 people. TAH specializes in the design and production of disposable plastic mixers and cartridge dispense systems, meter mix dispense valves and accessories. Their products are used primarily in the dental, construction, automotive, life science, food, DIY, marine and aerospace industries.

The combined purchase price was $100,079 ($98,057 net of cash acquired). The purchase price allocation and the goodwill are shown in the table below. The TAH allocation is based on a preliminary independent appraisal of the fair value of certain acquired assets and may be revised at a later date. The Picodostec and YesTech valuations are final.

Fair values:
Assets acquired	$28,464
Liabilities assumed	(14,566)
Intangible assets subject to amortization	17,140
Intangible assets not subject to
amortization	4,040
Goodwill	65,001

Purchase price	100,079
Less cash acquired	(2,022)

Net cash paid	$98,057

Notes to Consolidated Financial Statements — (Continued)

The intangible assets subject to amortization include customer relationships of $9,680, non-compete agreements of $1,760 and patents of $5,700 that will be amortized over four to 15 years. The intangible assets not subject to amortization consist of trademarks and trade names. The amount of goodwill related to the Picodostec, YesTech and TAH acquisitions that is tax deductible is $30,300. Assuming these acquisitions had taken place at the beginning of fiscal 2005, proforma results would not have been materially different.

All fiscal 2007 acquisitions are reported in the Advanced Technology Systems segment.

Fiscal 2005 Acquisition

In March 2005, the Company acquired full ownership of H.P. Solutions Inc., d/b/a H.F. Johnson Manufacturing Co., a California machining company that performed services for the Company’s Asymtek subsidiary. The cost of the acquisition was $567 ($557 net of cash acquired), which was allocated to net tangible assets. Assuming this acquisition had taken place at the beginning of fiscal 2005, proforma results would not have been materially different.

Note 16 —	Supplemental information for the statement of cash flows

	2007	2006	2005

Cash operating activities:
Interest paid	$21,506	$13,556	$13,683
Income taxes paid	40,362	25,060	15,175
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$8,508	$6,549	$6,958
Capitalized lease obligations terminated	1,149	986	854
Shares acquired and issued through exercise of stock options	6,192	6,270	5,472
Non-cash assets and liabilities of businesses acquired:
Working capital	$30,664	$—	$(27)
Property, plant and equipment	14,151	—	743
Intangibles and other long-term assets	301,778	—	—
Long-term debt and other liabilities	(21,348)	—	(159)

	$325,245	$—	$557

Note 17 —	Operating segments and geographic area data

Historically, the Company reported its results in three operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Finishing and Coating Systems. In the third quarter of fiscal 2007, the Company announced an organizational restructuring in which the portion of the Adhesive Dispensing Systems segment serving the automotive industry was combined with the Finishing and Coating Systems segment to form the newly named Industrial Coating and Automotive Systems segment. The operations of this segment are headquartered in Amherst, Ohio, are managed by the same executive and share certain resources (engineering, sales and factories). Prior fiscal year results have been reclassified to reflect the segment change.

The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less cost of sales and operating expenses. Segment operating profit excludes interest expense, interest and investment income and other income (expense). Items below the operating profit line of the Consolidated Statement of Income are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker and are not presented by segment. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

Notes to Consolidated Financial Statements — (Continued)

Nordson products are used around the world in the appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

No single customer accounted for more than 5 percent of the Company’s sales in fiscal years 2007, 2006 or 2005.

The following table presents information about Nordson’s reportable segments:

					Industrial
	Adhesive		Advanced		Coating and
	Dispensing		Technology		Automotive		Corporate		Total

Year ended October 31, 2007
Net external sales	$509,568		$300,719		$183,362		$—		$993,649
Depreciation	8,890		5,737		3,986		5,170		23,784
Operating profit	118,206	(a)	40,480		17,615		(24,159)		152,142
Identifiable assets(d)	257,121		685,381		73,061		196,772	(e)	1,212,335
Expenditures for long-lived assets(f)	13,548		9,097		3,669		4,703		31,017
Year ended October 31, 2006
Net external sales	$478,858		$239,258		$174,105		$—		$892,221
Depreciation	9,415		4,039		4,139		4,691		22,284
Operating profit	109,018	(a)	56,976	(b)	10,351	(c)	(28,730)		147,615
Identifiable assets(d)	220,932		383,964		68,930		147,367	(e)	821,193
Expenditures for long-lived assets(f)	4,128		4,991		2,104		2,387		13,610
Year ended October 30, 2005
Net external sales	$459,295		$199,807		$173,077		$—		$832,179
Depreciation	9,199		3,427		4,286		4,137		21,049
Operating profit	103,332		41,523		4,659	(c)	(18,816)		130,698
Identifiable assets(d)	218,714		367,340		73,563		107,838	(e)	767,455
Expenditures for long-lived assets(f)	7,492		2,453		2,526		2,908		15,379

(a)	Includes $410 of severance and restructuring charges in fiscal 2007 and $429 in fiscal 2006.

(b)	Includes $380 of severance and restructuring charges in fiscal 2006.

(c)	Includes $1,818 of severance and restructuring charges in fiscal 2006 and $875 in fiscal 2005.

(d)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(e)	Corporate assets are principally cash and cash equivalents, deferred income taxes, investments, capital leases, headquarter facilities, the major portion of the Company’s domestic enterprise management system, and intangible assets.

(f)	Long-lived assets consist of property, plant and equipment and capital lease assets.

Notes to Consolidated Financial Statements — (Continued)

The Company has significant sales and long-lived assets in the following geographic areas:

	2007	2006	2005

Net external sales
United States	$304,834	$291,242	$279,074
Americas	73,564	64,928	59,400
Europe	363,385	314,287	298,692
Japan	98,233	86,982	89,757
Asia Pacific	153,633	134,782	105,256

Total net external sales	$993,649	$892,221	$832,179

Long-lived assets
United States	$87,076	$78,368	$82,208
Americas	1,936	1,627	1,615
Europe	22,824	15,699	15,398
Japan	3,085	2,635	3,079
Asia Pacific	17,996	7,086	6,006

Total long-lived assets	$132,917	$105,415	$108,306

A reconciliation of total segment operating income to total consolidated income before income taxes and discontinued operations is as follows:

	2007	2006	2005

Total profit for reportable segments	$152,142	$147,615	$130,698
Interest expense	(21,542)	(12,017)	(13,825)
Interest and investment income	1,505	1,867	1,826
Other-net	3,617	(1,031)	1,586

Income before income taxes and discontinued operations	$135,722	$136,434	$120,285

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2007	2006	2005

Total assets for reportable segments	$1,212,335	$821,193	$767,455
Customer advance payments	10,564	10,015	9,740
Net assets of discontinued operations	—	—	14,628
Eliminations	(11,059)	(8,318)	(1,406)

Total consolidated assets	$1,211,840	$822,890	$790,417

Notes to Consolidated Financial Statements — (Continued)

Note 18 —	Goodwill and other intangible assets

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the reporting units. The results of the Company’s analyses indicated that no reduction of goodwill is required.

Changes in the carrying amount of goodwill during fiscal 2007 by operating segment are as follows:

	Adhesive	Advanced	Industrial Coating
	Dispensing	Technology	and Automotive	Total

Balance at October 31, 2006	$30,771	$297,698	$3,446	$331,915
Acquisitions	—	238,005	—	238,005
Currency effect	746	1,206	104	2,056

Balance at October 31, 2007	$31,517	$536,909	$3,550	$571,976

Information regarding the Company’s intangible assets subject to amortization is as follows:

	October 31, 2007
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$27,024	$3,592	$23,432
Customer Relationships	25,609	1,557	24,052
Noncompete agreements	5,956	2,551	3,405
Core/developed technology	2,788	1,419	1,369
Other	5,080	4,863	217

Total	$66,457	$13,982	$52,475

	October 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$2,579	$1,857	$722
Noncompete agreements	4,086	1,908	2,178
Core/developed technology	2,788	1,217	1,571
Other	5,039	4,640	399

Total	$14,492	$9,622	$4,870

At October 31, 2007, $14,291 of trademark and trade name intangible assets arising from fiscal 2007 acquisitions was not subject to amortization. At October 31, 2006, $3,937 of intangible assets related to a minimum pension liability for the Company’s pension plans were not subject to amortization.

Amortization expense for fiscal years 2007 and 2006 was $4,149 and $1,026, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

2008	$5,864
2009	$5,575
2010	$5,504
2011	$5,076
2012	$4,489

Notes to Consolidated Financial Statements — (Continued)

Note 19 —	Quarterly financial data (unaudited)

	First	Second	Third	Fourth

Fiscal 2007:
Sales	$203,875	$241,293	$257,713	$290,768
Cost of sales	86,214	109,419	113,005	131,166
Net income	15,557	20,980	24,521	29,634
Earnings per share:
Basic	.47	.62	.73	.88
Diluted	.46	.61	.72	.87
Fiscal 2006:
Sales	$197,351	$227,840	$225,518	$241,512
Cost of sales	83,336	97,150	97,226	102,088
Net income (loss):
From continuing operations	17,553	24,046	26,590	29,478
From discontinued operations	(1,486)	(2,115)	(1,776)	(1,692)

Total net income	16,067	21,931	24,814	27,786
Net income per share — Basic:
Income from continuing operations	.53	.72	.79	.88
Loss from discontinued operations	(.04)	(.06)	(.05)	(.05)

Total net income per share	.49	.66	.74	.83
Net income per share — Diluted:
Income from continuing operations	.52	.70	.77	.87
Loss from discontinued operations	(.05)	(.06)	(.05)	(.05)

Total	.47	.64	.72	.82

The sum of the per-share amounts for the four quarters of fiscal years 2007 and 2006 do not equal the annual per-share amounts because of the timing of stock repurchases.

The Company recognized pretax severance and restructuring costs of $55, $213 and $141 in the second, third and fourth quarters, respectively, of fiscal 2007.

During the second quarter of fiscal 2007, the Company recorded a gain of $2,655 related to a sale-leaseback of real estate.

The Company recognized pretax severance and restructuring costs of $1,233, $942, $556 and ($104) in the first, second, third and fourth quarters, respectively, of fiscal 2006.

During the third quarter of fiscal 2006, the Company recorded $2,835 of expense for estimated costs associated with the remediation project for the New Richmond, Wisconsin municipal landfill. Also, during the third quarter, $800 of interest income was recorded, which was associated with a tax refund of $3,100 that was also recognized in the quarter.

Notes to Consolidated Financial Statements — (Continued)

Note 20 —	Guarantees

The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korea joint venture/distributor of the Company’s products. One guarantee is for Korean Won 2,400,000 (approximately $2,665) secured by land and a building and expires on January 31, 2009. The other is a continuing guarantee for $1,650.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at October 31, 2007, was Euro 1,000 (approximately $1,449) and is declining ratably as semiannual principal payments are made by the customer. The Company has recorded $1,329 in accrued liabilities related to this guarantee.

Note 21 —	Contingencies

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

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. The Company accrued $2,835 of expense in the third quarter of fiscal 2006, its best estimate of its obligation. This amount was recorded in selling and administrative expenses. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008. The amount recorded in accrued liabilities is $1,858, and the remaining $1,150 of the liability is classified as long-term.

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

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007.

On December 14, 2006, the Company completed the acquisition of Dage Holdings, Limited (Dage). As permitted by the Securities and Exchange Commission, management excluded the Dage operations from its assessment of internal control over financial reporting as of October 31, 2007. Dage constituted approximately 7.5 percent of total assets (excluding goodwill) as of October 31, 2007, and 5.6 percent of net sales for the year then ended. Dage will be included in the Company’s assessment as of October 31, 2008.

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2007.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the Company’s internal control over financial reporting and on the effectiveness of internal control over financial reporting of the Company as of October 31, 2007. This report is included herein.

/s/ Edward P. Campbell	/s/ Peter. S. Hellman
Chairman of the Board and Chief Executive Officer December 21, 2007	President, Chief Financial and Administrative Officer December 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dage Holdings Limited, which is included in the October 31, 2007 consolidated financial statements of Nordson Corporation and constituted 7.5 percent of total assets (excluding goodwill) as of October 31, 2007 and 5.6 percent of revenues for the year then ended. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of Dage Holdings, Limited.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007 of Nordson Corporation and our report dated December 17, 2007 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 17, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) and (c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective October 31, 2007. As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” applying the modified prospective method at the beginning of fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nordson Corporation’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2007 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 17, 2007

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management, with the participation of its principal executive officer (chairman and chief executive officer) and principal financial officer (president, chief financial and administrative officer), has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2007. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2007 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company incorporates herein by reference the information appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders. Information regarding the Company’s Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

The Company has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on the Company’s Web site at http://www.nordson.com/Corporate/Governance/. The Company intends to satisfy its disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of the Company’s code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its Web site.

Item 11.	Executive Compensation

The Company incorporates herein by reference the information appearing under the caption “Directors Compensation for Fiscal Year 2007,” and information pertaining to compensation of executive officers appearing under the captions “Summary Compensation for Fiscal Year 2007,” “Grants of Plan-Based Awards for Fiscal Year 2007,” “Option Exercises and Stock Vested for Fiscal Year 2007,” and “Pension Benefits for Fiscal Year 2007,” “Nonqualified Deferred Compensation for Fiscal Year 2007” and “Potential Payments Upon Termination or Change of Control” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates herein by reference the information appearing under the caption “Ownership of Nordson Common Shares” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Equity Compensation Table
The following table sets forth information regarding the Company’s equity compensation plans in effect as of October 31, 2007.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	2,248	$31.54	1,180
Equity compensation plans not approved by security holders	—	—	—

Total	2,248	$31.54	1,180

The number of Common Shares available for grant is 3 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company incorporates herein by reference the information appearing under the caption “Review of Transactions with Related Persons” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

William D. Ginn, a director of the Company, is a retired partner with the law firm of Thompson Hine LLP. Thompson Hine LLP has in the past provided and continues to provide legal services to the Company.

Item 14.	Principal Accounting Fees and Services

The Company incorporates herein by reference the information appearing under the caption “Independent Auditors” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1). Financial Statements
The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (c). Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2007. No other consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(a)(3) and (b). Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 21, 2007

By:
/s/  Peter S. Hellman
Peter S. Hellman
President, Chief Financial and
Administrative Officer

By:
/s/  Gregory A. Thaxton
Gregory A. Thaxton
Vice President, Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward P. Campbell Edward P. Campbell Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 21, 2007

/s/ Peter S. Hellman Peter S. HellmanDirector, President, Chief Financial and Administrative Officer (Principal Financial Officer)	December 21, 2007

/s/ William W. Colville William W. Colville Director	December 21, 2007

/s/ William D. Ginn William D. Ginn Director	December 21, 2007

/s/ Stephen R. Hardis Stephen R. Hardis Director	December 21, 2007

/s/ Dr. David W. Ignat Dr. David W. Ignat Director	December 21, 2007

Signatures — Continued

/s/ Joseph P. Keithley Joseph P. Keithley Director	December 21, 2007

/s/ William P. Madar William P. Madar Director	December 21, 2007

/s/ Mary G. Puma Mary G. Puma Director	December 21, 2007

/s/ William L. Robinson William L. Robinson Director	December 21, 2007

/s/ Benedict P. Rosen Benedict P. Rosen Director	December 21, 2007

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Assumed				Balance
	Beginning	from	Charged to		Currency	at End
	of Year	Acquisitions	Expense	Deductions	Effects	of Year

Allowance for Doubtful Accounts
Fiscal 2005	$4,156	—	1,596	658	(50)	$5,044
Fiscal 2006	$5,044	—	219	1,775	177	$3,665
Fiscal 2007	$3,665	229	1,147	1,089	350	$4,302
Inventory Obsolescence and Other Reserves
Fiscal 2005	$7,139	—	2,896	2,770	(139)	$7,126
Fiscal 2006	$7,126	—	2,392	2,342	323	$7,499
Fiscal 2007	$7,499	2,156	2,725	2,252	989	$11,117
Warranty Accrual
Fiscal 2005	$3,601	—	4,090	3,575	(127)	$3,989
Fiscal 2006	$3,989	—	6,226	5,480	182	$4,917
Fiscal 2007	$4,917	603	5,702	5,845	407	$5,784

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$400 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 16, 2007)
4-b	Second Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)
4-c	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)
(10)	Material Contracts
10-a	Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated November 8, 2004)*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-1 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-c	Indemnity Agreement*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-2 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-f to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998*
10-g-1	Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 8, 2004)*

Index to Exhibits — Continued

Exhibit
Number	Description

10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-i	Stock Redemption Agreement between the Registrant and Russell L. Bauknight dated August 26, 2005 (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
10-j	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-3 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-k	Stock Purchase Agreement between Geraint Rees and Others and Nordson Corporation (incorporated herein by reference to Exhibit 99.3(a) to Registrant’s Form 8-K dated December 19, 2006)
10-l	Stock Purchase Agreement between John Greasley, Nordson Corporation and Dage Holdings Limited (incorporated herein by reference to Exhibit 99.3(b) to Registrant’s Form 8-K dated December 19, 2006)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)
*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.