Form 10-Q
period 2008-01-31
NORDSON CORP
filed 2008-03-10
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2008: 33,646,148

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

Three months ended	January 31, 2008	January 31, 2007

(In thousands, except for per share data)
Sales	$244,689	$203,875

Operating costs and expenses:
Cost of sales	104,830	86,214
Selling and administrative expenses	103,368	89,395
Severance and restructuring costs	92	—

	208,290	175,609

Operating profit	36,399	28,266

Other income (expense):
Interest expense	(5,603)	(4,181)
Interest and investment income	473	367
Other — net	1,213	(1,069)

	(3,917)	(4,883)

Income before income taxes	32,482	23,383

Income taxes	11,143	7,826

Net income	$21,339	$15,557

Average common shares	33,617	33,383
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	572	734

Average common shares and common share equivalents	34,189	34,117

Basic earnings per share	$0.63	$0.47

Diluted earnings per share	$0.62	$0.46

Dividends declared per share	$0.1825	$0.175

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	January 31, 2008	October 31, 2007

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$40,986	$31,136
Marketable securities	5	9
Receivables	208,728	229,993
Inventories	135,546	119,650
Deferred income taxes	22,451	21,068
Prepaid expenses	9,458	8,068

Total current assets	417,174	409,924

Property, plant and equipment — net	132,156	132,937
Goodwill	573,143	571,976
Other intangible assets — net	63,838	66,746
Deferred income taxes	386	861
Other assets	27,397	29,396

	$1,214,094	$1,211,840

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$312,238	$299,809
Accounts payable	41,402	51,939
Income taxes payable	12,287	15,012
Accrued liabilities	73,562	102,995
Customer advanced payments	17,063	10,564
Current maturities of long-term debt	24,290	24,290
Current obligations under capital leases	5,328	5,305

Total current liabilities	486,170	509,914

Long-term debt	22,840	22,840
Other liabilities	155,928	147,969

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	228,392	224,411
Retained earnings	763,235	748,229
Accumulated other comprehensive income	12,941	8,200
Common shares in treasury, at cost	(467,665)	(461,976)

Total shareholders’ equity	549,156	531,117

	$1,214,094	$1,211,840

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2008	January 31, 2007

(In thousands)

Cash flows from operating activities:
Net income	$21,339	$15,557
Depreciation and amortization	7,733	6,093
Tax benefit from the exercise of stock options	(664)	(2,974)
Non-cash stock compensation	2,756	2,282
Changes in operating assets and liabilities	(22,404)	(15,951)
Other	4,238	12,809

Net cash provided by operating activities	12,998	17,816

Cash flows from investing activities:
Additions to property, plant and equipment	(4,364)	(8,654)
Proceeds from sale of property, plant and equipment	847	704
Purchase of business, net of cash acquired	(708)	(226,935)
Proceeds from sale of marketable securities	4	—

Net cash used in investing activities	(4,221)	(234,885)

Cash flows from financing activities:
Proceeds from short-term borrowings	16,356	200,285
Repayment of short-term borrowings	(4,392)	(1,011)
Repayment of capital lease obligations	(1,431)	(1,391)
Issuance of common shares	2,219	5,389
Purchase of treasury shares	(7,346)	(2,112)
Tax benefit from the exercise of stock options	664	2,974
Dividends paid	(6,133)	(5,839)

Net cash provided by (used in) financing activities	(63)	198,295
Effect of exchange rate changes on cash	1,136	(307)

Increase (decrease) in cash and cash equivalents	9,850	(19,081)
Cash and cash equivalents:
Beginning of year	31,136	48,859

End of quarter	$40,986	$29,778

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2008
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2007. Certain prior period amounts have been reclassified to conform to current period presentation.
2.	Basis of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.
4.	Environmental remediation costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.
5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Recently issued accounting standards. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. As discussed in Note 7, the Company adopted FIN 48 as of November 1, 2007.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. The Company must adopt FAS 141(R) for all business combinations subsequent to November 1, 2009.

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

Nordson Corporation
7.	Income Taxes. On November 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. The cumulative effects of adopting FIN 48 have been recorded as a decrease of $200,000, net of tax, in the November 1, 2007 balance of retained earnings. The total unrecognized tax benefits at the time of adoption were $5,188,000, of which $4,704,000 represented the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods.

At January 31, 2008, the Company has accrued interest expense related to unrecognized tax benefits of $411,000, of which $318,000 was recognized as the cumulative effect at the time of adoption, as noted above. The remaining $93,000 was recognized as interest expense during the three months ended January 31, 2008. The Company includes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income/expense.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income taxes in numerous state and foreign jurisdictions. The Company is currently under audit in the U.S. by the Internal Revenue Service (“IRS”) for its fiscal 2005 and 2006 tax years; tax years prior to fiscal 2004 are no longer subject to IRS examination. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after fiscal 2003. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
8.	Inventories. At January 31, 2008 and October 31, 2007, inventories consisted of the following:

	January 31, 2008	October 31, 2007

(In thousands)
Finished goods	$78,185	$70,649
Work-in-process	20,241	14,874
Raw materials and finished parts	57,451	52,826

	155,877	138,349
Obsolescence and other reserves	(12,218)	(11,117)
LIFO reserve	(8,113)	(7,582)

	$135,546	$119,650

Nordson Corporation
9.	Goodwill and other intangible assets. Changes in the carrying amount of goodwill for the three months ended January 31, 2008 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Total

(In thousands)

Balance at October 31, 2007	$31,517	$536,909	$3,550	$571,976
Adjustments	—	896	—	896
Currency effect	159	112	—	271

Balance at January 31, 2008	$31,676	$537,917	$3,550	$573,143

Information regarding the Company’s intangible assets subject to amortization is as follows:

	January 31, 2008
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Patent costs	$26,252	$4,127	$22,125
Customer relationships	25,033	2,072	22,961
Non-compete agreements	5,948	2,726	3,222
Core/developed technology	2,788	1,478	1,310
Other	1,113	944	169

Total	$61,134	$11,347	$49,787

	October 31, 2007
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Patent costs	$27,024	$3,592	$23,432
Customer Relationships	25,609	1,557	24,052
Noncompete agreements	5,956	2,551	3,405
Core/developed technology	2,788	1,419	1,369
Other	1,087	890	197

Total	$62,464	$10,009	$52,455

At January 31, 2008 and October 31, 2007, $14,051,000 and $14,291,000, respectively, of trademark and trade name intangible assets arising from fiscal 2007 acquisitions were not subject to amortization.

Amortization expense for the three months ended January 31, 2008 and 2007 was $1,430,000 and $550,000, respectively.

Nordson Corporation
10.	Comprehensive income. Comprehensive income for the three months ended January 31, 2008 and 2007 is as follows:

	January 31, 2008	January 31, 2007

(In thousands)
Net income	$21,339	$15,557
Foreign currency translation adjustments	4,269	1,934
Amortization of prior service cost and net actuarial losses	472	—

Comprehensive income	$26,080	$17,491

Accumulated other comprehensive income at January 31, 2008 consisted of net foreign currency translation adjustment credits of $46,533,000 offset by $33,592,000 of pension and postretirement benefit plan adjustments. At January 31, 2007, accumulated other comprehensive loss consisted of net foreign currency translation adjustment credits of $16,708,000 offset by $27,292,000 of pension and postretirement benefit plan adjustments. Activity for the three months ended January 31, 2008 and 2007 is as follows:

	January 31, 2008	January 31, 2007

(In thousands)
Beginning balance	$8,200	$(12,518)
Current-period change	4,741	1,934

Ending balance	$12,941	($10,584)

11.	Stock-based compensation. The Company’s long-term performance plan, approved by the Company’s shareholders in 2004, provides for the granting of stock options, stock appreciation rights, nonvested stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 3.0 percent of the number of Common Shares outstanding as of the first day of each fiscal year, plus up to an additional 0.5 percent, consisting of shares available, but not granted, in prior years.

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

The Company recognized compensation expense of $747,000 in the three months ended January 31, 2008, and $904,000 in the three months ended January 31, 2007.

Nordson Corporation
Following is a summary of the Company’s stock options for the three months ended January 31, 2008:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2007	2,248	$31.54
Granted	241	$52.91
Exercised	(76)	$29.21
Forfeited or expired	(44)	$38.01

Outstanding at January 31, 2008	2,369	$33.67	$39,207	5.8 years

Vested or expected to vest at January 31, 2008	2,330	$33.44	$39,058	5.5 years

Exercisable at January 31, 2008	1,702	$28.74	$35,991	4.7 years

As of January 31, 2008, there was $8,085,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.1 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2008	January 31, 2007

Expected volatility	.261-.262	.276-.285
Expected dividend yield	1.41%	1.56-1.63%
Risk-free interest rate	3.49-3.62%	4.44-4.57%
Expected life of the option (in years)	5.3-6.1	5.6-7.6
The weighted-average expected volatility used to value the fiscal 2008 options was .262. The weighted-average expected volatility and weighted-average expected dividend yield used to value the fiscal 2007 options were .281 and 1.60%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2008 and 2007 was $14.07 and $15.59, respectively. The total intrinsic value of options exercised during the three months ended January 31, 2008 and 2007 was $2,028,000 and $9,853,000, respectively.

Cash received from the exercise of stock options was $2,219,000 for the three months ended January 31, 2008 and $5,389,000 for the three months ended January 31, 2007. The tax benefit realized from tax deductions from exercises was $664,000 for the three months ended January 31, 2008 and $2,974,000 for the three months ended January 31, 2007.

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

The following table summarizes activity related to nonvested stock during the three months ended January 31, 2008:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2007	115	$35.60
Granted	8	$52.91
Vested	(51)	$29.48
Forfeited	(6)	$37.10

Nonvested shares at January 31, 2008	66	$42.39

As of January 31, 2008, there was approximately $1,118,000 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.5 years. The amount charged to expense related to nonvested stock was $170,000 in the three months ended January 31, 2008 and $362,000 in the three months ended January 31, 2007.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.

The following is a summary of the activity during the three months ended January 31, 2008:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2007	131	$26.31
Granted	1	$49.88
Dividend equivalents	1	$52.97
Distributions	(5)	$20.58

Outstanding at January 31, 2008	128	$26.81

The amount charged to expense related to this plan was $78,000 in the three months ended January 31, 2008, and $92,000 in the three months ended January 31, 2007.

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

For the 2006-2008, 2007-2009 and the 2008-2010 performance periods, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of the Company’s Common Stock at the dates of grant. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. These values for fiscal 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. The amount charged to expense related to the LTIP for these performance periods was $1,715,000 in the three months ended January 31, 2008, and $909,000 in the three months ended January 31, 2007. The cumulative amount recorded in shareholders’ equity at January 31, 2008 was $6,435,000.

12.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in other current liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2008 and 2007:

Three months ended	January 31, 2008	January 31, 2007

(In thousands)
Beginning balance	$5,857	$4,917
Dage warranties assumed	—	398
Accruals for warranties	1,437	1,325
Warranty payments	(1,266)	(1,411)
Currency effect	58	64

Ending balance	$6,086	$5,293

     Nordson Corporation
13.	Severance and restructuring costs. In March 2007, the Company announced that it would close an Adhesive Dispensing Systems manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 36 affected employees are expected to be approximately $541,000 and are being recorded over the future service period of April 2007 through March 2008.

The following table summarizes activity in the severance and restructuring accruals during fiscal years 2008 and 2007:

(In thousands)
Accrual balance at October 31, 2006	$—
Amount accrued	433
Payments	(30)

Accrual balance at October 31, 2007	403
Amount accrued	92
Payments	(238)

Accrual balance at January 31, 2008	$257

14.	Operating segments. The Company conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2007.

The Company’s products are used around the world in the appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

Nordson Corporation
The following table presents information about the Company’s reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Corporate	Total

(In thousands)
Three months ended January 31, 2008
Net external sales	$123,865	$83,894	$36,930	$—	$244,689
Operating profit	28,138	10,336	850	(2,925)	36,399
Three months ended January 31, 2007
Net external sales	$110,034	$59,681	$34,160	$—	$203,875
Operating profit	23,065	8,235	(489)	(2,545)	28,266
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2008	January 31, 2007

(In thousands)
Total profit for reportable segments	$36,399	$28,266
Interest expense	(5,603)	(4,181)
Interest and investment income	473	367
Other-net	1,213	(1,069)

Income before income taxes	$32,482	$23,383

The Company has significant sales in the following geographic regions:

Three months ended	January 31, 2008	January 31, 2007

(In thousands)
United States	$72,991	$64,291
Americas	15,978	14,796
Europe	91,116	76,842
Japan	20,240	17,103
Asia Pacific	44,364	30,843

Total net external sales	$244,689	$203,875

Nordson Corporation
15.	Pension and other postretirement plans. The components of net periodic pension cost for fiscal 2008 as compared with fiscal 2007 were:

	U.S.		International
Three months ended January 31	2008	2007	2008	2007
(In thousands)
Service cost	$1,338	$1,277	$537	$440
Interest cost	2,595	2,332	741	533
Expected return on plan assets	(2,773)	(2,421)	(379)	(318)
Amortization of prior service cost	162	137	14	10
Recognized net actuarial loss	499	743	57	117

Total benefit cost	$1,821	$2,068	$970	$782

The components of other postretirement benefits for fiscal 2008 as compared with fiscal 2007 were:

	U.S.		International
Three months ended January 31	2008	2007	2008	2007
(In thousands)
Service cost	$277	$350	$11	$11
Interest cost	622	665	11	10
Amortization of prior service cost	(208)	(181)	—	—
Recognized net actuarial loss	254	330	1	2

Total benefit cost	$945	$1,164	$23	$23

16.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, quarterly or annual operating results or cash flows.

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, the Company recorded $1,858,000 in other current liabilities, and the remaining amount of $1,150,000 was classified as long-term. During the three months ended January 31, 2008, $1,858,000 was paid in fulfillment of the Company’s obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At January 31, 2008, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.

Nordson Corporation
During the three months ended January 31, 2008, agreements were reached with two insurance companies that will result in reimbursement to the Company of $218,000 for costs related to this Site. This amount is recorded in receivables at January 31, 2008.

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

17.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korea joint venture/distributor of the Company’s products. One guarantee is for Korean Won 2,400,000,000 (approximately $2,543,000) secured by land and a building and expires on January 31, 2009. The other is a continuing guarantee for $1,650,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at January 31, 2008, was Euro 1,000,000 (approximately $1,487,000) and is declining ratably as the customer makes semiannual principal payments. The Company has recorded $1,329,000 in other accrued liabilities related to this guarantee.

18.	Subsequent Event. On February 22, 2008, the Company entered into a Note Purchase and Private Shelf Agreement (the “Agreement”) with Prudential Investment Management, Inc. The Agreement consists of a $50 million Senior Note and a $100 million Private Shelf Facility. The Senior Note bears interest at a rate of 4.98% per annum and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Proceeds will be used to repay existing short-term borrowings and for general corporate purposes.

Under the Private Shelf Facility, the Company may also borrow during the next three years up $100 million at interest rates then in effect at the time of borrowing. Borrowings can be for up to 12 years with an average life not to exceed 10 years.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales
Worldwide sales for the three months ended January 31, 2008 were $244.7 million, a 20.0% increase from sales of $203.9 million for the comparable period of 2007. Volume growth accounted for 14.7% of the increase, with the remaining 5.3% coming from the favorable effects of currency translations.

Nordson Corporation
Sales of the Company’s Adhesive Dispensing Systems segment for the three months ended January 31, 2008 increased 12.6% over the comparable period of fiscal 2007, with volume increasing 5.2% and favorable currency effects generating a 7.4% increase. Within the segment, volume increases occurred in all geographic regions. Advanced Technology Systems segment sales for the three months ended January 31, 2008 were up 40.6% over the comparable period of fiscal 2007, with volume increasing 38.8%, largely due to fiscal 2007 acquisitions, and currency effects generating a 1.8% increase. Within the segment, volume increases occurred in all geographic regions. Sales of the Industrial Coating and Automotive Systems segment for the three months ended January 31, 2008 were up 8.1% over the comparable period of fiscal 2007, with volume increasing 3.4% and favorable currency effects generating a 4.7% increase. The sales volume increase can be traced to higher system sales in Japan and Asia Pacific.
On a geographic basis, sales volume for the three months ended January 31, 2008 was up in all geographic segments in which the Company operates, primarily due to fiscal 2007 acquisitions. Volume was up 39.7% in the Asia Pacific region, 13.5% in the United States, 11.7% in Japan, 8.5% in Europe and 3.1% in the Americas region. Sales in all international regions were impacted favorably by the weaker U.S. dollar.
Operating Profit
Cost of sales for the three months ended January 31, 2008 were $104.8 million, up from $86.2 million in 2007, primarily due to the increase in sales. The gross margin percentage was 57.2% for the three months ended January 31, 2008, as compared to 57.7% for the comparable period of 2007. A higher volume of system sales contributed to the lower margin in the three months ended January 31, 2008, somewhat offset by favorable currency effects that increased the gross margin rate by 0.4% over the comparable period of fiscal 2007.
Selling and administrative expenses in the first three months of fiscal 2008 were $103.4 million, up $14.0 million, or 15.6%, from the comparable period in fiscal 2007 excluding severance and restructuring costs. The increase was largely due to the fiscal 2007 acquisitions and to currency translation effects that increased selling and administrative costs by 4.7%. Annual compensation increases and higher employee benefit costs also contributed to the increase. Selling and administrative expenses for the first three months as a percent of sales decreased to 42.2% in 2008 from 43.8% for the comparable period of fiscal 2007.
Operating profit as a percentage of sales was 14.9% in the first three months of fiscal 2008, up from 13.9% for the comparable period in fiscal 2007. Operating profit for the first three months as a percent of sales for the Adhesive Dispensing Systems segment increased from 21.0% in 2007 to 22.7% in 2008, primarily due to sales volume increasing at a higher rate than operating costs. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales decreased from 13.8% in 2007 to 12.3% in 2008. Sales associated with fiscal 2007 acquisitions affected the operating profit of this segment in the current year. The Industrial Coating and Automotive Systems segment generated an operating profit of 2.3% of sales in the first three months of fiscal 2008, compared to an operating loss of 1.4% in the same period of fiscal 2007. The improvement can be traced to restructuring actions taken in 2006.
Interest and Other Income (Expense)
Interest expense for the three months ended January 31, 2008 was $5.6 million, up from $4.2 million for the three months ended January 31, 2007, primarily due to borrowings related to the fiscal 2007 acquisitions. Other income was $1.2 million for the three months ended January 31, 2008, as compared to other expense of $1.1 million in the prior year. Included in those amounts were foreign exchange gains of $717,000 in 2008 and foreign exchange losses of $932,000 in 2007. Other income in fiscal 2008 also includes a gain of $200,000 on the sale of real estate in Alabama.

Nordson Corporation
Income Taxes
The Company’s effective tax rate was 34.3% for the three months ended January 31, 2008, compared to 33.5% for 2007. The current year rate was impacted by the expiration of a research credit, offset by a discrete item related to an adjustment of a tax accrual related to 2004 that reduced income taxes by $388,000. The 2007 rate included a discrete item of $300,000 for the effect of the Tax Relief and Health Care Act of 2006, which was signed into law in the first quarter and provided retroactive reinstatement of a research credit.
Net Income
Net income for the three months ended January 31, 2008 was $21.3 million, or $.62 per share on a diluted basis, compared to $15.6 million or $.46 per share on a diluted basis in 2007. This represents a 37% increase in net income and a 35% increase in earnings per share.
Foreign Currency Effects
In the aggregate, average exchange rates for the three months ended January 31, 2008 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable 2007 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended January 31, 2008 were translated at exchange rates in effect during the same period of 2007, sales would have been approximately $10.9 million lower while third-party costs and expenses would have been approximately $7.9 million lower.
Financial Condition
During the three months ended January 31, 2008, cash and cash equivalents increased $9.9 million. Cash provided by operations during the first three months of fiscal 2008 was $13.0 million. The primary sources were net income and non-cash expenses, offset by changes in operating assets and liabilities. Receivables and accounts payable decreased and inventories increased as a result of the traditionally lower level of business activity in the Company’s first fiscal quarter compared to its fourth fiscal quarter. Other current liabilities decreased as a result of bonus and profit sharing payments during the first quarter. Other long-term liabilities increased largely due to reclassifications resulting from the adoption of FIN 48.
Other sources of cash were proceeds from short-term borrowings of $16.4 million and $2.2 million that was generated from the exercise of stock options. Other uses of cash were repurchases of Common Shares of $7.3 million, dividend payments of $6.1 million, repayment of short-term borrowings of $4.4 million and capital expenditures of $4.4 million.
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
Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2007. There were no material changes in these policies during the three months ended January 31, 2008.

Nordson Corporation
Outlook
Sales for the second quarter of fiscal 2008 are expected to be at record levels, increasing 14% to 18% from the same period of 2007. Sales volume is expected to grow 10% to 14%, with the remainder of the increase coming from favorable currency effects. Diluted earnings per share are expected to be in the range of $.77 to $.86, also a second quarter record. At the midpoint of this range, the increase would be 34% over last year’s earnings per share of $.61.
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
Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in the Company’s 10-K for the year ended October 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed by the Company on December 21, 2007. The information disclosed has not changed materially in the interim period since October 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management with the participation of its principal executive officer (Chairman of the Board of Directors, President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2008. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2008 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Nordson Corporation
During the three months ended January 31, 2008, a change affecting the Company’s internal control over financial reporting was the installation of an SAP enterprise management system at certain operations in the United States and in Europe. Designed to improve the Company’s business processes and deliver enhanced operational and financial performance, the installation is part of a multi-year program to install SAP at certain operations throughout the world. The Company believes that this program enhances its financial reporting structure.
There were no other changes in the Company’s internal controls over financial reporting that occurred during the three months ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, the Company recorded $1,858,000 in other current liabilities, and the remaining amount of $1,150,000 was classified as long-term. During the three months ended January 31, 2008, $1,858,000 was paid in fulfillment of the Company’s obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At January 31, 2008, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.
During the three months ended January 31, 2008, agreements were reached with two insurance companies that will result in reimbursement to the Company of $218,000 for costs related to this Site. This amount is recorded in receivables at January 31, 2008.
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

Nordson Corporation
ITEM 1A. RISK FACTORS
Information regarding the Company’s risk factors was disclosed in Form 10-K filed by the Company on December 21, 2007. The information disclosed has not changed materially in the interim period since October 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs

November 1, 2007 to November 30, 2007	39	$51.12	39	822
December 1, 2007 to December 31, 2007	23	$53.46	23	799
January 1, 2008 to January 31, 2008	67	$47.37	67	732

Total	129		129

(1)	In October 2006, the Board of Directors authorized the Company to repurchase until October 2009 up to one million shares of the Company’s common shares on the open market or in privately negotiated transactions. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital.
ITEM 6. EXHIBITS
Exhibit Number:
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2008	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)