Form 10-Q
period 2008-04-30
NORDSON CORP
filed 2008-06-05
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of April 30, 2008: 33,687,196

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

(In thousands, except for per share data)
Sales	$294,116	$241,293	$538,805	$445,168
Operating costs and expenses:
Cost of sales	128,243	109,419	233,073	195,633
Selling and administrative expenses	111,682	97,442	215,050	186,837
Severance and restructuring costs	(32)	55	60	55

	239,893	206,916	448,183	382,525

Operating profit	54,223	34,377	90,622	62,643
Other income (expense):
Interest expense	(4,240)	(5,222)	(9,843)	(9,403)
Interest and investment income	227	219	700	586
Other — net	1,008	2,779	2,221	1,710

	(3,005)	(2,224)	(6,922)	(7,107)

Income before income taxes	51,218	32,153	83,700	55,536

Income taxes	18,169	11,173	29,312	18,999

Net income	$33,049	$20,980	$54,388	$36,537

Average common shares	33,525	33,572	33,571	33,475
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	586	574	579	655

Average common shares and common share equivalents	34,111	34,146	34,150	34,130

Basic earnings per share	$0.99	$0.62	$1.62	$1.09

Diluted earnings per share	$0.97	$0.61	$1.59	$1.07

Dividends declared per share	$0.1825	$0.175	$0.365	$0.35

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

	April 30, 2008	October 31, 2007

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$27,676	$31,136
Marketable securities	6	9
Receivables	227,556	229,993
Inventories	139,634	119,650
Deferred income taxes	22,530	21,068
Prepaid expenses	9,137	8,068

Total current assets	426,539	409,924

Property, plant and equipment — net	134,107	132,937
Goodwill	574,125	571,976
Other intangible assets — net	62,680	66,746
Deferred income taxes	—	861
Other assets	27,897	29,396

	$1,225,348	$1,211,840

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$210,362	$299,809
Accounts payable	42,960	51,939
Income taxes payable	18,335	15,012
Accrued liabilities	88,710	102,995
Customer advanced payments	14,582	10,564
Current maturities of long-term debt	24,290	24,290
Current obligations under capital leases	5,497	5,305

Total current liabilities	404,736	509,914

Long-term debt	72,840	22,840
Other liabilities	157,864	147,969

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	233,136	224,411
Retained earnings	790,171	748,229
Accumulated other comprehensive income	24,817	8,200
Common shares in treasury, at cost	(470,469)	(461,976)

Total shareholders’ equity	589,908	531,117

	$1,225,348	$1,211,840

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2008	April 30, 2007

(In thousands)

Cash flows from operating activities:
Net income	$54,388	$36,537
Depreciation and amortization	15,547	12,729
Tax benefit from the exercise of stock options	(2,184)	(3,112)
Non-cash stock compensation	5,144	4,184
Changes in operating assets and liabilities	(15,049)	(10,375)
Other	6,445	7,627

Net cash provided by operating activities	64,291	47,590

Cash flows from investing activities:
Additions to property, plant and equipment	(10,122)	(19,219)
Proceeds from sale of property, plant and equipment	879	800
Purchases of business, net of cash acquired	(748)	(282,135)
Proceeds from sale of marketable securities	4	—

Net cash used in investing activities	(9,987)	(300,554)

Cash flows from financing activities:
Proceeds from short-term borrowings	74,105	269,336
Repayment of short-term borrowings	(164,081)	(28,888)
Proceeds from long-term debt	50,000	—
Repayment of capital lease obligations	(2,862)	(2,782)
Issuance of common shares	6,221	5,829
Purchase of treasury shares	(13,317)	(3,461)
Tax benefit from the exercise of stock options	2,184	3,112
Dividends paid	(12,245)	(11,717)

Net cash provided by (used in) financing activities	(59,995)	231,429
Effect of exchange rate changes on cash	2,231	733

Decrease in cash and cash equivalents	(3,460)	(20,802)
Cash and cash equivalents:
Beginning of year	31,136	48,859

End of quarter	$27,676	$28,057

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2008
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2007. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.

4.	Environmental remediation costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Recently issued accounting standards. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. As discussed in Note 7, the Company adopted FIN 48 as of November 1, 2007.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to FAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. The Company must adopt FAS 161, on a prospective basis, beginning in the second quarter of fiscal 2009, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

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

At April 30, 2008, the Company has accrued interest expense related to unrecognized tax benefits of $490,000, of which $318,000 was recognized as the cumulative effect at the time of adoption, as noted above. The remaining $172,000 was recognized as interest expense during the six months ended April 30, 2008. The Company includes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income/expense.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income taxes in numerous state and foreign jurisdictions. The Company is currently under audit in the U.S. by the Internal Revenue Service (“IRS”) for its fiscal 2005 and 2006 tax years; tax years prior to fiscal 2004 are no longer subject to IRS examination. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after fiscal 2003. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

8.	Inventories. Inventories consisted of the following:

(In thousands)	April 30, 2008	October 31, 2007

Finished goods	$82,174	$71,897
Work-in-process	20,172	14,874
Raw materials and finished parts	59,465	52,826

	161,811	139,597
Obsolescence and valuation reserves	(14,155)	(12,365)
LIFO reserve	(8,022)	(7,582)

	$139,634	$119,650

9.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2008 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating
	Dispensing	Technology	and Automotive
(In thousands)	Systems	Systems	Systems	Total

Balance at October 31, 2007	$31,517	$536,909	$3,550	$571,976
Adjustments	—	936	—	936
Currency effect	475	686	52	1,213

Balance at April 30, 2008	$31,992	$538,531	$3,602	$574,125

Nordson Corporation
Information regarding the Company’s intangible assets subject to amortization is as follows:

	April 30, 2008
		Accumulated
(In thousands)	Carrying Amount	Amortization	Net Book Value

Patent costs	$26,332	$4,746	$21,586
Customer relationships	25,228	2,653	22,575
Non-compete agreements	6,012	2,956	3,056
Core/developed technology	2,788	1,537	1,251
Other	1,132	984	148

Total	$61,492	$12,876	$48,616

	October 31, 2007
		Accumulated
(In thousands)	Carrying Amount	Amortization	Net Book Value

Patent costs	$27,024	$3,592	$23,432
Customer relationships	25,609	1,557	24,052
Non-compete agreements	5,956	2,551	3,405
Core/developed technology	2,788	1,419	1,369
Other	1,087	890	197

Total	$62,464	$10,009	$52,455

At April 30, 2008 and October 31, 2007, $14,064,000 and $14,291,000, respectively, of trademark and trade name intangible assets arising from fiscal 2007 acquisitions was not subject to amortization.

Amortization expense for the three months ended April 30, 2008 and April 30, 2007 was $1,472,000 and $835,000, respectively. Amortization expense for the six months ended April 30, 2008 and April 30, 2007 was $2,902,000 and $1,385,000, respectively.

Nordson Corporation
10.	Comprehensive income. Comprehensive income for the three and six-month periods ended April 30, 2008 and April 30, 2007 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Net income	$33,049	$20,980	$54,388	$36,537
Foreign currency translation adjustments	11,403	8,983	15,672	10,917
Amortization of prior service cost and net actuarial losses, net of tax	473	—	945	—

Comprehensive income	$44,452	$29,963	$70,060	$47,454

Accumulated other comprehensive income at April 30, 2008 consisted of net foreign currency translation adjustment credits of $57,936,000 offset by $33,119,000 of pension and postretirement benefit plan adjustments. Accumulated other comprehensive loss at April 30, 2007 consisted of net foreign currency translation adjustment credits of $25,691,000 offset by $27,292,000 of pension and postretirement benefit plan adjustments.

Changes in accumulated other comprehensive income (loss) for the six months ended April 30, 2008 and 2007 are as follows:

(In thousands)	April 30, 2008	April 30, 2007

Beginning balance	$8,200	$(12,518)
Current-period change	16,617	10,917

Ending balance	$24,817	($1,601)

11.	Stock-Based Compensation. The Company’s amended and restated 2004 long-term performance plan, approved by the Company’s shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 2.5 percent of the number of Common Shares outstanding as of the first day of each fiscal year.

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

The Company recognized compensation expense related to stock options of $783,000 in the three months ended April 30, 2008, and $888,000 in the three months ended April 30, 2007. Amounts for the six months ended April 30, 2008 and April 30, 2007, were $1,530,000 and $1,793,000, respectively.

Nordson Corporation
Following is a summary of the Company’s stock options for the six months ended April 30, 2008:

		Weighted-Average
	Number of	Exercise Price Per	Aggregate	Weighted Average
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Remaining Term

Outstanding at October 31, 2007	2,248	$31.54
Granted	243	$52.92
Exercised	(233)	$26.74
Forfeited or expired	(49)	$38.90

Outstanding at April 30, 2008	2,209	$34.24	$54,769	5.8 years

Vested at April 30, 2008 or expected to vest	2,170	$34.00	$54,319	5.7 years

Exercisable at April 30, 2008	1,548	$29.11	$46,320	4.6 years

As of April 30, 2008, there was approximately $7,375,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.0 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2008	April 30, 2007

Expected volatility	.261-.336	.280-.285
Expected dividend yield	1.41-1.46%	1.48-1.64%
Risk-free interest rate	2.89-3.62%	4.44-4.67%
Expected life of the option (in years)	5.3-6.1	5.5-7.8
The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2008 options were .265 and 1.43%, respectively. The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2007 options were ..283 and 1.60%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2008 and 2007 was $14.10 and $15.78, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2008 and April 30, 2007 was $4,735,000 and $492,000, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2008 and April 30, 2007 was $6,763,000 and $10,344,000, respectively.

Cash received from the exercise of stock options was $6,221,000 for the six months ended April 30, 2008 and $5,829,000 for the six months ended April 30, 2007. The tax benefit realized from tax deductions from exercises was $2,184,000 for the six months ended April 30, 2008 and $3,112,000 for the six months ended April 30, 2007.

Nordson Corporation
Nonvested (Restricted) Stock

The Company may grant nonvested (restricted) stock to employees and directors of the Company. These shares may not be disposed of for a designated period of time (generally six months to five years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s retirement, disability or death prior to the lapse of any restrictions. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, restrictions lapse upon the retirement, disability or death of the non-employee director. Termination of service as a director for any other reason prior to the lapse of any restrictions results in a pro-rata forfeiture of shares.

As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to nonvested stock during the six months ended April 30, 2008:

		Weighted-Average
		Grant Date Fair
(In thousands, except for per share data)	Number of Shares	Value

Nonvested shares at October 31, 2007	115	$35.60
Granted	8	$52.91
Vested	(51)	$29.52
Forfeited	(7)	$37.14

Nonvested shares at April 30, 2008	65	$42.49

As of April 30, 2008, there was approximately $852,000 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.3 years. The amount charged to expense related to nonvested stock was $236,000 in the three months ended April 30, 2008 and $350,000 in the three months ended April 30, 2007. For the six months ended April 30, 2008 and April 30, 2007, the amounts were $406,000 and $712,000, respectively.

Nordson Corporation
Deferred Director Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.

The following is a summary of the activity related to deferred director compensation during the six months ended April 30, 2008:

		Weighted-Average
		Grant Date Fair
(In thousands, except for per share data)	Number of Shares	Value

Outstanding at October 31, 2007	131	$26.31
Deferrals	2	$54.02
Dividend equivalents	1	$52.89
Distributions	(9)	$20.65

Outstanding at April 30, 2008	125	$27.36

The amount charged to expense related to this plan was $77,000 and $92,000 for the three months ended April 30, 2008 and April 30, 2007, respectively. For the six months ended April 30, 2008 and April 30, 2007, the amounts were $155,000 and $183,000, respectively.

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

For the 2006-2008, 2007-2009 and the 2008-2010 performance periods, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of the Company’s Common Stock at the dates of grant. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. These values for fiscal 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. The values for fiscal year 2006 were $37.05 per share for the executive officer group and $36.56 per share for the selected other employees. The amount charged to expense related to the LTIP for these performance periods was $1,235,000 in the three months ended April 30, 2008, and $558,000 in the three months ended April 30, 2007. The amount charged to expense related to the LTIP for these performance periods was $2,950,000 in the six months ended April 30, 2008, and $1,467,000 in the six months ended April 30, 2007. The cumulative amount recorded in shareholders’ equity at April 30, 2008 was $7,671,000.

Nordson Corporation
12.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2008 and 2007:

(In thousands)	April 30, 2008	April 30, 2007

Beginning balance	$5,857	$4,917
Warranties assumed from acquisitions	—	613
Accruals for warranties	2,822	2,942
Warranty payments	(2,958)	(2,834)
Currency effect	249	165

Ending balance	$5,970	$5,803

13.	Severance and restructuring costs. In March 2007, the Company announced that it would close an Adhesive Dispensing Systems manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 36 affected employees were $493,000 and were recorded over the future service period of April 2007 through March 2008.

The following table summarizes activity in the severance and restructuring accruals during the fiscal years 2008 and 2007:

(In thousands)
Accrual balance at October 31, 2006	$—
Amount accrued	433
Payments	(30)

Accrual balance at October 31, 2007	403
Amount accrued	60
Payments	(397)

Accrual balance at April 30, 2008	$66

Nordson Corporation
14.	Operating segments. The Company conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2007.

The Company’s products are used around the world in the appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
(In thousands)	Systems	Systems	Systems	Corporate	Total

Three months ended April 30, 2008
Net external sales	$152,451	$93,773	$47,892	$—	$294,116
Operating profit	38,681	18,889	4,520	(7,867)	54,223

Three months ended April 30, 2007
Net external sales	$123,662	$74,205	$43,426	$—	$241,293
Operating profit	29,682	7,461	4,514	(7,280)	34,377

Six months ended April 30, 2008
Net external sales	$276,316	$177,667	$84,822	$—	$538,805
Operating profit	66,819	29,225	5,370	(10,792)	90,622

Six months ended April 30, 2007
Net external sales	$233,696	$133,886	$77,586	$—	$445,168
Operating profit	52,747	15,696	4,025	(9,825)	62,643

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2008	April 30, 2007

(In thousands)
Total profit for reportable segments	$54,223	$34,377
Interest expense	(4,240)	(5,222)
Interest and investment income	227	219
Other-net	1,008	2,779

Income before income taxes	$51,218	$32,153

Six months ended	April 30, 2008	April 30, 2007

(In thousands)
Total profit for reportable segments	$90,622	$62,643
Interest expense	(9,843)	(9,403)
Interest and investment income	700	586
Other-net	2,221	1,710

Income before income taxes	$83,700	$55,536

The Company has significant sales in the following geographic regions:

Three months ended	April 30, 2008	April 30, 2007

(In thousands)
United States	$84,204	$72,151
Americas	17,831	16,819
Europe	113,379	88,639
Japan	29,133	25,975
Asia Pacific	49,569	37,709

Total net external sales	$294,116	$241,293

Six months ended	April 30, 2008	April 30, 2007

(In thousands)
United States	$157,195	$136,442
Americas	33,809	31,615
Europe	204,495	165,481
Japan	49,373	43,078
Asia Pacific	93,933	68,552

Total net external sales	$538,805	$445,168

Nordson Corporation
15.	Pension and other postretirement plans. The components of net periodic pension cost for fiscal 2008 and 2007 were:

	U.S.		International
Three months ended	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

(In thousands)
Service cost	$1,339	$1,322	$541	$390
Interest cost	2,594	2,506	733	398
Expected return on plan assets	(2,773)	(2,549)	(373)	(171)
Amortization of prior service cost	162	132	14	10
Recognized net actuarial loss	499	707	60	86

Total benefit cost	$1,821	$2,118	$975	$713

	U.S.		International
Six months ended	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

(In thousands)
Service cost	$2,677	$2,599	$1,078	$830
Interest cost	5,189	4,838	1,474	931
Expected return on plan assets	(5,546)	(4,970)	(752)	(489)
Amortization of prior service cost	324	269	28	20
Recognized net actuarial loss	998	1,450	117	203

Total benefit cost	$3,642	$4,186	$1,945	$1,495

     The components of other postretirement benefits for fiscal 2008 as compared with fiscal 2007 were:

	U.S.		International
Three months ended	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

(In thousands)
Service cost	$277	$350	$13	$11
Interest cost	622	665	11	10
Amortization of prior service cost	(208)	(181)	—	—
Recognized net actuarial loss	254	206	—	2

Total benefit cost	$945	$1,040	$24	$23

	U.S.		International
Six months ended	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

(In thousands)
Service cost	$553	$701	$24	$22
Interest cost	1,245	1,330	22	20
Amortization of prior service cost	(415)	(362)	—	—
Recognized net actuarial loss	507	536	1	4

Total benefit cost	$1,890	$2,205	$47	$46

Nordson Corporation
16.	Long-term debt. On February 22, 2008, the Company entered into a Note Purchase and Private Shelf Agreement (the “Agreement”) with Prudential Investment Management, Inc. The Agreement consists of a $50 million Senior Note and a $100 million Private Shelf Facility. The Senior Note bears interest at a rate of 4.98% per annum and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Proceeds were used to repay existing short-term borrowings.

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

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, the Company recorded $1,858,000 in other current liabilities, and the remaining amount of $1,150,000 was classified as long-term. During the six months ended April 30, 2008, $1,858,000 was paid in fulfillment of the Company’s obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At April 30, 2008, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.

During fiscal 2008, agreements have been reached with four insurance companies that resulted in reimbursement to the Company of $488,000 for costs related to this remediation project.

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

Nordson Corporation
18.	Guarantees. The Company has issued guarantees to two banks to support the short-term borrowing facilities of a 49 percent-owned South Korea joint venture/distributor of the Company’s products. One guarantee is for Korean Won 2,400,000,000 (approximately $2,393,000) secured by land and a building and expires on January 31, 2009. The other is a continuing guarantee for $1,650,000.

In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at April 30, 2008, was Euro 800,000 (approximately $1,249,000) and is declining ratably as the customer makes semiannual principal payments. The Company has recorded $1,249,000 in other accrued liabilities related to this guarantee.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
               Results of Operations
               Sales
Worldwide sales for the three months ended April 30, 2008 were $294.1 million, a 21.9% increase from sales of $241.3 million for the comparable period of 2007. Organic volume increased 9.4%, the first year effect of acquisitions added 5.3%, and the favorable effects of currency translations added 7.2%.

Double-digit sales growth was achieved in each of the Company’s three business segments. Sales of the Company’s Adhesive Dispensing Systems segment for the three months ended April 30, 2008 were $152.5 million, an increase of 23.3% over the comparable period of fiscal 2007. Volume increased 12.5% and favorable currency effects generated a 10.8% increase. All product lines within this segment and all geographic regions experienced sales volume increases during the quarter, with the larger dollar engineered system product lines driving most of the overall segment growth.

Advanced Technology Systems segment sales for the three months ended April 30, 2008 were $93.8 million, up 26.4% over the comparable period of fiscal 2007. Within this segment, organic volume increased 7.7%, the first year effect of fiscal 2007 acquisitions added 17.1%, and the favorable effects of currency translations added 1.6%. Volume increases occurred in all geographic regions, as demand improved for our products in certain end markets.

Sales of the Industrial Coating and Automotive Systems segment for the three months ended April 30, 2008 were $47.9 million, up 10.3% over the comparable period of fiscal 2007, with volume increasing 3.9% and favorable currency effects generating a 6.4% increase. The sales volume increase can be traced to higher sales in the United States, Europe and Asia Pacific.

On a geographic basis, sales volume for the three months ended April 30, 2008 was up in all geographic regions in which the Company operates. Volume was up 27.2% in the Asia Pacific region, 16.7% in the United States, 14.3% in Europe, 1.3% in the Americas region and 0.9% in Japan. Sales in all international regions were impacted favorably by the weaker U.S. dollar.

Nordson Corporation
For the six months ended April 30, 2008 worldwide sales were $538.8 million, up 21.0% from the comparable period of 2007. Organic volume increased 7.3%, the first year effect of acquisitions added 7.4%, and the favorable effects of currency translations added 6.3%.

Sales of the Company’s Adhesive Dispensing Systems segment for the six months ended April 30, 2008 were $276.3 million, an increase of 18.2% over the comparable period of fiscal 2007. Volume increased 9.0% and favorable currency effects generated a 9.2% increase. All product lines within this segment and all geographic regions experienced sales volume increases during the quarter, with the larger dollar engineered system product lines driving most of the overall segment growth.

Advanced Technology Systems segment sales for the six months ended April 30, 2008 were $177.7 million, up 32.7% over the comparable period of fiscal 2007. Within this segment, organic volume increased 6.4%, the first year effect of fiscal 2007 acquisitions added 24.6%, and the favorable effects of currency translations added 1.7%. Volume increases occurred in all geographic regions, as demand improved for our products in certain end markets.

Sales of the Industrial Coating and Automotive Systems segment for the six months ended April 30, 2008 were $84.8 million, an increase of 9.3% over the comparable period of fiscal 2007. Volume increased 3.6% and favorable currency effects generated a 5.7% increase. The sales volume increase can be traced to higher system sales in Japan and Asia Pacific.

On a geographic basis, sales volume for the six months ended April 30, 2008 was up in all geographic regions in which the Company operates. Volume was up 32.8% in the Asia Pacific region, 15.2% in the United States, 11.6% in Europe, 5.2% in Japan and 2.1% in the Americas region. Sales in all international regions were impacted favorably by the weaker U.S. dollar.

Operating Profit

Cost of sales for the three months ended April 30, 2008 were $128.2 million, up from $109.4 million in 2007. Cost of sales for the six months ended April 30, 2008 were $233.1 million, up from $195.6 million in 2007. The increases were primarily due to sales volume increases during these periods. The gross margin percentage was 56.4% for the three months ended April 30, 2008, as compared to 54.7% for the comparable period of 2007. The gross margin percentage was 56.7% for the six months ended April 30, 2008, as compared to 56.1% for the comparable period of 2007. Favorable currency effects increased the fiscal 2008 gross margin rates by 0.6% and 0.5% for the three and six month periods, respectively, ended April 30, 2008 from the comparable periods of fiscal 2007. Short-term purchase accounting adjustments related to fiscal 2007 acquisitions that reduced prior year percentages were partially offset by a higher volume of lower margin system sales in fiscal 2008.

Selling and administrative expenses in the three months ended April 30, 2008 were $111.7 million, up $14.2 million, or 14.6%, from the comparable period in fiscal 2007, excluding severance and restructuring costs. The increase was largely due to currency translation effects that increased selling and administrative costs by 5.6% and to the first year effect of fiscal 2007 acquisitions. Annual compensation increases and higher employee benefit costs also contributed to the increase. Selling and administrative expenses for the three months ended April 30, 2008 as a percent of sales decreased to 38.0% in 2008 from 40.4% for the comparable period of fiscal 2007.

Selling and administrative expenses in the six months ended April 30, 2008 were $215.1 million, up $28.2 million, or 15.1%, from the comparable period in fiscal 2007, excluding severance and restructuring costs. The increase was largely due to the first year effect of fiscal 2007 acquisitions. In addition, currency translation effects increased selling and administrative costs by 5.2%. Annual compensation increases and higher employee benefit costs also contributed to the increase. Selling and administrative expenses for the six months ended April 30, 2008 as a percent of sales decreased to 39.9% in 2008 from 42.0% for the comparable period of fiscal 2007.

Nordson Corporation
Operating profit as a percentage of sales was 18.4% for the three months ended April 30, 2008, up from 14.2% for the comparable period in fiscal 2007. For the six months ended April 30, 2008, operating profit as a percent of sales was 16.8% compared to 14.1% for the six months ended April 30, 2007. The increases were primarily due to sales volume increasing at a higher rate than operating costs, as well as short-term purchase accounting adjustments that reduced the 2007 fiscal percentages.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 25.4% for the three months ended April 30, 2008 from 24.0% in 2007 and to 24.2% for the six months ended April 30, 2008 from 22.6% for the comparable period of 2007. The increases were primarily due to sales volume increasing at a higher rate than operating costs and to favorable currency effects.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended April 30, 2008 was 20.1%, up from 10.1% for the same period of 2007. For the six months ended April 30, 2008 this percentage increased to 16.4% from 11.7% last year. The increases were primarily the result of sales volume increasing at a higher rate than operating costs and the absence of the effect of short-term purchase accounting adjustments related to fiscal 2007 acquisitions. Sales associated with fiscal 2007 acquisitions increased operating profit of this segment in the current year.

Operating profit as a percent of sales for the Industrial Coating and Automotive Systems segment was 9.4% in the three months ended April 30, 2007 compared to 10.4% for the same period of 2007. For the six months ended April 30, 2008 this percentage increased to 6.3%, an increase from 5.2% last year. During the second quarter of fiscal 2008, a higher mix of lower margin system sales, as well as increased selling and administrative expenses associated with trade shows and other activities, reduced the operating profit percentage from the prior year.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2008 was $4.2 million, down from $5.2 million for the three months ended April 30, 2007, primarily due to lower interest rates in the current year. For the six-month period ended April 30, 2008, interest expense was $9.8 compared to $9.4 million for the same period of 2007. The increase can be traced primarily to borrowings related to acquisitions, partially offset by lower interest rates.

Other — net for the three months ended April 30, 2008 was $1.0 million, compared to $2.8 million for the three months ended April 30, 2007. The 2007 amount included a $2.7 million gain on the sale of real estate. Other — net included foreign exchange gains of $291,000 in the three months ended April 30, 2008, compared to losses of $283,000 in the prior year. For the six months ended April 30, 2008, foreign exchange gains were $1.0 million compared to foreign exchange losses of $1.2 million in fiscal 2007.

Net Income

The Company’s effective tax rate was 35.5% and 35.0% for the three- and six-month periods ending April 30, 2008, up from 34.7% and 34.2% for the comparable periods of fiscal 2007. The current year rates were impacted by the expiration of a research credit, offset by a discrete item related to an adjustment of a tax accrual related to a prior year that reduced income taxes by $388,000. The 2007 rates included a discrete item of $300,000 for the effect of the Tax Relief and Health Care Act of 2006, which provided retroactive reinstatement of a research credit.

Net income for the three months ended April 30, 2008 was $33.0 million, or $.97 per share on a diluted basis, compared to $21.0 million, or $.61 per share on a diluted basis in the same period of 2007. This represents a 58% increase in net income and a 59% increase in earnings per share. For the six months ended April 30, 2008, net income was $54.4 million, or $1.59 per share on a diluted basis, compared to $36.5 million, or $1.07 per share for the six months ended April 30, 2007. This represents a 49% increase in both net income and earnings per share.

Nordson Corporation
Foreign Currency Effects

In the aggregate, average exchange rates for fiscal 2008 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during fiscal 2007. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended April 30, 2008 were translated at exchange rates in effect during the same period of 2007, sales would have been approximately $17.4 million lower while third-party costs and expenses would have been approximately $11.3 million lower. If transactions for the six months ended April 30, 2008 were translated at exchange rates in effect during the same period of 2007, sales would have been approximately $28.3 million lower and third party costs would have been approximately $19.1 million lower.
             Financial Condition
During the six months ended April 30, 2008, cash and cash equivalents decreased $3.5 million. Cash provided by operations during the first six months of fiscal 2008 was $64.3 million, up from $47.6 million for the same period of 2007. The primary sources were net income and the add-back of non-cash expenses, offset by changes in operating assets and liabilities. Inventories increased from October 31, 2007 to April 30, 2008 due to demand expectations. Accounts payable decreased primarily due to the pay-down of vendor balances associated with the demand for inventory. Accrued liabilities decreased primarily as a result of bonus and profit sharing payments during the first quarter of 2008. The increase in customer advanced payments during the six months ended April 30, 2008 is largely due to advanced payments received for engineered systems orders scheduled to ship in future quarters. Other long-term liabilities increased largely due to reclassifications resulting from the adoption of FIN 48.

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

During the six months ended April 30, 2008, notes payable of $90.0 million (net) were repaid using cash proceeds from the $50 million long-term debt agreement above and cash generated from operations. Other primary uses of cash were repurchases of Common Shares of $13.3 million, dividend payments of $12.2 million and capital expenditures of $10.1 million. Issuance of common shares related to employee benefit plans generated $6.2 million of cash.
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

Certain accounting policies that require significant management estimates and are deemed critical to the Company’s results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2007. There were no material changes in these policies during 2008.

Nordson Corporation
Outlook

Sales for the third quarter of fiscal 2008 are expected to be at record levels, increasing 13% to 17% from the same period of 2007. Sales volume is expected to grow 8% to 12%, with the remainder of the increase coming from favorable currency effects. Diluted earnings per share are expected to be in the range of $.91 to $1.01, also a third quarter record. At the midpoint of this range, the increase would be 33% over last year’s earnings per share of $.72.

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
               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding the Company’s financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in the Company’s Form 10-K for the year ended October 31, 2007. The information disclosed has not changed materially during fiscal 2008.
               ITEM 4. CONTROLS AND PROCEDURES
The Company’s management with the participation of its principal executive officer (Chairman of the Board of Directors, President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2008. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, the Company recorded $1,858,000 in other current liabilities, and the remaining amount of $1,150,000 was classified as long-term. During the six months ended April 30, 2008, $1,858,000 was paid in fulfillment of the Company’s obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At April 30, 2008, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.

During fiscal 2008, agreements have been reached with four insurance companies that resulted in reimbursement to the Company of $488,000 for costs related to this remediation project.

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
             ITEM 1A. RISK FACTORS
Information regarding the Company’s risk factors was disclosed in Form 10-K for the year ended October 31, 2007. The information disclosed has not changed materially in the interim period since October 31, 2007.

Nordson Corporation
               ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs

February 1, 2008 to February 29, 2008	90	$49.39	90	642
March 1, 2008 to March 31, 2008	28	$52.44	28	614
April 1, 2008 to April 30, 2008	1	$52.97	1	613

Total	119		119

(1)	In October 2006, the Board of Directors authorized the Company to repurchase until October 2009 up to one million shares of the Company’s common shares on the open market or in privately negotiated transactions. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital.
               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Nordson Corporation was held on February 19, 2008 for the purpose of electing four directors, approval of amendments to the Nordson Corporation 2004 Long-Term Performance Plan and approval of amendments to the 2004 Management Incentive Compensation Plan.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Stephen R. Hardis	For:	31,485,691
	Withheld:	541,308

Joseph P. Keithley	For:	31,717,331
	Withheld:	309,668

Mary G. Puma	For:	28,342,704
	Withheld:	3,684,295

William L. Robinson	For:	31,668,354
	Withheld:	358,645

Nordson Corporation
The amendments to the Nordson Corporation 2004 Long-Term Performance Plan were approved as follows:

For:	29,303,428
Against:	1,019,174
Abstain:	98,330
A copy of the Amended and Restated Nordson Corporation 2004 Long-term Performance Plan was filed as an Exhibit to the Company’s February 25, 2008 Form 8-K Current Report.

The amendments to the Nordson Corporation 2004 Management Incentive Compensation Plan were approved as follows:

For:	29,641,056
Against:	692,644
Abstain:	87,231
A copy of the Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan was filed as an Exhibit to the Company’s February 25, 2008 Form 8-K Current Report.

Nordson Corporation
ITEM 6. EXHIBITS
Exhibit Number:
10.1	Note Purchase and Private Shelf Agreement dated February 22, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

27

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2008	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)