Form 10-Q
period 2008-07-31
NORDSON CORP
filed 2008-09-08
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of July 31, 2008: 34,104,699

Nordson Corporation

Nordson Corporation
Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

(In thousands, except for per share data)
Sales	$288,362	$257,713	$827,167	$702,881
Operating costs and expenses:
Cost of sales	125,923	113,005	358,996	308,638
Selling and administrative expenses	110,902	103,516	325,952	290,353
Severance and restructuring costs	240	213	300	268

	237,065	216,734	685,248	599,259

Operating profit	51,297	40,979	141,919	103,622
Other income (expense):
Interest expense	(3,501)	(6,032)	(13,344)	(15,435)
Interest and investment income	276	453	976	1,039
Other — net	2,617	531	4,838	2,241

	(608)	(5,048)	(7,530)	(12,155)

Income before income taxes	50,689	35,931	134,389	91,467

Income taxes	18,319	11,410	47,631	30,409

Net income	$32,370	$24,521	$86,758	$61,058

Average common shares	33,897	33,611	33,681	33,521
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	740	604	637	638

Average common shares and common share equivalents	34,637	34,215	34,318	34,159

Basic earnings per share	$0.95	$0.73	$2.58	$1.82

Diluted earnings per share	$0.93	$0.72	$2.53	$1.79

Dividends declared per share	$0.1825	$0.175	$0.5475	$0.525

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

	July 31, 2008	October 31, 2007

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$24,579	$31,136
Marketable securities	—	9
Receivables	224,747	229,993
Inventories	135,819	119,650
Deferred income taxes	22,136	21,068
Prepaid expenses	8,713	8,068

Total current assets	415,994	409,924

Property, plant and equipment — net	136,384	132,937
Goodwill	576,400	571,976
Other intangible assets — net	61,093	66,746
Deferred income taxes	—	861
Other assets	26,068	29,396

	$1,215,939	$1,211,840

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$213,302	$299,809
Accounts payable	37,222	51,939
Income taxes payable	3,185	15,012
Accrued liabilities	90,858	102,995
Customer advanced payments	15,591	10,564
Current maturities of long-term debt	4,290	24,290
Current obligations under capital leases	5,502	5,305

Total current liabilities	369,950	509,914

Long-term debt	68,550	22,840
Other liabilities	146,894	147,969

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	242,089	224,411
Retained earnings	816,356	748,229
Accumulated other comprehensive income	24,312	8,200
Common shares in treasury, at cost	(464,465)	(461,976)

Total shareholders’ equity	630,545	531,117

	$1,215,939	$1,211,840

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2008	July 31, 2007

(In thousands)

Cash flows from operating activities:
Net income	$86,758	$61,058
Depreciation and amortization	23,645	20,326
Tax benefit from the exercise of stock options	(9,117)	(3,968)
Non-cash stock compensation	6,993	6,277
Changes in operating assets and liabilities	(20,207)	(6,135)
Gain on sale of property, plant and equipment	(563)	(3,616)
Other	(951)	4,979

Net cash provided by operating activities	86,558	78,921

Cash flows from investing activities:
Additions to property, plant and equipment	(17,885)	(25,689)
Proceeds from sale of property, plant and equipment	2,408	7,779
Purchases of business, net of cash acquired	(748)	(281,461)
Acquisition of minority interest	(3,025)	—
Proceeds from sale of marketable securities	9	—

Net cash used in investing activities	(19,241)	(299,371)

Cash flows from financing activities:
Proceeds from short-term borrowings	167,214	300,443
Repayment of short-term borrowings	(254,063)	(81,649)
Proceeds from long-term debt	50,000	—
Repayment of long-term debt	(24,290)	(4,290)
Repayment of capital lease obligations	(4,293)	(4,174)
Issuance of common shares	15,555	8,295
Purchase of treasury shares	(17,039)	(4,427)
Tax benefit from the exercise of stock options	9,117	3,968
Dividends paid	(18,430)	(17,593)

Net cash provided by (used in) financing activities	(76,229)	200,573
Effect of exchange rate changes on cash	2,355	1,938

Decrease in cash and cash equivalents	(6,557)	(17,939)
Cash and cash equivalents:
Beginning of year	31,136	48,859

End of quarter	$24,579	$30,920

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2008
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended October 31, 2007. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of the Company’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to the Company. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.

4.	Environmental remediation costs. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Recently issued accounting standards. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. As discussed in Note 7, the Company adopted FIN 48 as of November 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 is effective for the Company’s 2009 fiscal year. The Company has not yet determined the impact of adoption on its results of operations or financial position.

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

At July 31, 2008, the Company has accrued interest expense related to unrecognized tax benefits of $566,000, of which $318,000 was recognized as the cumulative effect at the time of adoption. The remaining $248,000 was recognized as interest expense during the nine months ended July 31, 2008. The Company includes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

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

8.	Inventories. Inventories consisted of the following:

	July 31, 2008	October 31, 2007

(In thousands)
Finished goods	$81,509	$71,897
Work-in-process	18,318	14,874
Raw materials and finished parts	59,239	52,826

	159,066	139,597
Obsolescence and valuation reserves	(15,227)	(12,365)
LIFO reserve	(8,020)	(7,582)

	$135,819	$119,650

9.	Goodwill and Other Intangible Assets. Changes in the carrying amount of goodwill for the nine months ended July 31, 2008 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Total

(In thousands)

Balance at October 31, 2007	$31,517	$536,909	$3,550	$571,976
Adjustments	—	936	—	936
Acquisition of minority interest	1,647	534	139	2,320
Currency effect	465	660	43	1,168

Balance at July 31, 2008	$33,629	$539,039	$3,732	$576,400

Nordson Corporation
Information regarding the Company’s intangible assets subject to amortization is as follows:

	July 31, 2008
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Patent costs	$26,274	$5,335	$20,939
Customer relationships	25,177	3,207	21,970
Non-compete agreements	6,011	3,173	2,838
Core/developed technology	2,788	1,595	1,193
Other	1,132	1,011	121

Total	$61,382	$14,321	$47,061

	October 31, 2007
		Accumulated
	Carrying Amount	Amortization	Net Book Value

(In thousands)
Patent costs	$27,024	$3,592	$23,432
Customer relationships	25,609	1,557	24,052
Non-compete agreements	5,956	2,551	3,405
Core/developed technology	2,788	1,419	1,369
Other	1,087	890	197

Total	$62,464	$10,009	$52,455

At July 31, 2008 and October 31, 2007, $14,032,000 and $14,291,000, respectively, of trademark and trade name intangible assets arising from fiscal 2007 acquisitions was not subject to amortization.
Amortization expense for the three months ended July 31, 2008 and July 31, 2007 was $1,460,000 and $1,476,000, respectively. Amortization expense for the nine months ended July 31, 2008 and July 31, 2007 was $4,362,000 and $2,861,000, respectively.

Nordson Corporation
10.	Comprehensive income. Comprehensive income for the three and nine-month periods ended July 31, 2008 and July 31, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

(In thousands)
Net income	$32,370	$24,521	$86,758	$61,058
Foreign currency translation adjustments	(980)	2,977	14,693	13,894
Amortization of prior service cost and net actuarial losses, net of tax	474	—	1,419	—

Comprehensive income	$31,864	$27,498	$102,870	$74,952

Accumulated other comprehensive income at July 31, 2008 consisted of net foreign currency translation adjustment credits of $56,956,000 offset by $32,644,000 of pension and postretirement benefit plan adjustments. Accumulated other comprehensive income at July 31, 2007 consisted of net foreign currency translation adjustment credits of $28,668,000 offset by $27,292,000 of pension and postretirement benefit plan adjustments.
Changes in accumulated other comprehensive income (loss) for the nine months ended July 31, 2008 and 2007 are as follows:

	July 31, 2008	July 31, 2007

(In thousands)
Beginning balance	$8,200	$(12,518)
Current-period change	16,112	13,894

Ending balance	$24,312	$1,376

11.	Stock-Based Compensation. The Company’s amended and restated 2004 long-term performance plan, approved by the Company’s shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of Common Shares available for grant of awards is 2.5 percent of the number of Common Shares outstanding as of the first day of each fiscal year.

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

The Company recognized compensation expense related to stock options of $783,000 in the three months ended July 31, 2008, and $819,000 in the three months ended July 31, 2007. Amounts for the nine months ended July 31, 2008 and July 31, 2007, were $2,313,000 and $2,611,000, respectively.

Nordson Corporation
Following is a summary of the Company’s stock options for the nine months ended July 31, 2008:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2007	2,248	$31.54
Granted	243	$52.92
Exercised	(764)	$26.49
Forfeited or expired	(52)	$39.45

Outstanding at July 31, 2008	1,675	$36.70	$56,877	6.2 years

Vested at July 31, 2008 or expected to vest	1,636	$36.45	$55,979	6.1 years

Exercisable at July 31, 2008	1,017	$30.54	$40,786	4.9 years

As of July 31, 2008, there was approximately $6,625,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2008	July 31, 2007

Expected volatility	.261-.336	.280-.285
Expected dividend yield	1.41-1.46%	1.48-1.64%
Risk-free interest rate	2.89-3.62%	4.44-4.67%
Expected life of the option (in years)	5.3-6.1	5.5-7.8
The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2008 options were .262 and 1.41%, respectively. The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2007 options were .283 and 1.60%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2008 and 2007 was $14.10 and $15.83, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2008 and July 31, 2007 was $23,165,000 and $2,580,000, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2008 and July 31, 2007 was $29,928,000 and $12,924,000, respectively.
Cash received from the exercise of stock options was $15,555,000 for the nine months ended July 31, 2008 and $8,295,000 for the nine months ended July 31, 2007. The tax benefit realized from tax deductions from exercises was $9,117,000 for the nine months ended July 31, 2008 and $3,968,000 for the nine months ended July 31, 2007.

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
The following table summarizes activity related to nonvested stock during the nine months ended July 31, 2008:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2007	115	$35.60
Granted	8	$52.91
Vested	(52)	$29.60
Forfeited	(7)	$37.14

Nonvested shares at July 31, 2008	64	$42.61

As of July 31, 2008, there was approximately $604,000 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.2 years. The amount charged to expense related to nonvested stock was $260,000 in the three months ended July 31, 2008 and $348,000 in the three months ended July 31, 2007. For the nine months ended July 31, 2008 and July 31, 2007, the amounts were $666,000 and $1,061,000, respectively.

Nordson Corporation
Deferred Director Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.
The following is a summary of the activity related to deferred director compensation during the nine months ended July 31, 2008:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2007	131	$26.31
Deferrals	3	$58.58
Dividend equivalents	1	$58.55
Distributions	(16)	$20.95

Outstanding at July 31, 2008	119	$28.09

The amount charged to expense related to this plan was $75,000 and $91,000 for the three months ended July 31, 2008 and July 31, 2007, respectively. For the nine months ended July 31, 2008 and July 31, 2007, the amounts were $230,000 and $274,000, respectively.
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
For the 2006-2008, 2007-2009 and the 2008-2010 performance periods, awards will be settled in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of the Company’s Common Shares at the dates of grant. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. These values for fiscal 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. The amount charged to expense related to the LTIP for these performance periods was $671,000 in the three months ended July 31, 2008, and $820,000 in the three months ended July 31, 2007. The amount charged to expense related to the LTIP for these performance periods was $3,621,000 in the nine months ended July 31, 2008, and $2,287,000 in the nine months ended July 31, 2007. The cumulative amount recorded in shareholders’ equity at July 31, 2008 was $8,341,000.

Nordson Corporation
12.	Warranty Accrual. The Company offers warranty to its customers depending on the specific product and terms of the customer purchase agreement. Most of the Company’s product warranties are customer specific. A typical warranty program requires that the Company repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The Company records an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of the Company’s warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2008 and 2007:

	July 31, 2008	July 31, 2007

(In thousands)
Beginning balance	$5,857	$4,917
Warranties assumed from acquisitions	—	603
Accruals for warranties	4,361	4,140
Warranty payments	(4,414)	(4,182)
Currency effect	257	187

Ending balance	$6,061	$5,665

13.	Severance and restructuring costs. In July 2008, the Company announced a restructuring action that will better integrate its EFD and TAH businesses within the Advanced Technology Systems segment. This action resulted in severance expense of $240,000.

In March 2007, the Company announced that it would close an Adhesive Dispensing Systems manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 36 affected employees were $493,000 and were recorded over the future service period of April 2007 through March 2008.

The following table summarizes activity in the severance and restructuring accruals during the fiscal years 2008 and 2007:

	Advanced	Adhesive
	Technology	Dispensing
	Systems - 2008	Systems - 2007
	Action	Action	Total

Accrual balance at October 30, 2006	$—	$—	$—
Amount accrued	—	433	433
Payments	—	(30)	(30)

Accrual balance at October 31, 2007	—	403	403
Amount accrued	240	60	300
Payments	—	(463)	(463)

Accrual balance at July 31, 2008	$240	$—	$240

Nordson Corporation
14.	Operating segments. The Company conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by the Company’s chief operating decision maker. The primary focus is operating profit, which equals sales less operating costs and expenses. Operating profit excludes interest income (expense), investment income (net) and other income (expense). Items below the operating income line of the Condensed Consolidated Statement of Income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of the Company’s annual report on Form 10-K for the year ended October 31, 2007.

The Company’s products are used around the world in the appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging, semiconductor and other diverse industries. Nordson sells its products primarily through a direct, geographically dispersed sales force.

The following table presents information about the Company’s reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Corporate	Total

(In thousands)
Three months ended July 31, 2008
Net external sales	$152,851	$94,555	$40,956	$—	$288,362
Operating profit	40,490	16,296	521	(6,010)	51,297

Three months ended July 31, 2007
Net external sales	$127,753	$80,103	$49,857	$—	$257,713
Operating profit	29,751	11,315	6,440	(6,527)	40,979

Nine months ended July 31, 2008
Net external sales	$429,167	$272,222	$125,778	$—	$827,167
Operating profit	107,309	45,521	5,891	(16,802)	141,919

Nine months ended July 31, 2007
Net external sales	$361,449	$213,989	$127,443	$—	$702,881
Operating profit	82,498	27,011	10,465	(16,352)	103,622

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2008	July 31, 2007

(In thousands)
Total profit for reportable segments	$51,297	$40,979
Interest expense	(3,501)	(6,032)
Interest and investment income	276	453
Other-net	2,617	531

Income before income taxes	$50,689	$35,931

Nine months ended	July 31, 2008	July 31, 2007

(In thousands)
Total profit for reportable segments	$141,919	$103,622
Interest expense	(13,344)	(15,435)
Interest and investment income	976	1,039
Other-net	4,838	2,241

Income before income taxes	$134,389	$91,467

The Company has significant sales in the following geographic regions:

Three months ended	July 31, 2008	July 31, 2007

(In thousands)
United States	$76,717	$80,935
Americas	20,794	21,352
Europe	118,471	92,462
Japan	23,745	22,069
Asia Pacific	48,635	40,895

Total net external sales	$288,362	$257,713

Nine months ended	July 31, 2008	July 31, 2007

(In thousands)
United States	$233,912	$217,377
Americas	54,603	52,967
Europe	322,966	257,943
Japan	73,118	65,147
Asia Pacific	142,568	109,447

Total net external sales	$827,167	$702,881

Nordson Corporation
15.	Pension and other postretirement plans. The components of net periodic pension cost for fiscal 2008 and 2007 were:

	U.S.		International
Three months ended	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
(In thousands)
Service cost	$1,285	$1,296	$548	$470
Interest cost	2,523	2,479	746	741
Expected return on plan assets	(2,772)	(2,477)	(375)	(455)
Amortization of prior service cost	145	135	14	10
Recognized net actuarial loss	483	780	59	99

Total benefit cost	$1,664	$2,213	$992	$865

	U.S.		International
Nine months ended	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
(In thousands)
Service cost	$3,962	$3,895	$1,626	$1,300
Interest cost	7,712	7,317	2,220	1,672
Expected return on plan assets	(8,318)	(7,447)	(1,127)	(944)
Amortization of prior service cost	469	404	42	30
Recognized net actuarial loss	1,481	2,230	176	302

Total benefit cost	$5,306	$6,399	$2,937	$2,360

The components of other postretirement benefits for fiscal 2008 and fiscal 2007 were:

	U.S.		International
Three months ended	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
(In thousands)
Service cost	$150	$111	$11	$12
Interest cost	498	414	11	11
Amortization of prior service cost	(207)	(160)	—	—
Recognized net actuarial loss	113	319	1	2

Total benefit cost	$554	$684	$23	$25

	U.S.		International
Nine months ended	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007
(In thousands)
Service cost	$703	$812	$35	$34
Interest cost	1,743	1,744	33	31
Amortization of prior service cost	(622)	(522)	—	—
Recognized net actuarial loss	620	855	2	6

Total benefit cost	$2,444	$2,889	$70	$71

Nordson Corporation
16.	Long-term debt. On February 22, 2008, the Company entered into a Note Purchase and Private Shelf Agreement (the “Agreement”) with Prudential Investment Management, Inc. The Agreement consists of a $50 million Senior Note and a $100 million Private Shelf Facility. The Senior Note bears interest at a rate of 4.98% per annum and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. Proceeds were used to repay existing short-term borrowings.

Under the Private Shelf Facility, the Company may also borrow during the next three years up $100 million at interest rates then in effect at the time of borrowing. Borrowings can be for up to 12 years with an average life not to exceed 10 years.

17.	Acquisition of minority interest. On May 26, 2008, the Company acquired the remaining 51% interest in its South Korea joint venture with Nordson Sang San Ltd., a distributor of the Company’s products. The Company applied purchase accounting to the acquisition of the remaining interest, with the difference between the purchase price and the carrying value of the Company’s investment recorded as goodwill. The joint venture was previously consolidated in the Company’s results in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. The wholly owned subsidiary will operate as Nordson Korea.

18.	Contingencies. The Company is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is the Company’s opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on its financial condition, quarterly or annual operating results or cash flows.

Environmental — The Company has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, the Company recorded $1,858,000 in other current liabilities, and the remaining amount of $1,150,000 was classified as long-term. During the nine months ended July 31, 2008, $1,858,000 was paid in fulfillment of the Company’s obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At July 31, 2008, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.

During fiscal 2008, agreements have been reached with six insurance companies that resulted in reimbursement to the Company of $1,213,000 for costs related to this remediation project.

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

Nordson Corporation
19.	Guarantees. In 2004, the Company issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at July 31, 2008, was Euro 800,000 (approximately $1,248,000) and is declining ratably as the customer makes semiannual principal payments. The Company has recorded $1,248,000 in other accrued liabilities related to this guarantee.

20.	Subsequent event. On August 1, 2008 the Company acquired MLT Systems Holdings (Pty) Ltd. and its subsidiary, MLT Application Systems (Pty) Ltd. (“MLT”) of Cape Town, South Africa. MLT, which employs 15 people, has been the exclusive distributor of the Company’s products in South Africa since 1989.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting the Company’s financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations

Sales

Worldwide sales for the three months ended July 31, 2008 were $288.4 million, an 11.9% increase from sales of $257.7 million for the comparable period of 2007. Organic volume increased 3.1%, the first year effect of acquisitions added 2.6%, and the favorable effects of currency translations added 6.2%.

Sales of the Company’s Adhesive Dispensing Systems segment for the three months ended July 31, 2008 were $152.9 million, an increase of 19.6% over the comparable period of fiscal 2007. Volume increased 9.4% and favorable currency effects generated a 10.2% increase. The volume increase can be traced to all geographic regions, with the engineered system product lines driving most of the overall segment growth.

Advanced Technology Systems segment sales for the three months ended July 31, 2008 were $94.6 million, up 18.0% over the comparable period of fiscal 2007. Within this segment, organic volume increased 8.4%, the first year effect of fiscal 2007 acquisitions added 8.5%, and the favorable effects of currency translations added 1.1%. Volume increases occurred in all geographic regions, as demand for our products improved.

Sales of the Industrial Coating and Automotive Systems segment for the three months ended July 31, 2008 were $41.0 million, down 17.9% over the comparable period of fiscal 2007. Sales volume decreased 22.3%, while favorable effects of currency translations increased reported sales by 4.4%. Sales volume for this segment was negatively impacted by worldwide cyclical weakness in key consumer durable goods markets, such as appliances and automobiles.

On a geographic basis, sales volume for the three months ended July 31, 2008 was up 16.7% in the Asia Pacific region and 14.7% in Europe, driven by increased demand for Adhesives Dispensing Systems and Advanced Technology System products. Sales volume was down 5.4% in the Americas region, 5.2% in the United States and 2.3% in Japan. These declines can be traced to economic conditions impacting the Industrial Coating and Automotive Systems segment. Favorable currency effects as a result of the weaker U.S. dollar increased reported sales in all international regions.

For the nine months ended July 31, 2008 worldwide sales were $827.2 million, up 17.7% from the comparable period of 2007. Organic volume increased 6.3%, the first year effect of acquisitions added 5.1%, and the favorable effects of currency translations added 6.3%.

Nordson Corporation
Sales of the Company’s Adhesive Dispensing Systems segment for the nine months ended July 31, 2008 were $429.2 million, an increase of 18.7% over the comparable period of fiscal 2007. Volume increased 9.1% and favorable currency effects generated a 9.6% increase. All product lines within this segment and all geographic regions experienced sales volume increases.

Advanced Technology Systems segment sales for the nine months ended July 31, 2008 were $272.2 million, up 27.2% over the comparable period of fiscal 2007. Within this segment, organic volume increased 9.0%, the first year effect of fiscal 2007 acquisitions added 16.7%, and the favorable effects of currency translations added 1.5%. The volume increase can be traced to the Asia Pacific region, the U.S. and Europe, as demand improved for our products in certain end markets.

Sales of the Industrial Coating and Automotive Systems segment for the nine months ended July 31, 2008 were $125.8 million, a decrease of 1.3% over the comparable period of fiscal 2007. Volume decreased 6.5% while favorable currency effects generated a 5.2% increase. The sales volume decrease can be traced to recent cyclical weakness in key consumer durable goods markets, primarily in the U.S.

On a geographic basis, sales volume for the nine months ended July 31, 2008 was up 26.8% in the Asia Pacific region, 12.7% in Europe, 7.6% in the United States and 2.6% in Japan. Sales volume in the Americas region decreased 0.9%. Reported sales in all international regions were impacted favorably by the weaker U.S. dollar.

Operating Profit

Cost of sales for the three months ended July 31, 2008 were $125.9 million, up from $113.0 million in 2007. Cost of sales for the nine months ended July 31, 2008 were $359.0 million, up from $308.6 million in 2007. The increases were primarily due to sales volume increases during these periods. The gross margin percentage was 56.3% for the three months ended July 31, 2008, as compared to 56.2% for the comparable period of 2007. The gross margin percentage was 56.6% for the nine months ended July 31, 2008, as compared to 56.1% for the comparable period of 2007. Favorable currency effects increased the fiscal 2008 gross margin rates by 0.7% and 0.6% for the three and nine month periods, respectively, ended July 31, 2008 from the comparable periods of fiscal 2007. A higher volume of lower margin system sales in fiscal 2008 was partially offset by the absence of short-term inventory purchase accounting adjustments related to fiscal 2007 acquisitions.

Selling and administrative expenses in the three months ended July 31, 2008 were $110.9 million, up $7.4 million, or 7.1%, from the comparable period in fiscal 2007, excluding severance and restructuring costs. The increase was largely due to currency translation effects that increased selling and administrative costs by 4.1%, the first year effect of fiscal 2007 acquisitions, annual compensation increases and higher employee benefit costs. Selling and administrative expenses for the three months ended July 31, 2008 as a percent of sales decreased to 38.5% in 2008 from 40.2% for the comparable period of fiscal 2007.

Selling and administrative expenses in the nine months ended July 31, 2008 were $326.0 million, up $35.6 million, or 12.3%, from the comparable period in fiscal 2007, excluding severance and restructuring costs. The increase was largely due to currency translation effects, which increased selling and administrative costs by 5.0% and to the first year effect of fiscal 2007 acquisitions. Annual compensation increases and higher employee benefit costs also contributed to the increase. Selling and administrative expenses for the nine months ended July 31, 2008 as a percent of sales decreased to 39.4% in 2008 from 41.3% for the comparable period of fiscal 2007.

Nordson Corporation
Operating profit as a percentage of sales was 17.8% for the three months ended July 31, 2008, up from 15.9% for the comparable period in fiscal 2007. For the nine months ended July 31, 2008, operating profit as a percent of sales was 17.2% compared to 14.7% for the nine months ended July 31, 2007. The increases were primarily due to sales volume increasing at a higher rate than operating costs, as well as the absence of short-term purchase accounting adjustments that reduced the 2007 fiscal percentages.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 26.5% for the three months ended July 31, 2008 from 23.3% in the comparable period of 2007 and to 25.0% for the nine months ended July 31, 2008 from 22.8% in the comparable period of 2007. The increases were primarily due to sales volume increasing at a higher rate than operating costs and to favorable currency effects.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2008 was 17.2%, up from 14.1% for the same period of 2007. For the nine months ended July 31, 2008 this percentage increased to 16.7% from 12.6% last year. The increases were primarily the result of sales volume increasing at a higher rate than operating costs and the absence of the effect of short-term purchase accounting adjustments related to fiscal 2007 acquisitions.

Operating profit as a percent of sales for the Industrial Coating and Automotive Systems segment was 1.3% in the three months ended July 31, 2007 compared to 12.9% for the same period of 2007. For the nine months ended July 31, 2008 this percentage was 4.7%, down from 8.2% last year. The decreases were primarily due to lower sales volume and a higher mix of lower margin system sales.

Interest and Other — net

Interest expense for the three months ended July 31, 2008 was $3.5 million, down from $6.0 million for the three months ended July 31, 2007, due to lower interest rates and lower debt levels in the current year. For the nine-month period ended July 31, 2008, interest expense was $13.3 compared to $15.4 million for the same period of 2007. The decrease can be traced to lower interest rates, partially offset by borrowings related to 2007 acquisitions.

Other — net for the three months ended July 31, 2008 was $2.6 million, compared to $531,000 for the three months ended July 31, 2007. The increase was primarily due to foreign exchange gains of $1.2 million in the current year, compared to losses of $401,000 in the prior year.

Other — net for the nine months ended July 31, 2008 was $4.8 million, compared to $2.2 million for the nine months ended July 31, 2007. The increase was primarily due to $2.2 million of foreign exchange gains in the current year, compared to foreign exchange losses of $1.6 million in fiscal 2007. The prior year amount included a $2.8 million gain on the sale of real estate.

Nordson Corporation
Income Taxes

The Company’s effective tax rate was 36.1% for the three months ended July 31, 2008, compared to 31.8% for the same period of fiscal 2007. The effective tax rate for the nine months ended July 31, 2008 was 35.4%, compared to 33.2% for the nine months ended July 31, 2007.

The rate for the three months ended July 31, 2008 was impacted by the expiration of a research credit and an additional tax adjustment related to the prior year that increased income taxes by $324,000. The rate for the three months ended July 31, 2007 was impacted by a favorable adjustment related to prior years that reduced income taxes by $1.1 million.

The rate for the nine months ended July 31, 2008 was impacted by the expiration of a research credit, which was partially offset by discrete items related to adjustments of a tax accrual related to a prior year that reduced income taxes by $77,000. The rate for the nine months ended July 31, 2007 was impacted by a favorable adjustment related to prior years that reduced income taxes by $1.1 million. The prior year rate was also impacted by a discrete item of $300,000 for the effect of the Tax Relief and Health Care Act of 2006, which was signed into law in the first quarter and provided retroactive reinstatement of a research credit.

Net Income

Net income for the three months ended July 31, 2008 was $32.4 million, or $.93 per share on a diluted basis, compared to $24.5 million, or $.72 per share on a diluted basis in the same period of 2007. This represents a 32% increase in net income and a 29% increase in earnings per share. For the nine months ended July 31, 2008, net income was $86.8 million, or $2.53 per share on a diluted basis, compared to $61.1 million, or $1.79 per share for the nine months ended July 31, 2007. This represents a 42% increase in net income and a 41% increase in earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for fiscal 2008 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during fiscal 2007. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which the Company operates. However, if transactions for the three months ended July 31, 2008 were translated at exchange rates in effect during the same period of 2007, sales would have been approximately $16.1 million lower while third-party costs and expenses would have been approximately $9.8 million lower. If transactions for the nine months ended July 31, 2008 were translated at exchange rates in effect during the same period of 2007, sales would have been approximately $44.4 million lower and third party costs would have been approximately $29.0 million lower.

Nordson Corporation
Financial Condition

During the nine months ended July 31, 2008, cash and cash equivalents decreased $6.6 million. Cash provided by operations during the first nine months of fiscal 2008 was $86.6 million, up from $78.9 million for the same period of 2007. The primary sources were net income adjusted for the add-back of non-cash expenses, offset by changes in operating assets and liabilities. Inventories increased from October 31, 2007 to July 31, 2008 due to demand expectations. Accounts payable decreased primarily due to the pay-down of vendor balances associated with the demand for inventory. The decrease in income taxes payable is due to the tax benefit from the exercise of stock options, reclassifications to other long-term liabilities resulting from the adoption of FIN 48, and to tax payments related to current and prior year income. Accrued liabilities decreased primarily as a result of bonus and profit sharing payments during the first quarter of 2008. The increase in customer advanced payments during the nine months ended July 31, 2008 is largely due to advanced payments received for shipments of engineered systems to customers that will occur in the fourth quarters.

On February 22, 2008, the Company entered into a Note Purchase and Private Shelf Agreement (the “Agreement”) with Prudential Investment Management, Inc. The Agreement consists of a $50 million Senior Note and a $100 million Private Shelf Facility. The Senior Note bears interest at a rate of 4.98% per annum and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. The Company was in compliance with all of its debt covenants at July 31, 2008. Under the Private Shelf Facility, the Company may also borrow during the next three years up $100 million at interest rates then in effect at the time of borrowing. Borrowings can be for up to 12 years with an average life not to exceed 10 years. At July 31, 2008, the amount the Company could borrow under the Private Shelf Facility would not have been limited by any debt covenants.

During the nine months ended July 31, 2008, notes payable of $86.8 million (net) were repaid using cash proceeds from the $50.0 million long-term debt agreement above and cash generated from operations. Other primary uses of cash were dividend payments of $18.4 million, capital expenditures of $17.9 million and repurchases of Common Shares of $17.0 million. Capital expenditures were concentrated on buildings, global information systems and on machinery and equipment in China. Issuance of Common Shares related to employee benefit plans generated $15.6 million of cash.
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

Nordson Corporation
Outlook

Sales for the fourth quarter of fiscal 2008 are expected to be in the range of down 1% to up 3% compared to the same period of 2007, including an estimated 2% favorable impact from currency exchange rates. Diluted earnings per share are expected to be in the range of $.84 to $.94. At the midpoint of this range, the increase would be 2% over last year’s earnings per share of $.87.

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

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES

The Company’s management with the participation of its principal executive officer (Chairman of the Board of Directors, President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2008. Based on that evaluation, the Company’s management, including its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008 in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended July 31, 2008, a change affecting the Company’s internal control over financial reporting was the installation of an SAP enterprise management system at certain operations in Japan. Designed to improve the Company’s business processes and deliver enhanced operational and financial performance, the installation is part of a multi-year program to install SAP at certain operations throughout the world. The Company believes that this program enhances its financial reporting structure.

There were no other changes in the Company’s internal controls over financial reporting that occurred during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – Other Information
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

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to the Company for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, the Company recorded $1,858,000 in other current liabilities, and the remaining amount of $1,150,000 was classified as long-term. During the nine months ended July 31, 2008, $1,858,000 was paid in fulfillment of the Company’s obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At July 31, 2008, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.

Nordson Corporation
During fiscal 2008, agreements have been reached with six insurance companies that resulted in reimbursement to the Company of $1,213,000 for costs related to this remediation project.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2006, the Board of Directors authorized the Company to repurchase until October 2009 up to one million shares of the Company’s common shares on the open market or in privately negotiated transactions. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using the Company’s working capital. At July 31, 2008, there are 613,000 shares available to be purchased under this program. During the three months ended July 31, 2008, no shares were purchased under this program or otherwise.
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

Date: September 8, 2008	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)