Form 10-K
period 2008-10-31
NORDSON CORP
filed 2008-12-19
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of Common Stock, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of April 30, 2008 was approximately $1,874,765,000.

There were 33,510,485 shares of Common Stock outstanding as of December 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting — Part III

i

ii

PART I

NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all amounts related to U.S. and foreign currency and to the number of Nordson Corporation’s Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Item 1.	Business

General Description of Business
Nordson is one of the world’s leading manufacturers of equipment used for precision material dispensing, testing and inspection, surface preparation and curing. Our technology-based systems can be found in production facilities around the world. Nordson serves many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging and semiconductor industries.

Our strategy for long-term growth is based on a customer-driven focus and a global mindset. Headquartered in Westlake, Ohio, our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, more than two-thirds of Nordson’s revenues are generated outside the United States.

Nordson has more than 4,100 employees worldwide. Principal manufacturing facilities are located in the United States in California, Georgia, New Jersey, Ohio and Rhode Island, as well as in China, Germany, India, The Netherlands and the United Kingdom.

Corporate Purpose and Goals
Nordson strives to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for its customers, employees, shareholders and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies: customers, employees, shareholders and communities.

Our corporate goal for growth is to double our value over a five-year period, with the primary measure of value set by the market for Nordson’s Common Shares.

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

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units and divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing Nordson’s objectives. In addition, employees participate in Lean initiatives to continuously improve our processes.

Nordson is an equal opportunity employer.

We are committed to contributing approximately 5 percent of domestic pretax earnings to human services, education and other charitable activities, particularly in communities where we have major facilities.

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” Nordson has reported information about its three operating segments. This information is contained in Note 17 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Principal Products and Uses
Nordson is one of the world’s leading manufacturers of equipment used for precision dispensing, testing and inspection, surface preparation and curing. Our technology-based systems can be found in production facilities around the world. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

Nordson markets its products in the United States and in more than 50 other countries, primarily through a direct sales force and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers.

The following is a summary of the products and markets served by our business segments:

1.	Adhesive Dispensing Systems

This segment delivers Nordson proprietary precision dispensing technology to diverse markets for applications that commonly reduce material consumption, increase line efficiency and enhance product brand and appearance.

•	Nonwovens — Equipment for applying adhesives, lotions, liquids and fibers to disposable products. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.
•	Packaging — Automated adhesive dispensing systems used in the food and beverage and packaged goods industries. Key strategic markets include food packages and wrappers and drink containers.
•	Paper and Paperboard Converting — Hot melt and cold glue adhesive dispensing systems for the paper and paperboard converting industries. Key strategic markets include bag and sack manufacturing, bookbinding, envelope manufacturing and folding carton manufacturing.
•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products. Key strategic markets include appliances, automotive components, building and construction materials, electronics and furniture.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries. Key strategic markets include carpet, labels, tapes and textiles.

2.	Advanced Technology Systems

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

Manufacturing and Raw Materials
Nordson’s production operations include machining and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. Nordson has principal manufacturing operations in the United States in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Carlsbad, California; Robbinsville, New Jersey and East Providence, Rhode Island; as well as in Shanghai and Suzhou, China; Luneburg, Germany; Bangalore, India; Maastricht, The Netherlands and in Slough and Aylesbury, United Kingdom.

Principal materials used to make our products are metals and plastics, typically in sheets, bar stock, castings, forgings and tubing. Nordson also purchases many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to its products. Suppliers are competitively selected based on cost, quality and service. All significant raw materials that we use are available through multiple sources.

Nordson’s senior operating executives supervise an extensive quality control program for our equipment, machinery and systems.

Natural gas and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.

Intellectual Property
Nordson maintains procedures to protect its intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Item 1A Risk Factors.

Seasonal Variation in Business
Generally, the highest volume of sales occurs in our fourth fiscal quarter due in large part to the timing of customers’ capital spending programs. First-quarter sales volume is typically the lowest of the year due to customer holiday shutdowns.

Working Capital Practices
No special or unusual practices affect our working capital. However, Nordson generally requires advance payments as deposits on customized equipment and systems and, in certain cases, requires progress payments during the manufacturing of these products. We have initiated a number of new processes focused on reduction of manufacturing lead times. These initiatives have resulted in lower investment in inventory while maintaining the capability to respond promptly to customer needs.

Customers
Nordson serves a broad customer base, both in terms of industries and geographic regions. In fiscal year 2008, no single customer accounted for 5 percent of sales.

Backlog
Nordson’s backlog of open orders decreased to approximately $82,000 at October 31, 2008, from approximately $98,000 at October 31, 2007. The decrease can be traced primarily to lower Advanced Technology Systems backlog and to unfavorable effects of changes in currency rates. All orders in the fiscal 2008 year-end backlog are expected to be shipped to customers in fiscal year 2009.

Government Contracts
Nordson’s business neither includes nor depends upon a significant amount of governmental contracts or subcontracts. Therefore, no material part of our business is subject to renegotiation or termination at the option of the government.

Competitive Conditions
Nordson equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, finishing, coating, testing and inspection techniques. Any production process that requires surface preparation or modification, application of material to a substrate or surface, curing or testing and inspection is a potential use for our equipment.

Many factors influence Nordson’s competitive position, including pricing, product quality and service. We enjoy a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to Nordson’s leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage.

Research and Development
Investments in research and development are important to Nordson’s long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses related to continuing operations were approximately $33,566 in fiscal year 2008, compared with approximately $35,432 in fiscal year 2007 and $25,336 in fiscal year 2006.

Environmental Compliance
Nordson is subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain of these laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. Nordson is also required to maintain various related permits and licenses, many of which require periodic modification and renewal. The operation of manufacturing plants unavoidably entails environmental, safety and health risks, and we could incur material unanticipated costs or liabilities in the future if any of these risks were realized in ways or to an extent that we did not anticipate.

We believe that we operate in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain the necessary permits and licenses. We believe that the cost of complying with environmental laws and regulations will not have a material affect on our earnings, liquidity or competitive position but cannot assure that material compliance-related costs and expenses may not arise in the future. For example, future adoption of new or amended environmental laws, regulations or requirements or newly discovered contamination or other circumstances that require us to incur costs and expenses that cannot be presently anticipated.

Nordson believes that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from its operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Except for the disclosure in Item 3, Legal Proceedings, compliance with federal, state and local environmental protection laws during fiscal year 2008 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees
As of October 31, 2008, Nordson had 4,111 full- and part-time employees, including 141 at our Amherst, Ohio, facility that are represented by a collective bargaining agreement that expires on October 31, 2010. No material work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

Available Information
Nordson’s proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at http://www.nordson.com/investors/SEC/ as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

Item 1A.	Risk Factors

In an enterprise as diverse as Nordson’s, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. The risks that we highlight below are not the only ones that we face. Additional risks and uncertainties that we do not presently know about or that we currently believe will be immaterial may also affect our business.

The significant risk factors affecting our operations include the following:

Changes in U.S. or international economic conditions could adversely affect the profitability of any of our businesses.
In fiscal year 2008, 28 percent of Nordson’s revenue was derived from domestic customers while 72 percent was derived from international customers. Our largest markets include appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

Inability to access capital could impede growth or the repayment or refinancing of existing indebtedness.
The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or cause us to lose access to these facilities.

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

In addition, our credit facilities require us to meet financial ratios, including total indebtedness to consolidated trailing EBITDA (both as defined in the credit facility) and consolidated trailing EBITDA to consolidated trailing interest expense (as defined in the credit facility).

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.

Nordson’s ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain necessary waivers and the debt under our credit facilities is accelerated, we would be required to obtain replacement financing at prevailing market rates.

We may need new or additional financing in the future to expand our business or refinance existing indebtedness. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, neither debt nor equity financing may be available on satisfactory terms or at all. Finally, as a consequence of worsening financial market conditions, our credit facility providers may not provide the agreed capital if they become undercapitalized.

Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.
Nordson is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, the British Pound and the Yen. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The majority of Nordson’s consolidated revenues in fiscal year 2008 were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. Nordson takes actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

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
Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2008, Nordson had $284,901 of total debt outstanding, of which approximately 74 percent was priced at interest rates that float with the market. A 1 percent increase in the interest rate on the floating rate debt in fiscal year 2008 would have resulted in approximately $2,431 of additional interest expense. A higher level of floating rate debt would increase the exposure discussed above. For additional detail related to this risk, see Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Our growth strategy includes acquisitions, and we may not be able to make acquisitions of suitable candidates or integrate acquisitions successfully.
Nordson’s recent historical growth has also depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure, however, that we will be able to successfully identify suitable candidates, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

The success of any acquisition is subject to other risks and uncertainties, including:

•	our ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, customers or suppliers of the acquired business;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	adverse effects on existing business relationships with suppliers or customers;

•	the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets;

•	the ability to generate future cash flows or the availability of financing.

In addition, an acquisition could adversely impact our operating performance as a result of the incurrence of acquisition-related debt, acquisition expenses, or the amortization of acquisition-acquired assets.

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

The inability to continue to develop new products could limit Nordson’s revenue and profitability.
Innovation is critical to our success. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.

Our inability to protect our intellectual property rights could adversely affect product sales and financial performance.
Difficulties in acquiring and maintaining our intellectual property rights could also adversely affect our business and financial position. Our performance may depend in part on our ability to establish, protect and enforce intellectual property rights with respect to our patented technologies and proprietary rights and to defend against any claims of infringement. These activities involve complex and constantly evolving legal, scientific and factual questions and uncertainties. Nordson’s ability to compete effectively with other companies depends in part on our ability to maintain and enforce our patents and other proprietary rights, which are essential to our business. These measures afford only limited protection and may not in all cases prevent our competitors from gaining access to our intellectual property and proprietary information.

Litigation has been and may continue to be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. In addition, Nordson may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. If a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If Nordson is unable to timely obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties. This may not always be possible or, if possible, may be time consuming and expensive. Intellectual property litigation, whether successful or unsuccessful, could be expensive to us and divert some of our resources. Nordson’s intellectual property rights may not be as valuable as we believe, which could result in a competitive disadvantage or adversely affect our business and financial performance.

Political conditions in foreign countries in which we operate could adversely affect us.
Nordson conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the United States. In fiscal year 2008, approximately 72 percent of our total sales were to customers outside the U.S. We expect that international operations and U.S. export sales will continue to be important to our business for the foreseeable future. Both the sales from international operations and U.S. export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

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

Nordson may, from time to time, post financial or other information on our Web site, http://www.nordson.com/Investors/. The Internet address is for informational purposes only and is not intended for use as a hyperlink. We are not incorporating any material on our Web site into this Report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes Nordson’s principal properties as of fiscal 2008 year end.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building	134,000
East Providence, Rhode Island(2)(a)	A manufacturing, warehouse and office building	116,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(2)	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey(2)	A manufacturing, warehouse and office building (leased)	88,000
East Providence, Rhode Island(2)(a)	A manufacturing, warehouse and office complex (leased)	75,000
Westlake, Ohio	Corporate headquarters	68,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Lincoln, Rhode Island(2)(a)	A manufacturing building (leased)	44,000
Vista, California(2)	A manufacturing building (leased)	41,000
Luneburg, Germany(1)	A manufacturing building and laboratory	130,000
Shanghai, China(1)(3)	A manufacturing, warehouse and office building (leased)	92,000
Erkrath, Germany(1)(2)(3)	An office, laboratory and warehouse building (leased)	63,000
Bangalore, India(1)(2)(3)	A manufacturing, warehouse and office building	56,000
Shanghai, China(1)(2)(3)	An office and laboratory building	54,000
Maastricht, The Netherlands(1)(2)(3)	A manufacturing, distribution center and office building (leased)	48,000
Tokyo, Japan (1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Slough, U.K.(2)	A manufacturing, warehouse and office building (leased)	33,000
Aylesbury, U.K.(2)	Two manufacturing, warehouse and office buildings (leased)	32,000
Mexico City, Mexico(1)(2)(3)	A warehouse and office building (leased)	23,000
Suzhou, China(2)	A manufacturing, warehouse and office building (leased)	22,000
Lagny Sur Marne, France(1)(3)	An office building (leased)	17,000
Segrate, Italy(1)(3)	An office, laboratory and warehouse building (leased)	7,000
Singapore(1)(2)(3)	A warehouse and office building (leased)	6,000

Business Segment — Property Identification Legend

1 — Adhesive Dispensing Systems
2 — Advanced Technology Systems
3 — Industrial Coating and Automotive Systems
a — During fiscal year 2007, Nordson sold a 75,000 square foot complex in East Providence, Rhode Island and a 44,000 square foot facility in Lincoln, Rhode Island and purchased a 116,000 square foot facility in East Providence, Rhode Island. The two sold properties are being leased back until December 31, 2008.

The facilities listed above have adequate, suitable and sufficient capacity (production and nonproduction) to meet present and foreseeable demand for our products.

Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date.

In addition, Nordson leases equipment under various operating and capitalized leases. Information about leases is reported in Note 8 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

Item 3.	Legal Proceedings

Nordson is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.

Environmental — Nordson has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to Nordson for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008. At October 31, 2007, the Company recorded $1,858 in other current liabilities, and the remaining amount of $1,150 was classified as long-term. During fiscal year 2008, $1,858 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At October 31, 2008, the remaining obligation for OM&M consists of $40 in accrued liabilities and $1,110 in other long-term liabilities.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to Nordson of $1,863 for costs related to this remediation project.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Nordson’s executive officers as of October 31, 2008, were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	58	1988	Chairman of the Board of Directors, President and Chief Executive Officer, 2008
			Chairman of the Board of Directors and Chief Executive Officer, 2004 President and Chief Executive Officer, 1997
Robert A. Dunn Jr.	61	1997	Senior Vice President, 2007
			Vice President, 1997
John J. Keane	47	2003	Senior Vice President, 2005
			Vice President, 2003
Douglas C. Bloomfield	49	2005	Vice President, 2005
			Vice President, Automotive and UV, North American Division, 2003
Bruce H. Fields	57	1992	Vice President, Human Resources, 1992
Michael Groos	57	1995	Vice President, 1995
Peter G. Lambert	48	2005	Vice President, 2005
			Vice President, Packaging and Product Assembly, 2003
Gregory P. Merk	37	2006	Vice President, 2006
			General Manager, Latin America South, 2000
Shelly M. Peet	43	2007	Vice President, Chief Information Officer, 2007
			Director, Corporate Information Services and Chief Information Officer, 2003
Gregory A. Thaxton	47	2007	Vice President, Chief Financial Officer, 2008
			Vice President, Controller, 2007
			Corporate Controller and Chief Accounting Officer, 2006
			Group Controller, 2000
Robert E. Veillette	56	2007	Vice President, General Counsel and Secretary, 2007
			Secretary and Assistant General Counsel, 2002

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
(a) Nordson’s Common Shares are listed on the NASDAQ Global Select Market under the symbol NDSN. As of December 1, 2008, there were 1,951 registered shareholders. The table below is a summary of dividends paid per Common Share, the range of market prices, and average price-earnings ratios with respect to common shares, during each quarter of fiscal years 2008 and 2007. The price-earnings ratios reflect average market prices relative to trailing four-quarter total earnings per share from continuing operations.

		Common
	Dividend	Share Price		Price-Earnings
Fiscal Quarters	Paid	High	Low	Ratio

2008:
First	$.1825	$61.58	$42.30	18.5
Second	.1825	59.66	47.16	16.8
Third	.1825	78.98	58.35	20.3
Fourth	.1825	73.00	31.19	15.2
2007:
First	$.175	$52.10	$43.57	17.1
Second	.175	57.65	44.39	18.8
Third	.175	54.45	44.33	18.6
Fourth	.175	56.32	44.63	19.0

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Repurchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid	Announced Plans	Purchased Under the
	Repurchased	per Share	or Programs(1)	Plans or Programs

August 1, 2008 to August 31, 2008	6	$53.13	6	607
September 1, 2008 to September 30, 2008	154	$49.75	154	453
October 1, 2008 to October 31, 2008	256	$40.44	256	197

Total	416		416

(1)	In October 2006, the board of directors authorized Nordson to repurchase, until October 2009, up to 1,000 of our Common Shares on the open market or in privately negotiated transactions.

Performance Graph
The following is a graph that compares the five-year cumulative return from investing $100 on November 1, 2003 in each of Nordson Common Shares, the MidCap 400 Index and the S&P MidCap 400 Industrial Machinery

TOTAL SHAREHOLDER RETURNS
INDEXED RETURNS

	2003	2004	2005	2006	2007	2008
NORDSON CORPORATION	100.00	128.62	139.57	174.81	206.01	144.03
S&P MIDCAP 400	100.00	111.04	130.63	148.18	173.40	110.17
S&P MIDCAP 400 INDUSTRIAL MACHINERY INDEX	100.00	123.51	121.73	145.53	182.18	104.27

Item 6.	Selected Financial Data

Five-Year Summary

(In thousands except for per-share amounts)	2008	2007	2006	2005	2004

Operating Data(a)
Sales	$1,124,829	$993,649	$892,221	$832,179	$771,450
Cost of sales	494,394	439,804	379,800	362,824	334,302
% of sales	44	44	43	44	43
Selling and administrative expenses	434,476	401,294	362,179	337,782	318,562
% of sales	39	40	41	41	41
Severance and restructuring costs	5,621	409	2,627	875	—
Operating profit	190,338	152,142	147,615	130,698	118,586
% of sales	17	15	17	16	15
Income from continuing operations	117,504	90,692	97,667	84,510	68,307
% of sales	10	9	11	10	9
Financial Data(a)
Working capital	$10,317	$(99,990)	$105,979	$61,642	$167,362
Net property, plant and equipment and other non-current assets	782,356	801,916	475,586	476,810	476,276
Total invested capital(b)	1,013,618	1,031,330	656,401	615,000	674,943
Total assets	1,166,669	1,211,840	822,890	790,417	840,548
Long-term liabilities	218,561	170,809	151,037	207,540	240,305
Shareholders’ equity	574,112	531,117	430,528	330,912	403,333
Return on average invested capital — %(c)	13	13	18	15	13
Return on average shareholders’ equity — %(d)	20	19	26	21	19
Per-Share Data(a)
Average number of common shares	33,746	33,547	33,365	35,718	35,489
Average number of common shares and common share equivalents	34,307	34,182	34,180	36,527	36,546
Basic earnings per share from continuing operations	$3.48	$2.70	$2.93	$2.37	$1.92
Diluted earnings per share from continuing operations	3.43	2.65	2.86	2.31	1.87
Dividends per common share	0.73	0.70	0.67	0.645	0.625
Book value per common share	17.03	15.76	12.89	10.05	11.12

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Notes payable, plus current portion of long-term debt, plus current portion of capital lease obligations, plus total long-term liabilities, plus shareholders’ equity.

(c)	Income from continuing operations plus interest expense on borrowings and other long-term liabilities net of income taxes as a percentage average invested capital.

(d)	Income from continuing operations as a percentage of shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this annual report, all amounts related to U.S. and foreign currency and to the number of shares of Nordson Corporation Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Critical Accounting Policies and Estimates
Nordson’s consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the accounting policies and estimates that are used to prepare financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.

Certain accounting policies that require significant management estimates and are deemed critical to Nordson’s results of operations or financial position are discussed below. On a regular basis, critical accounting policies are reviewed with the Audit Committee of the board of directors.

Revenue Recognition — Most of Nordson’s revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to Nordson. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in fiscal years 2008, 2007 and 2006 were not material.

Goodwill — Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At October 31, 2008, and October 31, 2007, goodwill represented 49 percent and 47 percent, respectively, of Nordson’s total assets. The majority of the goodwill resulted from the acquisition of Dage Holdings, Limited in fiscal year 2007 and EFD Inc. in fiscal year 2001. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. Our reporting units as defined by the Standard are our three operating segments, Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating and Automotive Systems. The impairment test is a two-step process. In the first step, we calculate a fair value using a discounted cash flow valuation methodology and compare the result against the carrying value for net assets of each reporting unit. This analysis assumed that the impact of current economic conditions upon revenue growth would be temporary (lasting through fiscal year 2009) and also included savings traced to identified employee reductions associated with announced restructuring actions. The excess of the fair value over the carrying value is compared to the carrying value for each reporting unit. The current fair value determination results in an amount that exceeds the carrying amount of each reporting unit by a moderate to substantial margin. Based on these results, the second step of the goodwill impairment test does not need to be performed.

To test the outcome of the discounted cash flow valuations, the combined results are compared to the market capitalization value (net of debt) and our published share price. This comparison indicated that the discounted cash flow valuation is well above the market capitalization at year-end; however, this is traced to a recent and dramatic reduction in the trading value of Nordson’s stock. With the exception of one quarter in fiscal year 2000, Nordson’s price/earnings multiple has not been below 15 in any quarter over the past 15 years. The price/earnings multiple using the closing price on October 31, 2008 has declined to approximately eleven as a consequence of the current global economic crisis, during which all major stock markets have suffered significant declines.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 27 percent of consolidated inventories at October 31, 2008, and 28 percent at October 31, 2007, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. Nordson has historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Inventory reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $13,133, $12,365 and $8,576 at October 31, 2008, 2007 and 2006, respectively. The fiscal year 2007 increase is attributable to acquisitions and currency changes.

Pension Plans and Postretirement Medical Plan — The measurement of liabilities related to Nordson’s pension plans and postretirement medical plan is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions and health care cost trend rates.

Effective October 31, 2007, Nordson adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). This Statement requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Changes in the funded status of the plans are recognized in the year in which the change occurs through accumulated other comprehensive income. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FAS No. 87, Employers’ Accounting for Pensions and FAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 8.00 percent at October 31, 2008, compared to 6.25 percent at October 31, 2007. The discount rate for these plans, which comprised 77 percent of the worldwide pension obligations at October 31, 2008, was based on quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled. The weighted-average discount rate used to determine the present value of Nordson’s various international pension plan obligations was 5.87 percent at October 31, 2008, compared to 5.00 percent at October 31, 2007. The discount rates used for the international plans were determined by using quality fixed income investments.

In determining the expected return on plan assets, Nordson considers both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets was 8.48 percent for both fiscal years 2008 and 2007. The average expected rate of return on international pension assets increased to 5.04 percent in fiscal year 2008 from 4.99 percent in fiscal year 2007.

The assumed rate of compensation increases for domestic employees was 3.30 percent for both fiscal years 2008 and 2007. The assumed rate of compensation increases for international employees was 3.45 percent in fiscal year 2008, compared to 3.36 percent in fiscal year 2007.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	U.S.		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal 2008	$(2,195)	$2,585	$(290)	$295
Effect on pension obligation as of October 31, 2008	$(16,663)	$20,153	$(6,162)	$7,805
Expected return on assets:
Effect on total service and interest cost components in fiscal 2008	$(1,371)	$1,371	$(287)	$285
Effect on pension obligation as of October 31, 2008	—	—	—	—
Compensation increase:
Effect on total service and interest cost components in fiscal 2008	$2,015	$(1,640)	$516	$(53)
Effect on pension obligation as of October 31, 2008	$7,759	$(6,459)	$3,498	$(3,046)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation increased from 6.25 percent at October 31, 2007 to 8.00 percent at October 31, 2008. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 9.00 percent in fiscal year 2009, decreasing gradually to 4.50 percent in fiscal year 2015.

For the international postretirement plan, the discount rate used to value the benefit obligation increased from 5.25 percent at October 31, 2007 to 7.70 percent at October 31, 2008. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 8.50 percent in fiscal year 2009, decreasing gradually to 4.80 percent in fiscal year 2013.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and assumed health care cost trend rate would have the following effects:

	U.S.		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal 2008	$(327)	$384	$(13)	$15
Effect on postretirement obligation as of October 31, 2008	$(3,631)	$4,371	$(78)	$102
Health care trend rate:
Effect on total service and interest cost components in fiscal 2008	$548	$(443)	$25	$(19)
Effect on postretirement obligation as of October 31, 2008	$4,454	$(3,745)	$105	$(81)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in fiscal year 2009 are expected to be approximately $3,000 lower than fiscal year 2008, primarily reflecting changes in actuarial assumptions.

Financial Instruments — Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. Nordson enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in “other — net” within other income (expense) on the Consolidated Statement of Income.

Warranties — Nordson provides customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims by product sold. Amounts charged to the warranty reserve were $6,070, $5,702 and $6,092 in fiscal years 2008, 2007 and 2006, respectively. The reserve balance was $5,336, $5,784 and $4,917 at October 31, 2008, 2007 and 2006, respectively.

Long-Term Incentive Compensation Plan (LTIP) — Under the long-term incentive compensation plan, executive officers and selected other employees receive cash or stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless Nordson equals or exceeds certain threshold performance objectives.

For the fiscal years 2006-2008, fiscal years 2007-2009 and the fiscal years 2008-2010 performance periods, payouts will be in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the weighted-average value of Nordson’s Common Shares at the dates of grant. These payouts are recorded as capital in excess of stated value in shareholders’ equity. The amount recorded at October 31, 2008 for the plans originating in fiscal years 2006, 2007 and 2008 was $9,483.

Compensation expense attributable to all LTIP performance periods for executive officers and selected other employees for fiscal years 2008, 2007 and 2006 was $4,762, $4,606 and $5,456, respectively.

Discontinued Operations
On October 13, 2006, Nordson entered into an agreement to sell its Fiber Systems Group to Saurer Ltd. for $5,966. The Fiber Systems Group was acquired in fiscal year 1998 as part of the acquisition of J&M Laboratories as a means of expanding the Adhesive Dispensing Systems segment. However, due to the changing competitive environment, the Fiber Systems Group did not meet Nordson’s financial performance objectives. The sale enabled us to concentrate our activities on better performing or faster growing businesses. Proceeds of $5,411 were received on the closing date, with the remaining $555 to be paid over an 18-month period following the closing date. Settlement of a dispute related to the collectibility of letters of credit resulted in receipt of $295 of the remaining $555. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Sales of the discontinued operations were $5,919 for fiscal year 2006. The net loss from operations was $9,882 for fiscal year 2006. Included in the fiscal year 2006 loss from discontinued operations was severance expense of $699 related to 27 employees of the Fiber Systems Group that were not hired by Saurer Ltd. Also, included in the fiscal year 2006 loss from discontinued operations is the recognition of an impairment of an intangible asset of $2,630. A gain of $2,813 was recognized on the sale of the assets. The net tax benefit of $1,872 on disposal is the result of $2,867 tax expense on one-time gains resulting from the disposal, offset by $4,739 tax benefit resulting from an excess of tax basis over book basis in Fiber Systems Group assets.

Fiscal Years 2008 and 2007
Sales — Worldwide sales for fiscal year 2008 were $1,124,829, an increase of 13.2 percent from fiscal year 2007 sales of $993,649. Organic sales volume increased 5.1 percent, while the first year effect of acquisitions accounted for 3.8 percentage points of the growth. Favorable currency translation effects caused by the weaker U.S. dollar increased sales by an additional 4.3 percent over the prior year.

Sales of the Adhesive Dispensing Systems segment were $580,711 in fiscal year 2008, an increase of $71,143, or 14.0 percent, from fiscal year 2007. The increase was split evenly between sales volume and favorable currency translation effects. All product lines within this segment and all geographic regions experienced sales volume increases over the prior year.

Sales of the Advanced Technology Systems segment were $367,366 in fiscal year 2008, an increase of $66,647, or 22.2 percent from fiscal year 2007. The first year effect of acquisitions generated a volume increase of 12.4 percent, while organic sales volume increased 9.7 percent. Favorable currency translation effects contributed 0.1 percent to sales growth within this segment. The volume increase can be traced primarily to the Asia Pacific region, the U.S. and Europe, as demand improved for our products in certain semiconductor and consumer electronics end markets.

Industrial Coating and Automotive Systems segment sales in fiscal year 2008 were $176,752, a decrease of $6,610, or 3.6 percent, from the prior year. The decrease is the result of a sales volume decrease of 7.5 percent, partially offset by favorable currency translation effects of 3.9 percent. The sales volume decrease can be traced to recent cyclical weakness in key consumer durable goods markets, primarily in the U.S.

It is estimated that the effect of pricing on total revenue was neutral relative to the prior fiscal year.

Sales outside the United States accounted for 71.9 percent of total fiscal year 2008 sales, up from 69.3 percent in fiscal year 2007. Sales volume in fiscal year 2008 exceeded that of fiscal year 2007 in all five geographic regions in which we operate, largely driven by the Advanced Technology Systems segment. Sales volume was up 21.7 percent in Asia Pacific, 10.5 percent in Europe, 4.2 percent in Japan, 3.5 percent in the United States and 2.3 percent in the Americas (Canada, Mexico and Central and South America). Currency translation effects favorably impacted sales in all international regions.

Operating profit — Cost of sales in fiscal year 2008 was $494,394, up 12.4 percent from fiscal year 2007, due primarily to the increase in sales volume. Currency effects increased cost of sales by 3.1 percent. Gross margins, expressed as a percent of sales, increased to 56.0 percent in fiscal year 2008 from 55.7 percent in fiscal year 2007. The increase was the result of the absence of short-term inventory purchase accounting adjustments related to acquisitions that reduced the fiscal year 2007 gross margin percentage by approximately 0.9 percent and favorable currency effects that increased the fiscal year 2008 gross margin rate by 0.4 percent. Offsetting these items were changes in product mix that reduced the gross margin percentage.

Selling and administrative expenses, excluding severance and restructuring costs, were $434,476 in fiscal year 2008, an increase of $33,182, or 8.3 percent, from fiscal year 2007. The increase is largely due to the first year effect of fiscal 2007 acquisitions, which added 3.7 percent, and currency translation effects, which added 3.5 percent. Annual compensation increases and higher employee benefit costs also contributed to the increase. Selling and administrative expenses as a percentage of sales decreased to 38.6 percent in fiscal year 2008 from 40.4 percent in fiscal year 2007, reflecting ongoing operational improvement efforts and revenue increases that were supported by existing capacity.

In September 2008, Nordson announced an acceleration of its ongoing operating margin improvement activities. This acceleration effort involves a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe with targeted annual savings of approximately $30,000 in operating expenses by the end of fiscal year 2010. Major areas of improvement include the streamlining of marketing and sales organizations, optimization of engineering and information technology resources, rationalization of products, and continued integration of recent acquisitions. We also expect to reduce exposure to certain underperforming markets. It is anticipated that non-recurring severance and related costs for implementation of these actions will total approximately $16,000, with $5,561 in charges occurring in 2008 and the remainder occurring in fiscal year 2009. The severance costs have been recorded in the Corporate segment.

Our operating profit margin increased to 16.9 percent in fiscal year 2008 from 15.3 percent in fiscal year 2007. Purchase accounting adjustments for inventory associated with fiscal year 2007 acquisitions reduced that year’s operating profit margin by 0.9 percent. The improvement was also due to favorable currency translation effects and revenue increases that were supported by existing capacity. The operating profit margin was reduced by 0.5 percent as a result of the severance and restructuring costs described above.

Segment operating profit margins in fiscal years 2008 and 2007 were as follows:

Segment	2008	2007

Adhesive Dispensing Systems	25.0%	23.2%
Advanced Technology Systems	16.8%	13.5%
Industrial Coating and Automotive Systems	6.2%	9.6%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating profit margins. Operating profit margins for each segment were favorably impacted from a weaker dollar during the year as compared to the prior year.

Operating profit margin for the Adhesive Dispensing Systems segment was 25.0 percent, up from 23.2 percent in fiscal year 2007. The increase can be traced to the increased sales volume across all product lines and geographic regions and to favorable currency translation effects.

Operating profit margin for the Advanced Technology Systems segment increased to 16.8 percent in fiscal year 2008 from 13.5 percent in fiscal year 2007. The increase was primarily the result of sales volume increasing at a higher rate than operating costs and the absence of the effect of short-term purchase accounting adjustments related to fiscal year 2007 acquisitions, partially offset by changes in sales mix.

Operating profit margin for the Industrial Coating and Automotive Systems segment was 6.2 percent in fiscal year 2008 as compared to 9.6 percent in fiscal year 2007. The decrease in the operating profit margin is primarily due to a sales volume decrease of 7.5 percent and to a higher mix of lower margin system sales.

Interest and other income (expense) — Interest expense in fiscal year 2008 was $16,714, a decrease of $4,828, or 22.4 percent from fiscal year 2007 due to lower borrowing levels and lower interest rates. Other income was $4,914 in fiscal year 2008, compared to $3,617 in fiscal year 2007. Included in other income (expense) were currency gains of $2,153 in fiscal year 2008 and currency losses of $1,028 in fiscal year 2007. The prior year amount also included a $3,038 gain on the sale-leaseback of real estate.

Income taxes — Nordson’s effective income tax rate on continuing operations was 34.6 percent in fiscal year 2008, up from 33.2 percent in fiscal year 2007. The increased rate is primarily due to a favorable adjustment in fiscal year 2007 related to a prior year tax revision.

Net income — Income from continuing operations was $117,504, or $3.43 per diluted share in fiscal year 2008. This compares to income from continuing operations of $90,692, or $2.65 per diluted share in fiscal year 2007. This represents a 29.6 percent increase in income from continuing operations and a 29.4 percent increase in earnings per share from continuing operations.

Recently issued accounting standards — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. As discussed in Note 5, Nordson adopted FIN 48 as of November 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 is effective for Nordson as of November 1, 2008. The adoption will not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We will not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. As such, the adoption of FAS 159 on November 1, 2008 will not have an impact on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Nordson must adopt FAS 141(R) for all business combinations subsequent to November 1, 2009. The impact of adoption will depend on the nature and significance of any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Nordson must adopt FAS 160 in fiscal year 2010 and has not yet determined the impact of adoption on its results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to FAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Nordson must adopt FAS 161, on a prospective basis, beginning in the second quarter of fiscal year 2009, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Fiscal Years 2007 and 2006
Sales — Worldwide sales for fiscal year 2007 were $993,649, an increase of 11.4 percent from fiscal year 2006 sales of $892,221. Acquisitions accounted for 7.9 percentage points of the growth, while sales volume of base businesses increased 0.1 percent. Favorable currency effects caused by the weaker U.S. dollar increased sales by an additional 3.4 percent.

Historically, Nordson reported results in three operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Finishing and Coating Systems. In the third quarter of fiscal year 2007, we announced an organizational restructuring in which the portion of the Adhesive Dispensing Systems segment serving the automotive industry was combined with the Finishing and Coating Systems segment to form the newly named Industrial Coating and Automotive Systems segment. The operations of this segment are headquartered in Amherst, Ohio, are managed by the same executive and share certain resources (engineering, sales and factories). Prior fiscal year results have been reclassified to reflect the segment change.

All three segments reported higher sales volume in fiscal year 2007 compared to fiscal year 2006. Sales of the Adhesive Dispensing Systems segment were $509,568 in fiscal year 2007, an increase of $30,710, or 6.4 percent, from fiscal year 2006. Sales volume was up 1.7 percent, while currency effects increased reported sales by 4.7 percent. The increase in sales volume can be traced to higher system sales in several geographic regions, most notably Asia Pacific.

Sales of the Advanced Technology Systems segment were $300,719 in fiscal year 2007, an increase of $61,461, or 25.7 percent from fiscal year 2006. Acquisitions generated a volume increase of 29.3 percent, while sales volume of base businesses was down 5.0 percent. Favorable currency translation rates contributed 1.4 percent to sales growth within this segment. Sales within this segment were impacted by weakness in the semiconductor and electronic assembly markets.

Industrial Coating and Automotive Systems segment sales in fiscal year 2007 were $183,362, an increase of $9,257, or 5.3 percent, from the prior year. This increase can be traced to a volume increase of 2.7 percent and favorable currency effects of 2.6 percent. The volume increase can be traced to higher system sales in Japan and Asia Pacific.

It is estimated that the effect of pricing on total revenue was neutral relative to the prior fiscal year.

Sales outside the United States accounted for 69.3 percent of total fiscal year 2007 sales, up from 67.4 percent in fiscal year 2006. Sales volume in fiscal year 2007 exceeded that the prior year in all five geographic regions, largely driven by acquisitions. Sales volume was up 14.1 percent in Japan, 11.4 percent in the Americas, 11.3 percent in Asia Pacific, 7.2 percent in Europe and 4.7 percent in the United States. Currency effects favorably impacted sales in the Americas, Asia Pacific and Europe regions but negatively impacted sales in Japan.

Operating profit — Cost of sales in fiscal year 2007 was $439,804, up 15.8 percent from fiscal year 2006, due primarily to the increase in sales volume. Currency effects increased cost of sales by 2.8 percent. Gross margins, expressed as a percent of sales, decreased to 55.7 percent in fiscal year 2007 from 57.4 percent in fiscal year 2006. The fiscal year 2007 percentage was negatively impacted by short-term inventory purchase accounting adjustments related to acquisitions that reduced the margin percentage by approximately 0.9 percent. These adjustments were partially offset by favorable currency effects that increased the gross margin rate by 0.3 percent. Changes in product mix also contributed to the overall margin percentage decrease.

Selling and administrative expenses, excluding severance and restructuring costs, were $401,294 in fiscal year 2007, an increase of $39,115, or 10.8 percent, from fiscal year 2006. Acquisitions and associated purchase accounting adjustments for property, plant and equipment and intangible assets increased selling and administrative expenses by 6.9 percent, and currency translation effects increased these expenses by 2.8 percent. The remainder of the increase was largely due to higher compensation and product development costs. Selling and administrative expenses as a percentage of sales decreased to 40.4 percent in fiscal year 2007 from 40.6 percent in fiscal year 2006, reflecting ongoing operational improvement efforts and revenue increases that were supported by existing capacity.

Our operating profit margin decreased to 15.3 percent in fiscal year 2007 from 16.5 percent in fiscal year 2006. Purchase accounting adjustments for inventory; property, plant and equipment; and intangible assets associated with fiscal year 2007 acquisitions reduced operating profit margin by 1.2 percent.

Segment operating profit margins in fiscal years 2007 and 2006 were as follows:

Segment	2007	2006

Adhesive Dispensing Systems	23.2%	22.8%
Advanced Technology Systems	13.5%	23.8%
Industrial Coating and Automotive Systems	9.6%	5.9%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each of our segments were favorably impacted from a weaker dollar during the year.

Operating profit margin for the Adhesive Dispensing Systems segment was 23.2 percent in fiscal year 2007, up from 22.8 percent in fiscal year 2006. The increase can be traced to the increased sales volume and to favorable currency translation effects. In March 2007, Nordson announced that it would close a manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs for the 36 affected employees will be approximately $541 and are being recorded over the future service period of April 2007 through March 2008. The expense amount recorded in fiscal year 2007 was $433. During fiscal year 2006, Nordson realigned the management of the Adhesive Dispensing Systems segment, which resulted in the elimination of nine positions. These actions better positioned the segment to achieve our growth objectives. Total costs recorded in fiscal year 2006 attributable to the position eliminations were $429.

Operating profit margin for the Advanced Technology Systems segment decreased to 13.5 percent in fiscal year 2007 from 23.8 percent in fiscal year 2006. The operating profit of this segment was impacted by approximately $11,800 of purchase accounting adjustments for inventory; property, plant and equipment; and intangible assets related to the fiscal year 2007 acquisitions. In addition, demand for our base products within this segment declined in fiscal year 2007 as capital spending in some of the end markets served by this segment was down from the prior year as customers reacted to capacity requirements and technology shifts. Since the decline in demand is viewed as a cyclical trend, we continued to invest in new product development and distribution capacity for sustained long-term sales growth. The reduced demand resulted in lower manufacturing overhead absorption causing lower operating profit margin for the year. Sales mix also contributed to the decrease in the operating profit margin from the prior year. In an effort to improve efficiencies in operations serving the curing and drying market, we eliminated 13 positions in the Advanced Technology Systems segment during the second half of fiscal year 2006. Total costs attributable to the position eliminations were $380.

Operating profit margin for the Industrial Coating and Automotive Systems segment was 9.6 percent in fiscal year 2007, up from 5.9 percent in fiscal year 2006. The improvement in the operating profit margin is primarily due to sales volume increasing at a rate greater than operating costs. In addition, during the fourth quarter of fiscal year 2005, Nordson began a number of restructuring actions to improve performance and reduce costs in this segment. These actions, which included operational consolidations and approximately 60 personnel reductions, were completed in the fourth quarter of fiscal year 2006. As a result of these actions, this segment now operates with lower costs and improved operating performance. Fiscal year 2006 results include $1,818 of severance and restructuring costs.

Interest and other income (expense) — Interest expense in fiscal year 2007 was $21,542, an increase $9,525, or 79.3 percent from fiscal year 2006 due to higher borrowing levels resulting from the four acquisitions made during fiscal year 2007. Interest and investment income in fiscal year 2007 was $1,505, down from $1,867 in the prior year. The prior year amount included income of $898 from an income tax refund. Other income was $3,617 in fiscal year 2007, as opposed to other expense of $1,031 in fiscal year 2006. The current year amount included a $3,038 gain on the sale-leaseback of real estate. Included in other income (expense) are currency losses of $1,028 in fiscal year 2007 and $1,796 in fiscal year 2006.

Income taxes — Nordson’s effective income tax rate on continuing operations was 33.2 percent in fiscal year 2007, up from 28.4 percent in fiscal year 2006. The fiscal year 2006 rate reflects the approval by the Joint Committee on Taxation of an income tax refund of approximately $3,100. The increase in the effective tax rate is also due to higher tax rates on foreign income and a lower extraterritorial income exclusion.

Net income — Income from continuing operations was $90,692, or $2.65 per diluted share in fiscal year 2007. This compares to income from continuing operations of $97,667, or $2.86 per diluted share in fiscal year 2006. This represents a 7.1 percent decrease in income from continuing operations and a 7.3 percent decrease in earnings per share from continuing operations. Net income, including discontinued operations, was $90,598, or $2.65 per diluted share in fiscal year 2006.

Liquidity and Capital Resources
Cash generated by operations in fiscal year 2008 was $114,046, compared to $124,248 in fiscal year 2007. The primary sources were net income adjusted for the add-back of non-cash expenses, totaling $164,197 compared to $124,936 in fiscal year 2007. Uses of cash from operating activities included $20,922 associated with operating assets and liabilities, compared to $7,012 in fiscal year 2007. The primary reason for the change is a valuation decline in measurement funds underlying deferred compensation plans. Another reduction in cash relates to the difference in translated value of intercompany balances on foreign subsidiary books using average exchange rates and the corresponding balances on the parent company’s books using exchange rates in effect at the beginning and end of the fiscal year.

Cash used by investing activities was $31,924 in fiscal year 2008, compared to $348,109 in fiscal year 2007. The prior year amount included $325,245 of cash used for acquisitions. Capital expenditures were $26,386 in fiscal year 2008 and were primarily associated with improvements to the EFD building in East Providence, Rhode Island purchased in fiscal year 2007, global information systems and machinery and equipment in China.

Cash of $102,720 was used for financing activities in fiscal year 2008, compared to cash provided by financing activities of $202,224 in fiscal year 2007. In fiscal year 2008, $87,276 of short-term borrowings (net) was repaid, and $24,290 of scheduled long-term debt payments were made. Issuance of Common Shares related to employee benefit plans generated $16,135 of cash. Dividend payments were $24,645 in fiscal year 2008, an increase of $1,164 from fiscal year 2007 due to an increase in the per-share amount of 4.3 percent from fiscal year 2007. In fiscal year 2007, net proceeds from short-term borrowings of $281,293 were used for four acquisitions.

The following is a summary of significant changes in balance sheet captions from the end of fiscal year 2007 to the end of fiscal year 2008. Accounts payable decreased primarily due to the pay-down of vendor invoices associated with the demand for inventory. The decrease in income taxes payable is due to a tax benefit from the exercise of stock options, reclassifications to other long-term liabilities resulting from the adoption of FIN 48 and to tax payments related to current and prior year income. Intangible assets decreased as a result of amortization and currency rate changes. The decrease in other noncurrent asserts was primarily caused by the lower market value of assets held in a Rabbi Trust related to a deferred compensation obligation. The increase in long-term pension and retirement liabilities is due to a decrease in the fair value of plan assets partially offset by decreases in obligations from higher discount rates.

On February 22, 2008, we entered into a Note Purchase and Private Shelf Agreement (the “Agreement”) with Prudential Investment Management, Inc. The Agreement consists of a $50,000 Senior Note and a $100,000 Private Shelf Facility. The Senior Note bears interest at a rate of 4.98 percent and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all of our debt covenants at October 31, 2008. Under the Private Shelf Facility, we may also borrow during the next three years unto $100,000 at interest rates then in effect at the time of borrowing. Borrowings can be for up to 12 years with an average life not to exceed 10 years. At October 31, 2008, the amount we could borrow under the Private Shelf Facility would not have been limited by any debt covenants.

The board of directors authorized Nordson to repurchase up to 1,000 of our Common Shares over a three-year period beginning November 2006. The board of directors amended this resolution in August 2007 to permit us to enter into written agreements with independent third party brokers to purchase Common Shares on the open market or in privately negotiated transactions. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using working capital. During fiscal year 2008, Nordson repurchased 664 of the shares authorized to be repurchased under this program for $30,678.

The following table summarizes obligations as of October 31, 2008:

	Payments Due by Period
		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$72,840	$4,290	$18,550	$50,000	$—
Capital lease obligations	14,666	5,976	5,786	654	2,250
Operating leases	34,534	9,197	11,448	4,148	9,741
Notes payable(1)	212,061	212,061	—	—	—
Interest payments on long-term debt	14,076	4,017	6,781	3,278	—
Contributions related to pension and postretirement benefits(2)	6,000	6,000
Purchase obligations	37,423	37,057	366	—	—

Total obligations	$391,600	$278,598	$42,931	$58,080	$11,991

(1) Nordson has various lines of credit with both domestic and foreign banks. At October 31, 2008, these lines totaled $512,470, of which $300,409 was unused. Included in the total amount of $512,470 was a $400,000 unsecured, multicurrency credit facility with a group of banks that expires in fiscal year 2012. This facility may be increased by $100,000 to $500,000 under certain conditions. At October 31, 2008, $170,000 was outstanding under this facility, compared to $280,000 outstanding at October 31, 2007. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires trailing consolidated trailing EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). We were in compliance with all debt covenants at October 31, 2008.

(2) Pension and postretirement plan funding amounts after fiscal year 2009 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time.

We believe that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for fiscal year 2009. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook
Current disruptions in global financial markets and resulting turmoil in the general economic environment will have an impact on Nordson’s performance; however, we believe we are well positioned to manage the impact upon our liquidity. Our liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on indebtedness. Primary sources of liquidity to meet these needs are cash provided by operations and borrowings under our loan agreements. Cash provided by operations extending back to the end of the 2001 – 2002 recession ranged from 10 percent to 14 percent of net sales. During the 2001 and 2002 recession years, cash from operations were 10 percent and 20 percent of net sales, respectively. Since the recession of 2001 – 2002, Nordson has enhanced its sources of revenue by expanding its diversity of end markets and geographies into which it sells and also has employed lean practices into all areas of operations to gain cost efficiencies and improve operating margins and cash flow from operations. In addition, during the fourth quarter of fiscal year 2008, we announced an acceleration of ongoing operational improvement activities (as described above). Cash is available through a $400,000 5-year committed revolving line of credit with 12 domestic and international banks. This line of credit was put into place in July 2007 and expires in July 2012. As of October 31, 2008 we are in compliance with the financial covenants of this credit facility and have $230,000 available borrowing capacity. In addition, in February 2008, Nordson put in place a Master Shelf Arrangement with the Prudential Insurance Company to allow for the issuance of medium to long-term unsecured notes. As of October 31, 2008, we are in compliance with the financial covenant relating to a $50,000 five-year note issued under this arrangement. While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event of these financial institutions failure to remain sufficiently capitalized.

Nordson’s priorities for fiscal year 2009 are focused upon the continuation of strategic actions to optimize revenue opportunities in a challenging economic environment and achieve its expectations for operational improvements through a combination of non-workforce related efficiencies and workforce reductions. Major areas of improvement include the streamlining of marketing and sales organizations, optimization of engineering and information technology resources, rationalization of products, and continued integration of recent acquisitions. We also expect to reduce exposure to certain underperforming markets. Given the current economic challenges, we expect this focus to result in optimized improvements in cash provided by operations.

With respect to spending, the table above presents Nordson’s financial obligations for the long-term being $391,600 of which $108,598 is payable in 2009, excluding amounts payable under terms of our revolving line of credit. On December 10, 2008, our Board of Directors approved a stock repurchase program of up to 1,000 shares over a three-year period beginning December 22, 2008. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. Capital expenditures for 2009 will be reduced from recent years and primarily focused upon our in-process rollout of SAP enterprise management software and various projects that improve manufacturing and distribution.

We will continue to look for strategic acquisition opportunities, develop new applications and markets for our technologies, and move forward with our initiatives to improve operating performance.

Effects of Foreign Currency
The impact of changes in foreign currency exchange rates on sales and operating results cannot be precisely measured because of fluctuating selling prices, sales volume, product mix and cost structures in each country where we operate. As a general rule, a weakening of the U.S. dollar relative to foreign currencies has a favorable effect on sales and net income, while a strengthening of the U.S. dollar has a detrimental effect.

In fiscal year 2008 compared with fiscal year 2007, the U.S. dollar was generally weaker against foreign currencies. If fiscal year 2007 exchange rates had been in effect during fiscal year 2008, sales would have been approximately $43,051 lower and third-party costs would have been approximately $27,719 lower. In fiscal year 2007 compared with fiscal year 2006, the U.S. dollar was also generally weaker against foreign currencies. If fiscal year 2006 exchange rates had been in effect during fiscal year 2007, sales would have been approximately $30,261 lower and third-party costs would have been approximately $20,807 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Nordson operates internationally and enters into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily Euro, British Pound and Yen, usually have maturities of 90 days or less, and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of Nordson’s net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2008, we did not have a material foreign currency risk.

Note 11 to the financial statements contains additional information about Nordson’s foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates for long-term debt.

The tables that follow present principal repayments and related weighted-average interest rates by expected maturity dates of fixed-rate debt.

At October 31, 2008

						There-	Total	Fair
	2009	2010	2011	2012	2013	after	Value	Value

Long-term debt, including current portion	$4,290	$4,290	$14,260	$ —	$50,000	$—	$72,840	$70,757
Average interest rate	5.70%	5.61%	5.51%	4.98%	4.98%	—	5.70%

At October 31, 2007

						There-	Total	Fair
	2008	2009	2010	2011	2012	after	Value	Value

Long-term debt, including current portion	$24,290	$4,290	$4,290	$14,260	$ —	$—	$47,130	$49,350
Average interest rate	7.19%	7.29%	7.33%	7.39%	—	—	7.19%

Nordson also has variable-rate notes payable. The weighted average interest rate of this debt was 3.7 percent at October 31, 2008 and 5.3 percent at October 31, 2007. A 1 percent increase in interest rates would have resulted in additional interest expense of approximately $2,431 on the notes payable in fiscal year 2008.

Inflation
Inflation affects profit margins because the ability to pass cost increases on to customers is restricted by the need for competitive pricing. Although inflation has been modest in recent years and has had no material effect on the years covered by these financial statements, we continue to seek ways to minimize the impact of inflation through focused efforts to raise productivity.

Trends
The Five-Year Summary in Item 6 documents Nordson’s historical financial trends. Over this period, the world’s economic conditions fluctuated significantly. Our solid performance is attributed to our participation in diverse geographic and industrial markets and our long-term commitment to develop and provide quality products and worldwide service to meet customers’ changing needs.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-K, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the U.S. and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases.

In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. Nordson undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause our actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2008, 2007 and 2006

	2008	2007	2006
(In thousands except for per-share amounts)

Sales	$1,124,829	$993,649	$892,221
Operating costs and expenses:
Cost of sales	494,394	439,804	379,800
Selling and administrative expenses	434,476	401,294	362,179
Severance and restructuring costs	5,621	409	2,627

	934,491	841,507	744,606

Operating profit	190,338	152,142	147,615
Other income (expense):
Interest expense	(16,714)	(21,542)	(12,017)
Interest and investment income	1,250	1,505	1,867
Other — net	4,914	3,617	(1,031)

	(10,550)	(16,420)	(11,181)

Income before income taxes and discontinued operations	179,788	135,722	136,434
Income tax provision:
Current	54,929	44,613	39,719
Deferred	7,355	417	(952)

	62,284	45,030	38,767

Income from continuing operations	117,504	90,692	97,667
Loss from discontinued operations, net of income tax benefits of $6,418 for the year ended October 31, 2006	—	—	(7,069)

Net income	$117,504	$90,692	$90,598

Average common shares	33,746	33,547	33,365
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	561	635	815

Average common shares and common share equivalents	34,307	34,182	34,180

Basic earnings per share from continuing operations	$3.48	$2.70	$2.93
Basic loss per share from discontinued operations	—	—	(0.21)

Total	$3.48	$2.70	$2.72

Diluted earnings per share from continuing operations	$3.43	$2.65	$2.86
Diluted loss per share from discontinued operations	—	—	(0.21)

Total	$3.43	$2.65	$2.65

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2008 and 2007

	2008	2007
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$11,755	$31,136
Marketable securities	5	9
Receivables — net	224,813	229,993
Inventories — net	118,034	119,650
Deferred income taxes	22,455	21,068
Prepaid expenses	7,251	8,068

Total current assets	384,313	409,924
Property, plant and equipment — net	133,843	132,937
Goodwill	571,933	571,976
Intangible assets — net	53,874	66,746
Deferred income taxes	—	861
Other assets	22,706	29,396

	$1,166,669	$1,211,840

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$212,061	$299,809
Accounts payable	42,916	51,939
Income taxes payable	6,141	15,012
Accrued liabilities	96,473	102,995
Customer advance payments	7,521	10,564
Current maturities of long-term debt	4,290	24,290
Current obligations under capital leases	4,594	5,305

Total current liabilities	373,996	509,914
Long-term debt	68,550	22,840
Obligations under capital leases	6,098	7,038
Pension and retirement obligations	66,863	59,762
Postretirement obligations	35,426	39,781
Deferred income taxes	2,250	—
Other liabilities	39,374	41,388
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized; 49,011 shares issued	12,253	12,253
Capital in excess of stated value	244,096	224,411
Retained earnings	840,888	748,229
Accumulated other comprehensive income (loss)	(40,795)	8,200
Common shares in treasury, at cost	(482,330)	(461,976)

Total shareholders’ equity	574,112	531,117

	$1,166,669	$1,211,840

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2008, 2007 and 2006

	2008	2007	2006
(In thousands)

Number of common shares in treasury
Balance at beginning of year	15,301	15,600	16,100
Shares issued under company stock and employee benefit plans	(804)	(604)	(1,171)
Purchase of treasury shares	807	305	671

Balance at end of year	15,304	15,301	15,600

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$224,411	$210,690	$188,132
Shares issued under company stock and employee benefit plans	874	1,235	5,565
Tax benefit from stock option and restricted stock transactions	9,002	4,269	9,074
Stock-based compensation	9,809	8,217	7,121
Adoption of FAS 123(R)	—	—	798

Balance at end of year	$244,096	$224,411	$210,690

Retained earnings
Balance at beginning of year	$748,229	$681,018	$613,580
Adoption of FIN 48	(200)	—	—

Balance at beginning of year, adjusted	748,029	681,018	613,580
Elimination of reporting lag for certain international subsidiaries	—	—	(788)
Net income	117,504	90,692	90,598
Dividends paid ($.73 per share in 2008, $.70 per share in 2007 and $.67 per share in 2006)	(24,645)	(23,481)	(22,372)

Balance at end of year	$840,888	$748,229	$681,018

Accumulated other comprehensive income (loss)
Balance at beginning of year	$8,200	$(12,518)	$(25,883)
Translation adjustments	(41,665)	27,490	8,693
Adjustments related to FAS 158:
Prior service cost recognized during the year, net of tax of $343	(761)	—	—
Net actuarial loss occurring during the year, net of tax of $354	(6,569)	—	—
Pension and postretirement benefit plan adjustments, net of tax of $(6,014) in 2007 and $(2,671) in 2006	—	10,320	4,672
Effect of adoption of FAS 158, net of tax of $15,270	—	(17,092)	—

Balance at end of year	$(40,795)	$8,200	$(12,518)

Common shares in treasury, at cost
Balance at beginning of year	$(461,976)	$(460,915)	$(454,365)
Shares issued under company stock and employee benefit plans	19,944	14,222	22,248
Purchase of treasury shares	(40,298)	(15,283)	(28,798)

Balance at end of year	$(482,330)	$(461,976)	$(460,915)

Deferred stock based compensation
Balance at beginning of year	$—	$—	$(2,805)
Shares issued under company stock and employee benefit plans	—	—	—
Amortization of deferred stock based compensation	—	—	—
Adoption of FAS 123(R)	—	—	2,805

Balance at end of year	$—	$—	$—

Total shareholders’ equity	$574,112	$531,117	$430,528

Comprehensive income
Net income	$117,504	$90,692	$90,598
Translation adjustments	(41,665)	27,490	8,693
Adjustments related to FAS 158:
Prior service cost recognized during the year, net of tax of $343	(761)	—	—
Net actuarial loss occurring during the year, net of tax of $354	(6,569)	—	—
Pension and postretirement benefit plan adjustments, net of tax of $(6,014) in 2007 and $(2,671) in 2006	—	10,320	4,672

Total comprehensive income	$68,509	$128,502	$103,963

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2008, 2007 and 2006

	2008	2007	2006
(In thousands)

Cash flows from operating activities:
Net income	$117,504	$90,692	$90,598
Less: Loss from discontinued operations	—	—	(7,069)

Income from continuing operations	117,504	90,692	97,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,440	23,784	22,284
Amortization	5,797	4,149	1,026
Provision for losses on receivables	413	1,147	277
Deferred income taxes	7,355	417	61
Tax benefit from the exercise of stock options	(9,002)	(4,269)	(9,074)
Non-cash stock compensation	9,247	8,217	7,121
(Gain)/loss on sale of property, plant and equipment	(369)	(3,470)	58
Other	(22,417)	10,593	8,213
Changes in operating assets and liabilities:
Receivables	(8,118)	(3,983)	(25,069)
Inventories	(5,413)	(1,075)	(1,769)
Other current assets	156	(2,052)	771
Other noncurrent assets	7,534	(9,807)	(2,502)
Accounts payable	(7,678)	5,090	(1,190)
Income taxes payable	8,817	4,928	17,737
Accrued liabilities	(3,102)	(14,212)	6,801
Customer advance payments	(2,560)	(195)	(347)
Other noncurrent liabilities	(10,562)	14,294	6,536
Net cash used by discontinued operations	—	—	(8,577)

Net cash provided by operating activities	114,042	124,248	120,024
Cash flows from investing activities:
Additions to property, plant and equipment	(26,386)	(31,017)	(13,610)
Proceeds from sale of property, plant and equipment	2,349	8,153	913
Acquisition of businesses, net of cash acquired	(4,699)	(325,245)	—
Acquisition of minority interest	(3,191)	—	—
Proceeds from sale of business	—	—	5,411
Proceeds from sale of marketable securities	3	—	206
Net cash used by discontinued operations	—	—	(115)

Net cash used in investing activities	(31,924)	(348,109)	(7,195)
Cash flows from financing activities:
Proceeds from short-term borrowings	217,917	387,131	16,190
Repayment of short-term borrowings	(305,193)	(105,838)	(20,299)
Proceeds from long-term debt	50,000	—	—
Repayment of long-term debt	(24,290)	(54,290)	(54,004)
Repayment of capital lease obligations	(6,027)	(5,741)	(5,571)
Issuance of common shares	16,135	9,264	21,535
Purchase of treasury shares	(35,615)	(9,090)	(22,521)
Tax benefit from the exercise of stock options	9,002	4,269	9,074
Dividends paid	(24,645)	(23,481)	(22,372)

Net cash provided by (used in) financing activities	(102,716)	202,224	(77,968)
Effect of exchange rate changes on cash	1,217	3,914	1,428
Effect of change in fiscal year-end for certain international subsidiaries	—	—	1,252

Increase (decrease) in cash and cash equivalents	(19,381)	(17,723)	37,541
Cash and cash equivalents at beginning of year	31,136	48,859	11,318

Cash and cash equivalents at end of year	$11,755	$31,136	$48,859

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

In this annual report, all amounts related to U.S. and foreign currency and to the number of Nordson Corporation’s Common Shares, except for per share earnings and dividend amounts, are expressed in thousands.

Note 1 — Significant accounting policies

Consolidation — The consolidated financial statements include the accounts of Nordson Corporation and majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Other investments are recorded at cost.

As discussed in Note 3, the Fiber Systems Group was sold on October 13, 2006, and its results of operations have been included in discontinued operations for fiscal year 2006. Unless noted otherwise, disclosures reported in these financial statement and notes pertain to Nordson’s continuing operations.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual amounts could differ from these estimates.

Fiscal year — Our fiscal year ends on October 31. Prior to fiscal year 2006, the majority of our international operations reported their results on a one-month lag, in order to facilitate reporting of consolidated accounts. Effective in fiscal year 2006, the reporting lag was eliminated. As a result, the October 2005 results of operations for these subsidiaries, which amounted to a net loss of $788, were recorded directly to retained earnings at the beginning of fiscal year 2006. Accordingly, certain tables showing balance sheet activity presented in these Notes to Consolidated Financial Statements contain 13 months of change when reconciling beginning balances to ending balances.

Revenue recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to Nordson. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in fiscal years 2008, 2007 and 2006 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $9,888, $8,358 and $7,044 in fiscal years 2008, 2007 and 2006, respectively.

Research and development — Research and development costs are expensed as incurred and were $33,566, $35,432 and $25,336 in fiscal years 2008, 2007 and 2006, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents — Highly liquid instruments with maturities of 90 days or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents are carried at cost.

Marketable securities — Marketable securities consist primarily of short-term notes with maturities greater than 90 days at date of purchase, and all contractual maturities were within one year or could be callable within one year.

Our marketable securities are classified as available for sale and are recorded at quoted market prices that approximate cost.

Allowance for doubtful accounts — An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. The amount of the allowance is determined principally on the basis of past collection experience and known factors regarding specific customers. Accounts are written off against the allowance when it becomes evident that collection will not occur.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 27 percent of consolidated inventories at October 31, 2008, and 28 percent at October 31, 2007.  The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $7,728 and $7,582 higher than reported at October 31, 2008 and October 31, 2007, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Costs associated with the development and installation of internal use software are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in fiscal years 2008, 2007 or 2006.

Goodwill and intangible assets — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The majority of goodwill relates to and is assigned directly to specific reporting units. Goodwill and indefinite-lived intangible assets consisting of trademarks and trade names are not amortized but are subject to annual impairment testing at the reporting unit level. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit or other indefinite lived intangible assets is less than the carrying amount of those assets.

Other amortizable intangible assets, which consist primarily of patent costs, customer relationships, noncompete agreements and core/developed technology, are amortized over their useful lives. The useful lives for each major category of amortizable intangible assets are:

Patent costs	7-19 years
Customer relationships	5-15 years
Noncompete agreements	4-16 years
Core/developed technology	15 years

Notes to Consolidated Financial Statements — (Continued)

Environmental remediation costs — Losses associated with environmental remediation obligations are accrued when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value.

Foreign currency translation — The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Premiums and discounts on forward contracts are amortized over the lives of the contracts. Gains and losses from foreign currency transactions, which hedge a net investment in a foreign subsidiary and from intercompany foreign currency transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss).

Comprehensive income — Accumulated other comprehensive income (loss) at October 31, 2008 and 2007, consisted of:

	2008	2007

Translation adjustments	$599	$42,264
Pension and postretirement benefit plan adjustments	(41,394)	(16,972)
Effect of adopting FAS 158, net of tax	—	(17,092)

	$(40,795)	$8,200

Warranties — Warranties are offered to customers depending on the specific product and terms of the customer purchase agreement. Most of the product warranties are customer specific. A typical warranty program requires us to repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. The estimate for future warranty-related costs is calculated based on actual historical return rates. Based on analysis of return rates and other factors, warranty provisions are adjusted as necessary. The liability for warranty costs is included in other accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for fiscal years 2008 and 2007:

	2008	2007

Balance at beginning of year	$5,857	$4,917
Warranties assumed from acquisitions	—	603
Accruals for warranties	6,070	5,702
Warranty payments	(6,048)	(5,845)
Currency adjustments	(543)	480

Balance at end of year	$5,336	$5,857

Presentation — Certain amounts for fiscal years 2007 and 2006 have been reclassified to conform to fiscal year 2008 presentation.

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Recently issued accounting standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company’s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. As discussed in Note 5, Nordson adopted FIN 48 as of November 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 is effective for Nordson as of November 1, 2008. The adoption will not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We will not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. As such, the adoption of FAS 159 on November 1, 2008 will not have an impact on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. Nordson must adopt FAS 141(R) for all business combinations subsequent to November 1, 2009. The impact of adoption will depend on the nature and significance of any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Nordson must adopt FAS 160 in fiscal year 2010 and has not yet determined the impact of adoption on its results of operations or financial position.

Notes to Consolidated Financial Statements — (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to FAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Nordson must adopt FAS 161, on a prospective basis, beginning in the second quarter of fiscal year 2009, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Note 3 —	Discontinued Operations

On October 13, 2006, Nordson entered into an agreement to sell the Fiber Systems Group to Saurer Inc. for $5,966. The Fiber Systems Group was acquired in 1998 as part of the acquisition of J&M Laboratories as a means of expanding the Adhesive Dispensing Systems segment. However, due to the changing competitive environment, the Fiber Systems Group did not meet Nordson’s financial performance objectives. The sale enabled Nordson to concentrate activities on better performing or faster growing businesses. Proceeds of $5,411 were received on the closing date, with the remaining $555 to be paid over an 18-month period following the closing date. Settlement of a dispute related to the collectibility of letters of credit during fiscal year 2008 resulted in receipt of $295 of the remaining $555. In accordance with FASB Statement of Accounting Standards No. 144, the results of this business have been classified as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Sales	$5,919

Loss from discontinued operations before income taxes	$(14,428)
Income tax benefit	(4,546)

Net loss from discontinued operations before gain on disposal	(9,882)
Gain on disposal of discontinued operations, including tax benefit of $1,872	2,813

$(7,069)

Operating results of the Fiber Systems Group for fiscal year 2006 prior to its sale are as follows:

Included in the fiscal year 2006 loss from discontinued operations is severance expense of $699 related to 27 employees of the Fiber Systems Group that were not hired by Saurer Inc. Cash disbursements were made during fiscal year 2007. Also, included in the fiscal year 2006 loss from discontinued operations is the recognition of an impairment of an intangible asset of $2,630.

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

Notes to Consolidated Financial Statements — (Continued)

Note 4 —	Retirement, pension and other postretirement plans

Retirement plans — Nordson has funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for fiscal years 2008, 2007 and 2006 was approximately $9,311, $7,753 and $5,857, respectively.

Pension and other postretirement plans — Effective October 31, 2007, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). This Statement requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. The over- or under-funded status is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Changes in the funded status of the plans are recognized in the year in which the change occurs through accumulated other comprehensive income. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FAS 87, Employers’ Accounting for Pensions and FAS 106, Employers Accounting for Postretirement Benefits Other Than Pensions, that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects.

FAS 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. Nordson already measures the plan assets and obligations as of the fiscal year-end date. As a result, this provision did not have an effect on the consolidated financial statements.

Pension plans — Nordson has various pension plans covering a portion of its U.S. and international employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. Actuarially determined amounts are contributed to U.S. plans to provide sufficient assets to meet future benefit payment requirements. We also sponsor an unfunded supplemental pension plan for certain employees. International subsidiaries fund their pension plans according to local requirements.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

	U.S.		International
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$172,144	$165,927	$58,618	$44,811
Service cost	5,389	5,273	2,099	1,961
Interest cost	10,605	9,964	2,895	2,519
Participant contributions	—	—	213	224
Plan amendments	829	—	—	—
Special termination benefits	—	—	—	46
Acquisitions	—	1,629	—	7,441
Addition of plan	—	—	—	3,541
Foreign currency exchange rate change	—	—	(6,328)	4,791
Actuarial gain	(29,083)	(5,772)	(9,943)	(3,755)
Benefits paid	(6,878)	(4,877)	(2,859)	(2,961)

Benefit obligation at end of year	$153,006	$172,144	$44,695	$58,618

Change in plan assets:
Beginning fair value of plan assets	$138,650	$118,632	$30,372	$17,799
Actual return on plan assets	(41,332)	15,435	236	1,579
Company contributions	14,350	8,333	2,402	2,431
Addition of plan	—	—	—	3,235
Participant contributions	—	—	213	224
Acquisitions	—	1,127	—	5,855
Foreign currency exchange rate change	—	—	(5,774)	2,210
Benefits paid	(6,878)	(4,877)	(2,859)	(2,961)

Ending fair value of plan assets	$104,790	$138,650	$24,590	$30,372

Funded status at end of year	$(48,216)	$(33,494)	$(20,105)	$(28,246)

Amounts recognized in financial statements:
Noncurrent asset	$8	$132	$1,225	$407
Accrued benefit liability	(809)	(1,880)	(1,882)	(637)
Pension and retirement obligations	(47,415)	(31,746)	(19,448)	(28,016)

Total amount recognized in financial statements	$(48,216)	$(33,494)	$(20,105)	$(28,246)

Notes to Consolidated Financial Statements — (Continued)

	U.S.		International
	2008	2007	2008	2007

Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$59,617	$37,742	$(879)	$7,059
Prior service cost	3,235	3,038	110	182

Accumulated other comprehensive (gain) loss	$62,852	$40,780	$(769)	$7,241

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$497	$1,979	$(26)	$228
Amortization of prior service cost	1,209	543	47	54

Total	$1,706	$2,522	$21	$282

The following table summarizes the changes in accumulated other comprehensive income (loss) under FAS 158:

	U.S.		International
	2008	2007	2008	2007

Balance at beginning of year	$40,780	$42,457	$7,241	$2,490
Net (gain) loss arising during the year	23,892	—	(8,518)	—
Prior service cost arising during the year	829	—	—	—
Prior service cost recognized during the year	(633)	—	(55)	—
Net loss recognized during the year	(2,016)	—	(233)	—
Increase due to adoption of FAS 158	—	12,504	—	6,862
Decrease prior to adoption of FAS 158	—	(14,181)	—	(2,111)
Exchange rate gain recognized during the year	—	—	796	—

Balance at end of year	$62,852	$40,780	$(769)	$7,241

Information about the accumulated benefit obligation is as follows:

	U.S.		International
	2008	2007	2008	2007

For all plans:
Accumulated benefit obligation	$146,621	$162,702	$35,406	$47,284
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	151,648	170,465	24,143	53,171
Accumulated benefit obligation	145,263	161,023	20,654	44,983
Fair value of plan assets	103,424	136,839	5,990	27,647

Notes to Consolidated Financial Statements — (Continued)

Net pension benefit costs include the following components:

	U.S.			International
	2008	2007	2006	2008	2007	2006

Service cost	$5,389	$5,273	$5,543	$2,099	$1,961	$1,890
Interest cost	10,605	9,964	9,294	2,895	2,519	1,902
Expected return on plan assets	(11,642)	(10,163)	(8,941)	(1,470)	(1,361)	(960)
Amortization of prior service cost	633	544	508	55	50	46
Special termination benefits	—	—	—	—	46	—
Amortization of net actuarial loss	2,016	3,019	3,742	233	424	556

Total benefit cost	$7,001	$8,637	$10,146	$3,812	$3,639	$3,434

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2008	2007	2006	2008	2007	2006

Discount rate	8.00%	6.25%	6.00%	5.87%	5.00%	4.28%
Expected return on plan assets	8.48	8.48	8.50	5.04	4.99	5.41
Rate of compensation increase	3.30	3.30	3.30	3.45	3.36	3.13

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

In determining the expected return on plan assets, Nordson considers both historical performance and an estimate of future long-term rates of return on assets similar to those in its plans. Nordson consults with and considers the opinions of financial and other professionals in developing appropriate return assumptions.

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	U.S.		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal 2008	$(2,195)	$2,585	$(290)	$295
Effect on pension obligation as of October 31, 2008	$(16,663)	$20,153	$(6,162)	$7,805
Expected return on assets:
Effect on total service and interest cost components in fiscal 2008	$(1,371)	$1,371	$(287)	$285
Effect on pension obligation as of October 31, 2008	—	—	—	—
Compensation increase:
Effect on total service and interest cost components in fiscal 2008	$2,015	$(1,640)	$516	$(53)
Effect on pension obligation as of October 31, 2008	$7,759	$(6,459)	$3,498	$(3,046)

Notes to Consolidated Financial Statements — (Continued)

The allocation of pension plan assets as of October 31, 2008 and 2007, is as follows:

	U.S.		International
	2008	2007	2008	2007

Asset Category
Equity securities	70%	71%	18%	17%
Debt securities	28	27	11	10
Real estate	—	—	5	4
Insurance contracts	—	—	63	66
Other	2	2	3	3

Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

U.S. plans comprise 81 percent of the worldwide pension assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The target allocation is 50 to 70 percent equity securities and 30 to 50 percent debt securities. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

International plans comprise 19 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

At October 31, 2008 and 2007, the pension plans did not have any investment in Nordson’s Common Shares.

Contributions to pension plans in fiscal year 2009 are estimated to be approximately $4,000.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Fiscal Year	U.S.	International

2009	$7,222	$2,838
2010	7,448	1,390
2011	7,767	1,441
2012	10,268	2,032
2013	10,118	1,782
2014-2018	62,663	11,684

Total	$105,486	$21,167

Other postretirement plans — Nordson has an unfunded postretirement benefit plan covering most of its U.S. employees. Employees hired after January 1, 2002, are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory, with retiree contributions in the form of premiums adjusted annually, and contains other cost-sharing features, such as deductibles and coinsurance. We also sponsor an unfunded, non-contributory postretirement benefit plan that provides medical and life insurance benefits for certain international employees. A measurement date of October 31 is used for all postretirement plans.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for these plans is as follows:

	U.S.		International
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$40,743	$45,209	$837	$732
Service cost	937	1,127	46	46
Interest cost	2,324	2,420	43	42
Participant contributions	818	799	—	—
Amendment	—	(830)	—	—
Foreign currency exchange rate change	—	—	(139)	133
Actuarial (gain) loss	(5,967)	(5,882)	(369)	(113)
Benefits paid	(2,249)	(2,100)	(2)	(3)

Benefit obligation at end of year	$36,606	$40,743	$416	$837

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,431	1,301	2	3
Participant contributions	818	799	—	—
Benefits paid	(2,249)	(2,100)	(2)	(3)

Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(36,606)	$(40,743)	$(416)	$(837)

Amounts recognized in financial statements:
Accrued benefit liability	$(1,594)	$(1,797)	$(2)	$(2)
Postretirement obligations	(35,012)	(38,946)	(414)	(835)

Total amount recognized in financial statements	$(36,606)	$(40,743)	$(416)	$(837)

The Amendment noted in the preceding table relates to a change in health care plan options for future pre-65 retirees.

	U.S.		International
	2008	2007	2008	2007

Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$10,105	$16,900	$(216)	$128
Prior service cost	(3,084)	(3,915)	—	—

Accumulated other comprehensive (gain) loss	$7,021	$12,985	$(216)	$128

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$508	$998	$(10)	$3
Amortization of prior service cost	(830)	(830)	—	—

Total	$(322)	$168	$(10)	$3

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive income (loss) under FAS 158:

	U.S.		International
	2008	2007	2008	2007

Balance at beginning of year	$12,985	$—	$128	$—
Net gain arising during the year	(5,967)	—	(369)	—
Prior service cost recognized during the year	830	—	—	—
Net loss recognized during the year	(827)	—	(2)	—
Increase due to adoption of FAS 158	—	12,985	—	128
Exchange rate gain recognized during the year	—	—	27	—

Balance at end of year	$7,021	$12,985	$(216)	$128

Net postretirement benefit costs include the following components:

	U.S.			International
	2008	2007	2006	2008	2007	2006

Service cost	$937	$1,127	$1,039	$46	$46	$40
Interest cost	2,324	2,420	2,216	43	42	35
Amortization of prior service cost	(830)	(725)	(725)	—	—	—
Amortization of net actuarial loss	827	1,188	1,288	2	9	7

Total benefit cost	$3,258	$4,010	$3,818	$91	$97	$82

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	U.S.			International
	2008	2007	2006	2008	2007	2006

Discount rate	8.00%	6.25%	6.00%	7.70%	5.25%	5.25
Health care cost trend rate	9.00	9.00	10.00	8.50	9.20	6.37
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	4.50	5.00	5.00	4.80	4.80	4.50
Year the rate reaches the ultimate trend rate	2015	2011	2011	2013	2013	2015

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects:

	U.S.		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal 2008	$(327)	$384	$(13)	$15
Effect on postretirement obligation as of October 31, 2008	$(3,631)	$4,371	$(78)	$102
Health care trend rate:
Effect on total service and interest cost components in fiscal 2008	$548	$(443)	$25	$(19)
Effect on postretirement obligation as of October 31, 2008	$4,454	$(3,745)	$105	$(81)

Notes to Consolidated Financial Statements — (Continued)

Contributions to postretirement plans in fiscal year 2009 are estimated to be approximately $2,000.

Retiree postretirement benefit payments are anticipated to be paid as follows:

	U.S.
	With Medicare	Without Medicare
Fiscal Year	Part D Subsidy	Part D Subsidy	International

2009	$1,594	$1,842	$1
2010	2,685	2,987	1
2011	2,785	3,130	2
2012	2,749	3,152	2
2013	2,751	3,213	2
2014-2018	15,457	18,639	98

Total	$28,021	$32,963	$106

Note 5 — Income taxes

Income tax expense from continuing operations includes the following:

	2008	2007	2006

Current:
U.S. federal	$25,528	$23,832	$22,112
State and local	960	375	991
Foreign	28,441	20,406	16,616

Total current	54,929	44,613	39,719
Deferred:
U.S. federal	6,392	418	(793)
State and local	1,269	1,811	566
Foreign	(306)	(1,812)	(725)

Total deferred	7,355	417	(952)

	$62,284	$45,030	$38,767

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $376, $451 and $1,126 in fiscal years 2008, 2007 and 2006, respectively. The fiscal year 2007 expense amount includes a benefit of $900 related to settlement of tax issues from prior years.

Notes to Consolidated Financial Statements — (Continued)

On November 1, 2007 we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. The cumulative effects of adopting FIN 48 have been recorded as a decrease of $200, net of tax, in the November 1, 2007 balance of retained earnings. The total unrecognized tax benefits at the time of adoption were $5,188, of which $4,704 would impact the effective tax rate, if recognized. At October 31, 2008 the total unrecognized tax benefits were $7,685, of which $7,201 would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Balance at November 1, 2007	$5,188
Additions based on tax provisions related to the current year	1,016
Additions for tax positions of prior years	2,366
Reductions for tax positions of prior years	(885)
Settlements	—
Lapse of Statute of limitations	—

Balance at October 31, 2008	$7,685

At October 31, 2008, we have accrued interest expense related to unrecognized tax benefits of $641, of which $318 was recognized as the cumulative effect at the time of adoption, as noted above. The remaining $323 was recognized as interest expense during fiscal year 2008. Nordson includes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

Nordson and its subsidiaries are subject to U.S. Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are currently under audit in the U.S. by the Internal Revenue Service (“IRS”) for the fiscal 2005 and 2006 tax years; tax years prior to fiscal 2005 are no longer subject to IRS examination. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after fiscal 2003. Nordson does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The reconciliation of the U.S. statutory federal income tax rate to the worldwide-consolidated effective tax rate follows:

	2008	2007	2006

Statutory federal income tax rate	35.00%	35.00%	35.00%
Extraterritorial income exclusion	—	(0.48)	(2.46)
Domestic Production Deduction	(0.97)	(0.59)	(0.51)
Foreign tax rate variances, net of foreign tax credits	(1.57)	0.81	(1.70)
State and local taxes, net of federal income tax benefit	0.83	1.08	0.72
Amounts related to prior years	0.85	(1.66)	(2.99)
Other — net	0.50	(0.98)	0.35

Effective tax rate	34.64%	33.18%	28.41%

Included in foreign tax rate variances, net of foreign tax credits for fiscal year 2006 are benefits of $1,010 related to foreign tax credit carryforwards that were utilized. These carryforwards were previously offset with a valuation allowance, as we were uncertain they would be utilized before expiration. The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the United States to be excluded from taxable income. The extraterritorial income exclusion was repealed after December 31, 2006 by the American Jobs Creation Act of 2004 (the “AJCA”). The Domestic Production Deduction, enacted by the AJCA, is effective for Nordson in fiscal year 2006 and allows a deduction with respect to income from certain U.S. manufacturing activities.

Notes to Consolidated Financial Statements — (Continued)

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act, which provided retroactive reinstatement of a research credit. The fiscal year 2007 impact on Nordson from this Act was an additional tax benefit of $500, of which $300 was recorded in the first quarter and the balance recorded in the third quarter, in accordance with FAS No. 109.

The Joint Committee on Taxation approved an income tax refund of approximately $3,100 during fiscal year 2006. This item was treated as a discrete event in fiscal year 2006 and is included in amounts related to prior years in the table above.

In October 2008, Congress passed and the President signed the Tax Extenders and AMT Relief Act of 2008, which provided retroactive reinstatement of a research credit. The fiscal year 2008 impact on Nordson from this Act was an additional tax benefit of $800, all of which was recorded in the fourth quarter.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $91,372, $52,125 and $45,211 in fiscal years 2008, 2007 and 2006, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $232,945 and $159,041 at October 31, 2008 and 2007, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset U.S. taxes due upon the distribution.

Significant components of deferred tax assets and liabilities are as follows:

	2008	2007

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$7,556	$7,867
Employee benefits	55,938	58,948
Other accruals not currently deductible for taxes	13,006	10,835
Tax credit and loss carryforwards	4,488	5,508
Inventory adjustments	3,370	3,526
Translation of foreign currency accounts	988	—
Other — net	311	9

Total deferred tax assets	85,657	86,693
Valuation allowance	(4,549)	(5,462)

Total deferred tax assets	81,108	81,231
Deferred tax liabilities:
Depreciation	60,054	57,682
Translation of foreign currency accounts	—	151
Other — net	849	1,469

Total deferred tax liabilities	60,903	59,302

Net deferred tax assets	$20,205	$21,929

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2008, Nordson had $564 of tax credit carryforwards that will expire in fiscal years 2009 through 2017. At October 31, 2008, Nordson had $2,913 Federal, $48,260 state and $3,511 foreign operating loss carryforwards, of which $51,624 will expire in fiscal years 2009 through 2028, and $3,060 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $913 in fiscal year 2008 and an increase of $1,326 in fiscal year 2007. The valuation allowance of $4,549 at October 31, 2008, relates primarily to tax credits and loss carryforwards that may expire before being realized. At October 31, 2008 the valuation allowance includes $523 relating to loss carryforwards recorded in purchase accounting. Under current accounting rules, a reversal of a valuation allowance that was recorded in purchase accounting reduces goodwill. In fiscal year 2008, a reversal of approximately $643 of valuation allowance was recorded to goodwill.

Note 6 —	Incentive compensation plans

Nordson has two incentive compensation plans for executive officers. The Compensation Committee of the board of directors, composed of independent directors, approves participants in the plans and payments under the plans.

Annual payouts under the management incentive compensation plan are based upon corporate and individual performance and are calculated as a percentage of base salary for each executive officer. Compensation expense attributable to this plan was $4,472, $3,621 and $4,711 in fiscal years 2008, 2007 and 2006, respectively.

Under the long-term incentive compensation plan, executive officers receive cash or stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless Nordson achieves certain pre-determined performance objectives. The Committee may, however, choose to modify measures, change payment levels or otherwise exercise discretion to reflect the external economic environment and individual or Company performance. Compensation expense attributable to this plan was $4,029, $4,140 and $5,238 in fiscal years 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Details of balance sheet

	2008	2007

Receivables:
Accounts	$212,202	$215,478
Notes	9,487	9,582
Other	6,191	9,235

	227,880	234,295
Allowance for doubtful accounts	(3,067)	(4,302)

	$224,813	$229,993

Inventories:
Finished goods	$69,731	$71,897
Work-in-process	13,853	14,874
Raw materials and finished parts	55,311	52,826

	138,895	139,597
Obsolescence and other reserves	(13,133)	(12,365)
LIFO reserve	(7,728)	(7,582)

	$118,034	$119,650

Property, plant and equipment:
Land	$8,023	$8,482
Land improvements	2,993	3,018
Buildings	106,145	107,394
Machinery and equipment	195,298	205,869
Enterprise management system	35,811	33,727
Construction-in-progress	15,340	6,737
Leased property under capitalized leases	19,800	21,751

	383,410	386,978
Accumulated depreciation and amortization	(249,567)	(254,041)

	$133,843	$132,937

Accrued liabilities:
Salaries and other compensation	$39,628	$46,340
Pension and retirement	3,244	3,566
Taxes other than income taxes	7,806	8,028
Other	45,795	45,061

	$96,473	$102,995

Notes to Consolidated Financial Statements — (Continued)

Note 8 —	Leases

Nordson has lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $12,353, $10,815 and $9,299 in fiscal years 2008, 2007 and 2006, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2008	2007

Transportation equipment	$16,150	$17,378
Other	3,650	4,373

Total capitalized leases	19,800	21,751
Accumulated amortization	(9,108)	(9,408)

Net capitalized leases	$10,692	$12,343

At October 31, 2008, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized	Operating

Fiscal year ending:
2009	$5,976	$9,197
2010	4,044	6,828
2011	1,742	4,620
2012	403	2,449
2013	251	1,699
Later years	2,250	9,741

Total minimum lease payments	14,666	$34,534

Less amount representing executory costs	2,390

Net minimum lease payments	12,276
Less amount representing interest	1,584

Present value of net minimum lease payments	10,692
Less current portion	4,594

Long-term obligations at October 31, 2008	$6,098

Notes to Consolidated Financial Statements — (Continued)

Note 9 —	Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2008	2007

Available bank lines of credit:
Domestic banks	$450,000	$445,000
Foreign banks	62,470	70,393

Total	$512,470	$515,393

Outstanding notes payable:
Domestic bank debt	$200,000	$280,000
Foreign bank debt	12,061	19,809

Total	$212,061	$299,809

Weighted-average interest rate on notes payable	3.7%	5.3%
Unused bank lines of credit	$300,409	$215,584

Included in the domestic available amount above is a $400,000 revolving credit agreement with a group of banks that expires in 2012. Payment of quarterly commitment fees is required. Other lines of credit obtained by Nordson can generally be withdrawn at the option of the banks and do not require material compensating balances or commitment fees.

Note 10 —	Long-term debt

A summary of long-term debt is as follows:

	2008	2007

Senior notes, due 2005-2011	$22,840	$47,130
Senior notes, due 2013	50,000	—

	72,840	47,130
Less current maturities	4,290	24,290

Long-term maturities	$68,550	$22,840

Senior notes, due 2005-2011 — These fixed rate notes, with a group of insurance companies had an original weighted-average life of 6.5 years at the time of issuance in 2001. The weighted-average interest rate at October 31, 2008 was 7.29 percent.

Senior note, due 2013 — This note is payable in one installment and has a fixed interest rate of 4.98 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to October 31, 2008, are as follows: $4,290 in 2009; $4,290 in 2010; $14,260 in 2011, $0 in 2012 and $50,000 in 2013.

Notes to Consolidated Financial Statements — (Continued)

Note 11 —	Financial instruments

Nordson enters into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in other income (expense) in the Consolidated Statement of Income. A loss of $2,033 was recognized from changes in fair value of these contracts in fiscal year 2008. A gain of $862 was recognized from changes in fair value of these contracts in fiscal year 2007, and a gain of $2,524 was recognized from changes in fair value of these contracts in fiscal year 2006.

At October 31, 2008, we had outstanding forward exchange contracts that mature at various dates through January 2009. The following table summarizes, by currency, forward exchange contracts:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

October 31, 2008 contract amounts:
Euro	$8,236	$7,701	$124,764	$123,846
British pound	429	402	12,557	12,491
Japanese yen	6,338	6,598	13,786	13,765
Others	4,173	3,911	18,308	18,615

Total	$19,176	$18,612	$169,415	$168,717

October 31, 2007 contract amounts:
Euro	$7,045	$7,243	$84,371	$86,057
British pound	4,075	4,173	12,684	12,987
Japanese yen	5,116	5,071	10,763	10,599
Others	3,398	3,536	15,025	15,488

Total	$19,634	$20,023	$122,843	$125,131

We also use foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For fiscal years 2008 and 2007, a net loss of $4,840 and a net gain of $1,718, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

Nordson is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and forward exchange contracts. We do, however, periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2008, there were no significant concentrations of credit risk. We do not use financial instruments for trading or speculative purposes.

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are as follows:

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$11,755	$11,755	$31,136	$31,136
Marketable securities	5	5	9	9
Notes Payable	(212,061)	(212,061)	(299,809)	(299,809)
Long-term debt	(72,840)	(70,757)	(47,130)	(49,350)
Forward exchange contracts	(134)	(134)	1,899	1,899

Nordson used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Forward exchange contracts are estimated using quoted exchange rates of comparable contracts.

Note 12 —	Capital shares

Preferred — Nordson has authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in fiscal years 2008, 2007 or 2006.

Common — Nordson has 80,000 authorized Common Shares without par value. In March 1992, the shareholders adopted an amendment to the articles of incorporation, which, when filed with the Secretary of State for the State of Ohio, would increase the number of authorized Common Shares to 160,000. At October 31, 2008 and 2007, there were 49,011 Common Shares issued. At October 31, 2008 and 2007, the number of outstanding Common Shares, net of treasury shares, was 33,708 and 33,710, respectively.

Note 13 —	Stock-based compensation

Nordson’s amended and restated 2004 long-term performance plan, approved by shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, restricted stock units, cash awards and other stock- or performance-based incentives. The number of Common Shares available for grant is 2.5 percent of the number of Common Shares outstanding as of the first day of each fiscal year. At the end of fiscal year 2008, there were 843 shares available for grant in fiscal year 2009.

Stock options — Nonqualified or incentive stock options may be granted to Nordson employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year for executive officers and 20 percent per year for other employees and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis. Nordson recognized compensation expense of $3,066, $3,259 and $3,675 for fiscal years 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of stock options for fiscal year 2008:

		Weighted-Average	Aggregate
	Number of	Exercise Price Per	Intrinsic	Weighted-Average
	Options	Share	Value	Remaining Term

Outstanding at October 31, 2007	2,248	$31.54
Granted	243	$52.92
Exercised	(785)	$26.54
Forfeited or expired	(61)	$40.55

Outstanding at October 31, 2008	1,645	$36.75	$7,427	5.9 years

Vested at October 31, 2008 or expected to vest	1,608	$36.50	$7,417	5.9 years

Exercisable at October 31, 2008	996	$30.59	$7,184	4.6 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$20 — $25	$26 — $30	$31 — $39	$40 — $56

Number outstanding	207	500	469	469
Weighted-average remaining contractual life, in years	2.7	4.2	6.6	8.6
Weighted-average exercise price	$23.17	$27.78	$38.02	$51.05
Number exercisable	207	474	266	49
Weighted-average exercise price	$23.17	$27.79	$37.92	$49.24

As of October 31, 2008, there was $5,849 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.8 years.

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

	2008	2007

Expected volatility	.261-.336	.280-.285
Expected dividend yield	1.41-1.46%	1.48-1.64%
Risk-free interest rate	2.89-3.62%	4.44-4.67%
Expected life of the option (in years)	5.3-6.1	5.5-7.8

The weighted-average expected volatility and weighted-average expected dividend yield used to value the fiscal year 2008 options were .262 and 1.41 percent, respectively. The weighted-average expected volatility and weighted-average expected dividend yield used to value the fiscal year 2007 options were .283 and 1.60 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during fiscal years 2008, 2007 and 2006 was $14.10, $15.83 and $11.81, respectively. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $30,589, $13,892 and $22,930, respectively.

Cash received from the exercise of stock options for fiscal years 2008, 2007 and 2006 was $16,135, $9,264 and $21,535, respectively. The tax benefit realized from tax deductions from exercises for fiscal years 2008, 2007 and 2006 was $9,002, $4,269 and $9,074, respectively.

Notes to Consolidated Financial Statements — (Continued)

Stock appreciation rights — Nordson may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised over its value when the right was granted. There were no stock appreciation rights outstanding during fiscal years 2008, 2007 and 2006.

Nonvested (restricted) stock — Nordson may grant nonvested (restricted) stock to employees and directors. These shares may not be disposed of for a designated period of time (generally six months to five years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s retirement, disability or death prior to the lapse of any restrictions. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, restrictions lapse upon the retirement, disability or death of the non-employee director. Termination of service as a director for any other reason prior to the lapse of any restrictions results in a pro-rata forfeiture of shares.

As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value. Upon adoption of FAS 123 (R) at the beginning of fiscal year 2006, the unamortized balance of the deferred stock-based compensation was reclassified to capital in excess of stated value.

The following table summarizes fiscal year 2008 activity related to nonvested stock:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value Per Share

Nonvested at October 31, 2007	115	$35.60
Granted	8	$52.92
Vested	(64)	$31.96
Forfeited	(7)	$37.14

Nonvested at October 31, 2008	52	$42.79

As of October 31, 2008, there was $407 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.2 years. The amount charged to expense related to nonvested stock was $886, $1,403 and $1,625 in fiscal years 2008, 2007 and 2006, respectively.

Employee stock purchase rights — Nordson may grant stock purchase rights to employees. These rights permit eligible employees to purchase a limited number of Common Shares at a discount from fair market value. No stock purchase rights were outstanding during fiscal years 2008, 2007 and 2006.

Deferred directors compensation — Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Upon adoption of FAS 123 (R) at the beginning of fiscal year 2006, deferred amounts of $3,471 in stock equivalent units were reclassified from liabilities to capital in excess of stated value. Additional stock equivalent units are earned when common stock dividends are declared.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the activity related to deferred director compensation during fiscal year 2008:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Outstanding at October 31, 2007	131	$26.31
Deferrals	4	$51.13
Dividend equivalents	2	$56.04
Distributions	(19)	$20.77

Outstanding at October 31, 2008	118	$28.46

The amount charged to expense related to this plan was $305, $365 and $328 in fiscal years 2008, 2007 and 2006, respectively.

Long-Term Incentive Compensation Plan — Under the long-term incentive compensation plan, executive officers and selected other key employees receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless Nordson exceeds certain threshold performance objectives.

For the fiscal year 2005-2007 performance period, the payout was in cash based upon the share price of Nordson’s Common Shares on October 31, 2007. Over the three-year performance period, costs were accrued based upon current performance projections for the three-year period and the percentage of the requisite service that was rendered, along with changes in value of Nordson’s Common Shares. The method of estimating accrual amounts was revised upon adoption of FAS 123 (R), however the cumulative effect of the change was not material. The accrual for this performance period continues to be classified as liabilities.

For the fiscal year 2006-2008, the fiscal year 2007-2009 and the fiscal year 2008-2010 performance periods, payouts will be in Common Shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the value of Nordson’s Common Shares on the date of grant. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. These values for fiscal year 2007 were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. The values for fiscal year 2006 were $37.05 per share for the executive officer group and $36.56 per share for the selected other employees. These performance-based equity grants are recorded in shareholders’ equity. Amounts recorded at October 31, 2008 and 2007 were $9,483 and $4,721, respectively. Compensation expense related these performance periods was $4,762 in fiscal year 2008 and $3,131 in fiscal year 2007.

Shares reserved for future issuance — At October 31, 2008, there were 72,700 of Nordson’s Common Shares reserved for future issuance through the exercise of outstanding options or rights.

Note 14 —	Severance and restructuring costs

In September 2008, Nordson announced an acceleration of its ongoing operating margin improvement activities. This acceleration effort involves a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe with targeted annual savings of approximately $30,000 in operating expenses by the end of fiscal year 2010. Major areas of improvement include the streamlining of marketing and sales organizations, optimization of engineering and information technology resources, rationalization of products, and continued integration of recent acquisitions. We also expect to reduce exposure to certain underperforming markets. It is anticipated that non-recurring severance and related costs for implementation of these actions will total approximately $16,000, with $5,561 in charges occurring in 2008 and the remainder occurring in fiscal year 2009. The severance costs have been recorded in the Corporate segment.

Notes to Consolidated Financial Statements — (Continued)

In March 2007, Nordson announced that it would close an Adhesive Dispensing Systems segment manufacturing operation located in Talladega, Alabama and move production activities to other Nordson facilities that are closer to supplier locations. Total severance costs were $493 and were recorded over the future service period of April 2007 through March 2008.

In April 2006, Nordson realigned the management of the Adhesive Dispensing Systems segment. These actions better positioned the segment to achieve growth objectives. Total costs attributable to the position eliminations were $429.

In June 2006, Nordson eliminated positions in the Advanced Technology Systems segment in an effort to improve efficiencies in operations serving the curing and drying market. Total costs attributable to the position eliminations were $380.

In October 2005, Nordson began a number of restructuring actions to improve performance and reduce costs in the Industrial Coating and Automotive Systems segment. These actions, which included operational consolidations and personnel reductions, were completed in the fourth quarter of fiscal year 2006. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets. Total restructuring costs were $2,693, of which $875 was recorded in 2005, and the remainder was recorded in fiscal year 2006. Substantially all of the $2,693 of expense was associated with cash expenditures for severance payments to terminated employees.

The following table summarizes activity in the severance and restructuring accruals during fiscal years 2006, 2007 and 2008:

	Operating				Industrial
	Margin	Adhesive	Adhesive	Advanced	Coating and
	Improvement	Dispensing	Dispensing	Technology	Automotive
	Activities-	Systems-	Systems-	Systems-	Systems-
	2008 Action	2007 Action	2006 Action	2006 Action	2005 Action	Total

Accrual balance at October 30, 2005	$—	$—	$—	$—	$871	$871
Additions/adjustments to accrual	—	—	429	380	1,818	2,627
Payments	—	—	(398)	(380)	(2,640)	(3,418)

Accrual balance at October 31, 2006	—	—	31	—	49	80
Additions/adjustments to accrual	—	433	(23)	—	(1)	409
Payments	—	(30)	(8)	—	(48)	(86)

Accrual balance at October 31, 2007	—	403	—	—	—	403
Additions/adjustments to accrual	5,561	60	—	—	—	5,621
Payments	(1,053)	(463)	—	—	—	(1,516)
Currency effects	(25)	—	—	—	—	(25)

Accrual balance at October 31, 2008	$4,483	$—	$—	$—	$—	$4,483

Notes to Consolidated Financial Statements — (Continued)

Note 15 —	Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at their estimated fair value at the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results of acquisitions are included in the Consolidated Statement of Income from the respective dates of acquisition.

Fiscal Year 2008 Acquisitions

On October 1, 2008 we acquired certain assets of Wachter Paul & Co., Dosier-Klebetechnik, a Swiss distributor of our EFD product line.

On August 1, 2008 we acquired 100 percent of the outstanding shares of MLT Systems Holdings (Pty) Ltd. and its subsidiary, MLT Application Systems (Pty) Ltd. (“MLT”) of Cape Town, South Africa. MLT, which employs 15 people, has been the exclusive distributor of our products in South Africa since 1989. The amount of goodwill resulting from the purchase of MLT was $527.

On May 26, 2008, we acquired the remaining 51 percent interest in our South Korea joint venture. Purchase accounting was applied to the acquisition of the remaining interest, with the $2,485 difference between the purchase price and the carrying value of our investment recorded as goodwill. The joint venture was previously consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The wholly owned subsidiary operates as Nordson Korea.

Dage 2007 Acquisition — Fiscal Year 2007

On December 14, 2006, we acquired 100 percent of the outstanding shares of Dage Holdings, Limited (Dage), a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries. Dage, headquartered in the United Kingdom, has enjoyed strong growth as a leader in the niche bond testing and x-ray inspection markets for semiconductor and printed circuit board manufacturing. Demand for Dage products is expected to benefit from more stringent environmental regulations and from consumer electronics product design changes that lead to technologically advanced, smaller scale products. We believe we can enhance Dage’s historical revenue and operating profit by leveraging our existing customer relationships and incorporating Dage within the Advanced Technology segment’s R&D and distribution activities. The purchase of Dage fits Nordson’s strategy of acquiring companies with above-average growth in markets currently served by us, and the purchase price incorporates a premium for specific synergistic and strategic benefits. The fair values of long-lived tangible and intangible assets were based on their appraised values. Cash and existing lines of credit were used for the purchase.

The allocation of the purchase price and goodwill are shown in the table below.

Fair values:
Assets acquired	$49,489
Liabilities assumed	(33,196)
Intangible assets subject to amortization	32,105
Intangible assets not subject to amortization	9,651
Goodwill	172,365

Purchase price	230,414
Less cash acquired	(3,222)

Net cash paid	$227,192

The intangible assets subject to amortization include customer relationships of $14,561 and patents of $17,544 that are being amortized over 10 to 15 years. The intangible assets not subject to amortization consist primarily of trademarks and trade names. None of the of goodwill related to the purchase of Dage is tax deductible.

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

Other Fiscal Year 2007 Acquisitions

On April 1, 2007, Nordson acquired 100 percent of the partnership interest of PICO Dosiertechnik GmbH & Co. KG and 100 percent of the outstanding shares of PICO Dostec GmbH (Picodostec), a leading manufacturer of piezoelectric technology dispensing systems, which dispense adhesives and other performance materials at very high speeds in an extremely accurate manner. Picodostec’s products are used predominately in the electronics, medical device, packaging, pharmaceutical, food, chemical and automotive industries. Picodostec is headquartered near Munich, Germany.

On April 30, 2007, Nordson acquired 100 percent of the outstanding shares of YesTech, Inc., a leading provider of Automated Optical Inspection (AOI) and X-Ray inspection systems used in the production of printed circuit board assemblies and semiconductor packages. The addition of AOI systems will expand Nordson’s test and inspection capabilities. YesTech is headquartered in San Clemente, California.

On August 23, 2007, Nordson acquired 100 percent ownership in TAH Industries, a manufacturer of motionless mixer dispensing systems for two-component adhesives and sealants. TAH is headquartered in Robbinsville, New Jersey and specializes in the design and production of disposable plastic mixers and cartridge dispense systems, meter mix dispense valves and accessories. Their products are used primarily in the dental, construction, automotive, life science, food, DIY, marine and aerospace industries.

The combined purchase price was $100,822 ($98,800 net of cash acquired). The purchase price allocation and the goodwill are shown in the table below.

Fair values:
Assets acquired	$28,464
Liabilities assumed	(14,954)
Intangible assets subject to amortization	17,140
Intangible assets not subject to amortization	4,240
Goodwill	65,932

Purchase price	100,822
Less cash acquired	(2,022)

Net cash paid	$98,800

Notes to Consolidated Financial Statements — (Continued)

The fair values of long-lived tangible and intangible assets were based on their appraised values. The intangible assets subject to amortization include customer relationships of $9,680, non-compete agreements of $1,760 and patents of $5,700 that are being amortized over four to 15 years. The intangible assets not subject to amortization consist of trademarks and trade names. The tax-deductible amount of goodwill related to the Picodostec, YesTech and TAH acquisitions $30,835. Assuming these acquisitions had taken place at the beginning of fiscal year 2006, proforma results would not have been materially different.

All fiscal year 2007 acquisitions are reported in the Advanced Technology Systems segment.

Note 16 —	Supplemental information for the statement of cash flows

	2008	2007	2006

Cash operating activities:
Interest paid	$17,633	$21,506	$13,556
Income taxes paid	45,089	40,362	25,060
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$6,886	$8,508	$6,549
Capitalized lease obligations terminated	1,024	1,149	986
Shares acquired and issued through exercise of stock options	4,682	6,192	6,270
Non-cash assets and liabilities of businesses acquired:
Working capital	$1,082	$30,664	$—
Property, plant and equipment	112	14,151	—
Intangibles and other long-term assets	4,271	301,778	—
Long-term debt and other liabilities	(766)	(21,348)	—

	$4,699	$325,245	$—

Note 17 —	Operating segments and geographic area data

Nordson conducts business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the operating margin improvement action that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

Nordson serves many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging and semiconductor industries. Our products are sold primarily through a direct, geographically dispersed sales force.

Notes to Consolidated Financial Statements — (Continued)

No single customer accounted for more than 5 percent of sales in fiscal years 2008, 2007 or 2006. The following table presents information about Nordson’s reportable segments:

					Industrial
	Adhesive		Advanced		Coating and
	Dispensing		Technology		Automotive		Corporate		Total

Year ended October 31, 2008
Net external sales	$580,711		$367,366		$176,752		$—		$1,124,829
Depreciation	9,391		7,613		3,897		5,539		26,440
Operating profit	145,390	(a)	61,764		11,015		(27,831	)(d)	190,338
Identifiable assets(e)	248,782		700,767		69,897		149,819	(f)	1,169,265
Expenditures for long-lived assets(g)	5,320		14,278		3,285		3,503		26,386
Year ended October 31, 2007
Net external sales	$509,568		$300,719		$183,362		$—		$993,649
Depreciation	8,890		5,737		3,987		5,170		23,784
Operating profit	118,206	(a)	40,480		17,615		(24,159)		152,142
Identifiable assets(e)	257,121		685,381		73,061		196,772	(f)	1,212,335
Expenditures for long-lived assets(g)	13,548		9,097		3,669		4,703		31,017
Year ended October 31, 2006
Net external sales	$478,858		$239,258		$174,105		$—		$892,221
Depreciation	9,415		4,039		4,139		4,691		22,284
Operating profit	109,018	(a)	56,976	(b)	10,351	(c)	(28,730)		147,615
Identifiable assets(e)	220,932		383,964		68,930		147,367	(f)	821,193
Expenditures for long-lived assets(g)	4,128		4,991		2,104		2,387		13,610

(a)	Includes $60 of severance and restructuring charges in fiscal year 2008, $410 in fiscal year 2007 and $429 in fiscal year 2006.

(b)	Includes severance and restructuring charges of $380 in fiscal year 2006.

(c)	Includes severance and restructuring charges of $1,818 in fiscal year 2006.

(d)	Includes $5,561 of severance and restructuring charges in fiscal year 2008.

(e)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(f)	Corporate assets are principally cash and cash equivalents, deferred income taxes, investments, capital leases, headquarter facilities, the major portion of Nordson’s domestic enterprise management system, and intangible assets.

(g)	Long-lived assets consist of property, plant and equipment and capital lease assets.

Notes to Consolidated Financial Statements — (Continued)

Nordson has significant sales and long-lived assets in the following geographic areas:

	2008	2007	2006

Net external sales
United States	$315,553	$304,834	$291,242
Americas	76,860	73,564	64,928
Europe	431,583	363,385	314,287
Japan	110,891	98,233	86,982
Asia Pacific	189,942	153,633	134,782

Total net external sales	$1,124,829	$993,649	$892,221

Long-lived assets
United States	$89,618	$87,076	$78,368
Americas	1,571	1,936	1,627
Europe	18,695	22,844	15,768
Japan	3,457	3,085	2,635
Asia Pacific	20,502	17,996	7,086

Total long-lived assets	$133,843	$132,937	$105,484

A reconciliation of total segment operating income to total consolidated income before income taxes and discontinued operations is as follows:

	2008	2007	2006

Total profit for reportable segments	$190,338	$152,142	$147,615
Interest expense	(16,714)	(21,542)	(12,017)
Interest and investment income	1,250	1,505	1,867
Other-net	4,914	3,617	(1,031)

Income before income taxes and discontinued operations	$179,788	$135,722	$136,434

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2008	2007	2006

Total assets for reportable segments	$1,169,265	$1,212,335	$821,193
Customer advance payments	7,521	10,564	10,015
Eliminations	(10,117)	(11,059)	(8,318)

Total consolidated assets	$1,166,669	$1,211,840	$822,890

Notes to Consolidated Financial Statements — (Continued)

Note 18 —	Goodwill and other intangible assets

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the reporting units. The results of our analyses indicated that no reduction of goodwill is required.

Changes in the carrying amount of goodwill during fiscal year 2008 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive	Total

Balance at October 31, 2007	$31,517	$536,909	$3,550	$571,976
Acquisitions/adjustments	389	292	—	681
Acquisition of minority interest	1,764	572	149	2,485
Currency effect	(784)	(2,271)	(154)	(3,209)

Balance at October 31, 2008	$32,886	$535,502	$3,545	$571,933

Information regarding intangible assets subject to amortization is as follows:

	October 31, 2008
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$20,882	$3,628	$17,254
Customer relationships	24,166	3,330	20,836
Noncompete agreements	5,766	3,318	2,448
Core/developed technology	2,788	1,654	1,134
Other	1,117	1,063	54

Total	$54,719	$12,993	$41,726

	October 31, 2007
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$27,024	$3,592	$23,432
Customer relationships	25,609	1,557	24,052
Noncompete agreements	5,956	2,551	3,405
Core/developed technology	2,788	1,419	1,369
Other	1,087	890	197

Total	$62,464	$10,009	$52,455

The decrease in the carrying value of intangible assets subject to amortization from October 31, 2007 to October 31, 2008 is due to currency translation effects and to the write-off of fully amortized assets.

At October 31, 2008 and 2007, $12,148 and $14,291, respectively, of trademark and trade name intangible assets arising from fiscal year 2007 acquisitions was not subject to amortization.

Amortization expense for fiscal years 2008 and 2007 was $5,797 and $4,149, respectively.

Notes to Consolidated Financial Statements — (Continued)

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year	Amounts

2009	$5,109
2010	$5,041
2011	$4,608
2012	$4,052
2013	$3,651

Note 19 —	Quarterly financial data (unaudited)

	First	Second	Third	Fourth

Fiscal year 2008:
Sales	$244,689	$294,116	$288,362	$297,662
Gross margin	139,859	165,873	162,439	162,264
Net income	21,339	33,049	32,370	30,746
Earnings per share:
Basic	.63	.99	.95	.91
Diluted	.62	.97	.93	.90
Fiscal year 2007:
Sales	$203,875	$241,293	$257,713	$290,768
Gross margin	117,661	131,874	144,708	159,602
Net income	15,557	20,980	24,521	29,634
Earnings per share:
Basic	.47	.62	.73	.88
Diluted	.46	.61	.72	.87

The sum of the per-share amounts for the four quarters of fiscal years 2008 and 2007 do not equal the annual per-share amounts because of the timing of stock repurchases.

Pretax severance and restructuring costs of $92, $(32), $240 and $5,321 were recognized in the first, second, third and fourth quarters, respectively, of fiscal year 2008.

Pretax severance and restructuring costs of $55, $213 and $141 were recognized in the second, third and fourth quarters, respectively, of fiscal year 2007.

During the second quarter of fiscal year 2007, a gain of $2,655 was recorded related to a sale-leaseback of real estate.

Note 20 —	Guarantees

In 2004, Nordson issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at October 31, 2008, was Euro 600 (approximately $764) and is declining ratably as semiannual principal payments are made by the customer. We recorded $438 in accrued liabilities related to this guarantee.

We have issued bank guarantees to certain European customers as formal support for standard warranties. The amount of these guarantees is Euro 1,021 (approximately $1,302). We believe our existing warranty accrual is sufficient to cover any amounts that would be paid under these guarantees.

Notes to Consolidated Financial Statements — (Continued)

Note 21 —	Contingencies

Nordson is involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.

Environmental — Nordson has voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In the fourth quarter of fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to Nordson for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008. At October 31, 2007, the Company recorded $1,858 in other current liabilities, and the remaining amount of $1,150 was classified as long-term. During fiscal year 2008, $1,858 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At October 31, 2008, the remaining obligation for OM&M consists of $40 in accrued liabilities and $1,110 in other long-term liabilities.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to Nordson of $1,863 for costs related to this remediation project. The reimbursements are recorded as offsets to selling and administrative expenses.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2008.

Nordson’s independent auditors, Ernst & Young LLP, have issued an audit report on our internal control over financial reporting and on the effectiveness of our internal control over financial reporting as of October 31, 2008. This report is included herein.

/s/ Edward P. Campbell	/s/ Gregory A. Thaxton
Chairman of the Board, President and	Vice President, Chief Financial Officer
Chief Executive Officer	December 19, 2008
December 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nordson Corporation and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008 of Nordson Corporation and our report dated December 17, 2008 an unqualified opinion thereon.

Cleveland, Ohio
December 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) and (c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective October 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nordson Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2008 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 17, 2008

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Nordson’s management, with the participation of its principal executive officer (chairman, president and chief executive officer) and principal financial officer (vice president, chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2008. Based on that evaluation, Nordson’s management, including its principal executive and financial officers, has concluded that its disclosure controls and procedures were effective as of October 31, 2008 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in Nordson’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Nordson’s executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Executive Officers of the Company.”

Nordson has adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on our Web site at http://www.nordson.com/Corporate/Governance/. Nordson intends to satisfy its disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of the its code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the captions “Directors Compensation for Fiscal Year 2008,” “Summary Compensation for Fiscal Year 2008,” “Grants of Plan-Based Awards for Fiscal Year 2008,” “Option Exercises and Stock Vested for Fiscal Year 2008,” and “Pension Benefits for Fiscal Year 2008,” “Nonqualified Deferred Compensation for Fiscal Year 2008” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Ownership of Nordson Common Shares” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

Equity Compensation Table
The following table sets forth information regarding equity compensation plans in effect as of October 31, 2008.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	1,645	$36.75	843
Equity compensation plans not approved by security holders	—	—	—

Total	1,645	$36.75	843

The number of Common Shares available for grant is 2.5 percent of the number of Common Shares outstanding as of the first day of each fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

William D. Ginn, a director of Nordson, is a retired partner with the law firm of Thompson Hine LLP. Thompson Hine LLP has in the past provided and continues to provide legal services to Nordson.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Independent Auditors” in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1). Financial Statements
The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (c). Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2008.

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

Date: December 19, 2008

By:
/s/  Gregory A. Thaxton
Gregory A. Thaxton
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward P. Campbell Edward P. Campbell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 19, 2008

/s/ Gregory A. Thaxton Gregory A. Thaxton Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 19, 2008

/s/ William W. Colville William W. Colville Director	December 19, 2008

/s/ William D. Ginn William D. Ginn Director	December 19, 2008

/s/ Stephen R. Hardis Stephen R. Hardis Director	December 19, 2008

/s/ Dr. David W. Ignat Dr. David W. Ignat Director	December 19, 2008

/s/ Joseph P. Keithley Joseph P. Keithley Director	December 19, 2008

/s/ William P. Madar William P. Madar Director	December 19, 2008

Signatures — Continued

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr. Director	December 19, 2008

/s/ Mary G. Puma Mary G. Puma Director	December 19, 2008

/s/ William L. Robinson William L. Robinson Director	December 19, 2008

/s/ Benedict P. Rosen Benedict P. Rosen Director	December 19, 2008

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Assumed				Balance
	Beginning	from	Charged to		Currency	at End
	of Year	Acquisitions	Expense	Deductions	Effects	of Year

Allowance for Doubtful Accounts
Fiscal 2006	$5,044	—	219	1,775	177	$3,665
Fiscal 2007	$3,665	229	1,147	1,089	350	$4,302
Fiscal 2008	$4,302	—	413	1,393	(255)	$3,067
Inventory Obsolescence and Other Reserves
Fiscal 2006	$8,305	—	2,290	2,342	323	$8,576
Fiscal 2007	$8,576	2,156	2,896	2,252	989	$12,365
Fiscal 2008	$12,365	60	5,492	3,092	(1,692)	$13,133
Warranty Accrual
Fiscal 2006	$3,989	—	6,226	5,480	182	$4,917
Fiscal 2007	$4,917	603	5,702	5,845	480	$5,857
Fiscal 2008	$5,857	—	6,070	6,048	(543)	$5,336

These tables contain 13 months of change when reconciling beginning balances to ending balances for fiscal year 2006.

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$400 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 16, 2007)
4-b	Second Restated Rights Agreement between Nordson Corporation and National City Bank, Rights Agent (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)
4-c	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)
4-d	Note Purchase and Private Shelf Agreement dated February 22, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)
(10)	Material Contracts
10-a	Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-1 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year ended November 2, 2003)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Retirement Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-2 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-f to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998*

Index to Exhibits — Continued

Exhibit
Number	Description

10-g-1	Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated February 25, 2008)*
10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-2	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-i	Stock Redemption Agreement between the Registrant and Russell L. Bauknight dated August 26, 2005 (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
10-j	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-3 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-k	Stock Purchase Agreement between Geraint Rees and Others and Nordson Corporation (incorporated herein by reference to Exhibit 99.3(a) to Registrant’s Form 8-K dated December 19, 2006)
10-l	Stock Purchase Agreement between John Greasley, Nordson Corporation and Dage Holdings Limited (incorporated herein by reference to Exhibit 99.3(b) to Registrant’s Form 8-K dated December 19, 2006)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
99-b	Form S-8 Undertakings (No. 2-66776)
*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.