Form 10-Q
period 2009-01-31
NORDSON CORP
filed 2009-03-11
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2009: 33,580,430

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

Three months ended	January 31, 2009	January 31, 2008

(In thousands, except for per share data)
Sales	$186,608	$244,689

Operating costs and expenses:
Cost of sales	79,371	104,830
Selling and administrative expenses	86,098	103,368
Severance and restructuring costs	8,064	92

	173,533	208,290

Operating profit	13,075	36,399

Other income (expense):
Interest expense	(2,753)	(5,603)
Interest and investment income	162	473
Other — net	6,679	1,213

	4,088	(3,917)

Income before income taxes	17,163	32,482

Income taxes	6,007	11,143

Net income	$11,156	$21,339

Average common shares	33,526	33,617
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	20	572

Average common shares and common share equivalents	33,546	34,189

Basic earnings per share	$0.33	$0.63

Diluted earnings per share	$0.33	$0.62

Dividends declared per share	$0.1825	$0.1825

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	January 31, 2009	October 31, 2008

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,136	$11,755
Marketable securities	—	5
Receivables	173,141	224,813
Inventories	123,818	118,034
Deferred income taxes	21,838	22,455
Prepaid expenses	8,771	7,251

Total current assets	346,704	384,313

Property, plant and equipment — net	130,597	133,843
Goodwill	571,633	571,933
Other intangible assets — net	49,540	53,874
Other assets	21,037	22,706

	$1,119,511	$1,166,669

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$203,497	$212,061
Accounts payable	27,505	42,916
Income taxes payable	11,338	6,141
Accrued liabilities	73,446	96,473
Customer advanced payments	11,944	7,521
Current maturities of long-term debt	4,290	4,290
Current obligations under capital leases	4,653	4,594

Total current liabilities	336,673	373,996

Long-term debt	68,550	68,550
Other liabilities	152,025	150,011

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	239,018	244,096
Retained earnings	845,931	840,888
Accumulated other comprehensive loss	(47,821)	(40,795)
Common shares in treasury, at cost	(487,118)	(482,330)

Total shareholders’ equity	562,263	574,112

	$1,119,511	$1,166,669

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2009	January 31, 2008

(In thousands)
Cash flows from operating activities:
Net income	$11,156	$21,339
Depreciation and amortization	7,906	7,733
Tax benefit from the exercise of stock options	(12)	(664)
Non-cash stock compensation	(3,020)	2,756
Gain on sale of property, plant and equipment	(4,888)	(185)
Changes in operating assets and liabilities	9,952	(22,404)
Other	7,140	4,423

Net cash provided by operating activities	28,234	12,998

Cash flows from investing activities:
Additions to property, plant and equipment	(5,629)	(4,364)
Proceeds from sale of property, plant and equipment	8,443	847
Purchase of business, net of cash acquired	—	(708)
Proceeds from sale of marketable securities	5	4

Net cash provided by (used in) investing activities	2,819	(4,221)

Cash flows from financing activities:
Proceeds from short-term borrowings	36,458	16,356
Repayment of short-term borrowings	(45,219)	(4,392)
Repayment of capital lease obligations	(1,499)	(1,431)
Issuance of common shares	112	2,219
Purchase of treasury shares	(6,971)	(7,346)
Tax benefit from the exercise of stock options	12	664
Dividends paid	(6,112)	(6,133)

Net cash used in financing activities	(23,219)	(63)
Effect of exchange rate changes on cash	(453)	1,136

Increase in cash and cash equivalents	7,381	9,850
Cash and cash equivalents:
Beginning of year	11,755	31,136

End of quarter	$19,136	$40,986

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2009
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2008.

2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.

4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Recently issued accounting standards. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As discussed in Note 16, we adopted FAS 157 as of November 1, 2008. The adoption did not impact our results of operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We did not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. As such, the adoption of FAS 159 on November 1, 2008 did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. We must adopt FAS 141(R) for all business combinations subsequent to November 1, 2009. The impact of adoption will depend on the nature and significance of any future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We must adopt FAS 160 in our fiscal year 2010. We are evaluating the provisions of this new standard; however, we currently believe the adoption will not have a material effect on our results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to FAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. We must adopt FAS 161, on a prospective basis, beginning in the second quarter of fiscal year 2009 and are currently evaluating the disclosure implications of this statement.

Nordson Corporation
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. We must adopt FSP 132R-1 in our fiscal year 2010 and are currently evaluating the disclosure implications of the statement.

7.	Inventories. At January 31, 2009 and October 31, 2008, inventories consisted of the following:

	January 31, 2009	October 31, 2008

(In thousands)
Finished goods	$69,845	$69,731
Work-in-process	18,185	13,853
Raw materials and finished parts	57,757	55,311

	145,787	138,895
Obsolescence and other reserves	(14,014)	(13,133)
LIFO reserve	(7,955)	(7,728)

	$123,818	$118,034

8.	Goodwill and other intangible assets. Changes in the carrying amount of goodwill for the three months ended January 31, 2009 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Total

(In thousands)
Balance at October 31, 2008	$32,886	$535,502	$3,545	$571,933
Adjustments	8	—	—	8
Currency effect	5	(267)	(46)	(308)

Balance at January 31, 2009	$32,899	$535,235	$3,499	$571,633

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2009
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$19,055	$3,480	$15,575
Customer relationships	22,940	3,698	19,242
Non-compete agreements	5,771	3,526	2,245
Core/developed technology	2,788	1,713	1,075
Other	1,107	1,065	42

Total	$51,661	$13,482	$38,179

	October 31, 2008
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$20,882	$3,628	$17,254
Customer relationships	24,166	3,330	20,836
Noncompete agreements	5,766	3,318	2,448
Core/developed technology	2,788	1,654	1,134
Other	1,117	1,063	54

Total	$54,719	$12,993	$41,726

At January 31, 2009 and October 31, 2008, $11,361,000 and $12,148,000, respectively, of trademark and trade name intangible assets were not subject to amortization.

Amortization expense for the three months ended January 31, 2009 and 2008 was $1,255,000 and $1,430,000, respectively.

9.	Comprehensive income. Comprehensive income for the three months ended January 31, 2009 and 2008 is as follows:

	January 31, 2009	January 31, 2008

(In thousands)
Net income	$11,156	$21,339
Foreign currency translation adjustments	(4,724)	4,269
Remeasurement of supplemental pension liability	(3,213)	—
Settlement loss	800	—
Amortization of prior service cost and net actuarial losses	111	472

Comprehensive income	$4,130	$26,080

Nordson Corporation
Accumulated other comprehensive loss at January 31, 2009 consisted of net foreign currency translation adjustments of $4,125,000 and $43,696,000 of pension and postretirement benefit plan adjustments. At January 31, 2008, accumulated other comprehensive income consisted of net foreign currency translation adjustment credits of $46,533,000 offset by $33,592,000 of pension and postretirement benefit plan adjustments. Activity for the three months ended January 31, 2009 and 2008 is as follows:

	January 31, 2009	January 31, 2008

(In thousands)
Beginning balance	$(40,795)	$8,200
Current-period change	(7,026)	4,741

Ending balance	$(47,821)	$12,941

10.	Shareholders Equity. In October 2006, the Board of Directors authorized the repurchase until October 2009 of up to one million shares of Nordson Corporations common shares on the open market or in privately negotiated transactions. During the three months ended January 31, 2009 and January 31, 2008, we repurchased 197,000 shares at an average price of $34.62 per share and 129,000 shares at an average price of $49.59 per share, respectively. As a result of the repurchases during the three months ended January 31, 2009, no more shares are available to be repurchased under the October 2006 program. On December 10, 2008 the Board of Directors approved a stock repurchase program of up to one million shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital.

11.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year for executive officers and 20 percent per year for other employees and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis.

We recognized compensation expense of $824,000 in the three months ended January 31, 2009, and $747,000 in the three months ended January 31, 2008.

Nordson Corporation
The following table summarizes activity related to stock options for the three months ended January 31, 2009:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2008	1,645	$36.75
Granted	392	$28.74
Exercised	(7)	$25.19
Forfeited or expired	(23)	$33.71

Outstanding at January 31, 2009	2,007	$35.27	$3,151	6.5 years

Vested or expected to vest at January 31, 2009	1,958	$35.22	$3,109	6.5 years

Exercisable at January 31, 2009	1,211	$33.03	$2,575	5.0 years

At January 31, 2009, there was $8,875,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.1 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2009	January 31, 2008

Expected volatility	.404-.408	.261-.262
Expected dividend yield	1.36%	1.41%
Risk-free interest rate	1.58-1.76%	3.49-3.62%
Expected life of the option (in years)	5.4-6.2	5.3-6.1
The weighted-average expected volatility used to value the fiscal year 2009 options was .405. The weighted-average expected volatility used to value the fiscal year 2008 options was .262.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2009 and 2008 was $10.62 and $14.07, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2009 and 2008 was $48,000 and $2,028,000, respectively. Cash received from the exercise of stock options was $113,000 for the three months ended January 31, 2009 and $2,219,000 for the three months ended January 31, 2008. The tax benefit realized from tax deductions from exercises was $12,000 for the three months ended January 31, 2009 and $664,000 for the three months ended January 31, 2008.

Nordson Corporation
Nonvested Common Shares
We may grant nonvested common shares to our employees and directors. These shares may not be disposed of for a designated period of time (generally six months to five years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s retirement, disability or death. Termination for any other reason results in forfeiture of the shares. For non-employee directors, restrictions lapse upon the retirement, disability or death of the non-employee director. Termination of service as a director for any other reason results in a pro-rata forfeiture of shares.
As shares are issued, deferred share-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the shares are recognized when realized and credited to capital in excess of stated value.
The following table summarizes activity related to nonvested shares during the three months ended January 31, 2009:

		Weighted-Average
		Grant Date Fair
(In thousands, except for per share data)	Number of Shares	Value

Nonvested shares at October 31, 2008	52	$42.79
Granted	12	$28.74
Vested	(31)	$39.84
Forfeited	—	—

Nonvested shares at January 31, 2009	33	$40.37

As of January 31, 2009, there was $636,000 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.4 years. The amount charged to expense related to nonvested common shares was $127,000 in the three months ended January 31, 2009 and $170,000 in the three months ended January 31, 2008.

Nordson Corporation
Directors Deferred Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2009:

		Weighted-Average
		Grant Date Fair
(In thousands, except for per share data)	Number of Shares	Value

Outstanding at October 31, 2008	118	$28.46
Granted	2	$30.21
Restricted stock units vested	6	$48.77
Dividend equivalents	1	$35.04
Distributions	(3)	$19.74

Outstanding at January 31, 2009	124	$29.65

The amount charged to expense related to this plan was $77,000 in the three months ended January 31, 2009, and $78,000 in the three months ended January 31, 2008.
Long-Term Incentive Compensation Plan (LTIP)
Under the long-term incentive compensation plan, executive officers and selected other key employees receive common share awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain threshold performance objectives are exceeded.
For the 2007-2009, 2008-2010 and the 2009-2011 performance periods, awards will be settled in common shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. The amount credited to expense related to the LTIP for these performance periods was $4,111,000 in the three months ended January 31, 2009. In the three months ended January 31, 2008, $1,715,000 was charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2009 was $903,000.

Nordson Corporation
12.	Warranty Accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. Most of our product warranties are customer specific. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2009 and 2008:

Three months ended	January 31, 2009	January 31, 2008

(In thousands)
Beginning balance	$5,336	$5,857
Accruals for warranties	830	1,437
Warranty payments	(1,062)	(1,266)
Currency effect	(65)	58

Ending balance	$5,039	$6,086

13.	Severance and restructuring costs. In September 2008, we announced a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe. In response to the continuing economic crisis, additional actions are being taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $20 million of which $5.6 million occurred in fiscal year 2008 and $8.1 million occurred in the first quarter of fiscal year 2009 related to the action announced in September 2008. The remainder will occur in the last three quarters of fiscal year 2009. The severance costs are being recorded in the Corporate segment.

The following table summarizes activity in the severance and restructuring accruals during the three months ended January 31, 2009:

(In thousands)
Accrual balance at October 31, 2008	$4,483
Amount accrued	8,064
Payments	(10,726)
Currency effect	(52)

Accrual balance at January 31, 2009	$1,769

Nordson Corporation
14.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the operating margin improvement action that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2008.

We serve many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging and semiconductor industries. Our products are sold primarily through a direct, geographically dispersed sales force.

The following table presents information about our reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Corporate		Total

(In thousands)
Three months ended January 31, 2009
Net external sales	$104,321	$56,541	$25,746	$—		$186,608
Operating profit	26,152	1,322	(2,196)	(12,203	) a	13,075

Three months ended January 31, 2008
Net external sales	$123,865	$83,894	$36,930	$—		$244,689
Operating profit	28,138	10,336	850	(2,925)		36,399

a-	Includes $8,064 of severance and restructuring costs.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2009	January 31, 2008

(In thousands)
Total profit for reportable segments	$13,075	$36,399
Interest expense	(2,753)	(5,603)
Interest and investment income	162	473
Other-net	6,679	1,213

Income before income taxes	$17,163	$32,482

We have significant sales in the following geographic regions:

Three months ended	January 31, 2009	January 31, 2008

(In thousands)
United States	$56,375	$72,991
Americas	12,536	15,978
Europe	69,661	91,116
Japan	18,965	20,240
Asia Pacific	29,071	44,364

Total net external sales	$186,608	$244,689

15.	Pension and other postretirement plans. The components of net periodic pension cost for the three months ended January 31, 2009 and January 31, 2008 were:

	U.S.		International
Three months ended January 31	2009	2008	2009	2008
(In thousands)
Service cost	$1,085	$1,338	$328	$537
Interest cost	2,913	2,595	627	741
Expected return on plan assets	(2,964)	(2,773)	(283)	(379)
Amortization of prior service cost	148	162	12	14
Recognized net actuarial loss	191	499	(3)	57
Settlement loss	1,280	—	—	—

Total benefit cost	$2,653	$1,821	$681	$970

During the three months ended January 31, 2009, net periodic pension cost included a settlement loss of $1,280,000 due to a lump sum payment.

Nordson Corporation
Contributions to pension plans for fiscal year 2009 are expected to be $8.1 million, compared to the estimate of $4.2 million that was disclosed in our Form 10-K for fiscal year 2008. The increase is due to a lump sum payment to be made from an unfunded, non-qualified, supplemental executive defined benefit plan.
The components of other postretirement benefit cost for the three months ended January 31, 2009 and January 31, 2008 were:

	U.S.		International
Three months ended January 31	2009	2008	2009	2008
(In thousands)
Service cost	$158	$277	$5	$11
Interest cost	710	622	8	11
Amortization of prior service cost	(206)	(208)	—	—
Recognized net actuarial loss	126	254	(2)	1

Total benefit cost	$788	$945	$11	$23

16.	Fair value measurements. In the first quarter of fiscal year 2009, we adopted FAS 157, “Fair Value Measurements” with respect to financial instruments. The adoption of FAS 157 had no effect on our results of operations or position. We have deferred the adoption of FAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at January 31, 2009:

	Total	Level 1	Level 2	Level 3

(In thousands)
Assets:
Rabbi trust (a)	$10,618	$—	$10,618	$—
Forward exchange contracts (b)	813	—	813	—

Total assets at fair value	$11,431	$—	$11,431	$—

Liabilities:
Deferred compensation plans (c)	$19,717	$19,717	$—	$—
Forward exchange contracts (b)	4,803	—	4,803	—

Total liabilities at fair value	$24,520	$19,717	$4,803	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
We had no financial assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2009.

17.	Real estate sale. During the three months ended January 31, 2009 we sold our Westlake, Ohio corporate headquarters (building and a portion of the real property surrounding the building) for $8.9 million. A gain of $5.0 million was recognized on the transaction and is included in other-net in the Consolidated Statement of Income.

Nordson Corporation
18.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, $1,858,000 was recorded in other current liabilities, with the remaining amount of $1,150,000 classified as long-term. During fiscal year 2008, $1,858,000 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At January 31, 2009, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1,863,000 for costs related to this remediation project. Of this amount, $218,000 was recorded in the three months ended January 31, 2008. The reimbursements were recorded as offsets to selling and administrative expenses.

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

19.	Guarantees. In fiscal year 2004, we issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at January 31, 2009, was Euro 600,000 (approximately $768,000) and is declining ratably as the customer makes semiannual principal payments. An amount of $438,000 is recorded in other accrued liabilities related to this guarantee.

We have issued bank guarantees in the amount of Euro 444,000 (approximately $568,000) to certain European customers as formal support for standard warranties. We believe our existing warranty accrual is sufficient to cover any amounts that would be paid under these guarantees.

Nordson Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales
Worldwide sales for the three months ended January 31, 2009 were $186.6 million, a 23.7% decrease from sales of $244.7 million for the comparable period of 2008. Of the decrease, 18.6% related to volume, and 5.1% resulted from the unfavorable effects of currency translations. Sales for the current year, particularly large, engineered systems, were negatively impacted by the global economic slowdown.
Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2009 were $104.3 million, a decrease of $19.5 million, or 15.8% from the comparable period of fiscal 2008. Sales volume decreased 10.5%, and unfavorable currency translation effects reduced sales by 5.3%. Within the segment, volume decreases occurred in all geographic regions.
Advanced Technology Systems segment sales for the three months ended January 31, 2009 were $56.5 million compared to $83.9 million in the comparable period of fiscal 2008, a 32.6% decrease. Volume decreased 26.8%, and currency translation effects reduced sales by 5.8%. Within the segment, volume decreases occurred in all geographic regions and was most pronounced in Asia Pacific due to reduced demand in semiconductor and consumer electronics end markets.
Sales of the Industrial Coating and Automotive Systems segment for the three months ended January 31, 2009 were $25.7 million, a decrease of $11.2 million, or 30.3% from the three months ended January 31, 2008. Volume declined 27.4% and currency translation effects reduced sales by 2.9%. Within the segment, volume decreases occurred in all geographic regions.
On a geographic basis, sales volume for the three months ended January 31, 2009 was down in all geographic segments in which we operate. Volume decreased 28.6% in the Asia Pacific region, 22.8% in the United States, 17.3% in Japan, 12.0% in Europe and 10.5% in the Americas. Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.
Operating Profit
Cost of sales for the three months ended January 31, 2009 were $79.4 million, down from $104.8 million in 2008, primarily due to the decrease in sales. The gross margin percentage was 57.5% for the three months ended January 31, 2009, as compared to 57.2% for the comparable period of fiscal year 2008. Sales mix between parts and engineered systems and between product lines contributed to the higher margin percentage in the current year. These factors were partially offset by unfavorable currency effects that decreased the gross margin rate by 0.6% over the comparable period of fiscal year 2008.

Nordson Corporation
Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended January 31, 2009 were $86.1 million, compared to $103.4 million for the comparable period of fiscal year 2008. This represented a decrease of $17.3 million, or 16.7% that was largely due to lower incentive compensation expenses, tightened control over discretionary spending and to currency translation effects that decreased selling and administrative costs by 5.6%. Selling and administrative expenses for the three months ended January 31, 2009 as a percent of sales increased to 46.1% from 42.2% for the comparable period of fiscal year 2008. The change is primarily the result of lower sales in the current year.
In September 2008, we announced a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe. In response to the continuing economic crisis, additional actions are being taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $20 million of which $5.6 million occurred in fiscal year 2008 and $8.1 million occurred in the first quarter of fiscal year 2009 related to the action announced in September 2008. The remainder will occur in the last three quarters of fiscal year 2009. The severance costs are being recorded in the Corporate segment.
Operating profit as a percentage of sales was 7.0% in the three months ended January 31, 2009, down from 14.9% for the comparable period in fiscal year 2008. Excluding severance and restructuring costs, this percentage was 11.3% in fiscal year 2009.
Operating profit for the first three months as a percent of sales for the Adhesive Dispensing Systems segment increased to 25.1% in fiscal year 2009 from 22.7% for the comparable period of the prior year, primarily due to a higher mix of parts sales compared to system sales. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales decreased to 2.3% in the current year from 12.3% in the first three months of fiscal year 2008. The decrease was primarily due to sales volume decreasing at a higher rate than operating costs and to unfavorable currency effects. The Industrial Coating and Automotive Systems segment reported an operating loss of 8.5% of sales in the first three months of fiscal year 2009, compared to an operating profit of 2.3% in the same period of fiscal year 2008. The change was primarily due to sales volume decreasing at a higher rate than operating costs and to unfavorable currency effects.
Interest and Other Income (Expense)
Interest expense for the three months ended January 31, 2009 was $2.8 million, down from $5.6 million for the three months ended January 31, 2008, due to lower borrowings and lower interest rates.
Other income was $6.7 million for the three months ended January 31, 2009, and $1.2 million in the comparable period of the prior year. Included in those amounts were gains on the sale of real estate of $5.0 million in the current fiscal year and $200,000 in the prior fiscal year. Also, included were foreign exchange gains of $1.4 million in fiscal year 2009 and $717,000 in fiscal year 2008.
Income Taxes
The effective tax rate was 35.0% for the three months ended January 31, 2009, compared to 34.3% for the three months ended January 31, 2008. The prior year rate was impacted by the expiration of a research credit, offset by a discrete item related to an adjustment of a tax accrual related to 2004 that reduced income taxes by $388,000.
Net Income
Net income for the three months ended January 31, 2009 was $11.2 million, or $0.33 per share on a diluted basis, compared to $21.3 million or $0.62 per share on a diluted basis in 2008. This represents a 47.7% decrease in net income and a 46.8% decrease in earnings per share.

Nordson Corporation
Foreign Currency Effects
In the aggregate, average exchange rates for the three months ended January 31, 2009 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable fiscal year 2008 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2009 were translated at exchange rates in effect during the same period of 2008, sales would have been approximately $12.6 million higher while third-party costs and expenses would have been approximately $9.8 million higher.
Financial Condition
During the three months ended January 31, 2009, cash and cash equivalents increased $7.4 million. Cash provided by operations during this period was $28.2 million, as compared to $13.0 million for the three months ended January 31, 2008. Cash of $14.2 million was generated from net income adjusted for non-cash income and expenses. In addition, changes in operating assets and liabilities generated $10.0 million of cash.
Cash provided by investing activities was $2.8 million for the three months ended January 31, 2009, compared to cash used in investing activities of $4.2 million in the comparable period of the prior year. The change was primarily the result of higher cash proceeds from the sale of real estate in fiscal year 2009.
Cash used in financing activities was $23.2 million for the three months ended January 31, 2009. Cash was used to repay $8.8 million of notes payable, to repurchase $7.0 million of common stock and for dividend payments of $6.1 million.
The following is a summary of significant changes in balance sheet captions from the end of fiscal year 2008 to January 31, 2009. Receivables decreased $51.7 million due to lower sales in the first quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Inventories increased $5.8 million due to the sudden decline in customer orders relative to our response to production requirements. Accounts payable decreased $15.4 million as a result of a lower level of purchasing activity in the first quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Regarding the increase in income taxes payable, the balance at the end of fiscal year 2008 was reduced to record an expected refund. The receipt of the refund during the three months ended January 31, 2009 increased the account balance. Accrued liabilities decreased $23.0 million primarily due to bonus and profit sharing payments during the three months ended January 31, 2009. The increase in customer advanced payments during the three months ended January 31, 2009 is largely due to advanced payments received for shipments of engineered systems to customers that will occur later in the fiscal year.
Critical Accounting Policies
Our consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2008. There were no material changes in these policies during the three months ended January 31, 2009.

Nordson Corporation
Outlook
Global demand for capital goods is expected to remain weak during 2009, as falling demand and liquidity concerns continue to guide customer behavior. We remain hopeful that recent small improvements in credit markets coupled with the cumulative effects of the massive stimulus programs being launched by governments worldwide will stem falling demand and create the conditions necessary for sequential improvement. With a strong balance sheet, solid margins, positive free cash flow and ample sources of credit, we are confident that Nordson remains well positioned to manage through these conditions.
Our liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on indebtedness. Primary sources of liquidity to meet these needs are cash provided by operations and borrowings under our loan agreements. We have various lines of credit with both domestic and foreign banks, including a $400 million unsecured, multicurrency credit facility with a group of banks that expires in fiscal year 2012. This facility may be increased by $100 million to $500 million under certain conditions. At January 31, 2009, $190 million was outstanding under this facility. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). We were in compliance with all debt covenants at January 31, 2009.
For the second quarter of fiscal year 2009, sales are expected to be down in the range of 34% to 38% compared to the same period a year ago, including an estimated 7% negative effect associated with currency translation. Diluted earnings per share are expected in the range of $0.17 to $0.32. This earnings per share range includes a net charge of $0.04 related to one-time items and restructuring costs expected to be recognized during the quarter.
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
In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our 10-K for the year ended October 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed on December 19, 2008. The information disclosed has not changed materially in the interim period since October 31, 2008.

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (Chairman of the Board of Directors, President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2009. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2009 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
ITEM 1. LEGAL PROCEEDINGS
We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.
Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.
The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, $1,858,000 was recorded in other current liabilities, with the remaining amount of $1,150,000 classified as long-term. During fiscal year 2008, $1,858,000 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At January 31, 2009, the remaining obligation for OM&M consists of $40,000 in accrued liabilities and $1,110,000 in other long-term liabilities.
During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1,863,000 for costs related to this remediation project. Of this amount, $218,000 was recorded in the three months ended January 31, 2008. The reimbursements were recorded as offsets to selling and administrative expenses.

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
ITEM 1A. RISK FACTORS
Information regarding our risk factors was disclosed in Form 10-K filed on December 19, 2008. The information disclosed has not changed materially in the interim period since October 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased during the three months ended January 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs

November 1, 2008 to November 30, 2008	197	$34.62	197	—
December 1, 2008 to December 31, 2008	—		—	1,000
January 1, 2009 to January 31, 2009	—		—	1,000

Total	197		197

(1)	In October 2006, the Board of Directors authorized the repurchase until October 2009 of up to one million shares of Nordson Corporation common shares on the open market or in privately negotiated transactions. Share repurchases under this program were completed in November 2008. On December 10, 2008 the Board of Directors approved a stock repurchase program of up to one million shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital.

Nordson Corporation
ITEM 6. EXHIBITS
Exhibit Number:
10.01(a) Amended and Restated 2005 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.01(a) to Registrant’s Form 8-K dated December 16, 2008)
10.01(b) Amended and Restated 2005 Supplemental Executive Retirement Plan [Defined Benefit] (Incorporated by reference to Exhibit 10.01(b) to Registrant’s Form 8-K dated December 16, 2008)
10.01(c) Amended and Restated 2005 Supplemental Executive Retirement Plan [Defined Contribution] (Incorporated by reference to Exhibit 10.01(c) to Registrant’s Form 8-K dated December 16, 2008)
10.2 Change-in-Control Retention Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated December 16, 2008)
10.3 Amended Change-in-Control Employment Agreement with Edward P. Campbell (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated December 16, 2008)
10.4 Supplemental Pension and Severance Benefits Arrangement with Edward P. Campbell (Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated December 16, 2008)
31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: March 11, 2009	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)