Form 10-Q
period 2009-04-30
NORDSON CORP
filed 2009-06-08
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, there were 33,591,359 shares of Nordson Corporation common shares outstanding.

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
(In thousands, except for per share data)
Sales	$188,840	$294,116	$375,448	$538,805
Operating costs and expenses:
Cost of sales	85,957	128,243	165,328	233,073
Selling and administrative expenses	79,250	111,682	165,348	215,050
Severance and restructuring costs	5,054	(32)	13,118	60

	170,261	239,893	343,794	448,183

Operating profit	18,579	54,223	31,654	90,622
Other income (expense):
Interest expense	(1,691)	(4,240)	(4,444)	(9,843)
Interest and investment income	112	227	274	700
Other — net	521	1,008	7,200	2,221

	(1,058)	(3,005)	3,030	(6,922)

Income before income taxes	17,521	51,218	34,684	83,700

Income taxes	3,678	18,169	9,685	29,312

Net income	$13,843	$33,049	$24,999	$54,388

Average common shares	33,555	33,525	33,540	33,571
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	16	586	17	579

Average common shares and common share equivalents	33,571	34,111	33,557	34,150

Basic earnings per share	$0.41	$0.99	$0.75	$1.62

Diluted earnings per share	$0.41	$0.97	$0.74	$1.59

Dividends declared per share	$0.1825	$0.1825	$0.365	$0.365

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	April 30, 2009	October 31, 2008
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,638	$11,755
Marketable securities	—	5
Receivables	152,253	224,813
Inventories	107,963	118,034
Deferred income taxes	21,258	22,455
Prepaid expenses	8,567	7,251

Total current assets	309,679	384,313

Property, plant and equipment — net	126,791	133,843
Goodwill	572,311	571,933
Other intangible assets — net	49,262	53,874
Other assets	21,573	22,706

	$1,079,616	$1,166,669

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$2,577	$42,061
Accounts payable	23,630	42,916
Income taxes payable	13,064	6,141
Accrued liabilities	68,497	96,473
Customer advanced payments	7,052	7,521
Current maturities of long-term debt	4,290	4,290
Current obligations under capital leases	4,593	4,594

Total current liabilities	123,703	203,996

Long-term debt	230,350	238,550
Other liabilities	147,701	150,011

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	238,995	244,096
Retained earnings	853,651	840,888
Accumulated other comprehensive loss	(40,220)	(40,795)
Common shares in treasury, at cost	(486,817)	(482,330)

Total shareholders’ equity	577,862	574,112

	$1,079,616	$1,166,669

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2009	April 30, 2008
(In thousands)
Cash flows from operating activities:
Net income	$24,999	$54,388
Depreciation and amortization	16,364	15,547
Tax benefit from the exercise of stock options	(22)	(2,184)
Non-cash stock compensation	(2,963)	5,144
Deferred income taxes	891	501
Other non-cash expense	756	740
(Gain)/loss on sale of property, plant and equipment	(4,807)	69
Changes in operating assets and liabilities	40,919	(9,914)

Net cash provided by operating activities	76,137	64,291

Cash flows from investing activities:
Additions to property, plant and equipment	(7,753)	(10,122)
Proceeds from sale of property, plant and equipment	8,485	879
Purchases of business, net of cash acquired	—	(748)
Proceeds from sale of marketable securities	5	4

Net cash provided by (used in) investing activities	737	(9,987)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,767	58,185
Repayment of short-term borrowings	(40,767)	(38,161)
Proceeds from long-term debt	40,000	65,920
Repayment of long-term debt	(48,200)	(125,920)
Repayment of capital lease obligations	(2,999)	(2,862)
Issuance of common shares	325	6,221
Purchase of treasury shares	(6,972)	(13,317)
Tax benefit from the exercise of stock options	22	2,184
Dividends paid	(12,236)	(12,245)

Net cash used in financing activities	(69,060)	(59,995)
Effect of exchange rate changes on cash	69	2,231

Increase (decrease) in cash and cash equivalents	7,883	(3,460)
Cash and cash equivalents:
Beginning of year	11,755	31,136

End of quarter	$19,638	$27,676

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2009
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2008. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.

4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

Nordson Corporation
7.	Recently issued accounting standards. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As discussed in Note 18, we adopted the non-deferred portion of FAS 157 as of November 1, 2008. The adoption did not impact our results of operations or financial position.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We must adopt FAS 160 in our fiscal year 2010. We are evaluating the provisions of this new standard; however, we currently believe the adoption will not have a material effect on our results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FAS 161 applies to all derivative instruments within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to FAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. As discussed in Note 19, we adopted FAS 161 in the second quarter of fiscal year 2009.

Nordson Corporation
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocation decisions, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. We must adopt FSP 132R-1 in our fiscal year 2010 and are currently evaluating the disclosure implications of the statement.

8.	Income taxes. On November 1, 2007 we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109.

At April 30, 2009 we had $5,231,000 in unrecognized tax benefits, of which $5,135,000 would impact the effective tax rate, if recognized. Accrued interest expense related to unrecognized tax benefits at April 30, 2009 was $516,000. During the three months ended April 30, 2009, our unrecognized tax benefits decreased by $2,454,000, resulting in effective tax rates of 21.0% and 27.9% for the three and six-month periods, respectively, ended April 30, 2009. The decrease in unrecognized tax benefits was primarily due to remeasuring positions related to prior tax years.

Nordson and its subsidiaries are subject to U.S. Federal income tax, as well as income taxes in numerous state and foreign jurisdictions. We are currently under audit in the U.S. by the Internal Revenue Service (“IRS”) for the fiscal 2005 and 2006 tax years; tax years prior to fiscal 2005 are no longer subject to IRS examination. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after fiscal 2003.

9.	Inventories. At April 30, 2009 and October 31, 2008, inventories consisted of the following:

	April 30, 2009	October 31, 2008
(In thousands)
Finished goods	$66,930	$69,731
Work-in-process	12,567	13,853
Raw materials and finished parts	51,820	55,311

	131,317	138,895
Obsolescence and valuation reserves	(15,416)	(13,133)
LIFO reserve	(7,938)	(7,728)

	$107,963	$118,034

10.	Goodwill and other intangible assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2009 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Total
(In thousands)
Balance at October 31, 2008	$32,886	$535,502	$3,545	$571,933
Adjustments	8	—	—	8
Currency effect	271	119	(20)	370

Balance at April 30, 2009	$33,165	$535,621	$3,525	$572,311

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

		April 30, 2009
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$19,365	$3,982	$15,383
Customer relationships	23,542	4,285	19,257
Non-compete agreements	5,808	3,746	2,062
Core/developed technology	2,788	1,771	1,017
Other	1,075	1,046	29

Total	$52,578	$14,830	$37,748

		October 31, 2008
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$20,882	$3,628	$17,254
Customer relationships	24,166	3,330	20,836
Non-compete agreements	5,766	3,318	2,448
Core/developed technology	2,788	1,654	1,134
Other	1,117	1,063	54

Total	$54,719	$12,993	$41,726

At April 30, 2009 and October 31, 2008, $11,514,000 and $12,148,000, respectively, of trademark and trade name intangible assets were not subject to amortization.

Amortization expense for the three months ended April 30, 2009 and April 30, 2008 was $1,240,000 and $1,472,000, respectively. Amortization expense for the six months ended April 30, 2009 and April 30, 2008 was $2,495,000 and $2,902,000, respectively.

Nordson Corporation
11.	Comprehensive income. Comprehensive income for the three months ended April 30, 2009 and April 30, 2008 is as follows:

	Three Months Ended
	April 30, 2009	April 30, 2008
(In thousands)
Net income	$13,843	$33,049
Foreign currency translation adjustments	7,448	11,403
Remeasurement of supplemental pension liability, net of tax of $(121)	(201)	—
Settlement loss, net of tax of $131	218	—
Amortization of prior service cost and net actuarial losses, net of tax of $160 in 2009 and $307 in 2008	136	473

Comprehensive income	$21,444	$44,925

Comprehensive income for the six months ended April 30, 2009 and April 30, 2008 is as follows:

	Six Months Ended
	April 30, 2009	April 30, 2008
(In thousands)
Net income	$24,999	$54,388
Foreign currency translation adjustments	2,724	15,672
Remeasurement of supplemental pension liability, net of tax of $(2,074)	(3,457)	—
Settlement loss, net of tax of $611	1,018	—
Amortization of prior service cost and net actuarial losses, net of tax of $225 in 2009 and $614 in 2008	290	945

Comprehensive income	$25,574	$71,005

Accumulated other comprehensive loss at April 30, 2009 consisted of pension and postretirement benefit plan adjustments of $43,543,000 offset by $3,323,000 of net foreign currency translation adjustment credits. Accumulated other comprehensive income at April 30, 2008 consisted of net foreign currency translation adjustment credits of $57,936,000 offset by $33,119,000 of pension and postretirement benefit plan adjustments.

Changes in accumulated other comprehensive income (loss) for the six months ended April 30, 2009 and 2008 are as follows:

	April 30, 2009	April 30, 2008
(In thousands)
Beginning balance	$(40,795)	$8,200
Current-period change	575	16,617

Ending balance	$(40,220)	$24,817

Nordson Corporation
12.	Shareholders Equity. In October 2006, the Board of Directors authorized the repurchase until October 2009 of up to 1,000,000 shares of Nordson Corporation common shares on the open market or in privately negotiated transactions. During the six months ended April 30, 2009 and April 30, 2008, we repurchased 197,000 shares at an average price of $34.62 per share and 248,000 shares at an average price of $49.84 per share, respectively. As a result of the repurchases during the six months ended April 30, 2009, no more shares are available to be repurchased under the October 2006 program. On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. No shares have been repurchased under this program.

13.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year.

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

We recognized compensation expense related to stock options of $673,000 in the three months ended April 30, 2009, and $783,000 in the three months ended April 30, 2008. Amounts for the six months ended April 30, 2009 and April 30, 2008, were $1,497,000 and $1,530,000, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2009:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2008	1,645	$36.75
Granted	392	$28.74
Exercised	(16)	$24.98
Forfeited or expired	(115)	$37.33

Outstanding at April 30, 2009	1,906	$35.17	$9,236	6.2 years

Vested at April 30, 2009 or expected to vest	1,856	$35.12	$9,014	6.1 years

Exercisable at April 30, 2009	1,187	$33.12	$6,559	4.8 years

At April 30, 2009, there was $7,294,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.0 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2009	April 30, 2008

Expected volatility	.404-.408	.261-.336
Expected dividend yield	1.36%	1.41-1.46%
Risk-free interest rate	1.58-1.76%	2.89-3.62%
Expected life of the option (in years)	5.4-6.2	5.3-6.1
The weighted-average expected volatility used to value the fiscal year 2009 options was ..405. The weighted-average expected volatility and weighted-average expected dividend yield used to value the 2008 options were .265 and 1.43%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2009 and 2008 was $10.62 and $14.10, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2009 and April 30, 2008 was $29,000 and $4,735,000, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2009 and April 30, 2008 was $77,000 and $6,763,000, respectively.

Cash received from the exercise of stock options was $325,000 for the six months ended April 30, 2009 and $6,221,000 for the six months ended April 30, 2008. The tax benefit realized from tax deductions from exercises was $22,000 for the six months ended April 30, 2009 and $2,184,000 for the six months ended April 30, 2008.

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

The following table summarizes activity related to nonvested shares during the six months ended April 30, 2009:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2008	52	$42.79
Granted	12	$28.74
Vested	(32)	$39.91
Forfeited	(1)	$52.91

Nonvested shares at April 30, 2009	31	$39.98

As of April 30, 2009, there was $480,000 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.2 years. The amount charged to expense related to nonvested stock was $120,000 in the three months ended April 30, 2009 and $236,000 in the three months ended April 30, 2008. For the six months ended April 30, 2009 and April 30, 2008, the amounts were $247,000 and $406,000, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2009:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2008	118	$28.46
Deferrals	3	$32.97
Restricted stock units vested	6	$48.77
Dividend equivalents	2	$28.94
Distributions	(5)	$19.78

Outstanding at April 30, 2009	124	$29.88

Nordson Corporation
The amount charged to expense related to this plan was $77,000 for both the three months ended April 30, 2009 and April 30, 2008. For the six months ended April 30, 2009 and April 30, 2008, the amounts were $154,000 and $155,000, respectively.

Long-Term Incentive Compensation Plan (LTIP)

Under the long-term incentive compensation plan, executive officers and selected other key employees receive awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain threshold performance objectives are exceeded.

For the 2007-2009, 2008-2010 and the 2009-2011 performance periods, awards will be settled in common shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. The amount credited to expense related to the LTIP for these performance periods was $903,000 and $5,014,000 in the three months and six-month periods ended April 30, 2009. The amount charged to expense related to the LTIP for these performance periods was $1,235,000 and $2,950,000 in the three and six-month periods ended April 30, 2008. There was no cumulative amount recorded in shareholders’ equity at April 30, 2009.

14.	Warranty Accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. Most of our product warranties are customer specific. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2009 and 2008:

	April 30, 2009	April 30, 2008
(In thousands)
Beginning balance	$5,336	$5,857
Accruals for warranties	1,724	2,822
Warranty payments	(2,387)	(2,958)
Currency effect	22	249

Ending balance	$4,695	$5,970

Nordson Corporation
15.	Severance and restructuring costs. In September 2008, we announced a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe. In response to the continuing economic crisis, additional actions were taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $20,000,000 of which $5,061,000 occurred in fiscal year 2008, $8,064,000 occurred in the first quarter of fiscal year 2009 and $5,054,000 occurred in the second quarter of fiscal year 2009. The remainder of the expense will occur in the last two quarters of fiscal year 2009. Severance costs are being recorded in the Corporate segment.

The following table summarizes activity in the severance and restructuring accruals during the six months ended April 30, 2009:

(In thousands)
Accrual balance at October 31, 2008	$4,483
Amounts accrued	13,118
Payments	(15,183)
Currency effect	(18)

Accrual balance at April 30, 2009	$2,400

16.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the cost reduction program that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2008.

We serve many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging and semiconductor industries. Our products are sold primarily through a direct, geographically dispersed sales force.

Nordson Corporation
The following table presents sales and operating profits of our reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Corporate		Total
(In thousands)
Three months ended April 30, 2009
Net external sales	$111,325	$49,973	$27,542	$—		$188,840
Operating profit (loss)	30,627	(539)	(1,868)	(9,641	) a	18,579

Three months ended April 30, 2008
Net external sales	$152,451	$93,773	$47,892	$—		$294,116
Operating profit (loss)	38,681	18,889	4,520	(7,867)		54,223

Six months ended April 30, 2009
Net external sales	$215,646	$106,514	$53,288	$—		$375,448
Operating profit (loss)	56,779	783	(4,064)	(21,844	) a	31,654

Six months ended April 30, 2008
Net external sales	$276,316	$177,667	$84,822	$—		$538,805
Operating profit (loss)	66,819	29,225	5,370	(10,792)		90,622

a -	Includes $5,054 of severance and restructuring costs in the three months ended April 30, 2009 and $13,118 in the six months ended April 30, 2009.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2009	April 30, 2008
(In thousands)
Total profit for reportable segments	$18,579	$54,223
Interest expense	(1,691)	(4,240)
Interest and investment income	112	227
Other-net	521	1,008

Income before income taxes	$17,521	$51,218

Six months ended	April 30, 2009	April 30, 2008
(In thousands)
Total profit for reportable segments	$31,654	$90,622
Interest expense	(4,444)	(9,843)
Interest and investment income	274	700
Other-net	7,200	2,221

Income before income taxes	$34,684	$83,700

We had significant sales in the following geographic regions:

Three months ended	April 30, 2009	April 30, 2008
(In thousands)
United States	$55,025	$84,204
Americas	12,049	17,831
Europe	71,988	113,379
Japan	20,552	29,133
Asia Pacific	29,226	49,569

Total net external sales	$188,840	$294,116

Six months ended	April 30, 2009	April 30, 2008
(In thousands)
United States	$111,400	$157,195
Americas	24,585	33,809
Europe	141,649	204,495
Japan	39,517	49,373
Asia Pacific	58,297	93,933

Total net external sales	$375,448	$538,805

Nordson Corporation
17.	Pension and other postretirement plans. The components of net periodic pension cost for the three and six- month periods ended April 30, 2009 and 2008 were:

	U.S.		International
Three months ended	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
(In thousands)
Service cost	$1,075	$1,339	$320	$541
Interest cost	2,942	2,594	610	733
Expected return on plan assets	(2,963)	(2,773)	(273)	(373)
Amortization of prior service cost	153	162	12	14
Recognized net actuarial loss	196	499	(5)	60
Settlement loss	349	—	—	—

Total benefit cost	$1,752	$1,821	$664	$975

	U.S.		International
Six months ended	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
(In thousands)
Service cost	$2,160	$2,677	$648	$1,078
Interest cost	5,855	5,189	1,237	1,474
Expected return on plan assets	(5,927)	(5,546)	(556)	(752)
Amortization of prior service cost	301	324	24	28
Recognized net actuarial loss	387	998	(8)	117
Settlement loss	1,629	—	—	—

Total benefit cost	$4,405	$3,642	$1,345	$1,945

During the six months ended April 30, 2009, net periodic pension cost included a settlement loss of $1,629,000 due to lump sum retirement payments.

Contributions to pension plans for fiscal year 2009 are expected to be $9,100,000, compared to the estimate of $4,200,000 that was disclosed in our Form 10-K for fiscal year 2008. The increase is due to contributions necessary to fund lump sum payments to be made from an unfunded, non-qualified, supplemental executive defined benefit plan.

Nordson Corporation
The components of other postretirement benefit cost for the three and six-month periods ended April 30, 2009 and 2008 were:

	U.S.		International
Three months ended	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
(In thousands)
Service cost	$160	$277	$6	$13
Interest cost	723	622	8	11
Amortization of prior service cost	(209)	(208)	—	—
Recognized net actuarial loss	128	254	(3)	—

Total benefit cost	$802	$945	$11	$24

	U.S.		International
Six months ended	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008
(In thousands)
Service cost	$318	$553	$11	$24
Interest cost	1,433	1,245	16	22
Amortization of prior service cost	(415)	(415)	—	—
Recognized net actuarial loss	254	507	(5)	1

Total benefit cost	$1,590	$1,890	$22	$47

18.	Fair value measurements. In the first quarter of fiscal year 2009, we adopted FAS 157, “Fair Value Measurements” with respect to financial instruments. The adoption of FAS 157 had no effect on our results of operations or financial position. We have deferred the adoption of FAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at April 30, 2009:

	Total	Level 1	Level 2	Level 3
(In thousands)
Assets:
Rabbi trust (a)	$11,242	$—	$11,242	$—
Forward exchange contracts (b)	1,842	—	1,842	—

Total assets at fair value	$13,084	$—	$13,084	$—

Liabilities:
Deferred compensation plans (c)	$18,193	$18,193	$—	$—
Forward exchange contracts (b)	3,094	—	3,094	—

Total liabilities at fair value	$21,287	$18,193	$3,094	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
We had no financial assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2009.

19.	Financial Instruments. Effective February 1, 2009, we adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). The statement amends and expands the disclosure requirements of FASB Statement No 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires enhanced disclosures about derivative instruments and hedging activities by providing additional information about objectives for using derivative instruments, as well as how derivative instruments and related hedged items affect financial position and results of operations.

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under FAS 133. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. We do not use financial instruments for trading or speculative purposes.

Nordson Corporation
We had the following outstanding foreign currency forward contracts at April 30, 2009:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
(In thousands)	Amounts	Value	Amounts	Value

April 30, 2009 contract amounts:
Euro	$2,442	$2,394	$147,163	$145,987
British pound	—	—	10,284	10,450
Japanese yen	2,141	2,028	16,999	16,336
Others	1,206	1,234	19,260	19,548

Total	$5,789	$5,656	$193,706	$192,321

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at April 30, 2009. These contracts were not designated as hedging instruments under FAS 133.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value
(In thousands)
Receivables	$1,842	Accrued liabilities	$3,094
For the three months ended April 30, 2009, we recognized a gain of $2,738,000 on foreign exchange contracts not designated as hedging instruments under FAS 133. This gain is included on “Other – net” in the Consolidated Statement of Income.

20.	Real estate sale. During the six months ended April 30, 2009 we sold our Westlake, Ohio corporate headquarters (building and a portion of the real property surrounding the building) for $8,924,000. A gain of $5,013,000 was recognized on the transaction and is included in “Other – net” in the Consolidated Statement of Income.

21.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

Nordson Corporation
The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, $1,858,000 was recorded in other current liabilities, with the remaining amount of $1,150,000 classified as long-term. During fiscal year 2008, $1,858,000 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At April 30, 2009, the remaining obligation for OM&M consists of $265,000 in accrued liabilities and $885,000 in other long-term liabilities.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1,863,000 for costs related to this remediation project. Of this amount, $488,000 was recorded in the six months ended April 30, 2008. The reimbursements were recorded as offsets to selling and administrative expenses.

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

22.	Guarantees. In fiscal year 2004, we issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at April 30, 2009, was Euro 400,000 (approximately $529,000) and is declining ratably as the customer makes semiannual principal payments. An amount of $272,000 is recorded in accrued liabilities related to this guarantee.

We have issued bank guarantees in the amount of Euro 326,000 (approximately $432,000) to certain European customers as formal support for standard warranties. We believe our existing warranty accrual is sufficient to cover any amounts that would be paid under these guarantees.

Nordson Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales

Worldwide sales for the three months ended April 30, 2009 were $188.8 million, a 35.8% decrease from sales of $294.1 million for the comparable period of 2008. Of the decrease, 29.0% related to volume, and 6.8% resulted from the unfavorable effects of currency translations. Sales for the current year, particularly large, engineered systems, were negatively impacted by the global economic slowdown.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2009 were $111.3 million, a decrease of $41.1 million, or 27.0% from the comparable period of fiscal 2008. Sales volume decreased 18.7%, and unfavorable currency translation effects reduced sales by 8.3%. The sales decrease was largely attributable to large-dollar system product lines, with sales to consumer non-durable end markets, such as packaging and nonwovens, remaining more stable. Within the segment, volume decreases occurred in all geographic regions.

Advanced Technology Systems segment sales for the three months ended April 30, 2009 were $50.0 million compared to $93.8 million in the comparable period of fiscal 2008, a 46.7% decrease. Volume decreased 41.0%, and currency translation effects reduced sales by 5.7%. Within the segment, volume decreases occurred in all geographic regions and was most pronounced in Asia Pacific due to reduced demand in semiconductor and consumer electronics end markets.

Sales of the Industrial Coating and Automotive Systems segment for the three months ended April 30, 2009 were $27.5 million, a decrease of $20.4 million, or 42.5% from the three months ended April 30, 2008. Volume declined 38.5% and currency translation effects reduced sales by 4.0%. The lack of capital spending in consumer durable end markets impacted sales within this segment. Volume decreases occurred in all geographic regions.

On a geographic basis, sales volume for the three months ended April 30, 2009 was down in all geographic regions in which we operate. Volume decreased 20.2% in the Americas, 22.7% in Europe, 30.7% in Japan, 34.7% in the United States and 36.2% in the Asia Pacific region. Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.

Worldwide sales for the six months ended April 30, 2009 were $375.4 million, a 30.3% decrease from sales of $538.8 million for the comparable period of 2008. Of the decrease, 24.3% related to volume, and 6.0% resulted from the unfavorable effects of currency translations. Sales for the current year, particularly large, engineered systems, were negatively impacted by the global economic slowdown.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2009 were $215.6 million, a decrease of $60.7 million, or 22.0% from the comparable period of fiscal 2008. Sales volume decreased 15.0%, and unfavorable currency translation effects reduced sales by 7.0%. Within the segment, volume decreases occurred in all geographic regions.

Nordson Corporation
Advanced Technology Systems segment sales for the six months ended April 30, 2009 were $106.5 million compared to $177.7 million in the comparable period of fiscal 2008, a 40.0% decrease. Volume decreased 34.2%, and currency translation effects reduced sales by 5.8%. Within the segment, volume decreases occurred in all geographic regions and were most pronounced in Asia Pacific due to reduced demand in semiconductor and consumer electronics end markets.

Sales of the Industrial Coating and Automotive Systems segment for the six months ended April 30, 2009 were $53.3 million, a decrease of $31.5 million, or 37.2% from the six months ended April 30, 2008. Volume declined 33.7% and currency translation effects reduced sales by 3.5%. Within the segment, volume decreases occurred in all geographic regions.

On a geographic basis, sales volume for the six months ended April 30, 2009 was down in all geographic regions in which we operate. Volume decreased 15.7% in the Americas, 17.9% in Europe, 25.2% in Japan, 29.1% in the United States and 32.6% in the Asia Pacific region. Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.

Operating Profit

Cost of sales for the three months ended April 30, 2009 were $86.0 million, down from $128.2 million in 2008. Cost of sales for the six months ended April 30, 2009 were $165.3 million, down from $233.1 million in 2008. The decreases were primarily due to the decline in sales. The gross margin percentage was 54.5% for the three months ended April 30, 2009, as compared to 56.4% for the comparable period of fiscal year 2008. The gross margin percentage was 56.0% for the six months ended April 30, 2009, as compared to 56.7% for the comparable period of fiscal year 2008. Unfavorable currency effects decreased the fiscal 2009 gross margin rates by 1.3% and 1.0% for the three and six month periods, respectively, ended April 30, 2009 from the comparable periods of fiscal 2008. The gross margin percentages were also impacted by lower absorption of fixed overhead costs. A higher mix of part sales compared to engineered systems and mix between product lines partially offset these factors.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2009 were $79.3 million, compared to $111.7 million for the comparable period of fiscal year 2008. This represented a decrease of $32.4 million, or 29.0%. Selling and administrative expenses, excluding severance and restructuring costs, for the six months ended April 30, 2009 were $165.3 million, compared to $215.0 million for the comparable period of fiscal year 2008. This represented a decrease of $49.7 million, or 23.1%. The decreases were largely due to reduced compensation expenses associated with lower employment levels, furloughs and lower incentive compensation and tightened control over discretionary spending. In addition, currency translation effects decreased selling and administrative costs by 6.7% for the three-month period and 6.2% for the six-month period.

Selling and administrative expenses for the three months ended April 30, 2009 as a percent of sales increased to 42.0% from 38.0% for the comparable period of fiscal year 2008. For the six months ended April 30, 2009, these expenses as a percent of sales increased to 44.0% from 39.9% for the comparable period of fiscal year 2008. The increases were primarily the result of lower sales in the current year.

In September 2008, we announced a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe. In response to the continuing economic crisis, additional actions were taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $20 million of which $5.6 million occurred in fiscal year 2008, $8.1 million occurred in the three months ended January 31, 2009 and $5.1 million occurred in the three months ended April 30, 2009. The remainder will occur in the last two quarters of fiscal year 2009. The severance costs are being recorded in the Corporate segment.

Nordson Corporation
Operating profit as a percentage of sales was 9.8% for the three months ended April 30, 2009, down from 18.4% for the comparable period in fiscal year 2008. Operating profit as a percentage of sales was 8.4% for the six months ended April 30, 2009, down from 16.8% for the comparable period in fiscal year 2008. Excluding severance and restructuring costs, these percentages were 12.5% and 11.9% for the three and six-month periods ended April 30, 2009. The decreases are primarily due to operating costs decreasing at a slower rate than sales.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 27.5% for the three months ended April 30, 2009 from 25.4% in 2008 and to 26.3% for the six months ended April 30, 2009 from 24.2% for the comparable period of 2008. The increases were primarily due to a higher mix of parts sales compared to system sales.

For the Advanced Technology Systems segment, operating loss as a percent of sales for the three months ended April 30, 2009 was 1.1% compared to an operating profit of 20.1% of sales in the comparable period of the prior year. For the six months ended April 30, 2009 operating profit as a percent of sales was 0.7%, down from 16.4% last year. The decreases were primarily due to sales volume decreasing at a higher rate than operating costs and to unfavorable currency effects.

The Industrial Coating and Automotive Systems segment reported an operating loss of 6.8% of sales in the three months ended April 30, 2009, compared to an operating profit of 9.4% in the same period of fiscal year 2008. For the six months ended April 30, 2009, the operating loss was 7.6% of sales, compared to an operating profit of 6.3% in the same period of fiscal year 2008. The changes were primarily due to sales volume decreasing at a higher rate than operating costs and to unfavorable currency effects.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2009 was $1.7 million, down 60.1% from $4.2 million for the three months ended April 30, 2008. Interest expense for the six months ended April 30, 2009 was $4.4 million, down 54.9% from $9.8 million for the six months ended April 30, 2008. The decreases were due to lower borrowings and reduced interest rates.

Other income was $521,000 for the three months ended April 30, 2009, and $1.0 million in the comparable period of the prior year. Included in those amounts were foreign exchange losses of $77,000 in 2009 and foreign exchange gains of $291,000 in 2008. Other income for the six months ended April 30, 2009 was $7.2 million, compared to $2.2 million for the six months ended April 30, 2008. The current year amount included a $5.0 million gain on the sale of real estate. Also, included were foreign exchange gains of $1.3 million in fiscal year 2009 and $1.0 million in fiscal year 2008.

Income Taxes

Our effective tax rate was 21.0% and 27.9% for the three and six-month periods ending April 30, 2009, down from 35.5% and 35.0% for the comparable periods of fiscal 2008. The current year rate was impacted by a decrease of $2.5 million in unrecognized tax benefits, primarily due to remeasuring positions related to prior tax years.

Net Income

Net income for the three months ended April 30, 2009 was $13.8 million, or $0.41 per share on a diluted basis, compared to $33.0 million, or $0.97 per share on a diluted basis in the same period of 2008. This represents a 58% decrease in both net income and earnings per share. For the six months ended April 30, 2009, net income was $25.0 million, or $0.74 per share on a diluted basis, compared to $54.4 million, or $1.59 per share for the six months ended April 30, 2008. This represents a 54% decrease in net income and a 53% decrease in earnings per share.

Nordson Corporation
Foreign Currency Effects

In the aggregate, average exchange rates for fiscal year 2009 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during fiscal year 2008. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2009 were translated at exchange rates in effect during the same period of 2008, sales would have been approximately $19.9 million higher while third-party costs and expenses would have been approximately $13.9 million higher. If transactions for the six months ended April 30, 2009 were translated at exchange rates in effect during the same period of 2008, sales would have been approximately $32.5 million higher and third party costs would have been approximately $23.6 million higher.
Financial Condition
During the six months ended April 30, 2009, cash and cash equivalents increased $7.9 million. Cash provided by operations during this period was $76.1 million, up from $64.3 million for the six months ended April 30, 2008. Cash of $35.2 million was generated from net income adjusted for non-cash income and expenses, and changes in operating assets and liabilities generated $40.9 million of cash.

Cash provided by investing activities was $737,000 for the six months ended April 30, 2009, compared to cash used in investing activities of $10.0 million in the comparable period of the prior year. The change was primarily the result of cash proceeds from the sale of real estate in fiscal year 2009.

Cash used in financing activities was $69.1 million for the six months ended April 30, 2009. Cash was used for net repayments of $47.2 million of short and long-term borrowings, to repurchase $7.0 million of common stock and for dividend payments of $12.2 million.

The following is a summary of other significant changes in balance sheet captions from the end of fiscal year 2008 to April 30, 2009. Receivables decreased $72.6 million due to lower sales in the second quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Inventories decreased $10.1 million and accounts payable decreased $19.3 million as a result of a lower level of business activity in the second quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Regarding the increase in income taxes payable, the balance at the end of fiscal year 2008 was reduced to record an expected refund that was received during fiscal year 2009. Accrued liabilities decreased $28.0 million primarily due to bonus and profit sharing payments during fiscal year 2009.
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
Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2008. There were no material changes in these policies during the three months ended April 30, 2009.

Nordson Corporation
Outlook

Global demand for capital goods is expected to remain weak during 2009, as falling demand and liquidity concerns continue to guide customer behavior. We remain hopeful that recent improvements in credit markets coupled with the cumulative effects of the massive stimulus programs being launched by governments worldwide will stem falling demand and create the conditions necessary for sequential improvement. With a strong balance sheet, solid margins, positive free cash flow and ample sources of credit, we are confident that Nordson remains well positioned to manage through these conditions.

Our liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on indebtedness. Primary sources of liquidity to meet these needs are cash provided by operations and borrowings under our loan agreements. We have various lines of credit with both domestic and foreign banks, including a $400 million unsecured, multicurrency credit facility with a group of banks that expires in fiscal year 2012. This facility may be increased to $500 million under certain conditions. At April 30, 2009, $161.8 million was outstanding under this facility. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires trailing consolidated EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). We were in compliance with all debt covenants at April 30, 2009.

For the third quarter of fiscal year 2009, sales are expected to be in the range of $192 million to $202 million, down 30% to 34% compared to the same period a year ago, including an estimated 6% negative effect associated with currency translation. Diluted earnings per share are expected in the range of $0.39 to $0.50, inclusive of a $0.03 per share charge associated with restructuring activities.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed on December 19, 2008. The information disclosed has not changed materially in the interim periods since October 31, 2008.

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (Chairman of the Board of Directors, President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2009. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2009 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3,008,000. At October 31, 2007, $1,858,000 was recorded in other current liabilities, with the remaining amount of $1,150,000 classified as long-term. During fiscal year 2008, $1,858,000 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At April 30, 2009, the remaining obligation for OM&M consists of $265,000 in accrued liabilities and $885,000 in other long-term liabilities.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1,863,000 for costs related to this remediation project. Of this amount, $488,000 was recorded in the six months ended April 30, 2008. The reimbursements were recorded as offsets to selling and administrative expenses.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2006, the Board of Directors authorized the repurchase until October 2009 of up to 1,000,000 shares of Nordson Corporation common shares on the open market or in privately negotiated transactions. Share repurchases under this program were completed in November 2008. On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. There were no share repurchases during the three months ended April 30, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Nordson Corporation was held on February 17, 2009 for the purpose of electing five directors and ratifying the appointment of Ernst & Young as our independent accountants for the fiscal year ending October 31, 2009.

All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Edward P. Campbell	For:	30,812,437
	Withheld:	535,786
William W. Colville	For:	30,870,362
	Withheld:	477,861
Dr. David W. Ignat	For:	31,059,301
	Withheld:	288,922
William P. Madar	For:	26,144,603
	Withheld:	5,203,620
Michael J. Merriman, Jr.	For:	27,018,037
	Withheld:	4,330,186

Nordson Corporation

The ratification of Ernst & Young as our independent registered public accountant firm for the fiscal year ending October 31, 2009 was approved as follows:

For:	31,225,170
Against:	87,880
Abstain:	35,173
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

Nordson Corporation
Date: June 8, 2009	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)