Form 10-Q
period 2009-07-31
NORDSON CORP
filed 2009-09-08
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of July 31, 2009, there were 33,597,343 shares of Nordson Corporation common shares outstanding.

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

(In thousands, except for per share data)
Sales	$206,273	$288,362	$581,721	$827,167
Operating costs and expenses:
Cost of sales	84,536	125,923	249,864	358,996
Selling and administrative expenses	83,582	110,902	248,930	325,952
Severance and restructuring costs	977	240	14,095	300

	169,095	237,065	512,889	685,248

Operating profit	37,178	51,297	68,832	141,919
Other income (expense):
Interest expense	(1,732)	(3,501)	(6,176)	(13,344)
Interest and investment income	93	276	367	976
Other — net	77	2,617	7,277	4,838

	(1,562)	(608)	1,468	(7,530)

Income before income taxes	35,616	50,689	70,300	134,389

Income taxes	11,637	18,319	21,322	47,631

Net income	$23,979	$32,370	$48,978	$86,758

Average common shares	33,562	33,897	33,547	33,681
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	48	740	28	637

Average common shares and common share equivalents	33,610	34,637	33,575	34,318

Basic earnings per share	$0.71	$0.95	$1.46	$2.58

Diluted earnings per share	$0.71	$0.93	$1.46	$2.53

Dividends declared per share	$0.1825	$0.1825	$0.5475	$0.5475

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	July 31, 2009	October 31, 2008

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$20,522	$11,755
Marketable securities	—	5
Receivables	174,522	224,813
Inventories	106,758	118,034
Deferred income taxes	20,790	22,455
Prepaid expenses	8,984	7,251

Total current assets	331,576	384,313

Property, plant and equipment — net	125,006	133,843
Goodwill	574,037	571,933
Other intangible assets — net	52,071	53,874
Other assets	23,526	22,706

	$1,106,216	$1,166,669

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$2,100	$42,061
Accounts payable	29,003	42,916
Income taxes payable	13,518	6,141
Accrued liabilities	63,239	96,473
Customer advanced payments	9,235	7,521
Current maturities of long-term debt	4,290	4,290
Current obligations under capital leases	4,834	4,594

Total current liabilities	126,219	203,996

Long-term debt	197,260	238,550
Other liabilities	158,466	150,011

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	240,045	244,096
Retained earnings	871,505	840,888
Accumulated other comprehensive loss	(12,888)	(40,795)
Common shares in treasury, at cost	(486,644)	(482,330)

Total shareholders’ equity	624,271	574,112

	$1,106,216	$1,166,669

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2009	July 31, 2008

(In thousands)
Cash flows from operating activities:
Net income	$48,978	$86,758
Depreciation and amortization	24,201	23,645
Tax benefit from the exercise of stock options	(30)	(9,117)
Non-cash stock compensation	(1,876)	6,993
Deferred income taxes	2,033	5,379
Other non-cash expense	1,816	893
Gain on sale of property, plant and equipment	(4,693)	(563)
Changes in operating assets and liabilities	48,848	(27,430)

Net cash provided by operating activities	119,277	86,558

Cash flows from investing activities:
Additions to property, plant and equipment	(9,713)	(17,885)
Proceeds from sale of property, plant and equipment	8,543	2,408
Purchases of business, net of cash acquired	—	(748)
Acquisition of minority interest	—	(3,025)
Proceeds from sale of marketable securities	5	9

Net cash used in investing activities	(1,165)	(19,241)

Cash flows from financing activities:
Proceeds from short-term borrowings	591	138,394
Repayment of short-term borrowings	(40,905)	(97,623)
Proceeds from long-term debt	46,200	78,820
Repayment of long-term debt	(87,490)	(180,730)
Repayment of capital lease obligations	(4,498)	(4,293)
Issuance of common shares	461	15,555
Purchase of treasury shares	(6,979)	(17,039)
Tax benefit from the exercise of stock options	30	9,117
Dividends paid	(18,361)	(18,430)

Net cash used in financing activities	(110,951)	(76,229)
Effect of exchange rate changes on cash	1,606	2,355

Increase (decrease) in cash and cash equivalents	8,767	(6,557)
Cash and cash equivalents:
Beginning of year	11,755	31,136

End of quarter	$20,522	$24,579

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2009
1.	Basis of presentation . The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2008. Certain prior period amounts have been reclassified to conform to current period presentation.
2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.	Revenue recognition . Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.
4.	Environmental remediation costs . We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.
5.	Use of estimates . The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.
6.	Earnings per share . Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine-months ended July 31, 2009, the number of options excluded from the calculation of diluted earnings per share were 590,000 and 806,000, respectively. For the three months ended July 31, 2008, no options were excluded from the calculation of diluted earnings per share, and for the nine months ended July 31, 2008, 169,000 options were excluded.

Nordson Corporation
7.	Recently issued accounting standards . In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This Statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As discussed in Note 18, we adopted the non-deferred portion of FAS 157 as of November 1, 2008. The adoption did not impact our results of operations or financial position.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We must adopt FAS 160 in our fiscal year 2010. The impact of adoption will depend on future transactions, however we currently believe the adoption will not have a material effect on our results of operations or financial position.
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
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods, which had been required to be disclosed annually in the past. We adopted FSP FAS 107-1 in the third quarter of fiscal 2009. See Note 19 for the expanded disclosures presented in accordance with the requirements of FSP FAS 107-1.
In May 2009, the FASB issued Statement of Accounting Standards No. 165 “Subsequent Events,” (FAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. As discussed in Note 23, we adopted FAS 165 in the third quarter of fiscal year 2009.
8.	Income taxes . On November 1, 2007 we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109.
At July 31, 2009 we had $4.0 million in unrecognized tax benefits, of which $3.9 million would impact the effective tax rate, if recognized. Accrued interest expense related to unrecognized tax benefits at July 31, 2009 was $0.5 million. During the three months ended July 31, 2009, our unrecognized tax benefits decreased $1.3 million, primarily due to settlement with tax authorities. During the three months ended April 30, 2009, our unrecognized tax benefits decreased by $2.5 million primarily due to remeasuring positions related to prior tax years. The effective tax rates for the three and nine-month periods ended July 31, 2009 were 32.7% and 30.3%, respectively.
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

Nordson Corporation
9.	Inventories . At July 31, 2009 and October 31, 2008, inventories consisted of the following:

	July 31, 2009	October 31, 2008
(In thousands)
Finished goods	$66,318	$69,731
Work-in-process	14,846	13,853
Raw materials and finished parts	50,201	55,311

	131,365	138,895
Obsolescence and valuation reserves	(16,673)	(13,133)
LIFO reserve	(7,934)	(7,728)

	$106,758	$118,034

10.	Goodwill and other intangible assets . Changes in the carrying amount of goodwill for the nine months ended July 31, 2009 by operating segment are as follows:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Total
(In thousands)
Balance at October 31, 2008	$32,886	$535,502	$3,545	$571,933
Adjustments	8	—	—	8
Currency effect	757	1,282	57	2,096

Balance at July 31, 2009	$33,651	$536,784	$3,602	$574,037

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2009
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$21,191	$4,793	$16,398
Customer relationships	25,451	5,136	20,315
Non-compete agreements	5,896	3,992	1,904
Core/developed technology	2,788	1,830	958
Other	1,095	1,074	21

Total	$56,421	$16,825	$39,596

	October 31, 2008
		Accumulated
	Carrying Amount	Amortization	Net Book Value
(In thousands)
Patent costs	$20,882	$3,628	$17,254
Customer relationships	24,166	3,330	20,836
Non-compete agreements	5,766	3,318	2,448
Core/developed technology	2,788	1,654	1,134
Other	1,117	1,063	54

Total	$54,719	$12,993	$41,726

At July 31, 2009 and October 31, 2008, $12.5 million and $12.1 million, respectively, of trademark and trade name intangible assets were not subject to amortization.
Amortization expense for the three months ended July 3l, 2009 and 2008 was $1.3 million and $1.5 million, respectively. Amortization expense for the nine months ended July 31, 2009 and 2008 was $3.8 million and $4.4 million, respectively.

Nordson Corporation
11.	Comprehensive income . Comprehensive income for the three months ended July 31, 2009 and July 31, 2008 is as follows:

	Three Months Ended
	July 31, 2009	July 31, 2008
(In thousands)
Net income	$23,979	$32,370
Foreign currency translation adjustments	27,165	(980)
Amortization of prior service cost and net actuarial losses, net of tax of $125 in 2009 and $307 in 2008	166	474

Comprehensive income	$51,310	$31,864

Comprehensive income for the nine months ended July 31, 2009 and July 31, 2008 is as follows:

	Nine Months Ended
	July 31, 2009	July 31, 2008
(In thousands)
Net income	$48,978	$86,758
Foreign currency translation adjustments	29,889	14,693
Remeasurement of supplemental pension liability, net of tax of $(2,074)	(3,457)	—
Settlement loss, net of tax of $611	1,018	—
Amortization of prior service cost and net actuarial losses, net of tax of $350 in 2009 and $921 in 2008	457	1,419

Comprehensive income	$76,885	$102,870

Accumulated other comprehensive loss at July 31, 2009 consisted of pension and postretirement benefit plan adjustments of $43.4 million offset by $30.5 million of net foreign currency translation adjustment credits. Accumulated other comprehensive income at July 31, 2008 consisted of net foreign currency translation adjustment credits of $57.0 million offset by $32.6 million of pension and postretirement benefit plan adjustments.
Changes in accumulated other comprehensive income (loss) for the nine months ended July 31, 2009 and 2008 are as follows:

	July 31, 2009	July 31, 2008
(In thousands)
Beginning balance	$(40,795)	$8,200
Current-period change	27,907	16,112

Ending balance	$(12,888)	$24,312

Nordson Corporation
12.	Shareholders Equity . In October 2006, the Board of Directors authorized the repurchase until October 2009 of up to 1,000,000 shares of Nordson Corporation common shares on the open market or in privately negotiated transactions. During the nine months ended July 31, 2009 and July 31, 2008, we repurchased 197,000 shares at an average price of $34.62 per share and 248,000 shares at an average price of $49.84 per share, respectively. As a result of the repurchases during the nine months ended July 31, 2009, no more shares are available to be repurchased under the October 2006 program. On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. No shares have been repurchased under this program.

13.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year.
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
We recognized compensation expense related to stock options of $0.8 million in the three months ended July 31, 2009, the same amount as the comparable period of the prior year. The amount for the nine months ended July 31, 2009 was $2.3 million, the same amount as the comparable period of the prior year.
The following table summarizes activity related to stock options for the nine months ended July 31, 2009:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2008	1,645	$36.75
Granted	392	$28.74
Exercised	(20)	$26.33
Forfeited or expired	(130)	$37.64

Outstanding at July 31, 2009	1,887	$35.14	$21,002	6.0 years

Vested at July 31, 2009 or expected to vest	1,838	$35.09	$20,507	5.9 years

Exercisable at July 31, 2009	1,175	$33.10	$14,713	4.5 years

At July 31, 2009, there was $6.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2009	July 31, 2008

Expected volatility	.404-.408	.261-.336
Expected dividend yield	1.36%	1.41-1.46%
Risk-free interest rate	1.58-1.76%	2.89-3.62%
Expected life of the option (in years)	5.4-6.2	5.3-6.1
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
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2009 and 2008 was $10.62 and $14.10, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2009 and 2008 was $0.1 million and $23.2 million, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2009 and 2008 was $0.1 million and $29.9 million, respectively.
Cash received from the exercise of stock options was $.5 million for the nine months ended July 31, 2009 and $15.6 million for the nine months ended July 31, 2008. The tax benefit realized from tax deductions from exercises was $30,000 for the nine months ended July 31, 2009 and $9.1 million for the nine months ended July 31, 2008.
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

Nordson Corporation
The following table summarizes activity related to nonvested shares during the nine months ended July 31, 2009:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2008	52	$42.79
Granted	13	$29.47
Vested	(32)	$39.96
Forfeited	(1)	$52.91

Nonvested shares at July 31, 2009	32	$39.84

As of July 31, 2009, there was $0.4 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.2 years. The amount charged to expense related to nonvested stock was $0.1 million in the three months ended July 31, 2009 and $0.3 million in the three months ended July 31, 2008. For the nine months ended July 31, 2009 and July 31, 2008, the amounts were $0.4 million and $0.7 million, respectively.
Directors Deferred Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.
The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2009:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2008	118	$28.46
Deferrals	4	$36.17
Restricted stock units vested	6	$48.77
Dividend equivalents	3	$31.37
Distributions	(6)	$18.74

Outstanding at July 31, 2009	125	$30.17

The amount charged to expense related to this plan was $0.1 million for the three months ended July 31, 2009, the same amount as the comparable period of the prior year. For the nine months ended July 31, 2009 the amount was $0.2 million, the same amount as the comparable period of the prior year.

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
For the 2007-2009, 2008-2010 and the 2009-2011 performance periods, awards will be settled in common shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009. This value was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. There was no income statement effect related to the LTIP for these performance periods in the three months ended July 31, 2009. For the nine months ended July 31, 2009, $5.0 million was credited to expense. The amount charged to expense related to the LTIP for these performance periods was $0.7 million and $3.6 million in the three and nine-month periods ended July 31, 2008. There was no cumulative amount recorded in shareholders’ equity at July 31, 2009.
14.	Warranty Accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. Most of our product warranties are customer specific. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2009 and 2008:

	July 31, 2009	July 31, 2008
(In thousands)
Beginning balance	$5,336	$5,857
Accruals for warranties	2,497	4,361
Warranty payments	(3,669)	(4,414)
Currency effect	284	257

Ending balance	$4,448	$6,061

Nordson Corporation
15.	Severance and restructuring costs . In September 2008, we initiated a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe. In response to the continued economic slowdown, additional cost reduction actions were taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $23 million of which $5.6 million occurred in fiscal year 2008, $8.1 million occurred in the first quarter of fiscal year 2009, $5.1 million occurred in the second quarter of fiscal year 2009 and $1.0 million occurred in the third quarter of fiscal 2009. The remainder of the expense will occur in the last quarter of fiscal year 2009 and in fiscal year 2010. Severance costs are being recorded in the Corporate segment.
The following table summarizes activity in the severance and restructuring accruals during the nine months ended July 31, 2009:

(In thousands)
Accrual balance at October 31, 2008	$4,483
Amounts accrued	14,095
Payments	(17,564)
Currency effect	66

Accrual balance at July 31, 2009	$1,080

16.	Operating segments . We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating and Automotive Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the cost reduction program that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2008.
We serve many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging and semiconductor industries. Our products are sold primarily through a direct, geographically dispersed sales force.

Nordson Corporation
The following table presents sales and operating profits of our reportable segments:

			Industrial
	Adhesive	Advanced	Coating and
	Dispensing	Technology	Automotive
	Systems	Systems	Systems	Corporate		Total
(In thousands)
Three months ended July 31, 2009
Net external sales	$112,538	$69,058	$24,677	$—		$206,273
Operating profit (loss)	32,255	12,455	(1,373)	(6,159	)a	37,178

Three months ended July 31, 2008
Net external sales	$152,851	$94,555	$40,956	$—		$288,362
Operating profit (loss)	40,490	16,296	521	(6,010)		51,297

Nine months ended July 31, 2009
Net external sales	$328,184	$175,572	$77,965	$—		$581,721
Operating profit (loss)	89,034	13,238	(5,437)	(28,003	)a	68,832

Nine months ended July 31, 2008
Net external sales	$429,167	$272,222	$125,778	$—		$827,167
Operating profit (loss)	107,309	45,521	5,891	(16,802)		141,919

a -	Includes $977 of severance and restructuring costs in the three months ended July 31, 2009 and $14,095 in the nine months ended July 31, 2009.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2009	July 31, 2008
(In thousands)
Total profit for reportable segments	$37,178	$51,297
Interest expense	(1,732)	(3,501)
Interest and investment income	93	276
Other-net	77	2,617

Income before income taxes	$35,616	$50,689

Nine months ended	July 31, 2009	July 31, 2008
(In thousands)
Total profit for reportable segments	$68,832	$141,919
Interest expense	(6,176)	(13,344)
Interest and investment income	367	976
Other-net	7,277	4,838

Income before income taxes	$70,300	$134,389

We had significant sales in the following geographic regions:

Three months ended	July 31, 2009	July 31, 2008
(In thousands)
United States	$58,524	$76,717
Americas	14,456	20,794
Europe	73,060	118,471
Japan	19,127	23,745
Asia Pacific	41,106	48,635

Total net external sales	$206,273	$288,362

Nine months ended	July 31, 2009	July 31, 2008
(In thousands)
United States	$169,924	$233,912
Americas	39,041	54,603
Europe	214,709	322,966
Japan	58,644	73,118
Asia Pacific	99,403	142,568

Total net external sales	$581,721	$827,167

Nordson Corporation
17.	Pension and other postretirement plans. The components of net periodic pension cost for the three and nine-month periods ended July 31, 2009 and 2008 were:

	U.S.		International
Three months ended	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
(In thousands)
Service cost	$1,038	$1,285	$337	$548
Interest cost	2,830	2,523	669	746
Expected return on plan assets	(2,964)	(2,772)	(308)	(375)
Amortization of prior service cost	137	145	12	14
Recognized net actuarial loss	166	483	(5)	59

Total benefit cost	$1,207	$1,664	$705	$992

	U.S.		International
Nine months ended	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
(In thousands)
Service cost	$3,198	$3,962	$985	$1,626
Interest cost	8,685	7,712	1,906	2,220
Expected return on plan assets	(8,891)	(8,318)	(864)	(1,127)
Amortization of prior service cost	438	469	36	42
Recognized net actuarial loss	553	1,481	(13)	176
Settlement loss	1,629	—	—	—

Total benefit cost	$5,612	$5,306	$2,050	$2,937

During the nine months ended July 31, 2009, net periodic pension cost included a settlement loss of $1.6 million due to lump sum retirement payments.
Contributions to pension plans for fiscal year 2009 are expected to be $9.1 million, compared to the estimate of $4.2 million that was disclosed in our Form 10-K for fiscal year 2008. The increase is due to contributions necessary to fund lump sum payments to be made from an unfunded, non-qualified supplemental executive defined benefit plan.

Nordson Corporation
The components of other postretirement benefit cost for the three and nine-month periods ended July 31, 2009 and 2008 were:

	U.S.		International
Three months ended	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
(In thousands)
Service cost	$159	$150	$6	$11
Interest cost	716	498	9	11
Amortization of prior service credit	(208)	(207)	—	—
Recognized net actuarial loss	127	113	(2)	1

Total benefit cost	$794	$554	$13	$23

	U.S.		International
Nine months ended	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
(In thousands)
Service cost	$477	$703	$17	$35
Interest cost	2,149	1,743	25	33
Amortization of prior service credit	(623)	(622)	—	—
Recognized net actuarial loss	381	620	(7)	2

Total benefit cost	$2,384	$2,444	$35	$70

18.	Fair value measurements . In the first quarter of fiscal year 2009, we adopted FAS 157, “Fair Value Measurements” with respect to financial instruments. The adoption of FAS 157 had no effect on our results of operations or financial position. We have deferred the adoption of FAS 157 with respect to non-financial assets and liabilities in accordance with the provisions of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at July 31, 2009:

	Total	Level 1	Level 2	Level 3
(In thousands)
Assets:
Rabbi trust (a)	$12,558	$—	$12,558	$—
Forward exchange contracts (b)	5,852	—	5,852	—

Total assets at fair value	$18,410	$—	$18,410	$—

Liabilities:
Deferred compensation plans (c)	$19,705	$19,705	$—	$—
Forward exchange contracts (b)	90	—	90	—

Total liabilities at fair value	$19,795	$19,705	$90	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
We had no financial assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2009.
19.	Financial Instruments . Effective February 1, 2009, we adopted FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). The statement amends and expands the disclosure requirements of FASB Statement No 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 161 requires enhanced disclosures about derivative instruments and hedging activities by providing additional information about objectives for using derivative instruments, as well as how derivative instruments and related hedged items affect financial position and results of operations.
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under FAS 133. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. We do not use financial instruments for trading or speculative purposes.

Nordson Corporation
We had the following outstanding foreign currency forward contracts at July 31, 2009:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
(In thousands)	Amounts	Value	Amounts	Value

Euro	$4,210	$4,276	$158,796	$163,166
British pound	—	—	11,345	11,797
Japanese yen	5,319	5,284	17,507	17,597
Others	1,128	1,153	19,236	20,141

Total	$10,657	$10,713	$206,884	$212,701

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at July 31, 2009. These contracts were not designated as hedging instruments under FAS 133.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value
(In thousands)
Receivables	$5,852	Accrued liabilities	$90
For the three months ended July 31, 2009, we recognized a gain of $7.0 million on foreign exchange contracts not designated as hedging instruments under FAS 133. This gain is included on “Other — net” in the Consolidated Statement of Income.
The carrying amounts and fair values of financial instruments at July 31, 2009, other than receivables and accounts payable, are as follows:

	Carrying Amount	Fair Value

Cash and cash equivalents	$20,522	$20,522
Notes payable	(2,100)	(2,100)
Long-term debt	(201,550)	(202,178)
Foreign exchange contracts (net)	5,762	5,762
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are estimated using quoted exchange rates.
20.	Real estate sale. During the nine months ended July 31, 2009 we sold our Westlake, Ohio corporate headquarters (building and a portion of the real property surrounding the building) for $8.9 million. A gain of $5.0 million was recognized on the transaction and is included in “Other — net” in the Consolidated Statement of Income.

Nordson Corporation
21.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.
Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (“PRP”) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.
The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3.0 million. At October 31, 2007, $1.9 million was recorded in other current liabilities, with the remaining amount of $1.1 million classified as long-term. During fiscal year 2008, $1.9 million was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At July 31, 2009, the remaining obligation for OM&M consisted of $0.9 million in other long-term liabilities.
During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1.9 million for costs related to this remediation project. Of this amount, $1.2 million was recorded in the nine months ended July 31, 2008. The reimbursements were recorded as offsets to selling and administrative expenses.
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
22.	Guarantees. In fiscal year 2004, we issued a guarantee to a U.S. bank related to a five-year trade financing agreement for a sale to a customer in Turkey. The loan is secured by collateral with a current value well in excess of the amount due. The guarantee would be triggered upon a payment default by the customer to the bank. The amount of the guarantee at July 31, 2009, was Euro 0.4 million (approximately $0.6 million) and is declining ratably as the customer makes semiannual principal payments. An amount of $0.3 million is recorded in accrued liabilities related to this guarantee.
We have issued bank guarantees in the amount of Euro 0.3 million (approximately $0.4 million) to certain European customers as formal support for standard warranties. We believe our existing warranty accrual is sufficient to cover any amounts that would be paid under these guarantees.

Nordson Corporation
23.	Subsequent events. Effective this quarter, we adopted FAS 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after July 31, 2009 through September 8, 2009, the date we issued these financial statements. During this period we did not have any material recognizable or non-recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales
Worldwide sales for the three months ended July 31, 2009 were $206.3 million, a 28.5% decrease from sales of $288.4 million for the comparable period of 2008. Of the decrease, 24.0% related to volume, and 4.5% resulted from the unfavorable effects of currency translations. Sales for the current year, particularly large, engineered systems, were negatively impacted by the global economic slowdown.
Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2009 were $112.5 million, a decrease of $40.3 million, or 26.4% from the comparable period of fiscal 2008. Sales volume decreased 21.0%, and unfavorable currency translation effects reduced sales by 5.4%. The sales decrease was largely attributable to large-dollar system product lines, with sales to consumer non-durable end markets, such as packaging and nonwovens, remaining more stable. Within the segment, volume decreases occurred in all geographic regions.
Advanced Technology Systems segment sales for the three months ended July 31, 2009 were $69.1 million compared to $94.6 million in the comparable period of fiscal 2008, a 27.0% decrease. Volume decreased 23.3%, and currency translation effects reduced sales by 3.7%. Within the segment, volume decreases occurred in all geographic regions and were due to reduced demand in semiconductor and consumer electronics end markets.
Sales of the Industrial Coating and Automotive Systems segment for the three months ended July 31, 2009 were $24.7 million, a decrease of $16.3 million, or 39.7% from the three months ended July 31, 2008. Volume declined 36.5% and currency translation effects reduced sales by 3.2%. The lack of capital spending in consumer durable end markets impacted sales within this segment. Volume decreases occurred in all geographic regions.
On a geographic basis, sales volume for the three months ended July 31, 2009 was down in all geographic regions in which we operate. Volume decreased 29.2% in Europe, 24.8% in Japan, 23.7% in the United States 22.3% in the Americas and 11.5% in the Asia Pacific region. Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.

Nordson Corporation
Worldwide sales for the nine months ended July 31, 2009 were $581.7 million, a 29.7% decrease from sales of $827.2 million for the comparable period of 2008. Of the decrease, 24.2% related to volume, and 5.5% resulted from the unfavorable effects of currency translations. Sales for the current year, particularly large, engineered systems, were negatively impacted by the global economic slowdown.
Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2009 were $328.2 million, a decrease of $101.0 million, or 23.5% from the comparable period of fiscal 2008. Sales volume decreased 17.1%, and unfavorable currency translation effects reduced sales by 6.4%. The sales decrease was largely attributable to large-dollar system product lines, with sales to consumer non-durable end markets, such as packaging and nonwovens, remaining more stable. Within the segment, volume decreases occurred in all geographic regions.
Advanced Technology Systems segment sales for the nine months ended July 31, 2009 were $175.6 million compared to $272.2 million in the comparable period of fiscal 2008, a 35.5% decrease. Volume decreased 30.4%, and currency translation effects reduced sales by 5.1%. Within the segment, volume decreases occurred in all geographic regions and were due to reduced demand in semiconductor and consumer electronics end markets.
Sales of the Industrial Coating and Automotive Systems segment for the nine months ended July 31, 2009 were $78.0 million, a decrease of $47.8 million, or 38.0% from the nine months ended July 31, 2008. Volume declined 34.6% and currency translation effects reduced sales by 3.4%. The lack of capital spending in consumer durable end markets impacted sales within this segment. Within the segment, volume decreases occurred in all geographic regions.
On a geographic basis, sales volume for the nine months ended July 31, 2009 was down in all geographic regions in which we operate. Volume decreased 27.4% in the United States, 25.4% in Asia Pacific, 25.1% in Japan, 22.1% in Europe and 18.2% in the Americas. Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.
Operating Profit
Cost of sales for the three months ended July 31, 2009 was $84.5 million, down from $125.9 million in 2008. Cost of sales for the nine months ended July 31, 2009 was $249.9 million, down from $359.0 million in 2008. The decreases were primarily due to the decline in sales. The gross margin percentage was 59.0% for the three months ended July 31, 2009, as compared to 56.3% for the comparable period of fiscal year 2008. The gross margin percentage was 57.0% for the nine months ended July 31, 2009, as compared to 56.6% for the comparable period of fiscal year 2008. The increases were primarily due to a higher mix of consumables and aftermarket part sales compared to engineered systems sales. The gross margin for the three months ended July 31, 2009 was also impacted by a reduction of overhead costs related to initiatives to reduce spending in response to the economic slowdown. Unfavorable currency effects decreased the fiscal year 2009 gross margin rates by 0.9% for both the three and nine-month periods ended July 31, 2009 from the comparable periods of fiscal 2008.
Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2009 were $83.6 million, compared to $110.9 million for the comparable period of fiscal year 2008. This represented a decrease of $27.3 million, or 24.6%. Selling and administrative expenses, excluding severance and restructuring costs, for the nine months ended July 31 30, 2009 were $248.9 million, compared to $326.0 million for the comparable period of fiscal year 2008. This represented a decrease of $77.0 million, or 23.6%. The decreases were largely due to reduced compensation expenses associated with lower employment levels, furloughs, and lower incentive compensation, and tightened control over discretionary spending. In addition, currency translation effects decreased selling and administrative costs by 4.7% for the three-month period and 5.7% for the nine-month period.

Nordson Corporation
Selling and administrative expenses for the three months ended July 31, 2009 as a percent of sales increased to 40.5% from 38.5% for the comparable period of fiscal year 2008. For the nine months ended July 31, 2009, these expenses as a percent of sales increased to 42.8% from 39.4% for the comparable period of fiscal year 2008. The increases were primarily the result of lower sales in the current year.
In September 2008, we initiated a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe. In response to the continued economic slowdown, additional cost reduction actions were taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $23 million of which $5.6 million occurred in fiscal year 2008, $8.1 million occurred in the three months ended January 31, 2009, $5.1 million occurred in the three months ended April 30, 2009 and $1.0 million occurred in the three months ended July 31, 2009. The remainder will occur in the last quarter of fiscal year 2009 and in fiscal year 2010. The severance costs are being recorded in the Corporate segment.
Operating profit as a percentage of sales was 18.0% for the three months ended July 31, 2009, up from 17.8% for the comparable period in fiscal year 2008. The increase was primarily due to a higher gross margin percentage in the current year. Operating profit as a percentage of sales was 11.8% for the nine months ended July 31, 2009, down from 17.2% for the comparable period in fiscal year 2008. The decrease was primarily due to higher severance and restructuring expenses and to operating costs decreasing at a slower rate than sales declined.
Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 28.7% for the three months ended July 31, 2009 from 25.4% in 2008 and to 27.1% for the nine months ended July 31, 2009 from 25.0% for the comparable period of 2008. The increases were primarily due to an increase in the gross margin percentage resulting from a higher mix of consumables and aftermarket part sales compared to engineered systems sales.
For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2009 was 18.0% compared to 17.2% in the comparable period of the prior year. The increase can be traced to a higher gross margin percentage that was the result of higher mix of consumables and aftermarket parts sales as compared to system sales and a reduction of overhead costs. For the nine months ended July 31, 2009 operating profit as a percent of sales was 7.5%, down from 16.7% last year. The decrease was primarily due to sales volume decreasing at a higher rate than operating costs.
The Industrial Coating and Automotive Systems segment reported an operating loss of 5.6% of sales in the three months ended July 31, 2009, compared to an operating profit of 1.3% in the same period of fiscal year 2008. For the nine months ended July 31, 2009, the operating loss was 7.0% of sales, compared to an operating profit of 4.7% in the same period of fiscal year 2008. The changes were primarily due to sales volume decreasing at a higher rate than operating costs.
Interest and Other Income (Expense)
Interest expense for the three months ended July 31, 2009 was $1.7 million, down 50.5% from $3.5 million for the three months ended July 31, 2008. Interest expense for the nine months ended July 31, 2009 was $6.2 million, down 53.7% from $13.3 million for the nine months ended July 31, 2008. The decreases were due to lower borrowings and reduced interest rates.
Other income was $0.1 million for the three months ended July 31, 2009, and $2.6 million in the comparable period of the prior year. Included in those amounts were foreign exchange gains of $0.2 million in 2009 and $1.2 million in 2008. Also, included were net losses of $0.3 million related to changes in the values of a rabbi trust asset and deferred compensation liabilities in the three months ended July 31, 2009 compared to net gains of $0.5 million in the three months ended July 31, 2008. Other income for the nine months ended July 31, 2009 was $7.3 million, compared to $4.8 million for the nine months ended July 31, 2008. The current year amount included a $5.0 million gain on the sale of real estate. Also included in other income were foreign exchange gains of $1.5 million in fiscal year 2009 and $2.2 million in fiscal year 2008.

Nordson Corporation
Income Taxes
Our effective tax rate was 32.7% for the three months ending July 31, 2009, compared to 36.1% for the same period of fiscal year 2008. The effective tax rate for the nine months ending July 31, 2009 was 30.3%, compared to 35.4% for the nine months ended July 31, 2008.
The rate for the three months ended July 31, 2009 was impacted by a favorable adjustment related to a prior year. The rate for the three months ended July 31, 2008 was impacted by the expiration of a research credit and an adjustment related to the prior year.
The tax rate for the nine months ended July 31, 2009 was impacted by adjustments to unrecognized tax benefits related to remeasurment of positions related to a prior year that reduced income taxes by $2.8 million and a favorable adjustment related to a prior year of $0.5 million. The rate for the nine months ended July 31, 2008 was impacted by the expiration of a research credit and an adjustment related to the prior year, which was partially offset by discrete items related to adjustments of a tax accrual related to a prior year that reduced income taxes by $0.1 million.
Net Income
Net income for the three months ended July 31, 2009 was $24.0 million, or $0.71 per share on a diluted basis, compared to $32.4 million, or $0.93 per share on a diluted basis in the same period of 2008. This represents a 25.9% decrease in net income and a 23.9% decrease in earnings per share. For the nine months ended July 31, 2009, net income was $49.0 million, or $1.46 per share on a diluted basis, compared to $86.8 million, or $2.53 per share for the nine months ended July 31, 2008. This represents a 43.5% decrease in net income and a 42.3% decrease in earnings per share.
Foreign Currency Effects
In the aggregate, average exchange rates for fiscal year 2009 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during fiscal year 2008. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2009 were translated at exchange rates in effect during the same period of 2008, sales would have been approximately $13.1 million higher while third-party costs and expenses would have been approximately $8.8 million higher. If transactions for the nine months ended July 31, 2009 were translated at exchange rates in effect during the same period of 2008, sales would have been approximately $45.6 million higher and third party costs would have been approximately $32.4 million higher.

Nordson Corporation
Financial Condition
During the nine months ended July 31, 2009, cash and cash equivalents increased $8.8 million. Cash provided by operations during this period was $119.3 million, up from $86.6 million for the nine months ended July 31, 2008. Cash of $70.5 million was generated from net income adjusted for non-cash income and expenses, and changes in operating assets and liabilities generated $48.8 million of cash.
Cash used in investing activities was $1.2 million for the nine months ended July 31, 2009, compared to $19.2 million in the comparable period of the prior year. The change was primarily the result of a lower level of capital expenditures and higher cash proceeds from the sale of real estate in the current year. In addition, the prior year amount included $3.0 million related to the purchase of a minority interest in a South Korea joint venture.
Cash used in financing activities was $111.0 million for the nine months ended July 31, 2009. Cash was used for net repayments of $81.6 million of short and long-term borrowings, to repurchase $7.0 million of common stock and for dividend payments of $18.4 million.
The following is a summary of other significant changes in balance sheet captions from the end of fiscal year 2008 to July 31, 2009:
Receivables decreased $50.3 million due to lower sales in the third quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Inventories decreased $11.3 million and accounts payable decreased $13.9 million as a result of a lower level of business activity in the third quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Regarding the increase in income taxes payable, the balance at the end of fiscal year 2008 was reduced to record an expected refund that was received during fiscal year 2009. Accrued liabilities decreased $33.2 million primarily due to bonus and profit sharing payments during fiscal year 2009.
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
Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2008. There were no material changes in these policies during the three months ended July 31, 2009.

Nordson Corporation
Outlook
Demand for capital goods is expected to remain weak for the remainder of 2009, although there are positive indicators that the global economy is improving. With a strong balance sheet, solid margins, positive free cash flow and ample sources of credit, we are confident that Nordson remains well positioned to manage through these conditions.
Our liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on indebtedness. Primary sources of liquidity to meet these needs are cash provided by operations and borrowings under our loan agreements. We have various lines of credit with both domestic and foreign banks, including a $400 million unsecured, multicurrency credit facility with a group of banks that expires in fiscal year 2012. This facility may be increased to $500 million under certain conditions. At July 31, 2009, $133.0 million was outstanding under this facility. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires trailing consolidated EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). We were in compliance with all debt covenants at July 31, 2009.
For the fourth quarter of fiscal year 2009, sales are expected to be in the range of $224 million to $235 million, down 21% to 25% compared to the same period a year ago. Diluted earnings per share are expected in the range of $0.75 to $0.87, inclusive of a $0.04 per share charge associated with restructuring activities.
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

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (Chairman of the Board of Directors, President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2009. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2009 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (“WDNR”) in September 2006. In fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. The estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (“OM&M”) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years is $3.0 million. At October 31, 2007, $1.9 million was recorded in other current liabilities, with the remaining amount of $1.1 million classified as long-term. During fiscal year 2008, $1.9 million was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. At July 31, 2009, the remaining obligation for OM&M consisted of $0.9 million in other long-term liabilities.
During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1.9 million for costs related to this remediation project. Of this amount, $1.2 million was recorded in the nine months ended July 31, 2008. The reimbursements were recorded as offsets to selling and administrative expenses.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2006, the Board of Directors authorized the repurchase until October 2009 of up to 1,000,000 shares of Nordson Corporation common shares on the open market or in privately negotiated transactions. Share repurchases under this program were completed in November 2008. On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. There were no share repurchases during the three months ended July 31, 2009.
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

Date: September 8, 2009		Nordson Corporation

	By:	/s/ GREGORY A. THAXTON

Gregory A. Thaxton
Vice President, Chief Financial Officer
(Principal Financial Officer)