Form 10-K
period 2009-10-31
NORDSON CORP
filed 2009-12-18
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of Common Shares no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq) as of April 30, 2009 was approximately $1,117,266,000.

There were 33,678,979 Common Shares outstanding as of November 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2010 Annual Meeting — Part III

i

ii

PART I

NOTE REGARDING AMOUNTS

In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Item 1.	Business

General Description of Business
We are one of the world’s leading manufacturers of equipment used for precision material dispensing, testing and inspection, surface preparation and curing. Our technology-based systems can be found in production facilities around the world. We serve many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences, medical, metal finishing, nonwoven, packaging, semiconductor and solar energy industries.

Our strategy for long-term growth is based on a customer-driven focus and a global mindset. Headquartered in Westlake, Ohio, our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, more than 70 percent of our revenues are generated outside the United States.

We have more than 3,600 employees worldwide. Principal manufacturing facilities are located in the United States in California, Georgia, New Jersey, Ohio and Rhode Island, as well as in China, Germany, India, The Netherlands and the United Kingdom.

Corporate Purpose and Goals
We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies: customers, employees, shareholders and communities.

Our corporate goal for growth is to double our value over a five-year period, with the primary measure of value set by the market for our common shares.

While external factors may impact value, the achievement of this goal will rest with earnings growth, capital and human resource efficiency and positioning for the future.

We do not expect every quarter to produce increased sales, earnings and earnings per share, or to exceed the comparative prior year’s quarter. We do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

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

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units and divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives. In addition, employees participate in Lean and Six Sigma initiatives to continuously improve our processes.

We are an equal opportunity employer.

We are committed to contributing approximately five percent of domestic pretax earnings to human services, education and other charitable activities, particularly in communities where we have major facilities.

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales
In accordance with accounting standards, we have reported information about our three operating segments. This information is contained in Note 16 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Principal Products and Uses
We are one of the world’s leading manufacturers of equipment used for precision dispensing, testing and inspection, surface preparation and curing. Our technology-based systems can be found in production facilities around the world. Equipment ranges from manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

We market our products in the United States and in more than 50 other countries, primarily through a direct sales force and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers.

The following is a summary of the products and markets served by our operating segments:

1.	Adhesive Dispensing Systems

This segment delivers our proprietary precision dispensing technology to diverse markets for applications that commonly reduce material consumption, increase line efficiency and enhance product strength, durability, brand and appearance.

•	Nonwovens — Equipment for applying adhesives, lotions, liquids and fibers to disposable products. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.
•	Packaging — Automated adhesive dispensing systems used in the food and beverage and packaged goods industries. Key strategic markets include food packages and wrappers and drink containers.
•	Paper and Paperboard Converting — Hot melt and cold glue adhesive dispensing systems for the paper and paperboard converting industries. Key strategic markets include bag and sack manufacturing, bookbinding, envelope manufacturing and folding carton manufacturing.
•	Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products. Key strategic markets include appliances, automotive components, building and construction materials, electronics, furniture and solar energy.
•	Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, paper and flexible-packaging industries. Key strategic markets include carpet, labels, tapes and textiles.

2.	Advanced Technology Systems

This segment integrates our proprietary product technologies found in progressive stages of a customer’s production process, such as surface preparation, precisely controlled dispensing of material onto the surface, curing of dispensed material, bond testing and X-ray inspection to ensure quality. This segment primarily serves the specific needs of electronic and related high-tech industries.

•	Surface Preparation — Automated gas plasma treatment systems used to clean and condition surfaces for the semiconductor, medical and printed circuit board industries. Key strategic markets include contact lenses, electronics, medical instruments and devices, printed circuit boards and semiconductors.
•	Dispensing Systems — Controlled manual and automated systems for applying materials in customer processes typically requiring extreme precision and material conservation. These systems include piezoelectric and motionless two-component mixing dispensing systems. Key strategic markets include aerospace, electronics (cell phones, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, Radio Frequency Identification (RFID) tags, CDs and DVDs), general industrial, life sciences (dental and medical devices, including pacemakers and stents), light emitting diodes (LED) and solar energy.
•	Curing and Drying Systems — Ultraviolet equipment used primarily in curing and drying operations for specialty inks, coatings, semiconductor materials and paints. Key strategic markets include electronics, graphic arts, plastic containers, printed-paper and packaging, semiconductor equipment and wood and medium-density fiberboard (MDF).
•	Bond Testing and Inspection Systems — Testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include electronics (digital music players and cell phones), printed circuit board assemblies and semiconductor packages.

3.	Industrial Coating Systems

The name of the Industrial Coating and Automotive Systems segment has been changed to Industrial Coating Systems to more accurately reflect the broad composition of the segment’s customer base. This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials. This segment primarily serves the consumer durables market.

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

Manufacturing and Raw Materials
Our production operations include machining and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations in the United States in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Carlsbad, California; Robbinsville, New Jersey and East Providence, Rhode Island; as well as in Shanghai and Suzhou, China; Luneburg, Germany; Bangalore, India; Maastricht, The Netherlands and in Aylesbury and Slough, United Kingdom.

Principal materials used to make our products are metals and plastics, typically in sheets, bar stock, castings, forgings and tubing. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality and service. All significant raw materials that we use are available through multiple sources.

Senior operating executives supervise an extensive quality control program for our equipment, machinery and systems.

Natural gas and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.

Intellectual Property
We maintain procedures to protect our intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Item 1A Risk Factors.

Seasonal Variation in Business
Generally, the highest volume of sales occurs in our fourth fiscal quarter due in large part to the timing of customers’ capital spending programs. First quarter sales volume is typically the lowest of the year due to customer holiday shutdowns.

Working Capital Practices
No special or unusual practices affect our working capital. However, we generally require advance payments as deposits on customized equipment and systems and, in certain cases, require progress payments during the manufacturing of these products. We have initiated a number of new processes focused on reduction of manufacturing lead times. These initiatives have resulted in lower investment in inventory while maintaining the capability to respond promptly to customer needs.

Customers
We serve a broad customer base, both in terms of industries and geographic regions. In fiscal year 2009, no single customer accounted for five percent or more of sales.

Backlog
Our backlog of open orders decreased to approximately $79,000 at October 31, 2009 from approximately $82,000 at October 31, 2008. The decrease can be traced primarily to the Industrial Coating Systems segment, partially offset by favorable effects of changes in currency rates. All orders in the fiscal 2009 year-end backlog are expected to be shipped to customers in fiscal year 2010.

Government Contracts
Our business neither includes nor depends upon a significant amount of governmental contracts or subcontracts. Therefore, no material part of our business is subject to renegotiation or termination at the option of the government.

Competitive Conditions
Our equipment is sold in competition with a wide variety of alternative bonding, sealing, caulking, finishing, coating, testing and inspection techniques. Any production process that requires surface preparation or modification, application of material to a substrate or surface, curing or testing and inspection is a potential use for our equipment.

Many factors influence our competitive position, including pricing, product quality and service. We enjoy a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to our leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage.

Research and Development
Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $25,528 in fiscal year 2009, compared with approximately $33,566 in fiscal year 2008 and $35,432 in fiscal year 2007.

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state and local environmental protection laws during fiscal year 2009 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees
As of October 31, 2009, we had 3,681 full- and part-time employees, including 112 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on October 31, 2010. No material work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

Available Information
Our proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at http://www.nordson.com/investors/SEC/ as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

Item 1A.	Risk Factors

In an enterprise as diverse as ours, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that, if they actually occurred, could materially and adversely affect our business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. The risks that we highlight below are not the only ones that we face. Additional risks and uncertainties that we do not presently know about or that we currently believe will be immaterial may also affect our business.

The significant risk factors affecting our operations include the following:

Changes in United States or international economic conditions could adversely affect the profitability of any of our operations.
In fiscal year 2009, 29 percent of our revenue was derived from domestic customers while 71 percent was derived from international customers. Our largest markets include appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences, medical, metal finishing, nonwovens, packaging and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

Any significant downturn in the health of the general economy, either globally, regionally or in the markets in which we sell products could have an adverse effect on our revenues and financial performance, resulting in impairment of assets.

Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, the Yen and the British Pound. Any significant change in the value of the currencies of the countries in which we do business against the United States dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

The majority of our consolidated revenues in fiscal year 2009 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

We could be adversely affected by rapid changes in interest rates.
Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2009, we had $157,837 of total debt outstanding, of which approximately 57 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in fiscal year 2009 would have resulted in approximately $1,661 of additional interest expense. A higher level of floating rate debt would increase the exposure discussed above. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

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
Our recent historical growth has depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure, however, that we will be able to successfully identify suitable candidates, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

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

We may also face liability with respect to acquired businesses for violations of environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification from the sellers from which we acquired these businesses. We could also incur significant costs, including, but not limited to, remediation costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities associated with environmental laws.

The inability to continue to develop new products could limit our revenue and profitability.
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
Difficulties in acquiring and maintaining our intellectual property rights could also adversely affect our business and financial position. Our performance may depend in part on our ability to establish, protect and enforce intellectual property rights with respect to our patented technologies and proprietary rights and to defend against any claims of infringement. These activities involve complex and constantly evolving legal, scientific and factual questions and uncertainties. Our ability to compete effectively with other companies depends in part on our ability to maintain and enforce our patents and other proprietary rights, which are essential to our business. These measures afford only limited protection and may not in all cases prevent our competitors from gaining access to our intellectual property and proprietary information.

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
We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In fiscal year 2009, approximately 71 percent of our total sales were to customers outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

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

We may, from time to time, post financial or other information on our Web site, http://www.nordson.com/Investors/. The Internet address is for informational purposes only and is not intended for use as a hyperlink. We are not incorporating any material on our Web site into this Report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes our principal properties as of October 31, 2009.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building	134,000
East Providence, Rhode Island(2)	A manufacturing, warehouse and office building	116,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(2)	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey(2)	A manufacturing, warehouse and office building (leased)	88,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Vista, California(2)	A manufacturing building (leased)	41,000
Westlake, Ohio	Corporate headquarters (leased)	23,000
Luneburg, Germany(1)	A manufacturing and laboratory building	130,000
Shanghai, China(1)(3)	A manufacturing, warehouse and office building (leased)	92,000
Erkrath, Germany(1)(2)(3)	An office, laboratory and warehouse building (leased)	63,000
Bangalore, India(1)(2)(3)	A manufacturing, warehouse and office building	56,000
Shanghai, China(1) (2) (3)	An office and laboratory building	54,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Aylesbury, U.K.(2)	A manufacturing, warehouse and office building (leased)	36,000
Slough, U.K.(2)	A manufacturing, warehouse and office building (leased)	33,000
Mexico City, Mexico(1)(2)(3)	A warehouse and office building (leased)	23,000
Suzhou, China(2)	A manufacturing, warehouse and office building (leased)	22,000
Lagny Sur Marne, France(1)(3)	An office building (leased)	17,000
Segrate, Italy(1)(3)	An office, laboratory and warehouse building (leased)	7,000
Singapore(1)(2)(3)	A warehouse and office building (leased)	6,000

Business Segment — Property Identification Legend

1 — Adhesive Dispensing Systems
2 — Advanced Technology Systems
3 — Industrial Coating Systems

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

In addition, we lease equipment under various operating and capitalized leases. Information about leases is reported in Note 7 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (PRPs) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (WDNR) in September 2006. In the fourth quarter of fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. At that time, the estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (OM&M) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years was $3,008. At October 31, 2007, $1,858 was recorded in other current liabilities, with the remaining amount of $1,150 classified as long-term. During fiscal year 2008, $1,858 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. During fiscal year 2009, an additional payment of $265 was made, leaving a balance for the remaining OM&M obligation of $885. This amount was reported in other long-term liabilities at October 31, 2009.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1,863 for costs related to this remediation project.

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

None.

Executive Officers of the Company

Our executive officers as of October 31, 2009, were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Edward P. Campbell	59	1988	Chairman of the Board of Directors, President and Chief Executive Officer, 2008
			Chairman of the Board of Directors and Chief Executive Officer, 2004
John J. Keane	48	2003	Senior Vice President, 2005
			Vice President, 2003
Douglas C. Bloomfield	50	2005	Vice President, 2005
			Vice President, Automotive and UV, North American Division, 2003
Michael Groos	58	1995	Vice President, 1995
Peter G. Lambert	49	2005	Vice President, 2005
			Vice President, Packaging and Product Assembly, 2003
Gregory P. Merk	38	2006	Vice President, 2006
			General Manager, Latin America South, 2000
Shelly M. Peet	44	2007	Vice President, 2009
			Vice President, Chief Information Officer, 2007
			Director, Corporate Information Services and Chief Information Officer, 2003
Gregory A. Thaxton	48	2007	Vice President, Chief Financial Officer, 2008
			Vice President, Controller, 2007
			Corporate Controller and Chief Accounting Officer, 2006
			Group Controller, 2000
Robert E. Veillette	57	2007	Vice President, General Counsel and Secretary, 2007
			Secretary and Assistant General Counsel, 2002

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
(a) Our common shares are listed on the NASDAQ Global Select Market under the symbol NDSN. As of November 30, 2009, there were 1,891 registered shareholders. The table below is a summary of dividends paid per common share and the range of market prices during each quarter of fiscal years 2009 and 2008.

	Dividend	Common Share Price
Fiscal Quarters	Paid	High	Low

2009:
First	$.1825	$39.95	$24.04
Second	.1825	38.06	20.30
Third	.1825	46.29	34.47
Fourth	.19	59.77	44.99
2008:
First	$.1825	$61.58	$42.30
Second	.1825	59.66	47.16
Third	.1825	78.98	58.35
Fourth	.1825	73.00	31.19

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities

In October 2006, the board of directors authorized the repurchase until October 2009 of up to 1,000 shares of Nordson Corporation common shares on the open market or in privately negotiated transactions. Share repurchases under this program were completed in November 2008.

On December 10, 2008 the board of directors approved a stock repurchase program of up to 1,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. There have been no share repurchases under this program.

Performance Graph
The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2004 in Nordson common shares, the S&P MidCap 400 Index and the S&P MidCap 400 Industrial Machinery.

TOTAL SHAREHOLDER RETURNS
INDEXED RETURNS

	2004	2005	2006	2007	2008	2009
NORDSON CORPORATION	100.00	108.51	135.92	160.17	111.98	163.47
S&P MIDCAP 400	100.00	117.65	133.45	156.16	99.22	117.26
S&P MIDCAP 400 INDUSTRIAL	100.00	98.56	117.82	147.50	84.42	112.96

Item 6.	Selected Financial Data

Five-Year Summary

(In thousands except for per-share amounts)	2009	2008	2007	2006	2005

Operating Data(a)
Sales	$819,165	$1,124,829	$993,649	$892,221	$832,179
Cost of sales	350,239	494,394	439,804	379,800	362,824
% of sales	43	44	44	43	44
Selling and administrative expenses	337,294	434,476	401,294	362,179	337,782
% of sales	41	39	40	41	41
Severance and restructuring costs	16,396	5,621	409	2,627	875
Goodwill and long-lived asset impairments	243,043	—	—	—	—
Operating profit (loss)	(127,807)	190,338	152,142	147,615	130,698
% of sales	(16)	17	15	17	16
Income (loss) from continuing operations	(160,055)	117,504	90,692	97,667	84,510
% of sales	(20)	10	9	11	10
Financial Data(a)
Working capital	$190,249	$180,317	$180,010	$105,979	$66,442
Net property, plant and equipment and other non-current assets	544,003	782,356	801,916	475,586	476,810
Total invested capital(b)	743,867	1,013,618	1,031,330	656,401	615,000
Total assets	890,674	1,166,669	1,211,840	822,890	790,417
Long-term liabilities	364,276	388,561	450,809	151,037	212,340
Shareholders’ equity	369,976	574,112	531,117	430,528	330,912
Return on average invested capital — %(c)	(19)	13	13	18	15
Return on average shareholders’ equity — %(d)	(28)	20	19	26	21
Per-Share Data(a)
Average number of common shares	33,565	33,746	33,547	33,365	35,718
Average number of common shares and common share equivalents	33,565	34,307	34,182	34,180	36,527
Basic earnings (loss) per share from continuing operations	$(4.77)	$3.48	$2.70	$2.93	$2.37
Diluted earnings (loss) per share from continuing operations	(4.77)	3.43	2.65	2.86	2.31
Dividends per common share	0.7375	0.73	0.70	0.67	0.645
Book value per common share	10.99	17.03	15.76	12.89	10.05

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Notes payable, plus current portion of long-term debt, plus current portion of capital lease obligations, plus total long-term liabilities, plus shareholders’ equity.

(c)	Income from continuing operations, plus interest expense on borrowings and other long-term liabilities net of income taxes, as a percentage average invested capital.

(d)	Income from continuing operations as a percentage of shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this annual report, all amounts related to United States dollars and foreign currency and to the number of shares of Nordson Corporation common shares, except for per share earnings and dividend amounts, are expressed in thousands.

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

Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below. On a regular basis, critical accounting policies are reviewed with the Audit Committee of the board of directors.

Revenue Recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in fiscal years 2009, 2008 and 2007 were not material.

Goodwill — Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. The number of reporting units tested for goodwill impairment increased in fiscal year 2009 because we tested one level below one of our three operating segments as a result of the impact of the global economic downturn. For fiscal year 2009, our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment. Based upon the results of our impairment testing, we recognized an impairment charge for a reduction in the carrying value of goodwill in the amount of $232,789, relating to six reporting units as follows: Dage $166,916, Picodostec $7,530, YESTech $26,149, March Plasma Systems $16,449, UV Curing $12,129, and Industrial Coating Systems $3,616.

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a reporting unit’s fair value using a discounted cash flow valuation methodology and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In step one, the assumptions used for discounted cash flow, revenue growth, operating margin, and working capital turnover are based on general management’s strategic plans tempered by performance trends and reasonable expectations about those trends. With respect to revenue growth assumptions in particular, we tempered our outlook for fiscal year 2010 and future years by looking at historical data since the last recession in 2001 and 2002, measuring apparent recovery and rebound growth apart from growth experienced after the recovery, and noting order growth for sequential reporting periods during fiscal year 2009. Terminal value calculations employ a published formula known as the “Gordon Growth Model Method” that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital methodology (WACC) and growth rate. For each reporting unit, sensitivity calculations vary the discount and terminal growth rates in order to provide a range of assurance that our expected assumptions are fair for detecting impairment.

Discount rates were developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. The discount rates used ranged from 11 percent to 19.5 percent depending upon the reporting unit’s size, end market volatility, and projection risk. The calculated internal rate of return for the step one consolidated valuation was 11.9 percent, which is reasonable when compared to a calculated WACC for total Nordson of 11.7 percent.

To test the reasonableness of the discounted cash flow valuations, we performed the control premium test, which compares the sum of the fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was 30 percent as of the test date of July 31, 2009 and 11 percent as of our fiscal year end of October 31, 2009. The control premium declined during our fourth quarter due to an increase in market value of equity. These comparisons indicated that the discounted cash flow valuation was reasonable.

As a result of our step one testing, we determined that the second step of impairment testing was necessary. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. The charge recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment charge is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment charge is prohibited once the measurement of that charge is completed.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, including any unrecognized intangible assets. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. That assignment process is performed only for purposes of testing goodwill for impairment; we cannot write up or write down a recognized asset or liability, nor can we recognize a previously unrecognized intangible asset as a result of that allocation process.

Following our write-down of goodwill, the excess of fair value (FV) over carrying value (CV) was compared to the carrying value for remaining reporting units having no impairment. Based on the results shown in the table below, our conclusion is that no remaining impairment exists. With respect to the EFD reporting unit, a decline in fair value exceeding 11 percent would be required for possible impairment. Potential events or circumstances resulting in a negative effect to the estimated fair value could range from a further downturn in global economies to a much slower recovery than assumed.

		Excess of
	WACC	FV Over CV	Goodwill

Adhesive Dispensing	11%	857%	$33,651
Asymtek	14%	650%	$15,144
EFD	13%	13%	$274,576

At July 31, 2008, we had no indicators of impairment. By October 31, 2008, all major stock markets had suffered sudden and significant declines. For goodwill testing purposes, we modified downward our growth and profitability assumptions for what was believed to be a temporary downturn in the economy. Based on these revised assumptions, the excess of fair value over carrying value exceeded 25 percent for the three operating segments tested (Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems).

The global economic downturn was occurring early in our fiscal year 2009, and we initiated steps to mitigate the loss of revenue on profitability, cash flows, and fair value of reporting units. We implemented actions to reduce workforce and other costs and to optimize cash flows across reporting units. Our revenue outlook required time to estimate fairly. Insight from the volume of customer orders helped us see the bottom, monitor points of inflection, and see an upturn occurring in quarters three and four. Accordingly, our annual goodwill impairment analysis performed in the fourth quarter of fiscal year 2009 had the benefit of additional insight to order trends, growth expectations, and effects of mitigating actions. Our quarterly assessments looked at the market value of equity, confirmed solvency, and projected positive liquidity, profitability, and improving order trends in the second half of the year.

In fiscal year 2009, we tested one level below the operating segment level for Advanced Technology Systems primarily because this segment included three acquisitions made in fiscal year 2007 that were still being integrated into the operating segment during fiscal year 2009. Integration was incomplete and planned synergies were not yet realized for Dage, Picodostec, and YESTech, and we realized that the change in business climate in fiscal year 2009 could reduce the fair value for these recent acquisitions below their carrying amounts. During fiscal year 2009, we recognized that revenue growth assumptions used in the original valuations could not be anticipated in the current economic cycle. In addition, because of concerns of under-performance and the impact of the economic downturn in fiscal year 2009, we took a closer look at two prior acquisitions — March Plasma Systems, which had goodwill resulting from two acquired companies in 1999, and UV Curing, which had goodwill resulting from two acquired companies in 1996 and 1999.

The Industrial Coating Systems operating segment suffered revenue loss in large-dollar engineered systems orders from its primary automotive customers due to bankruptcies and permanent plant closures and from other industrial coating customers who placed fewer orders for large engineered systems during this difficult economic cycle. In addition, this segment has operated with a less flexible, base cost structure, adding more risk to profitability and cash flows during economic downturns.

Other Indefinite-Lived Intangible Assets — Indefinite-lived intangible assets are trademarks and trade names associated with Dage, Picodostec, YESTech and TAH Industries. Indefinite-lived intangible assets are not subject to amortization and need to be tested for impairment annually or more often if indications of impairment exist. Testing is performed at the component level with which the asset is associated. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. After an impairment charge is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment charge is prohibited.

The common valuation technique for trademark and trade names is the “relief from royalty method.” The theory is that these assets relieve the owner from having to pay a hypothetical royalty attributable to an exclusive license for selling products under the trademark or trade name. The value of the hypothetical exclusive license is based upon the present value of a stream of hypothetical royalty payments, using assumptions for revenue growth (the same as for goodwill testing), discount rates (slightly more risk premium than for goodwill testing), royalty rates (based on market data), and tax amortization benefits (based upon statutory guidance).

The conclusion of this testing resulted in impairment charges totaling $8,282 as follows by reporting unit: Dage $5,365, Picodostec $157, YESTech $350, and TAH Industries $2,410.

Other Long-Lived Assets — Our test for recoverability of long-lived depreciable and amortizable assets used undiscounted cash flows, except for one asset group for which an external market source was available (described below). Long-lived assets are grouped at the lowest level for which there are identifiable cash flows. The total carrying value of long-lived assets for each reporting unit has been compared to the forecasted cash flows of each reporting unit’s long-lived assets being tested. Cash flows have been defined as earnings before interest, taxes, depreciation, and amortization less annual maintenance capital spending.

Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) are based on the remaining useful life of the asset. We believe that the relative value of long-lived assets within each reporting unit is a reasonable proxy for the relative importance of the assets in the production of cash flow. To get to a reasonable forecast period, the aggregate net book value of long-lived assets was divided by the current depreciation and amortization value to arrive at a blended remaining useful life. For reporting units tested using this methodology, our calculations show the undiscounted aggregate value of cash flows over the remaining useful life for each reporting unit is greater than the respective carrying value of the lived assets within each reporting unit. We have one asset group within our UV Curing reporting unit for which a value obtained from an external market source was used for evaluating recoverability. As a result, we have recognized a charge of $1,972. No further impairment procedures were necessary for our long-lived asset groups.

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 26 percent of consolidated inventories at October 31, 2009, and 27 percent at October 31, 2008, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Inventory reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $15,740, $13,133 and $12,365 at October 31, 2009, 2008 and 2007, respectively.

Pension Plans and Postretirement Medical Plans — The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 5.50 percent at October 31, 2009 and 8.00 percent at October 31, 2008. The discount rate for these plans, which comprised 78 percent of the worldwide pension obligations at October 31, 2009, was based on quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 4.78 percent at October 31, 2009, compared to 5.87 percent at October 31, 2008. The discount rates used for the international plans were determined by using quality fixed income investments.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets was 8.51 percent for fiscal year 2009 and 8.48 percent for fiscal year 2008. The average expected rate of return on international pension assets decreased to 4.85 percent in fiscal year 2009 from 5.04 percent in fiscal year 2008.

The assumed rate of compensation increases for domestic employees was 3.30 percent for both fiscal years 2009 and 2008. The assumed rate of compensation increases for international employees was 2.86 percent in fiscal year 2009, compared to 3.45 percent in fiscal year 2008.

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

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal year 2009	$(1,114)	$2,414	$(716)	$294
Effect on pension obligation as of October 31, 2009	$(28,806)	$35,401	$(9,273)	$11,920
Expected return on assets:
Effect on total service and interest cost components in fiscal year 2009	$(1,435)	$1,435	$(219)	$226
Effect on pension obligation as of October 31, 2009	—	—	—	—
Compensation increase:
Effect on total service and interest cost components in fiscal year 2009	$1,701	$(1,337)	$263	$(530)
Effect on pension obligation as of October 31, 2009	$13,776	$(11,402)	$4,477	$(4,291)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation decreased from 8.00 percent at October 31, 2008 to 5.50 percent at October 31, 2009. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 8.25 percent in fiscal year 2010, decreasing gradually to 4.50 percent in fiscal year 2015.

For the international postretirement plan, the discount rate used to value the benefit obligation decreased from 7.70 percent at October 31, 2008 to 6.75 percent at October 31, 2009. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 7.50 percent in fiscal year 2010, decreasing gradually to 4.80 percent in fiscal year 2013.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal year 2009	$(376)	$444	$(12)	$11
Effect on postretirement obligation as of October 31, 2009	$(6,286)	$7,801	$(118)	$157
Health care trend rate:
Effect on total service and interest cost components in fiscal year 2009	$447	$(371)	$15	$(7)
Effect on postretirement obligation as of October 31, 2009	$7,297	$(5,978)	$153	$(117)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in fiscal year 2010 are expected to be approximately $8,500 higher than fiscal year 2009, primarily reflecting a change in the discount rate.

Financial Instruments — Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. We enter into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are marked to market each accounting period, and the resulting gains or losses are included in “other — net” within other income (expense) on the Consolidated Statement of Income.

Warranties — We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $3,824, $6,070 and $5,702 in fiscal years 2009, 2008 and 2007, respectively. The reserve balance was $4,587, $5,336 and $5,857 at October 31, 2009, 2008 and 2007, respectively.

Long-Term Incentive Compensation Plan (LTIP) — Under the long-term incentive compensation plan, executive officers and selected other employees receive stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain threshold performance objectives are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the closing price of common shares at the dates of grant. Payouts are recorded as capital in excess of stated value in shareholders’ equity. As performance did not meet the threshold, there will be no payout for the fiscal year 2007-2009 performance period. There was $5,014 credited to expense attributable to all LTIP performance periods for executive officers and selected other employees for fiscal year 2009. There is no cumulative amount recorded in shareholders’ equity at October 31, 2009. For fiscal years 2008 and 2007, the amounts charged to expense were $4,762 and $4,606, respectively.

Fiscal Years 2009 and 2008
Sales — As a result of the global economic slowdown, worldwide sales for fiscal year 2009 were $819,165, a decrease of 27.2 percent from fiscal year 2008 sales of $1,124,829. Sales volume decreased 23.3 percent, and unfavorable currency translation effects caused by the stronger United States dollar decreased sales by an additional 3.9 percent over the prior year.

Sales of the Adhesive Dispensing Systems segment were $460,746 in fiscal year 2009, a decrease of $119,965, or 20.7 percent, from fiscal year 2008. The change is the result of a sales volume decrease of 16.3 percent and unfavorable currency translation effects that reduced sales by an additional 4.4 percent. The sales decrease was largely attributable to large-dollar system product lines, with sales to consumer non-durable end markets, such as packaging and nonwovens, remaining more stable. All product lines within this segment and all geographic regions experienced sales volume decreases from the prior year.

Sales of the Advanced Technology Systems segment were $248,827 in fiscal year 2009, a decrease of $118,539, or 32.3 percent from fiscal year 2008. Sales volume decreased 28.2 percent, and unfavorable currency translation effects decreased sales by 4.1 percent. Within the segment, volume decreases occurred in all product lines and all geographic regions largely due to reduced demand in semiconductor and consumer electronics end markets.

Industrial Coating Systems segment sales in fiscal year 2009 were $109,592, a decrease of $67,160, or 38.0 percent, from the prior year. The decrease is the result of a sales volume decrease of 35.9 percent and unfavorable currency translation effects of 2.1 percent. The sales volume decline was largely due to the lack of capital spending in consumer durable end markets. Within the segment, volume decreases occurred in all product lines and all geographic regions.

It is estimated that the effect of pricing on total revenue was neutral relative to the prior fiscal year.

Sales outside the United States accounted for 71.3 percent of total fiscal year 2009 sales, compared to 71.9 percent in fiscal year 2008. Sales volume in fiscal year 2009 decreased from the prior year in all five geographic regions in which we operate. Sales volume was down 31.6 percent in Japan, 25.4 percent in the United States, 22.9 percent in Europe, 19.3 percent in Asia Pacific and 14.0 percent in the Americas (Canada, Mexico and Central and South America). Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.

Operating profit — Cost of sales in fiscal year 2009 was $350,239, down 29.2 percent from fiscal year 2008, due primarily to the decrease in sales volume. Currency effects reduced cost of sales by 2.8 percent. Gross margins, expressed as a percent of sales, increased to 57.2 percent in fiscal year 2009 from 56.0 percent in fiscal year 2008. The increase was due primarily to a higher mix of consumables and aftermarket part sales compared to engineered systems sales. The gross margin percentage was also impacted by a reduction of overhead costs related to initiatives to reduce spending in response to the economic slowdown.

Selling and administrative expenses, excluding severance and restructuring costs, were $337,294 in fiscal year 2009, a decrease of $97,182, or 22.4 percent, from fiscal year 2008. The decrease was largely due to reduced compensation expenses associated with lower employment levels, furloughs, lower incentive compensation expense, and tightened control over discretionary spending. In addition, currency translation effects decreased selling and administrative costs by 4.2 percent. Selling and administrative expenses as a percentage of sales increased to 41.2 percent in fiscal year 2009 from 38.6 percent in fiscal year 2008 due to the lower level of sales.

In September 2008, a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe was announced. In response to the continuing economic crisis, additional cost reduction actions were taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $23,000, of which $5,561 occurred in fiscal year 2008 and $16,396 occurred in fiscal year 2009. The remainder will occur in fiscal year 2010. Severance costs were recorded in the Corporate segment.

In fiscal year 2009 we recognized goodwill and long-lived asset impairment charges of $243,043. Of this amount, $232,789 related to goodwill, $8,282 related to indefinite lived trade name assets and $1,972 related to other long-lived assets. Additional information regarding these charges is described in the Critical Accounting Policies and Estimates section.

Operating margin was negative 15.6 percent in fiscal year 2009 compared to operating profit of 16.9 percent in fiscal year 2008. Goodwill and long-lived impairment charges accounted for 29.7 percent of the 32.5 percent change. The remainder of the decrease was due primarily to the reduction in sales volume.

Segment operating profit margins in fiscal years 2009 and 2008 were as follows:

Segment	2009	2008

Adhesive Dispensing Systems	27.7%	25.0%
Advanced Technology Systems	(86.2)%	16.8%
Industrial Coating Systems	(6.7)%	6.2%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating profit margins. Operating margins for each segment were unfavorably impacted by a stronger dollar during the year as compared to the prior year.

Operating margin for the Adhesive Dispensing Systems segment was 27.7 percent, up from 25.0 percent in fiscal year 2008. The increase was due primarily to a higher gross margin percentage resulting from a mix of more consumables and aftermarket part sales compared to engineered systems sales in fiscal year 2009.

Operating margin for the Advanced Technology Systems segment was negative 86.2 percent in fiscal year 2009 as compared to an operating profit margin of 16.8 percent in fiscal year 2008. The change is due primarily to goodwill and long-lived asset impairment and charges of $239,427. Excluding these impairment charges, operating margin was 10.1 percent in fiscal year 2009. The decrease from the prior year was due primarily to sales volume decreasing at a higher rate than both cost of sales and selling and administrative expenses.

Operating margin for the Industrial Coating Systems segment was negative 6.7 percent in fiscal year 2009 as compared to an operating profit margin of 6.2 percent in fiscal year 2008. The current year includes a goodwill impairment charge of $3,616. Excluding this charge, operating margin was negative 3.4 percent. The change from fiscal year 2008 was due primarily to sales volume decreasing at a higher rate than selling and administrative expenses.

Interest and other income (expense)  — Interest expense in fiscal year 2009 was $7,771, a decrease of $8,943, or 53.5 percent from fiscal year 2008 due to lower borrowing levels and lower interest rates. Other income was $7,895 in fiscal year 2009, compared to $4,914 in fiscal year 2008. Included in other income (expense) were currency gains of $1,571 in fiscal year 2009 and $2,153 in fiscal year 2008. Fiscal year 2009 also includes a $5,011 gain on the sale of real estate in Westlake, Ohio.

Income taxes — Income tax expense was $32,864 in fiscal year 2009. Most of the goodwill and long-lived asset impairment charges in fiscal year 2009 were non-deductible for income tax purposes. Income tax expense for fiscal year 2008 was $62,284.

Net income (loss) — Net loss was $160,055, or $4.77 per diluted share in fiscal year 2009. This compares to net income of $117,504, or $3.43 per diluted share in fiscal year 2008.

Recently issued accounting standards — In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on our consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permits a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As discussed in Note 18, we adopted the non-deferred portion of the standard as of November 1, 2008. The adoption did not impact our results of operations or financial position. We will adopt the deferred portion of this standard effective November 1, 2009.

In February 2007 the FASB issued a standard for reporting the fair value of financial assets and financial liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We did not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. As such, the adoption of this standard on November 1, 2008 did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued a standard that provides greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. We must adopt this standard for all business combinations subsequent to November 1, 2009. The impact of adoption will depend on the nature and significance of any future acquisitions.

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We must adopt this pronouncement in our fiscal year 2010. The impact of adoption will depend on future transactions, however we currently believe the adoption will not have a material effect on our results of operations or financial position.

In March 2008, the FASB issued a standard that is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The standard applies to all derivative instruments as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this standard must provide more robust qualitative disclosures and expanded quantitative disclosures. As discussed in Note 10, we adopted this standard in the second quarter of fiscal year 2009.

In December 2008, the FASB issued a standard that enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. We must adopt this standard in our fiscal year 2010; we are currently evaluating its disclosure implications.

In May 2009, the FASB issued a standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. As discussed in Note 21, we adopted this standard in the third quarter of fiscal year 2009.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. We must adopt this standard in fiscal year 2011 and have not yet determined the impact of adoption on our results of operations or financial position.

Fiscal Years 2008 and 2007
Sales — Worldwide sales for fiscal year 2008 were $1,124,829, an increase of 13.2 percent from fiscal year 2007 sales of $993,649. Organic sales volume increased 5.1 percent, while the first year effect of acquisitions accounted for 3.8 percentage points of the growth. Favorable currency translation effects caused by the weaker United States dollar increased sales by an additional 4.3 percent over the prior year.

Sales of the Adhesive Dispensing Systems segment were $580,711 in fiscal year 2008, an increase of $71,143, or 14.0 percent, from fiscal year 2007. The increase was split evenly between sales volume and favorable currency translation effects. All product lines within this segment and all geographic regions experienced sales volume increases over the prior year.

Sales of the Advanced Technology Systems segment were $367,366 in fiscal year 2008, an increase of $66,647, or 22.2 percent from fiscal year 2007. The first year effect of acquisitions generated a volume increase of 12.4 percent, while organic sales volume increased 9.7 percent. Favorable currency translation effects contributed 0.1 percent to sales growth within this segment. The volume increase can be traced primarily to the Asia Pacific region, the United States and Europe, as demand improved for our products in certain semiconductor and consumer electronics end markets.

Industrial Coating Systems segment sales in fiscal year 2008 were $176,752, a decrease of $6,610, or 3.6 percent, from the prior year. The decrease is the result of a sales volume decrease of 7.5 percent, partially offset by favorable currency translation effects of 3.9 percent. The sales volume decrease can be traced to recent cyclical weakness in key consumer durable goods markets, primarily in the United States.

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

In September 2008, a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe was announced. Severance costs were $5,561 in fiscal year 2008 and were recorded in the Corporate segment.

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

Segment operating profit margins in fiscal years 2008 and 2007 were as follows:

Segment	2008	2007

Adhesive Dispensing Systems	25.0%	23.2%
Advanced Technology Systems	16.8%	13.5%
Industrial Coating Systems	6.2%	9.6%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating profit margins. Operating profit margins for each segment were favorably impacted by a weaker dollar during the year as compared to the prior year.

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

Operating profit margin for the Industrial Coating Systems segment was 6.2 percent in fiscal year 2008 as compared to 9.6 percent in fiscal year 2007. The decrease in the operating profit margin is due primarily to a sales volume decrease of 7.5 percent and to a higher mix of lower margin system sales.

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

Income taxes — Our effective income tax rate was 34.6 percent in fiscal year 2008, up from 33.2 percent in fiscal year 2007. The increased rate is due primarily to a favorable adjustment in fiscal year 2007 related to a prior year tax revision.

Net income — Net income was $117,504, or $3.43 per diluted share in fiscal year 2008. This compares to net income of $90,692, or $2.65 per diluted share in fiscal year 2007. This represents a 29.6 percent increase in net income and a 29.4 percent increase in earnings per share.

Liquidity and Capital Resources
Cash provided by operations in fiscal year 2009 was $168,677, compared to $114,042 in fiscal year 2008. The primary sources were net income (loss) adjusted for non-cash expenses and the tax benefit from the exercise of stock options, totaling $138,529 compared to $134,968 in fiscal year 2008. Also included in cash provided by operations in the current year were changes in operating assets and liabilities of $30,148 as compared to fiscal year 2008 when operating assets and liabilities used $20,926 of cash. The primary reason for the change is the lower level of business activity in the current year resulting in lower operating assets.

Cash used by investing activities was $3,939 in fiscal year 2009, compared to $31,924 in fiscal year 2008. Capital expenditures were $12,514 in fiscal year 2009, down from $26,386 in the prior year due to tighter spending control in the current year. Fiscal year 2009 capital expenditures were primarily focused on our in-process rollout of SAP enterprise management software and various projects that improve manufacturing and distribution. Proceeds from the sale of property, plant and equipment in the current year were $8,611 and primarily consisted of the sale of our Westlake, Ohio corporate headquarters building and a portion of the real property surrounding the building. Included in cash used by investing activities in fiscal year 2008 was $7,890 for the acquisition of businesses and the minority interest in a South Korea joint venture.

Cash of $161,018 was used for financing activities in fiscal year 2009, compared to $102,716 in fiscal year 2008. The current year included net repayments of $127,268 of short and long-term borrowings, compared to $61,566 in the prior year. Issuance of common shares related to employee benefit plans generated $2,986 of cash in the current year, down from $16,135 in the prior year due to fewer stock option exercises. Purchases of treasury shares used $7,115 of cash in fiscal year 2009, down from $35,615 in fiscal year 2008, as we focused on repayment of debt in the current year. Dividend payments were $24,747 in fiscal year 2009, up slightly from $24,645 in fiscal year 2008 due to an increase in the quarterly dividend from $0.1825 per share to $0.19 per share in the fourth quarter of the current year.

The following is a summary of significant changes by balance sheet caption from the end of fiscal year 2008 to the end of fiscal year 2009. Receivables, inventories and accounts payable decreased due primarily to lower level of business activity in the fourth quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008. Long-term deferred tax assets increased due primarily to deferred taxes related to pension and postretirement adjustments to other comprehensive income. Regarding the increase in income taxes payable, the balance at the end of fiscal year 2008 was reduced to record an expected refund that was received during fiscal year 2009. Accrued liabilities decreased due primarily to lower incentive compensation accruals. The increase in long-term pension and retirement liabilities is due primarily to lower discount rates in fiscal year 2009 as compared to fiscal year 2008.

On February 22, 2008, we entered into a Note Purchase and Private Shelf Agreement (the Agreement) with Prudential Investment Management, Inc. The Agreement consists of a $50,000 Senior Note and a $100,000 Private Shelf Facility. The Senior Note bears interest at a rate of 4.98 percent and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all of our debt covenants at October 31, 2009. Under the Private Shelf Facility, we may also borrow during the next three years up to $100,000 at interest rates in effect at the time of borrowing. Borrowings can be for up to 12 years with an average life not to exceed 10 years. At October 31, 2009, the amount we could borrow under the Private Shelf Facility would not have been limited by any debt covenants.

The board of directors authorized the repurchase of up to 1,000 of our common shares over a three-year period beginning November 2006. The resolution was amended in August 2007 permitting the use of written agreements with independent third party brokers to purchase common shares on the open market or in privately negotiated transactions. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using working capital. During fiscal year 2009, we repurchased 197 shares at a cost of $6,826, completing the repurchases authorized under this program.

On December 10, 2008, the board of directors approved a stock repurchase program of up to 1,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. There have been no shares repurchased under this program.

The following table summarizes obligations as of October 31, 2009:

	Payments Due by Period
		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$156,550	$4,290	$102,260	$50,000	$—
Capital lease obligations	9,162	5,243	3,648	271	—
Operating leases	31,061	10,628	9,052	2,906	8,475
Notes payable(2)	1,287	1,287	—	—	—
Interest payments on long-term debt	10,078	3,730	5,560	788	—
Contributions related to pension and postretirement benefits(3)	31,027	31,027	—	—	—
Deferred compensation payouts	11,310	11,310	—	—	—
Purchase obligations	31,323	30,394	929	—	—

Total obligations	$281,798	$97,909	$121,449	$53,965	$8,475

(1) We have a $400,000 unsecured, multicurrency credit facility with a group of banks that expires in fiscal year 2012 and may be increased to $500,000 under certain conditions. At October 31, 2009, $88,000 was outstanding under this facility, compared to $170,000 outstanding at October 31, 2008. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). We were in compliance with all debt covenants at October 31, 2009. At October 31, 2009, the amount we could borrow under the credit facility would not have been limited by any debt covenants.

(2) We have various lines of credit with foreign banks totaling $48,433, of which $47,146 was unused at October 31, 2009.

(3) Pension and postretirement plan funding amounts after fiscal year 2010 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time.

We believe that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for fiscal year 2010. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook
Disruptions in global financial markets and resulting turmoil in the general economic environment during fiscal year 2009 likely will have a continuing impact on our performance in fiscal year 2010; however, we are confident that we are well positioned to manage the impact upon our liquidity. Our liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on indebtedness. Primary sources of capital to meet these needs are cash provided by operations and borrowings under our loan agreements. In fiscal year 2009, cash from operations was 20 percent of revenue. Comparatively, during the 2001 and 2002 recession years, cash from operations were 10 percent and 20 percent, respectively, and then ranged from 10 percent to 14 percent in subsequent years until fiscal year 2009. Funds provided by borrowings occur under a $400,000 five-year committed revolving line of credit with 12 domestic and international banks that expires in 2012. As of October 31, 2009 we were in compliance with the financial covenant of this credit facility and have $312,000 available borrowing capacity. In addition, in February 2008, we entered into a Master Shelf Arrangement with the Prudential Insurance Company to allow for the issuance of medium to long-term unsecured notes. As of October 31, 2009, we are in compliance with the financial covenant relating to a $50,000 five-year note issued under this arrangement. While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event of these financial institutions failure to remain sufficiently capitalized.

We are taking a cautious approach to fiscal year 2010. Our priorities for fiscal year 2010 are focused on the continuation of strategic actions taken in fiscal year 2009 to optimize revenue opportunities in a challenging economic environment and to sustain the operational improvements achieved through a combination of non-workforce related efficiencies and workforce reductions. Given our assumption that economic challenges will continue to impact us in fiscal year 2010, we expect these efforts will provide sufficient cash from operations to meet our liquidity needs. With respect to spending, the table above presents Nordson’s financial obligations for the long-term as $281,798, of which $97,909 is payable in fiscal year 2010. On December 10, 2008, our board of directors approved a stock repurchase program of up to 1,000 shares. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. Capital expenditures for fiscal year 2010 will be focused primarily upon our in-process rollout of SAP, various facility projects that improve manufacturing and distribution, and a new corporate facility to replace the building sold in fiscal year 2009.

As the economic climate improves, we will continue to look for strategic acquisition opportunities. We will continue to develop new applications and markets for our technologies, and move forward with additional lean and other operational initiatives to enhance our financial performance.

Effects of Foreign Currency
The impact of changes in foreign currency exchange rates on sales and operating results cannot be precisely measured due to fluctuating selling prices, sales volume, product mix and cost structures in each country where we operate. As a general rule, a weakening of the United States dollar relative to foreign currencies has a favorable effect on sales and net income, while a strengthening of the dollar has a detrimental effect.

In fiscal year 2009, as compared with fiscal year 2008, the United States dollar was generally stronger against foreign currencies. If fiscal year 2008 exchange rates had been in effect during fiscal year 2009, sales would have been approximately $43,952 higher and third-party costs would have been approximately $31,898 higher. In fiscal year 2008, as compared with fiscal year 2007, the United States dollar was generally weaker against foreign currencies. If fiscal year 2007 exchange rates had been in effect during fiscal year 2008, sales would have been approximately $43,051 lower and third-party costs would have been approximately $27,719 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the Euro, Yen and British Pound, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2009, we did not have material foreign currency exposure.

Note 10 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and related weighted-average interest rates by expected maturity dates of fixed-rate debt.

At October 31, 2009

						There-	Total	Fair
	2010	2011	2012	2013	2014	after	Value	Value

Long-term debt, including current portion	$4,290	$14,260	$ —	$50,000	$—	$—	$68,550	$71,706
Average interest rate	5.61%	5.51%	4.98%	4.98%	—	—	5.61%

At October 31, 2008
						There-	Total	Fair
	2009	2010	2011	2012	2013	after	Value	Value

Long-term debt, including current portion	$4,290	$4,290	$14,260	$—	$50,000	$—	$72,840	$70,757
Average interest rate	5.70%	5.61%	5.51%	4.98%	4.98%	—	5.70%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 0.6 percent at October 31, 2009 and 3.7 percent at October 31, 2008. A one percent increase in interest rates would have resulted in additional interest expense of approximately $1,661 on the variable rate notes payable and long-term debt in fiscal year 2009.

Inflation
Inflation affects profit margins as the ability to pass cost increases on to customers is restricted by the need for competitive pricing. Although inflation has been modest in recent years and has had no material effect on the years covered by these financial statements, we continue to seek ways to minimize the impact of inflation through focused efforts to increase productivity.

Trends
The Five-Year Summary in Item 6 documents our historical financial trends. Over this period, the world’s economic conditions fluctuated significantly. Our solid performance is attributed to our participation in diverse geographic and industrial markets and our long-term commitment to develop and provide quality products and worldwide service to meet our customers’ changing needs.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-K, particularly “Management’s Discussion and Analysis,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2009, 2008 and 2007

	2009	2008	2007
(In thousands except for per-share amounts)

Sales	$819,165	$1,124,829	$993,649
Operating costs and expenses:
Cost of sales	350,239	494,394	439,804
Selling and administrative expenses	337,294	434,476	401,294
Severance and restructuring costs	16,396	5,621	409
Goodwill and long-lived asset impairments	243,043	—	—

	946,972	934,491	841,507

Operating profit (loss)	(127,807)	190,338	152,142
Other income (expense):
Interest expense	(7,771)	(16,714)	(21,542)
Interest and investment income	492	1,250	1,505
Other — net	7,895	4,914	3,617

	616	(10,550)	(16,420)

Income (loss) before income taxes	(127,191)	179,788	135,722
Income tax provision:
Current	28,809	54,929	44,613
Deferred	4,055	7,355	417

	32,864	62,284	45,030

Net income (loss)	$(160,055)	$117,504	$90,692

Average common shares	33,565	33,746	33,547
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	—	561	635

Average common shares and common share equivalents	33,565	34,307	34,182

Basic earnings (loss) per share	$(4.77)	$3.48	$2.70
Diluted earnings (loss) per share	$(4.77)	$3.43	$2.65

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2009 and 2008

	2009	2008
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$18,781	$11,755
Marketable securities	43	5
Receivables — net	191,201	224,813
Inventories — net	97,636	118,034
Deferred income taxes	29,756	22,455
Prepaid expenses and other current assets	9,254	7,251

Total current assets	346,671	384,313
Property, plant and equipment — net	118,291	133,843
Goodwill	341,762	571,933
Intangible assets — net	42,144	53,874
Deferred income taxes	18,119	—
Other assets	23,687	22,706

	$890,674	$1,166,669

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$1,287	$42,061
Accounts payable	33,368	42,916
Income taxes payable	12,347	6,141
Accrued liabilities	92,285	96,473
Customer advance payments	8,807	7,521
Current maturities of long-term debt	4,290	4,290
Current obligations under capital leases	4,038	4,594

Total current liabilities	156,422	203,996
Long-term debt	152,260	238,550
Obligations under capital leases	2,982	6,098
Pension and retirement obligations	133,082	66,863
Postretirement obligations	50,790	35,426
Deferred income taxes	—	2,250
Other liabilities	25,162	39,374
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized;
49,011 shares issued	12,253	12,253
Capital in excess of stated value	241,494	244,096
Retained earnings	656,086	840,888
Accumulated other comprehensive loss	(55,470)	(40,795)
Common shares in treasury, at cost	(484,387)	(482,330)

Total shareholders’ equity	369,976	574,112

	$890,674	$1,166,669

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2009, 2008 and 2007

	2009	2008	2007
(In thousands)

Number of common shares in treasury
Balance at beginning of year	15,304	15,301	15,600
Shares issued under company stock and employee benefit plans	(176)	(804)	(604)
Purchase of treasury shares	206	807	305

Balance at end of year	15,334	15,304	15,301

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$244,096	$224,411	$210,690
Shares issued under company stock and employee benefit plans	(2,089)	874	1,235
Tax benefit from stock option and restricted stock transactions	285	9,002	4,269
Stock-based compensation	(798)	9,809	8,217

Balance at end of year	$241,494	$244,096	$224,411

Retained earnings
Balance at beginning of year	$840,888	$748,229	$681,018
Adoption of FIN 48	—	(200)	—

Balance at beginning of year, adjusted	840,888	748,029	681,018
Net income (loss)	(160,055)	117,504	90,692
Dividends paid ($.7375 per share in 2009, $.73 per share in 2008, and $.70 per share in 2007)	(24,747)	(24,645)	(23,481)

Balance at end of year	$656,086	$840,888	$748,229

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(40,795)	$8,200	$(12,518)
Translation adjustments	40,240	(41,665)	27,490
Remeasurement of supplemental pension liability, net of tax of $2,074	(3,457)	—	—
Settlement loss recognized, net of tax of $(728)	1,188	—	—
Net prior service cost (credit) occurring during the year, net of tax of $(421) in 2009 and $343 in 2008	726	(761)	—
Net actuarial loss occurring during the year, net of tax of $30,339 in 2009 and $354 in 2008	(53,372)	(6,569)	—
Pension and postretirement benefit plan adjustments, net of tax of $(6,014) in 2006	—	—	10,320
Effect of adoption of FAS 158, net of tax of $15,270	—	—	(17,092)

Balance at end of year	$(55,470)	$(40,795)	$8,200

Common shares in treasury, at cost
Balance at beginning of year	$(482,330)	$(461,976)	$(460,915)
Shares issued under company stock and employee benefit plans	5,131	19,944	14,222
Purchase of treasury shares	(7,188)	(40,298)	(15,283)

Balance at end of year	$(484,387)	$(482,330)	$(461,976)

Total shareholders’ equity	$369,976	$574,112	$531,117

Comprehensive income
Net income (loss)	$(160,055)	$117,504	$90,692
Translation adjustments	40,240	(41,665)	27,490
Remeasurement of supplemental pension liability, net of tax of $2,074	(3,457)	—	—
Settlement loss, net of tax of $(728)	1,188	—	—
Net prior service cost (credit) occurring during the year, net of tax of $(421) in 2009 and $343 in 2008	726	(761)	—
Net actuarial loss occurring during the year, net of tax of $30,339 in 2009 and $354 in 2008	(53,372)	(6,569)	—
Pension and postretirement benefit plan adjustments, net of tax of $(6,014)	—	—	10,320

Total comprehensive income (loss)	$(174,730)	$68,509	$128,502

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2009, 2008 and 2007

	2009	2008	2007
(In thousands)

Cash flows from operating activities:
Net income (loss)	$(160,055)	$117,504	$90,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,310	26,440	23,784
Amortization	5,100	5,797	4,149
Goodwill and long-lived asset impairments	243,043	—	—
Provision for losses on receivables	1,998	413	1,147
Deferred income taxes	4,055	7,355	417
Tax benefit from the exercise of stock options	(285)	(9,002)	(4,269)
Non-cash stock compensation	(814)	9,247	8,217
Gain on sale of property, plant and equipment	(4,324)	(369)	(3,470)
Other	23,501	(22,417)	10,593
Changes in operating assets and liabilities:
Receivables	42,182	(8,118)	(3,983)
Inventories	22,688	(5,413)	(1,075)
Other current assets	1,170	156	(2,052)
Other noncurrent assets	(872)	7,534	(9,807)
Accounts payable	(10,257)	(7,678)	5,090
Income taxes payable	5,456	8,817	4,928
Accrued liabilities	(20,766)	(3,102)	(14,212)
Customer advance payments	853	(2,560)	(195)
Other noncurrent liabilities	(10,306)	(10,562)	14,294

Net cash provided by operating activities	168,677	114,042	124,248
Cash flows from investing activities:
Additions to property, plant and equipment	(12,514)	(26,386)	(31,017)
Proceeds from sale of property, plant and equipment	8,611	2,349	8,153
Acquisition of businesses, net of cash acquired	—	(4,699)	(325,245)
Acquisition of minority interest	—	(3,191)	—
Proceeds from sale of (purchases of) marketable securities	(36)	3	—

Net cash used in investing activities	(3,939)	(31,924)	(348,109)
Cash flows from financing activities:
Proceeds from short-term borrowings	613	159,387	72,026
Repayment of short-term borrowings	(41,591)	(136,663)	(70,733)
Proceeds from long-term debt	46,200	108,530	315,105
Repayment of long-term debt	(132,490)	(192,820)	(89,395)
Repayment of capital lease obligations	(5,158)	(6,027)	(5,741)
Issuance of common shares	2,986	16,135	9,264
Purchase of treasury shares	(7,115)	(35,615)	(9,090)
Tax benefit from the exercise of stock options	284	9,002	4,269
Dividends paid	(24,747)	(24,645)	(23,481)

Net cash provided by (used in) financing activities	(161,018)	(102,716)	202,224
Effect of exchange rate changes on cash	3,306	1,217	3,914

Increase (decrease) in cash and cash equivalents	7,026	(19,381)	(17,723)
Cash and cash equivalents at beginning of year	11,755	31,136	48,859

Cash and cash equivalents at end of year	$18,781	$11,755	$31,136

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

In these notes to the consolidated financial statements, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

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

Revenue recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in fiscal years 2009, 2008 and 2007 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $6,512, $9,888 and $8,358 in fiscal years 2009, 2008 and 2007, respectively.

Research and development — Research and development costs are expensed as incurred and were $25,528, $33,566 and $35,432 in fiscal years 2009, 2008 and 2007, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. When a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for fiscal year 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For fiscal years 2008 and 2007, the number of options excluded from the calculation of diluted earnings per share was 189 and 129, respectively, as the effect would have been anti-dilutive.

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

Notes to Consolidated Financial Statements — (Continued)

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

Inventories — Inventories are valued at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method for 26 percent of consolidated inventories at October 31, 2009, and 27 percent at October 31, 2008. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $7,783 and $7,728 higher than reported at October 31, 2009 and October 31, 2008, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories. LIFO liquidations in fiscal year 2009 increased cost of goods sold by $85.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in fiscal years 2009, 2008 or 2007.

Goodwill and intangible assets — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The majority of goodwill relates to and is assigned directly to specific reporting units. Goodwill and indefinite-lived intangible assets consisting of certain trademarks and trade names are not amortized but are subject to annual impairment testing at the reporting unit level. Our annual impairment testing is performed as of July 31. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit or other indefinite lived intangible assets is less than the carrying amount of those assets.

Other amortizable intangible assets, which consist primarily of patent costs, customer relationships, noncompete agreements, core/developed technology and a finite-lived trade name, are amortized over their useful lives. The useful lives for each major category of amortizable intangible assets are:

Patent costs	7-19 years
Customer relationships	5-15 years
Noncompete agreements	4-16 years
Core/developed technology	15 years
Trade name	6 years

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2009 and 2008, consisted of:

	2009	2008

Translation adjustments	$40,839	$599
Pension and postretirement benefit plan adjustments	(96,309)	(41,394)

	$(55,470)	$(40,795)

Warranties — Certain warranties are offered to customers based on the specific product and terms of the customer purchase agreement. A typical warranty program requires repair or replacement of defective products within a specified time period (generally one year) from the date of delivery or first use. The estimate for future warranty-related costs is calculated based on actual historical return rates. Based on analysis of return rates and other factors, warranty provisions are adjusted as necessary. The liability for warranty costs is included in other accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for fiscal years 2009 and 2008:

	2009	2008

Balance at beginning of year	$5,336	$5,857
Accruals for warranties	3,824	6,070
Warranty payments	(4,913)	(6,048)
Currency adjustments	340	(543)

Balance at end of year	$4,587	$5,336

Presentation — Certain amounts for fiscal years 2008 and 2007 have been reclassified to conform to fiscal year 2009 presentation.

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Recently issued accounting standards

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative generally accepted accounting principles (GAAP). The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on our consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permits a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As discussed in Note 18, we adopted the non-deferred portion of the standard as of November 1, 2008. The adoption did not impact our results of operations or financial position. We will adopt the deferred portion of this standard effective November 1, 2009.

In February 2007, the FASB issued a standard for reporting the fair value of financial assets and financial liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We did not elect the fair value measurement option for any of our existing financial instruments other than those that are already being measured at fair value. As such, the adoption of this standard on November 1, 2008 did not have an impact on our results of operations or financial position.

In December 2007, the FASB issued a standard that provides greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. We must adopt this standard for all business combinations subsequent to November 1, 2009. The impact of adoption will depend on the nature and significance of any future acquisitions.

In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We must adopt this pronouncement in our fiscal year 2010. The impact of adoption will depend on future transactions, however we currently believe the adoption will not have a material effect on our results of operations or financial position.

Notes to Consolidated Financial Statements — (Continued)

In March 2008, the FASB issued a standard that is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The standard applies to all derivative instruments as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this standard must provide more robust qualitative disclosures and expanded quantitative disclosures. As discussed in Note 10, we adopted this standard in the second quarter of fiscal year 2009.

In December 2008, the FASB issued a standard that enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. We must adopt this standard in our fiscal year 2010; we are currently evaluating its disclosure implications.

In May 2009, the FASB issued a standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. As discussed in Note 21, we adopted this standard in the third quarter of fiscal year 2009.

In October 2009 the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. We must adopt this standard in fiscal year 2011 and have not yet determined the impact of adoption on our results of operations or financial position.

Note 3 —	Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately five years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for fiscal years 2009, 2008 and 2007 was approximately $7,703, $9,311 and $7,753, respectively.

Pension and other postretirement plans — Effective October 31, 2007, we adopted the recognition and disclosure provisions of the FASB standard that requires employers to recognize the overfunded or underfunded status of defined benefit post-retirement plans in their balance sheets. The over- or under-funded status is measured as the difference between the fair value of plan assets and the benefit obligation of the plans (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Changes in the funded status of the plans are recognized in the year in which the change occurs through accumulated other comprehensive income. Under this standard, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects.

The standard also requires plan assets and obligations to be measured as of the employer’s balance sheet date. We already measured the plan assets and obligations as of the fiscal year-end date, so this provision did not have an effect on our consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)

Pension plans — We have various pension plans covering a portion of our United States and international employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. Actuarially determined amounts are contributed to United States plans to provide sufficient assets to meet future benefit payment requirements. We also sponsor an unfunded supplemental pension plan for certain employees. International subsidiaries fund their pension plans according to local requirements.

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$153,006	$172,144	$44,695	$58,618
Service cost	4,177	5,389	1,315	2,099
Interest cost	11,897	10,605	2,625	2,895
Participant contributions	—	—	142	213
Plan amendments	—	829	—	—
Foreign currency exchange rate change	—	—	4,823	(6,328)
Actuarial (gain) loss	67,033	(29,083)	10,827	(9,943)
Benefits paid	(11,147)	(6,878)	(2,796)	(2,859)

Benefit obligation at end of year	$224,966	$153,006	$61,631	$44,695

Change in plan assets:
Beginning fair value of plan assets	$104,790	$138,650	$24,590	$30,372
Actual return on plan assets	14,284	(41,332)	2,029	236
Company contributions	5,429	14,350	3,413	2,402
Participant contributions	—	—	142	213
Foreign currency exchange rate change	—	—	1,455	(5,774)
Benefits paid	(11,147)	(6,878)	(2,796)	(2,859)

Ending fair value of plan assets	$113,356	$104,790	$28,833	$24,590

Funded status at end of year	$(111,610)	$(48,216)	$(32,798)	$(20,105)

Amounts recognized in financial statements:
Noncurrent asset	$—	$8	$298	$1,225
Accrued benefit liability	(10,428)	(809)	(1,196)	(1,882)
Pension and retirement obligations	(101,182)	(47,415)	(31,900)	(19,448)

Total amount recognized in financial statements	$(111,610)	$(48,216)	$(32,798)	$(20,105)

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2009	2008	2009	2008

Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$121,865	$59,617	$9,499	$(879)
Prior service cost (credit)	2,631	3,235	70	110

Accumulated other comprehensive (gain) loss	$124,496	$62,852	$9,569	$(769)

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$6,180	$497	$391	$(26)
Amortization of prior service cost (credit)	580	1,209	53	47

Total	$6,760	$1,706	$444	$21

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2009	2008	2009	2008

Balance at beginning of year	$62,852	$40,780	$(769)	$7,241
Net (gain) loss arising during the year	64,730	23,892	10,008	(8,518)
Prior service cost (credit) arising during the year	—	829	—	—
Net gain (loss) recognized during the year	(2,483)	(2,016)	(268)	(233)
Prior service (cost) credit recognized during the year	(603)	(633)	(49)	(55)
Exchange rate effect during the year	—	—	647	796

Balance at end of year	$124,496	$62,852	$9,569	$(769)

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2009	2008	2009	2008

For all plans:
Accumulated benefit obligation	$213,238	$146,621	$49,195	$35,406
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	224,966	151,648	55,881	24,143
Accumulated benefit obligation	213,238	145,263	47,402	20,654
Fair value of plan assets	113,356	103,424	26,731	5,990

Notes to Consolidated Financial Statements — (Continued)

Net pension benefit costs include the following components:

	United States			International
	2009	2008	2007	2009	2008	2007

Service cost	$4,177	$5,389	$5,273	$1,315	$2,099	$1,961
Interest cost	11,897	10,605	9,964	2,625	2,895	2,519
Expected return on plan assets	(11,982)	(11,642)	(10,163)	(1,210)	(1,470)	(1,361)
Amortization of prior service cost (credit)	603	633	544	49	55	50
Special termination benefits	—	—	—	—	—	46
Amortization of net actuarial (gain) loss	854	2,016	3,019	(19)	233	424
Settlement loss	1,629	—	—	287	—	—

Total benefit cost	$7,178	$7,001	$8,637	$3,047	$3,812	$3,639

Net periodic pension cost for fiscal year 2009 included settlement losses of $1,916 due to lump sum retirement payments.

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	United States			International
	2009	2008	2007	2009	2008	2007

Discount rate	5.50%	8.00%	6.25%	4.78%	5.87%	5.00%
Expected return on plan assets	8.51	8.48	8.48	4.85	5.04	4.99
Rate of compensation increase	3.30	3.30	3.30	2.86	3.45	3.36

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and other professionals in developing appropriate return assumptions.

Notes to Consolidated Financial Statements — (Continued)

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal year 2009	$(1,114)	$2,414	$(716)	$294
Effect on pension obligation as of October 31, 2009	$(28,806)	$35,401	$(9,273)	$11,920
Expected return on assets:
Effect on total service and interest cost components in fiscal year 2009	$(1,435)	$1,435	$(219)	$226
Effect on pension obligation as of October 31, 2009	—	—	—	—
Compensation increase:
Effect on total service and interest cost components in fiscal year 2009	$1,701	$(1,337)	$263	$(530)
Effect on pension obligation as of October 31, 2009	$13,776	$(11,402)	$4,477	$(4,291)

The allocation of pension plan assets as of October 31, 2009 and 2008, is as follows:

	United States		International
	2009	2008	2009	2008

Asset Category
Equity securities	70%	70%	18%	18%
Debt securities	29	28	9	11
Real estate	—	—	4	5
Insurance contracts	—	—	64	63
Other	1	2	5	3

Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

United States plans comprise 80 percent of the worldwide pension assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The target allocation is 65 to 75 percent equity securities and 25 to 35 percent debt securities. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

International plans comprise 20 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2009 and 2008, the pension plans did not have any investment in our common shares.

Contributions to pension plans in fiscal year 2010 are estimated to be approximately $28,354.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Fiscal Year	United States	International

2010	$23,515	$2,127
2011	6,994	1,591
2012	7,676	2,128
2013	8,473	1,914
2014	9,265	2,199
2015-2019	61,137	13,965

Total	$117,060	$23,924

The anticipated pension benefit amount for fiscal year 2010 includes a lump sum payment from an unfunded supplemental pension plan.

Other postretirement plans — We have an unfunded postretirement benefit plan covering the majority of our United States employees. Employees hired after January 1, 2002, are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory, with retiree contributions in the form of premiums that are adjusted annually, and contains other cost-sharing features, such as deductibles and coinsurance. We also sponsor an unfunded, non-contributory postretirement benefit plan that provides medical and life insurance benefits for certain international employees. A measurement date of October 31 is used for all postretirement plans.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$36,606	$40,743	$416	$837
Service cost	589	937	23	46
Interest cost	2,926	2,324	35	43
Participant contributions	880	818	—	—
Amendment	(1,365)	—	—	—
Foreign currency exchange rate change	—	—	58	(139)
Actuarial (gain) loss	15,391	(5,967)	77	(369)
Benefits paid	(2,169)	(2,249)	(4)	(2)

Benefit obligation at end of year	$52,858	$36,606	$605	$416

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,289	1,431	4	2
Participant contributions	880	818	—	—
Benefits paid	(2,169)	(2,249)	(4)	(2)

Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(52,858)	$(36,606)	$(605)	$(416)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,669)	$(1,594)	$(4)	$(2)
Postretirement obligations	(50,189)	(35,012)	(601)	(414)

Total amount recognized in financial statements	$(52,858)	$(36,606)	$(605)	$(416)

The Amendment noted in the preceding table relates to changes in life insurance benefits and participant contributions.

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2009	2008	2009	2008

Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$24,731	$10,105	$(146)	$(216)
Prior service cost (credit)	(3,440)	(3,084)	—	—

Accumulated other comprehensive (gain) loss	$21,291	$7,021	$(146)	$(216)

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$1,738	$508	$(5)	$(10)
Amortization of prior service cost (credit)	(1,010)	(830)	—	—

Total	$728	$(322)	$(5)	$(10)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2009	2008	2009	2008

Balance at beginning of year	$7,021	$12,985	$(216)	$128
Net (gain) loss arising during the year	15,391	(5,967)	77	(369)
Prior service cost (credit) arising during the year	(1,365)	—	—	—
Net gain (loss) recognized during the year	(765)	(827)	11	(2)
Prior service (cost) credit recognized during the year	1,009	830	—	—
Exchange rate effect during the year	—	—	(18)	27

Balance at end of year	$21,291	$7,021	$(146)	$(216)

Notes to Consolidated Financial Statements — (Continued)

Net postretirement benefit costs include the following components:

	United States			International
	2009	2008	2007	2009	2008	2007

Service cost	$589	$937	$1,127	$23	$46	$46
Interest cost	2,926	2,324	2,420	35	43	42
Amortization of prior service cost (credit)	(1,009)	(830)	(725)	—	—	—
Amortization of net actuarial (gain) loss	765	827	1,188	(11)	2	9

Total benefit cost	$3,271	$3,258	$4,010	$47	$91	$97

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	United States			International
	2009	2008	2007	2009	2008	2007

Discount rate	5.50%	8.00%	6.25%	6.75%	7.70%	5.25
Health care cost trend rate	8.25	9.00	9.00	7.50	8.50	9.20
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	4.50	4.50	5.00	4.80	4.80	4.80
Year the rate reaches the ultimate trend rate	2015	2015	2011	2013	2013	2013

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in fiscal year 2009	$(376)	$444	$(12)	$11
Effect on postretirement obligation as of October 31, 2009	$(6,286)	$7,801	$(118)	$157
Health care trend rate:
Effect on total service and interest cost components in fiscal year 2009	$447	$(371)	$15	$(7)
Effect on postretirement obligation as of October 31, 2009	$7,297	$(5,978)	$153	$(117)

Notes to Consolidated Financial Statements — (Continued)

Contributions to postretirement plans in fiscal year 2010 are estimated to be approximately $2,673.

Retiree postretirement benefit payments are anticipated to be paid as follows:

	United States
	With Medicare	Without Medicare
Fiscal Year	Part D Subsidy	Part D Subsidy	International

2010	$2,669	$2,949	$4
2011	2,787	3,103	4
2012	2,751	3,122	5
2013	2,751	3,178	5
2014	2,836	3,315	9
2015-2019	15,868	19,157	116

Total	$29,662	$34,824	$143

Note 4 —	Income taxes

Income tax expense includes the following:

	2009	2008	2007

Current:
U.S. federal	$14,370	$25,528	$23,832
State and local	858	960	375
Foreign	13,581	28,441	20,406

Total current	28,809	54,929	44,613
Deferred:
U.S. federal	7,281	6,392	418
State and local	906	1,269	1,811
Foreign	(4,132)	(306)	(1,812)

Total deferred	4,055	7,355	417

	$32,864	$62,284	$45,030

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $5, $376 and $451 in fiscal years 2009, 2008 and 2007, respectively. Fiscal year 2009 expense includes a benefit of $2,752 related to remeasurement of unrecognized tax benefits and a benefit of $531 related to an adjustment to a prior tax year. Fiscal year 2007 expense amount includes a benefit of $900 related to settlement of tax issues from prior years.

Notes to Consolidated Financial Statements — (Continued)

On November 1, 2007 we adopted the provisions of a FASB pronouncement regarding the accounting for uncertainty in income taxes. The cumulative effects of adopting this pronouncement have been recorded as a decrease of $200, net of tax, in the November 1, 2007 balance of retained earnings. The total unrecognized tax benefits at the time of adoption were $5,188, of which $4,704 would impact the effective tax rate, if recognized. At October 31, 2009 and 2008, total unrecognized tax benefits were $3,969 and $7,685, respectively. The amounts that, if recognized, would impact the effective tax rate were $3,485 and $7,201 at October 31, 2009 and 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal years 2009 and 2008 is as follows:

	2009	2008

Balance at beginning of year	$7,685	$5,188
Additions based on tax positions related to the current year	515	1,016
Additions for tax positions of prior years	—	2,366
Reductions for tax positions of prior years	(3,267)	(885)
Settlements	(964)	—
Lapse of statute of limitations	—	—

Balance at end of year	$3,969	$7,685

At October 31, 2009 and 2008, we had accrued interest expense related to unrecognized tax benefits of $374 and $641, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to Internal Revenue Service (IRS) examinations for 2007 through 2009 tax years; tax years prior to 2007 are no longer subject to IRS examination. Generally, major state jurisdiction tax years remain open to examination for tax years after 2004; major foreign jurisdiction tax years remain open to examination for tax years after 2005. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The principal items accounting for the difference in income taxes computed at the U.S. statutory rate and the income tax shown in the Consolidated Statements of Income for fiscal years 2009, 2008, and 2007 are as follows:

	2009	2008	2007

Tax at statutory rate of 35%	$(44,517)	$62,926	$47,503
Impact of goodwill charge	79,064	—	—
Domestic Production Deduction	(1,134)	(1,741)	(803)
Foreign tax rate variances, net of foreign tax credits	1,279	(2,824)	1,103
State and local taxes, net of federal income tax benefit	1,160	1,499	1,461
Amounts related to prior years	(3,283)	1,525	(2,248)
Extraterritorial income exclusion	—	—	(657)
Other — net	295	899	(1,329)

Provision for income taxes	$32,864	$62,284	$45,030

The extraterritorial income exclusion allows a portion of certain income from export sales of goods manufactured in the United States to be excluded from taxable income. The extraterritorial income exclusion was repealed after December 31, 2006 by the American Jobs Creation Act of 2004 (the AJCA). The Domestic Production Deduction, enacted by the AJCA, allows a deduction with respect to income from certain United States manufacturing activities.

Notes to Consolidated Financial Statements — (Continued)

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act, which provided retroactive reinstatement of a research credit. The fiscal year 2007 impact from this Act was an additional tax benefit of $500.

In October 2008, Congress passed and the President signed the Tax Extenders and AMT Relief Act of 2008, which provided retroactive reinstatement of a research credit. The fiscal year 2008 impact from this Act was an additional tax benefit of $800, all of which was recorded in the fourth quarter.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $(149,044), $91,372 and $52,125 in fiscal years 2009, 2008 and 2007, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $258,416 and $232,945 at October 31, 2009 and 2008, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset United States taxes due upon the distribution.

Significant components of deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$6,657	$7,556
Employee benefits	91,985	55,938
Other accruals not currently deductible for taxes	8,252	13,006
Tax credit and loss carryforwards	7,116	4,488
Inventory adjustments	3,302	3,370
Translation of foreign currency accounts	—	988
Other — net	113	311

Total deferred tax assets	117,425	85,657
Valuation allowance	(7,810)	(4,549)

Total deferred tax assets	109,615	81,108
Deferred tax liabilities:
Depreciation	61,232	60,054
Translation of foreign currency accounts	355	—
Other — net	153	849

Total deferred tax liabilities	61,740	60,903

Net deferred tax assets	$47,875	$20,205

At October 31, 2009, we had $552 of tax credit carryforwards that will expire in fiscal years 2010 through 2017. We also had $4,014 Federal, $66,248 state and $9,261 foreign operating loss carryforwards, of which $72,172 will expire in fiscal years 2010 through 2029, and $7,351 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $3,261 in fiscal year 2009 and a decrease of $913 in fiscal year 2008. The valuation allowance of $7,810 at October 31, 2009, relates primarily to tax credits and loss carryforwards that may expire before being realized. At October 31, 2009 the valuation allowance includes $523 relating to loss carryforwards recorded in purchase accounting. Under current accounting rules, a reversal of a valuation allowance that was recorded in purchase accounting reduces goodwill. In fiscal year 2008, a reversal of approximately $643 of valuation allowance was recorded to goodwill.

Notes to Consolidated Financial Statements — (Continued)

Note 5 —	Incentive compensation plans

We have two incentive compensation plans for executive officers. The Compensation Committee of the board of directors, composed of independent directors, approves participants in the plans and payments under the plans.

Annual payouts under the management incentive compensation plan are based on corporate and individual performance and are calculated as a percentage of base salary for each executive officer. There was no compensation expense attributable to this plan in fiscal year 2009. The amounts for fiscal years 2008 and 2007 were $4,472 and $3,621, respectively.

Under the long-term incentive compensation plan, executive officers receive stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain pre-determined performance objectives are met. There was $4,209 credited to expense attributable to all LTIP performance periods for executive officers for fiscal year 2009. For fiscal years 2008 and 2007, the amounts charged to expense were $4,029 and $4,140, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 6 —	Details of balance sheet

	2009	2008

Receivables:
Accounts	$180,248	$212,202
Notes	6,548	9,487
Other	8,133	6,191

	194,929	227,880
Allowance for doubtful accounts	(3,728)	(3,067)

	$191,201	$224,813

Inventories:
Finished goods	$63,289	$69,731
Work-in-process	11,607	13,853
Raw materials and finished parts	46,263	55,311

	121,159	138,895
Obsolescence and other reserves	(15,740)	(13,133)
LIFO reserve	(7,783)	(7,728)

	$97,636	$118,034

Property, plant and equipment:
Land	$7,392	$8,023
Land improvements	2,328	2,993
Buildings	115,309	106,145
Machinery and equipment	200,300	195,298
Enterprise management system	36,716	35,811
Construction-in-progress	2,749	15,340
Leased property under capitalized leases	16,306	19,800

	381,100	383,410
Accumulated depreciation and amortization	(262,809)	(249,567)

	$118,291	$133,843

Accrued liabilities:
Salaries and other compensation	$28,772	$39,628
Pension and retirement	12,339	3,244
Taxes other than income taxes	7,740	7,806
Other	43,434	45,795

	$92,285	$96,473

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $11,801, $12,353 and $10,815 in fiscal years 2009, 2008 and 2007, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2009	2008

Transportation equipment	$15,337	$16,150
Other	969	3,650

Total capitalized leases	16,306	19,800
Accumulated amortization	(9,286)	(9,108)

Net capitalized leases	$7,020	$10,692

At October 31, 2009, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized	Operating
	Leases	Leases

Fiscal year ending:
2010	$5,243	$10,628
2011	2,894	6,234
2012	754	2,818
2013	246	1,816
2014	25	1,090
Later years	—	8,475

Total minimum lease payments	9,162	$31,061

Less amount representing executory costs	1,125

Net minimum lease payments	8,037
Less amount representing interest	1,017

Present value of net minimum lease payments	7,020
Less current portion	4,038

Long-term obligations at October 31, 2009	$2,982

Notes to Consolidated Financial Statements — (Continued)

Note 8 —	Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2009	2008

Available bank lines of credit:
Domestic banks	$—	$50,000
Foreign banks	48,433	62,470

Total	$48,433	$112,470

Outstanding notes payable:
Domestic bank debt	$—	$30,000
Foreign bank debt	1,287	12,061

Total	$1,287	$42,061

Weighted-average interest rate on notes payable	4.9%	3.2%
Unused bank lines of credit	$47,146	$70,409

Note 9 —	Long-term debt

A summary of long-term debt is as follows:

	2009	2008

Revolving credit agreement	$88,000	$170,000
Senior notes, due 2005-2011	18,550	22,840
Senior notes, due 2013	50,000	50,000

	156,550	242,840
Less current maturities	4,290	4,290

Long-term maturities	$152,260	$238,550

Revolving credit agreement — This $400,000 revolving credit agreement is with a group of banks and expires in fiscal year 2012. Payment of quarterly commitment fees is required. The weighted average interest rate for borrowings under this agreement was 0.53 percent at October 31, 2009.

Senior notes, due 2005-2011 — These fixed rate notes with a group of insurance companies had an original weighted-average life of 6.5 years at the time of issuance in 2001. The weighted-average interest rate at October 31, 2009 was 7.33 percent.

Senior note, due 2013 — This note is payable in one installment and has a fixed interest rate of 4.98 percent.

Annual maturities — The annual maturities of long-term debt for the five fiscal years subsequent to October 31, 2009, are as follows: $4,290 in 2010; $14,260 in 2011; $88,000 in 2012, $50,000 in 2013 and $0 in 2014.

Notes to Consolidated Financial Statements — (Continued)

Note 10 —	Financial instruments

Effective February 1, 2009, we adopted a FASB standard that amends and expands the disclosure requirements regarding derivative instruments and hedging activities by providing additional information about objectives for using derivative instruments, as well as how derivative instruments and related hedged items affect financial position and results of operations.

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. A gain of $3,817 was recognized from changes in fair value of these contracts in fiscal year 2009. A loss of $2,033 was recognized from changes in fair value of these contracts in fiscal year 2008, and a gain of $862 was recognized from changes in fair value of these contracts in fiscal year 2007. We do not use financial instruments for trading or speculative purposes.

At October 31, 2009, we had outstanding forward exchange contracts that mature at various dates through January 2010. The following table summarizes, by currency, forward exchange contracts:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

October 31, 2009 contract amounts:
Euro	$7,663	$7,698	$178,983	$181,831
British pound	491	493	12,015	11,997
Japanese yen	2,876	2,911	20,862	21,342
Others	8,678	8,580	26,143	26,489

Total	$19,708	$19,682	$238,003	$241,659

October 31, 2008 contract amounts:
Euro	$8,236	$7,701	$124,764	$123,846
British pound	429	402	12,557	12,491
Japanese yen	6,338	6,598	13,786	13,765
Others	4,173	3,911	18,308	18,615

Total	$19,176	$18,612	$169,415	$168,717

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at October 31, 2009. These contracts were not designated as hedging instruments.

		Liability Derivatives
Asset Derivatives

Balance sheet		Balance sheet
location	Fair value	location	Fair value

Receivables	$4,028	Accrued liabilities	$345

Notes to Consolidated Financial Statements — (Continued)

We also use foreign denominated fixed-rate debt and intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For fiscal years 2009 and 2008, a net gain of $1,202 and a net loss of $4,840, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and forward exchange contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2009, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$18,781	$18,781	$11,755	$11,755
Marketable securities	43	43	5	5
Notes payable	(1,287)	(1,287)	(42,061)	(42,061)
Long-term debt	(156,550)	(159,706)	(242,840)	(240,757)
Forward exchange contracts (net)	3,683	3,683	(134)	(134)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Forward exchange contracts are estimated using quoted exchange rates of comparable contracts.

Note 11 —	Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in fiscal years 2009, 2008 or 2007.

Common — We have 80,000 authorized common shares without par value. In March 1992, the shareholders adopted an amendment to the articles of incorporation, which, when filed with the Secretary of State for the State of Ohio, would increase the number of authorized common shares to 160,000. At October 31, 2009 and 2008, there were 49,011 common shares issued. At October 31, 2009 and 2008, the number of outstanding common shares, net of treasury shares, was 33,678 and 33,708, respectively.

Notes to Consolidated Financial Statements — (Continued)

Note 12 —	Stock-based compensation

The amended and restated 2004 long-term performance plan, approved by shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, restricted stock units, cash awards and other stock- or performance-based incentives. The number of common shares available for grant is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year. At the end of fiscal year 2009, there were 842 shares available for grant in fiscal year 2010.

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year for executive officers and 20 percent per year for other employees and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense of $3,026, $3,066 and $3,259 for fiscal years 2009, 2008 and 2007, respectively.

Following is a summary of stock options for fiscal year 2009:

		Weighted-Average	Aggregate
	Number of	Exercise Price Per	Intrinsic	Weighted-Average
	Options	Share	Value	Remaining Term

Outstanding at October 31, 2008	1,645	$36.75
Granted	392	$28.74
Exercised	(101)	$30.25
Forfeited or expired	(137)	$37.71

Outstanding at October 31, 2009	1,799	$35.30	$31,488	5.8 years

Vested at October 31, 2009 or expected to vest	1,750	$35.25	$30,716	5.7 years
Exercisable at October 31, 2009	1,094	$33.23	$21,390	4.3 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$20 — $25	$26 — $30	$31 — $39	$40 — $56

Number outstanding	173	787	423	416
Weighted-average remaining contractual life, in years	2.0	5.8	5.6	7.6
Weighted-average exercise price	$23.06	$28.21	$38.05	$51.02
Number exercisable	173	437	337	147
Weighted-average exercise price	$23.06	$27.78	$37.99	$50.46

As of October 31, 2009, there was $5,710 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.

Notes to Consolidated Financial Statements — (Continued)

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

	2009	2008

Expected volatility	.404-.408	.261-.336
Expected dividend yield	1.36%	1.41-1.46%
Risk-free interest rate	1.58-1.76%	2.89-3.62%
Expected life of the option (in years)	5.4-6.2	5.3-6.1

The weighted-average expected volatility used to value the fiscal year 2009 options was .405. The weighted-average expected volatility and weighted-average expected dividend yield used to value the fiscal year 2008 options were .262 and 1.41 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during fiscal years 2009, 2008 and 2007 was $10.62, $14.10 and $15.83, respectively.

The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $2,024, $30,589 and $13,892, respectively. Cash received from the exercise of stock options for fiscal years 2009, 2008 and 2007 was $2,986, $16,135 and $9,264, respectively. The tax benefit realized from tax deductions from exercises for fiscal years 2009, 2008 and 2007 was $285, $9,002 and $4,269, respectively.

Stock appreciation rights — We may grant stock appreciation rights to employees. A stock appreciation right provides for a payment equal to the excess of the fair market value of a common share when the right is exercised over its value when the right was granted. There were no stock appreciation rights outstanding during fiscal years 2009, 2008 and 2007.

Nonvested (restricted) stock — We may grant nonvested (restricted) stock to our employees and directors. These shares may not be disposed of for a designated period of time (generally six months to five years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s retirement, disability or death prior to the lapse of any restrictions. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, restrictions lapse upon the retirement, disability or death of the non-employee director. Termination of service as a director for any other reason prior to the lapse of any restrictions results in a pro-rata forfeiture of shares.

As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes fiscal year 2009 activity related to nonvested stock:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Nonvested at October 31, 2008	52	$42.79
Granted	13	$29.47
Vested	(41)	$40.69
Forfeited	(1)	$52.91

Nonvested at October 31, 2009	23	$38.49

As of October 31, 2009, there was $272 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.1 years. The amount charged to expense related to nonvested stock was $507, $886 and $1,403 in fiscal years 2009, 2008 and 2007, respectively.

Employee stock purchase rights — We may grant stock purchase rights to our employees. These rights permit eligible employees to purchase a limited number of common shares at a discount from fair market value. No stock purchase rights were outstanding during fiscal years 2009, 2008 and 2007.

Deferred directors compensation — Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Outstanding at October 31, 2008	118	$28.46
Deferrals	6	$39.99
Restricted stock units vested	6	$48.77
Dividend equivalents	3	$35.58
Distributions	(6)	$18.74

Outstanding at October 31, 2009	127	$30.51

The following is a summary of the activity related to deferred director compensation during fiscal year 2009:

The amount charged to expense related to this plan was $333, $305 and $365 in fiscal years 2009, 2008 and 2007, respectively.

Long-Term Incentive Compensation Plan — Under the Long-Term Incentive Compensation Plan (LTIP), executive officers and selected other key employees receive cash or stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain threshold performance objectives are exceeded.

For the fiscal year 2007-2009, the fiscal year 2008-2010 and the fiscal year 2009-2011 performance periods, payouts, if any, will be in common shares. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the value of our common shares on the date of grant. This value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009 and was $50.74 per share for both the executive officer and the selected other employees groups for fiscal year 2008. The values of our common shares on the date of grant were $46.74 and $53.77 for the executive officer group and $46.88 per share for the selected other employees. These performance-based equity grants are recorded in shareholders’ equity. As performance did not meet the threshold, there will be no payout for the fiscal year 2007-2009 performance period. There was no cumulative amount recorded in

Notes to Consolidated Financial Statements — (Continued)

shareholders’ equity at October 31, 2009. The amount at October 31, 2008 was $9,483. There was $5,014 credited to expense attributable to all LTIP performance periods for executive officers and selected other employees for fiscal year 2009. For fiscal years 2008 and 2007, the amounts charged to expense were $4,762 and $3,131, respectively.

Shares reserved for future issuance — At October 31, 2009, there were 74,542 of common shares reserved for future issuance through the exercise of outstanding options or rights.

Note 13 —	Severance and restructuring costs

In September 2008, a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in North America and Europe was announced. In response to the continuing economic crisis, additional cost reduction actions were taken in fiscal year 2009. It is anticipated that the total severance and related costs of these actions will be approximately $23,000 of which $5,561 occurred in fiscal year 2008 and $16,396 occurred in fiscal year 2009. The remainder will occur in fiscal year 2010. The severance costs are recorded in the Corporate segment.

In March 2007, we announced that the Adhesive Dispensing Systems segment manufacturing operation located in Talladega, Alabama would be closed and production activities would be moved to other facilities that are closer to supplier locations. Total severance costs were $493 and were recorded over the future service period of April 2007 through March 2008.

In April 2006, we realigned the management of the Adhesive Dispensing Systems segment. These actions better positioned the segment to achieve growth objectives.

In October 2005, we began a number of restructuring actions to improve performance and reduce costs in the Industrial Coating Systems segment. These actions, which included operational consolidations and personnel reductions, were completed in the fourth quarter of fiscal year 2006. As a result of these actions, resources are more effectively aligned with shifting patterns of global demands, enabling the segment to operate both with lower costs and better capability to serve customers in the faster growing emerging markets.

The following table summarizes activity in the severance and restructuring accruals during fiscal years 2007, 2008 and 2009:

		Adhesive	Adhesive	Industrial
	Cost Reduction	Dispensing	Dispensing	Coating
	Actions - 2008	Systems -	Systems-	Systems -
	and 2009	2007 Action	2006 Action	2005 Action	Total

Accrual balance at October 31, 2006	$—	$—	$31	$49	$80
Additions/adjustments to accrual	—	433	(23)	(1)	409
Payments	—	(30)	(8)	(48)	(86)

Accrual balance at October 31, 2007	—	403	—	—	403
Additions/adjustments to accrual	5,561	60	—	—	5,621
Payments	(1,053)	(463)	—	—	(1,516)
Currency effects	(25)	—	—	—	(25)

Accrual balance at October 31, 2008	4,483	—	—	—	4,483
Additions/adjustments to accrual	16,396	—	—	—	16,396
Payments	(18,732)	—	—	—	(18,732)
Currency effects	81	—	—	—	81

Accrual balance at October 31, 2009	$2,228	$—	$—	$—	$2,228

Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results after the respective dates of acquisitions are included in the Consolidated Statement of Income.

Fiscal year 2008 acquisitions

On October 1, 2008, we acquired certain assets of Wachter Paul & Co., Dosier-Klebetechnik, a Swiss distributor of our EFD product line.

On August 1, 2008, we acquired 100 percent of the outstanding shares of MLT Systems Holdings (Pty) Ltd. and its subsidiary, MLT Application Systems (Pty) Ltd. (MLT) of Cape Town, South Africa. MLT was the exclusive distributor of our products in South Africa since 1989. The amount of goodwill resulting from the purchase of MLT was $535.

On May 26, 2008, we acquired the remaining 51 percent interest in our South Korea joint venture. Purchase accounting was applied to the acquisition of the remaining interest, with the $2,485 difference between the purchase price and the carrying value of our investment recorded as goodwill. The joint venture was previously consolidated in accordance with current accounting standards. The wholly-owned subsidiary operates as Nordson Korea.

Fiscal year 2007 acquisition — Dage Holdings, Limited

On December 14, 2006, we acquired 100 percent of the outstanding shares of Dage Holdings, Limited (Dage), a leading manufacturer of testing and inspection equipment used in the semiconductor and printed circuit board industries headquartered in the United Kingdom. The purchase of Dage fits our strategy of acquiring companies with above-average growth in markets currently served. The fair values of long-lived tangible and intangible assets were based on appraised values. Cash and existing lines of credit were used for the purchase.

The allocation of the purchase price and goodwill are shown in the table below.

Fair values:
Assets acquired	$49,489
Liabilities assumed	(33,196)
Intangible assets subject to amortization	32,105
Intangible assets not subject to amortization	9,651
Goodwill	172,365

Purchase price	230,414
Less cash acquired	(3,222)

Net cash paid	$227,192

The intangible assets subject to amortization include customer relationships of $14,561 and patents of $17,544 that are being amortized over 10 to 15 years. The intangible assets not subject to amortization consist primarily of trademarks and trade names. None of the goodwill related to the purchase of Dage is tax deductible.

As discussed in Note 17, impairment charges related to the Dage goodwill and trademark and trade name assets were recorded in fiscal year 2009.

Notes to Consolidated Financial Statements — (Continued)

Pro forma financial information

The following unaudited pro forma financial information for fiscal year 2007 assumes the acquisition occurred as of the beginning of the year, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of Dage been effected on the date indicated, nor are they necessarily indicative of our future results of operations.

Sales	$999,601
Net income	$88,781
Basic earnings per share	$2.65
Diluted earnings per share	$2.60

Other fiscal year 2007 acquisitions

On April 1, 2007, we acquired 100 percent of the partnership interest of PICO Dosiertechnik GmbH & Co. KG and 100 percent of the outstanding shares of PICO Dostec GmbH (Picodostec), a leading manufacturer of piezoelectric technology dispensing systems that dispense adhesives and other performance materials at very high speeds in an extremely accurate manner. Picodostec’s products are used predominately in the electronics, medical device, packaging, pharmaceutical, food, chemical and automotive industries.

On April 30, 2007, we acquired 100 percent of the outstanding shares of YESTech, Inc., a leading provider of Automated Optical Inspection (AOI) and X-Ray inspection systems used in the production of printed circuit board assemblies and semiconductor packages.

On August 23, 2007, we acquired 100 percent ownership in TAH Industries, a manufacturer of motionless mixer dispensing systems for two-component adhesives and sealants. TAH specializes in the design and production of disposable plastic mixers and cartridge dispense systems, meter mix dispense valves and accessories. Their products are used primarily in the dental, construction, automotive, life science, food, DIY, marine and aerospace industries.

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

The fair values of long-lived tangible and intangible assets were based on appraised values. The intangible assets subject to amortization include customer relationships of $9,680, non-compete agreements of $1,760 and patents of $5,700 that are being amortized over four to 15 years. The intangible assets not subject to amortization consist of trademarks and trade names. The tax-deductible amount of goodwill related to Picodostec, YESTech and TAH acquisitions was $30,835. Assuming these acquisitions had taken place at the beginning of fiscal year 2007, proforma results would not have been materially different.

Notes to Consolidated Financial Statements — (Continued)

As discussed in Note 17, impairment charges related to the goodwill and trademark and trade name assets for these acquisitions were recorded in fiscal year 2009.

All fiscal year 2007 acquisitions are reported in the Advanced Technology Systems segment.

Note 15 —	Supplemental information for the statement of cash flows

	2009	2008	2007

Cash operating activities:
Interest paid	$7,986	$17,633	$21,506
Income taxes paid	24,893	45,089	40,362
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$3,257	$6,886	$8,508
Capitalized lease obligations terminated	2,376	1,024	1,149
Shares acquired and issued through exercise of stock options	73	4,682	6,192
Non-cash assets and liabilities of businesses acquired:
Working capital	$—	$1,082	$30,664
Property, plant and equipment	—	112	14,151
Intangibles and other long-term assets	—	4,271	301,778
Long-term debt and other liabilities	—	(766)	(21,348)

	$—	$4,699	$325,245

Note 16 —	Operating segments and geographic area data

We conduct business across three primary operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the cost reduction program that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

No single customer accounted for five percent or more of sales in fiscal years 2009, 2008 or 2007.

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments:

	Adhesive		Advanced		Industrial
	Dispensing		Technology		Coating		Corporate		Total

Year ended October 31, 2009
Net external sales	$460,746		$248,827		$109,592		$—		$819,165
Depreciation	9,087		7,294		3,300		6,629		26,310
Operating profit	127,589		(214,373	)(a)	(7,303	)(a)	(33,720	)(b)	(127,807)
Identifiable assets(c)	226,904		451,300		50,072		168,686	(d)	896,962
Expenditures for long-lived assets	1,922		7,097		857		2,638		12,514
Year ended October 31, 2008
Net external sales	$580,711		$367,366		$176,752		$—		$1,124,829
Depreciation	9,391		7,613		3,897		5,539		26,440
Operating profit	145,390	(e)	61,764		11,015		(27,831	)(b)	190,338
Identifiable assets(c)	248,782		700,767		69,897		149,819	(d)	1,169,265
Expenditures for long-lived assets	5,320		14,278		3,285		3,503		26,386
Year ended October 31, 2007
Net external sales	$509,568		$300,719		$183,362		$—		$993,649
Depreciation	8,890		5,737		3,987		5,170		23,784
Operating profit	118,206	(e)	40,480		17,615		(24,159)		152,142
Identifiable assets(c)	257,121		685,381		73,061		196,772	(d)	1,212,335
Expenditures for long-lived assets	13,548		9,097		3,669		4,703		31,017

(a)	Includes goodwill and long-lived asset impairments of $239,427 in the Advanced Technology segment and $3,616 in the Industrial Coating segment.

(b)	Includes $16,396 of severance and restructuring charges in fiscal year 2009 and $5,561 in fiscal year 2008.

(c)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(d)	Corporate assets are principally cash and cash equivalents, deferred income taxes, investments, capital leases, headquarter facilities, the major portion of our domestic enterprise management system, and intangible assets.

(e)	Includes $60 of severance and restructuring charges in fiscal year 2008 and $410 in fiscal year 2007.

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2009	2008	2007

Net external sales
United States	$235,295	$315,553	$304,834
Americas	59,900	76,860	73,564
Europe	295,952	431,583	363,385
Japan	81,944	110,891	98,233
Asia Pacific	146,074	189,942	153,633

Total net external sales	$819,165	$1,124,829	$993,649

Long-lived assets
United States	$79,675	$89,618	$87,076
Americas	1,703	1,571	1,936
Europe	15,329	18,695	22,844
Japan	3,257	3,457	3,085
Asia Pacific	18,327	20,502	17,996

Total long-lived assets	$118,291	$133,843	$132,937

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2009	2008	2007

Total profit (loss) for reportable segments	($127,807)	$190,338	$152,142
Interest expense	(7,771)	(16,714)	(21,542)
Interest and investment income	492	1,250	1,505
Other-net	7,895	4,914	3,617

Income (loss) before income taxes	($127,191)	$179,788	$135,722

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2009	2008	2007

Total assets for reportable segments	$896,962	$1,169,265	$1,212,335
Customer advance payments	8,807	7,521	10,564
Eliminations	(15,095)	(10,117)	(11,059)

Total consolidated assets	$890,674	$1,166,669	$1,211,840

Note 17 —	Goodwill and other intangible assets

Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. The number of reporting units tested for goodwill impairment increased in fiscal year 2009 as we tested one level below one of our three operating segments as a result of the impact of the global economic downturn. For fiscal year 2009, reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment, and one level below the operating segment for the Advanced Technology Systems segment.

Notes to Consolidated Financial Statements — (Continued)

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a fair value using a discounted cash flow valuation methodology and compare the result against the carrying value for net assets of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in fiscal year 2009, the second step of the goodwill impairment test was performed and we recognized an impairment charge related to a reduction in the carrying value of goodwill in the amount of $232,789, relating to six reporting units as follows: Dage $166,916, Picodostec $7,530, YESTech $26,149, March Plasma Systems $16,449, UV Curing $12,129, and Industrial Coating Systems $3,616.

Changes in the carrying amount of goodwill during fiscal year 2009 by operating segment follows:

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating	Total

Balance at October 31, 2008	$32,886	$535,502	$3,545	$571,933
Adjustments	8	—	—	8
Impairments	—	(229,173)	(3,616)	(232,789)
Currency effect	956	1,583	71	2,610

Balance at October 31, 2009	$33,850	$307,912	$—	$341,762

Information regarding intangible assets subject to amortization follows:

	October 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$20,983	$5,242	$15,741
Customer relationships	25,402	5,689	19,713
Noncompete agreements	5,935	4,223	1,712
Core/developed technology	2,788	1,888	900
Trade name	890	—	890
Other	638	620	18

Total	$56,636	$17,662	$38,974

	October 31, 2008
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$20,882	$3,628	$17,254
Customer relationships	24,166	3,330	20,836
Noncompete agreements	5,766	3,318	2,448
Core/developed technology	2,788	1,654	1,134
Other	1,117	1,063	54

Total	$54,719	$12,993	$41,726

Notes to Consolidated Financial Statements — (Continued)

Indefinite-lived intangible assets are trademarks and trade names associated with Dage, Picodostec, YESTech and TAH Industries. Indefinite-lived intangible assets are not subject to amortization and need to be tested for impairment annually or more often if indications of impairment exist. Testing is performed at the component level with which the asset is associated. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. After an impairment charge is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment charge is prohibited.

The common valuation technique for trademark and trade names is the “relief from royalty method.” The theory is that these assets relieve the owner from having to pay a hypothetical royalty attributable to an exclusive license for selling products under the trademark or trade name. The value of the hypothetical exclusive license is based upon the present value of a stream of hypothetical royalty payments, using assumptions for revenue growth (the same as for goodwill testing), discount rates (slightly more risk premium than for goodwill testing), royalty rates (based on market data), and tax amortization benefits (based upon statutory guidance).

The conclusion of this testing resulted in impairment charges totaling $8,282 as follows by reporting unit: Dage $5,365, Picodostec $157, YESTech $350, and TAH Industries $2,410. The charge for the TAH trade name is due to our branding program, under which TAH product lines are being integrated into and marked as “Nordson EFD” over the next several years. Accordingly, the TAH trade name has been converted to a finite-lived asset.

At October 31, 2009 and 2008, $3,170 and $12,148, respectively, of trademark and trade name intangible assets were not subject to amortization.

Amortization expense for fiscal years 2009 and 2008 was $5,100 and $5,797, respectively. Estimated amortization expense for each of the five succeeding fiscal years follows:

Fiscal Year	Amounts

2010	$5,371
2011	$4,919
2012	$4,349
2013	$3,948
2014	$3,358

Note 18 —	Fair value measurements

In the first quarter of fiscal year 2009, we adopted a FASB statement regarding fair value measurements with respect to financial instruments. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The adoption did not impact our results of operations or financial position. In February 2008, the FASB issued an update that permits a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at October 31, 2009:

	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust(a)	$13,126	$—	$13,126	$—
Forward exchange contracts(b)	4,028	—	4,028	—

Total assets at fair value	$17,154	$—	$17,154	$—

Liabilities:
Deferred compensation plans(c)	$20,057	$20,057	$—	$—
Forward exchange contracts(b)	345	—	345	—

Total liabilities at fair value	$20,402	$20,057	$345	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100 percent of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

We had no financial assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2009.

Note 19 —	Quarterly financial data (unaudited)

	First	Second	Third	Fourth

Fiscal year 2009:
Sales	$186,608	$188,840	$206,273	$237,444
Gross margin	107,237	102,883	121,737	137,069
Net income (loss)	11,156	13,843	23,979	(209,033)
Earnings (loss) per share:
Basic	.33	.41	.71	(6.22)
Diluted	.33	.41	.71	(6.22)
Fiscal year 2008:
Sales	$244,689	$294,116	$288,362	$297,662
Gross margin	139,859	165,873	162,439	162,264
Net income	21,339	33,049	32,370	30,746
Earnings per share:
Basic	.63	.99	.95	.91
Diluted	.62	.97	.93	.90

The sum of the per-share amounts for the four quarters of fiscal years 2009 and 2008 do not equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

Notes to Consolidated Financial Statements — (Continued)

Pre-tax goodwill and long-lived asset impairments of $243,043 were recognized in the fourth quarter of fiscal year 2009.

During the first quarter of fiscal year 2009, a gain of $5,036 related to the sale of real estate was recorded. Pretax severance and restructuring costs of $8,064, $5,054, $977 and $2,301 were recognized in the first, second, third and fourth quarters, respectively, of fiscal year 2009.

Pretax severance and restructuring costs of $92, $(32), $240 and $5,321 were recognized in the first, second, third and fourth quarters, respectively, of fiscal year 2008.

Note 20 —	Contingencies

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (PRPs) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.

The Feasibility Study / Remedial Investigation for this project was completed and approved by the Wisconsin Department of Natural Resources (WDNR) in September 2006. In the fourth quarter of fiscal year 2007, the PRPs signed an Environmental Repair Contract with the WDNR. At that time, the estimated cost to us for Site remediation, constructing a potable water delivery system and ongoing operation, maintenance and monitoring (OM&M) at the Site and the impacted area down gradient of the Site over the statutory monitoring period of 30 years was $3,008. At October 31, 2007, we recorded $1,858 in other current liabilities, and the remaining amount of $1,150 was classified as long-term. During fiscal year 2008, $1,858 was paid in fulfillment of our obligation to fund a portion of the estimated cost of site remediation, construction of the potable water delivery system and one year of OM&M. During fiscal year 2009, an additional payment of $265 was made, leaving a balance for the remaining OM&M obligation of $885. This amount was reported in other long-term liabilities at October 31, 2009.

During fiscal year 2008, agreements were reached with seven insurance companies that resulted in reimbursement to us of $1,863 for costs related to this remediation project. The reimbursements are recorded as offsets to selling and administrative expenses.

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

Note 21 —	Subsequent events

Effective with the third quarter of fiscal year 2009, we adopted a FASB statement that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after October 31, 2009 through December 18, 2009, the date we issued these financial statements. During this period we did not have any material recognizable or non-recognizable subsequent events.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2009.

Nordson’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of our internal control over financial reporting as of October 31, 2009. This report is included herein.

/s/ Edward P. Campbell	/s/ Gregory A. Thaxton

Chairman of the Board, President and	Vice President, Chief Financial Officer
Chief Executive Officer	December 18, 2009
December 18, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nordson Corporation and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009 of Nordson Corporation and our report dated December 18, 2009 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 18, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) and (c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation and subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the recognition and measurement date provisions, respectively, originally issued in FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment to FAS 87, 88, 106 and 132(R)” (codified in FASB ASC Topic 715, “Compensation — Retirement Benefits”) effective October 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nordson Corporation’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2009 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 18, 2009

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (chairman, president and chief executive officer) and the principal financial officer (vice president, chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2009. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2009 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Executive Officers of the Company.”

We have adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on our Web site at http://www.nordson.com/Corporate/Governance/. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the captions “Directors Compensation for Fiscal Year 2009,” “Summary Compensation for Fiscal Year 2009,” “Grants of Plan-Based Awards for Fiscal Year 2009,” “Option Exercises and Stock Vested for Fiscal Year 2009,” “Pension Benefits for Fiscal Year 2009,” “Nonqualified Deferred Compensation for Fiscal Year 2009” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Ownership of Nordson Common Shares” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Equity Compensation Table
The following table sets forth information regarding equity compensation plans in effect as of October 31, 2009.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	1,799	$35.30	842
Equity compensation plans not approved by security holders	—	—	—

Total	1,799	$35.30	842

The number of Common Shares available for grant is 2.5 percent of the number of Common Shares outstanding as of the first day of each fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

William D. Ginn, a director of Nordson, is a retired partner with the law firm of Thompson Hine LLP. Thompson Hine LLP has in the past provided and continues to provide legal services to us.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Independent Auditors” in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1). Financial Statements
The financial statements listed in the accompanying index to financial statements are included in Part II, Item 8.

(a)(2) and (c). Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2009.

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

Date: December 18, 2009

By:
/s/  Gregory A. Thaxton
Gregory A. Thaxton
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Edward P. Campbell Edward P. Campbell Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 18, 2009

/s/ Gregory A. Thaxton Gregory A. Thaxton Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 18, 2009

/s/ Randolph W. Carson Randolph W. Carson Director	December 18, 2009

/s/ William D. Ginn William D. Ginn Director	December 18, 2009

/s/ Stephen R. Hardis Stephen R. Hardis Director	December 18, 2009

/s/ Dr. David W. Ignat Dr. David W. Ignat Director	December 18, 2009

/s/ Joseph P. Keithley Joseph P. Keithley Director	December 18, 2009

/s/ William P. Madar William P. Madar Director	December 18, 2009

Signatures — Continued

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr. Director	December 18, 2009

/s/ Mary G. Puma Mary G. Puma Director	December 18, 2009

/s/ William L. Robinson William L. Robinson Director	December 18, 2009

/s/ Benedict P. Rosen Benedict P. Rosen Director	December 18, 2009

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Assumed				Balance
	Beginning	from	Charged to		Currency	at End
	of Year	Acquisitions	Expense	Deductions	Effects	of Year

Allowance for Doubtful Accounts
Fiscal 2007	$3,665	229	1,147	1,089	350	$4,302
Fiscal 2008	$4,302	—	413	1,393	(255)	$3,067
Fiscal 2009	$3,067	—	1,998	1,654	317	$3,728
Inventory Obsolescence and Other Reserves
Fiscal 2007	$8,576	2,156	2,896	2,252	989	$12,365
Fiscal 2008	$12,365	60	5,492	3,092	(1,692)	$13,133
Fiscal 2009	$13,133	—	5,654	4,234	1,187	$15,740
Warranty Accrual
Fiscal 2007	$4,917	603	5,702	5,845	480	$5,857
Fiscal 2008	$5,857	—	6,070	6,048	(543)	$5,336
Fiscal 2009	$5,336	—	3,824	4,913	340	$4,587

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$400 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 16, 2007)
4-b	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)
4-c	Note Purchase and Private Shelf Agreement dated February 22, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)
(10)	Material Contracts
10-a	Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-1 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-b-2	Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-a to Registrant’s Form 8-K dated December 16, 2008)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)*
10-d-3	Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-c to Registrant’s Form 8-K dated December 16, 2008)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-2 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-e-3	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-b to Registrant’s Form 8-K dated December 16, 2008)*

Index to Exhibits — Continued

Exhibit
Number	Description

10-f	Employment Agreement between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-f to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 Agreement (incorporated herein by reference to Exhibit 10-g to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008)*
10-g-1	Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated February 25, 2008)*
10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-2	Amended Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated December 16, 2008)*
10-h-3	Supplemental Pension and Severance Benefits Arrangement with Edward P. Campbell between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 8-K dated December 16, 2008)*
10-h-4	Form of Employment Agreement (Change in Control) between the Registrant and Officers — excluding Edward P. Campbell (incorporated herein by reference to Exhibit 10-h-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004)*
10-h-5	Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated December 16, 2008)*
10-i	Stock Redemption Agreement between the Registrant and Russell L. Bauknight dated August 26, 2005 (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
10-j	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-3 to Registrant’s Form 10-Q for the quarter ended January 30, 2005)*
10-l	Stock Purchase Agreement between John Greasley, Nordson Corporation and Dage Holdings Limited (incorporated herein by reference to Exhibit 99.3(b) to Registrant’s Form 8-K dated December 19, 2006)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.