Form 10-Q
period 2010-01-31
NORDSON CORP
filed 2010-03-11
CIK 72331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2010: 33,847,770

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

Three months ended
(In thousands, except for per share data)	January 31, 2010	January 31, 2009

Sales	$220,589	$186,608

Operating costs and expenses:
Cost of sales	88,914	79,371
Selling and administrative expenses	94,874	86,098
Severance and restructuring costs	531	8,064

	184,319	173,533

Operating profit	36,270	13,075

Other income (expense):
Interest expense	(1,456)	(2,753)
Interest and investment income	275	162
Other — net	319	6,679

	(862)	4,088

Income before income taxes	35,408	17,163

Income taxes	8,676	6,007

Net income	$26,732	$11,156

Average common shares	33,665	33,526
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	459	20

Average common shares and common share equivalents	34,124	33,546

Basic earnings per share	$0.79	$0.33

Diluted earnings per share	$0.78	$0.33

Dividends declared per share	$0.19	$0.1825

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

(In thousands)	January 31, 2010	October 31, 2009

Assets
Current assets:
Cash and cash equivalents	$28,468	$18,781
Marketable securities	913	43
Receivables	170,352	191,201
Inventories	105,234	97,636
Deferred income taxes	30,906	29,756
Prepaid expenses	10,855	9,254

Total current assets	346,728	346,671

Property, plant and equipment — net	115,875	118,291
Goodwill	346,298	341,762
Other intangible assets — net	46,887	42,144
Deferred income taxes	15,421	18,119
Other assets	25,280	23,687

	$896,489	$890,674

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$2,099	$1,287
Accounts payable	31,996	33,368
Income taxes payable	6,279	12,347
Accrued liabilities	105,313	92,285
Customer advanced payments	9,623	8,807
Current maturities of long-term debt	4,290	4,290
Current obligations under capital leases	4,073	4,038

Total current liabilities	163,673	156,422

Long-term debt	137,260	152,260
Other liabilities	211,421	212,016

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	244,764	241,494
Retained earnings	676,421	656,086
Accumulated other comprehensive loss	(67,808)	(55,470)
Common shares in treasury, at cost	(481,495)	(484,387)

Total shareholders’ equity	384,135	369,976

	$896,489	$890,674

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Three months ended
(In thousands)	January 31, 2010	January 31, 2009

Cash flows from operating activities:
Net income	$26,732	$11,156
Depreciation and amortization	7,705	7,906
Non-cash stock compensation	1,376	(3,020)
Deferred income taxes	(204)	1,811
Other non-cash expense	1,081	1,280
Loss (gain) on sale of property, plant and equipment	46	(4,888)
Tax benefit from the exercise of stock options	(2,246)	(12)
Changes in operating assets and liabilities	14,961	14,001

Net cash provided by operating activities	49,451	28,234

Cash flows from investing activities:
Additions to property, plant and equipment	(1,716)	(5,629)
Proceeds from sale of property, plant and equipment	13	8,443
Purchase of business, net of cash acquired	(18,609)	—
Proceeds from sale of (purchases of) marketable securities	(865)	5

Net cash provided by (used in) investing activities	(21,177)	2,819

Cash flows from financing activities:
Proceeds from short-term borrowings	1,014	1,458
Repayment of short-term borrowings	(59)	(30,219)
Proceeds from long-term debt	5,000	35,000
Repayment of long-term debt	(20,000)	(15,000)
Repayment of capital lease obligations	(1,283)	(1,499)
Issuance of common shares	3,731	112
Purchase of treasury shares	(1,190)	(6,971)
Tax benefit from the exercise of stock options	2,246	12
Dividends paid	(6,398)	(6,112)

Net cash used in financing activities	(16,939)	(23,219)
Effect of exchange rate changes on cash	(1,648)	(453)

Increase in cash and cash equivalents	9,687	7,381
Cash and cash equivalents:
Beginning of year	18,781	11,755

End of quarter	$28,468	$19,136

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2010
NOTE REGARDING AMOUNTS
In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2009.
2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.
4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.
5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended January 31, 2010 and 2009, the number of options excluded from the calculation of diluted earnings per share was 35 and 929, respectively.
7.	Recently issued accounting standards. In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permitted a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred portion of the standard as of November 1, 2008 and the deferred portion of the standard as of November 1, 2009. The adoptions did not impact our results of operations or financial position.
In December 2007, the FASB issued a standard that provides greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. We adopted this standard as of November 1, 2009, and the adoption did not have a material impact on our results of operations or financial position. The future impact will depend on the nature and significance of future acquisitions.
In December 2007, the FASB issued a pronouncement that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this pronouncement as of November 1, 2009. The impact of adoption will depend on future transactions. To date, there was no impact of the adoption on our results of operations or financial position.
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

Nordson Corporation
8.	Inventories. At January 31, 2010 and October 31, 2009, inventories consisted of the following:

(In thousands)	January 31, 2010	October 31, 2009

Finished goods	$66,679	$63,289
Work-in-process	15,238	11,607
Raw materials and finished parts	47,945	46,263

	129,862	121,159
Obsolescence and other reserves	(16,683)	(15,740)
LIFO reserve	(7,945)	(7,783)

	$105,234	$97,636

9.	Goodwill and other intangible assets. Changes in the carrying amount of goodwill for the three months ended January 31, 2010 by operating segment are as follows:

	Adhesive	Advanced
	Dispensing	Technology	Industrial
(In thousands)	Systems	Systems	Coating Systems	Total

Balance at October 31, 2009:
Goodwill	$33,850	$537,085	$3,616	$574,551
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	33,850	307,912	—	341,762
Acquisitions	—	5,292	—	5,292
Currency effect	(341)	(415)	—	(756)
Balance at January 31, 2010:
Goodwill	33,509	541,962	3,616	579,087
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	$33,509	$312,789	$—	$346,298

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2010
		Accumulated
(In thousands)	Carrying Amount	Amortization	Net Book Value
Patent costs	$20,478	$5,574	$14,904
Customer relationships	30,397	6,165	24,232
Non-compete agreements	6,555	4,417	2,138
Core/developed technology	2,788	1,947	841
Trade name	1,736	72	1,664
Other	592	576	16

Total	$62,546	$18,751	$43,795

	October 31, 2009
		Accumulated
(In thousands)	Carrying Amount	Amortization	Net Book Value
Patent costs	$20,983	$5,242	$15,741
Customer relationships	25,402	5,689	19,713
Noncompete agreements	5,935	4,223	1,712
Core/developed technology	2,788	1,888	900
Trade name	890	—	890
Other	638	620	18

Total	$56,636	$17,662	$38,974

At January 31, 2010 and October 31, 2009, $3,092 and $3,170, respectively, of trademark and trade name intangible assets were not subject to amortization.
Amortization expense for the three months ended January 31, 2010 and 2009 was $1,449 and $1,255, respectively.

Nordson Corporation
10.	Comprehensive income. Comprehensive income for the three months ended January 31, 2010 and 2009 is as follows:

(In thousands)	January 31, 2010	January 31, 2009

Net income	$26,732	$11,156
Foreign currency translation adjustments	(15,807)	(4,724)
Remeasurement of supplemental pension liability	(2,746)	(3,213)
Settlement loss	5,014	800
Amortization of prior service cost and net actuarial losses	1,201	111

Comprehensive income	$14,394	$4,130

Accumulated other comprehensive loss at January 31, 2010 consisted of $92,839 of pension and postretirement benefit plan adjustments offset by $25,031 of net foreign currency translation adjustments. At January 31, 2009, accumulated other comprehensive income consisted of net foreign currency translation adjustments of $4,125 and $43,696 of pension and postretirement benefit plan adjustments. Activity for the three months ended January 31, 2010 and 2009 is as follows:

(In thousands)	January 31, 2010	January 31, 2009

Beginning balance	$(55,470)	$(40,795)
Current-period change	(12,338)	(7,026)

Ending balance	($67,808)	($47,821)

11.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year.
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
We recognized compensation expense of $535 in the three months ended January 31, 2010, and $824 in the three months ended January 31, 2009.

Nordson Corporation
The following table summarizes activity related to stock options for the three months ended January 31, 2010:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
(In thousands, except for per share data)	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2009	1,799	$35.30
Granted	183	$55.82
Exercised	(208)	$29.30
Forfeited or expired	(154)	$37.41

Outstanding at January 31, 2010	1,620	$38.19	$29,887	6.1 years

Vested or expected to vest at January 31, 2010	1,579	$38.03	$29,373	6.0 years

Exercisable at January 31, 2010	1,112	$35.41	$23,504	4.9 years
At January 31, 2010, there was $7,114 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.3 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2010	January 31, 2009

Expected volatility	.429-.442	.404-.408
Expected dividend yield	1.35-1.40%	1.36%
Risk-free interest rate	2.27-3.18%	1.58-1.76%
Expected life of the option (in years)	5.4-6.3	5.4-6.2
The weighted-average expected volatility used to value the fiscal year 2010 options was .436. The weighted-average expected volatility used to value the fiscal year 2009 options was .405. The weighted-average dividend yield used to value the fiscal year 2010 options was 1.39%.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the three months ended January 31, 2010 and 2009 was $22.16 and $10.62, respectively.
The total intrinsic value of options exercised during the three months ended January 31, 2010 and 2009 was $6,768 and $48, respectively. Cash received from the exercise of stock options was $3,731 for the three months ended January 31, 2010 and $112 for the three months ended January 31, 2009. The tax benefit realized from tax deductions from exercises was $2,246 for the three months ended January 31, 2010 and $12 for the three months ended January 31, 2009.

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
The following table summarizes activity related to nonvested shares during the three months ended January 31, 2010:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Nonvested shares at October 31, 2009	23	$38.49
Granted	17	$56.10
Vested	(10)	$46.73
Forfeited	—	—

Nonvested shares at January 31, 2010	30	$45.70

As of January 31, 2010, there was $1,049 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.2 years. The amount charged to expense related to nonvested common shares was $179 in the three months ended January 31, 2010 and $127 in the three months ended January 31, 2009.
Directors Deferred Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2010:

		Weighted-Average
	Number of	Grant Date Fair
(In thousands, except for per share data)	Shares	Value

Outstanding at October 31, 2009	127	$30.51
Granted	1	$56.54
Restricted stock units vested	5	$52.91
Dividend equivalents	1	$63.06
Distributions	(2)	$23.70

Outstanding at January 31, 2010	132	$31.83

The amount charged to expense related to this plan was $100 in the three months ended January 31, 2010, and $77 in the three months ended January 31, 2009.

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
The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $52.19 per share for both the executive officer and the selected other employees groups for fiscal year 2010. The value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009. In the three months ended January 31, 2010, $467 was charged to expense. The amount credited to expense related to the LTIP for these performance periods was $4,111 in the three months ended January 31, 2009. The cumulative amount recorded in shareholders’ equity at January 31, 2010 was $467.
12.	Warranty Accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2010 and 2009:

Three months ended
(In thousands)	January 31, 2010	January 31, 2009

Beginning balance	$4,587	$5,336
Warranty assumed from acquisition	60	—
Accruals for warranties	1,394	830
Warranty payments	(925)	(1,062)
Currency effect	(124)	(65)

Ending balance	$4,992	$5,039

Nordson Corporation
13.	Severance and restructuring costs. Cost reduction activities were taken in the fourth quarter of fiscal year 2008, fiscal year 2009 and in the first quarter of fiscal year 2010 primarily in response to economic conditions and to improve operating efficiencies. It is anticipated that the total severance and related costs of these actions will be approximately $23,000 of which $5,561 occurred in fiscal year 2008, $16,396 occurred in fiscal year 2009, and $531 occurred in the first quarter of fiscal year 2010. The remainder will occur over the last three quarters of fiscal year 2010. The severance costs were recorded in the Corporate segment.
The following table summarizes activity in the severance and restructuring accruals during the three months ended January 31, 2010:

(In thousands)

Accrual balance at October 31, 2009	$2,228
Amount accrued	531
Payments	(864)
Currency effect	(110)

Accrual balance at January 31, 2010	$1,785

14.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the operating margin improvement action that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2009.

Nordson Corporation
The following table presents information about our reportable segments:

	Adhesive	Advanced
	Dispensing	Technology	Industrial
(In thousands)	Systems	Systems	Coating Systems	Corporate		Total

Three months ended January 31, 2010
Net external sales	$117,013	$76,924	$26,652	$—		$220,589
Operating profit	32,287	13,458	(375)	(9,100	)(a)	36,270

Three months ended January 31, 2009
Net external sales	$104,321	$56,541	$25,746	$—		$186,608
Operating profit	26,152	1,322	(2,196)	(12,203	)(a)	13,075

(a)	Includes $531 of severance and restructuring costs in fiscal year 2010 and $8,064 in fiscal year 2009.
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended
(In thousands)	January 31, 2010	January 31, 2009
Total profit for reportable segments	$36,270	$13,075
Interest expense	(1,456)	(2,753)
Interest and investment income	275	162
Other-net	319	6,679

Income before income taxes	$35,408	$17,163

We have significant sales in the following geographic regions:

Three months ended
(In thousands)	January 31, 2010	January 31, 2009

United States	$59,244	$56,375
Americas	16,544	12,536
Europe	79,017	69,661
Japan	17,810	18,965
Asia Pacific	47,974	29,071

Total net external sales	$220,589	$186,608

Nordson Corporation

15.	Pension and other postretirement plans. The components of net periodic pension cost for the three months ended January 31, 2010 and January 31, 2009 were:

Three months ended January 31	U.S.		International
(In thousands)	2010	2009	2010	2009
Service cost	$1,670	$1,085	$420	$328
Interest cost	3,029	2,913	729	627
Expected return on plan assets	(2,898)	(2,964)	(360)	(283)
Amortization of prior service cost	145	148	13	12
Recognized net actuarial loss	1,545	191	98	(3)
Settlement loss	8,022	1,280	—	—

Total benefit cost	$11,513	$2,653	$900	$681

During the three months ended January 31, 2010 and January 31, 2009, net periodic pension cost included settlement losses of $8,022 and $1,280, respectively, due to lump sum retirement payments.
Contributions to pension plans for fiscal year 2010 are expected to be $72,728, as compared to the estimate of $28,354 that was disclosed in our Form 10-K for fiscal year 2009. The increase is due to additional voluntary contributions to U.S. plans.
The components of other postretirement benefit cost for the three months ended January 31, 2010 and January 31, 2009 were:

Three months ended January 31	U.S.		International
(In thousands)	2010	2009	2010	2009
Service cost	$202	$158	$7	$5
Interest cost	637	710	11	8
Amortization of prior service cost	(227)	(206)	—	—
Recognized net actuarial loss	391	126	(1)	(2)

Total benefit cost	$1,003	$788	$17	$11

Nordson Corporation
16.	Fair value measurements. In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permitted a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred portion of the standard as of November 1, 2008 and the deferred portion of the standard as of November 1, 2009.

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2010:

(In thousands)	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust (a)	$13,528	$—	$13,528	$—
Forward exchange contracts (b)	594	—	594	—

Total assets at fair value	$14,122	$—	$14,122	$—

Liabilities:
Deferred compensation plans (c)	$19,776	$19,776	$—	$—
Forward exchange contracts (b)	9,224	—	9,224	—

Total liabilities at fair value	$29,000	$19,776	$9,224	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
We had no assets or liabilities measured at fair value on a non-recurring basis as of January 31, 2010.

Nordson Corporation
17.	Financial Instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. We do not use financial instruments for trading or speculative purposes.

We had the following outstanding foreign currency forward contracts at January 31, 2010:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
(In thousands)	Amounts	Value	Amounts	Value

Euro	$27,774	$27,293	$179,954	$171,939
British pound	—	—	12,851	12,448
Japanese yen	4,896	4,832	16,645	16,553
Others	4,755	4,665	28,613	27,870

Total	$37,425	$36,790	$238,063	$228,810

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at January 31, 2010. These contracts were not designated as hedging instruments.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value
(In thousands)
Receivables	$594	Accrued liabilities	$9,224
For the three months ended January 31, 2010, we recognized losses of $12,312 on foreign exchange contracts not designated as hedging instruments. Offsetting the losses on foreign exchange contracts were gains of $12,729 on the underlying transactions.

Nordson Corporation
The carrying amounts and fair values of financial instruments at January 31, 2010, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value

Cash and cash equivalents	$28,468	$28,468
Marketable securities	913	913
Notes payable	(2,099)	(2,099)
Long-term debt	(141,550)	(145,157)
Foreign exchange contracts (net)	(8,630)	(8,630)
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are estimated using quoted exchange rates.
18.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2010 was 24.5%, compared to 35.0% for the three months ended January 31, 2009. The effective tax rate for the current year differed from the federal statutory rate primarily due to state tax rate being positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit. This effect was partially offset by $438 of other adjustments related to our 2009 tax provision.

19.	Acquisition. On January 5, 2010, we acquired 100 percent of the outstanding shares of G L T Gesellschaft für Löttechnik mbH (“GLT”), a German distributor of Nordson EFD dispensing systems and related products. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $22,055 ($18,609, net of cash acquired), and is subject to certain post-closing adjustments. Based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed, goodwill of $5,292 and identifiable intangible assets of $7,342 were recorded. The identifiable intangible assets consist primarily of $5,747 of customer relationships that will be amortized over 10 years. As noted above, the allocation of the consideration transferred is preliminary and a final determination of required adjustments will be made based upon an independent appraisal of the fair value of related long-lived tangible and intangible assets and the determination of the fair value of certain other acquired assets and liabilities. Assuming this acquisition had taken place at the beginning of 2009, proforma results for the three months ended January 31, 2010 and January 31, 2009 would not have been materially different.

20.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (PRPs) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2010, our accrual for the remaining OM&M obligation was $885, which was reported in other long-term liabilities.

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

21.	Subsequent events. We evaluated all events or transactions that occurred after January 31, 2010, and there were no material recognizable or non-recognizable subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations

Sales

Worldwide sales for the three months ended January 31, 2010 were $220,589, an 18.2% increase from sales of $186,608 for the comparable period of 2009. Sales volume increased 12.3%, and 5.9% resulted from the favorable effects of currency translations.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2010 were $117,013, an increase of $12,692, or 12.2% from the comparable period of fiscal 2009. Sales volume increased 4.8%, and favorable currency translation effects increased sales by 7.4%. The sales volume increase was primarily driven by the Asia Pacific region.

Advanced Technology Systems segment sales for the three months ended January 31, 2010 were $76,924 compared to $56,541 in the comparable period of fiscal 2009, a 36.0% increase. Volume increased 32.1%, and currency translation effects increased sales by 3.9%. Within the segment, volume increases occurred in all geographic regions and were most pronounced in Asia Pacific and Japan.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2010 were $26,652, an increase of 3.5% from the three months ended January 31, 2009. Favorable currency translation effects of 4.2% were offset by a volume decline of 0.7%. The sales volume decrease is primarily due to continued soft demand from consumer durable goods end markets and can be traced to Japan and Europe.

On a geographic basis, Asia Pacific sales for the three months ended January 31, 2010 increased 65.0% from the comparable period of the prior year. The increase consisted of volume of 58.1% and favorable currency effects of 6.9%. Sales increases in this region occurred across all three business segments. Sales in the Americas region for the three months ended January 31, 2010 were up 32.0 percent, with volume increasing 22.1% and favorable currency effect adding 9.9%. The European sales increase of 13.4% consisted of 2.9% volume and 10.5% currency. United States sales increased 5.1%. Sales in Japan for the three months ended January 31, 2010 decreased 6.1% from the three months ended January 31, 2009, with volume decreases of 8.8% partially offset by favorable currency effects of 2.7%. The decrease in this region can be traced to the Adhesive Dispensing Systems and the Industrial Coating Systems segments.

Nordson Corporation
Operating Profit

Cost of sales for the three months ended January 31, 2010 were $88,914, up from $79,371 in 2009, primarily due to the sales volume increase. The gross margin percentage was 59.7% for the three months ended January 31, 2010, as compared to 57.5% for the comparable period of fiscal year 2009. Of the increase in gross margin percentage, 1.5% is due to higher absorption of overhead costs, cost reduction initiatives taken in fiscal year 2009, and changes in product mix; an additional 0.7% is due to favorable currency effects.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended January 31, 2010 were $94,874, compared to $86,098 for the comparable period of fiscal year 2009. This represented an increase of $8,776, or 10.2%, which consisted of volume increases of 5.5% and currency translation effects of 4.7%. The volume increase was largely due to higher compensation expenses. Selling and administrative expenses for the three months ended January 31, 2010 as a percent of sales decreased to 43.0% from 46.1% for the comparable period of fiscal year 2009. The change is primarily the result of higher sales in the current year.

Cost reduction activities were taken in the fourth quarter of fiscal year 2008, fiscal year 2009 and in the first quarter of fiscal year 2010 primarily in response to economic conditions and to improve operating efficiencies. It is anticipated that the total severance and related costs of these actions will be approximately $23,000, of which $531 occurred in the first quarter of fiscal year 2010 and $8,064 occurred in first quarter of fiscal year 2009. The severance costs were recorded in the Corporate segment.

Operating profit as a percentage of sales was 16.4% in the three months ended January 31, 2010, up from 7.0% for the comparable period in fiscal year 2009. Excluding severance and restructuring costs, these percentages were 16.7% in fiscal year 2010 and 11.3% in fiscal year 2009. The increase is primarily due to higher sales volume supported by a more efficient cost structure.

Operating profit for the first three months as a percent of sales for the Adhesive Dispensing Systems segment increased to 27.6% in fiscal year 2010 from 25.1% for the comparable period of the prior year, primarily due to sales volume increasing at a higher rate than operating costs. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales increased to 17.5% in the current year from 2.3% in the first three months of fiscal year 2009. The increase was primarily due to a higher gross margin percentage and to sales volume increasing at a higher rate than operating costs. The Industrial Coating Systems segment reported an operating loss of 1.4% of sales in the first three months of fiscal year 2010, compared to an operating loss of 8.5% in the same period of fiscal year 2009. The improvement was primarily due to a higher gross margin percentage and lower operating expenses. The operating profit percentage for all segments was favorably impacted by the weaker U. S. dollar.

Interest and Other Income (Expense)

Interest expense for the three months ended January 31, 2010 was $1,456, down from $2,753 for the three months ended January 31, 2009, primarily due to reduced borrowing levels.

Other income was $319 for the three months ended January 31, 2010, and $6,679 in the comparable period of the prior year, which included a gain of $5,036 on the sale of real estate. Foreign exchange gains included in other income were $211 in fiscal year 2010 and $1,391 in fiscal year 2009.

Nordson Corporation
Income Taxes

The effective tax rate was 24.5% for the three months ended January 31, 2010, compared to 35.0% for the three months ended January 31, 2009. The state tax rate was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit in the quarter ending January 31, 2010. This effect was partially offset by $438 of other adjustments related to our 2009 tax provision.

Net Income

Net income for the three months ended January 31, 2010 was $26,732, or $0.78 per share on a diluted basis, compared to $11,156 or $0.33 per share on a diluted basis in 2009. This represents a 139.6% increase in net income and a 136.4% increase in earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for the three months ended January 31, 2010 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during the comparable fiscal year 2009 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2010 were translated at exchange rates in effect during the same period of 2009, sales would have been approximately $11,100 lower while third-party costs and expenses would have been approximately $7,100 lower.
Financial Condition
During the three months ended January 31, 2010, cash and cash equivalents increased $9,687. Cash provided by operations during this period was $49,451, up from $28,234 for the three months ended January 31, 2009. Cash of $36,736 was generated from net income adjusted for non-cash income and expenses as compared to $14,245 last year. The increase is primarily due to higher net income. In addition, changes in operating assets and liabilities generated $12,715 of cash in the current year.

Cash used in investing activities was $21,177 for the three months ended January 31, 2010, compared to cash provided by investing activities of $2,819 in the comparable period of the prior year. The change was primarily the result of the acquisition of GLT in fiscal year 2010 and cash proceeds from the sale of real estate in fiscal year 2009.

Cash used in financing activities was $16,939 for the three months ended January 31, 2010. Principal uses of cash were $14,045 for repayment of net short-term and long-term borrowings and $6,398 for dividend payments. Cash of $3,731 was provided by the issuance of common stock related to employee benefit plans.

The following is a summary of significant changes in balance sheet captions from the end of fiscal year 2009 to January 31, 2010. Receivables decreased $20,849 due to lower sales in the first quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009. Inventories increased $7,598 due mostly to the acquisition of GLT. The increase was also due to the higher level of business activity expected in the second quarter of fiscal year 2010 as compared to the first quarter. The decrease in income taxes payable was traced to a tax payment made in three months ended January 31, 2010. The increase in accrued liabilities is primarily due to the change in the fair value of foreign currency forward contracts and to accruals for salaries and other compensation.

Nordson Corporation
Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2009. There were no material changes in these policies during the three months ended January 31, 2010.

Outlook

We are encouraged with the improving business conditions and increasing order trends, although we recognize the current business environment continues to be challenging and the shape of recovery is still uncertain. We expect to remain cautious regarding spending, matching our expenditures appropriately with the pace of business recovery and maintaining the structural changes made in 2009 while funding those investments that are important to our underlying business. We believe we have the products, organizational talent, resources, and liquidity to respond to the global economic recovery and compete effectively in all our markets.

As the economic climate improves, we will continue to look for strategic acquisition opportunities. We will continue to develop new applications and markets for our technologies, and move forward with additional lean and other operational initiatives to enhance our financial performance.

For the second quarter of fiscal year 2010, sales are expected to increase 26% to 30% compared to the same period a year ago, including an estimated 5% favorable effect associated with currency translation. Diluted earnings per share are expected in the range of $0.81 to $0.89. This earnings per share range includes a net charge of $0.01 related to restructuring costs expected to be recognized during the quarter.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our 10-K for the year ended October 31, 2009.

Nordson Corporation
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in Form 10-K filed on December 18, 2009. The information disclosed has not changed materially in the interim period since October 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2010. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2010 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties (PRPs) to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2010, our accrual for the remaining OM&M obligation was $885, which was reported in other long-term liabilities.

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

Nordson Corporation
ITEM 1A. RISK FACTORS
Information regarding our risk factors was disclosed in Form 10-K filed on December 18, 2009. The information disclosed has not changed materially in the interim period since October 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. There were no share repurchases during the three months ended January 31, 2010.
ITEM 6. EXHIBITS
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

Date: March 11, 2010	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)