Form 10-Q
period 2010-04-30
NORDSON CORP
filed 2010-06-08
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
As of April 30, 2010, there were 34,121,657 shares of Nordson Corporation common shares outstanding.

Nordson Corporation
Part I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Sales	$251,659	$188,840	$472,248	$375,448
Operating costs and expenses:
Cost of sales	97,792	85,957	186,706	165,328
Selling and administrative expenses	95,706	79,250	190,580	165,348
Severance and restructuring costs	571	5,054	1,102	13,118

	194,069	170,261	378,388	343,794

Operating profit	57,590	18,579	93,860	31,654
Other income (expense):
Interest expense	(1,625)	(1,691)	(3,081)	(4,444)
Interest and investment income	204	112	479	274
Other — net	204	521	523	7,200

	(1,217)	(1,058)	(2,079)	3,030

Income before income taxes	56,373	17,521	91,781	34,684

Income taxes	23,942	3,678	32,618	9,685

Net income	$32,431	$13,843	$59,163	$24,999

Average common shares	33,955	33,555	33,748	33,540
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	463	16	461	17

Average common shares and common share equivalents	34,418	33,571	34,209	33,557

Basic earnings per share	$0.96	$0.41	$1.75	$0.75

Diluted earnings per share	$0.94	$0.41	$1.73	$0.74

Dividends declared per share	$0.19	$0.1825	$0.38	$0.365

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

(In thousands)	April 30, 2010	October 31, 2009

Assets
Current assets:
Cash and cash equivalents	$33,906	$18,781
Marketable securities	740	43
Receivables	185,390	191,201
Inventories	113,070	97,636
Deferred income taxes	31,325	29,756
Prepaid expenses and other current assets	9,904	9,254

Total current assets	374,335	346,671

Property, plant and equipment — net	113,503	118,291
Goodwill	346,026	341,762
Intangible assets — net	43,845	42,144
Deferred income taxes	13,289	18,119
Other assets	26,034	23,687

	$917,032	$890,674

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$3,309	$1,287
Accounts payable	36,548	33,368
Income taxes payable	19,238	12,347
Accrued liabilities	92,651	92,285
Customer advanced payments	13,365	8,807
Current maturities of long-term debt	4,290	4,290
Current obligations under capital leases	4,084	4,038

Total current liabilities	173,485	156,422

Long-term debt	172,260	152,260
Other liabilities	159,253	212,016

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	250,357	241,494
Retained earnings	702,411	656,086
Accumulated other comprehensive loss	(76,316)	(55,470)
Common shares in treasury, at cost	(476,671)	(484,387)

Total shareholders’ equity	412,034	369,976

	$917,032	$890,674

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2010	April 30, 2009
(In thousands)

Cash flows from operating activities:
Net income	$59,163	$24,999
Depreciation and amortization	15,097	16,364
Non-cash stock compensation	2,694	(2,963)
Deferred income taxes	2,529	891
Other non-cash expense	1,132	756
(Gain)/loss on sale of property, plant and equipment	78	(4,807)
Tax benefit from the exercise of stock options	(6,071)	(22)
Changes in operating assets and liabilities	(55,681)	40,919

Net cash provided by operating activities	18,941	76,137

Cash flows from investing activities:
Additions to property, plant and equipment	(4,231)	(7,753)
Proceeds from sale of property, plant and equipment	55	8,485
Purchases of business, net of cash acquired	(18,492)	—
Proceeds from sale of (purchases of) marketable securities	(672)	5

Net cash provided by (used in) investing activities	(23,340)	737

Cash flows from financing activities:
Proceeds from short-term borrowings	4,478	1,767
Repayment of short-term borrowings	(2,147)	(40,767)
Proceeds from long-term debt	82,000	40,000
Repayment of long-term debt	(62,000)	(48,200)
Repayment of capital lease obligations	(2,565)	(2,999)
Issuance of common shares	10,588	325
Purchase of treasury shares	(2,775)	(6,972)
Tax benefit from the exercise of stock options	6,071	22
Dividends paid	(12,837)	(12,236)

Net cash provided by (used in) financing activities	20,813	(69,060)
Effect of exchange rate changes on cash	(1,289)	69

Increase in cash and cash equivalents	15,125	7,883
Cash and cash equivalents:
Beginning of year	18,781	11,755

End of quarter	$33,906	$19,638

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2010
NOTE REGARDING AMOUNTS
In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2009.
2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.
4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.
5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended April 30, 2010, no options were excluded for the calculation of earnings per share. For the six months ended April 30, 2010, there were 17 options excluded from the calculation. For the three and six months ended April 30, 2009, there were 899 and 914 options excluded from the calculation.
7.	Recently issued accounting standards. In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permitted a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred portion of the standard as of November 1, 2008 and the deferred portion of the standard as of November 1, 2009. The adoptions did not impact our results of operations or financial position.
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

Nordson Corporation
8.	Inventories. At April 30, 2010 and October 31, 2009, inventories consisted of the following:

	April 30, 2010	October 31, 2009

Finished goods	$70,556	$63,289
Work-in-process	16,742	11,607
Raw materials and finished parts	49,731	46,263

	137,029	121,159
Obsolescence and valuation reserves	(16,027)	(15,740)
LIFO reserve	(7,932)	(7,783)

	$113,070	$97,636

9.	Goodwill and intangible assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2010 by operating segment are as follows:

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Total

Balance at October 31, 2009:
Goodwill	$33,850	$537,085	$3,616	$574,551
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	33,850	307,912	—	341,762
Acquisitions	—	5,601	—	5,601
Currency effect	(555)	(782)	—	(1,337)
Balance at April 30, 2010:
Goodwill	33,295	541,904	3,616	578,815
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	$33,295	$312,731	$—	$346,026

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2010
		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$19,809	$5,870	$13,939
Customer relationships	29,482	6,692	22,790
Non-compete agreements	6,197	4,292	1,905
Core/developed technology	2,788	2,006	782
Trade name	1,649	210	1,439
Other	576	561	15

Total	$60,501	$19,631	$40,870

	October 31, 2009
		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$20,983	$5,242	$15,741
Customer relationships	25,402	5,689	19,713
Non-compete agreements	5,935	4,223	1,712
Core/developed technology	2,788	1,888	900
Trade name	890	—	890
Other	638	620	18

Total	$56,636	$17,662	$38,974

At April 30, 2010 and October 31, 2009, $2,975 and $3,170, respectively, of trademark and trade name intangible assets were not subject to amortization.
Amortization expense for the three months ended April 30, 2010 and April 30, 2009 was $1,584 and $1,240, respectively. Amortization expense for the six months ended April 30, 2010 and April 30, 2009 was $3,033 and $2,495, respectively.

Nordson Corporation
10.	Comprehensive income. Comprehensive income for the three months ended April 30, 2010 and April 30, 2009 is as follows:

	Three Months Ended
	April 30, 2010	April 30, 2009

Net income	$32,431	$13,843
Foreign currency translation adjustments	(11,111)	7,448
Remeasurement of supplemental pension liability	—	(201)
Settlement loss	—	218
Amortization of prior service cost and net actuarial losses	2,603	136

Comprehensive income	$23,923	$21,444

Comprehensive income for the six months ended April 30, 2010 and April 30, 2009 is as follows:

	Six Months Ended
	April 30, 2010	April 30, 2009

Net income	$59,163	$24,999
Foreign currency translation adjustments	(26,918)	2,724
Remeasurement of supplemental pension liability	(2,746)	(3,457)
Settlement loss	5,014	1,018
Amortization of prior service cost and net actuarial losses	3,804	290

Comprehensive income	$38,317	$25,574

Accumulated other comprehensive loss at April 30, 2010 consisted of pension and postretirement benefit plan adjustments of $90,237 offset by $13,921 of net foreign currency translation adjustment credits. Accumulated other comprehensive loss at April 30, 2009 consisted of pension and postretirement benefit plan adjustments of $43,543 offset by $3,323 of net foreign currency translation adjustment credits.
Changes in accumulated other comprehensive income (loss) for the six months ended April 30, 2010 and 2009 are as follows:

	April 30, 2010	April 30, 2009

Beginning balance	$(55,470)	$(40,795)
Current-period change	(20,846)	575

Ending balance	$(76,316)	$(40,220)

Nordson Corporation
11.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year.
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
We recognized compensation expense related to stock options of $579 in the three months ended April 30, 2010, and $673 in the three months ended April 30, 2009. Amounts for the six months ended April 30, 2010 and April 30, 2009, were $1,114 and $1,497, respectively.
The following table summarizes activity related to stock options for the six months ended April 30, 2010:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2009	1,799	$35.30
Granted	183	$55.82
Exercised	(512)	$30.73
Forfeited or expired	(158)	$37.47

Outstanding at April 30, 2010	1,312	$39.69	$42,168	6.3 years

Vested or expected to vest at April 30, 2010	1,267	$39.52	$40,938	6.2 years

Exercisable at April 30, 2010	811	$36.85	$28,348	5.0 years
At April 30, 2010, there was $6,518 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.2 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2010	April 30, 2009

Expected volatility	.429-.442	.404-.408
Expected dividend yield	1.35-1.40%	1.36%
Risk-free interest rate	2.27-3.18%	1.58-1.76%
Expected life of the option (in years)	5.4-6.3	5.4-6.2

Nordson Corporation
The weighted-average expected volatility used to value options granted in fiscal years 2010 and 2009 was .436 and .405, respectively. The weighted-average dividend yield used to value the fiscal year 2010 options was 1.39%.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the six months ended April 30, 2010 and 2009 was $22.16 and $10.62, respectively.
The total intrinsic value of options exercised during the three months ended April 30, 2010 and April 30, 2009 was $11,901 and $29, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2010 and April 30, 2009 was $18,669 and $77, respectively.
Cash received from the exercise of stock options was $10,588 for the six months ended April 30, 2010 and $325 for the six months ended April 30, 2009. The tax benefit realized from tax deductions from exercises was $6,071 for the six months ended April 30, 2010 and $22 for the six months ended April 30, 2009.
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
The following table summarizes activity related to nonvested shares during the six months ended April 30, 2010:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested shares at October 31, 2009	23	$38.49
Granted	18	$56.63
Vested	(10)	$46.73
Forfeited	—	—

Nonvested shares at April 30, 2010	31	$46.31

As of April 30, 2010, there was $957 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.0 years.
The amount charged to expense related to nonvested stock was $158 in the three months ended April 30, 2010 and $120 in the three months ended April 30, 2009. For the six months ended April 30, 2010 and April 30, 2009, the amounts were $337 and $247, respectively.

Nordson Corporation
Directors Deferred Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.
The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2010:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding at October 31, 2009	127	$30.51
Deferrals	2	$63.69
Restricted stock units vested	8	$45.73
Dividend equivalents	1	$66.21
Distributions	(3)	$25.18

Outstanding at April 30, 2010	135	$32.21

The amount charged to expense related to this plan was $71 for the three months ended April 30, 2010 and $77 for the three months ended April 30, 2009. For the six months ended April 30, 2010 and April 30, 2009, the amounts were $171 and $154, respectively.
Long-Term Incentive Compensation Plan
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
The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $52.19 per share for both the executive officer and the selected other employees groups for fiscal year 2010. The value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009. For the three months ended April 30, 2010, $374 was charged to expense. The amount credited to expense was $903 in the three months ended April 30, 2009. For the six months ended April 30, 2010, $840 was charged to expense. The amount credited to expense was $5,014 in the six months ended April 30, 2009. The cumulative amount recorded in shareholders’ equity at April 30, 2010 was $840.

Nordson Corporation
12.	Warranty Accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.
Following is a reconciliation of the product warranty liability for the six months ended April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009

Beginning balance	$4,587	$5,336
Warranty assumed from acquisition	60	—
Accruals for warranties	3,111	1,724
Warranty payments	(2,129)	(2,387)
Currency effect	(223)	22

Ending balance	$5,406	$4,695

13.	Severance and restructuring costs. Cost reduction activities were taken in the fourth quarter of fiscal year 2008, fiscal year 2009 and fiscal year 2010 primarily in response to economic conditions and to improve operating efficiencies. It is anticipated that the total severance and related costs of these actions will be approximately $23,200 of which $5,561 occurred in fiscal year 2008, $16,396 occurred in fiscal year 2009, and $1,102 occurred in fiscal year 2010. The remainder will occur during the last half of fiscal year 2010. The severance costs were recorded in the Corporate segment.
The following table summarizes activity in the severance and restructuring accruals during the six months ended April 30, 2010:

Accrual balance at October 31, 2009	$2,228
Amounts accrued	1,102
Payments	(1,732)
Currency effect	(171)

Accrual balance at April 30, 2010	$1,427

Nordson Corporation
14.	Operating segments. We conduct business across three business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the cost reduction program that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2009.
The following table presents sales and operating profits of our reportable segments:

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Corporate		Total

Three months ended April 30, 2010
Net external sales	$130,151	$93,770	$27,738	$—		$251,659
Operating profit (loss)	43,611	20,295	820	(7,136	) a	57,590

Three months ended April 30, 2009
Net external sales	$111,325	$49,973	$27,542	$—		$188,840
Operating profit (loss)	30,627	(539)	(1,868)	(9,641	) b	18,579

Six months ended April 30, 2010
Net external sales	$247,164	$170,694	$54,390	$—		$472,248
Operating profit (loss)	75,898	33,753	445	(16,236	) a	93,860

Six months ended April 30, 2009
Net external sales	$215,646	$106,514	$53,288	$—		$375,448
Operating profit (loss)	56,779	783	(4,064)	(21,844	) b	31,654

a	-	Includes $571 of severance and restructuring costs in the three months ended April 30, 2010 and $1,102 in the six months ended April 30, 2010.
b	-	Includes $5,054 of severance and restructuring costs in the three months ended April 30, 2009 and $13,118 in the six months ended April 30, 2009.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2010	April 30, 2009

Total profit for reportable segments	$57,590	$18,579
Interest expense	(1,625)	(1,691)
Interest and investment income	204	112
Other-net	204	521

Income before income taxes	$56,373	$17,521

Six months ended	April 30, 2010	April 30, 2009

Total profit for reportable segments	$93,860	$31,654
Interest expense	(3,081)	(4,444)
Interest and investment income	479	274
Other-net	523	7,200

Income before income taxes	$91,781	$34,684

We had significant sales in the following geographic regions:

Three months ended	April 30, 2010	April 30, 2009

United States	$68,365	$55,025
Americas	18,590	12,049
Europe	82,626	71,988
Japan	22,415	20,552
Asia Pacific	59,663	29,226

Total net sales	$251,659	$188,840

Six months ended	April 30, 2010	April 30, 2009

United States	$127,609	$111,400
Americas	35,134	24,585
Europe	161,643	141,649
Japan	40,225	39,517
Asia Pacific	107,637	58,297

Total net sales	$472,248	$375,448

Nordson Corporation
15.	Pension and other postretirement plans. The components of net periodic pension cost for the three and six-month periods ended April 30, 2010 and 2009 were:

	U.S.		International
Three months ended	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Service cost	$1,651	$1,075	$400	$320
Interest cost	2,851	2,942	680	610
Expected return on plan assets	(2,897)	(2,963)	(335)	(273)
Amortization of prior service cost	163	153	13	12
Recognized net actuarial loss	1,494	196	92	(5)
Settlement loss	—	349	—	—

Total benefit cost	$3,262	$1,752	$850	$664

	U.S.		International
Six months ended	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Service cost	$3,321	$2,160	$820	$648
Interest cost	5,880	5,855	1,409	1,237
Expected return on plan assets	(5,795)	(5,927)	(695)	(556)
Amortization of prior service cost	308	301	26	24
Recognized net actuarial loss	3,039	387	190	(8)
Settlement loss	8,022	1,629	—	—

Total benefit cost	$14,775	$4,405	$1,750	$1,345

During the six months ended April 30, 2010 and April 30, 2009, net periodic pension cost included settlement losses of $8,022 and $1,629, respectively, due to lump sum retirement payments.
Contributions to pension plans for fiscal year 2010 are expected to be $72,728, compared to the estimate of $28,354 that was disclosed in our Form 10-K for fiscal year 2009. The increase is due to additional voluntary contributions to U.S. plans.

Nordson Corporation
The components of other postretirement benefit cost for the three and six-month periods ended April 30, 2010 and 2009 were:

	U.S.		International
Three months ended	April 30, 2010	April 30, 2009	April 30, 2010	April 30,2009

Service cost	$183	$160	$8	$6
Interest cost	574	723	11	8
Amortization of prior service cost	(205)	(209)	—	—
Recognized net actuarial loss	352	128	(2)	(3)

Total benefit cost	$904	$802	$17	$11

	U.S.		International
Six months ended	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Service cost	$385	$318	$15	$11
Interest cost	1,211	1,433	22	16
Amortization of prior service cost	(432)	(415)	—	—
Recognized net actuarial loss	743	254	(3)	(5)

Total benefit cost	$1,907	$1,590	$34	$22

In March 2010, the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts) were signed into law. The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until additional interpretations of the Acts become available. Based on the analysis to date, the impact of provisions in the Acts that is reasonably determinable is not expected to have a material impact on our postretirement benefit plans. Accordingly, a remeasurement of our postretirement benefit obligation is not required at this time. We will continue to assess the provisions of the Acts and may consider plan amendments in future periods to better align these plans with the provisions of the Acts.
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
Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at April 30, 2010:

	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust (a)	$14,877	$—	$14,877	$—
Forward exchange contracts (b)	482	—	482	—

Total assets at fair value	$15,359	$—	$15,359	$—

Liabilities:
Deferred compensation plans (c)	$15,917	$15,917	$—	$—
Forward exchange contracts (b)	4,617	—	4,617	—

Total liabilities at fair value	$20,534	$15,917	$4,617	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
We had no assets or liabilities measured at fair value on a non-recurring basis as of April 30, 2010.
17.	Financial Instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. We do not use financial instruments for trading or speculative purposes.

Nordson Corporation
We had the following outstanding foreign currency forward contracts at April 30, 2010:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

Euro	$7,102	$7,044	$171,310	$167,405
British pound	754	766	13,684	13,509
Japanese yen	2,178	2,129	17,858	17,454
Others	4,537	4,595	33,240	33,552

Total	$14,571	$14,534	$236,092	$231,920

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at April 30, 2010. These contracts were not designated as hedging instruments.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value
Receivables	$482	Accrued liabilities	$4,617
For the three months ended April 30, 2010, we recognized gains of $4,494 on foreign exchange contracts not designated as hedging instruments. Offsetting the gains on foreign exchange contracts were losses of $4,829 on the underlying transactions.
The carrying amounts and fair values of financial instruments at April 30, 2010, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$33,096	$33,096
Marketable securities	740	740
Notes payable	(3,309)	(3,309)
Long-term debt	(176,550)	(177,802)
Foreign exchange contracts (net)	(4,135)	(4,135)
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are estimated using quoted exchange rates.

Nordson Corporation
18.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.
The effective tax rates for the three and six-month periods ended April 30, 2010 were 42.5% and 35.5%, respectively. As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, we recorded an additional tax charge of $5,255 in the three months ended April 30, 2010. The charge was due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies.
The effective tax rate for the six months ended April 30, 2010 was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit. This effect was partially offset by $438 of other adjustments related to our 2009 tax provision.
During the three months ended April 30, 2009, our unrecognized tax benefits decreased by $2,454, resulting in effective tax rates of 21.0% and 27.9% for the three and six-month periods, respectively, ended April 30, 2009. The decrease in unrecognized tax benefits was primarily due to remeasuring positions related to prior tax years.
19.	Acquisition. On January 5, 2010, we acquired 100 percent of the outstanding shares of G L T Gesellschaft für Löttechnik mbH (“GLT”), a German distributor of Nordson EFD dispensing systems and related products. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $21,937 ($18,492, net of cash acquired). Based on an estimate of the fair value of the assets acquired and the liabilities assumed, goodwill of $5,601 and identifiable intangible assets of $7,270 were recorded. The identifiable intangible assets consist primarily of $5,661 of customer relationships that will be amortized over 10 years. As noted above, the allocation of the consideration transferred is preliminary and a final determination of required adjustments will be made based upon an independent appraisal of the fair value of related long-lived tangible and intangible assets and the determination of the fair value of certain other acquired assets and liabilities. Assuming this acquisition had taken place at the beginning of 2009, proforma results for the three and six months ended April 30, 2010 and April 30, 2009 would not have been materially different.
20.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2010, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885, of which $116 was reported in accrued liabilities and $769 was reported in other long-term liabilities.
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

Nordson Corporation
21.	Subsequent events. We evaluated all events or transactions that occurred after April 30, 2010 through the date the financial statements were issued, and there were no material recognizable or non-recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales
Worldwide sales for the three months ended April 30, 2010 were $251,659, an increase of $62,819, or 33.3%, from sales of $188,840 for the comparable period of 2009. Sales volume increased 28.2%, and favorable effects of currency translations increased sales by 5.1%. Sales increased in all three business segments and all five geographic regions in which we operate.
Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2010 were $130,151, an increase of $18,826, or 16.9% from the comparable period of fiscal 2009. Sales volume increased 10.9%, and favorable currency translation effects increased sales by 6.0%. Sales volume increased in all geographic regions and was most pronounced in the United States and the Asia Pacific regions.
Advanced Technology Systems segment sales for the three months ended April 30, 2010 were $93,770 compared to $49,973 in the comparable period of fiscal 2009, an increase of $43,797, or 87.6%. Volume increased 84.0%, and currency translation effects increased sales by 3.6%. Within the segment, volume increases occurred in all geographic regions and was most pronounced in Asia Pacific due to higher demand in consumer electronics end markets. Sales growth occurred across all product lines within this segment.
Sales of the Industrial Coating Systems segment for the three months ended April 30, 2010 were $27,738, an increase of 0.7% from the three months ended April 30, 2009. A volume decline of 3.4% was offset by currency translation effects that increased sales by 4.1%. Sales volume increases in the Asia Pacific and Americas regions were offset by volume declines in the other three regions in which we operate. The lack of capital spending in consumer durable end markets impacted sales within this segment.
On a geographic basis, Asia Pacific sales for the three months ended April 30, 2010 increased 104.1% from the comparable period of the prior year. The increase consisted of volume of 97.1% and favorable currency effects of 7.0%. Sales increases in this region occurred across all three business segments. Sales in the Americas region for the three months ended April 30, 2010 were up 54.3%, with volume increasing 38.5% and favorable currency effect adding 15.8%. United States sales increased 24.2%. The European sales increase of 14.8% consisted of 8.4% volume and 6.4% currency. Sales in Japan for the three months ended April 30, 2010 increased 9.1% from the three months ended April 30, 2009, with volume increases of 3.8% and favorable currency effects of 5.3%. All regions were impacted by strong demand in the Advanced Technology Systems segment.
Worldwide sales for the six months ended April 30, 2010 were $472,248, an increase of $96,800, or 25.8% from sales of $375,448 for the comparable period of 2009. Of the increase, 20.3% related to volume, and favorable effects of currency translations increased sales by 5.5%. Sales increased in all three business segments and all five geographic regions in which we operate.

Nordson Corporation
Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2010 were $247,164, an increase of $31,518, or 14.6% from the comparable period of fiscal 2009. Sales volume increased 7.9%, and favorable currency translation effects increased sales by 6.7%. The volume increase was driven by the Asia Pacific, Americas and United States regions.
Advanced Technology Systems segment sales for the six months ended April 30, 2010 were $170,694 compared to $106,514 in the comparable period of fiscal 2009, a 60.3% increase. Volume increased 56.5%, and currency translation effects increased sales by 3.8%. Within the segment, volume increases occurred in all geographic regions and were most pronounced in Asia Pacific due to higher demand in consumer electronics end markets.
Sales of the Industrial Coating Systems segment for the six months ended April 30, 2010 were $54,390, an increase of 2.1% from the six months ended April 30, 2009. Volume declined 2.1%, while currency translation effects increased sales by 4.2%. Sales volume increase in the Asia Pacific and Americas regions were offset by volume declines in the other three regions in which we operate.
On a geographic basis, Asia Pacific sales for the six months ended April 30, 2010 increased 84.6% from the comparable period of the prior year. The increase consisted of volume of 77.6% and favorable currency effects of 7.0%. Sales increases in this region occurred across all three business segments. Sales in the Americas region for the six months ended April 30, 2010 were up 42.9%, with volume increasing 30.1% and favorable currency effects adding 12.8%. United States sales increased 14.6%. The European sales increase of 14.1% consisted of 5.7% volume and 8.4% currency. Sales in Japan for the six months ended April 30, 2010 increased 1.8% from the six months ended April 30, 2009, with volume decreases of 2.3% offset by favorable currency effects of 4.1%. All regions were impacted by strong demand in the Advanced Technology Systems segment.
Operating Profit
Cost of sales for the three months ended April 30, 2010 were $97,792, up from $85,957 in 2009. Cost of sales for the six months ended April 30, 2010 were $186,706, up from $165,328 in 2009. The increases compared to the prior year reflect an increase in sales volume. The gross margin percentage was 61.1% for the three months ended April 30, 2010, as compared to 54.5% for the comparable period of fiscal year 2009. The gross margin percentage was 60.5% for the six months ended April 30, 2010, as compared to 56.0% for the comparable period of fiscal year 2009. The gross margin percentage increases in the current year are due to higher absorption of fixed overhead costs, the impact of cost reduction activities taken in fiscal year 2009, changes in product mix and favorable currency effects.
Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2010 were $95,706, compared to $79,250 for the comparable period of fiscal year 2009. This represented an increase of $16,456, or 20.8%. Selling and administrative expenses, excluding severance and restructuring costs, for the six months ended April 30, 2010 were $190,580, compared to $165,348 for the comparable period of fiscal year 2009. This represented an increase of $25,232, or 15.3%. The increases were largely due to higher compensation expenses resulting from a higher level of business activity in the current year. In addition, currency translation effects increased selling and administrative costs by 4.0% for the three-month period and 4.4% for the six-month period.

Nordson Corporation
Selling and administrative expenses for the three months ended April 30, 2010 as a percent of sales decreased to 38.0% from 42.0% for the comparable period of fiscal year 2009. For the six months ended April 30, 2010, these expenses as a percent of sales decreased to 40.4% from 44.0% for the comparable period of fiscal year 2009. The decreases were primarily the result of higher sales in the current year and cost reduction activities occurring in fiscal years 2008 and 2009.
Cost reduction activities were taken in the fourth quarter of fiscal year 2008, fiscal year 2009 and in fiscal year 2010 primarily in response to economic conditions and to improve operating efficiencies. It is anticipated that the total severance and related costs of these actions will be approximately $23,200, of which $571 occurred in the second quarter of fiscal year 2010 and $5,054 occurred in second quarter of fiscal year 2009. The year-to-date amounts for fiscal years 2010 and 2009 were $1,102 and $13,118, respectively. The severance costs were recorded in the Corporate segment.
Operating profit as a percentage of sales was 22.9% for the three months ended April 30, 2010, up from 9.8% for the comparable period in fiscal year 2009. Operating profit as a percentage of sales was 19.9% for the six months ended April 30, 2010, up from 8.4% for the comparable period in fiscal year 2009. The increases were primarily due to sales mix yielding higher gross margins, operating costs increasing at a slower rate than sales, the effects of cost reduction activities taken in fiscal years 2008 and 2009 and to higher severance costs in fiscal year 2009.
Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 33.5% for the three months ended April 30, 2010 from 27.5% in 2009 and to 30.7% for the six months ended April 30, 2010 from 26.3% for the comparable period of 2009. The increases were primarily due to higher gross margin percentages and to sales volume increasing at a higher rate than operating costs.
For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended April 30, 2010 was 21.6% compared to an operating loss of 1.1% of sales for the three months ended April 30, 2009. For the six months ended April 30, 2010 operating profit as a percent of sales was 19.8%, up from 0.7% last year. The increases were primarily due to sales volume increasing at a higher rate than operating costs.
The Industrial Coating Systems segment reported an operating profit of 3.0% of sales for the three months ended April 30, 2010, compared to an operating loss of 6.8% of sales in the three months ended April 30, 2009. For the six months ended April 30, 2010, operating profit was 0.8% of sales, compared to an operating loss of 7.6% of sales in the same period of fiscal year 2009. The changes were primarily due to higher gross margin percentages in the current year.
Interest and Other Income (Expense)
Interest expense for the three months ended April 30, 2010 was $1,625, down 3.9% from $1,691 for the three months ended April 30, 2009. The prior year amount included a credit of $212 related to unrecognized tax benefits. Interest expense for the six months ended April 30, 2010 was $3,081, down 30.7% from $4,444 for the six months ended April 30, 2009. The decreases were primarily due to lower borrowing levels.
Other income was $204 for the three months ended April 30, 2010, and $521 in the comparable period of the prior year. Included in those amounts were foreign exchange losses of $488 in 2010 and $77 in fiscal year 2009. Other income for the six months ended April 30, 2010 was $523, compared to $7,200 for the six months ended April 30, 2009. The prior year amount included a $5,013 gain on the sale of real estate. Also, included were foreign exchange losses of $277 in fiscal year 2010 and foreign exchange gains of $1,314 in fiscal year 2009.

Nordson Corporation
Income Taxes
Our effective tax rate was 42.5% and 35.5% for the three and six-month periods ending April 30, 2010, up from 21.0% and 27.9% for the comparable periods of fiscal 2009.
The effective rate for the three and six months ended April 30, 2010 was impacted by an additional tax charge of $5,255 resulting from the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010. The charge was due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies.
The effective tax rate for the six months ended April 30, 2010 also was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit. This effect was partially offset by $438 of other adjustments related to our fiscal year 2009 tax provision.
The effective tax rate for the three months ended April 30, 2009 was reduced by a decrease of $2,454 in our unrecognized tax benefits, primarily due to remeasuring positions related to prior tax years.
Net Income
Net income for the three months ended April 30, 2010 was $32,431, or $0.94 per share on a diluted basis, compared to $13,843, or $0.41 per share on a diluted basis in the same period of 2009. This represents a 134.3% increase in net income and a 129.3% increase in earnings per share. For the six months ended April 30, 2010, net income was $59,163, or $1.73 per share on a diluted basis, compared to $24,999, or $0.74 per share for the six months ended April 30, 2009. This represents a 136.7% increase in net income and a 133.8% increase in earnings per share.
Foreign Currency Effects
In the aggregate, average exchange rates for fiscal year 2010 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during fiscal year 2009. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2010 were translated at exchange rates in effect during the same period of 2009, sales would have been approximately $9,600 lower while third-party costs and expenses would have been approximately $4,900 lower. If transactions for the six months ended April 30, 2010 were translated at exchange rates in effect during the same period of 2009, sales would have been approximately $11,100 lower and third party costs would have been approximately $7,100 lower.
Financial Condition
During the six months ended April 30, 2010, cash and cash equivalents increased $15,125. Cash provided by operations during this period was $18,941, compared to $76,137 for the six months ended April 30, 2009. Cash of $80,693 was generated from net income adjusted for non-cash income and expenses as compared to $35,240 last year. The increase is primarily due to higher net income. Changes in operating assets and liabilities used $61,752 of cash in the current year. Included in that amount was $52,028 of cash contributions to U.S. pension plans.
Cash used in investing activities was $23,340 for the six months ended April 30, 2010, compared to cash provided by investing activities of $737 in the comparable period of the prior year. The change was primarily the result of cash used for the acquisition of GLT in fiscal year 2010 and cash provided by the sale of real estate in fiscal year 2009. In addition, current year capital expenditures were $4,231, down from $7,753 from fiscal year 2009.

Nordson Corporation
Cash provided by financing activities was $20,813 for the six months ended April 30, 2010. Cash of $22,331 was provided by net short and long-term borrowings, and cash of $10,588 was provided by the issuance of common stock related to employee benefit plans. Cash was used for dividend payments of $12,837.
The following is a summary of other significant changes in balance sheet captions from the end of fiscal year 2009 to April 30, 2010. Receivables decreased $5,811 primarily due to the stronger U.S. dollar. Inventories increased $15,434 as a result of higher levels of business activity. Long-term deferred tax assets decreased $4,830 primarily as a result of a change to the tax treatment associated with Medicare Part D subsidies. Income taxes payable increased $6,891 as a result of higher pre-tax income in the current year. The increase in accrued liabilities is primarily due to the change in the fair value of foreign currency forward contracts and to accruals for salaries and other compensation offset by payments of supplemental pension and deferred compensation liabilities. The increase in customer advanced payments can be traced to a higher level of engineered system orders that require partial payment in advance. The decrease in other long-term liabilities is the result of the pension plan contributions referred to above.
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
Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2009. There were no material changes in these policies during the three months ended April 30, 2010.
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
For the third quarter of fiscal year 2010, sales are expected to increase 25% to 29% compared to the same period a year ago, including an estimated 4% unfavorable effect associated with currency translation. Diluted earnings per share are expected in the range of $1.08 to $1.18.

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
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2010. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2010 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2010, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885, of which $116 was reported in accrued liabilities and $769 was reported in other long-term liabilities.
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
On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000 shares over a three-year period beginning December 22, 2008. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program will be funded using working capital. There were no share repurchases during the three months ended April 30, 2010.

Nordson Corporation

ITEM 5.	OTHER INFORMATION
The Annual Meeting of Shareholders of Nordson Corporation was held on February 16, 2010 for the purpose of electing five directors and ratifying the appointment of Ernst & Young as our independent accountants for the fiscal year ending October 31, 2010.
All of management’s nominees for directors, as listed in the proxy statement, were elected by the following votes:

Lee C. Banks	For:	30,207,806
	Withheld:	431,673
	Non-votes:	1,066,687

Randolph W. Carson	For:	30,215,736
	Withheld:	423,743
	Non-votes:	1,066,687

Michael F. Hilton	For:	30,088,344
	Withheld:	551,136
	Non-votes:	1,066,687

Victor L. Richey, Jr.	For:	30,215,610
	Withheld:	423,870
	Non-votes:	1,066,687

Benedict P. Rosen	For:	26,174,852
	Withheld:	4,464,628
	Non-votes:	1,066,687

The ratification of Ernst & Young as our independent registered public accountant firm for the fiscal year ending October 31, 2010 was approved as follows:
	For:	31,236,281
	Against:	174,291
	Abstain:	295,595

Nordson Corporation

ITEM 6.	EXHIBITS
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

Date: June 8, 2010	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)