Form 10-Q
period 2010-07-31
NORDSON CORP
filed 2010-09-08
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 31, 2010, there were 33,957,125 shares of Nordson Corporation common shares outstanding.

Nordson Corporation
Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

(In thousands, except for per share data)
Sales	$279,121	$206,273	$751,369	$581,721
Operating costs and expenses:
Cost of sales	113,320	84,536	300,026	249,864
Selling and administrative expenses	97,759	83,582	288,339	248,930
Severance and restructuring costs	347	977	1,449	14,095

	211,426	169,095	589,814	512,889

Operating profit	67,695	37,178	161,555	68,832
Other income (expense):
Interest expense	(1,580)	(1,732)	(4,661)	(6,176)
Interest and investment income	170	93	649	367
Other — net	177	77	700	7,277

	(1,233)	(1,562)	(3,312)	1,468

Income before income taxes	66,462	35,616	158,243	70,300

Income taxes	11,133	11,637	43,751	21,322

Net income	$55,329	$23,979	$114,492	$48,978

Average common shares	34,047	33,562	33,808	33,547
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	337	48	419	28

Average common shares and common share equivalents	34,384	33,610	34,227	33,575

Basic earnings per share	$1.63	$0.71	$3.39	$1.46

Diluted earnings per share	$1.61	$0.71	$3.35	$1.46

Dividends declared per share	$0.19	$0.1825	$0.57	$0.5475

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

	July 31, 2010	October 31, 2009

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$48,042	$18,781
Marketable securities	973	43
Receivables	225,240	191,201
Inventories	119,557	97,636
Deferred income taxes	32,681	29,756
Prepaid expenses and other current assets	6,916	9,254

Total current assets	433,409	346,671

Property, plant and equipment — net	113,012	118,291
Goodwill	346,101	341,762
Intangible assets — net	43,388	42,144
Deferred income taxes	—	18,119
Other assets	26,884	23,687

	$962,794	$890,674

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$2,071	$1,287
Accounts payable	37,065	33,368
Income taxes payable	19,009	12,347
Accrued liabilities	100,611	92,285
Customer advanced payments	13,661	8,807
Current maturities of long-term debt	14,260	4,290
Current obligations under capital leases	3,991	4,038

Total current liabilities	190,668	156,422

Long-term debt	152,000	152,260
Other liabilities	164,846	212,016

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	253,964	241,494
Retained earnings	751,264	656,086
Accumulated other comprehensive loss	(75,284)	(55,470)
Common shares in treasury, at cost	(486,917)	(484,387)

Total shareholders’ equity	455,280	369,976

	$962,794	$890,674

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2010	July 31, 2009

(In thousands)

Cash flows from operating activities:
Net income	$114,492	$48,978
Depreciation and amortization	22,345	24,201
Non-cash stock compensation	6,644	(1,876)
Deferred income taxes	19,306	2,033
Other non-cash expense	1,157	1,816
(Gain)/loss on sale of property, plant and equipment	(91)	(4,693)
Tax benefit from the exercise of stock options	(6,104)	(30)
Changes in operating assets and liabilities	(91,220)	48,848

Net cash provided by operating activities	66,529	119,277

Cash flows from investing activities:
Additions to property, plant and equipment	(7,812)	(9,713)
Proceeds from sale of property, plant and equipment	237	8,543
Sale of product lines	(881)	—
Purchase of business, net of cash acquired	(18,492)	—
Proceeds from sale of (purchases of) marketable securities	(937)	5

Net cash used in investing activities	(27,885)	(1,165)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,253	591
Repayment of short-term borrowings	(6,122)	(40,905)
Proceeds from long-term debt	101,000	46,200
Repayment of long-term debt	(91,290)	(87,490)
Repayment of capital lease obligations	(3,848)	(4,498)
Issuance of common shares	10,804	461
Purchase of treasury shares	(13,611)	(6,979)
Tax benefit from the exercise of stock options	6,104	30
Dividends paid	(19,315)	(18,361)

Net cash used in financing activities	(9,025)	(110,951)
Effect of exchange rate changes on cash	(358)	1,606

Increase in cash and cash equivalents	29,261	8,767
Cash and cash equivalents:
Beginning of year	18,781	11,755

End of quarter	$48,042	$20,522

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2010
NOTE REGARDING AMOUNTS
In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2009.
2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets.
4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.
5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended July 31, 2010, no options were excluded for the calculation of earnings per share. For the nine months ended July 31, 2010, there were 12 options excluded from the calculation. For the three and nine months ended July 31, 2009, there were 590 and 806 options excluded from the calculation, respectively.
7.	Recently issued accounting standards. In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permitted a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred portion of the standard as of November 1, 2008 and the deferred portion of the standard as of November 1, 2009. The adoptions did not impact our results of operations or financial position.
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

Nordson Corporation
8.	Divestiture. On June 30, 2010, we entered into an agreement to sell our graphic arts and lamps product lines to Baldwin Technology Company, Inc. These product lines were reported in the Advanced Technology Systems segment. This divestiture did not qualify for discontinued operations treatment, because it was not a component of an entity, as its operations and cash flows were not clearly distinguished from the rest of the entity. During the three months ended July 31, 2010, we recognized a pretax loss on disposition of $31, which is reflected in selling and administrative expenses in the Consolidated Statement of Income. In the current fiscal year, results of operations and net assets of the divested product lines were immaterial to our consolidated results of operations, financial position and cash flows. In the fourth quarter of fiscal year 2009, we recognized a pre-tax impairment charge of $14,101, including $12,129 of goodwill impairment, in order to write the carrying amount of the assets held for sale down to the estimated fair value less costs to sell. The tax benefit related to the write-off of our tax basis in the investment in these product lines is disclosed in note 19.
9.	Inventories. At July 31, 2010 and October 31, 2009, inventories consisted of the following:

	July 31, 2010	October 31, 2009

Finished goods	$72,866	$63,289
Work-in-process	19,818	11,607
Raw materials and finished parts	51,363	46,263

	144,047	121,159
Obsolescence and valuation reserves	(16,551)	(15,740)
LIFO reserve	(7,939)	(7,783)

	$119,557	$97,636

10.	Goodwill and intangible assets. Changes in the carrying amount of goodwill for the nine months ended July 31, 2010 by operating segment are as follows:

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Total

Balance at October 31, 2009:
Goodwill	$33,850	$537,085	$3,616	$574,551
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	33,850	307,912	—	341,762

Acquisitions	—	6,018	—	6,018
Currency effect	(675)	(1,004)	—	(1,679)

Balance at July 31, 2010:
Goodwill	33,175	542,099	3,616	578,890
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	$33,175	$312,926	$—	$346,101

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2010
		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$20,235	$6,350	$13,885
Customer relationships	29,653	7,406	22,247
Non-compete agreements	5,876	4,538	1,338
Core/developed technology	2,788	2,065	723
Trade name	1,633	328	1,305
Other	1,433	581	852

Total	$61,618	$21,268	$40,350

	October 31, 2009
		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$20,983	$5,242	$15,741
Customer relationships	25,402	5,689	19,713
Non-compete agreements	5,935	4,223	1,712
Core/developed technology	2,788	1,888	900
Trade name	890	—	890
Other	638	620	18

Total	$56,636	$17,662	$38,974

At July 31, 2010 and October 31, 2009, $3,038 and $3,170, respectively, of trademark and trade name intangible assets were not subject to amortization.

Amortization expense for the three months ended July 31, 2010 and July 31, 2009 was $1,862 and $1,296, respectively. Amortization expense for the nine months ended July 31, 2010 and July 31, 2009 was $4,895 and $3,791, respectively.

Nordson Corporation
11.	Comprehensive income. Comprehensive income for the three months ended July 31, 2010 and July 31, 2009 is as follows:

	Three Months Ended
	July 31, 2010	July 31, 2009

Net income	$55,329	$23,979
Foreign currency translation adjustments	(126)	27,165
Amortization of prior service cost and net actuarial losses	1,158	166

Comprehensive income	$56,361	$51,310

Comprehensive income for the nine months ended July 31, 2010 and July 31, 2009 is as follows:

	Nine Months Ended
	July 31, 2010	July 31, 2009

Net income	$114,492	$48,978
Foreign currency translation adjustments	(27,044)	29,889
Remeasurement of supplemental pension liability	(2,746)	(3,457)
Settlement loss	5,014	1,018
Amortization of prior service cost and net actuarial losses	4,962	457

Comprehensive income	$94,678	$76,885

Accumulated other comprehensive loss at July 31, 2010 consisted of pension and postretirement benefit plan adjustments of $89,079 offset by $13,795 of net foreign currency translation adjustment credits. Accumulated other comprehensive loss at July 31, 2009 consisted of pension and postretirement benefit plan adjustments of $43,377 offset by $30,488 of net foreign currency translation adjustment credits.

Changes in accumulated other comprehensive income (loss) for the nine months ended July 31, 2010 and 2009 are as follows:

	July 31, 2010	July 31, 2009

Beginning balance	$(55,470)	$(40,795)
Current-period change	(19,814)	27,907

Ending balance	$(75,284)	$(12,888)

Nordson Corporation
12.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each fiscal year.
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

We recognized compensation expense related to stock options of $562 in the three months ended July 31, 2010, and $768 in the three months ended July 31, 2009. Amounts for the nine months ended July 31, 2010 and July 31, 2009, were $1,676 and $2,265, respectively.

The following table summarizes activity related to stock options for the nine months ended July 31, 2010:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2009	1,799	$35.30
Granted	183	$55.82
Exercised	(518)	$30.79
Forfeited or expired	(175)	$37.97

Outstanding at July 31, 2010	1,289	$39.67	$30,123	6.1 years

Vested or expected to vest at July 31, 2010	1,245	$39.50	$29,315	6.0 years

Exercisable at July 31, 2010	805	$36.86	$21,070	4.7 years
At July 31, 2010, there was $5,787 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.1 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2010	July 31, 2009

Expected volatility	.429-.442	.404-.408
Expected dividend yield	1.35-1.40%	1.36%
Risk-free interest rate	2.27-3.18%	1.58-1.76%
Expected life of the option (in years)	5.4-6.3	5.4-6.2
The weighted-average expected volatility used to value options granted in fiscal years 2010 and 2009 was .436 and .405, respectively. The weighted-average dividend yield used to value the fiscal year 2010 options was 1.39%.

Nordson Corporation
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2010 and 2009 was $22.16 and $10.62, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2010 and July 31, 2009 was $180 and $52, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2010 and July 31, 2009 was $18,849 and $129, respectively.

Cash received from the exercise of stock options was $10,804 for the nine months ended July 31, 2010 and $461 for the nine months ended July 31, 2009. The tax benefit realized from tax deductions from exercises was $6,104 for the nine months ended July 31, 2010 and $30 for the nine months ended July 31, 2009.

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

The following table summarizes activity related to nonvested shares during the nine months ended July 31, 2010:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested shares at October 31, 2009	23	$38.49
Granted	30	$56.77
Vested	(11)	$47.80
Forfeited	—	—

Nonvested shares at July 31, 2010	42	$49.13

As of July 31, 2010, there was $1,417 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.9 years.

The amount charged to expense related to nonvested stock was $247 in the three months ended July 31, 2010 and $141 in the three months ended July 31, 2009. For the nine months ended July 31, 2010 and July 31, 2009, the amounts were $584 and $388, respectively.

Nordson Corporation
Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2010:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding at October 31, 2009	127	$30.51
Deferrals	3	$64.68
Restricted stock units vested	10	$41.80
Dividend equivalents	1	$65.40
Distributions	(4)	$25.66

Outstanding at July 31, 2010	137	$32.55

The amount charged to expense related to this plan was $89 for the three months ended July 31, 2010 and $78 for the three months ended July 31, 2009. For the nine months ended July 31, 2010 and July 31, 2009, the amounts were $260 and $232, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $52.19 per share for both the executive officer and the selected other employees groups for fiscal year 2010. The value was $26.45 per share for both the executive officer and the selected other employees groups for fiscal year 2009. For the three months ended July 31, 2010, $2,954 was charged to expense. There was no income statement effect related to the LTIP in the three months ended July 31, 2009. For the nine months ended July 31, 2010, $3,794 was charged to expense. The amount credited to expense was $5,014 in the nine months ended July 31, 2009. The cumulative amount recorded in shareholders’ equity at July 31, 2010 was $3,794.

Nordson Corporation
13.	Warranty Accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2010 and 2009:

	July 31, 2010	July 31, 2009

Beginning balance	$4,587	$5,336
Warranty assumed from acquisition	60	—
Warranty of divested product lines	(211)	—
Accruals for warranties	5,237	2,497
Warranty payments	(3,813)	(3,669)
Currency effect	(225)	284

Ending balance	$5,635	$4,448

14.	Severance and restructuring costs. Cost reduction activities were taken in fiscal years 2008 through 2010 primarily in response to economic conditions and to improve operating efficiencies. It is anticipated that the total severance and related costs of these actions will be approximately $23,600 of which $5,561 occurred in fiscal year 2008, $16,396 occurred in fiscal year 2009, and $1,449 occurred in fiscal year 2010. The remainder will occur during the last quarter of fiscal year 2010. Severance costs were recorded in the Corporate segment.
The following table summarizes activity in the severance and restructuring accruals during the nine months ended July 31, 2010:

Accrual balance at October 31, 2009	$2,228
Amounts accrued	1,449
Payments	(2,640)
Currency effect	(225)

Accrual balance at July 31, 2010	$812

Nordson Corporation
15.	Operating segments. We conduct business across three business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the cost reduction program that began in fiscal year 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2009.
The following table presents sales and operating profits of our reportable segments:

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Corporate		Total

Three months ended July 31, 2010
Net external sales	$135,517	$105,710	$37,894	$—		$279,121
Operating profit (loss)	43,763	27,051	4,525	(7,644)	a	67,695

Three months ended July 31, 2009
Net external sales	$112,538	$69,058	$24,677	$—		$206,273
Operating profit (loss)	32,255	12,455	(1,373)	(6,159)	a	37,178

Nine months ended July 31, 2010
Net external sales	$382,681	$276,404	$92,284	$—		$751,369
Operating profit (loss)	119,661	60,804	4,970	(23,880)	a	161,555

Nine months ended July 31, 2009
Net external sales	$328,184	$175,572	$77,965	$—		$581,721
Operating profit (loss)	89,034	13,238	(5,437)	(28,003)	a	68,832

a -	Includes severance and restructuring costs of $347 and $977 in the three months ended July 31, 2010 and July 31, 2009, respectively. Includes $1,449 and $14,095 in the nine months ended July 31, 2010 and July 31, 2009, respectively.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2010	July 31, 2009

Total profit for reportable segments	$67,695	$37,178
Interest expense	(1,580)	(1,732)
Interest and investment income	170	93
Other-net	177	77

Income before income taxes	$66,462	$35,616

Nine months ended	July 31, 2010	July 31, 2009

Total profit for reportable segments	$161,555	$68,832
Interest expense	(4,661)	(6,176)
Interest and investment income	649	367
Other-net	700	7,277

Income before income taxes	$158,243	$70,300

We had significant sales in the following geographic regions:

Three months ended	July 31, 2010	July 31, 2009

United States	$72,550	$58,524
Americas	21,105	14,456
Europe	82,557	73,060
Japan	28,632	19,127
Asia Pacific	74,277	41,106

Total net sales	$279,121	$206,273

Nine months ended	July 31, 2010	July 31, 2009

United States	$200,159	$169,924
Americas	56,239	39,041
Europe	244,200	214,709
Japan	68,857	58,644
Asia Pacific	181,914	99,403

Total net sales	$751,369	$581,721

Nordson Corporation
16.	Pension and other postretirement plans. The components of net periodic pension cost for the three and nine-month periods ended July 31, 2010 and 2009 were:

	U.S.		International
Three months ended	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

Service cost	$1,612	$1,038	$390	$337
Interest cost	2,860	2,830	662	669
Expected return on plan assets	(2,897)	(2,964)	(333)	(308)
Amortization of prior service cost	134	137	11	12
Recognized net actuarial loss	1,479	166	90	(5)

Total benefit cost	$3,188	$1,207	$820	$705

	U.S.		International
Nine months ended	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

Service cost	$4,933	$3,198	$1,210	$985
Interest cost	8,740	8,685	2,071	1,906
Expected return on plan assets	(8,692)	(8,891)	(1,028)	(864)
Amortization of prior service cost	442	438	37	36
Recognized net actuarial loss	4,518	553	280	(13)
Settlement loss	8,022	1,629	—	—

Total benefit cost	$17,963	$5,612	$2,570	$2,050

During the nine months ended July 31, 2010 and July 31, 2009, net periodic pension cost included settlement losses of $8,022 and $1,629, respectively, due to lump sum retirement payments.

Contributions to pension plans for fiscal year 2010 are expected to be $72,728, compared to the estimate of $28,354 that was disclosed in our Form 10-K for fiscal year 2009. The increase is due to additional voluntary contributions to U.S. plans.

Nordson Corporation
The components of other postretirement benefit cost for the three and nine-month periods ended July 31, 2010 and 2009 were:

	U.S.		International
Three months ended	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

Service cost	$243	$159	$7	$6
Interest cost	667	716	11	9
Amortization of prior service cost	(429)	(208)	—	—
Recognized net actuarial loss	135	127	(1)	(2)

Total benefit cost	$616	$794	$17	$13

	U.S.		International
Nine months ended	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

Service cost	$628	$477	$22	$17
Interest cost	1,878	2,149	33	25
Amortization of prior service cost	(861)	(623)	—	—
Recognized net actuarial loss	878	381	(4)	(7)

Total benefit cost	$2,523	$2,384	$51	$35

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
17.	Fair value measurements. In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permitted a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred portion of the standard as of November 1, 2008 and the deferred portion of the standard as of November 1, 2009.
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at July 31, 2010:

	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust (a)	$13,712	$—	$13,712	$—
Forward exchange contracts (b)	9,427	—	9,427	—

Total assets at fair value	$23,139	$—	$23,139	$—

Liabilities:
Deferred compensation plans (c)	$14,638	$14,638	$—	$—
Forward exchange contracts (b)	289	—	289	—

Total liabilities at fair value	$14,927	$14,638	$289	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and annual incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
We had no assets or liabilities measured at fair value on a non-recurring basis as of July 31, 2010.
18.	Financial Instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. We do not use financial instruments for trading or speculative purposes.

Nordson Corporation
We had the following outstanding foreign currency forward contracts at July 31, 2010:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

Euro	$5,224	$5,314	$159,230	$165,925
British pound	—	—	20,045	21,347
Japanese yen	9,527	9,832	15,685	16,093
Others	5,564	5,765	27,752	29,081

Total	$20,315	$20,911	$222,712	$232,446

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at July 31, 2010. These contracts were not designated as hedging instruments.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value
Receivables	$9,427	Accrued liabilities	$289
For the three months ended July 31, 2010, we recognized gains of $13,273 on foreign exchange contracts not designated as hedging instruments. Offsetting the gains on foreign exchange contracts were losses of $13,664 on the underlying transactions.

The carrying amounts and fair values of financial instruments at July 31, 2010, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$48,042	$48,042
Marketable securities	973	973
Notes payable	(2,071)	(2,071)
Long-term debt	(166,260)	(168,431)
Foreign exchange contracts (net)	9,138	9,138
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices, which are considered to be Level 1 inputs under the fair value hierarchy.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign exchange contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation
19.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.
The effective tax rates for the three and nine-month periods ended July 31, 2010 were 16.8% and 27.6%, respectively. During the three months ended July 31, 2010, we sold our graphic arts and lamp product lines to Baldwin Technology Company, Inc., as discussed in Note 8, and we recognized $10,700 in tax benefits from the write-off of our tax basis in the product lines.

The effective tax rate for the nine months ended July 31, 2010 was negatively impacted by the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, resulting in an additional tax charge of $5,255. The charge is due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies.

The effective tax rate for the nine months ended July 31, 2010 was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit.

At July 31, 2010 we had $3,868 in unrecognized tax benefits, of which $3,421 would impact the effective tax rate, if recognized. Accrued interest expense related to unrecognized tax benefits at July 31, 2010 was $421. During the three months ended July 31, 2010, unrecognized tax benefits increased by $150, primarily due to adjustments related to the current year.

During the three months ended July 31, 2009, unrecognized tax benefits decreased by $1,262, primarily due to settlement with tax authorities. During the nine months ended July 31, 2009, our unrecognized tax benefits decreased by $2,752 due to remeasuring positions related to prior years, and a $531 favorable adjustment related to a prior year.

The effective tax rates for the three and nine-month periods ended July 31, 2009 were 32.7% and 30.3%, respectively.
20.	Acquisition. On January 5, 2010, we acquired 100 percent of the outstanding shares of G L T Gesellschaft für Löttechnik mbH (“GLT”), a German distributor of Nordson EFD dispensing systems and related products. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $21,937 ($18,492, net of cash acquired). Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $6,018 and identifiable intangible assets of $7,270 were recorded. The identifiable intangible assets consist primarily of $5,661 of customer relationships that are being amortized over 10 years. Assuming this acquisition had taken place at the beginning of 2009, proforma results for the three months ended July 31, 2009 and the nine months ended July 31, 2010 and July 31, 2009 would not have been materially different.
21.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2010, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885, of which $116 was reported in accrued liabilities and $769 was reported in other long-term liabilities.

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
22.	Subsequent events. We evaluated all events or transactions that occurred after July 31, 2010 through the date the financial statements were issued, and there were no material recognizable or non-recognizable subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales

Worldwide sales for the three months ended July 31, 2010 were $279,121, an increase of $72,848, or 35.3%, from sales of $206,273 for the comparable period of 2009. Sales volume increased 37.7%, offset by unfavorable effects of currency translations that decreased sales by 2.4%. Sales increased in all three business segments and all five geographic regions in which we operate.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2010 were $135,517, an increase of $22,979, or 20.4% from the comparable period of fiscal 2009. Sales volume increased 22.9%, and unfavorable currency translation effects decreased sales by 2.5%. Sales volume increased in all geographic regions and was most pronounced in the Asia Pacific region. Sales growth occurred in consumer non-durables end markets, as well as general product assembly end markets.

Advanced Technology Systems segment sales for the three months ended July 31, 2010 were $105,710 compared to $69,058 in the comparable period of fiscal 2009, an increase of $36,652, or 53.1%. Sales volume increased 55.8%, and currency translation effects decreased sales by 2.7%. Within the segment, sales volume increases of more than 20% occurred in all geographic regions and were most pronounced in Japan and Asia Pacific. Sales growth occurred in our manual and automated dispensing product lines, as well as our surface treatment and test and inspection product lines.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2010 were $37,894, an increase of 53.6% from the three months ended July 31, 2009. Sales volume increased 54.2%, offset by currency translation effects that decreased sales by 0.6%. Sales volume increases of more than 30% occurred in all geographic regions in which we operate and were most pronounced in Asia Pacific and Japan. Sales growth occurred in powder and liquid coating systems, as well as container coating and automotive product lines.

Nordson Corporation
On a geographic basis, each geographic region experienced sales increases in all three segments. Asia Pacific sales for the three months ended July 31, 2010 increased 80.7% from the comparable period of the prior year. The increase consisted of volume of 80.6% and favorable currency effects of 0.1%. Sales in Japan for the three months ended July 31, 2010 increased 49.7% from the three months ended July 31, 2009, with volume increases of 42.9% and favorable currency effects of 6.8%. Sales in the Americas region for the three months ended July 31, 2010 were up 46.0%, with volume increasing 39.9% and favorable currency effect adding 6.1%. United States sales increased 24.0%. The European sales increase of 13.0% consisted of a 22.7% volume increase offset by 9.7% of unfavorable currency effects.

Worldwide sales for the nine months ended July 31, 2010 were $751,369, an increase of $169,648, or 29.2% from sales of $581,721 for the comparable period of 2009. Of the increase, 26.5% related to volume, and favorable effects of currency translations increased sales by 2.7%. Sales increased in all three business segments and all five geographic regions in which we operate.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2010 were $382,681, an increase of $54,497, or 16.6% from the comparable period of fiscal 2009. Sales volume increased 13.1%, and favorable currency translation effects increased sales by 3.5%. Sales volume increased in all geographic regions and was particularly strong in Asia Pacific and Americas.

Advanced Technology Systems segment sales for the nine months ended July 31, 2010 were $276,404 compared to $175,572 in the comparable period of fiscal 2009, a 57.4% increase. Volume increased 56.2%, and currency translation effects increased sales by 1.2%. Within the segment, volume increases occurred in all geographic regions and were most pronounced in Asia Pacific due to higher demand in consumer electronics end markets.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2010 were $92,284 compared to $77,965 in the nine months ended July 31, 2009, an 18.4% increase. Volume increased 15.7%, and currency translation effects increased sales by 2.7%. Sales volume, which increased in all geographic regions except Japan, was most pronounced in the Asia Pacific and Americas regions.

On a geographic basis, Asia Pacific sales for the nine months ended July 31, 2010 increased 83.0% from the comparable period of the prior year. The increase consisted of volume of 78.9% and favorable currency effects of 4.1%. Sales increases in this region occurred across all three business segments. Sales in the Americas region for the nine months ended July 31, 2010 were up 44.1%, with volume increasing 33.8% and favorable currency effects adding 10.3%. United States sales increased 17.8%. Sales in Japan for the nine months ended July 31, 2010 increased 17.4% from the nine months ended July 31, 2009, with volume increasing 12.5% and favorable currency effects of 4.9%. The European sales increase of 13.7% consisted of an 11.5% volume increase and 2.2% of favorable currency effects. All regions were impacted by strong demand in the Advanced Technology Systems segment.

Operating Profit

Cost of sales for the three months ended July 31, 2010 were $113,320, up from $84,536 in 2009. Cost of sales for the nine months ended July 31, 2010 were $300,026, up from $249,864 in 2009. The increases compared to the prior year reflect an increase in sales volume. The gross margin percentage was 59.4% for the three months ended July 31, 2010, as compared to 59.0% for the comparable period of fiscal year 2009. The gross margin percentage was 60.1% for the nine months ended July 31, 2010, as compared to 57.0% for the comparable period of fiscal year 2009. The gross margin percentage increases in the current year are due to higher absorption of fixed overhead costs, the impact of cost reduction activities taken in fiscal year 2009, changes in product mix and favorable currency effects.

Nordson Corporation
Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2010 were $97,759, compared to $83,582 for the comparable period of fiscal year 2009. This represented an increase of $14,177, or 17.0%. Selling and administrative expenses, excluding severance and restructuring costs, for the nine months ended July 31, 2010 were $288,339, compared to $248,930 for the comparable period of fiscal year 2009. This represented an increase of $39,409, or 15.8%. The increases were largely due to higher compensation expenses resulting from a higher level of business activity in the current year. In addition, currency translation effects decreased selling and administrative costs by 1.8% for the three-month period and increased these costs by 2.3% for the nine-month period.

Selling and administrative expenses for the three months ended July 31, 2010 as a percent of sales decreased to 35.0% from 40.5% for the comparable period of fiscal year 2009. For the nine months ended July 31, 2010, these expenses as a percent of sales decreased to 38.4% from 42.8% for the comparable period of fiscal year 2009. The decreases were primarily the result of higher sales in the current year and cost reduction activities occurring in fiscal years 2008 and 2009.

Cost reduction activities were taken in the fourth quarter of fiscal year 2008, fiscal year 2009 and in fiscal year 2010 primarily in response to economic conditions and to improve operating efficiencies. It is anticipated that the total severance and related costs of these actions will be approximately $23,600, of which $347 occurred in the third quarter of fiscal year 2010 and $977 occurred in third quarter of fiscal year 2009. The year-to-date amounts for fiscal years 2010 and 2009 were $1,449 and $14,095, respectively. The severance costs were recorded in the Corporate segment.

On June 30, 2010, we entered into an agreement to sell our graphic arts and lamps product lines to Baldwin Technology Company, Inc. These product lines were reported in the Advanced Technology Systems segment. During the three months ended July 31, 2010, we recognized a pretax loss on disposition of $31, which is reflected in selling and administrative expenses in the Consolidated Statement of Income. Results of operations and net assets of the divested product lines were immaterial to our consolidated results of operations, financial position and cash flows

Operating profit as a percentage of sales was 24.3% for the three months ended July 31, 2010, up from 18.0% for the comparable period in fiscal year 2009. Operating profit as a percentage of sales was 21.5% for the nine months ended July 31, 2010, up from 11.8% for the comparable period in fiscal year 2009. The increases were primarily due to sales mix yielding higher gross margins, operating costs increasing at a slower rate than sales, the effects of cost reduction activities taken in fiscal years 2008 and 2009 and to higher severance and restructuring costs in fiscal year 2009.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 32.3% for the three months ended July 31, 2010 from 28.7% in 2009 and to 31.3% for the nine months ended July 31, 2010 from 27.1% for the comparable period of 2009. The increases were primarily due to higher gross margin percentages and to sales volume increasing at a higher rate than operating costs.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2010 was 25.6% compared to 18.0% for the three months ended July 31, 2009. For the nine months ended July 31 operating profit as a percent of sales was 22.0%, up from 7.5% last year. The increases were primarily due to sales volume increasing at a higher rate than operating costs.

The Industrial Coating Systems segment reported an operating profit of 11.9% of sales for the three months ended July 31, 2010, compared to an operating loss of 5.6% of sales in the three months ended July 31, 2009. For the nine months ended July 31, 2010, operating profit was 5.4% of sales, compared to an operating loss of 7.0% of sales in the same period of fiscal year 2009. The increases were primarily due to higher gross margin percentages and to sales volume increasing at a higher rate than operating costs.

Nordson Corporation
Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2010 was $1,580, down 8.8% from $1,732 for the three months ended July 31, 2009. Interest expense for the nine months ended July 31, 2010 was $4,661, down 24.5% from $6,176 for the nine months ended July 31, 2009. The decreases were primarily due to lower borrowing levels.

Other income was $177 for the three months ended July 31, 2010, and $77 in the comparable period of the prior year. Included in those amounts were foreign exchange gains of $239 in fiscal year 2010 and $205 in fiscal year 2009. Other income for the nine months ended July 31, 2010 was $700, compared to $7,277 for the nine months ended July 31, 2009. The prior year amount included a $5,013 gain on the sale of real estate. Also, included were foreign exchange losses of $38 in fiscal year 2010 and foreign exchange gains of $1,519 in fiscal year 2009.

Income Taxes

Our effective tax rate was 16.8% and 27.6% for the three and nine-month periods ending July 31, 2010, down from 32.7% and 30.3% for the comparable periods of fiscal 2009.

The tax rate for three months ended July 31, 2010 was positively impacted by a tax benefit of $10,700 from the write-off of tax basis in our UV graphics arts and lamps product lines.

The effective rate for the nine months ended July 31, 2010 was impacted by an additional tax charge of $5,255 resulting from the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010. The charge was due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies.

The effective tax rate for the nine months ended July 31, 2010 also was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit.

During the three months ended July 31, 2009, unrecognized tax benefits decreased by $1,262, primarily due to settlement with tax authorities. During the nine months ended July 31, 2009, our unrecognized tax benefits decreased by $2,752 due to remeasuring positions related to prior years, and a $531 favorable adjustment related to a prior year.

Net Income

Net income for the three months ended July 31, 2010 was $55,329, or $1.61 per share on a diluted basis, compared to $23,979, or $0.71 per share on a diluted basis in the same period of 2009. This represents a 130.7% increase in net income and a 126.8% increase in earnings per share. For the nine months ended July 31, 2010, net income was $114,492, or $3.35 per share on a diluted basis, compared to $48,978, or $1.46 per share for the nine months ended July 31, 2009. This represents a 133.8% increase in net income and a 129.5% increase in earnings per share.

Nordson Corporation
Foreign Currency Effects

In the aggregate, average exchange rates for the three months ended July 31, 2010 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during same period of fiscal year 2009. For the nine months ended July 31, 2010, average exchange rates compared favorably with average exchange rates existing during same period of fiscal year 2009. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2010 were translated at exchange rates in effect during the same period of 2009, sales would have been approximately $4,900 higher while third-party costs and expenses would have been approximately $4,100 higher. If transactions for the nine months ended July 31, 2010 were translated at exchange rates in effect during the same period of 2009, sales would have been approximately $15,800 lower and third party costs would have been approximately $8,000 lower.
Financial Condition
During the nine months ended July 31, 2010, cash and cash equivalents increased $29,261. Cash provided by operations during this period was $66,529, compared to $119,277 for the nine months ended July 31, 2009. Cash of $163,853 was generated from net income adjusted for non-cash income and expenses as compared to $70,459 last year. The increase is primarily due to higher net income. Changes in operating assets and liabilities used $97,324 of cash in the current year as compared to the same period of the prior year when operating assets and liabilities provided $48,818 of cash. The primary reasons for the change were a higher level of business activity resulting in higher operating assets and $52,028 of cash contributions to U.S. pension plans in fiscal year 2010.

Cash used in investing activities was $27,885 for the nine months ended July 31, 2010, compared to $1,165 in the comparable period of the prior year. The change was primarily the result of cash used for the acquisition of GLT in fiscal year 2010 and cash provided by the sale of real estate in fiscal year 2009. Current year capital expenditures were $7,812, down from $9,713 from fiscal year 2009.

Cash used by financing activities was $9,025 for the nine months ended July 31, 2010. Cash of $10,841 was provided by net short and long-term borrowings, and cash of $10,804 was provided by the issuance of common stock related to employee benefit plans. Cash was used for dividend payments of $19,315 and for the purchase of treasury shares of $13,611.

The following is a summary of other significant changes in balance sheet captions from the end of fiscal year 2009 to July 31, 2010. Receivables increased $34,039 primarily due to higher sales in the third quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009. Inventories increased $21,921 as a result of higher levels of business activity. The long-term deferred tax position changed from an asset of $18,119 at October 31 2009 to a liability position of $5,335 at July 31, 2010. The primary reasons for the change were the acceleration of a tax deduction related to a pension contribution made in fiscal year 2010 and a change to the tax treatment associated with Medicare Part D subsidies. Income taxes payable increased $6,662 as a result of higher pre-tax income in the current year. The increase in accrued liabilities is primarily due to accruals for salaries and other compensation offset by payments of supplemental pension and deferred compensation liabilities. The increase in customer advanced payments can be traced to a higher level of engineered system orders that require partial payment in advance. The decrease in other long-term liabilities is the result of the pension plan contributions referred to above.

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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2009. There were no material changes in these policies during the three months ended July 31, 2010.

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

For the fourth quarter of fiscal year 2010, sales are expected to increase 19% to 23% compared to the same period a year ago, including an estimated 3% unfavorable effect associated with currency translation. Diluted earnings per share are expected in the range of $1.30 to $1.41.

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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2010. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2010 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2010, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885, of which $116 was reported in accrued liabilities and $769 was reported in other long-term liabilities.

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

Nordson Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2010:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs	or Programs (1)

May 1, 2010 to May 31, 2010	—	—	—	1,000
June 1, 2010 to June 30, 2010	49	$61.35	49	951
July 1, 2010 to July 31, 2010	136	$57.79	136	815

Total	185		185

(1)	On December 10, 2008 the Board of Directors approved a stock repurchase program of up to 1,000 shares. Expected uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased will be treated as treasury shares until used for such purposes. The repurchase program is funded using working capital.
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

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended July 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2010 and July 31, 2009, (ii) the Condensed Consolidated Balance Sheet at July 31, 2010 and October 31, 2009, (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2010 and July 31, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 8, 2010	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)