Form 10-K
period 2010-10-31
NORDSON CORP
filed 2010-12-17
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of Common Shares no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2010 was approximately $2,309,317,000.

There were 33,979,349 Common Shares outstanding as of November 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2011 Annual Meeting — Part III

i

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	72

PART III		72
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
	Equity Compensation Table	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence	73
Item 14.	Principal Accountant Fees and Services	73

PART IV		74
Item 15.	Exhibits and Financial Statement Schedule	74
	(a) 1. Financial Statements	74
	(a) 2. Financial Statement Schedule	74
	(a) 3. Exhibits	74
	Signatures	75
	Schedule II — Valuation and Qualifying Accounts and Reserves	77
	Index to Exhibits	78
	Subsidiaries of the Registrant	80
	Consent of Independent Registered Public Accounting Firm	82
	Certifications	83
EX-3.B
EX-10.B.1
EX-10.E.2
EX-10.F
EX-10.H
EX-10.H.1
EX-10.I
EX-10.J
EX-10.O
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.A
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ii

PART I

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

Item 1. Business

General Description of Business
We are one of the world’s leading manufacturers of equipment used for precision material dispensing, testing and inspection, surface preparation and curing. Our technology-based systems can be found in production facilities around the world. We serve many diverse markets, including the appliance, automotive, bookbinding, container, converting, electronics, food and beverage, furniture, life sciences and medical, light emitting diodes (LED), metal finishing, nonwoven, packaging, semiconductor and solar energy industries.

Our strategy for long-term growth is based on a customer-driven focus and a global mindset. Headquartered in Westlake, Ohio, our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, more than 70 percent of our revenues are generated outside the United States.

We have 3,680 employees worldwide. Principal manufacturing facilities are located in the United States in California, Georgia, New Jersey, Ohio and Rhode Island, as well as in China, Germany, India, The Netherlands and the United Kingdom.

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

Although every quarter may not produce increased sales, earnings and earnings per share, or exceed the comparative prior year’s quarter, we do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

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

2. Advanced Technology Systems

This segment integrates our proprietary product technologies found in progressive stages of a customer’s production process, such as surface preparation, precisely controlled dispensing of material onto the surface, curing and drying of dispensed material, bond testing and X-ray inspection to ensure quality. This segment primarily serves the specific needs of electronics and related high-tech industries.

•	Surface Preparation — Automated gas plasma treatment systems used to clean and condition surfaces for the semiconductor, medical and printed circuit board industries. Key strategic markets include contact lenses, electronics, medical instruments and devices, printed circuit boards and semiconductors.
•	Dispensing Systems — Controlled manual and automated systems for applying materials in customer processes typically requiring extreme precision and material conservation. These systems include piezoelectric and motionless two-component mixing dispensing systems. Key strategic markets include aerospace, electronics (cell phones, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards), general industrial, life sciences (dental and medical devices, including pacemakers and stents), light emitting diodes (LED) and solar energy.
•	Curing and Drying Systems — Ultraviolet equipment used primarily in curing and drying operations for specialty coatings, semiconductor materials and paints. Key strategic markets include electronics, containers, and durable goods products.
•	Bond Testing and Inspection Systems — Bond testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include electronics (digital music players and cell phones), printed circuit board assemblies and semiconductor packages.

3. Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials. This segment primarily serves the consumer durables market.

•	Automotive — Automated and manual dispensing systems used to apply materials in the automotive, heavy truck and recreational vehicle manufacturing industries. Key strategic markets include powertrain components, body assembly and final trim applications.
•	Container Coating — Automated and manual dispensing and curing systems used to coat and cure containers. Key strategic markets include beverage containers and food cans.
•	Liquid Finishing — Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products. Key strategic markets include automotive components, construction, metal shelving and drums.
•	Powder Coating — Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products. Key strategic markets include agriculture and construction equipment, appliances, automotive components, home and office furniture, lawn and garden equipment and wood and metal shelving.

Manufacturing and Raw Materials
Our production operations include machining and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations in the United States in Amherst, Ohio; Norcross, Swainsboro and Dawsonville, Georgia; Carlsbad, California; Robbinsville, New Jersey and East Providence, Rhode Island; as well as in Shanghai and Suzhou, China; Luneburg, Germany; Bangalore, India; Maastricht, The Netherlands and in Aylesbury, United Kingdom.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2010, we held 343 United States patents and 732 foreign patents and had 157 United States patent applications and 711 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from November 2010 to March 2035. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, ColorMax, Control Coat, Dage, EFD and Saturn and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2010, we had a total of 1,010 trademark registrations in the United States and in various foreign countries.

We rely upon a combination of nondisclosure and other contractual arrangements and trade secret laws to protect our proprietary rights and also enter into confidentiality and intellectual property agreements with our employees that require them to disclose any inventions created during employment, convey all rights to inventions to us, and restrict the distribution of proprietary information.

We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our right to sell our products. Although in aggregate our intellectual property is important to our operations, we do not believe that the loss of any one patent, trademark, or group of related patents or trademarks would have a material adverse effect on our results of operations or financial position of our overall business.

Seasonal Variation in Business
Generally, the highest volume of sales occurs in our fourth quarter due in large part to the timing of customers’ capital spending programs. First quarter sales volume is typically the lowest of the year due to customer holiday shutdowns.

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

Customers
We serve a broad customer base, both in terms of industries and geographic regions. In 2010, no single customer accounted for five percent or more of sales.

Backlog
Our backlog of open orders increased to approximately $128,000 at October 31, 2010 from approximately $79,000 at October 31, 2009. The increase can be traced primarily to returning demand in consumer durable goods markets and recovery in technology markets. All orders in the 2010 year-end backlog are expected to be shipped to customers in 2011.

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

Research and Development
Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $23,835 in 2010, compared with approximately $25,528 in 2009 and $33,566 in 2008.

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state and local environmental protection laws during 2010 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees
As of October 31, 2010, we had 3,680 full- and part-time employees, including 133 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 3, 2013. No material work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

Available Information
Our proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at http://www.nordson.com/investors as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145.

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
In 2010, 27 percent of our revenue was derived from domestic customers while 73 percent was derived from international customers. Our largest markets include appliance, automotive, bookbinding, construction, container, converting, electronics assembly, food and beverage, furniture, life sciences and medical, light emitting diodes (LED), metal finishing, nonwovens, packaging and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

The majority of our consolidated revenues in 2010 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

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
Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2010, we had $112,420 of total debt outstanding, of which 43 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2010 would have resulted in approximately $1,073 of additional interest expense. A higher level of floating rate debt would increase the exposure discussed above. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

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
We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2010, approximately 73 percent of our total sales were to customers outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes our principal properties as of October 31, 2010.

		Approximate
Location	Description of Property	Square Feet

Amherst, Ohio(1)(2)(3)	A manufacturing, laboratory and office complex	585,000
Norcross, Georgia(1)	A manufacturing, laboratory and office building	150,000
Dawsonville, Georgia(1)	A manufacturing, laboratory and office building	134,000
East Providence, Rhode Island(2)	A manufacturing, warehouse and office building	116,000
Duluth, Georgia(1)	An office and laboratory building	110,000
Carlsbad, California(2)	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey(2)	A manufacturing, warehouse and office building (leased)	88,000
Swainsboro, Georgia(1)	A manufacturing building	59,000
Vista, California(2)	A manufacturing building (leased)	41,000
Westlake, Ohio	Corporate headquarters (leased)	23,000
Luneburg, Germany(1)	A manufacturing and laboratory building	130,000
Shanghai, China(1)(3)	A manufacturing, warehouse and office building (leased)	92,000
Erkrath, Germany(1)(2)(3)	An office, laboratory and warehouse building (leased)	63,000
Bangalore, India(1)(2)(3)	A manufacturing, warehouse and office building	56,000
Shanghai, China(1)(2)(3)	An office and laboratory building	54,000
Tokyo, Japan(1)(2)(3)	An office, laboratory and warehouse building (leased)	42,000
Aylesbury, U.K.(1)(2)	A manufacturing, warehouse and office building (leased)	36,000
Mexico City, Mexico(1)(2)(3)	A warehouse and office building (leased)	23,000
Suzhou, China(2)	A manufacturing, warehouse and office building (leased)	22,000
Lagny Sur Marne, France(1)(3)	An office building (leased)	17,000
Segrate, Italy(1)(3)	An office, laboratory and warehouse building (leased)	7,000
Singapore(1)(2)(3)	A warehouse and office building (leased)	6,000

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

In addition, we lease equipment under various operating and capitalized leases. Information about leases is reported in Note 6 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2010 and 2009, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885.

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

Item 4. Removed and Reserved

Executive Officers of the Company

Our executive officers as of October 31, 2010, were as follows:

			Position or Office with The Company and Business
Name	Age	Officer Since	Experience During the Past Five (5) Year Period

Michael F. Hilton	56	2010	President and Chief Executive Officer, 2010
			Senior Vice President and General Manager-Electronics and Performance Materials Segment of Air Products and Chemicals, Inc., 2007
			Vice President and General Manager-Electronics and Performance Materials Segment of Air Products and Chemicals, Inc., 2006
			Vice President-Electronics Businesses, Electronics Division of Air Products and Chemicals, Inc., 2003
John J. Keane	49	2003	Senior Vice President, 2005
Peter G. Lambert	50	2005	Senior Vice President, 2010
			Vice President, 2005
Douglas C. Bloomfield	51	2005	Vice President, 2005
Gregory P. Merk	39	2006	Vice President, 2006
			General Manager, Latin America South, 2000
Shelly M. Peet	45	2007	Vice President, 2009
			Vice President, Chief Information Officer, 2007
			Director, Corporate Information Services and Chief Information Officer, 2003
Gregory A. Thaxton	49	2007	Vice President, Chief Financial Officer, 2008
			Vice President, Controller, 2007
			Corporate Controller and Chief Accounting Officer, 2006
			Group Controller, 2000
Robert E. Veillette	58	2007	Vice President, General Counsel and Secretary, 2007
			Secretary and Assistant General Counsel, 2002

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
(a) Our common shares are listed on the Nasdaq Stock Market under the symbol NDSN. As of November 30, 2010, there were 1,791 registered shareholders. The table below is a summary of dividends paid per common share and the range of market prices during each quarter of 2010 and 2009.

	Dividend	Common Share Price
Quarters	Paid	High	Low

2010:
First	$.19	$64.95	$51.07
Second	.19	77.40	53.47
Third	.19	74.44	53.95
Fourth	.21	80.17	61.76
2009:
First	$.1825	$39.95	$24.04
Second	.1825	38.06	20.30
Third	.1825	46.29	34.47
Fourth	.19	59.77	44.99

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
	Repurchased	per Share	or Programs(1)	Plans or Programs

August 1, 2010 to August 31, 2010	42	$64.17	42	773
September 1, 2010 to September 30, 2010	89	$68.29	89	684
October 1, 2010 to October 31, 2010	33	$74.00	33	651

Total	164		164

(1) On December 10, 2008 the board of directors approved a stock repurchase program of up to 1,000 shares. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using working capital.

Performance Graph
The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2005 in Nordson common shares, the S&P MidCap 400 Index, the S&P MidCap 400 Industrial Machinery and the S&P 500 Industrial Machinery.

COMPARISON OF CUMULATIVE TOTAL RETURN

	Period Ending
Company/Market/Peer Group	2005	2006	2007	2008	2009	2010
NORDSON CORPORATION	$100.0	$125.51	$148.20	$103.61	$151.25	$226.38

S&P MIDCAP 400	$100.0	$113.43	$132.73	$84.33	$99.67	$127.21

S&P 500 IND. MACHINERY	$100.0	$119.55	$149.66	$85.66	$114.62	$146.66

S&P MIDCAP 400 IND. MACHINERY	$100.0	$122.77	$159.58	$92.40	$114.22	$148.45

Item 6. Selected Financial Data

Five-Year Summary

(In thousands except for per-share amounts)	2010	2009	2008	2007	2006

Operating Data(a)
Sales	$1,041,551	$819,165	$1,124,829	$993,649	$892,221
Cost of sales	419,937	350,239	494,394	439,804	379,800
% of sales	40	43	44	44	43
Selling and administrative expenses	384,752	337,294	434,476	401,294	362,179
% of sales	37	41	39	40	41
Severance and restructuring costs	2,029	16,396	5,621	409	2,627
Goodwill and long-lived asset impairments	—	243,043	—	—	—
Operating profit (loss)	234,833	(127,807)	190,338	152,142	147,615
% of sales	23	(16)	17	15	17
Income (loss) from continuing operations	168,048	(160,055)	117,504	90,692	97,667
% of sales	16	(20)	10	9	11
Financial Data(a)
Working capital	$259,117	$190,249	$180,317	$180,010	$105,979
Net property, plant and equipment and other non-current assets	535,323	544,003	782,356	801,916	475,586
Total invested capital(b)	567,323	508,989	847,253	846,911	498,978
Total assets	986,354	890,674	1,166,669	1,211,840	822,890
Long-term liabilities	289,368	364,276	388,561	450,809	151,037
Shareholders’ equity	505,072	369,976	574,112	531,117	430,528
Return on average invested capital — %(c)	31	10 (d)	15	14	21
Return on average shareholders’ equity — %(e)	40	(28)	20	19	26
Per-Share Data(a)
Average number of common shares	33,805	33,565	33,746	33,547	33,365
Average number of common shares and common share equivalents	34,221	33,565	34,307	34,182	34,180
Basic earnings (loss) per share from continuing operations	$4.97	$(4.77)	$3.48	$2.70	$2.93
Diluted earnings (loss) per share from continuing operations	4.91	(4.77)	3.43	2.65	2.86
Dividends per common share	0.78	0.7375	0.73	0.70	0.67
Book value per common share	14.88	10.99	17.03	15.76	12.89

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.

(c)	Income from continuing operations, plus after-tax interest expense on borrowings as a percentage of average quarterly borrowings (net of cash) plus average quarterly equity over five accounting periods.

(d)	The percentage for 2009 excludes goodwill and long-lived asset impairment charges. Including these charges, the return on average invested capital for 2009 would have been negative 21 percent.

(e)	Income from continuing operations as a percentage of shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

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

Revenue Recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in 2010, 2009 and 2008 were not material.

Goodwill — Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. For 2010 and 2009, our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment. Reporting units in the Advanced Technology Systems segment in 2010 are consistent with those used in 2009, except that Picodostec and YESTech are now included in the EFD and Dage reporting units, respectively.

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

Discount rates were developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2010, the discount rates used ranged from 10 percent to 19 percent depending upon the reporting unit’s size, end market volatility, and projection risk. The calculated internal rate of return for the step one consolidated valuation was 11.3 percent, the same as the calculated WACC for total Nordson.

To test the reasonableness of the discounted cash flow valuations, we performed the control premium test, which compares the sum of the fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was 7 percent as of the test date of July 31, 2010 and negative 12 percent as of our year-end of October 31, 2010. These comparisons indicated that the discounted cash flow valuation was reasonable. In addition, indications of value derived for each reporting unit using the market approach reconciled reasonably with the results of the discounted cash flow approach.

In 2010, the results of our step one testing indicated no impairment; therefore, the second step of impairment testing was not necessary.

In 2009, we determined that the second step of impairment testing was necessary. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon the results of our impairment testing, we recognized an impairment charge for a reduction in the carrying value of goodwill in the amount of $232,789, relating to six reporting units as follows: Dage $166,916, Picodostec $7,530, YESTech $26,149, March Plasma Systems $16,449, UV Curing $12,129, and Industrial Coating Systems $3,616.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below, our conclusion is that no indicators of impairment exist. Potential events or circumstances resulting in a negative effect to the estimated fair value could range from a further downturn in global economies to a much slower recovery than assumed.

		Excess of
	WACC	FV over CV	Goodwill

Adhesive Dispensing	10.0%	800%	$33,175
Asymtek	13.5%	877%	$15,185
EFD	12.0%	39%	$283,344
Dage and YESTech	19.0%	20%	$14,397

Indefinite-Lived Intangible Assets — Indefinite-lived intangible assets are trademarks and trade names associated with Dage, Picodostec and YESTech. These assets are not subject to amortization and must be tested for impairment annually or more often if indications of impairment exist. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. After an impairment charge is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment charge is prohibited.

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

No impairment charges related to indefinite-lived intangible assets were recorded in 2010. Impairment charges totaling $8,282 were recorded in 2009 as follows by reporting unit: Dage $5,365, Picodostec $157, YESTech $350, and TAH Industries $2,410. The charge for the TAH trade name was due to our branding program, under which TAH product lines are being integrated into and marketed as “Nordson EFD” over the next several years. Accordingly, the TAH trade name was converted to a finite-lived asset.

Other Long-Lived Assets — Our test for recoverability of long-lived depreciable and amortizable assets used undiscounted cash flows. Long-lived assets are grouped at the lowest level for which there is identifiable cash flows. The total carrying value of long-lived assets for each reporting unit has been compared to the forecasted cash flows of each reporting unit’s long-lived assets being tested. Cash flows have been defined as earnings before interest, taxes, depreciation, and amortization, less annual maintenance capital spending.

Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) are based on the remaining useful life of the asset. We believe that the relative value of long-lived assets within each reporting unit is a reasonable proxy for the relative importance of the assets in the production of cash flow. To get to a reasonable forecast period, the aggregate net book value of long-lived assets was divided by the current depreciation and amortization value to arrive at a blended remaining useful life. Our calculations for 2010 showed the undiscounted aggregate value of cash flows over the remaining useful life for each reporting unit was greater than the respective carrying value of the lived assets within each reporting unit, so no impairment charges were recognized.

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 25 percent of consolidated inventories at October 31, 2010, and 26 percent at October 31, 2009, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $16,802, $15,740 and $13,133 at October 31, 2010, 2009 and 2008, respectively.

Pension Plans and Postretirement Medical Plans — The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 5.21 percent at October 31, 2010 and 5.50 percent at October 31, 2009. The discount rate for these plans, which comprised 77 percent of the worldwide pension obligations at October 31, 2010, was based on quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 4.17 percent at October 31, 2010, compared to 4.78 percent at October 31, 2009. The discount rates used for the international plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets was 8.25 percent at October 31, 2010 and 8.51 percent at October 31, 2009. The average expected rate of return on international pension assets was 4.84 percent at October 31, 2010 and 4.85 percent at October 31, 2009.

The assumed rate of compensation increases for domestic employees was 3.30 percent for both 2010 and 2009. The assumed rate of compensation increases for international employees was 3.21 percent in 2010, compared to 2.86 percent in 2009.

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

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in 2010	$(2,077)	$2,953	$(226)	$494
Effect on pension obligation as of October 31, 2010	$(24,337)	$30,486	$(11,368)	$14,527
Expected return on assets:
Effect on total service and interest cost components in 2010	$(1,727)	$1,728	$(278)	$278
Effect on pension obligation as of October 31, 2010	$—	$—	$—	$—
Compensation increase:
Effect on total service and interest cost components in 2010	$2,482	$(2,435)	$251	$(250)
Effect on pension obligation as of October 31, 2010	$26,009	$(13,568)	$8,644	$(7,119)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation decreased from 5.50 percent at October 31, 2009 to 5.25 percent at October 31, 2010. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 9.00 percent in 2011, decreasing gradually to 5.00 percent in 2020.

For the international postretirement plan, the discount rate used to value the benefit obligation was 5.75 percent at October 31, 2010 and 6.75 percent at October 31, 2009. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.80 percent in 2011, decreasing gradually to 4.80 percent in 2013.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in 2010	$(468)	$562	$(9)	$11
Effect on postretirement obligation as of October 31, 2010	$(7,040)	$8,801	$(131)	$176
Health care trend rate:
Effect on total service and interest cost components in 2010	$503	$(406)	$19	$(14)
Effect on postretirement obligation as of October 31, 2010	$8,042	$(6,556)	$169	$(129)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in 2011 are expected to be approximately $5,000 lower than 2010, primarily due to a settlement loss in 2010 resulting from a lump sum retirement payment.

Financial Instruments — Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. We enter into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are not designated as hedging instruments and therefore are marked to market each accounting period, and the resulting gains or losses are included in “other — net” within other income (expense) in the Consolidated Statement of Income.

Warranties — We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $6,068, $3,824 and $6,070 in 2010, 2009 and 2008, respectively. The reserve balance was $5,242, $4,587 and $5,336 at October 31, 2010, 2009 and 2008, respectively.

Long-Term Incentive Compensation Plan (LTIP) — Under the long-term incentive compensation plan, executive officers and selected other employees receive stock payouts based solely on corporate performance measures over three-year performance periods. Payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain threshold performance objectives are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculation is also based upon the grant date fair value determined using a Black-Scholes model. Payouts are recorded as capital in excess of stated value in shareholders’ equity. The amount recorded at October 31, 2010 for the plans originating in 2008, 2009 and 2010 was $3,879.

Compensation expense attributable to all LTIP performance periods for executive officers and selected other employees for 2010 and 2008 was $3,879 and $4,762, respectively. There was $5,014 credited to expense attributable to all LTIP performance periods for executive officers and selected other employees for 2009 due to economic effects.

2010 and 2009
Sales — Worldwide sales for 2010 were $1,041,551, an increase of 27.1 percent from 2009 sales of $819,165. Sales volume increased 25.5 percent, and favorable currency effects caused by the weaker U.S. dollar increased sales by 1.6 percent.

As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excludes Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $525,290 in 2010, an increase of $64,544, or 14.0 percent, from 2009 sales of $460,746. The increase was the result of a sales volume increase of 12.0 percent and favorable currency effects that increased sales by 2.0 percent. Sales volume increased in all geographic regions and was particularly strong in Asia Pacific.

Sales of the Advanced Technology Systems segment were $380,304 in 2010, an increase of $131,477, or 52.8 percent, from 2009 sales of $248,827. The increase was the result of a sales volume increase of 52.2 percent and favorable currency effects that increased sales by 0.6 percent. Within the segment, significant volume increases occurred in all geographic regions and were most pronounced in Asia Pacific due to higher demand in consumer electronics end markets.

Current year sales of the Industrial Coating Systems segment were $135,957, an increase of $26,365, or 24.1 percent, from prior year sales of $109,592. The increase was the result of a sales volume increase of 22.2 percent and favorable currency effects that increased sales by 1.9 percent. Sales volume, which increased in all geographic regions except Japan, was most pronounced in Asia Pacific.

Sales outside the United States accounted for 73.4 percent of our sales in 2010, up from 71.3 percent last year. Sales increased in all five geographic regions in which we operate. In Asia Pacific, sales were $253,460 in 2010, an increase of 73.5 percent from 2009. Sales volume increased 70.4 percent, and favorable currency effects added 3.1 percent. In the Americas, sales were $77,592 up 29.5 percent from the prior year. Sales volume increased 21.8 percent and favorable currency effects increased sales by 7.7 percent. In the United States, sales were $277,262 in 2010, an increase of 17.8 percent from 2009. In Japan, sales were $95,789, up 16.9 percent from 2009. Sales volume increased 11.0 percent, and favorable currency effects added 5.9 percent. In Europe, sales were $337,448 in 2010, an increase of 14.0 percent from 2009. Sales volume increased 14.4 percent, and unfavorable currency effects reduced sales by 0.4 percent.

It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Operating profit — Cost of sales in 2010 were $419,937, up 19.9 percent from 2009. The increase compared to the prior year is due to increased sales volume, but produced more favorable margins. Gross margins, expressed as a percentage of sales, increased to 59.7 percent in 2010 from 57.2 percent in 2009. The gross margin percentage increase in the current year was due to higher absorption of fixed overhead costs, the impact of cost reduction activities taken in 2009, more profitable product line mix and favorable currency effects.

Selling and administrative expenses, excluding severance and restructuring costs, were $384,752 in 2010, an increase of $47,458, or 14.1 percent, from 2009. The increase was largely due to higher incentive compensation expenses resulting from a higher level of business activity in the current year. In addition, currency translation effects increased selling and administrative costs by 1.5 percent. Selling and administrative expenses as a percentage of sales decreased to 36.9 percent in 2010 from 41.2 percent in 2009 due to the higher level of sales and the favorable effects of restructuring activities.

On June 30, 2010, we sold our graphic arts and lamps product lines to Baldwin Technology Company, Inc. These product lines were reported in the Advanced Technology Systems segment. We recognized a pretax loss on disposition of $357, which is reflected in selling and administrative expenses in the Consolidated Statement of Income. Results of operations and net assets of the divested product lines were immaterial to our consolidated results of operations, financial position and cash flows.

In September 2008, a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in the United States and Europe was announced. In response to the continuing economic crisis, additional cost reduction actions were taken in 2009 and 2010. Total severance and related costs of these actions were $5,561 in 2008 and $16,396 in 2009 and $2,029 in 2010. Severance costs were recorded in the Corporate segment.

In 2009 we recognized goodwill and long-lived asset impairment charges of $243,043. Of this amount, $232,789 related to goodwill, $8,282 related to indefinite lived trade name assets and $1,972 related to other long-lived assets. Additional information regarding these charges is described in the Critical Accounting Policies and Estimates section.

Operating profit as a percent of sales was 22.5 percent in 2010 compared to negative 15.6 percent in 2009. Goodwill and long-lived impairment charges accounted for 29.7 percent of the 38.1 percent change. The remainder of the change was primarily due to sales mix yielding higher gross margins, effects of cost reduction activities taken in 2008 and 2009 that resulted in operating costs increasing at a slower rate than sales, and higher severance and restructuring costs in 2009.

Segment operating profit margins in 2010 and 2009 were as follows:

Segment	2010	2009

Adhesive Dispensing Systems	31.7%	27.7%
Advanced Technology Systems	22.7%	(86.2)%
Industrial Coating Systems	9.2%	(6.7)%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating profit margins. Operating margins for each segment were favorably impacted by a weaker dollar during the year as compared to the prior year.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 31.7 percent in 2010 from 27.7 percent in 2009. The increase was primarily due to higher gross margin percentages and to sales volume increasing at a higher rate than selling and administrative expenses.

Operating profit as a percent of sales for the Advanced Technology Systems segment was 22.7 percent in 2010 compared to an operating loss of 86.2 percent of sales in 2009. The change was due primarily to goodwill and long-lived asset impairment charges of $239,427 in the prior year. Excluding these impairment charges, operating margin was 10.1 percent. The increase from 10.1 percent to 22.7 percent was primarily due to sales volume increasing at a higher rate than selling and administrative expenses.

Operating profit as a percent of sales for the Industrial Coating Systems segment was 9.2 percent in 2010 compared to an operating loss of 6.7 percent of sales in 2009. The prior year included a goodwill impairment charge of $3,616. Excluding this charge, operating margin was negative 3.4 percent in 2009. The profitability improvement in 2010 was primarily due to higher gross margin percentages and to sales volume increasing at a higher rate than selling and administrative expenses.

Interest and other income (expense) — Interest expense in 2010 was $6,263, a decrease of $1,508, or 19.4 percent, from 2009. The decrease was primarily due to lower borrowing levels in the current year. Interest income was $819 in 2010, up from $492 in 2009. The increase was primarily due to a higher level of short-term investments in the current year. Other income in 2010 was $1,930 compared to $7,895 in 2009. Included in these amounts were foreign currency gains of $1,221 in 2010 and $1,571 in 2009. The prior year also included a $5,011 gain on the sale of real estate in Westlake, Ohio.

Income taxes — Income tax expense in 2010 was $63,271, or 27.4 percent of pre-tax income. Income tax expense in 2009 was $32,864. Most of the goodwill and long-lived asset impairment charges recorded in 2009 were not deductible for income tax purposes.

The 2010 effective tax rate was positively impacted by a tax benefit of $10,243 from the write-off of the tax basis in our UV graphics arts and lamps product lines. The current year tax rate was also positively impacted by consolidation of certain operations and legal entities, resulting in a $3,616 tax benefit, and by the utilization of foreign operating tax loss carryforwards.

The 2010 effective rate was impacted by an additional tax charge of $5,249 resulting from the enactment of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010. This charge was due to a reduction in the value of a deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies.

Net income (loss) — Net income was $168,048, or $4.91 per diluted share, in 2010. This compares to a net loss of $160,055, or $4.77 per diluted share, in 2009.

Recently issued accounting standards — In September 2006, the FASB issued a standard regarding fair value measurements. This standard provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued an update that permitted a one-year deferral of the original standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the non-deferred portion of the standard as of November 1, 2008 and the deferred portion of the standard as of November 1, 2009. The adoptions did not impact our results of operations or financial position.

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

In December 2008, the FASB issued a standard that enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. We adopted this standard as of October 31, 2010, and the required disclosures are contained in Note 3.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. We must adopt this standard in 2011. The adoption is not expected to have a material effect on our results of operations or financial position.

2009 and 2008
Sales — As a result of the global economic slowdown, worldwide sales for 2009 were $819,165, a decrease of 27.2 percent from 2008 sales of $1,124,829. Sales volume decreased 23.3 percent, and unfavorable currency translation effects caused by the stronger United States dollar decreased sales by an additional 3.9 percent over the prior year.

Sales of the Adhesive Dispensing Systems segment were $460,746 in 2009, a decrease of $119,965, or 20.7 percent, from 2008. The change was the result of a sales volume decrease of 16.3 percent and unfavorable currency translation effects that reduced sales by an additional 4.4 percent. The sales decrease was largely attributable to large-dollar system product lines, with sales to consumer non-durable end markets, such as packaging and nonwovens, remaining more stable. All product lines within this segment and all geographic regions experienced sales volume decreases from the prior year.

Sales of the Advanced Technology Systems segment were $248,827 in 2009, a decrease of $118,539, or 32.3 percent from 2008. Sales volume decreased 28.2 percent, and unfavorable currency translation effects decreased sales by 4.1 percent. Within the segment, volume decreases occurred in all product lines and all geographic regions largely due to reduced demand in semiconductor and consumer electronics end markets.

Industrial Coating Systems segment sales in 2009 were $109,592, a decrease of $67,160, or 38.0 percent, from the prior year. The decrease was the result of a sales volume decrease of 35.9 percent and unfavorable currency translation effects of 2.1 percent. The sales volume decline was largely due to the lack of capital spending in consumer durable end markets. Within the segment, volume decreases occurred in all product lines and all geographic regions.

Sales outside the United States accounted for 71.3 percent of total 2009 sales, compared to 71.9 percent in 2008. Sales volume in 2009 decreased from the prior year in all five geographic regions in which we operate. Sales volume was down 31.6 percent in Japan, 25.4 percent in the United States, 22.9 percent in Europe, 19.3 percent in Asia Pacific and 14.0 percent in the Americas. Sales in all international regions, except Japan, were negatively impacted by the stronger U.S. dollar.

It is estimated that the effect of pricing on total revenue was neutral relative to the prior year.

Operating profit — Cost of sales in 2009 was $350,239, down 29.2 percent from 2008, due primarily to the decrease in sales volume. Currency effects reduced cost of sales by 2.8 percent. Gross margins, expressed as a percent of sales, increased to 57.2 percent in 2009 from 56.0 percent in 2008. The increase was due primarily to a higher mix of consumables and aftermarket part sales compared to engineered systems sales. The gross margin percentage was also impacted by a reduction of overhead costs related to initiatives to reduce spending in response to the economic slowdown.

Selling and administrative expenses, excluding severance and restructuring costs, were $337,294 in 2009, a decrease of $97,182, or 22.4 percent, from 2008. The decrease was largely due to reduced compensation expenses associated with lower employment levels, furloughs, lower incentive compensation expense, and tightened control over discretionary spending. In addition, currency translation effects decreased selling and administrative costs by 4.2 percent. Selling and administrative expenses as a percentage of sales increased to 41.2 percent in 2009 from 38.6 percent in 2008 due to the lower level of sales.

In September 2008, a cost reduction program that involved a combination of non-workforce related efficiencies and workforce reductions primarily in the United States and Europe was announced. In response to the continuing economic crisis, additional cost reduction actions were taken in 2009. The total severance and related costs of these actions were $5,561 in 2008 and $16,396 in 2009. Severance costs were recorded in the Corporate segment.

In 2009 we recognized goodwill and long-lived asset impairment charges of $243,043. Of this amount, $232,789 related to goodwill, $8,282 related to indefinite lived trade name assets and $1,972 related to other long-lived assets. Additional information regarding these charges is described in the Critical Accounting Policies and Estimates section.

Operating margin was negative 15.6 percent in 2009 compared to operating profit of 16.9 percent in 2008. Goodwill and long-lived impairment charges accounted for 29.7 percent of the 32.5 percent change. The remainder of the decrease was due primarily to the reduction in sales volume.

Segment operating profit margins in 2009 and 2008 were as follows:

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

Operating margin for the Adhesive Dispensing Systems segment was 27.7 percent, up from 25.0 percent in 2008. The increase was due primarily to a higher gross margin percentage resulting from a mix of more consumables and aftermarket part sales compared to engineered systems sales in 2009.

Operating margin for the Advanced Technology Systems segment was negative 86.2 percent in 2009 as compared to an operating profit margin of 16.8 percent in 2008. The change was due primarily to goodwill and long-lived asset impairment and charges of $239,427. Excluding these impairment charges, operating margin was 10.1 percent in 2009. The decrease from the prior year was due primarily to sales volume decreasing at a higher rate than both cost of sales and selling and administrative expenses.

Operating margin for the Industrial Coating Systems segment was negative 6.7 percent in 2009 as compared to an operating profit margin of 6.2 percent in 2008. The current year included a goodwill impairment charge of $3,616. Excluding this charge, operating margin was negative 3.4 percent. The change from 2008 was due primarily to sales volume decreasing at a higher rate than selling and administrative expenses.

Interest and other income (expense) — Interest expense in 2009 was $7,771, a decrease of $8,943, or 53.5 percent from 2008 due to lower borrowing levels and lower interest rates. Other income was $7,895 in 2009, compared to $4,914 in 2008. Included in other income (expense) were currency gains of $1,571 in 2009 and $2,153 in 2008. A $5,011 gain on the sale of real estate in Westlake, Ohio was included in 2009 other income.

Income taxes — Income tax expense was $32,864 in 2009. Most of the goodwill and long-lived asset impairment charges in 2009 were non-deductible for income tax purposes. Income tax expense for 2008 was $62,284.

Net income (loss) — Net loss was $160,055, or $4.77 per diluted share, in 2009. This compares to net income of $117,504, or $3.43 per diluted share, in 2008.

Liquidity and Capital Resources
Cash provided by operations in 2010 was $140,186, compared to $168,677 in 2009. The primary sources were net income (loss), non-cash items and the tax benefit from the exercise of stock options, totaling $213,756 compared to $138,529 in 2009. Operating assets and liabilities used $73,570 of cash in 2010 compared to 2009 when operating assets and liabilities generated $30,148 of cash. The primary reasons for the change were a higher level of business activity resulting in higher operating assets and one-time postretirement payments and cash contributions to U.S. pension plans in 2010 totaling $79,514.

Cash used by investing activities was $41,324 in 2010 compared to $3,939 in 2009. Capital expenditures were $14,317 in 2010, up from $12,514 in the prior year. Significant capital expenditures in 2010 included construction of our new corporate headquarters facility to replace the facility sold in 2009, continuing rollout of SAP enterprise management software and various projects that improve manufacturing and distribution. In 2009, proceeds from the sale of property, plant and equipment were $8,611 and primarily consisted of the sale of our Westlake, Ohio corporate headquarters building and a portion of the real property surrounding the building. In 2010 the acquisition of GLT used $18,576 of cash, and cash of $7,795 was used to purchase marketable securities, primarily bank certificates of deposit.

Cash of $79,275 was used for financing activities in 2010, compared to $161,018 in 2009. The current year included net repayments of $45,135 of short and long-term borrowings, compared to $127,268 in the prior year. Issuance of common shares related to employee benefit plans generated $13,828 of cash in 2010, up from $2,986 in 2009, and the tax benefit from stock option exercises was $7,798 in the current year, up from $284 in the prior year. These increases were the result of more stock option exercises due to the higher price of our common stock. Purchases of treasury shares used $24,935 of cash in 2010, up from $7,115 in 2009, as we focused on repayment of debt in the prior year. Dividend payments were $26,439 in 2010, up from $24,747 in 2009 due to an increase in the annual dividend to $0.78 per share from $0.7375 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2009 to October 31, 2010. Receivables, inventories and accounts payable increased due primarily to higher level of business activity in the fourth quarter of 2010 compared to the fourth quarter of 2009. Prepaid expenses decreased primarily due to the sale of the UV Curing graphic arts and lamps product lines in 2010. Goodwill increased primarily due to the purchase of GLT in 2010. Long-term deferred income taxes changed from a net asset position of $18,119 at the end of 2009 to a net liability position of $9,745 at the end of 2010. The primary reasons for the change were the acceleration of a tax deduction related to a pension contribution made in 2010 and a change to the tax treatment associated with Medicare Part D subsidies. The increase in other long-term assets is largely due to a long-term receivable associated with the sale of UV Curing graphic arts and lamps product lines, and increases in pension assets and in the market value of assets held in a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The increase in income taxes payable is largely due to a higher profitability level in 2010. The increase in accrued liabilities is primarily due to accruals for salaries and incentive compensation offset by payments of supplemental pension and deferred compensation liabilities. Current maturities of long-term debt increased due to scheduled repayments of Senior Notes. The decrease in long-term pension and retirement obligations is the result of the pension plan contributions referred to above partially offset by the effects of lower discount rates.

On December 10, 2008, the board of directors approved a stock repurchase program of up to 1,000 shares. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. During 2010, we repurchased 348 shares authorized to be repurchased under this program.

The following table summarizes contractual obligations as of October 31, 2010:

	Payments Due by Period
		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt(1)	$110,260	$14,260	$96,000	$—	$—
Interest payments on long-term debt(1)	6,362	3,084	3,278	—	—
Capital lease obligations(2)	9,260	4,880	3,999	373	8
Operating leases(2)	25,602	9,001	6,609	2,643	7,349
Notes payable(3)	2,160	2,160	—	—	—
Contributions related to pension and postretirement benefits(4)	5,214	5,214	—	—	—
Purchase obligations(5)	38,456	37,600	856	—	—

Total obligations	$197,314	$76,199	$110,742	$3,016	$7,357

(1) We have a $400,000 unsecured, multicurrency credit facility with a group of banks that expires in 2012 and may be increased to $500,000 under certain conditions. At October 31, 2010, $46,000 was outstanding under this facility, compared to $88,000 outstanding at October 31, 2009. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). At October 31, 2010, we were in compliance with all debt covenants, and the amount we could borrow under the credit facility would not have been limited by any debt covenants.

In 2008, we entered into a Note Purchase and Private Shelf Agreement (the Agreement) with Prudential Investment Management, Inc. The Agreement consists of a $50,000 Senior Note and a $100,000 Private Shelf Facility. The Senior Note bears interest at a rate of 4.98 percent and matures on February 22, 2013. The Agreement also contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at October 31, 2010. Under the Private Shelf Facility, we may also borrow during the next three years up to $100,000 at interest rates in effect at the time of borrowing. Borrowings can be for up to 12 years with an average life not to exceed 10 years. At October 31, 2010, the amount we could borrow under the Private Shelf Facility would not have been limited by any debt covenants.

See Note 8 for additional information.

(2) See Note 6 for additional information.

(3) We have various lines of credit with foreign banks totaling $39,710, of which $37,550 was unused at October 31, 2010. See Note 7 for additional information.

(4) Pension and postretirement plan funding amounts after 2011 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 3 for additional information.

(5) Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2011. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook
Our operating performance in 2010 rebounded from 2009, which was affected by disruptions in global financial markets and the general economic environment. Going forward, we are well positioned to manage our liquidity. Our liquidity needs arise from working capital requirements, capital expenditures and principal and interest payments on indebtedness. Primary sources of capital to meet these needs are cash provided by operations and borrowings under our loan agreements. In 2010, cash from operations was 13 percent of revenue, including voluntary contributions to our U.S. pension plans and one-time postretirement payments representing 8 percent of revenue, compared to 20 percent in 2009. Comparatively, during the 2001 and 2002 recession years, cash from operations were 10 percent and 20 percent, respectively, and then ranged from 10 percent to 14 percent in subsequent years until 2009. Funds provided by borrowings occur under a $400,000 five-year committed revolving line of credit with a group of domestic and international banks that expires in 2012. As of October 31, 2010 we were in compliance with the financial covenant of this credit facility and have $354,000 available borrowing capacity. In addition, in February 2008, we entered into a $100,000 Master Shelf Arrangement with the Prudential Insurance Company to allow for the issuance of medium to long-term unsecured notes. As of October 31, 2010, we are in compliance with the financial covenant relating to a $50,000 five-year note issued under this arrangement. While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Following the rebound in 2010, we move forward with caution in our approach to 2011. Our priorities for 2011 are focused on maintaining operational improvements achieved over the past two years through a combination of non-workforce related efficiencies and workforce reductions. We will continue to utilize lean concepts within our operations. We expect these efforts will provide sufficient cash from operations to meet our liquidity needs, as well as enable us to invest in the development of new applications and markets for our technologies and pursue strategic acquisition opportunities. With respect to spending, the table above presents our financial obligations as $197,314, of which $76,199 is payable in 2011. On December 10, 2008, our board of directors approved a stock repurchase program of up to 1,000 shares. Under this authorization, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. Capital expenditures for 2011 will be focused primarily upon our in-process rollout of SAP and various facility projects that improve manufacturing and distribution.

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

In 2010, as compared with 2009, the United States dollar was generally weaker against foreign currencies. If 2009 exchange rates had been in effect during 2010, sales would have been approximately $12,944 lower and third-party costs would have been approximately $5,208 lower. In 2009, as compared with 2008, the United States dollar was generally stronger against foreign currencies. If 2008 exchange rates had been in effect during 2009, sales would have been approximately $43,952 higher and third-party costs would have been approximately $31,898 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the Euro, Yen and British Pound, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2010, we did not have material foreign currency exposure.

Note 9 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and related weighted-average interest rates by expected maturity dates of fixed-rate debt.

At October 31, 2010

						There-	Total	Fair
	2011	2012	2013	2014	2015	after	Value	Value

Annual repayments of long-term debt	$14,260	$—	$50,000	$—	$—	$—	$64,260	$66,495
Average interest rate of total borrowings outstanding during the year	5.51%	4.98%	4.98%	—%	—%	—%	5.51%

At October 31, 2009
						There-	Total	Fair
	2010	2011	2012	2013	2014	after	Value	Value

Annual repayments of long-term debt	$4,290	$14,260	$—	$50,000	$—	$—	$68,550	$71,706
Average interest rate of total borrowings outstanding during the year	5.61%	5.51%	4.98%	4.98%	—%	—%	5.61%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 0.7 percent at October 31, 2010 and 0.6 percent at October 31, 2009. A one percent increase in interest rates would have resulted in additional interest expense of approximately $1,073 on the variable rate notes payable and long-term debt in 2010.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2010, 2009 and 2008

	2010	2009	2008
(In thousands except for per-share amounts)

Sales	$1,041,551	$819,165	$1,124,829
Operating costs and expenses:
Cost of sales	419,937	350,239	494,394
Selling and administrative expenses	384,752	337,294	434,476
Severance and restructuring costs	2,029	16,396	5,621
Goodwill and long-lived asset impairments	—	243,043	—

	806,718	946,972	934,491

Operating profit (loss)	234,833	(127,807)	190,338
Other income (expense):
Interest expense	(6,263)	(7,771)	(16,714)
Interest and investment income	819	492	1,250
Other — net	1,930	7,895	4,914

	(3,514)	616	(10,550)

Income (loss) before income taxes	231,319	(127,191)	179,788
Income tax provision:
Current	36,441	28,809	54,929
Deferred	26,830	4,055	7,355

	63,271	32,864	62,284

Net income (loss)	$168,048	$(160,055)	$117,504

Average common shares	33,805	33,565	33,746
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	416	—	561

Average common shares and common share equivalents	34,221	33,565	34,307

Basic earnings (loss) per share	$4.97	$(4.77)	$3.48
Diluted earnings (loss) per share	$4.91	$(4.77)	$3.43
Dividends declared per common share	$0.78	$0.7375	$0.73

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2010 and 2009

	2010	2009
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$42,329	$18,781
Marketable securities	7,840	43
Receivables — net	243,790	191,201
Inventories — net	117,721	97,636
Deferred income taxes	33,576	29,756
Prepaid expenses and other current assets	5,775	9,254

Total current assets	451,031	346,671
Property, plant and equipment — net	116,395	118,291
Goodwill	347,326	341,762
Intangible assets — net	42,927	42,144
Deferred income taxes	—	18,119
Other assets	28,675	23,687

	$986,354	$890,674

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$2,160	$1,287
Accounts payable	40,262	33,368
Income taxes payable	24,336	12,347
Accrued liabilities	96,133	92,285
Customer advance payments	10,999	8,807
Current maturities of long-term debt	14,260	4,290
Current obligations under capital leases	3,764	4,038

Total current liabilities	191,914	156,422
Long-term debt	96,000	152,260
Obligations under capital leases	3,316	2,982
Pension and retirement obligations	103,327	133,082
Postretirement obligations	53,919	50,790
Deferred income taxes	9,745	—
Other liabilities	23,061	25,162
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 80,000 shares authorized;
49,011 shares issued at October 31, 2010 and 2009	12,253	12,253
Capital in excess of stated value	255,595	241,494
Retained earnings	797,695	656,086
Accumulated other comprehensive loss	(66,306)	(55,470)
Common shares in treasury, at cost	(494,165)	(484,387)

Total shareholders’ equity	505,072	369,976

	$986,354	$890,674

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2010, 2009 and 2008

	2010	2009	2008
(In thousands)

Number of common shares in treasury
Balance at beginning of year	15,334	15,304	15,301
Shares issued under company stock and employee benefit plans	(724)	(176)	(804)
Purchase of treasury shares	466	206	807

Balance at end of year	15,076	15,334	15,304

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$241,494	$244,096	$224,411
Shares issued under company stock and employee benefit plans	(1,330)	(2,089)	874
Tax benefit from stock option and restricted stock transactions	7,798	285	9,002
Stock-based compensation	7,633	(798)	9,809

Balance at end of year	$255,595	$241,494	$244,096

Retained earnings
Balance at beginning of year	$656,086	$840,888	$748,229
Adoption of FIN 48	—	—	(200)

Balance at beginning of year, adjusted	656,086	840,888	748,029
Net income (loss)	168,048	(160,055)	117,504
Dividends paid ($.78 per share in 2010, $.7375 per share in 2009, and $.73 per share in 2008)	(26,439)	(24,747)	(24,645)

Balance at end of year	$797,695	$656,086	$840,888

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(55,470)	$(40,795)	$8,200
Translation adjustments	(4,361)	40,240	(41,665)
Remeasurement of supplemental pension liability, net of tax of $1,648 in 2010 and $2,074 in 2009	(2,746)	(3,457)	—
Settlement loss recognized, net of tax of $(3,085) in 2010 and $(728) in 2009	5,126	1,188	—
Net prior service cost (credit) occurring during the year, net of tax of $3 in 2010, $(421) in 2009 and $343 in 2008	18	726	(761)
Net actuarial loss occurring during the year, net of tax of $4,756 in 2010, $30,339 in 2009 and $354 in 2008	(8,873)	(53,372)	(6,569)

Balance at end of year	$(66,306)	$(55,470)	$(40,795)

Common shares in treasury, at cost
Balance at beginning of year	$(484,387)	$(482,330)	$(461,976)
Shares issued under company stock and employee benefit plans	20,309	5,131	19,944
Purchase of treasury shares	(30,087)	(7,188)	(40,298)

Balance at end of year	$(494,165)	$(484,387)	$(482,330)

Total shareholders’ equity	$505,072	$369,976	$574,112

Comprehensive income
Net income (loss)	$168,048	$(160,055)	$117,504
Translation adjustments	(4,361)	40,240	(41,665)
Remeasurement of supplemental pension liability, net of tax of $1,648 in 2010 and $2,074 in 2009	(2,746)	(3,457)	—
Settlement loss recognized, net of tax of $(3,085) in 2010 and $(728) in 2009	5,126	1,188	—
Net prior service cost (credit) occurring during the year, net of tax of $3 in 2010, $(421) in 2009 and $343 in 2008	18	726	(761)
Net actuarial loss occurring during the year, net of tax of $4,756 in 2010, $30,339 in 2009 and $354 in 2008	(8,873)	(53,372)	(6,569)

Total comprehensive income (loss)	$157,212	$(174,730)	$68,509

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2010, 2009 and 2008

	2010	2009	2008
(In thousands)

Cash flows from operating activities:
Net income (loss)	$168,048	$(160,055)	$117,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,625	26,310	26,440
Amortization	6,263	5,100	5,797
Goodwill and long-lived asset impairments	—	243,043	—
Provision for losses on receivables	607	1,998	413
Deferred income taxes	26,830	4,055	7,355
Tax benefit from the exercise of stock options	(7,798)	(284)	(9,002)
Non-cash stock compensation	7,633	(814)	9,247
Gain on sale of property, plant and equipment	(18)	(4,324)	(369)
Loss on divestiture	357	—	—
Other	(10,791)	23,500	(22,417)
Changes in operating assets and liabilities:
Receivables	(50,732)	42,182	(8,118)
Inventories	(15,004)	22,688	(5,413)
Other current assets	222	1,170	156
Other noncurrent assets	(2,837)	(872)	7,534
Accounts payable	7,046	(10,257)	(7,678)
Income taxes payable	18,170	5,456	8,817
Accrued liabilities	5,466	(20,766)	(3,102)
Customer advance payments	2,614	853	(2,560)
Other noncurrent liabilities	(38,515)	(10,306)	(10,562)

Net cash provided by operating activities	140,186	168,677	114,042
Cash flows from investing activities:
Additions to property, plant and equipment	(14,317)	(12,514)	(26,386)
Proceeds from sale of property, plant and equipment	354	8,611	2,349
Sale of product lines	(990)	—	—
Acquisition of businesses, net of cash acquired	(18,576)	—	(4,699)
Acquisition of non-controlling interest	—	—	(3,191)
Proceeds from sale of (purchases of) marketable securities	(7,795)	(36)	3

Net cash used in investing activities	(41,324)	(3,939)	(31,924)
Cash flows from financing activities:
Proceeds from short-term borrowings	12,566	613	159,387
Repayment of short-term borrowings	(11,411)	(41,591)	(136,663)
Proceeds from long-term debt	116,000	46,200	108,530
Repayment of long-term debt	(162,290)	(132,490)	(192,820)
Repayment of capital lease obligations	(4,392)	(5,158)	(6,027)
Issuance of common shares	13,828	2,986	16,135
Purchase of treasury shares	(24,935)	(7,115)	(35,615)
Tax benefit from the exercise of stock options	7,798	284	9,002
Dividends paid	(26,439)	(24,747)	(24,645)

Net cash used in financing activities	(79,275)	(161,018)	(102,716)
Effect of exchange rate changes on cash	3,961	3,306	1,217

Increase (decrease) in cash and cash equivalents	23,548	7,026	(19,381)
Cash and cash equivalents at beginning of year	18,781	11,755	31,136

Cash and cash equivalents at end of year	$42,329	$18,781	$11,755

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

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

Revenue recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in 2010, 2009 and 2008 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $8,267, $6,512 and $9,888 in 2010, 2009 and 2008, respectively.

Research and development — Research and development costs are expensed as incurred and were $23,835, $25,528 and $33,566 in 2010, 2009 and 2008, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For 2010 and 2008, the number of options excluded from the calculation of diluted earnings per share was 9 and 189, respectively, as the effect would have been anti-dilutive. When a loss is reported the denominator of diluted earnings per share cannot be adjusted for the dilutive impact of stock options and awards because doing so will result in anti-dilution. Therefore, for 2009, basic weighted-average shares outstanding are used in calculating diluted earnings per share.

Cash and cash equivalents — Highly liquid instruments with maturities of 90 days or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents are carried at cost.

Notes to Consolidated Financial Statements — (Continued)

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

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 25 percent of consolidated inventories at October 31, 2010, and 26 percent at October 31, 2009. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $7,855 and $7,783 higher than reported at October 31, 2010 and October 31, 2009, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories. LIFO liquidations in 2009 increased cost of goods sold by $85.

Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under capital leases, over the terms of the leases. Leasehold improvements are depreciated over the shorter of the lease term or their useful lives. Useful lives are as follows:

Land improvements	15-25 years
Buildings	20-40 years
Machinery and equipment	3-12 years
Enterprise management systems	5-10 years

Depreciation expense is included in cost of sales and selling and administrative expenses.

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2010, 2009 or 2008.

Goodwill and intangible assets — Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. The majority of goodwill relates to and is assigned directly to specific reporting units. Goodwill and indefinite-lived intangible assets consisting of certain trademarks and trade names are not amortized but are subject to annual impairment testing. Our annual impairment testing is performed as of August 1. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit or other indefinite lived intangible assets is less than the carrying amount of those assets.

Notes to Consolidated Financial Statements — (Continued)

Other amortizable intangible assets, which consist primarily of patent costs, customer relationships, noncompete agreements, core/developed technology and finite-lived trade names, are amortized over their useful lives. At October 31, 2010, the weighted average useful lives for each major category of amortizable intangible assets were:

Patent costs	12.1 years
Customer relationships	12.5 years
Noncompete agreements	10.5 years
Core/developed technology	15.0 years
Trade name	4.1 years

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

Foreign currency translation — The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Gains and losses from intercompany foreign currency transactions of a long-term investment nature are included in accumulated other comprehensive income (loss).

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2010 and 2009, consisted of:

	2010	2009

Translation adjustments	$36,478	$40,839
Pension and postretirement benefit plan adjustments	(102,784)	(96,309)

	$(66,306)	$(55,470)

Warranties — Our standard warranty program provides for repair or replacement of defective products within a specified time period (generally one year) measured from the date of delivery or first use. The estimate for future warranty-related costs is calculated based on actual historical return rates. Based on analysis of return rates and other factors, warranty provisions are adjusted as necessary. The liability for warranty costs is included in other accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for 2010 and 2009:

	2010	2009

Balance at beginning of year	$4,587	$5,336
Accruals for warranties	6,068	3,824
Warranty assumed from acquisition	60	—
Warranty of divested product lines	(201)	—
Warranty payments	(5,210)	(4,913)
Currency adjustments	(62)	340

Balance at end of year	$5,242	$4,587

Notes to Consolidated Financial Statements — (Continued)

Note 2 —	Recently issued accounting standards

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

In December 2008, the FASB issued a standard that enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets. We adopted this standard as of October 31, 2010, and the required disclosures are contained in Note 3.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. We must adopt this standard in 2011. The adoption is not expected to have a material effect on our results of operations or financial position.

Note 3 —	Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2010, 2009 and 2008 was approximately $7,945, $7,703 and $9,311, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$224,966	$153,006	$61,631	$44,695
Service cost	5,997	4,177	1,632	1,315
Interest cost	11,883	11,897	2,791	2,625
Participant contributions	—	—	128	142
Plan amendments	643	—	—	—
Addition of plan	—	—	1,241	—
Foreign currency exchange rate change	—	—	(448)	4,823
Actuarial (gain) loss	18,336	67,033	7,966	10,827
Benefits paid	(24,455)	(11,147)	(3,005)	(2,796)

Benefit obligation at end of year	$237,370	$224,966	$71,936	$61,631

Change in plan assets:
Beginning fair value of plan assets	$113,356	$104,790	$28,833	$24,590
Actual return on plan assets	17,266	14,284	994	2,029
Company contributions	69,697	5,429	3,446	3,413
Participant contributions	—	—	128	142
Foreign currency exchange rate change	—	—	(597)	1,455
Benefits paid	(24,455)	(11,147)	(3,005)	(2,796)

Ending fair value of plan assets	$175,864	$113,356	$29,799	$28,833

Funded status at end of year	$(61,506)	$(111,610)	$(42,137)	$(32,798)

Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$497	$298
Accrued benefit liability	(467)	(10,428)	(346)	(1,196)
Pension and retirement obligations	(61,039)	(101,182)	(42,288)	(31,900)

Total amount recognized in financial statements	$(61,506)	$(111,610)	$(42,137)	$(32,798)

Benefits paid for United States plans for 2010 and 2009 included lump sum settlement payments of $17,151 and $9,957, respectively.

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2010	2009	2010	2009

Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$123,449	$121,865	$17,486	$9,499
Prior service cost (credit)	2,695	2,631	14	70

Accumulated other comprehensive (gain) loss	$126,144	$124,496	$17,500	$9,569

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$7,226	$6,180	$857	$391
Amortization of prior service cost (credit)	666	580	5	53

Total	$7,892	$6,760	$862	$444

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2010	2009	2010	2009

Balance at beginning of year	$124,496	$62,852	$9,569	$(769)
Net (gain) loss arising during the year	15,787	64,730	8,319	10,008
Prior service cost (credit) arising during the year	643	—	—	—
Net gain (loss) recognized during the year	(6,181)	(854)	(369)	19
Settlement loss	(8,022)	(1,629)	(190)	(287)
Prior service (cost) credit recognized during the year	(579)	(603)	(49)	(49)
Exchange rate effect during the year	—	—	220	647

Balance at end of year	$126,144	$124,496	$17,500	$9,569

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2010	2009	2010	2009

For all plans:
Accumulated benefit obligation	$223,966	$213,238	$55,865	$49,195
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	237,370	224,966	60,050	55,881
Accumulated benefit obligation	223,966	213,238	49,631	47,402
Fair value of plan assets	175,864	113,356	23,047	26,731

Notes to Consolidated Financial Statements — (Continued)

Net pension benefit costs include the following components:

	United States			International
	2010	2009	2008	2010	2009	2008

Service cost	$5,997	$4,177	$5,389	$1,632	$1,315	$2,099
Interest cost	11,883	11,897	10,605	2,791	2,625	2,895
Expected return on plan assets	(14,716)	(11,982)	(11,642)	(1,348)	(1,210)	(1,470)
Amortization of prior service cost (credit)	579	603	633	49	49	55
Amortization of net actuarial (gain) loss	6,181	854	2,016	369	(19)	233
Settlement loss	8,022	1,629	—	190	287	—

Total benefit cost	$17,946	$7,178	$7,001	$3,683	$3,047	$3,812

Net periodic pension cost for 2010 and 2009 included settlement losses of $8,212 and $1,916, respectively, due to lump sum retirement payments.

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	United States			International
	2010	2009	2008	2010	2009	2008

Discount rate	5.21%	5.50%	8.00%	4.17%	4.78%	5.87%
Expected return on plan assets	8.25	8.51	8.48	4.84	4.85	5.04
Rate of compensation increase	3.30	3.30	3.30	3.21	2.86	3.45

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease

Discount rate:
Effect on total service and interest cost components in 2010	$(2,077)	$2,953	$(226)	$494
Effect on pension obligation as of October 31, 2010	$(24,337)	$30,486	$(11,368)	$14,527
Expected return on assets:
Effect on total service and interest cost components in 2010	$(1,727)	$1,728	$(278)	$278
Effect on pension obligation as of October 31, 2010	$—	$—	$—	$—
Compensation increase:
Effect on total service and interest cost components in 2010	$2,482	$(2,435)	$251	$(250)
Effect on pension obligation as of October 31, 2010	$26,009	$(13,568)	$8,644	$(7,119)

The allocation of pension plan assets as of October 31, 2010 and 2009, is as follows:

	United States		International
	2010	2009	2010	2009

Asset Category
Equity securities	83%	70%	—%	—%
Debt securities	16	29	—	—
Insurance contracts	—	—	59	61
Pooled investment funds	—	—	40	38
Other	1	1	1	1

Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

United States plans comprise 86 percent of the worldwide pension assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The target in “return-seeking assets” is 60 percent and 40 percent in fixed income. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

International plans comprise 14 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2010 by asset category are in the table below. The inputs and methodology used to measure fair value are consistent with those described in Note 18.

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash	$580	$580	$—	$—	$—	$—	$—	$—
Money market funds	19,224	19,224	—	—	309	309	—	—
Equity securities:				—	—	—	—
Basic materials	6,715	6,715	—	—	—	—	—	—
Consumer goods	3,652	3,652	—	—	—	—	—	—
Financial	9,586	9,586	—	—	—	—	—	—
Healthcare	4,483	4,483	—	—	—	—	—	—
Industrial goods	3,048	3,048	—	—	—	—	—	—
Services	5,955	5,955	—	—	—	—	—	—
Technology	4,339	4,339	—	—	—	—	—	—
Utilities	1,839	1,839	—	—	—	—	—	—
Mutual funds	87,339	87,339	—	—	—	—	—	—
Fixed income securities:
U.S. Government	14,329	4,068	10,261	—	—	—	—	—
Corporate	14,489	—	14,489	—	—	—	—	—
Other	57	—	57	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	17,699	—	—	17,699
Real estate	—	—	—	—	—	—	—	—
Pooled investment funds	—	—	—	—	11,791	—	11,791	—
Other	229	229	—	—	—	—	—	—

	$175,864	$151,057	$24,807	$—	$29,799	$309	$11,791	$17,699

At October 31, 2010 and 2009, the pension plans did not have any investment in our common shares.

Notes to Consolidated Financial Statements — (Continued)

Following are the valuation methodologies used to measure the pension assets:

•	Money market funds — Money market funds are public investment vehicles that are valued with a net asset value of one dollar. This is a quoted price in an active market and is classified as Level 1.

•	Equity securities — Common stocks are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1. Mutual funds are valued at the net asset values of the shares at year-end, as determined by the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.

•	Fixed income securities — U.S. Treasury bills reflect the closing price on the active market in which the securities are traded and are classified as Level 1. Securities of U.S. agencies are valued using bid evaluations and a classified as Level 2. Corporate fixed income securities are valued using evaluated prices, such as dealer quotes, bids and offers and are therefore classified as Level 2.

•	Insurance contracts — Insurance contracts are investments with various insurance companies. The assets are valued at the fair value as reported by the insurance companies. These contracts do not hold any specific assets. These investments are classified as Level 3.

•	Pooled investment funds — These are public investment vehicles valued using the net asset value. The net asset value is based on the value of the assets owned by the plan, less liabilities. These investments are not quoted on an active exchange and are classified as Level 2.

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended October 31, 2010:

Balance at beginning of year	$17,600
Net unrealized gains	692
Purchases, sales, issuances and settlements, net	(231)
Transfers in (out)	—
Foreign currency translation	(362)

Balance at end of year	$17,699

Contributions to pension plans in 2011 are estimated to be approximately $2,811.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International

2011	$8,061	$1,716
2012	8,522	2,009
2013	9,066	1,924
2014	9,643	2,232
2015	10,341	2,555
2016-2020	67,106	14,857

Total	$112,739	$25,293

Notes to Consolidated Financial Statements — (Continued)

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

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$52,858	$36,606	$605	$416
Service cost	837	589	29	23
Interest cost	2,504	2,926	45	35
Participant contributions	1,143	880	—	—
Amendment	(1,171)	(1,365)	—	—
Foreign currency exchange rate change	—	—	37	58
Actuarial (gain) loss	1,326	15,391	(53)	77
Benefits paid	(1,898)	(2,169)	(4)	(4)

Benefit obligation at end of year	$55,599	$52,858	$659	$605

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	755	1,289	4	4
Participant contributions	1,143	880	—	—
Benefits paid	(1,898)	(2,169)	(4)	(4)

Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(55,599)	$(52,858)	$(659)	$(605)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,339)	$(2,669)	$(4)	$(4)
Postretirement obligations	(53,260)	(50,189)	(655)	(601)

Total amount recognized in financial statements	$(55,599)	$(52,858)	$(659)	$(605)

The 2010 Amendment noted in the preceding table relates to changes in deductibles and out-of-pocket maximums and changes in limits for certain benefits. The 2009 Amendment relates to changes in life insurance benefits and participant contributions.

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2010	2009	2010	2009

Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$24,887	$24,731	$(203)	$(146)
Prior service cost (credit)	(3,464)	(3,440)	—	—

Accumulated other comprehensive (gain) loss	$21,423	$21,291	$(203)	$(146)

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$1,498	$1,738	$(5)	$(5)
Amortization of prior service cost (credit)	(1,147)	(1,010)	—	—

Total	$351	$728	$(5)	$(5)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2010	2009	2010	2009

Balance at beginning of year	$21,291	$7,021	$(146)	$(216)
Net (gain) loss arising during the year	1,326	15,391	(53)	77
Prior service cost (credit) arising during the year	(1,171)	(1,365)	—	—
Net gain (loss) recognized during the year	(1,170)	(765)	5	11
Prior service credit (cost) recognized during the year	1,147	1,009	—	—
Exchange rate effect during the year	—	—	(9)	(18)

Balance at end of year	$21,423	$21,291	$(203)	$(146)

Net postretirement benefit costs include the following components:

	United States			International
	2010	2009	2008	2010	2009	2008

Service cost	$837	$589	$937	$29	$23	$46
Interest cost	2,504	2,926	2,324	44	35	43
Amortization of prior service cost (credit)	(1,147)	(1,009)	(830)	—	—	—
Amortization of net actuarial (gain) loss	1,170	765	827	(5)	(11)	2

Total benefit cost	$3,364	$3,271	$3,258	$68	$47	$91

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions in the following table represent the rates used to develop the actuarial present value of projected benefit obligation for the year listed and also the net periodic benefit cost for the following year.

	United States			International
	2010	2009	2008	2010	2009	2008

Discount rate	5.25%	5.50%	8.00%	5.75%	6.75%	7.70%
Health care cost trend rate	9.00	8.25	9.00	6.80	7.50	8.50
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	5.00	4.50	4.50	4.80	4.80	4.80
Year the rate reaches the ultimate trend rate	2020	2015	2015	2013	2013	2013

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point	1% Point	1% Point	1% Point
	Increase	Decrease	Increase	Decrease

Discount rate:
Effect on total service and interest cost components in 2010	$(468)	$562	$(9)	$11
Effect on postretirement obligation as of October 31, 2010	$(7,040)	$8,801	$(131)	$176
Health care trend rate:
Effect on total service and interest cost components in 2010	$503	$(406)	$19	$(14)
Effect on postretirement obligation as of October 31, 2010	$8,042	$(6,556)	$169	$(129)

Contributions to postretirement plans in 2011 are estimated to be approximately $2,403.

Retiree postretirement benefit payments are anticipated to be paid as follows:

	United States
	With Medicare	Without Medicare
Year	Part D Subsidy	Part D Subsidy	International

2011	$2,399	$2,693	$4
2012	2,393	2,743	4
2013	2,421	2,830	4
2014	2,522	2,988	8
2015	2,705	3,229	16
2016-2020	16,520	20,417	99

Total	$28,960	$34,900	$135

Notes to Consolidated Financial Statements — (Continued)

Note 4 —	Income taxes

Income tax expense includes the following:

	2010	2009	2008

Current:
U.S. federal	$9,811	$14,370	$25,528
State and local	29	858	960
Foreign	26,601	13,581	28,441

Total current	36,441	28,809	54,929
Deferred:
U.S. federal	34,097	7,281	6,392
State and local	(2,771)	906	1,269
Foreign	(4,496)	(4,132)	(306)

Total deferred	26,830	4,055	7,355

	$63,271	$32,864	$62,284

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $130,149, $21,864 and $88,416 in 2010, 2009 and 2008, respectively.

Foreign income tax expense includes a benefit related to the utilization of loss carryforwards of $1,876, $5 and $376 in 2010, 2009 and 2008, respectively.

During 2010 we sold our UV Curing graphic arts and lamp product lines to Baldwin Technology Company, Inc., as discussed in Note 14, and we recognized $10,243 in tax benefits from the write-off of our tax basis in the product lines. Income tax expense for 2010 was negatively impacted by the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, resulting in an additional tax charge of $5,249. The charge is due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies.

Expense in 2009 included a benefit of $2,752 related to remeasurement of unrecognized tax benefits and a benefit of $531 related to an adjustment to a prior tax year.

On November 1, 2007 we adopted the provisions of a FASB pronouncement regarding the accounting for uncertainty in income taxes. The total unrecognized tax benefits at the time of adoption were $5,188, of which $4,704 would impact the effective tax rate, if recognized. At October 31, 2010 and 2009, total unrecognized tax benefits were $4,078 and $3,969, respectively. The amounts that, if recognized, would impact the effective tax rate were $3,631 and $3,485 at October 31, 2010 and 2009, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Balance at beginning of year	$3,969	$7,685	$5,188
Additions based on tax positions related to the current year	388	515	1,016
Additions for tax positions of prior years	359	—	2,366
Reductions for tax positions of prior years	(638)	(3,267)	(885)
Settlements	—	(964)	—
Lapse of statute of limitations	—	—	—

Balance at end of year	$4,078	$3,969	$7,685

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2010 and 2009, we had accrued interest expense related to unrecognized tax benefits of $468 and $374, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are currently under audit in the U.S. by the Internal Revenue Service (IRS) for the 2008 tax year; tax years prior to 2007 are no longer subject to IRS examination. Generally, major state jurisdiction tax years remain open to examination for tax years after 2005; major foreign jurisdiction tax years remain open to examination for tax years after 2006. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The principal items accounting for the difference in income taxes computed at the U.S. statutory rate and income tax shown in the Consolidated Statements of Income for 2010, 2009, and 2008 are as follows:

	2010	2009	2008

Tax at statutory rate of 35%	$80,962	$(44,517)	$62,926
Impact of goodwill charge	—	79,064	—
Domestic Production Deduction	(1,737)	(1,134)	(1,741)
Foreign tax rate variances, net of foreign tax credits	(10,550)	1,279	(2,824)
State and local taxes, net of federal income tax benefit	(1,828)	1,160	1,499
Tax expense related to tax law change	5,249	—	—
Tax benefit from sale of UV product lines	(10,243)	—	—
Amounts related to prior years	776	(3,283)	1,525
Other — net	642	295	899

Provision for income taxes	$63,271	$32,864	$62,284

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

In October 2008, Congress passed and the President signed the Tax Extenders and AMT Relief Act of 2008, which provided retroactive reinstatement of a research credit. The 2008 impact from this Act was an additional tax benefit of $800.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $101,170, $(149,055) and $91,372 in 2010, 2009 and 2008, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $340,354 and $258,416 at October 31, 2010 and 2009, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset United States taxes due upon the distribution.

Notes to Consolidated Financial Statements — (Continued)

Significant components of deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets:
Sales to international subsidiaries and related consolidation adjustments	$8,919	$6,657
Employee benefits	63,520	91,985
Other accruals not currently deductible for taxes	11,681	8,252
Tax credit and loss carryforwards	5,664	7,116
Inventory adjustments	3,585	3,302
Translation of foreign currency accounts	316	—
Other — net	268	113

Total deferred tax assets	93,953	117,425
Valuation allowance	(5,729)	(7,810)

Total deferred tax assets	88,224	109,615
Deferred tax liabilities:
Depreciation	64,198	61,232
Translation of foreign currency accounts	—	355
Other — net	195	153

Total deferred tax liabilities	64,393	61,740

Net deferred tax assets	$23,831	$47,875

At October 31, 2010, we had $645 of tax credit carryforwards that will expire in 2013 through 2017. We also had $4,033 Federal, $41,050 state and $2,387 foreign operating loss carryforwards, of which $45,854 will expire in 2011 through 2030, and $1,616 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $2,081 in 2010 and an increase of $3,261 in 2009. The valuation allowance of $5,279 at October 31, 2010, relates primarily to tax credits and loss carryforwards that may expire before being realized. At October 31, 2010 the valuation allowance includes $523 relating to loss carryforwards recorded in purchase accounting.

Notes to Consolidated Financial Statements — (Continued)

Note 5 —	Details of balance sheet

	2010	2009

Receivables:
Accounts	$215,960	$180,248
Notes	11,035	6,548
Other	20,148	8,133

	247,143	194,929
Allowance for doubtful accounts	(3,353)	(3,728)

	$243,790	$191,201

Inventories:
Finished goods	$72,633	$63,289
Work-in-process	15,614	11,607
Raw materials and finished parts	54,131	46,263

	142,378	121,159
Obsolescence and other reserves	(16,802)	(15,740)
LIFO reserve	(7,855)	(7,783)

	$117,721	$97,636

Property, plant and equipment:
Land	$7,810	$7,392
Land improvements	2,325	2,328
Buildings	115,111	115,309
Machinery and equipment	207,740	200,300
Enterprise management system	37,249	36,716
Construction-in-progress	8,544	2,749
Leased property under capitalized leases	14,879	16,306

	393,658	381,100
Accumulated depreciation and amortization	(277,263)	(262,809)

	$116,395	$118,291

Accrued liabilities:
Salaries and other compensation	$40,334	$28,772
Pension and retirement	1,675	12,339
Taxes other than income taxes	8,110	7,740
Other	46,014	43,434

	$96,133	$92,285

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $12,266, $11,801 and $12,353 in 2010, 2009 and 2008, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2010	2009

Transportation equipment	$13,870	$15,337
Other	1,009	969

Total capitalized leases	14,879	16,306
Accumulated amortization	(7,799)	(9,286)

Net capitalized leases	$7,080	$7,020

At October 31, 2010, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized	Operating
	Leases	Leases

Year:
2011	$4,880	$9,001
2012	2,752	4,126
2013	1,247	2,483
2014	310	1,505
2015	63	1,138
Later years	8	7,349

Total minimum lease payments	9,260	$25,602

Less amount representing executory costs	1,063

Net minimum lease payments	8,197
Less amount representing interest	1,117

Present value of net minimum lease payments	7,080
Less current portion	3,764

Long-term obligations at October 31, 2010	$3,316

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2010	2009

Available bank lines of credit:
Domestic banks	$—	$—
Foreign banks	39,710	48,433

Total	$39,710	$48,433

Outstanding notes payable:
Domestic bank debt	$—	$—
Foreign bank debt	2,160	1,287

Total	$2,160	$1,287

Weighted-average interest rate on notes payable	4.1%	4.9%
Unused bank lines of credit	$37,550	$47,146

Note 8 — Long-term debt

A summary of long-term debt is as follows:

	2010	2009

Revolving credit agreement	$46,000	$88,000
Senior notes, due 2005-2011	14,260	18,550
Senior notes, due 2013	50,000	50,000

	110,260	156,550
Less current maturities	14,260	4,290

Long-term maturities	$96,000	$152,260

Revolving credit agreement — This $400,000 revolving credit agreement is with a group of banks and expires in 2012. Payment of quarterly commitment fees is required. The weighted average interest rate for borrowings under this agreement was 0.59 percent at October 31, 2010.

Senior notes, due 2005-2011 — These fixed rate notes with a group of insurance companies had an original weighted-average life of 6.5 years at the time of issuance in 2001. The weighted-average interest rate at October 31, 2010 was 7.39 percent.

Senior note, due 2013 — This note is payable in one installment and has a fixed interest rate of 4.98 percent.

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2010, are as follows: $14,260 in 2011; $46,000 in 2012; $50,000 in 2013; and $0 in 2014 and 2015.

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “Other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. Gains of $7,970 and $3,817 were recognized from changes in fair value of these contracts in 2010 and 2009, respectively. A loss of $2,033 was recognized from changes in fair value of these contracts in 2008. We do not use financial instruments for trading or speculative purposes.

At October 31, 2010, we had outstanding forward exchange contracts that mature at various dates through January 2011. The following table summarizes, by currency, forward exchange contracts outstanding at October 31, 2010 and 2009:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

October 31, 2010 contract amounts:
Euro	$17,145	$17,601	$171,870	$181,430
British pound	—	—	25,832	26,576
Japanese yen	12,947	13,260	18,678	19,490
Others	6,357	6,545	28,361	29,854

Total	$36,449	$37,406	$244,741	$257,350

October 31, 2009 contract amounts:
Euro	$7,663	$7,698	$178,983	$181,831
British pound	491	493	12,015	11,997
Japanese yen	2,876	2,911	20,862	21,342
Others	8,678	8,580	26,143	26,489

Total	$19,708	$19,682	$238,003	$241,659

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at October 31, 2010. These contracts were not designated as hedging instruments.

Asset Derivatives		Liability Derivatives
Balance sheet		Balance sheet
location	Fair value	location	Fair value

Receivables	$12,098	Accrued liabilities	$445

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2010 and 2009, a net loss of $999 and a net gain of $1,202, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

Notes to Consolidated Financial Statements — (Continued)

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and forward exchange contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2010, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$42,329	$42,329	$18,781	$18,781
Marketable securities	7,840	7,840	43	43
Notes payable	(2,160)	(2,160)	(1,287)	(1,287)
Long-term debt	(110,260)	(112,495)	(156,550)	(159,706)
Forward exchange contracts (net)	11,653	11,653	3,683	3,683

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices, which are considered to be Level 1 inputs under the fair value hierarchy.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign exchange contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Note 10 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2010, 2009 or 2008.

Common — We have 80,000 authorized common shares without par value. In March 1992, the shareholders adopted an amendment to the articles of incorporation, which, when filed with the Secretary of State for the State of Ohio, would increase the number of authorized common shares to 160,000. At October 31, 2010 and 2009, there were 49,011 common shares issued. At October 31, 2010 and 2009, the number of outstanding common shares, net of treasury shares, was 33,935 and 33,678, respectively.

Common shares repurchased during 2010, 2009 and 2008 were as follows:

	Number of	Total	Average
Year	Shares	Amount	per Share

2010	348	$22,047	$63.27
2009	197	$6,826	$34.62
2008	664	$30,678	$46.22

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Stock-based compensation

The amended and restated 2004 long-term performance plan, approved by shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, restricted stock units, cash awards and other stock- or performance-based incentives. The number of common shares available for grant is 2.5 percent of the number of common shares outstanding as of the first day of each year. At the end of 2010, there were 848 shares available for grant in 2011.

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year for executive officers and 20 percent per year for other employees and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense of $2,231, $3,026 and $3,066 for 2010, 2009 and 2008, respectively.

Following is a summary of stock options for 2010:

		Weighted-Average	Aggregate
	Number of	Exercise Price Per	Intrinsic	Weighted-Average
	Options	Share	Value	Remaining Term

Outstanding at October 31, 2009	1,799	$35.30
Granted	183	$55.82
Exercised	(614)	$30.90
Forfeited or expired	(187)	$38.29

Outstanding at October 31, 2010	1,181	$40.30	$44,556	6.0 years

Vested at October 31, 2010 or expected to vest	1,138	$40.13	$43,128	5.9 years
Exercisable at October 31, 2010	709	$37.58	$28,660	4.7 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$20 — $35	$36 — $50	$51 — $62

Number outstanding	416	441	324
Weighted-average remaining contractual life, in years	5.4	5.0	8.1
Weighted-average exercise price	$27.77	$41.59	$54.59
Number exercisable	242	389	78
Weighted-average exercise price	$27.08	$41.01	$53.16

As of October 31, 2010, there was $5,131 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.0 years.

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

	2010	2009

Expected volatility	.429-.442	.404-.408
Expected dividend yield	1.35-1.40%	1.36%
Risk-free interest rate	2.27-3.18%	1.58-1.76%
Expected life of the option (in years)	5.4-6.3	5.4-6.2

Notes to Consolidated Financial Statements — (Continued)

The weighted-average expected volatility used to value options granted in 2010 and 2009 was .436 and .405, respectively. The weighted-average dividend yield used to value the 2010 options was 1.39%.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2010, 2009 and 2008 was $22.16, $10.62 and $14.10, respectively.

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $22,821, $2,024 and $30,589, respectively. Cash received from the exercise of stock options for 2010, 2009 and 2008 was $13,828, $2,986 and $16,135, respectively. The tax benefit realized from tax deductions from exercises for 2010, 2009 and 2008 was $7,798, $284 and $9,002, respectively.

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

The following table summarizes 2010 activity related to nonvested stock:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Nonvested at October 31, 2009	23	$38.49
Granted	30	$56.77
Vested	(13)	$47.20
Forfeited	—	—

Nonvested at October 31, 2010	40	$49.40

As of October 31, 2010, there was $1,236 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 2.2 years. The amount charged to expense related to nonvested stock was $774, $507 and $886 in 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements — (Continued)

Deferred directors compensation — Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.

The following is a summary of the activity related to deferred director compensation during 2010:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value Per Share

Outstanding at October 31, 2009	127	$30.51
Deferrals	3	$67.65
Restricted stock units vested	11	$41.80
Dividend equivalents	2	$66.56
Distributions	(9)	$26.77

Outstanding at October 31, 2010	134	$33.09

The amount charged to expense related to this plan was $351, $333 and $305 in 2010, 2009 and 2008, respectively.

Long-Term Incentive Compensation Plan — Under the Long-Term Incentive Compensation Plan, executive officers and selected other key employees receive common stock awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No payout will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the Black-Scholes model. The per share values for 2010 were $52.19 and $59.04 for the executive officer group and $52.19 for the selected other employees. The per-share values for 2009 and 2008 were $26.45 and $50.74, respectively. These performance-based equity grants are recorded in shareholders’ equity. The cumulative amounts recorded in shareholders’ equity at October 31, 2010 and October 31, 2008 were $3,879 and $9,483, respectively. There was no cumulative amount recorded in shareholders’ equity at October 31, 2009. The amounts charged to expense for executive officers and selected other employees in 2010 and 2008 were $3,879 and $4,762, respectively. There was $5,014 credited to expense for executive officers and selected other employees in 2009.

Shares reserved for future issuance — At October 31, 2010, there were 73,127 of common shares reserved for future issuance through the exercise of outstanding options or rights.

Note 12 — Severance and restructuring costs

Cost reduction activities were taken in 2008 through 2010 primarily in response to economic conditions and with the objective of improving operating efficiencies. Total severance and related costs of these actions were $23,986 of which $5,561 occurred in 2008, $16,396 occurred in 2009, and $2,029 occurred in 2010. The severance costs were recorded in the Corporate segment.

In March 2007, we announced that the Adhesive Dispensing Systems segment manufacturing operation located in Talladega, Alabama would be closed and production activities would be moved to other facilities that are closer to supplier locations. Total severance costs were $493 and were recorded over the future service period of April 2007 through March 2008.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity in the severance and restructuring accruals during 2008, 2009 and 2010:

	Cost	Adhesive
	Reduction	Dispensing
	Actions -	Systems -
	2008-2010	2007 Action	Total

Accrual balance at October 31, 2007	$—	$403	$403
Additions to accrual	5,561	60	5,621
Payments	(1,053)	(463)	(1,516)
Currency effects	(25)	—	(25)

Accrual balance at October 31, 2008	4,483	—	4,483
Additions to accrual	16,396	—	16,396
Payments	(18,732)	—	(18,732)
Currency effects	81	—	81

Accrual balance at October 31, 2009	2,228	—	2,228
Additions to accrual	2,029	—	2,029
Payments	(3,161)	—	(3,161)
Currency effects	(173)	—	(173)

Accrual balance at October 31, 2010	$923	$—	$923

Note 13 — Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results after the respective dates of acquisitions are included in the Consolidated Statement of Income. Assuming the acquisitions below had taken place at the beginning of 2008, pro-forma results for 2010, 2009 and 2008 would not have been materially different.

On January 5, 2010, we acquired 100 percent of the outstanding shares of G L T Gesellschaft für Löttechnik mbH (“GLT”), a German distributor of Nordson EFD dispensing systems and related products. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $22,021 ($18,576, net of cash acquired). Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $6,034 and identifiable intangible assets of $7,270 were recorded. The identifiable intangible assets consist primarily of $5,661 of customer relationships that are being amortized over 10 years.

On October 1, 2008, we acquired certain assets of Wachter Paul & Co., Dosier-Klebetechnik, a Swiss distributor of Nordson EFD dispensing systems and related products.

On August 1, 2008, we acquired 100 percent of the outstanding shares of MLT Systems Holdings (Pty) Ltd. and its subsidiary, MLT Application Systems (Pty) Ltd. (MLT) of Cape Town, South Africa. MLT had been the exclusive distributor of our products in South Africa since 1989.

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

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Divestiture

On June 30, 2010, we sold our UV Curing graphic arts and lamps product lines to Baldwin Technology Company, Inc. These product lines were reported in the Advanced Technology Systems segment. This divestiture did not qualify for discontinued operations treatment, because it was not a component of an entity, as its operations and cash flows were not clearly distinguished from the rest of the entity. During 2010, we recognized a pretax loss on disposition of $357, which is reflected in selling and administrative expenses in the Consolidated Statement of Income. In the current year, results of operations and net assets of the divested product lines were immaterial to our consolidated results of operations, financial position and cash flows. In the fourth quarter of 2009, we recognized a pre-tax impairment charge of $14,101, including $12,129 of goodwill impairment, to write down the carrying amount of the assets held for sale to the estimated fair value less costs to sell. The tax benefit related to the write-off of our tax basis in the investment in these product lines is discussed in Note 4.

Note 15 — Supplemental information for the statement of cash flows

	2010	2009	2008

Cash operating activities:
Interest paid	$6,518	$7,986	$17,633
Income taxes paid	22,218	24,893	45,089
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$5,468	$3,257	$6,886
Capitalized lease obligations terminated	721	2,376	1,024
Shares acquired and issued through exercise of stock options	5,151	73	4,682
Non-cash assets and liabilities of businesses acquired:
Working capital	$4,062	$—	$1,082
Property, plant and equipment	1,320	—	112
Intangibles and other long-term assets	14,880	—	4,271
Long-term debt and other liabilities	(1,686)	—	(766)

	$18,576	$—	$4,699

Note 16 — Operating segments and geographic area data

We conduct business in three primary operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the cost reduction program that began in 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

No single customer accounted for five percent or more of sales in 2010, 2009 or 2008.

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments:

	Adhesive	Advanced		Industrial
	Dispensing	Technology		Coating
	Systems	Systems		Systems		Corporate		Total

Year ended October 31, 2010
Net external sales	$525,290	$380,304		$135,957		$—		$1,041,551
Depreciation	8,014	7,656		2,836		4,119		22,625
Operating profit	166,255	86,329		12,506		(30,257	)(a)	234,833
Identifiable assets(b)	251,881	482,132		56,687		206,663	(c)	997,363
Expenditures for long-lived assets	1,857	2,823		517		9,120		14,317
Year ended October 31, 2009
Net external sales	$460,746	$248,827		$109,592		$—		$819,165
Depreciation	9,087	7,294		3,300		6,629		26,310
Operating profit (loss)	127,589	(214,373	)(d)	(7,303	)(d)	(33,720	)(a)	(127,807)
Identifiable assets(b)	226,904	451,300		50,072		168,686	(c)	896,962
Expenditures for long-lived assets	1,922	7,097		857		2,638		12,514
Year ended October 31, 2008
Net external sales	$580,711	$367,366		$176,752		$—		$1,124,829
Depreciation	9,391	7,613		3,897		5,539		26,440
Operating profit	145,390	61,764		11,015		(27,831	)(a)	190,338
Identifiable assets(b)	248,782	700,767		69,897		149,819	(c)	1,169,265
Expenditures for long-lived assets	5,320	14,278		3,285		3,503		26,386

(a)	Includes severance and restructuring charges $2,029, $16,396 and $5,561 in 2010, 2009 and 2008, respectively.

(b)	Includes notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(c)	Corporate assets are principally cash and cash equivalents, deferred income taxes, investments, capital leases, headquarter facilities, the major portion of our domestic enterprise management system, and intangible assets.

(d)	Includes goodwill and long-lived asset impairments of $239,427 in the Advanced Technology Systems segment and $3,616 in the Industrial Coating Systems segment.

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2010	2009	2008

Net external sales
United States	$277,262	$235,295	$315,553
Americas	77,592	59,900	76,860
Europe	337,448	295,952	431,583
Japan	95,789	81,944	110,891
Asia Pacific	253,460	146,074	189,942

Total net external sales	$1,041,551	$819,165	$1,124,829

Long-lived assets
United States	$80,974	$79,675	$89,618
Americas	1,865	1,703	1,571
Europe	13,401	15,329	18,695
Japan	3,587	3,257	3,457
Asia Pacific	16,568	18,327	20,502

Total long-lived assets	$116,395	$118,291	$133,843

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2010	2009	2008

Total profit (loss) for reportable segments	$234,833	$(127,807)	$190,338
Interest expense	(6,263)	(7,771)	(16,714)
Interest and investment income	819	492	1,250
Other-net	1,930	7,895	4,914

Income (loss) before income taxes	$231,319	$(127,191)	$179,788

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2010	2009	2008

Total assets for reportable segments	$997,363	$896,962	$1,169,265
Customer advance payments	10,999	8,807	7,521
Eliminations	(22,008)	(15,095)	(10,117)

Total consolidated assets	$986,354	$890,674	$1,166,669

Note 17 — Goodwill and intangible assets

Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. We assess the fair value of reporting units on a non-recurring basis using a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting units. The implied fair value of our reporting units is determined based on significant unobservable inputs; accordingly, these inputs fall within Level 3 of the fair value hierarchy.

For 2010 and 2009, our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment. Reporting units in the Advanced Technology Systems segment in 2010 are consistent with those used in 2009, except that Picodostec and YESTech are now included in the EFD and Dage reporting units, respectively.

Notes to Consolidated Financial Statements — (Continued)

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a fair value using a discounted cash flow valuation methodology and compare the result against the carrying value for net assets of each reporting unit. Indications of value derived for each reporting unit using the market approach are corroborated with the results of the discounted cash flow approach. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in 2010, the second step of the goodwill impairment test was not necessary. In 2009, the second step of the goodwill impairment test was performed and we recognized an impairment charge related to a reduction in the carrying value of goodwill in the amount of $232,789, relating to six reporting units as follows: Dage $166,916, Picodostec $7,530, YESTech $26,149, March Plasma Systems $16,449, UV Curing $12,129, and Industrial Coating Systems $3,616.

Changes in the carrying amount of goodwill during 2010 by operating segment follow:

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Total

Balance at October 31, 2009
Goodwill	$33,850	$537,085	$3,616	$574,551
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	33,850	307,912	—	341,762
Acquisition/Adjustment	200	6,034	—	6,234
Currency effect	(267)	(403)	—	(670)
Balance at October 31, 2010
Goodwill	33,783	542,716	3,616	580,115
Accumulated impairment losses	—	(229,173)	(3,616)	(232,789)

	$33,783	$313,543	$—	$347,326

Notes to Consolidated Financial Statements — (Continued)

Information regarding intangible assets subject to amortization follows:

	October 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$20,641	$6,961	$13,680
Customer relationships	30,630	8,273	22,357
Noncompete agreements	5,982	4,857	1,125
Core/developed technology	2,788	2,123	665
Trade name	1,684	479	1,205
Other	1,432	636	796

Total	$63,157	$23,329	$39,828

	October 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Patent costs	$20,983	$5,242	$15,741
Customer relationships	25,402	5,689	19,713
Noncompete agreements	5,935	4,223	1,712
Core/developed technology	2,788	1,888	900
Trade name	890	—	890
Other	638	620	18

Total	$56,636	$17,662	$38,974

Indefinite-lived intangible assets are trademarks and trade names associated with Dage, Picodostec and YESTech. Indefinite-lived intangible assets are not subject to amortization and need to be tested for impairment annually or more often if indications of impairment exist. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. After an impairment charge is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment charge is prohibited.

The common valuation technique for determining the fair value of trademark and trade names is the “relief from royalty method” which is based on significant unobservable inputs; accordingly, these inputs fall within Level 3 of the fair value hierarchy. The theory is that these assets relieve the owner from having to pay a hypothetical royalty attributable to an exclusive license for selling products under the trademark or trade name. The value of the hypothetical exclusive license is based upon the present value of a stream of hypothetical royalty payments, using assumptions for revenue growth (the same as for goodwill testing), discount rates (slightly more risk premium than for goodwill testing), royalty rates (based on market data), and tax amortization benefits (based upon statutory guidance). At October 31, 2010 and 2009, $3,099 and $3,170, respectively, of trademark and trade name intangible assets were not subject to amortization. No impairment charges were recorded in 2010. In 2009, this testing resulted in impairment charges totaling $8,282 as follows by reporting unit: Dage $5,365, Picodostec $157, YESTech $350, and TAH Industries $2,410. The charge for the TAH trade name was due to our branding program, under which TAH product lines are being integrated into and marketed as “Nordson EFD” over the next several years. Accordingly, the TAH trade name was converted to a finite-lived asset.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense for 2010 and 2009 was $6,263 and $5,100, respectively. Estimated amortization expense for each of the five succeeding years follows:

Year	Amounts

2011	$6,270
2012	$5,360
2013	$4,679
2014	$4,055
2015	$3,476

Note 18 — Fair value measurements

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

Fair value disclosures related to goodwill and indefinite-lived intangible assets are in Note 17.

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2010:

	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust(a)	$14,237	$—	$14,237	$—
Forward exchange contracts(b)	12,098	—	12,098	—

Total assets at fair value	$26,335	$—	$26,335	$—

Liabilities:
Deferred compensation plans(c)	$7,073	$7,073	$—	$—
Forward exchange contracts(b)	445	—	445	—

Total liabilities at fair value	$7,518	$7,073	$445	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

Notes to Consolidated Financial Statements — (Continued)

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100 percent of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Note 19 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth

2010:
Sales	$220,589	$251,659	$279,121	$290,182
Gross margin	131,675	153,867	165,801	170,271
Net income	26,732	32,431	55,329	53,556
Earnings per share:
Basic	.79	.96	1.63	1.58
Diluted	.78	.94	1.61	1.56
2009:
Sales	$186,608	$188,840	$206,273	$237,444
Gross margin	107,237	102,883	121,737	137,069
Net income (loss)	11,156	13,843	23,979	(209,033)
Earnings (loss) per share:
Basic	.33	.41	.71	(6.22)
Diluted	.33	.41	.71	(6.22)

The sum of the per-share amounts for the four quarters of 2010 and 2009 do not equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

During the first quarter of 2010, net income tax benefits of $3,062 were recorded. During the second quarter of 2010, an additional tax charge of $5,255 was recorded resulting from the enactment of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010. The charge was due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies. During the third quarter of 2010, a tax benefit of $10,700 was recognized as a result of the write-off of the tax basis of the UV graphic arts business sold on June 30, 2010.

Pretax severance and restructuring costs of $531, $571, $347 and $580 were recognized in the first, second, third and fourth quarters, respectively, of 2010.

Pre-tax goodwill and long-lived asset impairments of $243,043 were recognized in the fourth quarter of 2009. During the first quarter of 2009, a gain of $5,036 related to the sale of real estate was recorded. Pretax severance and restructuring costs of $8,064, $5,054, $977 and $2,301 were recognized in the first, second, third and fourth quarters, respectively, of 2009.

Notes to Consolidated Financial Statements — (Continued)

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2010, and 2009 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Note 21 — Subsequent events

On November 1, 2010, we acquired Micromedics Inc., a leader in applying and dispensing biomaterials for controlling bleeding, healing wounds, and other related medical procedures. Micromedics, headquartered in St. Paul, Minnesota, will be integrated into our Advanced Technology Systems segment.

We evaluated all events or transactions that occurred after October 31, 2010 through the date the financial statements were issued, and there were no material recognizable subsequent events or other non-recognizable subsequent events.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2010.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2010. Their report is included herein.

/s/ Michael F. Hilton	/s/ Gregory A. Thaxton

Director, President and Chief Executive Officer	Vice President, Chief Financial Officer
December 17, 2010	December 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010 of Nordson Corporation and our report dated December 17, 2010 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 17, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) and (c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2010 expressed an unqualified opinion thereon.

Cleveland, Ohio
December 17, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (vice president, chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2010. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2010 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Executive Officers of the Company.”

We have adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on our Web site at http://www.nordson.com/governance. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the captions “Directors Compensation for Fiscal Year 2010,” “Summary Compensation for Fiscal Year 2010,” “Grants of Plan-Based Awards for Fiscal Year 2010,” “Option Exercises and Stock Vested for Fiscal Year 2010,” “Pension Benefits for Fiscal Year 2010,” “Nonqualified Deferred Compensation for Fiscal Year 2010” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Ownership of Nordson Common Shares” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Equity Compensation Table
The following table sets forth information regarding equity compensation plans in effect as of October 31, 2010.

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average	equity compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first reporting
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	1,181	$40.30	848
Equity compensation plans not approved by security holders	—	—	—

Total	1,181	$40.30	848

The number of Common Shares available for grant is 2.5 percent of the number of Common Shares outstanding as of the first day of each year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Independent Auditors” in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ending October 31, 2010

Consolidated Balance Sheets as of October 31, 2010 and October 31, 2009

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ending October 31, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ending October 31, 2010

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2010.

No other consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

(a) 3. Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 17, 2010

By:
/s/  Gregory A. Thaxton
Gregory A. Thaxton
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael F. Hilton Michael F. Hilton Director, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2010

/s/ Gregory A. Thaxton Gregory A. Thaxton Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 17, 2010

/s/ Joseph P. Keithley Joseph P. Keithley Chairman of the Board	December 17, 2010

/s/ Lee C. Banks Lee C. Banks Director	December 17, 2010

/s/ Randolph W. Carson Randolph W. Carson Director	December 17, 2010

/s/ Dr. David W. Ignat Dr. David W. Ignat Director	December 17, 2010

/s/ William P. Madar William P. Madar Director	December 17, 2010

/s/ Michael J. Merriman, Jr. Michael J. Merriman, Jr. Director	December 17, 2010

Signatures — Continued

/s/ Mary G. Puma Mary G. Puma Director	December 17, 2010

/s/ Victor L. Richey, Jr. Victor L. Richey, Jr. Director	December 17, 2010

/s/ William L. Robinson William L. Robinson Director	December 17, 2010

/s/ Benedict P. Rosen Benedict P. Rosen Director	December 17, 2010

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at	Assumed				Balance
	Beginning	from	Charged to		Currency	at End
	of Year	Acquisitions	Expense	Deductions	Effects	of Year

Allowance for Doubtful Accounts
2008	$4,302	—	413	1,393	(255)	$3,067
2009	$3,067	—	1,998	1,654	317	$3,728
2010	$3,728	6	607	901	(87)	$3,353
Inventory Obsolescence and Other Reserves
2008	$12,365	60	5,492	3,092	(1,692)	$13,133
2009	$13,133	—	5,654	4,234	1,187	$15,740
2010	$15,740	187	4,233	3,061	(297)	$16,802

NORDSON CORPORATION

Index to Exhibits
(Item 15(a) (3))

Exhibit
Number	Description

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)
3-b	1998 Amended Regulations
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	$400 million Credit Agreement between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 16, 2007)
4-b	$100 million Senior Note Purchase Agreement between Nordson Corporation and various insurance companies (incorporated herein by reference to Exhibit 4-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)
4-c	Note Purchase and Private Shelf Agreement dated February 22, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)
(10)	Material Contracts
10-a	Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan*
10-b-2	Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-a to Registrant’s Form 8-K dated December 16, 2008)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan Agreement (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 30, 2005)*
10-d-3	Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-c to Registrant’s Form 8-K dated December 16, 2008)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006)*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan*
10-e-3	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-b to Registrant’s Form 8-K dated December 16, 2008)*
10-f	Employment Agreement between the Registrant and Edward P. Campbell*

Index to Exhibits — Continued

Exhibit
Number	Description

10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 Agreement (incorporated herein by reference to Exhibit 10-g to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008)*
10-g-1	Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated February 25, 2008)*
10-h	Nordson Corporation Assurance Trust Agreement*
10-h-1	Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell*
10-h-2	Amended Employment Agreement (Change in Control) between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated December 16, 2008)*
10-h-3	Supplemental Pension and Severance Benefits Arrangement with Edward P. Campbell between the Registrant and Edward P. Campbell (incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 8-K dated December 16, 2008)*
10-h-4	Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated December 16, 2008)*
10-i	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation*
10-j	Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation*
10-l	Stock Purchase Agreement between John Greasley, Nordson Corporation and Dage Holdings Limited (incorporated herein by reference to Exhibit 99.3(b) to Registrant’s Form 8-K dated December 19, 2006)
10-m	Employment Agreement between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.3 to Registrant’s Form 8-K dated December 21, 2009)*
10-n	Employment Agreement (Change in Control Retention Agreement) between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.4 to Registrant’s Form 8-K dated December 21, 2009)*
10-o	Supplemental Retirement Agreement between the Registrant and Michael F. Hilton*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at October 31, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009 and 2008, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).
*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.