Form 10-Q
period 2011-01-31
NORDSON CORP
filed 2011-03-11
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares without par value as of January 31, 2011: 34,110,285

Nordson Corporation

Nordson Corporation
Part I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

Three months ended	January 31, 2011	January 31, 2010

(In thousands, except for per share data)
Sales	$270,962	$220,589

Operating costs and expenses:
Cost of sales	104,791	88,914
Selling and administrative expenses	100,647	94,874
Severance and restructuring costs	—	531

	205,438	184,319

Operating profit	65,524	36,270

Other income (expense):
Interest expense	(1,395)	(1,456)
Interest and investment income	125	275
Other — net	936	319

	(334)	(862)

Income before income taxes	65,190	35,408

Income taxes	19,293	8,676

Net income	$45,897	$26,732

Average common shares	34,007	33,665
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	432	459

Average common shares and common share equivalents	34,439	34,124

Basic earnings per share	$1.35	$0.79

Diluted earnings per share	$1.33	$0.78

Dividends declared per share	$0.21	$0.19

See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheet

(In thousands)	January 31, 2011	October 31, 2010

Assets
Current assets:
Cash and cash equivalents	$61,122	$42,329
Marketable securities	6	7,840
Receivables — net	214,400	243,790
Inventories — net	122,632	117,721
Deferred income taxes	34,035	33,576
Prepaid expenses	9,230	5,775

Total current assets	441,425	451,031

Property, plant and equipment — net	119,184	116,395
Goodwill	360,376	347,326
Other intangible assets — net	47,963	42,927
Other assets	28,486	28,675

	$997,434	$986,354

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$357	$2,160
Accounts payable	36,380	40,262
Income taxes payable	28,231	24,336
Accrued liabilities	70,594	96,133
Customer advanced payments	14,063	10,999
Current maturities of long-term debt	14,345	14,260
Current obligations under capital leases	3,820	3,764

Total current liabilities	167,790	191,914

Long-term debt	87,915	96,000
Deferred income taxes	14,263	9,745
Pension and retirement obligations	103,988	103,327
Other liabilities	80,703	80,296

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	263,180	255,595
Retained earnings	836,448	797,695
Accumulated other comprehensive loss	(71,588)	(66,306)
Common shares in treasury, at cost	(497,518)	(494,165)

Total shareholders’ equity	542,775	505,072

	$997,434	$986,354

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2011	January 31, 2010

(In thousands)

Cash flows from operating activities:
Net income	$45,897	$26,732
Depreciation and amortization	7,315	7,705
Non-cash stock compensation	2,614	1,376
Deferred income taxes	107	(204)
Other non-cash expense	233	1,081
Loss on sale of property, plant and equipment	253	46
Tax benefit from the exercise of stock options	(4,104)	(2,246)
Changes in operating assets and liabilities	3,605	14,961

Net cash provided by operating activities	55,920	49,451

Cash flows from investing activities:
Additions to property, plant and equipment	(5,530)	(1,716)
Proceeds from sale of property, plant and equipment	53	13
Purchase of businesses, net of cash acquired	(21,296)	(18,609)
Proceeds from sale of (purchases of) marketable securities	7,546	(865)

Net cash used in investing activities	(19,227)	(21,177)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,729	1,014
Repayment of short-term borrowings	(6,534)	(59)
Proceeds from long-term debt	25,500	5,000
Repayment of long-term debt	(33,500)	(20,000)
Repayment of capital lease obligations	(1,167)	(1,283)
Issuance of common shares	7,037	3,731
Purchase of treasury shares	(9,522)	(1,190)
Tax benefit from the exercise of stock options	4,104	2,246
Dividends paid	(7,144)	(6,398)

Net cash used in financing activities	(16,497)	(16,939)
Effect of exchange rate changes on cash	(1,403)	(1,648)

Increase in cash and cash equivalents	18,793	9,687
Cash and cash equivalents:
Beginning of year	42,329	18,781

End of quarter	$61,122	$28,468

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2011
NOTE REGARDING AMOUNTS
In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2010.

2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Revenues from contracts with multiple element arrangements, such as those including installation or other services, are recognized as each element is earned based on objective evidence of the relative fair value of each element. If the installation or other services are inconsequential to the functionality of the delivered product, the entire amount of revenue is recognized upon satisfaction of the criteria noted above. Inconsequential installation or other services are those that can generally be completed in a short period of time, at insignificant cost, and the skills required to complete these installations are not unique to us. If installation or other services are essential to the functionality of the delivered product, revenues attributable to these obligations are deferred until completed. Amounts received in excess of revenue recognized are included as deferred revenue within accrued liabilities in the accompanying balance sheets. Revenues deferred in 2011 and 2010 were not material.

4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized generally no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation
6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options for common shares were excluded from the 2011 calculation, and options for 35 common shares were excluded from the 2010 calculation.

7.	Recently issued accounting standards. In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. We adopted this standard on November 1, 2010, and there were no changes to our revenue deferral amounts.

8.	Inventories. At January 31, 2011 and October 31, 2010, inventories consisted of the following:

(In thousands)	January 31, 2011	October 31, 2010

Finished goods	$72,567	$72,633
Work-in-process	17,770	15,614
Raw materials and finished parts	55,480	54,131

	145,817	142,378
Obsolescence and other reserves	(16,204)	(16,802)
LIFO reserve	(6,981)	(7,855)

	$122,632	$117,721

9.	Goodwill and other intangible assets. Changes in the carrying amount of goodwill for the three months ended January 31, 2011 by operating segment are as follows. On November 1, 2010 we completed the acquisition of Micromedics, Inc. that resulted in $13,312 of goodwill.

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
(In thousands)	Systems	Systems	Systems	Total

Balance at October 31, 2010	$33,783	$313,543	$—	$347,326
Acquisition	—	13,312	—	13,312
Currency effect	(107)	(155)	—	(262)

Balance at January 31, 2011	$33,676	$326,700	$—	$360,376

Accumulated impairment losses were $232,789 at January 31, 2011 and October 31, 2010. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2011
		Accumulated
(In thousands)	Carrying Amount	Amortization	Net Book Value

Patent costs	$21,403	$7,465	$13,938
Customer relationships	35,041	9,047	25,994
Non-compete agreements	4,695	3,540	1,155
Core/developed technology	2,788	2,182	606
Trade name	6,277	760	5,517
Other	1,427	674	753

Total	$71,631	$23,668	$47,963

	October 31, 2010
		Accumulated
(In thousands)	Carrying Amount	Amortization	Net Book Value

Patent costs	$20,641	$6,961	$13,680
Customer relationships	30,630	8,273	22,357
Noncompete agreements	5,982	4,857	1,125
Core/developed technology	2,788	2,123	665
Trade name	1,684	479	1,205
Other	1,432	636	796

Total	$63,157	$23,329	$39,828

Effective November 1, 2010, the Dage trade name was converted from an indefinite lived asset to a finite lived asset with a remaining life of 20 years. At October 31, 2010, $3,099 of trademark and trade name intangible assets was not subject to amortization.

Amortization expense for the three months ended January 31, 2011 and 2010 was $2,298 and $1,449, respectively.

Nordson Corporation
10.	Comprehensive income. Comprehensive income for the three months ended January 31, 2011 and 2010 is as follows:

(In thousands)	January 31, 2011	January 31, 2010

Net income	$45,897	$26,732
Foreign currency translation adjustments	(6,832)	(15,807)
Remeasurement of supplemental pension liability	—	(2,746)
Settlement loss	—	5,014
Amortization of prior service cost and net actuarial losses	1,550	1,201

Comprehensive income	$40,615	$14,394

Accumulated other comprehensive loss at January 31, 2011 consisted of $101,234 of pension and postretirement benefit plan adjustments offset by $29,646 of net foreign currency translation adjustments. At January 31, 2010, accumulated other comprehensive income consisted of $92,839 of pension and postretirement benefit plan adjustments offset by $25,031 of net foreign currency translation adjustments.

Activity for the three months ended January 31, 2011 and 2010 is as follows:

(In thousands)	January 31, 2011	January 31, 2010

Beginning balance	$(66,306)	$(55,470)
Current-period change	(5,282)	(12,338)

Ending balance	($71,588)	($67,808)

11.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each year.

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

We recognized compensation expense of $719 in the three months ended January 31, 2011, and $535 in the three months ended January 31, 2010.

Nordson Corporation
The following table summarizes activity related to stock options for the three months ended January 31, 2011:

				Weighted
		Weighted-	Aggregate	Average
	Number of	Average Exercise	Intrinsic	Remaining
(In thousands, except for per share data)	Options	Price Per Share	Value	Term

Outstanding at October 31, 2010	1,181	$40.30
Granted	143	$86.63
Exercised	(253)	$38.07
Forfeited or expired	(1)	$45.00

Outstanding at January 31, 2011	1,070	$47.03	$48,431	6.6 years

Vested or expected to vest at January 31, 2011	1,029	$46.47	$47,194	6.5 years

Exercisable at January 31, 2011	610	$39.01	$32,489	5.1 years
At January 31, 2011, there was $8,851 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.3 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2011	January 31, 2010

Expected volatility	.431-.451	.429-.442
Expected dividend yield	1.28%	1.35-1.40%
Risk-free interest rate	1.89%-2.25%	2.27-3.18%
Expected life of the option (in years)	5.4-6.3	5.4-6.3
The weighted-average expected volatility used to value the 2011 options was .443. The weighted-average expected volatility used to value the 2010 options was .436. The weighted-average dividend yield used to value the 2010 options was 1.39%.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2011 and 2010 was $33.61 and $22.16, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2011 and 2010 was $13,052 and $6,768, respectively. Cash received from the exercise of stock options was $7,037 for the three months ended January 31, 2011 and $3,731 for the three months ended January 31, 2010. The tax benefit realized from tax deductions from exercises was $4,104 for the three months ended January 31, 2011 and $2,246 for the three months ended January 31, 2010.

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
The following table summarizes activity related to nonvested shares during the three months ended January 31, 2011:

		Weighted-Average
		Grant Date Fair
(In thousands, except for per share data)	Number of Shares	Value

Nonvested shares at October 31, 2010	40	$49.40
Granted	19	$86.63
Vested	(11)	$30.14
Forfeited	—	—

Nonvested shares at January 31, 2011	48	$67.91

As of January 31, 2011, there was $2,578 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.3 years. The amount charged to expense related to nonvested common shares was $280 in the three months ended January 31, 2011 and $179 in the three months ended January 31, 2010.
Directors Deferred Compensation
Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2011:

		Weighted-Average
		Grant Date Fair
(In thousands, except for per share data)	Number of Shares	Value

Outstanding at October 31, 2010	134	$33.09
Granted	1	$92.31
Restricted stock units vested	7	$28.74
Dividend equivalents	1	$95.16
Distributions	(5)	$28.01

Outstanding at January 31, 2011	138	$33.47

The amount charged to expense related to this plan for the three months ended January 31, 2011 and 2010 was $97, and $100, respectively.

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
The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the weighted-average value of our common shares at the dates of grant. This value was $84.03 per share for both the executive officer and the selected other key employees for 2011. The per share values for 2010 were $52.19 and $59.04 for the executive officer group and $52.19 for the selected other key employees. In the three months ended January 31, 2011 and 2010, $1,445 and $467, respectively, were charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2011 was $3,459.
12.	Warranty accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2011 and 2010:

Three months ended	January 31, 2011	January 31, 2010

(In thousands)
Beginning balance	$5,242	$4,587
Warranty assumed from acquisition	—	60
Accruals for warranties	1,216	1,394
Warranty payments	(1,347)	(925)
Currency effect	(28)	(124)

Ending balance	$5,083	$4,992

13.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. Effective November 1, 2010, the Industrial Coating Systems segment includes our industrial UV Curing product line that had previously been reported in the Advanced Technology Systems segment, where it was combined with our former UV Curing graphic arts and lamps product lines that were sold in 2010. This change more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Nordson Corporation
The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance and restructuring costs associated with the operating margin improvement action that began in September 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2010.
The following table presents information about our reportable segments:

	Adhesive Dispensing	Advanced Technology	Industrial Coating
(In thousands)	Systems	Systems	Systems	Corporate		Total

Three months ended
January 31, 2011
Net external sales	$136,976	$96,674	$37,312	$—		$270,962
Operating profit	46,196	23,193	3,132	(6,997)		65,524

Three months ended
January 31, 2010
Net external sales	$117,013	$74,840	$28,736	$—		$220,589
Operating profit	32,287	12,966	117	(9,100)	(a)	36,270

(a)	Includes $531 of severance and restructuring costs in 2010.
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2011	January 31, 2010

(In thousands)
Total profit for reportable segments	$65,524	$36,270
Interest expense	(1,395)	(1,456)
Interest and investment income	125	275
Other-net	936	319

Income before income taxes	$65,190	$35,408

Nordson Corporation
We have significant sales in the following geographic regions:

Three months ended	January 31, 2011	January 31, 2010

(In thousands)
United States	$71,288	$59,244
Americas	19,675	16,544
Europe	90,224	79,017
Japan	25,878	17,810
Asia Pacific	63,897	47,974

Total net external sales	$270,962	$220,589

14.	Pension and other postretirement plans. The components of net periodic pension cost for the three months ended January 31, 2011 and January 31, 2010 were:

	U.S.		International
Three months ended January 31	2011	2010	2011	2010

(In thousands)
Service cost	$1,668	$1,670	$520	$420
Interest cost	3,008	3,029	725	729
Expected return on plan assets	(3,858)	(2,898)	(359)	(360)
Amortization of prior service cost	164	145	1	13
Amortization of net actuarial loss	1,801	1,545	208	98
Settlement loss	—	8,022	—	—

Total benefit cost	$2,783	$11,513	$1,095	$900

During the three months ended January 31, 2010, net periodic pension cost included a settlement loss of $8,022, due to lump sum retirement payments.
The components of other postretirement benefit cost for the three months ended January 31, 2011 and January 31, 2010 were:

	U.S.		International
Three months ended January 31	2011	2010	2011	2010

(In thousands)
Service cost	$246	$202	$8	$7
Interest cost	714	637	10	11
Amortization of prior service cost	(287)	(227)	—	—
Amortization of net actuarial loss	375	391	(2)	(1)

Total benefit cost	$1,048	$1,003	$16	$17

Nordson Corporation
15.	Fair value measurements. The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2011:

(In thousands)	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust (a)	$14,322	$—	$14,322	$—
Forward exchange contracts (b)	1,889	—	1,889	—

Total assets at fair value	$16,211	$—	$16,211	$—

Liabilities:
Deferred compensation plans (c)	$7,054	$7,054	$—	$—
Forward exchange contracts (b)	1,026	—	1,026	—

Total liabilities at fair value	$8,080	$7,054	$1,026	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Nordson Corporation
16.	Financial instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments.
For the three months ended January 31, 2011, we recognized losses of $10,790 on foreign exchange contracts. The change in fair value of balance sheet positions resulted in foreign exchange gains of $11,426 for the three months ended January 31, 2010. Gains and losses on foreign exchange contracts are recorded in “Other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. We do not use financial instruments for trading or speculative purposes.
We had the following outstanding foreign currency forward contracts at January 31, 2011:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
(In thousands)	Amounts	Value	Amounts	Value

Euro	$46,731	$47,837	$117,823	$118,649
British pound	—	—	25,431	25,796
Japanese yen	6,381	6,445	15,582	15,619
Others	5,987	6,104	31,430	32,352

Total	$59,099	$60,386	$190,266	$192,416

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at January 31, 2011. These contracts were not designated as hedging instruments.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value
(In thousands)

Receivables	$1,889	Accrued liabilities	$1,026

Nordson Corporation
The carrying amounts and fair values of financial instruments at January 31, 2011, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$61,122	$61,122
Marketable securities	6	6
Notes payable	(357)	(357)
Long-term debt	(102,260)	(105,110)
Foreign exchange contracts (net)	863	863
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are estimated using quoted exchange rates.
17.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2011 was 29.6%, compared to 24.5% for the three months ended January 31, 2010.
In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, we recorded an additional tax benefit related to 2010 of $1,242 in the three months ended January 31, 2011.
The state tax rate for the three months ended January 31, 2010 was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit. This effect was partially offset by $438 of other adjustments related to our 2009 tax provision.
18.	Acquisition. On November 1, 2010, we acquired 100 percent of the outstanding shares of Micromedics, Inc., a St. Paul, Minnesota company that is a leader in applying and dispensing biomaterials for controlling bleeding, healing wounds and other related medical procedures. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $21,296, and is subject to certain post-closing adjustments. Based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed, goodwill of $13,312 and identifiable intangible assets of $7,500 were recorded. The identifiable intangible assets consist primarily of $4,550 of customer relationships that will be amortized over 10 years. As noted above, the allocation of the consideration transferred is preliminary and a final determination of required adjustments will be made based upon an independent appraisal of the fair value of related long-lived tangible and intangible assets and the determination of the fair value of certain other acquired assets and liabilities. Micromedics is being reported in our Advanced Technology Systems segment.

Nordson Corporation
19.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material effect on our financial condition, quarterly or annual operating results or cash flows.
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2011 and October 31, 2010, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
20.	Subsequent events. On March 1, 2011 we announced a two-for-one stock split on our common stock, paid in the form of a 100% stock dividend effective April 12, 2011 for all shares outstanding on March 25, 2011. We have not restated any share or per share amounts as a result of this stock split within this report.

We evaluated all events or transactions that occurred after January 31, 2011, and there were no material recognizable or other non-recognizable subsequent events.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
Sales

Worldwide sales for the three months ended January 31, 2011 were $270,962, a 22.8% increase from sales of $220,589 for the comparable period of 2010. Sales volume increased 24.0%, offset by 1.2% from unfavorable effects of currency translations.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2011 were $136,976, an increase of 17.1% from the comparable period of 2010. Sales volume increased 18.6%, and unfavorable currency translation effects decreased sales by 1.5%. Sales volume increased more than 10% in all geographic regions and was most pronounced in Japan. Sales increased in both consumer non-durable and consumer durable end markets.

Nordson Corporation
Advanced Technology Systems segment sales for the three months ended January 31, 2011 were $96,674 compared to $74,840 in the comparable period of 2010, a 29.2% increase. Volume increased 30.5%, and currency translation effects reduced sales by 1.3%. Within the segment, volume increases occurred in all geographic regions except Americas and were most pronounced in Asia Pacific and Japan. Consumer electronics markets, particularly mobile devices and components drove the sales increase.

Effective November 1, 2010, the Industrial Coating Systems segment includes our industrial UV Curing product line that had previously been reported in the Advanced Technology Systems segment, where it was combined with our former UV Curing graphic arts and lamps product lines that were sold in 2010. This change more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2011 were $37,312, an increase of 29.8% from the three months ended January 31, 2010. Volume increased 29.9%, and unfavorable currency translation effects reduced sales by 0.1%. Sales volume increased more than 20% in all geographic regions. The sales increase was driven by higher system orders in consumer durable markets.

On a geographic basis, sales in the United States increased 20.3% for the three months ended January 31, 2011 from the three months ended January 31, 2010. Sales in the Americas region were up 18.9%, with volume increasing 15.8% and favorable currency effect adding 3.1%. The European sales increase of 14.2% consisted of 21.4% volume offset by unfavorable currency effects of 7.2%. Sales in Japan for the three months ended January 31, 2011 increased 45.3% from the comparable period of the prior year. The increase consisted of volume of 35.7% and favorable currency effects of 9.6%. Asia Pacific sales increased 33.2%, with volume increasing 31.7% and favorable currency effects adding 1.5%.
Operating Profit
Cost of sales for the three months ended January 31, 2011 were $104,791, up from $88,914 in 2010, an increase of 17.9%. The gross margin percentage was 61.3% for the three months ended January 31, 2011, as compared to 59.7% for the comparable period of 2010. The increase in gross margin percentage was primarily due to revenue mix, price increases, low-cost sourcing and absorption of fixed overhead costs.
Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended January 31, 2011 were $100,647, compared to $94,874 for the comparable period of 2010. This represented an increase of $5,773, or 6.1%, which was largely due to higher compensation expenses, partially offset by currency translation effects that reduced selling and administrative expenses by 0.7%. Selling and administrative expenses for the three months ended January 31, 2011 as a percent of sales decreased to 37.1% from 43.0% for the comparable period of 2010. The change is primarily the result of higher sales in the current year.
Operating profit as a percentage of sales was 24.2% in the three months ended January 31, 2011, up from 16.4% for the comparable period in 2010. The increase is primarily due to higher sales volume supported by a more efficient cost structure.
Operating profit for the first three months as a percent of sales for the Adhesive Dispensing Systems segment increased to 33.7% in 2011 from 27.6% for the comparable period of the prior year, primarily due to sales volume increasing at a higher rate than operating costs and to a higher gross margin percentage. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales increased to 24.0% in the current year from 17.3% in the first three months of 2010. The increase was primarily due to a higher gross margin percentage and sales volume increasing at a higher rate than operating costs. Operating profit as a percent of sales for the Industrial Coating Systems segment was 8.4% for the three months ended January 31, 2011, up from 0.4% in the same period of 2010. The improvement was primarily due to sales volume increasing at a higher rate than operating costs.

Nordson Corporation
Interest and Other Income (Expense)
Interest expense for the three months ended January 31, 2011 was $1,395, down from $1,456 for the three months ended January 31, 2010, primarily due to reduced borrowing levels.
Other income was $936 for the three months ended January 31, 2011, and $319 in the comparable period of the prior year. Foreign exchange gains included in other income were $636 in 2011 and $210 in 2010.
Income Taxes
The effective tax rate for the three months ended January 31, 2011 was 29.6%, compared to 24.5% for the three months ended January 31, 2010. In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result we recorded an additional tax benefit related to 2010 of $1,242 in the three months ended January 31, 2011. The state tax rate for the three months ended January 31, 2010 was positively impacted by consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit. This effect was partially offset by $438 of other adjustments related to our 2009 tax provision.
Net Income
Net income for the three months ended January 31, 2011 was $45,897, or $1.33 per share on a diluted basis, compared to $26,732 or $0.78 per share on a diluted basis in 2010. This represents a 71.7% increase in net income and a 70.5% increase in earnings per share.
Foreign Currency Effects
In the aggregate, average exchange rates for the three months ended January 31, 2011 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during the comparable 2010 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2011 were translated at exchange rates in effect during the same period of 2010, sales would have been approximately $2,700 higher while third-party costs and expenses would have been approximately $2,300 higher.
Financial Condition
During the three months ended January 31, 2011, cash and cash equivalents increased $18,793. Cash provided by operations during this period was $55,920, up from $49,451 for the three months ended January 31, 2010. Cash of $56,419 was generated from net income adjusted for non-cash income and expenses as compared to $36,736 last year. The increase is primarily due to higher net income. Changes in operating assets and liabilities used $499 of cash in the current year, compared to the prior year when they generated $12,715 of cash.
Cash used in investing activities was $19,227 for the three months ended January 31, 2011, compared to $21,177 in the comparable period of the prior year. The current year included the acquisition of Micromedics, Inc, which used $21,296 of cash, and the prior year included the acquisition of GLT, which used $18,609 of cash. Capital expenditures in the three months ended January 31, 2011 were $5,530. Significant expenditures included continued rollout of SAP enterprise management software and construction of our new corporate headquarters building that replaced the facility sold in 2009. Cash proceeds of $7,546 were received in 2011 from the maturity of bank certificates of deposit that had been classified as short-term marketable securities.

Nordson Corporation
Cash used in financing activities was $16,497 for the three months ended January 31, 2011, compared to $16,939 for the three months ended January 31, 2010. Principal uses of cash in the current year were $9,805 for repayment of net short-term and long-term borrowings, $9,522 for the repurchase of common shares and $7,144 for dividend payments. Cash of $7,037 was provided by the issuance of common stock related to stock option exercises.
The following is a summary of significant changes in balance sheet captions from the end of 2010 to January 31, 2011. Receivables decreased $29,390 due to lower sales in the first quarter of 2011 compared to the fourth quarter of 2010. Inventories increased $4,911 due to the higher level of business activity expected in the second quarter of 2011 as compared to the first quarter and inventory acquired in the Micromedics acquisition. Prepaid expenses increased $3,455 primarily due to annual insurance and pension payments made in the first quarter of the year. Goodwill increased $13,050 primarily as a result of the Micromedics acquisition. Other intangibles — net increased $5,036; the additional Micromedics intangible assets of $7,500 were offset by $2,298 of amortization. The decrease in accounts payable is primarily due to the lower level of business activity in the first quarter of 2011 compared to the fourth quarter of 2010. The increase in income taxes payable is the result of the increase in pretax income in 2011. The decrease in accrued liabilities is primarily due to payments of annual incentive compensation in the first quarter and a donation to the Nordson Corporation Foundation. The increase in customer advanced payments can be traced to a higher level of engineered system orders that require partial payment in advance. The increase of $4,518 in long-term deferred income taxes was primarily due to Micromedics purchase accounting adjustments.
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
Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2010. There were no material changes in these policies during the three months ended January 31, 2011.
Outlook
The global economy is now in its second year of recovery, and we are encouraged with the improving business conditions and increasing order trends. However, we remain mindful that these strong order rates are characteristic of the recovery phase of the economic cycle and will moderate toward more normal and sustainable levels. We expect to remain cautious regarding spending, matching our expenditures appropriately with the pace of business recovery and maintaining the structural changes made in recent years while funding those investments that are important to our underlying business.
As the economic climate improves, we will continue to look for strategic acquisition opportunities. We will continue to develop new applications and markets for our technologies and move forward with additional lean and other operational initiatives to enhance our financial performance.
For the second quarter of 2011, sales are expected to increase 22% to 26% compared to the same period a year ago, including an estimated 2% favorable effect associated with currency translation. Diluted earnings per share are expected in the range of $1.70 to $1.82.

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
Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our 10-K for the year ended October 31, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our 10-K for the year ended October 31, 2010. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2011. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2011 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2011 and October 31, 2010, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $885. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
Information regarding our risk factors was disclosed in Form 10-K filed on December 17, 2010. The information disclosed has not changed materially in the interim period since October 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs

November 1, 2010 to November 30, 2010	—	—	—	651
December 1, 2010 to December 31, 2010	—	—	—	651
January 1, 2011 to January 31, 2011	83	$92.15	83	568

Total	83		83

(1)	In December 2008 the Board of Directors approved a stock repurchase program of up to 1,000 shares. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using working capital.

Nordson Corporation
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
32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three ended January 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at January 31, 2011 and October 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2011	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)