Form 10-Q
period 2011-04-30
NORDSON CORP
filed 2011-06-03
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 30, 2011, there were 68,248,139 shares of Nordson Corporation common shares outstanding.

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Sales	$318,924	$251,659	$589,886	$472,248
Operating costs and expenses:
Cost of sales	121,172	97,792	225,963	186,706
Selling and administrative expenses	105,324	96,277	205,971	191,682

	226,496	194,069	431,934	378,388

Operating profit	92,428	57,590	157,952	93,860
Other income (expense):
Interest expense	(1,338)	(1,625)	(2,733)	(3,081)
Interest and investment income	115	204	240	479
Other — net	1,791	204	2,727	523

	568	(1,217)	234	(2,079)

Income before income taxes	92,996	56,373	158,186	91,781

Income taxes	27,754	23,942	47,047	32,618

Net income	$65,242	$32,431	$111,139	$59,163

Average common shares	68,110	67,910	68,043	67,495
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	892	926	878	922

Average common shares and common share equivalents	69,002	68,836	68,921	68,417

Basic earnings per share	$0.96	$0.48	$1.63	$0.88

Diluted earnings per share	$0.95	$0.47	$1.61	$0.86

Dividends declared per share	$0.105	$0.095	$0.21	$0.19

Basic and diluted earnings per share, average common shares and common share equivalents, and dividends declared per share have been restated to give effect to a two-for-one stock split. See Note 1 for additional information.
See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

(In thousands)	April 30, 2011	October 31, 2010

Assets
Current assets:
Cash and cash equivalents	$66,785	$42,329
Marketable securities	—	7,840
Receivables	253,941	243,790
Inventories	133,539	117,721
Deferred income taxes	34,750	33,576
Prepaid expenses	8,364	5,775

Total current assets	497,379	451,031

Property, plant and equipment — net	121,050	116,395
Goodwill	361,673	347,326
Intangible assets — net	47,666	42,927
Other assets	31,138	28,675

	$1,058,906	$986,354

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$717	$2,160
Accounts payable	42,279	40,262
Income taxes payable	25,688	24,336
Accrued liabilities	83,014	96,133
Customer advanced payments	12,151	10,999
Current maturities of long-term debt	14,377	14,260
Current obligations under capital leases	4,026	3,764

Total current liabilities	182,252	191,914

Long-term debt	51,865	96,000
Deferred income taxes	15,006	9,745
Pension and retirement obligations	105,607	103,327
Other liabilities	82,672	80,296

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	269,144	255,595
Retained earnings	894,542	797,695
Accumulated other comprehensive loss	(48,490)	(66,306)
Common shares in treasury, at cost	(505,945)	(494,165)

Total shareholders’ equity	621,504	505,072

	$1,058,906	$986,354

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

Six Months Ended
(In thousands)	April 30, 2011	April 30, 2010

Cash flows from operating activities:
Net income	$111,139	$59,163
Depreciation and amortization	14,246	15,097
Non-cash stock compensation	4,701	2,694
Deferred income (benefit)/expense	(217)	2,529
Other non-cash expense	1,435	1,132
(Gain)/loss on sale of property, plant and equipment	83	78
Tax benefit from the exercise of stock options	(6,919)	(6,071)
Changes in operating assets and liabilities	(12,406)	(55,681)

Net cash provided by operating activities	112,062	18,941

Cash flows from investing activities:
Additions to property, plant and equipment	(10,714)	(4,231)
Proceeds from sale of property, plant and equipment	131	55
Purchase of businesses, net of cash acquired	(21,296)	(18,492)
Proceeds from sale of (purchases of) marketable securities	7,552	(672)

Net cash used in investing activities	(24,327)	(23,340)

Cash flows from financing activities:
Proceeds from short-term borrowings	65	4,478
Repayment of short-term borrowings	(1,544)	(2,147)
Proceeds from long-term debt	49,506	82,000
Repayment of long-term debt	(93,524)	(62,000)
Repayment of capital lease obligations	(2,335)	(2,565)
Issuance of common shares	9,282	10,588
Purchase of treasury shares	(19,134)	(2,775)
Tax benefit from the exercise of stock options	6,919	6,071
Dividends paid	(14,291)	(12,837)

Net cash provided by (used in) financing activities	(65,056)	20,813
Effect of exchange rate changes on cash	1,777	(1,289)

Increase in cash and cash equivalents	24,456	15,125
Cash and cash equivalents:
Beginning of year	42,329	18,781

End of quarter	$66,785	$33,906

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2011
NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2010.

On March 1, 2011, the Board of Directors declared a 2-for-1 stock split on our common shares, effected in the form of a 100% stock dividend on April 12, 2011 to shareholders of record on March 25, 2011. Accordingly, all per-share amounts and number of common shares and common share equivalents have been adjusted retroactively to reflect the stock split.

2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Our post-shipment deliverables typically are installation, installation supervision, training and spare parts. Installation, installation supervision and training completed in a short period of time, at an insignificant cost and utilizing skills not unique to us are regarded as inconsequential, and revenue is recognized at the time product is delivered. Otherwise, revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2011 and 2010 were not material.

In October 2009, the FASB issued an accounting standard update on multiple deliverable arrangements. This accounting standard update establishes a relative selling price hierarchy for determining the selling price of a deliverable based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or best estimated selling price (BESP) if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. As such, the requirements of this standard did not significantly change our units of accounting or how we allocate arrangement consideration to various units of accounting. The adoption of this standard had no material impact on our financial position or results of operations as of April 30, 2011.

Nordson Corporation
4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months and six months ended April 30, 2011, and the three months ended April 30, 2010, no options for common shares were excluded from the calculation of earnings per share. For the six months ended April 30, 2010, options for 35 common shares were excluded from the calculation.

7.	Inventories. At April 30, 2011 and October 31, 2010, inventories consisted of the following:

	April 30, 2011	October 31, 2010

Finished goods	$77,850	$72,633
Work-in-process	18,706	15,614
Raw materials and finished parts	61,442	54,131

	157,998	142,378
Obsolescence and valuation reserves	(17,498)	(16,802)
LIFO reserve	(6,961)	(7,855)

	$133,539	$117,721

8.	Goodwill and intangible assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2011 by operating segment are as follows. On November 1, 2010 we completed the acquisition of Micromedics, Inc. that resulted in $13,312 of goodwill.

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Total

Balance at October 31, 2010	$33,783	$313,543	$—	$347,326
Acquisition	—	13,312	—	13,312
Currency effect	430	605	—	1,035

Balance at April 30, 2011	$34,213	$327,460	$—	$361,673

Nordson Corporation
Accumulated impairment losses were $232,789 at April 30, 2011 and October 31, 2010. These losses were recorded in 2009, with $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2011
		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$22,071	$8,182	$13,889
Customer relationships	36,583	10,228	26,355
Non-compete agreements	4,528	3,545	983
Core/developed technology	2,788	2,241	547
Trade name	6,462	1,281	5,181
Other	1,431	720	711

Total	$73,863	$26,197	$47,666

	October 31, 2010
		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$20,641	$6,961	$13,680
Customer relationships	30,630	8,273	22,357
Non-compete agreements	5,982	4,857	1,125
Core/developed technology	2,788	2,123	665
Trade name	1,684	479	1,205
Other	1,432	636	796

Total	$63,157	$23,329	$39,828

Effective November 1, 2010, the Dage trade name was converted from an indefinite-lived asset to a finite-lived asset with a remaining life of 20 years. At October 31, 2010, $3,099 of trademark and trade name intangible assets was not subject to amortization.

Amortization expense for the three months ended April 30, 2011 and April 30, 2010 was $1,749 and $1,584, respectively. Amortization expense for the six months ended April 30, 2011 and April 30, 2010 was $4,047 and $3,033, respectively.

Nordson Corporation
9.	Comprehensive income. Comprehensive income for the three months ended April 30, 2011 and April 30, 2010 is as follows:

	Three Months Ended
	April 30, 2011	April 30, 2010

Net income	$65,242	$32,431
Foreign currency translation adjustments	21,677	(11,111)
Amortization of prior service cost and net actuarial losses	1,421	2,603

Comprehensive income	$88,340	$23,923

Comprehensive income for the six months ended April 30, 2011 and April 30, 2010 is as follows:

	Six Months Ended
	April 30, 2011	April 30, 2010

Net income	$111,139	$59,163
Foreign currency translation adjustments	14,845	(26,918)
Remeasurement of supplemental pension liability	—	(2,746)
Settlement loss	—	5,014
Amortization of prior service cost and net actuarial losses	2,971	3,804

Comprehensive income	$128,955	$38,317

Accumulated other comprehensive loss at April 30, 2011 consisted of pension and postretirement benefit plan adjustments of $99,813 offset by $51,323 of net foreign currency translation adjustment credits. Accumulated other comprehensive loss at April 30, 2010 consisted of pension and postretirement benefit plan adjustments of $90,237 offset by $13,921 of net foreign currency translation adjustment credits.

Changes in accumulated other comprehensive income (loss) for the six months ended April 30, 2011 and 2010 are as follows:

	April 30, 2011	April 30, 2010

Beginning balance	$(66,306)	$(55,470)
Current-period change	17,816	(20,846)

Ending balance	$(48,490)	$(76,316)

Nordson Corporation
10.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5% of the number of common shares outstanding as of the first day of each fiscal year.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year for executive officers and 20% per year for other employees and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis.

We recognized compensation expense related to stock options of $712 in the three months ended April 30, 2011 and $579 in the three months ended April 30, 2010. Amounts for the six months ended April 30, 2011 and April 30, 2010 were $1,431 and $1,114, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2011:

				Weighted
		Weighted-Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Remaining
	Options	Share	Value	Term

Outstanding at October 31, 2010	2,362	$20.15
Granted	287	$43.32
Exercised	(762)	$19.04
Forfeited or expired	(3)	$22.50

Outstanding at April 30, 2011	1,884	$24.12	$61,889	6.6 years

Vested or expected to vest at April 30, 2011	1,805	$23.83	$59,809	6.5 years

Exercisable at April 30, 2011	969	$19.67	$36,139	5.0 years
At April 30, 2011, there was $8,250 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.2 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2011	April 30, 2010

Expected volatility	.431-.451	.429-.442
Expected dividend yield	1.28%	1.35-1.40%
Risk-free interest rate	1.89%-2.25%	2.27-3.18%
Expected life of the option (in years)	5.4-6.3	5.4-6.3
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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2011 and 2010 was $16.80 and $11.08, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2011 and April 30, 2010 was $9,107 and $11,901, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2011 and April 30, 2010 was $22,157 and $18,669, respectively.

Cash received from the exercise of stock options was $9,282 for the six months ended April 30, 2011 and $10,588 for the six months ended April 30, 2010. The tax benefit realized from tax deductions from exercises was $6,919 for the six months ended April 30, 2011 and $6,071 for the six months ended April 30, 2010.

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

The following table summarizes activity related to nonvested shares during the six months ended April 30, 2011:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested shares at October 31, 2010	80	$24.70
Granted	37	$43.32
Vested	(21)	$15.89
Forfeited	(1)	$43.32

Nonvested shares at April 30, 2011	95	$33.85

As of April 30, 2011, there was $2,230 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.1 years.

The amount charged to expense related to nonvested stock was $336 in the three months ended April 30, 2011 and $158 in the three months ended April 30, 2010. For the six months ended April 30, 2011 and April 30, 2010, the amounts were $616 and $337, respectively.

Nordson Corporation
Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2011:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding at October 31, 2010	267	$16.54
Deferrals	2	$48.94
Restricted stock units vested	18	$16.55
Dividend equivalents	1	$49.93
Distributions	(20)	$14.80

Outstanding at April 30, 2011	268	$17.06

The amount charged to expense related to this plan was $59 for the three months ended April 30, 2011 and $71 for the three months ended April 30, 2010. For the six months ended April 30, 2011 and April 30, 2010, the amounts were $156 and $171, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the market price of common stock at the grant date, adjusted for dividends. This 2011 per-share value was $42.02 for both the executive officers and selected other key employees. The 2010 per-share values were $26.10 and $29.52 for the executive officers and $26.10 for the selected other key employees. The 2009 per-share value was $13.23. The amount charged to expense for the three months ended April 30, 2011 and 2010 was $874 and $374, respectively. For the six months ended April 30, 2011 and 2010, the amounts were $2,319 and $840, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2011 was $4,333.

Nordson Corporation
11.	Warranty accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010

Beginning balance	$5,242	$4,587
Warranty assumed from acquisition	—	60
Accruals for warranties	2,681	3,111
Warranty payments	(2,648)	(2,129)
Currency effect	161	(223)

Ending balance	$5,436	$5,406

12.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. Effective November 1, 2010, the Industrial Coating Systems segment includes our industrial UV Curing product line that had previously been reported in the Advanced Technology Systems segment, where it was combined with our former UV Curing graphic arts and lamps product lines that were sold in 2010. This change more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance costs associated with the cost reduction program that began in 2008. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2010.

Nordson Corporation
The following table presents sales and operating profits of our reportable segments:

	Adhesive		Advanced	Industrial
	Dispensing		Technology	Coating
	Systems		Systems	Systems	Corporate	Total

Three months ended April 30, 2011
Net external sales	$159,432		$113,013	$46,479	$—	$318,924
Operating profit (loss)	59,649	[a]	33,649	7,576	(8,446)	92,428

Three months ended April 30, 2010
Net external sales	$130,151		$90,068	$31,440	$—	$251,659
Operating profit (loss)	43,611		19,402	1,713	(7,136)[b]	57,590

Six months ended April 30, 2011
Net external sales	$296,408		$209,687	$83,791	$—	$589,886
Operating profit (loss)	105,845	[a]	56,842	10,708	(15,443)	157,952

Six months ended April 30, 2010
Net external sales	$247,164		$164,908	$60,176	$—	$472,248
Operating profit (loss)	75,898		32,368	1,830	(16,236)[b]	93,860
[a]	— Includes $1,322 of impairment charges related to write down of assets to fair value.

[b]	— Includes $571 of severance costs in the three months ended April 30, 2010 and $1,102 in the six months ended April 30, 2010.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2011	April 30, 2010

Total profit for reportable segments	$92,428	$57,590
Interest expense	(1,338)	(1,625)
Interest and investment income	115	204
Other-net	1,791	204

Income before income taxes	$92,996	$56,373

Six months ended	April 30, 2011	April 30, 2010

Total profit for reportable segments	$157,952	$93,860
Interest expense	(2,733)	(3,081)
Interest and investment income	240	479
Other-net	2,727	523

Income before income taxes	$158,186	$91,781

We had significant sales in the following geographic regions:

Three months ended	April 30, 2011	April 30, 2010

United States	$79,300	$66,638
Americas	26,158	18,766
Europe	98,049	82,806
Japan	30,159	22,585
Asia Pacific	85,258	60,864

Total net sales	$318,924	$251,659

Six months ended	April 30, 2011	April 30, 2010

United States	$149,573	$125,384
Americas	46,018	35,410
Europe	188,307	161,449
Japan	55,232	40,177
Asia Pacific	150,756	109,828

Total net sales	$589,886	$472,248

Prior year sales include reclassification adjustments primarily into Asia Pacific from the United States based on more accurate end-user destination information for products sold by our Advanced Technology Systems segment to certain global customers.

Nordson Corporation
13.	Pension and other postretirement plans. The components of net periodic pension cost for the three and six- month periods ended April 30, 2011 and 2010 were:

	U.S.		International
Three months ended	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Service cost	$1,376	$1,651	$535	$400
Interest cost	2,924	2,851	752	680
Expected return on plan assets	(3,855)	(2,897)	(372)	(335)
Amortization of prior service cost	165	163	1	13
Amortization of net actuarial loss	1,868	1,494	216	92

Total benefit cost	$2,478	$3,262	$1,132	$850

	U.S.		International
Six months ended	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Service cost	$3,044	$3,321	$1,055	$820
Interest cost	5,932	5,880	1,477	1,409
Expected return on plan assets	(7,713)	(5,795)	(731)	(695)
Amortization of prior service cost	329	308	2	26
Amortization of net actuarial loss	3,669	3,039	424	190
Settlement loss	—	8,022	—	—

Total benefit cost	$5,261	$14,775	$2,227	$1,750

During the six months ended April 30, 2010, net periodic pension cost included settlement losses of $8,022 due to lump sum retirement payments.
The components of other postretirement benefit cost for the three and six-month periods ended April 30, 2011 and 2010 were:

	U.S.		International
Three months ended	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Service cost	$315	$183	$8	$8
Interest cost	752	574	10	11
Amortization of prior service cost	(286)	(205)	—	—
Amortization of net actuarial loss	428	352	(2)	(2)

Total benefit cost	$1,209	$904	$16	$17

	U.S.		International
Six months ended	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Service cost	$561	$385	$16	$15
Interest cost	1,466	1,211	20	22
Amortization of prior service cost	(573)	(432)	—	—
Amortization of net actuarial loss	803	743	(4)	(3)

Total benefit cost	$2,257	$1,907	$32	$34

Nordson Corporation
14.	Fair value measurements. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at April 30, 2011:

	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust (a)	$14,378	$—	$14,378	$—
Forward exchange contracts (b)	7,720	—	7,720	—

Total assets at fair value	$22,098	$—	$22,098	$—

Liabilities:
Deferred compensation plans (c)	$6,583	$6,583	$—	$—
Forward exchange contracts (b)	618	—	618	—
Total liabilities at fair value	$7,201	$6,583	$618	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
On March 28, 2011, we announced the decision to consolidate operations and reduce the number of facilities in Georgia related to our Adhesive Dispensing Systems Segment. As a result, we assessed the fair value of the facilities involved and remeasured to fair value two of the facilities using third party property appraisals or market-corroborated inputs. The amount of Level 2 long-lived assets measured at fair value on a non-recurring basis was $4,150 for the period ended April 30, 2011. Impairment losses of $1,322 on the two facilities were recorded in selling and administrative expense for the three and six months ended April 30, 2011.

Nordson Corporation
15.	Financial instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments.

Gains and losses on foreign exchange contracts are recorded in “Other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended April 30, 2011, we recognized gains of $6,239 on foreign exchange contracts and losses of $5,086 from the change in fair value of balance sheet positions. For the six months ended April 30, 2011, we recognized losses of $4,551 on foreign exchange contracts and gains of $6,340 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

We had the following outstanding foreign currency forward contracts at April 30, 2011:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

Euro	$8,772	$9,219	$81,838	$86,827
British pound	1,632	1,675	28,687	29,448
Japanese yen	5,920	5,906	16,126	16,010
Others	5,768	6,025	30,623	32,824

Total	$22,092	$22,825	$157,274	$165,109

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at April 30, 2011.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value

Receivables	$7,720	Accrued liabilities	$618

Nordson Corporation
The carrying amounts and fair values of financial instruments at April 30, 2011, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$66,785	$66,785
Notes payable	717	717
Long-term debt	66,242	68,686
Foreign exchange contracts (net)	7,102	7,102
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are estimated using quoted exchange rates.
16.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six-month periods ended April 30, 2011 were 29.8% and 29.7%, respectively.

In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, we recorded an additional tax benefit related to 2010 of $200 in the three months ended April 30, 2011, and $1,242 in the three months ended January 31, 2011. Additionally, in the three month period ended April 30, 2011 we recorded a $549 tax benefit related to prior years for deductions associated with our Employee Stock Ownership Plan.

The balance of unrecognized tax benefits at April 30, 2011 was $4,216, compared to $4,078 at October 31, 2010. The amounts that, if recognized, would impact the effective tax rate were $4,157 and $4,019 at April 30, 2011 and October 31, 2010, respectively. At April 30, 2011 and October 31, 2010 we had accrued interest expense related to unrecognized tax benefits of $546 and $468, respectively.

We are subject to United States Federal income tax as well as taxes in numerous state and foreign jurisdictions. We are currently under audit in the U.S. by the Internal Revenue Service (IRS) for the 2008 and 2009 tax years; tax years prior to 2007 are no longer subject to IRS audit. Generally, major state jurisdiction tax years remain open to examination for tax years after 2005; major foreign jurisdiction tax years remain open to examination for tax years after 2006. Within the next 12 months, it is reasonably possible that the U.S. audit could be completed and certain Federal, state, and foreign statute of limitations periods would expire, which could result in a decrease in our unrecognized tax benefits in a range of $0 to $1,800. The portion of the possible reduction that, if recognized, would impact the effective tax rate is $0 to $1,800.

Nordson Corporation
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

17.	Acquisition. On November 1, 2010, we acquired 100% of the outstanding shares of Micromedics, Inc., a St. Paul, Minnesota company that is a leader in applying and dispensing biomaterials for controlling bleeding, healing wounds and other related medical procedures. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $21,296. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $13,312 and identifiable intangible assets of $7,500 were recorded. The identifiable intangible assets consist primarily of $4,550 of customer relationships that are being amortized over 10 years. Micromedics is being reported in our Advanced Technology Systems segment.

18.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business, including the environmental matter discussed below. After consultation with legal counsel, we do not expect that resolutions of these matters will result in a material effect on our financial condition, quarterly or annual results of operations or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2011 and October 31, 2010, our accruals for the ongoing operation, maintenance and monitoring obligation at the Site were $795 and $885, respectively.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition, quarterly or annual results of operations or cash flows.

19.	Subsequent events. We evaluated all events or transactions that occurred after April 30, 2011 through the date the financial statements were issued, and there were no material recognizable or non-recognizable subsequent events.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
On March 11, 2011, a severe earthquake and tsunami occurred in Japan. Minor damage occurred at several of our facilities there, and we recorded an immaterial charge in the three months ended April 30, 2011. The charge was below our insurance policy deductible. Our operations in Japan represented approximately 9% of our 2010 worldwide sales. We do not expect a significant impact on our results of operations, but uncertainty still exists with respect to the availability of electrical power, the damage to nuclear power plants, impact to other infrastructure, and the resulting commercial impact.

Sales

Worldwide sales for the three months ended April 30, 2011 were $318,924, an increase of $67,265, or 26.7%, from sales of $251,659 for the comparable period of 2010. Sales volume increased 22.8%, and favorable effects of currency translations increased sales by 3.9%. Sales increased in all three business segments and all five geographic regions in which we operate.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2011 were $159,432, an increase of $29,281, or 22.5% from the comparable period of 2010. Sales volume increased 17.5%, and favorable currency translation effects increased sales by 5.0%. Sales volume increased in all geographic regions and was most pronounced in the Americas, Asia Pacific and Japan regions. Sales increased in both consumer non-durable and consumer durable end markets.

Advanced Technology Systems segment sales for the three months ended April 30, 2011 were $113,013 compared to $90,068 in the comparable period of 2010, an increase of $22,945, or 25.5%. Volume increased 23.1%, and currency translation effects increased sales by 2.4%. Within the segment, volume increases occurred in all geographic regions except Europe and were most pronounced in Asia Pacific and the Americas. Consumer electronics markets, particularly mobile devices and components, drove the sales increase.

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

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2011 were $46,479, an increase of $15,039, or 47.8%, from sales of $31,440 for the three months ended April 30, 2010. Volume increased 44.2%, and currency translation effects increased sales by 3.6%. Sales volume increased more than 25% in all geographic regions and was most pronounced in the United States. The sales increase was driven by higher system orders in consumer durable markets.

Nordson Corporation
On a geographic basis, sales in the United States increased 19.0% for the three months ended April 30, 2011 from the three months ended April 30, 2010. Sales in the Americas region were up 39.4%, with volume increasing 34.7% and favorable currency effect adding 4.7%. The European sales increase of 18.4% consisted of 13.3% volume and 5.1% from currency effects. Sales in Japan for the three months ended April 30, 2011 increased 33.5% from the comparable period of the prior year. The increase consisted of volume of 21.6% and favorable currency effects of 11.9%. Asia Pacific sales increased 40.1%, with volume increasing 36.6% and favorable currency effects adding 3.5%.

Worldwide sales for the six months ended April 30, 2011 were $589,886, an increase of $117,638, or 24.9% from sales of $472,248 for the comparable period of 2010. Of the increase, 23.4% related to volume, and favorable effects of currency translations increased sales by 1.5%. Sales increased in all three business segments and all five geographic regions in which we operate.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2011 were $296,408, an increase of $49,244, or 19.9% from the comparable period of 2010. Sales volume increased 17.9%, and favorable currency translation effects increased sales by 2.0%. Volume increased in all geographic regions and was most pronounced in the Asia Pacific, Americas and Japan regions. Sales increased in both consumer non-durable and consumer durable end markets.

Advanced Technology Systems segment sales for the six months ended April 30, 2011 were $209,687 compared to $164,908 in the comparable period of 2010, an increase of $44,779, or 27.2%. Volume increased 26.4%, and currency translation effects increased sales by 0.8%. Within the segment, volume increases occurred in all geographic regions and were most pronounced in Asia Pacific due to higher demand in consumer electronics end markets.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2011 were $83,791, an increase of $23,615, or 39.2%, from the six months ended April 30, 2010. Volume increased 37.3%, and currency translation effects increased sales by 1.9%. Sales volume increased more than 25% in all geographic regions and was most pronounced in the United States. The sales increase was driven by higher system orders in consumer durable markets.

On a geographic basis, sales in the United States increased 19.3% for the six months ended April 30, 2011 from the six months ended April 30, 2010. Sales in the Americas region were up 30.0%, with volume increasing 26.1% and favorable currency effect adding 3.9%. The European sales increase of 16.6% consisted of 17.5% volume offset by 0.9% from currency effects. Sales in Japan for the six months ended April 30, 2011 increased 37.5% from the comparable period of the prior year. The increase consisted of volume of 26.5% and favorable currency effects of 11.0%. Asia Pacific sales increased 37.3%, with volume increasing 34.7% and favorable currency effects adding 2.6%.

Nordson Corporation
Operating Profit

Cost of sales for the three months ended April 30, 2011 were $121,172, up from $97,792 in 2010. Cost of sales for the six months ended April 30, 2011 were $225,963, up from $186,706 in 2010. The gross margin percentage was 62.0% for the three months ended April 30, 2011, as compared to 61.1% for the comparable period of 2010. The gross margin percentage was 61.7% for the six months ended April 30, 2011, as compared to 60.5% for the comparable period of 2010. The increases in gross margin percentages in 2011 were primarily due to revenue mix, low-cost sourcing, higher absorption of fixed overhead costs and favorable currency effects.

Selling and administrative expenses for the three months ended April 30, 2011 were $105,324, compared to $96,277 for the comparable period of 2010. This represented an increase of $9,047, or 9.4%. Selling and administrative expenses for the six months ended April 30, 2011 were $205,971, compared to $191,682 for the comparable period of 2010. This represented an increase of $14,289, or 7.5%. The increases were largely due to higher compensation expenses resulting from a higher level of business activity in the current year. Currency translation effects increased selling and administrative costs by 3.0% for the three-month period and 1.1% for the six-month period. In addition, on March 28, 2011, we announced the decision to consolidate operations and reduce the number of facilities in Georgia related to our Adhesive Dispensing Systems Segment. As a result, two of our facilities were written down to fair value resulting in impairment losses of $1,322 that were recorded in selling and administrative expense for the three and six months ended April 30, 2011.

Selling and administrative expenses for the three months ended April 30, 2011 as a percent of sales decreased to 33.0% from 38.0% for the comparable period of 2010. For the six months ended April 30, 2011, these expenses as a percent of sales decreased to 34.9% from 40.4% for the comparable period of 2010. The decreases were primarily the result of higher sales in the current year.

Operating profit as a percentage of sales was 29.0% for the three months ended April 30, 2011, up from 22.9% for the comparable period of 2010. Operating profit as a percentage of sales was 26.8% for the six months ended April 30, 2011, up from 19.9% for the comparable period of 2010. The increases were primarily due to higher sales volume supported by a more efficient cost structure.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 37.4% for the three months ended April 30, 2011 from 33.5% in 2010 and to 35.7% for the six months ended April 30, 2011 from 30.7% for the comparable period of 2010. The increases were primarily due to higher sales volume supported by a more efficient cost structure. Operating profit for the three and six months ended April 30, 2011 includes impairment losses of $1,322 on two facilities that were written down to fair value.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended April 30, 2011 was 29.8% compared to 21.5% for the three months ended April 30, 2010. For the six months ended April 30, 2011 operating profit as a percent of sales was 27.1%, up from 19.6% last year. The increases were primarily due to higher sales volume supported by a more efficient cost structure.

Operating profit for the Industrial Coating Systems segment 16.3% of sales for the three months ended April 30, 2011, compared to 5.4% for the three months ended April 30, 2010. For the six months ended April 30, 2011, operating profit was 12.8% of sales, compared 3.0% in the same period of 2010. The increases were primarily due to higher sales volume supported by a more efficient cost structure.

Nordson Corporation
Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2011 was $1,338, down 17.7% from $1,625 for the three months ended April 30, 2010. Interest expense for the six months ended April 30, 2011 was $2,733, down 11.3% from $3,081 for the six months ended April 30, 2010. The decreases were primarily due to lower borrowing levels.

Other income was $1,791 for the three months ended April 30, 2011, and $204 in the comparable period of the prior year. Included in those amounts were foreign exchange gains of $1,153 in 2011 and foreign exchange losses of $488 in 2010. Other income for the six months ended April 30, 2011 was $2,727, compared to $523 for the six months ended April 30, 2010. Included in those amounts were foreign exchange gains of $1,789 in 2011 and foreign exchange losses of $277 in 2010.

Income Taxes

The effective tax rates for the three and six-month periods ending April 30, 2011 were 29.8% and 29.7%, compared to 42.5% and 35.5% for the comparable periods ending April 30, 2010.

In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, we recorded an additional tax benefit related to 2010 of $200 in the three months ended April 30, 2011, and $1,242 in the three months ended January 31, 2011. Additionally, in the three month period ended April 30, 2011 we recorded a $549 tax benefit related to prior years for deductions associated with the Company’s Employee Stock Ownership Plan.

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

Net Income

Net income for the three months ended April 30, 2011 was $65,242, or $0.95 per share on a diluted basis, compared to $32,431, or $0.47 per share on a diluted basis in the same period of 2010. This represents a 101.2% increase in net income and a 102.1% increase in earnings per share. For the six months ended April 30, 2011, net income was $111,139, or $1.61 per share on a diluted basis, compared to $59,163, or $0.86 per share for the six months ended April 30, 2010. This represents an 87.9% increase in net income and an 87.2% increase in earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for 2011 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during 2010. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2011 were translated at exchange rates in effect during the same period of 2010, sales would have been approximately $9,900 lower while third-party costs and expenses would have been approximately $5,200 lower. If transactions for the six months ended April 30, 2011 were translated at exchange rates in effect during the same period of 2010, sales would have been approximately $7,200 lower and third party costs would have been approximately $2,800 lower.

Nordson Corporation
Financial Condition
During the six months ended April 30, 2011, cash and cash equivalents increased $24,456. Cash provided by operations during this period was $112,062, compared to $18,941 for the six months ended April 30, 2010. Cash of $131,387 was generated from net income adjusted for non-cash income and expenses as compared to $80,693 last year. The increase is primarily due to higher net income. Changes in operating assets and liabilities used $19,325 of cash in the current year, compared to $61,752 in 2010. Included in the prior year amount was $52,028 of cash contributions to U.S. pension plans.

Cash used in investing activities was $24,327 for the six months ended April 30, 2011, compared to $23,340 in the comparable period of the prior year. Current year capital expenditures were $10,714, up from $4,231 from 2010. Significant expenditures included continued rollout of our SAP enterprise management software and construction of our new corporate headquarters building that replaced the facility sold in 2009. The acquisition of Micromedics, Inc. used $21,296 of cash in 2011, and the acquisition of GLT used $18,492 of cash in 2010. Cash proceeds of $7,552 were received in 2011 from the maturity of bank certificates of deposit that had been classified as short-term marketable securities.

Cash used by financing activities was $65,056 for the six months ended April 30, 2011, compared to cash provided by financing activities of $20,813 for the six months ended April 30, 2010. In the current year, cash of $45,497 was used for repayment of net short and long-term borrowings. In addition, cash of $19,134 was used for the repurchase of common shares, and cash of $14,291 was used for dividend payments. Cash of $9,282 was provided by the issuance of common stock related to stock option exercises.

The following is a summary of significant changes in balance sheet captions from the end of 2010 to April 30, 2011. Receivables increased $10,151 due to higher sales in the second quarter of 2011 compared to the fourth quarter of 2010. Inventories increased $15,818 due to the higher level of business activity expected in the third quarter of 2011 as compared to the first quarter and inventory acquired in the Micromedics acquisition. Prepaid expenses increased $2,589 primarily due to annual insurance and pension payments made in the first half of the year. Goodwill increased $14,347 primarily as a result of the Micromedics acquisition. Other intangibles — net increased $4,739; the additional Micromedics intangible assets of $7,500 were offset by $4,047 of amortization. The $13,119 decrease in accrued liabilities is primarily due to payments of annual incentive compensation in the first quarter and a donation to the Nordson Corporation Foundation. The increase of $5,261 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes and Micromedics purchase accounting adjustments.
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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2010. There were no material changes in these policies during the three months ended April 30, 2011.

Nordson Corporation
Outlook

Overall orders remain at the very high level, though year-over-year growth is transitioning toward a more sustainable long-term level. We will continue to monitor macroeconomic issues and react accordingly. However, our focus continues to be on the long term, and we will continue to invest to support growth opportunities.

We will continue to look for strategic acquisition opportunities. We will also continue to develop new applications and markets for our technologies and move forward with additional lean and other operational initiatives to enhance our financial performance.

For the third quarter of 2011, sales are expected to increase 13% to 17% compared to the same period a year ago, including an estimated 7% favorable effect associated with currency translation. Diluted earnings per share are expected in the range of $0.84 to $0.91.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2011. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2011 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
ITEM 1.	LEGAL PROCEEDINGS

We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business, including the environmental matter discussed below. After consultation with legal counsel, we do not expect that resolutions of these matters will result in a material effect on our financial condition, quarterly or annual results of operations or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2011 and October 31, 2010, our accruals for the ongoing operation, maintenance and monitoring obligation at the Site were $795 and $885, respectively.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition, quarterly or annual results of operations or cash flows.
ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our 10-K for the year ended October 31, 2010. The information disclosed has not changed materially in the interim period since then.

Nordson Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2011:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs

February 1, 2011 to February 28, 2011	162	$48.11	162	406
March 1, 2011 to March 31, 2011	—		—	406
April 1, 2011 to April 30, 2011	—		—	406

Total	162		162

(1)	In December 2008 the Board of Directors approved a stock repurchase program of up to 1,000 shares. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using working capital.
ITEM 6. EXHIBITS

Exhibit Number:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended April 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2011 and April 30, 2010, (ii) the Condensed Consolidated Balance Sheets at April 30, 2011 and October 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2011 and April 30, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 3, 2011	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)