Form 10-Q
period 2011-07-31
NORDSON CORP
filed 2011-09-09
CIK 72331

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011, there were 67,757,123 shares of Nordson Corporation common shares outstanding.

Nordson Corporation
Part I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

(In thousands, except for per share data)
Sales	$312,255	$279,121	$902,141	$751,369
Operating costs and expenses:
Cost of sales	124,205	113,320	350,168	300,026
Selling and administrative expenses	109,394	98,106	315,365	289,788

	233,599	211,426	665,533	589,814

Operating profit	78,656	67,695	236,608	161,555
Other income (expense):
Interest expense	(827)	(1,580)	(3,560)	(4,661)
Interest and investment income	190	170	430	649
Other — net	169	177	2,896	700

	(468)	(1,233)	(234)	(3,312)

Income before income taxes	78,188	66,462	236,374	158,243
Income taxes	21,638	11,133	68,685	43,751

Net income	$56,550	$55,329	$167,689	$114,492

Average common shares	67,945	68,095	67,998	67,616
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	836	674	864	839

Average common shares and common share equivalents	68,781	68,769	68,862	68,455

Basic earnings per share	$0.83	$0.81	$2.47	$1.69

Diluted earnings per share	$0.82	$0.80	$2.44	$1.67

Dividends declared per share	$0.105	$0.095	$0.315	$0.285

Basic and diluted earnings per share, average common shares and common share equivalents, and dividends declared per share have been restated to give effect to a two-for-one stock split. See Note 1 for additional information.
See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

	July 31, 2011	October 31, 2010

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$69,057	$42,329
Marketable securities	—	7,840
Receivables — net	259,847	243,790
Inventories — net	137,792	117,721
Deferred income taxes	35,659	33,576
Prepaid expenses	8,809	5,775

Total current assets	511,164	451,031

Property, plant and equipment — net	124,304	116,395
Goodwill	369,607	347,326
Intangible assets — net	49,481	42,927
Other assets	29,888	28,675

	$1,084,444	$986,354

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$381	$2,160
Accounts payable	42,433	40,262
Income taxes payable	18,206	24,336
Accrued liabilities	96,872	96,133
Customer advanced payments	15,004	10,999
Current maturities of long-term debt	111	14,260
Current obligations under capital leases	4,234	3,764

Total current liabilities	177,241	191,914

Long-term debt	51,838	96,000
Deferred income taxes	19,750	9,745
Pension and retirement obligations	105,813	103,327
Other liabilities	83,995	80,296

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	271,298	255,595
Retained earnings	943,942	797,695
Accumulated other comprehensive loss	(49,016)	(66,306)
Common shares in treasury, at cost	(532,670)	(494,165)

Total shareholders’ equity	645,807	505,072

	$1,084,444	$986,354

See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

Nine Months Ended	July 31, 2011	July 31, 2010

(In thousands)
Cash flows from operating activities:
Net income	$167,689	$114,492
Depreciation and amortization	20,805	22,345
Non-cash stock compensation	6,770	6,644
Deferred income tax expense	1,024	19,306
Other non-cash expense	1,763	1,157
(Gain)/loss on sale of property, plant and equipment	227	(91)
Tax benefit from the exercise of stock options	(7,150)	(6,104)
Changes in operating assets and liabilities	(10,836)	(91,220)

Net cash provided by operating activities	180,292	66,529

Cash flows from investing activities:
Additions to property, plant and equipment	(14,306)	(7,812)
Proceeds from sale of property, plant and equipment	130	237
Sale of product lines	—	(881)
Purchase of businesses, net of cash acquired	(34,627)	(18,492)
Proceeds from sale of (purchases of) marketable securities	7,552	(937)

Net cash used in investing activities	(41,251)	(27,885)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	7,253
Repayment of short-term borrowings	(1,827)	(6,122)
Proceeds from long-term debt	49,500	101,000
Repayment of long-term debt	(107,810)	(91,290)
Repayment of capital lease obligations	(3,522)	(3,848)
Issuance of common shares	9,620	10,804
Purchase of treasury shares	(46,342)	(13,611)
Tax benefit from the exercise of stock options	7,150	6,104
Dividends paid	(21,442)	(19,315)

Net cash used in financing activities	(114,673)	(9,025)
Effect of exchange rate changes on cash	2,360	(358)

Increase in cash and cash equivalents	26,728	29,261
Cash and cash equivalents:
Beginning of year	42,329	18,781

End of quarter	$69,057	$48,042

See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2011
NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.
1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2011 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2010. Certain prior period amounts have been reclassified to conform to current period presentation.

On March 1, 2011, the Board of Directors declared a 2-for-1 stock split on our common shares, effected in the form of a 100% stock dividend paid on April 12, 2011 to shareholders of record on March 25, 2011. Accordingly, all per-share amounts and number of common shares and common share equivalents have been adjusted retroactively to reflect the stock split.
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

In October 2009, the FASB issued an accounting standard update on multiple deliverable arrangements. This accounting standard update establishes a relative selling price hierarchy for determining the selling price of a deliverable based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or best estimated selling price (BESP) if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2011 and 2010 were not material. The requirements of this standard did not significantly change our units of accounting or how we allocate arrangement consideration to various units of accounting. The adoption of this standard had no material impact on our financial position or results of operations as of July 31, 2011.

Nordson Corporation
4.	Environmental remediation costs. We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs for future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.
5.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.
6.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months and nine months ended July 31, 2011, and the three months ended July 31, 2010, no options for common shares were excluded from the calculation of diluted earnings per share. For the nine months ended July 31, 2010, options for 23 common shares were excluded from the calculation of diluted earnings per share, because their effect would have been anti-dilutive.
7.	Recently issued accounting standards. In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update that amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective beginning in 2013. This guidance is not expected to impact our consolidated financial statements, as it only requires a change in the format of presentation.
8.	Inventories. At July 31, 2011 and October 31, 2010, inventories consisted of the following:

	July 31, 2011	October 31, 2010

Finished goods	$94,411	$83,459
Work-in-process	17,192	15,614
Raw materials and finished parts	50,514	43,305

	162,117	142,378
Obsolescence and valuation reserves	(17,501)	(16,802)
LIFO reserve	(6,824)	(7,855)

	$137,792	$117,721

Nordson Corporation
9.	Goodwill and intangible assets. On November 1, 2010 we completed the acquisition of Micromedics, Inc. that resulted in $13,312 of goodwill. On June 30, 2011 we completed the acquisition Constructiewerkhuizen G. Verbruggen NV that resulted in $8,461 of goodwill. The amount for Verbruggen is based on a preliminary purchase price allocation and may require subsequent adjustment as more information about the fair value of assets becomes available.
Changes in the carrying amount of goodwill for the nine months ended July 31, 2011 by operating segment are as follows.

	Adhesive	Advanced	Industrial
	Dispensing	Technology	Coating
	Systems	Systems	Systems	Total

Balance at October 31, 2010	$33,783	$313,543	$—	$347,326
Acquisition	8,461	13,312	—	21,773
Currency effect	183	325	—	508

Balance at July 31, 2011	$42,427	$327,180	$—	$369,607

Accumulated goodwill impairment losses were $232,789 at July 31, 2011 and October 31, 2010. These losses were recorded in 2009, with $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

		July 31, 2011

		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$22,212	$8,609	$13,603
Customer relationships	39,115	10,972	28,143
Non-compete agreements	4,695	3,623	1,072
Core/developed technology	2,788	2,299	489
Trade name	6,850	1,345	5,505
Other	1,444	775	669

Total	$77,104	$27,623	$49,481

		October 31, 2011

		Accumulated
	Carrying Amount	Amortization	Net Book Value

Patent costs	$20,641	$6,961	$13,680
Customer relationships	30,630	8,273	22,357
Non-compete agreements	5,982	4,857	1,125
Core/developed technology	2,788	2,123	665
Trade name	1,684	479	1,205
Other	1,432	636	796

Total	$63,157	$23,329	$39,828

Nordson Corporation
Effective November 1, 2010, the Dage trade name was converted from an indefinite-lived asset to a finite-lived asset with a remaining life of 20 years. At October 31, 2010, the value of this trade name was $3,099.

Amortization expense for the three months ended July 31, 2011 and 2010 was $1,652 and $1,862, respectively. Amortization expense for the nine months ended July 31, 2011 and 2010 was $5,699 and $4,895, respectively.

10.	Comprehensive income. Comprehensive income for the three months ended July 31, 2011 and 2010 is as follows:

	Three Months Ended
	July 31, 2011	July 31, 2010

Net income	$56,550	$55,329
Foreign currency translation adjustments	(2,053)	(126)
Amortization of prior service cost and net actuarial losses	1,527	1,158

Comprehensive income	$56,024	$56,361

Comprehensive income for the nine months ended July 31, 2011 and 2010 is as follows:

	Nine Months Ended
	July 31, 2011	July 31, 2010

Net income	$167,689	$114,492
Foreign currency translation adjustments	12,792	(27,044)
Remeasurement of supplemental pension liability	—	(2,746)
Settlement loss	—	5,014
Amortization of prior service cost and net actuarial losses	4,498	4,962

Comprehensive income	$184,979	$94,678

Accumulated other comprehensive loss at July 31, 2011 consisted of pension and postretirement benefit plan adjustments of $98,286 offset by $49,270 of net foreign currency translation adjustment credits. Accumulated other comprehensive loss at July 31, 2010 consisted of pension and postretirement benefit plan adjustments of $89,079 offset by $13,795 of net foreign currency translation adjustment credits.

Changes in accumulated other comprehensive income (loss) for the nine months ended July 31, 2011 and 2010 are as follows:

	July 31, 2011	July 31, 2010

Beginning balance	$(66,306)	$(55,470)
Current-period change	17,290	(19,814)

Ending balance	$(49,016)	$(75,284)

Nordson Corporation
11.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5% of the number of common shares outstanding as of the first day of each fiscal year.

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

We recognized compensation expense related to stock options of $733 in the three months ended July 31, 2011 and $562 in the three months ended July 31, 2010. Amounts for the nine months ended July 31, 2011 and 2010 were $2,163 and $1,676, respectively.

The following table summarizes activity related to stock options for the nine months ended July 31, 2011:

				Weighted
		Weighted-Average		Average
	Number of	Exercise Price Per	Aggregate	Remaining
	Options	Share	Intrinsic Value	Term

Outstanding at October 31, 2010	2,362	$20.15
Granted	287	$43.32
Exercised	(784)	$18.94
Forfeited or expired	(9)	$26.47

Outstanding at July 31, 2011	1,856	$24.21	$49,786	6.4 years

Vested or expected to vest at July 31, 2011	1,778	$23.92	$48,191	6.3 years

Exercisable at July 31, 2011	947	$19.77	$29,616	4.8 years
At July 31, 2011, there was $7,550 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.1 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2011	July 31, 2010

Expected volatility	.431-.451	.429-.442
Expected dividend yield	1.28%	1.35-1.40%
Risk-free interest rate	1.89%-2.25%	2.27-3.18%
Expected life of the option (in years)	5.4-6.3	5.4-6.3
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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2011 and 2010 was $16.80 and $11.08, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2011 and 2010 was $831 and $180, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2011 and 2010 was $22,988 and $18,849, respectively.

Cash received from the exercise of stock options was $9,620 for the nine months ended July 31, 2011 and $10,804 for the nine months ended July 31, 2010. The tax benefit realized from tax deductions from exercises was $7,150 for the nine months ended July 31, 2011 and $6,104 for the nine months ended July 31, 2010.

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

The following table summarizes activity related to nonvested shares during the nine months ended July 31, 2011:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested shares at October 31, 2010	80	$24.70
Granted	38	$43.41
Vested	(32)	$19.34
Forfeited	(1)	$43.32

Nonvested shares at July 31, 2011	85	$34.86

As of July 31, 2011, there was $1,957 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.9 years.

The amount charged to expense related to nonvested stock was $309 in the three months ended July 31, 2011 and $247 in the three months ended July 31, 2010. For the nine months ended July 31, 2011 and 2010, the amounts were $924 and $584, respectively.

Nordson Corporation
Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2011:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Outstanding at October 31, 2010	267	$16.54
Deferrals	2	$49.34
Restricted stock units vested	18	$16.55
Dividend equivalents	2	$50.40
Distributions	(32)	$15.06

Outstanding at July 31, 2011	257	$17.27

The amount charged to expense related to this plan was $52 for the three months ended July 31, 2011 and $89 for the three months ended July 31, 2010. For the nine months ended July 31, 2011 and 2010, the amounts were $209 and $260, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the market price of common stock at the grant date, adjusted for dividends. This 2011 per-share value was $42.02 for both the executive officers and selected other key employees. The 2010 per-share values were $26.10 and $29.52 for the executive officers and $26.10 for the selected other key employees. The 2009 per-share value was $13.23. The amount charged to expense for the three months ended July 31, 2011 and 2010 was $899 and $2,954, respectively. For the nine months ended July 31, 2011 and 2010, the amounts were $3,218 and $3,794, respectively. The cumulative amount recorded in shareholders’ equity at July 31, 2011 was $5,232.

Nordson Corporation
12.	Warranty accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2011 and 2010:

	July 31, 2011	July 31, 2010

Beginning balance	$5,242	$4,587
Warranty assumed from acquisition	—	60
Warranty of divested product lines	—	(211)
Accruals for warranties	4,734	5,237
Warranty payments	(4,121)	(3,813)
Currency effect	130	(225)

Ending balance	$5,985	$5,635

13.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. Effective November 1, 2010, the Industrial Coating Systems segment includes our industrial UV Curing product line that had previously been reported in the Advanced Technology Systems segment, where it was combined with our former UV Curing graphic arts and lamps product lines that were sold in 2010. This change more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance costs associated with the 2008-2010 cost reduction program and expense related to the withdrawal from a multiemployer employee pension fund in Japan. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2010.

Nordson Corporation
The following table presents sales and operating profits of our reportable segments:

	Adhesive		Advanced	Industrial
	Dispensing		Technology	Coating
	Systems		Systems	Systems	Corporate		Total

Three months ended July 31, 2011
Net external sales	$153,071		$111,652	$47,532	$—		$312,255
Operating profit (loss)	51,385		30,884	8,417	(12,030)	[a]	78,656

Three months ended July 31, 2010
Net external sales	$135,517		$102,980	$40,624	$—		$279,121
Operating profit (loss)	43,763		26,572	5,004	(7,644)	[b]	67,695

Nine months ended July 31, 2011
Net external sales	$449,479		$321,339	$131,323	$—		$902,141
Operating profit (loss)	157,230	[c]	87,726	19,125	(27,473)	[a]	236,608

Nine months ended July 31, 2010
Net external sales	$382,681		$267,888	$100,800	$—		$751,369
Operating profit (loss)	119,661		58,940	6,834	(23,880)	[b]	161,555

a	-	Includes $3,136 of expense related to the withdrawal from a multiemployer employee pension fund in Japan.

b	-	Includes $347 of severance costs in the three months ended July 31, 2010 and $1,449 in the nine months ended July 31, 2010.

c	-	Includes $1,322 of impairment charges related to write down of assets to fair value.

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2011	July 31, 2010

Total profit for reportable segments	$78,656	$67,695
Interest expense	(827)	(1,580)
Interest and investment income	190	170
Other-net	169	177

Income before income taxes	$78,188	$66,462

Nine months ended	July 31, 2011	July 31, 2010

Total profit for reportable segments	$236,608	$161,555
Interest expense	(3,560)	(4,661)
Interest and investment income	430	649
Other-net	2,896	700

Income before income taxes	$236,374	$158,243

We had significant sales in the following geographic regions:

Three months ended	July 31, 2011	July 31, 2010

United States	$77,883	$71,953
Americas	26,510	21,146
Europe	97,620	81,925
Japan	26,663	26,864
Asia Pacific	83,579	77,233

Total net sales	$312,255	$279,121

Nine months ended	July 31, 2011	July 31, 2010

United States	$227,456	$197,337
Americas	72,528	56,556
Europe	285,927	243,374
Japan	81,895	67,041
Asia Pacific	234,335	187,061

Total net sales	$902,141	$751,369

Prior year sales include reclassification adjustments primarily into Asia Pacific from the United States based on more accurate end-user destination information for products sold by our Advanced Technology Systems segment to certain global customers.

Nordson Corporation
14.	Pension and other postretirement plans. The components of net periodic pension cost for the three and nine-month periods ended July 31, 2011 and 2010 were:

	U.S.		International
Three months ended	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Service cost	$1,509	$1,612	$545	$390
Interest cost	3,017	2,860	760	662
Expected return on plan assets	(3,882)	(2,897)	(373)	(333)
Amortization of prior service cost	171	134	2	11
Amortization of net actuarial loss	1,915	1,479	219	90

Total benefit cost	$2,730	$3,188	$1,153	$820

	U.S.		International
Nine months ended	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Service cost	$4,553	$4,933	$1,600	$1,210
Interest cost	8,949	8,740	2,237	2,071
Expected return on plan assets	(11,595)	(8,692)	(1,104)	(1,028)
Amortization of prior service cost	500	442	4	37
Amortization of net actuarial loss	5,584	4,518	643	280
Settlement loss	—	8,022	—	—

Total benefit cost	$7,991	$17,963	$3,380	$2,570

During the nine months ended July 31, 2010, net periodic pension cost included settlement losses of $8,022 due to lump sum retirement payments.
The components of other postretirement benefit cost for the three and nine-month periods ended July 31, 2011 and 2010 were:

	U.S.		International
Three months ended	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Service cost	$281	$243	$7	$7
Interest cost	733	667	11	11
Amortization of prior service cost	(287)	(429)	—	—
Amortization of net actuarial loss	401	135	(2)	(1)

Total benefit cost	$1,128	$616	$16	$17

	U.S.		International
Nine months ended	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Service cost	$842	$628	$23	$22
Interest cost	2,199	1,878	31	33
Amortization of prior service cost	(860)	(861)	—	—
Amortization of net actuarial loss	1,204	878	(6)	(4)

Total benefit cost	$3,385	$2,523	$48	$51

Nordson Corporation
15.	Severance and restructuring costs. In March 2011 we announced a restructuring of our Adhesive Dispensing Systems segment operations located in Georgia in order to optimize operations and better serve our customers. The restructuring involves the expansion of our facility in Duluth and a new facility in Swainsboro. The existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, will be closed. Severance costs associated with this action will occur through the third quarter of 2012 and are estimated to be approximately $1,500. Payments are expected to begin in the first quarter of 2012. Of the total expense amount, $64 was recorded in selling and administrative expenses in the three months ended July 31, 2011.

As a result of this restructuring initiative, we assessed the fair value of the facilities involved and remeasured to fair value two of the facilities using third party property appraisals or market-corroborated inputs. The amount of Level 2 long-lived assets measured at fair value on a non-recurring basis was $4,150. Impairment losses of $1,322 on the two facilities were recorded in selling and administrative expense for the nine months ended July 31, 2011.

16.	Fair value measurements. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at July 31, 2011:

	Total	Level 1	Level 2	Level 3

Assets:
Rabbi trust (a)	$13,897	$—	$13,897	$—
Forward exchange contracts (b)	3,986	—	3,986	—

Total assets at fair value	$17,883	$—	$17,883	$—

Liabilities:
Deferred compensation plans (c)	$6,240	$6,240	$—	$—
Forward exchange contracts (b)	416	—	416	—

Total liabilities at fair value	$6,656	$6,240	$416	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.

(c)	Senior management and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Nordson Corporation
17.	Financial instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments.

Gains and losses on foreign exchange contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended July 31, 2011, we recognized losses of $3,532 on foreign exchange contracts and gains of $3,640 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2011, we recognized losses of $8,083 on foreign exchange contracts and gains of $9,980 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

We had the following outstanding foreign currency forward contracts at July 31, 2011:

	Sell		Buy
	Notional	Fair Market	Notional	Fair Market
	Amounts	Value	Amounts	Value

Euro	$14,623	$14,680	$92,340	$93,840
British pound	1,632	1,647	38,807	39,188
Japanese yen	10,096	10,460	11,455	11,757
Others	5,019	5,188	31,265	33,257

Total	$31,370	$31,975	$173,867	$178,042

The following table shows the fair value of foreign currency forward contracts in the consolidated balance sheet at July 31, 2011.

Asset Derivatives		Liability Derivatives
Balance sheet location	Fair value	Balance sheet location	Fair value

Receivables	$3,986	Accrued liabilities	$416

Nordson Corporation
The carrying amounts and fair values of financial instruments at July 31, 2011, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$69,057	$69,057
Notes payable	381	381
Long-term debt	51,949	53,280
Foreign exchange contracts (net)	3,570	3,570
We used the following methods and assumptions in estimating the fair value of financial instruments:
•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are estimated using quoted exchange rates.
18.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine-month periods ended July 31, 2011 were 27.7% and 29.1%, respectively.

During the three months ending July 31, 2011, we recorded a favorable adjustment to unrecognized tax benefits of $2,027, primarily related to settlements with tax authorities. Additionally, during the three months ending July 31, 2011, we recorded a tax benefit of $368 related to an adjustment of deferred taxes resulting from a tax rate reduction in the United Kingdom.

In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, we recorded an additional tax benefit related to 2010 of $1,580 in the nine months ended July 31, 2011. Additionally, in the nine month period end July 31, 2011 we recorded a $549 tax benefit related to prior years for deductions associated with the Company’s Employee Stock Ownership Plan.

The balance of unrecognized tax benefits at July 31, 2011 was $2,476, compared to $4,078 at October 31, 2010. The amounts that, if recognized, would impact the effective tax rate were $2,417 and $4,019 at July 31, 2011 and October 31, 2010, respectively. At July 31, 2011 and October 31, 2010 we had accrued interest expense related to unrecognized tax benefits of $304 and $468, respectively. During the three months ended July 31, 2011, unrecognized tax benefits decreased by $1,740, primarily due to settlement with tax authorities.

The effective tax rates for the three and nine-month periods ended July 31, 2010 were 16.8% and 27.6%, respectively. During the three months ended July 31, 2010 we sold our graphic arts and lamps product lines to Baldwin Technology Company, Inc., and we recognized $10,700 in tax benefits from the write off of our tax basis in the product lines.

The effective tax rate for the nine months ended July 31, 2010 was negatively impacted by the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, resulting in an additional tax charge of $5,255. The charge is due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies. This was partially offset by the consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit.

Nordson Corporation
19.	Acquisitions. On November 1, 2010, we acquired 100% of the outstanding shares of Micromedics, Inc., a St. Paul, Minnesota company that is a leader in applying and dispensing biomaterials for controlling bleeding, healing wounds and other related medical procedures. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $21,296. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $13,312 and identifiable intangible assets of $7,500 were recorded, of which customer relationships is the primary asset valued at $4,550 and amortized over 10 years. Micromedics is being reported in our Advanced Technology Systems segment.

On June 30, 2011, we acquired 100% of the outstanding shares of Constructiewerkhuizen G. Verbruggen NV (Verbruggen), a Belgium manufacturer of flat dies and coextrusion equipment for the multi-layer flexible packaging industry. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $13,331 and is subject to certain post-closing adjustments. Based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed, goodwill of $8,461and identifiable intangible assets of $4,017 were recorded, of which customer relationships is the primary asset valued at $2,900 and amortized over 11 years. As noted above, the allocation of the consideration transferred is preliminary and a final determination of required adjustments will be made based upon an independent appraisal of the fair value of related long-lived tangible and intangible assets and the determination of the fair value of certain other acquired assets and liabilities. Verbruggen is being reported in our Adhesive Dispensing Systems segment.
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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2011 and October 31, 2010, our accruals for the ongoing operation, maintenance and monitoring obligation at the Site were $795 and $885, respectively.

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
21.	Subsequent events. On August 26, 2011, we completed the previously announced acquisition of Value Plastics, Inc., a leading designer and manufacturer of precision engineered, plastic molded, single-use fluid connection components used primarily in critical flow control applications for healthcare and medical-device markets. Headquartered in Fort Collins, Colorado, Value Plastics employs approximately 75 people and had revenues of approximately $26,000 for the year ended December 31, 2010. The purchase price was $250,000, subject to adjustment as provided in the purchase agreement. Cash and existing lines of credit were used for the purchase. Value Plastics will be reported in our Advanced Technology Systems segment.

Nordson Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Results of Operations
On March 11, 2011, a severe earthquake and tsunami occurred in Japan. Minor damage occurred at several of our facilities there, and we recorded an immaterial charge in the three months ended April 30, 2011. The charge was below our insurance policy deductible. Our operations in Japan represented approximately 9% of our 2010 worldwide sales. We do not expect a significant impact on our results of operations, but uncertainty continues to exist with respect to the availability of electrical power, the effects of damage to nuclear power plants, impact on other infrastructure, and the resulting commercial impact.
Sales
Worldwide sales for the three months ended July 31, 2011 were $312,255, an increase of $33,134, or 11.9%, from sales of $279,121 for the comparable period of 2010. Sales volume increased 5.2%, and favorable effects of currency translations increased sales by 6.7%. Sales increased in all three business segments and all geographic regions in which we operate, except Japan.
Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2011 were $153,071, an increase of $17,554, or 13.0% from the comparable period of 2010. Sales volume increased 3.6%, and favorable currency translation effects increased sales by 9.4%. The increase in sales volume was driven by the Americas, Asia Pacific and Europe regions. The sales increase was driven by consumer non-durable end- markets.
Advanced Technology Systems segment sales for the three months ended July 31, 2011 were $111,652 compared to $102,980 in the comparable period of 2010, an increase of $8,672, or 8.4%. Volume increased 4.8%, and currency translation effects increased sales by 3.6%. Within the segment, the volume increase can be traced to the U.S., Americas and Europe regions. Dispensing and surface treatment product lines showed particular strength.
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
Sales of the Industrial Coating Systems segment for the three months ended July 31, 2011 were $47,532, an increase of $6,908, or 17.0%, from sales of $40,624 for the three months ended July 31, 2010. Volume increased 11.2%, and currency translation effects increased sales by 5.8%. Sales volume increased in all geographic regions, except Japan. Within this segment, sales increased across all product lines.

Nordson Corporation
On a geographic basis, sales in the United States increased 8.2% for the three months ended July 31, 2011 from the three months ended July 31, 2010. Sales in the Americas region were up 25.4%, with volume increasing 18.9% and favorable currency effect adding 6.5%. The European sales increase of 19.2% consisted of 4.9% volume and 14.3% from currency effects. Sales in Japan for the three months ended July 31, 2011 decreased 0.7% from the comparable period of the prior year. A decrease of 10.8% in sales volume was partially offset by favorable currency effects of 10.1%. Asia Pacific sales increased 8.2%, with volume increasing 4.3% and favorable currency effects adding 3.9%.
Worldwide sales for the nine months ended July 31, 2011 were $902,141, an increase of $150,772, or 20.1% from sales of $751,369 for the comparable period of 2010. Of the increase, 16.6% related to volume, and favorable effects of currency translations increased sales by 3.5%. Sales increased in all three business segments and all five geographic regions in which we operate.
Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2011 were $449,479, an increase of $66,798, or 17.5% from the comparable period of 2010. Sales volume increased 12.9%, and favorable currency translation effects increased sales by 4.6%. Volume increased in all geographic regions and was most pronounced in the Asia Pacific and Americas regions. Sales increased in both consumer non-durable and consumer durable end markets.
Advanced Technology Systems segment sales for the nine months ended July 31, 2011 were $321,339 compared to $267,888 in the comparable period of 2010, an increase of $53,451, or 20.0%. Volume increased 18.2%, and currency translation effects increased sales by 1.8%. Within the segment, volume increases occurred in all geographic regions and were most pronounced in Asia Pacific due to higher demand in consumer electronics end-markets. Dispensing and surface treatment product lines also showed particular strength.
Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2011 were $131,323, an increase of $30,523, or 30.3%, from the nine months ended July 31, 2010. Volume increased 26.8%, and currency translation effects increased sales by 3.5%. Sales volume increased in all geographic regions and was most pronounced in the United States, Americas and Asia Pacific regions. Within this segment, sales increased across all product lines.
On a geographic basis, sales in the United States increased 15.3% for the nine months ended July 31, 2011 from the nine months ended July 31, 2010. Sales in the Americas region were up 28.2%, with volume increasing 23.3% and favorable currency effect adding 4.9%. The European sales increase of 17.5% consisted of 13.3% volume and favorable currency effects of 4.2%. Sales in Japan for the nine months ended July 31, 2011 increased 22.2% from the comparable period of the prior year. The increase consisted of volume of 11.6% and favorable currency effects of 10.6%. Asia Pacific sales increased 25.3%, with volume increasing 22.2% and favorable currency effects adding 3.1%.
Operating Profit
Cost of sales for the three months ended July 31, 2011 were $124,205, up from $113,320 in 2010. Cost of sales for the nine months ended July 31, 2011 were $350,168, up from $300,026 in 2010. The gross margin percentage was 60.2% for the three months ended July 31, 2011, as compared to 59.4% for the comparable period of 2010. The gross margin percentage was 61.2% for the nine months ended July 31, 2011, as compared to 60.1% for the comparable period of 2010. The increases in gross margin percentages in 2011 were primarily due to revenue mix, low-cost sourcing, higher absorption of fixed overhead costs and favorable currency effects.

Nordson Corporation
Selling and administrative expenses for the three months ended July 31, 2011 were $109,394, compared to $98,106 for the comparable period of 2010. This represented an increase of $11,288, or 11.5%. Currency translation effects increased selling and administrative expenses by 6.0%, and the current year included $3,136 related to a fee paid to withdraw from a multiemployer employee pension fund in Japan. The remainder of the increase was largely due to higher compensation expenses resulting from a higher level of business activity in the current year. Selling and administrative expenses for the nine months ended July 31, 2011 were $315,365, compared to $289,788 for the comparable period of 2010. This represented an increase of $25,577, or 8.8%. The increase was largely due to higher compensation expenses resulting from a higher level of business activity in the current year. Currency translation effects increased selling and administrative costs by 2.8% for the nine-month period. In addition, during the three months ended April 30, 2011, we announced the decision to consolidate operations and reduce the number of our Adhesive Dispensing Systems segment facilities in Georgia. As a result, two of our facilities were written down to fair value resulting in impairment losses of $1,322 that were recorded in selling and administrative expense.
Selling and administrative expenses for the three months ended July 31, 2011 as a percent of sales was 35.0% compared to 35.1% for the comparable period of 2010. For the nine months ended July 31, 2011, these expenses as a percent of sales decreased to 35.0% from 38.6% for the comparable period of 2010. The decrease was primarily the result of higher sales in the current year.
Operating profit as a percentage of sales was 25.2% for the three months ended July 31, 2011, up from 24.3% for the comparable period of 2010. Operating profit as a percentage of sales was 26.2% for the nine months ended July 31, 2011, up from 21.5% for the comparable period of 2010. The increases were primarily due to higher sales volume supported by a more efficient cost structure.
Operating profit as a percent of sales for the Adhesive Dispensing Systems segment increased to 33.6% for the three months ended July 31, 2011 from 32.3% in 2010 and to 35.0% for the nine months ended July 31, 2011 from 31.3% for the comparable period of 2010. The increases were primarily due to higher sales volume supported by a more efficient cost structure. Operating profit for the nine months ended July 31, 2011 included impairment losses of $1,322 on two facilities that were written down to fair value.
For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2011 was 27.7% compared to 25.8% for the three months ended July 31, 2010. For the nine months ended July 31, 2011 operating profit as a percent of sales was 27.3%, up from 22.0% last year. The increases were primarily due to higher sales volume supported by a more efficient cost structure.
Operating profit for the Industrial Coating Systems segment was 17.7% of sales for the three months ended July 31, 2011, compared to 12.3% for the three months ended July 31, 2010. For the nine months ended July 31, 2011, operating profit was 14.6% of sales, compared 6.8% in the same period of 2010. The increases were primarily due to higher sales volume supported by a more efficient cost structure.
Interest and Other Income (Expense)
Interest expense for the three months ended July 31, 2011 was $827, down from $1,580 for the three months ended July 31, 2010. Interest expense for the nine months ended July 31, 2011 was $3,560, down from $4,661 for the nine months ended July 31, 2010. The decreases were primarily due to lower borrowing levels and a reduction of interest expense related to unrecognized tax benefits.
Other income was $169 for the three months ended July 31, 2011, and $177 in the comparable period of the prior year. Included in those amounts were foreign exchange gains, net of $108 in 2011 and $239 in 2010. Other income for the nine months ended July 31, 2011 was $2,896, compared to $700 for the nine months ended July 31, 2010. Included in those amounts were foreign exchange gains, net of $1,897 in 2011 and foreign exchange losses, net of $38 in 2010.

Nordson Corporation
Income Taxes
The effective tax rates for the three and nine-month periods ending July 31, 2011 were 27.7% and 29.1%, compared to 16.8% and 27.6% for the comparable periods ending July 31, 2010.
The tax rate for the three months ended July 31, 2011, was impacted by a favorable adjustment to unrecognized tax benefits primarily related to settlements with tax authorities that reduced income taxes by $2,027. Additionally, during the three months ending July 31, 2011, we recorded a tax benefit of $368 related to an adjustment of deferred taxes resulting from a tax rate reduction in the United Kingdom.
In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, we recorded an additional tax benefit related to 2010 of $1,580 in the nine months ended July 31, 2011. Additionally, in the nine month period ending July 31, 2011 we recorded a $549 tax benefit related to prior years for deductions associated with the Company’s Employee Stock Ownership Plan.
The effective tax rate for the three months ended July 31, 2010 was positively impacted by a tax benefit of $10,700 from the write-off of our tax basis in our UV graphic arts and lamps product lines.
The effective tax rate for the nine months ended July 31, 2010 was negatively impacted by the enactment in March 2010 of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, resulting in an additional tax charge of $5,255. The charge is due to a reduction in the value of our deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D subsidies. This was partially offset by the consolidation of certain operations and legal entities, resulting in a $3,500 tax benefit.
Net Income
Net income for the three months ended July 31, 2011 was $56,550, or $0.82 per share on a diluted basis, compared to $55,329, or $0.80 per share on a diluted basis in the same period of 2010. This represents a 2.2% increase in net income and a 2.5% increase in earnings per share. For the nine months ended July 31, 2011, net income was $167,689, or $2.44 per share on a diluted basis, compared to $114,492, or $1.67 per share for the nine months ended July 31, 2010. This represents a 46.5% increase in net income and a 46.1% increase in earnings per share.
Foreign Currency Effects
In the aggregate, average exchange rates for 2011 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during 2010. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2011 were translated at exchange rates in effect during the same period of 2010, sales would have been approximately $18,800 lower while third-party costs and expenses would have been approximately $10,900 lower. If transactions for the nine months ended July 31, 2011 were translated at exchange rates in effect during the same period of 2010, sales would have been approximately $26,000 lower and third party costs and expenses would have been approximately $13,700 lower.

Nordson Corporation
Liquidity and Capital Resources
During the nine months ended July 31, 2011, cash and cash equivalents increased $26,728. Cash provided by operations during this period was $180,292, compared to $66,529 for the nine months ended July 31, 2010. Cash of $198,278 was generated from net income adjusted for non-cash income and expenses as compared to $163,853 last year. The increase is primarily due to higher net income, partially offset by lower deferred income taxes. Changes in operating assets and liabilities used $17,986 of cash in the current year, compared to $97,324 in 2010, which included $52,028 of cash contributions to U.S. pension plans.
Cash used in investing activities was $41,251 for the nine months ended July 31, 2011, compared to $27,885 in the comparable period of the prior year. Current year capital expenditures were $14,306, up from $7,812 in 2010. Significant expenditures included continued rollout of our SAP enterprise management software and construction of our new corporate headquarters building that replaced the facility sold in 2009. The acquisition of Micromedics, Inc. and Verbruggen used $34,627 of cash in 2011, and the acquisition of GLT used $18,492 of cash in 2010. Cash proceeds of $7,552 were received in 2011 from the maturity of bank certificates of deposit that had been classified as short-term marketable securities.
Cash used by financing activities was $114,673 for the nine months ended July 31, 2011, compared to $9,025 for the nine months ended July 31, 2010. In the current year, cash of $60,137 was used for repayment of net short and long-term borrowings. In addition, cash of $46,342 was used for the repurchase of common shares, and cash of $21,442 was used for dividend payments. Cash of $9,620 was provided by the issuance of common stock related to stock option exercises.
On June 30, 2011, we entered into a $150,000 three-year Private Shelf Note agreement with an insurance company. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured with covenants similar to our revolving credit facility. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At July 31, 2011, there were no borrowings outstanding under this agreement.
The following is a summary of significant changes in balance sheet captions from the end of 2010 to July 31, 2011. Receivables increased $16,057 due to higher sales in the third quarter of 2011 compared to the fourth quarter of 2010. Inventories increased $20,071 due to the higher level of business activity expected in the fourth quarter of 2011 as compared to the first quarter and inventory acquired in the Micromedics and Verbruggen acquisitions. Prepaid expenses increased $3,034 primarily due to insurance and pension payments made in the first three quarters of the year. Goodwill increased $22,281 primarily as a result of the Micromedics and Verbruggen acquisitions. Other intangibles — net increased $6,554. This increase related primarily to our acquisitions, which added $11,517, offset by total amortization expense of $5,699. The decrease of $6,130 in income taxes payable was primarily due to a U.S. tax payment made in the third quarter, partially offset by an increase in pretax income in 2011. The increase in customer advanced payments can be traced to a higher level of engineered system orders that require partial payment in advance. The increase of $10,005 in long-term deferred income tax liabilities was primarily due to amortization of goodwill for tax purposes and Micromedics and Verbruggen purchase accounting adjustments.
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
Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2010. There were no material changes in these policies during the three months ended July 31, 2011.

Nordson Corporation
Outlook
Order rates remain positive compared to the prior year but are reflective of the current lower macroeconomic growth. We will continue to monitor macroeconomic issues and react accordingly. However, our focus continues to be on the long term, and we will continue to invest strategically to support growth opportunities.
We will continue to look for strategic acquisition opportunities. We will also continue to develop new applications and markets for our technologies and move forward with additional lean and other operational initiatives to enhance our financial performance.
For the fourth quarter of 2011, sales are expected to increase 9% to 13% compared to the same period a year ago, including an estimated 4% favorable effect associated with currency translation. Diluted earnings per share are expected in the range of $0.77 to $0.84, inclusive of a $.02 per share charge related to anticipated restructuring activities.
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

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2011. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2011 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2011 and October 31, 2010, our accruals for the ongoing operation, maintenance and monitoring obligation at the Site were $795 and $885, respectively.
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

Nordson Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs

May 1, 2011 to May 31, 2011	44	$49.84	44	1,956
June 1, 2011 to June 30, 2011	346	$50.83	346	1,610
July 1, 2011 to July 31, 2011	134	$55.12	132	1,478

Total	524		522

(1)	In May 2011 the Board of Directors approved a stock repurchase program of up to 2,000 shares. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is funded using working capital.
ITEM 6. EXHIBITS
Exhibit Number:
4.1 Note Purchase and Private Shelf Agreement for $150 million between Nordson Corporation and New York Life Investment Management LLC dated as of June 30, 2011.
10.1 Stock Purchase Agreement by and among VP Acquisition Holdings, Inc., the Stockholders of VP Acquisition Holdings, Inc., the Optionholders of VP Acquisition Holdings, Inc., American Capital, Ltd., as Securityholder Representative, and Nordson Corporation dated as of July 15, 2011.
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
32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended July 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2011 and July 31, 2010, (ii) the Condensed Consolidated Balance Sheets at July 31, 2011 and October 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and July 31, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2011	Nordson Corporation
	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Vice President, Chief Financial Officer (Principal Financial Officer)