Form 10-Q
period 2012-01-31
NORDSON CORP
filed 2012-03-06
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Common Shares without par value

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value as of January 31, 2012: 64,701,683

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

Three months ended	January 31, 2012	January 31, 2011
(In thousands, except for per share data)
Sales	$275,836	$270,962
Operating costs and expenses:
Cost of sales	106,490	104,791
Selling and administrative expenses	112,048	100,647
Severance and restructuring costs	811	—

	219,349	205,438

Operating profit	56,487	65,524

Other income (expense):
Interest expense	(1,968)	(1,395)
Interest and investment income	119	125
Other—net	992	936

	(857)	(334)

Income before income taxes	55,630	65,190
Income taxes	17,292	19,293

Net income	$38,338	$45,897

Average common shares	65,065	68,014
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	562	864

Average common shares and common share equivalents	65,627	68,878

Basic earnings per share	$0.59	$0.67

Diluted earnings per share	$0.58	$0.67

Dividends declared per share	$0.125	$0.105

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheet

	January 31, 2012	October 31, 2011
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$49,483	$37,408
Receivables—net	229,374	254,310
Inventories—net	148,079	141,912
Deferred income taxes	35,707	35,693
Prepaid expenses	10,380	7,634

Total current assets	473,023	476,957

Property, plant and equipment—net	135,081	130,883
Goodwill	546,513	547,826
Other intangible assets—net	116,999	120,699
Other assets	29,209	28,085

	$1,300,825	$1,304,450

Liabilities and shareholders' equity
Current liabilities:
Notes payable	$38	$33
Accounts payable	39,614	46,381
Income taxes payable	22,177	15,283
Accrued liabilities	74,047	101,294
Customer advanced payments	16,052	9,375
Current maturities of long-term debt	5,664	5,664
Current obligations under capital leases	4,283	4,131

Total current liabilities	161,875	182,161

Long-term debt	345,931	313,459
Deferred income taxes	19,699	17,415
Pension and retirement obligations	122,525	123,058
Other liabilities	98,635	97,034

Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	273,728	272,928
Retained earnings	1,020,426	990,221
Accumulated other comprehensive loss	(85,654)	(80,012)
Common shares in treasury, at cost	(668,593)	(624,067)

Total shareholders' equity	552,160	571,323

	$1,300,825	$1,304,450

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2012	January 31, 2011
(In thousands)
Cash flows from operating activities:
Net income	$38,338	$45,897
Depreciation and amortization	7,969	7,315
Non-cash stock compensation	2,520	2,614
Deferred income taxes	795	107
Other non-cash expense	732	233
(Gain) loss on sale of property, plant and equipment	(19)	253
Tax benefit from the exercise of stock options	(243)	(4,104)
Changes in operating assets and liabilities	(5,782)	3,605

Net cash provided by operating activities	44,310	55,920

Cash flows from investing activities:
Additions to property, plant and equipment	(8,644)	(5,530)
Proceeds from sale of property, plant and equipment	78	53
Purchase of businesses, net of cash acquired	—	(21,296)
Proceeds from sale of marketable securities	—	7,546

Net cash used in investing activities	(8,566)	(19,227)

Cash flows from financing activities:
Proceeds from short-term borrowings	4	4,729
Repayment of short-term borrowings	—	(6,534)
Proceeds from long-term debt	32,500	25,500
Repayment of long-term debt	(27)	(33,500)
Repayment of capital lease obligations	(1,211)	(1,167)
Issuance of common shares	534	7,037
Purchase of treasury shares	(47,024)	(9,522)
Tax benefit from the exercise of stock options	243	4,104
Dividends paid	(8,133)	(7,144)

Net cash used in financing activities	(23,114)	(16,497)
Effect of exchange rate changes on cash	(555)	(1,403)

Increase in cash and cash equivalents	12,075	18,793
Cash and cash equivalents:
Beginning of year	37,408	42,329

End of quarter	$49,483	$61,122

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2012

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

1.	Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2011.

2.	Basis of consolidation. The consolidated financial statements include the accounts of Nordson and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer.

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if vendor-specific objective evidence is not available, and best estimated selling price (BESP) is used if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2012 and 2011 were not material.

4.	Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Nordson Corporation

5.	Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 299 common shares were excluded from the 2012 calculation, and no options for common shares were excluded from the 2011 calculation.

6.	Recently issued accounting standards. In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides requirements for pro forma revenue and earnings disclosures related to business combinations. This guidance requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. We adopted this standard on November 1, 2011, and there was no impact on the consolidated financial statements.

In May 2011, the FASB clarified the guidance concerning fair value measurements and disclosures. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. It will be effective for us beginning in the second quarter of 2012. We do not expect that the adoption will have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued an Accounting Standards Update (ASU) that amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in 2013 and is not expected to impact our consolidated financial statements, as it only results in a change in the format of presentation.

In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment. Companies will have the option to first assess qualitative factors to determine the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, companies determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for us beginning in 2013, with early adoption permitted. We do not expect the adoption will have a significant impact on our consolidated financial statements.

7.	Inventories. At January 31, 2012 and October 31, 2011, inventories consisted of the following:

	January 31, 2012	October 31, 2011
Finished goods	$99,044	$98,879
Work-in-process	17,408	13,971
Raw materials and finished parts	54,291	51,891

	170,743	164,741
Obsolescence and other reserves	(15,983)	(16,050)
LIFO reserve	(6,681)	(6,779)

	$148,079	$141,912

Nordson Corporation

8.	Goodwill and other intangible assets. Changes in the carrying amount of goodwill for the three months ended January 31, 2012 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2011	$41,962	$505,864	$—	$547,826
Currency effect	(786)	(527)	—	(1,313)

Balance at January 31, 2012	$41,176	$505,337	$—	$546,513

Accumulated impairment losses were $232,789 at January 31, 2012 and October 31, 2011. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$77,366	$12,851	$64,515
Patent/technology costs	42,837	12,309	30,528
Trade name	22,014	1,763	20,251
Non-compete agreements	4,938	3,817	1,121
Other	1,442	858	584

Total	$148,597	$31,598	$116,999

	October 31, 2011
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$78,324	$11,843	$66,481
Patent/technology costs	43,235	11,571	31,664
Trade name	22,143	1,530	20,613
Non-compete agreements	5,042	3,727	1,315
Other	1,437	811	626

Total	$150,181	$29,482	$120,699

Amortization expense for the three months ended January 31, 2012 and 2011 was $2,667 and $2,298, respectively.

Nordson Corporation

9.	Comprehensive income. Comprehensive income for the three months ended January 31, 2012 and 2011 is as follows:

	January 31, 2012	January 31, 2011
Net income	$38,338	$45,897
Foreign currency translation adjustments	(8,354)	(6,832)
Amortization of prior service cost and net actuarial losses	2,712	1,550

Comprehensive income	$32,696	$40,615

Accumulated other comprehensive loss at January 31, 2012 consisted of $114,340 pension and postretirement benefit plan adjustments offset by $28,686 of net foreign currency translation adjustments. Accumulated other comprehensive loss at January 31, 2011 consisted of $101,234 of pension and postretirement benefit plan adjustments offset by $29,646 of net foreign currency translation adjustments.

Changes in accumulated other comprehensive loss for the three months ended January 31, 2012 and 2011 is as follows:

	January 31, 2012	January 31, 2011
Beginning balance	$(80,012)	$(66,306)
Current-period change	(5,642)	(5,282)

Ending balance	($85,654)	($71,588)

10.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each year.

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

We recognized compensation expense related to stock options of $955 and $719 in the three months ended January 31, 2012 and 2011, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the three months ended January 31, 2012:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2011	1,851	$24.22
Granted	299	$43.73
Exercised	(28)	$19.26
Forfeited or expired	(9)	$28.11

Outstanding at January 31, 2012	2,113	$27.03	$38,698	6.5 years

Vested or expected to vest at January 31, 2012	2,043	$26.69	$38,109	6.4 years
Exercisable at January 31, 2012	1,232	$21.47	$29,400	5.0 years

At January 31, 2012, there was $10,625 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.1 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2012	January 31, 2011
Expected volatility	.454-.469	.431-.451
Expected dividend yield	1.20%	1.28%
Risk-free interest rate	1.03%-1.23%	1.89%-2.25%
Expected life of the option (in years)	5.4-6.1	5.4-6.3

The weighted-average expected volatility used to value the 2012 and 2011 options was .462, and .443, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2012 and 2011 was $17.03 and $16.80, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2012 and 2011 was $700 and $13,052, respectively. Cash received from the exercise of stock options for the three months ended January 31, 2012 and 2011was $534 and $7,037, respectively. The tax benefit realized from tax deductions from exercises for the three months ended January 31, 2012 and 2011 was $243 and $4,104, respectively.

Nordson Corporation

Nonvested Common Shares

We may grant nonvested (restricted) shares to our employees and directors. These shares may not be sold for a designated period of time (generally one to three years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s early retirement, disability or death prior to the lapse of any restrictions. Restrictions lapse in the event of a recipient’s retirement at or after normal retirement age. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata forfeiture of shares.

As shares are issued, deferred share-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the shares are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to nonvested shares during the three months ended January 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at October 31, 2011	81	$34.95
Granted	44	$43.30
Vested	(16)	$34.52
Forfeited	(1)	$43.32

Nonvested shares at January 31, 2012	108	$38.35

As of January 31, 2012, there was $3,090 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.1 years. The amount charged to expense related to nonvested common shares during the three months ended January 31, 2012 and 2011 was $411 and $280, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2011	243	$17.51
Granted	1	$45.34
Restricted stock units vested	9	$27.48
Dividend equivalents	1	$41.59
Distributions	(15)	$15.76

Outstanding at January 31, 2012	239	$18.12

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2012 and 2011 was $56, and $97, respectively.

Nordson Corporation

Long-Term Incentive Compensation Plan (LTIP)

Under the Long-Term Incentive Plan, executive officers and selected other key employees receive common share awards based solely on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, reduced by the implied value of dividends not to be paid. This value was $42.12 per share for both the executive officers and the selected other key employees for 2012 and $42.02 per share for both the executive officers and the selected other key employees for 2011. The per share values for 2010 were $26.10 and $29.52 for the executive officers group and $26.10 for the selected other key employees. During the three months ended January 31, 2012 and 2011, $1,000 and $1,445, respectively, was charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2012 was $5,473.

11.	Warranty accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2012 and 2011:

Three months ended	January 31, 2012	January 31, 2011
Beginning balance	$6,723	$5,242
Accruals for warranties	1,006	1,411
Warranty payments	(1,358)	(1,347)
Currency effect	(119)	(25)

Ending balance	$6,252	$5,281

12.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. Effective November 1, 2011, the Industrial Coating Systems segment includes our fuel cell product line that had previously been reported in the Advanced Technology Systems segment. This change more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Nordson Corporation

The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2011.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended January 31, 2012
Net external sales	$139,172		$100,107	$36,557	$—	$275,836
Operating profit	47,227	(a)	16,000	1,138	(7,878)	56,487
Three months ended January 31, 2011
Net external sales	$136,976		$96,632	$37,354	$—	$270,962
Operating profit	46,196		23,276	3,049	(6,997)	65,524

(a)	Includes $811 of severance and restructuring costs in 2012.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2012	January 31, 2011
Total profit for reportable segments	$56,487	$65,524
Interest expense	(1,968)	(1,395)
Interest and investment income	119	125
Other-net	992	936

Income before income taxes	$55,630	$65,190

Nordson Corporation

We have significant sales in the following geographic regions:

Three months ended	January 31, 2012	January 31, 2011
United States	$75,202	$70,273
Americas	20,199	19,860
Europe	86,583	90,258
Japan	30,035	25,073
Asia Pacific	63,817	65,498

Total net external sales	$275,836	$270,962

Sales in 2011 include reclassification adjustments primarily into Asia Pacific from the United States based on more accurate end-user destination information for products sold by our Advanced Technology Systems segment to certain global customers.

13.	Pension and other postretirement plans. The components of net periodic pension cost for the three months ended January 31, 2012 and January 31, 2011 were:

	U.S.		International
Three months ended January 31	2012	2011	2012	2011
Service cost	$1,741	$1,668	$380	$520
Interest cost	2,941	3,008	756	725
Expected return on plan assets	(3,716)	(3,858)	(385)	(359)
Amortization of prior service cost	167	164	(25)	1
Amortization of net actuarial loss	2,628	1,801	141	208
Settlement loss	682	—	—	—

Total benefit cost	$4,443	$2,783	$867	$1,095

During the three months ended January 31, 2012, net periodic pension cost included a settlement loss of $682 as a result of the termination of a U.S. pension plan.

The components of other postretirement benefit cost for the three months ended January 31, 2012 and January 31, 2011 were:

	U.S.		International
Three months ended January 31	2012	2011	2012	2011
Service cost	$364	$246	$7	$8
Interest cost	822	714	10	10
Amortization of prior service cost	(146)	(287)	—	—
Amortization of net actuarial loss	670	375	(4)	(2)

Total benefit cost	$1,710	$1,048	$13	$16

Nordson Corporation

14.	Severance and restructuring costs. In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involves the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, are being transferred. Severance costs and other termination fees associated with this action will occur through the third quarter of 2012 and are estimated to be approximately $2,600. Of the total expense amount, $687 was recorded in the three months ended January 31, 2012, and $1,557 was recorded in 2011. Payments of $1,091 were made in the three months ended January 31, 2012.

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was taken that will result in severance costs of approximately $200. Of that amount, $124 was recorded in the three months ended January 31, 2012, and $32 was recorded in 2011. Payments of $25 were made in the three months ended January 31, 2012.

15.	Fair value measurements. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,671	$—	$13,671	$—
Forward exchange contracts (b)	1,699	—	1,699	—

Total assets at fair value	$15,370	$—	$15,370	$—

Liabilities:
Deferred compensation plans (c)	$6,864	$6,864	$—	$—
Forward exchange contracts (b)	2,299	—	2,299	—

Total liabilities at fair value	$9,163	$6,864	$2,299	$—

(a) We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b) We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates. Foreign exchange contracts are not designated as hedges.

(c) Executive officers and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

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

Gains and losses on foreign exchange contracts are recorded in “Other—net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended January 31, 2012, we recognized losses of $976 on foreign exchange contracts and gains of $1,151 from the change in fair value of balance sheet positions. For the three months ended January 31, 2011, we recognized losses of $10,790 on foreign exchange contracts and gains of $11,426 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

We had the following outstanding foreign currency forward contracts at January 31, 2012:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$6,368	$6,229	$88,754	$86,573
British pound	20,577	20,585	46,020	46,305
Japanese yen	4,432	4,433	7,185	7,259
Others	12,387	12,505	34,132	35,342

Total	$43,764	$43,752	$176,091	$175,479

The carrying amounts and fair values of financial instruments at January 31, 2012, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$49,483	$49,483
Notes payable	38	38
Long-term debt, including current maturities	351,595	346,981
Foreign exchange contracts (net)	(600)	(600)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions.

•	Foreign exchange contracts are valued using observable market based inputs.

Nordson Corporation

17.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2012 was 31.1%, compared to 29.6% for the three months ended January 31, 2011. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction enacted in Japan.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2012 and October 31, 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $795. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

19.	Subsequent events. We evaluated all events or transactions that occurred after January 31, 2012 through the date the financial statements were issued, and there were no material recognizable or non-recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the three months ended January 31, 2012 were $275,836, a 1.8% increase from sales of $270,962 for the comparable period of 2011. The increase was due to sales volume, which consisted of 3.5% from acquisitions, offset by a 1.7% decrease in organic volume. The effects of currency translations were neutral.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2012 were $139,172, an increase of 1.6% from the comparable period of 2011. Sales volume increased 1.5%, consisting of 2.0% from an acquisition, partially offset by a decline of 0.5% in organic volume. Favorable currency translation effects increased sales by 0.1%. Sales volume increased in Japan but decreased in the other four regions in which we operate. Sales volume was negatively impacted by the timing of customers’ buying patterns associated with some of our larger dollar systems.

Nordson Corporation

Advanced Technology Systems segment sales for the three months ended January 31, 2012 were $100,107 compared to $96,632 in the comparable period of 2011, a 3.6% increase. Sales volume increased 3.7%, and currency translation effects reduced sales by 0.1%. The sales volume increase consisted of 6.9% from an acquisition, partially offset by a 3.2% decrease in organic volume. Within this segment, sales volume increases in the United States and Americas were offset by lower volume in Japan and Asia Pacific. Advanced Technology Systems segment sales were impacted by sluggishness in some non-dispense product lines.

Effective November 1, 2011, the Industrial Coating Systems segment includes our fuel cell product line that had previously been reported in the Advanced Technology Systems segment. This change more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2012 were $36,557, a decrease of 2.1% from the three months ended January 31, 2011. The effects of currency translations were neutral in this segment. Sales volume increased in the United States, Americas and Asia Pacific regions but decreased in Europe and Japan. The sales decrease was driven by lower system orders in European consumer durable markets.

On a geographic basis, sales in the United States increased 7.0% for the three months ended January 31, 2012 from the three months ended January 31, 2011. The change in sales volume consists of 7.1% from acquisitions and negative 0.1% organic volume. Sales in the Americas region were up 1.7%, with volume increasing 5.1% and unfavorable currency effect reducing sales by 3.4%. The change in sales volume consists of 2.7% from acquisitions and 2.4% organic volume. The European sales decrease of 4.1% consisted of a 2.4% volume decline and unfavorable currency effects of 1.7%. The change in sales volume consists of 3.8% from acquisitions and negative 6.2% organic volume. Sales in Japan for the three months ended January 31, 2012 increased 19.8% from the comparable period of the prior year. The increase consisted of volume of 12.7% and favorable currency effects of 7.1%. The change in sales volume consists of 0.3% from acquisitions and 12.4% organic volume. Asia Pacific sales, which were impacted by the Chinese New Year occurring in our first quarter this year and our second quarter last year, decreased 2.6%. Sales volume declined 3.3%, partially offset by favorable currency effects which added 0.7%. The change in sales volume consists of 0.5% from acquisitions and negative 3.8% organic volume.

Operating Profit

Cost of sales for the three months ended January 31, 2012 were $106,490, up from $104,791 in 2011, an increase of 1.6%. The gross margin percentage was 61.4% for the three months ended January 31, 2012, up slightly from 61.3% for the comparable period of 2011. The increase in gross margin percentage was primarily due to revenue mix, price increases and low-cost sourcing, partially offset by a charge for short-term inventory purchase accounting valuation adjustments.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended January 31, 2012 were $112,048, compared to $100,647 for the comparable period of 2011. This represented an increase of $11,401, or 11.3%, which was largely due to higher compensation expenses and the first year effect of 2011 acquisitions. Selling and administrative expenses for the three months ended January 31, 2012 as a percent of sales increased to 40.6% from 37.1% for the comparable period of 2011. The increase was primarily the result of selling and administrative expenses increasing at a higher rate than sales.

In 2011, restructuring initiatives were announced in the Adhesive Dispensing Systems segment that resulted in $811 of expense in the three months ended January 31, 2012. Approximately $400 of expenses related to these initiatives is expected to be incurred during the second and third quarters of 2012.

Operating profit as a percentage of sales was 20.5% in the three months ended January 31, 2012 compared to 24.2% for the comparable period in 2011. The decrease was primarily due to selling and administrative expenses increasing at a higher rate than sales.

Nordson Corporation

Operating profit for the three months as a percent of sales for the Adhesive Dispensing Systems segment increased slightly to 33.9% in 2012 from 33.7% for the comparable period of the prior year. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales decreased to 16.0% in the current year from 24.1% in the first three months of 2011. The decrease was due to selling and administrative expenses increasing at a higher rate than sales, higher charges related to short-term purchase accounting valuation adjustments and expenses associated with the termination of a pension plan. Operating profit as a percent of sales for the Industrial Coating Systems segment was 3.1% for the three months ended January 31, 2012, down from 8.2% in the same period of 2011. The decrease was primarily due to the decrease in sales, as well as an increase in selling and administrative expenses compared to the prior year.

Interest and Other Income (Expense)

Interest expense for the three months ended January 31, 2012 was $1,968, up from $1,395 for the three months ended January 31, 2011, due to higher borrowing levels resulting primarily from an acquisition in the fourth quarter of 2011.

Other income was $992 for the three months ended January 31, 2012, and $936 in the comparable period of the prior year. Foreign exchange gains included in other income were $175 in 2012 and $636 in 2011.

Income Taxes

The effective tax rates for the three months ended January 31, 2012 was 31.1%, compared to 29.6% for the three months ended January 31, 2011. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction enacted in Japan. In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result we recorded an additional tax benefit related to 2010 of $1,242 in the three months ended January 31, 2011.

Net Income

Net income for the three months ended January 31, 2012 was $38,338, or $0.58 per share on a diluted basis, compared to $45,897 or $0.67 per share on a diluted basis in 2011. This represents a 16.5% decrease in net income and a 13.4% decrease in earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for the three months ended January 31, 2012 used to translate international sales and operating results into U.S. dollars were relatively neutral compared with average exchange rates existing during the comparable 2011 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2012 were translated at exchange rates in effect during the same period of 2011, sales would have been approximately $3 lower while third-party costs and expenses would have been approximately $185 higher.

Nordson Corporation

Financial Condition

During the three months ended January 31, 2012, cash and cash equivalents increased $12,075. Cash provided by operations during this period was $44,310, compared to $55,920 for the three months ended January 31, 2011. The primary sources were net income, depreciation and amortization, and non-cash stock compensation that totaled $48,827, as compared to $55,826 last year. Changes in operating assets and liabilities used $5,782 of cash in the current year, compared to the prior year when they generated $3,605 of cash.

Cash used in investing activities was $8,566 for the three months ended January 31, 2012, compared to $19,227 in the comparable period of the prior year. Capital expenditures in the three months ended January 31, 2012 were $8,644. Significant expenditures included the previously announced expansion of our Duluth, Georgia facility. Cash of $21,296 was used in the prior year for the acquisition of Micromedics, Inc. Cash proceeds of $7,546 were received in the three months ended January 31, 2011 from the maturity of bank certificates of deposit that had been classified as short-term marketable securities.

Cash used in financing activities was $23,114 for the three months ended January 31, 2012, compared to $16,497 for the three months ended January 31, 2011. Principal uses of cash in the current year were $47,024 for the repurchase of common shares and $8,133 for dividend payments. Cash of $32,477 was provided by net short-term and long-term borrowings.

The following is a summary of significant changes in balance sheet captions from the end of 2011 to January 31, 2012. Receivables decreased $24,936 due to lower sales in the first quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $6,167 due to the higher level of business activity expected in the second quarter of 2012 as compared to the first quarter. Prepaid expenses increased $2,746 primarily due to annual insurance payments made in the first quarter of the year. The decrease of $6,767 in accounts payable reflected the lower level of business activity in the first quarter of 2012 compared to the fourth quarter of 2011. The increase of $6,894 in income taxes payable was primarily due to the timing of required tax payments. The decrease of $27,247 in accrued liabilities was primarily due to payments of annual incentive compensation in the first quarter and a donation to the Nordson Corporation Foundation. The increase of $6,677 in customer advanced payments can be traced to a higher level of engineered system orders that require partial payment in advance. The increase of $2,284 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes.

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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2011. There were no material changes in these policies during the three months ended January 31, 2012.

Nordson Corporation

Outlook

We continue to move forward with caution in our approach to 2012, given the global economic uncertainty that is primarily due to anxiety over the European economic environment. Though the near- term global macroeconomic outlook remains somewhat unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology and direct sales and service support. We will continue to look for strategic acquisition opportunities. We will continue to develop new applications and markets for our technologies and move forward with additional lean and other operational initiatives to enhance our financial performance.

For the second quarter of 2012, sales are expected to be in the range of down 2% to up 2% compared to the same period a year ago, including 3% growth from the first-year effect of acquisitions, and a negative 1% currency translation impact. Diluted earnings per share are expected in the range of $0.83 to $0.91.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our 10-K for the year ended October  31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our 10-K for the year ended October 31, 2011. The information disclosed has not changed materially in the interim period since then.

Nordson Corporation

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2012. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2012 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2012 and October 31, 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $795. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Information regarding our risk factors was disclosed in Form 10-K filed on December 16, 2011. The information disclosed has not changed materially in the interim period since October 31, 2011.

Nordson Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 to November 30, 2011	299	$44.97	299	57,458
December 1, 2011 to December 31, 2011	373	$43.41	371	41,364
January 1, 2012 to January 31, 2012	392	$42.55	392	24,676

Total	1,064		1,062

(1) In September 2011, the board of directors approved a stock repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using working capital and proceeds from borrowings under our credit facilities.

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

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three ended January 31, 2012 and 2011, (ii) the Condensed Consolidated Balance Sheet at January 31, 2012 and October 31, 2011, (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2012	Nordson Corporation

By: /s/ Gregory A. Thaxton
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer (Principal Financial Officer)