Form 10-Q
period 2012-04-30
NORDSON CORP
filed 2012-06-05
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Common Shares, without par value

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Shares, without par value, as of April 30, 2012: 64,312,607

Nordson Corporation

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2012	April 30, 2011	April 30, 2012	April 30,2011
Sales	$315,193	$318,924	$591,029	$589,886
Operating costs and expenses:
Cost of sales	123,497	121,172	229,987	225,963
Cost of sales—restructuring	2,040	—	2,040	—
Selling and administrative expenses	111,063	105,324	223,111	205,971
Severance and restructuring	1,736	—	2,547	—

	238,336	226,496	457,685	431,934

Operating profit	76,857	92,428	133,344	157,952
Other income (expense):
Interest expense	(2,161)	(1,338)	(4,129)	(2,733)
Interest and investment income	147	115	266	240
Other—net	137	1,791	1,129	2,727

	(1,877)	568	(2,734)	234

Income before income taxes	74,980	92,996	130,610	158,186

Income taxes	22,869	27,754	40,161	47,047

Net income	$52,111	$65,242	$90,449	$111,139

Average common shares	64,426	68,110	64,749	68,043

Incremental common shares attributable to outstanding stock options, nonvested stock,and deferred stock-based compensation	753	892	658	878

Average common shares and common share equivalents	65,179	69,002	65,407	68,921

Basic earnings per share	$0.81	$0.96	$1.40	$1.63

Diluted earnings per share	$0.80	$0.95	$1.38	$1.61

Dividends declared per share	$0.125	$0.105	$0.25	$0.21

See accompanying notes.

Nordson Corporation

Consolidated Balance Sheets

(In thousands)	April 30, 2012	October 31, 2011
Assets
Current assets:
Cash and cash equivalents	$57,537	$37,408
Receivables	249,184	254,310
Inventories	154,934	141,912
Deferred income taxes	35,852	35,693
Prepaid expenses	9,025	7,634

Total current assets	506,532	476,957

Property, plant and equipment—net	141,610	130,883
Goodwill	546,780	547,826
Intangible assets—net	115,056	120,699
Other assets	27,239	28,085

	$1,337,217	$1,304,450

Liabilities and shareholders' equity
Current liabilities:
Notes payable	$4	$33
Accounts payable	46,487	46,381
Income taxes payable	21,321	15,283
Accrued liabilities	79,572	101,294
Customer advanced payments	16,660	9,375
Current maturities of long-term debt	55,664	5,664
Current obligations under capital leases	4,518	4,131

Total current liabilities	224,226	182,161

Long-term debt	286,480	313,459
Deferred income taxes	21,671	17,415
Pension obligations	123,224	123,058
Postretirement obligations	73,822	71,943
Other liabilities	29,951	25,091

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	277,347	272,928
Retained earnings	1,064,480	990,221
Accumulated other comprehensive loss	(82,189)	(80,012)
Common shares in treasury, at cost	(694,048)	(624,067)

Total shareholders’ equity	577,843	571,323

	$1,337,217	$1,304,450

See accompanying notes.

Nordson Corporation

Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2012	April 30, 2011
(In thousands)
Cash flows from operating activities:
Net income	$90,449	$111,139
Depreciation and amortization	15,959	14,246
Non-cash stock compensation	4,959	4,701
Deferred income (benefit)/expense	1,231	(217)
Other non-cash expense	850	1,435
Loss on sale of property, plant and equipment	122	83
Tax benefit from the exercise of stock options	(979)	(6,919)
Changes in operating assets and liabilities	(13,622)	(12,406)

Net cash provided by operating activities	98,969	112,062
Cash flows from investing activities:
Additions to property, plant and equipment	(14,370)	(10,714)
Proceeds from sale of property, plant and equipment	444	131
Proceeds from sale of product lines	2,213	—
Purchase of businesses, net of cash acquired	—	(21,296)
Proceeds from sale of marketable securities	—	7,552

Net cash used in investing activities	(11,713)	(24,327)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	65
Repayment of short-term borrowings	(29)	(1,544)
Proceeds from long-term debt	37,975	49,506
Repayment of long-term debt	(14,954)	(93,524)
Repayment of capital lease obligations	(2,423)	(2,335)
Issuance of common shares	2,852	9,282
Purchase of treasury shares	(74,352)	(19,134)
Tax benefit from the exercise of stock options	979	6,919
Dividends paid	(16,191)	(14,291)

Net cash used in financing activities	(66,143)	(65,056)
Effect of exchange rate changes on cash	(984)	1,777

Increase in cash and cash equivalents	20,129	24,456
Cash and cash equivalents:
Beginning of year	37,408	42,329

End of quarter	$57,537	$66,785

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2012

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

1.	Significant Accounting Policies.

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2011.

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

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price (BESP) is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2012 and 2011 were not material.

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended April 30, 2012, and the three and six months ended April 30, 2011, no options for common shares were excluded from the calculation of diluted earnings per share. For the six months ended April 30, 2012, the number of options excluded from the calculation of diluted earnings per share was 150.

2.	Recently issued accounting standards. In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides requirements for pro forma revenue and earnings disclosures related to business combinations. This guidance requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. We adopted this standard on November 1, 2011, and there was no impact on our consolidated financial statements.

Nordson Corporation

In May 2011, the FASB clarified the guidance concerning fair value measurements and disclosures. The guidance requires the disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. We adopted this guidance on February 1, 2012, and there was no material impact on our consolidated financial statements.

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

3.	Inventories. At April 30, 2012 and October 31, 2011, inventories consisted of the following:

	April 30, 2012	October 31, 2011
Finished goods	$103,509	$98,879
Work-in-process	22,317	13,971
Raw materials and finished parts	53,094	51,891

	178,920	164,741
Obsolescence and other reserves	(17,341)	(16,050)
LIFO reserve	(6,645)	(6,779)

	$154,934	$141,912

Nordson Corporation

4.	Goodwill and intangible assets. Changes in the carrying amount of goodwill for the six months ended April 30, 2012 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2011	$41,962	$505,864	$—	$547,826
Currency effect	(625)	(421)	—	(1,046)

Balance at April 30, 2012	$41,337	$505,443	$—	$546,780

Accumulated impairment losses were $232,789 at April 30, 2012 and October 31, 2011. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$77,881	$14,272	$63,609
Patent/technology costs	43,281	13,375	29,906
Trade name	22,248	2,206	20,042
Non-compete agreements	4,959	4,002	957
Other	1,430	888	542

Total	$149,799	$34,743	$115,056

	October 31, 2011
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$78,324	$11,843	$66,481
Patent/technology costs	43,235	11,571	31,664
Trade name	22,143	1,530	20,613
Non-compete agreements	5,042	3,727	1,315
Other	1,437	811	626

Total	$150,181	$29,482	$120,699

Amortization expense for the three months ended April 30, 2012 and April 30, 2011 was $2,677 and $1,749, respectively. Amortization expense for the six months ended April 30, 2012 and April 30, 2011 was $5,344 and $4,047, respectively.

Nordson Corporation

5.	Comprehensive income. Comprehensive income for the three months ended April 30, 2012 and April 30, 2011 is as follows:

	April 30, 2012	April 30, 2011
Net income	$52,111	$65,242
Foreign currency translation adjustments	1,292	21,677
Amortization of prior service cost and net actuarial losses	2,173	1,421

Comprehensive income	$55,576	$88,340

Comprehensive income for the six months ended April 30, 2012 and April 30, 2011 is as follows:

	Six Months Ended
	April 30, 2012	April 30, 2011
Net income	$90,449	$111,139
Foreign currency translation adjustments	(7,062)	14,845
Amortization of prior service cost and net actuarial losses	4,885	2,971

Comprehensive income	$88,272	$128,955

Accumulated other comprehensive loss at April 30, 2012 consisted of pension and postretirement benefit plan adjustments of $112,167 offset by $29,978 of net foreign currency translation adjustment credits. Accumulated other comprehensive loss at April 30, 2011 consisted of pension and postretirement benefit plan adjustments of $99,813 offset by $51,323 of net foreign currency translation adjustment credits.

Changes in accumulated other comprehensive loss for the six months ended April 30, 2012 and 2011 are as follows:

	April 30, 2012	April 30, 2011
Beginning balance	$(80,012)	$(66,306)
Current-period change	(2,177)	17,816

Ending balance	$(82,189)	$(48,490)

Nordson Corporation

6.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5% of the number of common shares outstanding as of the first day of each fiscal year.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis.

We recognized compensation expense related to stock options of $916 and $712 in the three months ended April 30, 2012 and 2011, respectively. Amounts for the six months ended April 30, 2012 and April 30, 2011 were $1,871 and $1,431, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2012:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2011	1,851	$24.22
Granted	299	$43.73
Exercised	(146)	$19.55
Forfeited or expired	(18)	$28.43

Outstanding at April 30, 2012	1,986	$27.46	$52,509	6.4 years

Vested or expected to vest at April 30, 2012	1,916	$27.12	$51,313	6.3 years

Exercisable at April 30, 2012	1,112	$21.67	$35,841	4.9 years

At April 30, 2012, there was $9,754 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.0 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2012	April 30, 2011
Expected volatility	45.4%-46.9%	43.1%-45.1%
Expected dividend yield	1.20%	1.28%
Risk-free interest rate	1.03%-1.23%	1.89%-2.25%
Expected life of the option (in years)	5.4-6.1	5.4-6.3

The weighted-average expected volatility used to value the 2012 and 2011 options were 46.2% and 44.3%, respectively.

Nordson Corporation

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2012 and 2011 was $17.03 and $16.80, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2012 and April 30, 2011 was $3,977 and $9,107, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2012 and April 30, 2011 was $4,677 and $22,157, respectively.

Cash received from the exercise of stock options was $2,852 and $9,282 for the six months ended April 30, 2012 and 2011, respectively. The tax benefit realized from tax deductions from exercises was $979 and $6,919 for the six months ended April 30, 2012 and 2011, respectively.

Nonvested Common Shares

We may grant nonvested common shares to our employees and directors. These shares may not be transferred for a designated period of time (generally one to three years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s early retirement, disability or death prior to the lapse of any restrictions. Restrictions lapse in the event of a recipient’s retirement at or after normal retirement age. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata forfeiture of shares.

As shares are issued, deferred share-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the shares are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to nonvested shares during the six months ended April 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at October 31, 2011	81	$34.95
Granted	47	$43.94
Vested	(20)	$35.55
Forfeited	(3)	$43.56

Nonvested shares at April 30, 2012	105	$38.65

As of April 30, 2012, there was $2,705 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.9 years.

The amount charged to expense related to nonvested stock was $477 and $336 in the three months ended April 30, 2012 and 2011, respectively. For the six months ended April 30, 2012 and 2011, the amounts were $887 and $616, respectively.

Nordson Corporation

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2011	243	$17.51
Deferrals	1	$50.31
Restricted stock units vested	11	$28.47
Dividend equivalents	1	$47.67
Distributions	(29)	$15.82

Outstanding at April 30, 2012	227	$18.59

The amount charged to expense related to this plan was $70 and $59 for the three months ended April 30, 2012 and 2011, respectively. For the six months ended April 30, 2012 and 2011, the amounts were $126 and $156, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the market price of common shares at the grant date, adjusted for dividends not to be paid. This value was $42.12 per share for both the executive officers and the selected other key employees for 2012 and $42.02 per share for both the executive officers and the selected other key employees for 2011. The per share values for 2010 were $26.10 and $29.52 for the executive officers group and $26.10 for the selected other key employees. The amount charged to expense for the three months ended April 30, 2012 and 2011 was $890 and $874, respectively. For the six months ended April 30, 2012 and 2011, the amounts were $1,890 and $2,319, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2012 was $6,363.

Nordson Corporation

7.	Warranty accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2012 and 2011:

	April 30, 2012	April 30, 2011
Beginning balance	$6,723	$5,242
Accruals for warranties	2,513	2,881
Warranty payments	(3,000)	(2,648)
Currency effect	(114)	172

Ending balance	$6,122	$5,647

8.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. Effective November 1, 2011, the Industrial Coating Systems segment includes our fuel cell product line that had previously been reported in the Advanced Technology Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

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

Nordson Corporation

The following table presents sales and operating profits of our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems		Corporate	Total
Three months ended April 30, 2012
Net external sales	$154,698		$114,998	$45,497		$—	$315,193
Operating profit (loss)	51,518	(a)	28,683	5,362	(b)	(8,706)	76,857

Three months ended April 30, 2011
Net external sales	$159,432		$112,603	$46,889		$—	$318,924
Operating profit (loss)	59,649	(c)	33,563	7,662		(8,446)	92,428

Six months ended April 30, 2012
Net external sales	$293,870		$215,105	$82,054		$—	$591,029
Operating profit (loss)	98,745	(a)	44,683	6,500	(b)	(16,584)	133,344

Six months ended April 30, 2011
Net external sales	$296,408		$209,235	$84,243		$—	$589,886
Operating profit (loss)	105,845	(c)	56,839	10,711		(15,443)	157,952

(a)	Includes $3,215 and $4,026 of cost of goods sold – restructuring and severance and restructuring costs in the three and six months ended April 30, 2012, respectively.
(b)	Includes $561 of severance and restructuring costs in the three and six months ended April 30, 2012.
(c)	Includes $1,322 of impairment charges related to write down of assets to fair value in the three and six months ended April 30, 2011, respectively.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2012	April 30, 2011
Total profit for reportable segments	$76,857	$92,428
Interest expense	(2,161)	(1,338)
Interest and investment income	147	115
Other-net	137	1,791

Income before income taxes	$74,980	$92,996

Six months ended	April 30, 2012	April 30, 2011
Total profit for reportable segments	$133,344	$157,952
Interest expense	(4,129)	(2,733)
Interest and investment income	266	240
Other-net	1,129	2,727

Income before income taxes	$130,610	$158,186

We had significant sales in the following geographic regions:

Three months ended	April 30, 2012	April 30, 2011
United States	$85,647	$79,300
Americas	25,927	26,158
Europe	91,430	98,049
Japan	30,004	30,159
Asia Pacific	82,185	85,258

Total net sales	$315,193	$318,924

Six months ended	April 30, 2012	April 30, 2011
United States	$160,849	$149,573
Americas	46,126	46,018
Europe	178,013	188,307
Japan	60,039	55,232
Asia Pacific	146,002	150,756

Total net sales	$591,029	$589,886

Nordson Corporation

9.	Pension and other postretirement plans. The components of net periodic pension cost were:

	U.S.		International
Three months ended	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Service cost	$1,742	$1,376	$375	$535
Interest cost	2,924	2,924	762	752
Expected return on plan assets	(3,683)	(3,855)	(391)	(372)
Amortization of prior service cost	166	165	(24)	1
Amortization of net actuarial loss	2,624	1,868	142	216

Total benefit cost	$3,773	$2,478	$864	$1,132

	U.S.		International
Six months ended	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Service cost	$3,483	$3,044	$755	$1,055
Interest cost	5,865	5,932	1,517	1,477
Expected return on plan assets	(7,399)	(7,713)	(776)	(731)
Amortization of prior service cost	333	329	(48)	2
Amortization of net actuarial loss	5,252	3,669	283	424
Settlement loss	682	—	—	—

Total benefit cost	$8,216	$5,261	$1,731	$2,227

During the six months ended April 30, 2012, net periodic pension cost included a settlement loss of $682 as a result of the termination of a U.S. pension plan.

The components of other postretirement benefit cost were:

	U.S.		International
Three months ended	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Service cost	$364	$315	$7	$8
Interest cost	822	752	10	10
Amortization of prior service cost	(146)	(286)	—	—
Amortization of net actuarial loss	670	428	(3)	(2)

Total benefit cost	$1,710	$1,209	$14	$16

	U.S.		International
Six months ended	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Service cost	$728	$561	$14	$16
Interest cost	1,644	1,466	20	20
Amortization of prior service cost	(292)	(573)	—	—
Amortization of net actuarial loss	1,340	803	(7)	(4)

Total benefit cost	$3,420	$2,257	$27	$32

Nordson Corporation

10.	Severance and restructuring costs. In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involves the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, are being transferred. Severance costs and other termination fees associated with this action will occur through the third quarter of 2012 and are estimated to be approximately $2,540. Of the total expense amount, $257 was recorded in the three months ended April 30, 2012, $687 was recorded in the three months ended January 31, 2012, and $1,557 was recorded in 2011. Payments of $1,682 were made in the six months ended April 30, 2012. In addition, $2,916 of expenses related to production inefficiencies and moving costs were incurred in the three and six months ended April 30, 2012. Of this amount, $2,040 is recorded in cost of sales, and $876 is recorded in severance and restructuring costs.

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was launched that will result in severance costs of approximately $200. Of that amount, $42 was recorded in the three months ended April 30, 2012, $124 was recorded in the three months ended January 31, 2012, and $32 was recorded in 2011. Payments of $165 were made in the six months ended April 30, 2012.

In order to optimize Industrial Coating Systems operations in Ohio, a restructuring initiatve was undertaken in 2012 that will result in approximately $640 of severance costs. Of that amount, $561 was recorded in the three and six months ended April 30, 2012. The remainder is expected to be recorded in the three months ended July 31, 2012. Payments of $120 were made in the six months ended April 30, 2012.

11.	Fair value measurements. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at April 30, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,745	$—	$13,745	$—
Forward exchange contracts (b)	1,006	—	1,006	—

Total assets at fair value	$14,751	$—	$14,751	$—

Liabilities:
Deferred compensation plans (c)	$5,721	$5,721	$—	$—
Forward exchange contracts (b)	618	—	618	—

Total liabilities at fair value	$6,339	$5,721	$618	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Foreign exchange contracts are valued using market exchange rates.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Nordson Corporation

12.	Financial instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments.

Gains and losses on foreign exchange contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended April 30, 2012, we recognized gains of $988 on foreign exchange contracts and losses of $1,291 from the change in fair value of balance sheet positions. For the three months ended April 30, 2011, we recognized gains of $6,239 on foreign exchange contracts and losses of $5,086 from the change in fair value of balance sheet positions. For the six months ended April 30, 2012, we recognized gains of $12 on foreign exchange contracts and losses of $139 from the change in fair value of balance sheet positions. For the six months ended April 30, 2011, we recognized losses of $4,551 on foreign exchange contracts and gains of $6,340 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

We had the following outstanding foreign currency forward contracts at April 30, 2012:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$3,379	$3,398	$84,784	$84,453
British pound	—	—	25,509	26,038
Japanese yen	4,677	4,761	10,715	10,882
Others	4,459	4,464	32,447	32,578

Total	$12,515	$12,623	$153,455	$153,951

The carrying amounts and fair values of financial instruments at April 30, 2012, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$57,537	$57,537
Notes payable	4	4
Long-term debt, including current maturities	342,144	344,766
Foreign exchange contracts (net)	388	388

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign exchange contracts are estimated using observable marker-based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation

13.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six-month periods ended April 30, 2012 were 30.5% and 30.7%, respectively. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

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

14.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business, including the environmental matter discussed below. After consultation with legal counsel, we do not expect that resolutions of these matters will result in a material effect on our financial condition, quarterly or annual results of operations or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2012 and October 31, 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $795. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

15.	Subsequent events. Effective June 4, 2012 we entered into a $250,000 unsecured credit facility with a U.S. bank. This facility has a 364-day term and contains events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios that are consistent with our existing revolving credit facility. There was no balance outstanding under this facility as of the filing date of this Form 10-Q.

On May 18, 2012, we entered into a definitive agreement to purchase 100% of the outstanding shares of EDI Holdings, Inc., a Chippewa Falls, Wisconsin provider of slot coating and flat polymer extrusion dies for plastic processors and web converters. The purchase price is $200,000, subject to adjustment as provided in the purchase agreement. On June 2, 2012, we entered into a definitive agreement to purchase 100% of the outstanding shares of Xaloy Superior Holdings, Inc., a New Castle, Pennsylvania manufacturer of melt delivery components for injection and extrusion machinery in the global plastic processing industry. The purchase price is $200,000, subject to adjustment as provided in the purchase agreement. These acquisitions will be financed with availability under our existing revolving credit facility and the new credit facility described above. Both transactions are expected to close during our third quarter pending customary closing conditions and regulatory reviews.

Nordson Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the three months ended April 30, 2012 were $315,193, a decrease of $3,731, or 1.2%, from sales of $318,924 for the comparable period of 2011. Sales volume increased 0.3%, and unfavorable effects of currency translations decreased sales by 1.5%. The sales volume increase consisted of 3.0% from acquisitions offset by a 2.7% decrease in organic volume. Sales decreases in our Adhesive Dispensing Systems and Industrial Coating Systems segments were partially offset by increases in our Advanced Technology Systems segment. Sales decreases in Europe, Japan, the Americas and Asia Pacific were partially offset by increases in the United States.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2012 were $154,698, a decrease of $4,734, or 3.0% from the comparable period of 2011. Sales volume decreased 0.9%, and unfavorable currency translation effects decreased sales by 2.1%. The sales volume decrease consisted of a decline in organic volume of 2.6%, partially offset by 1.7% added growth from an acquisition. Sales volume decreases in Europe and the United States were partially offset by increases in the Americas, Asia Pacific and Japan regions. The decrease in organic sales volume was primarily due to softness in some durable goods end markets and to the timing of customers’ buying patterns associated with some of our larger dollar nonwoven systems, partially offset by increases in consumer non-durable end markets.

Advanced Technology Systems segment sales for the three months ended April 30, 2012 were $114,998 compared to $112,603 in the comparable period of 2011, an increase of $2,395, or 2.1%. Volume increased 2.8%, and currency translation effects decreased sales by 0.7%. The sales volume increase consisted of 6.1% from an acquisition partially offset by a decline in organic volume of 3.3%. Within the segment, volume increases in the United States were partially offset by decreases in our other four regions. Advanced Technology Systems segment sales were impacted by softness in some non-dispense product lines, primarily test and inspection and surface treatment product lines, where demand was impacted by softness in printed circuit board end markets.

Effective November 1, 2011, the Industrial Coating Systems segment includes our fuel cell product line that had previously been reported in the Advanced Technology Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2012 were $45,497, a decrease of $1,392, or 3.0%, from sales of $46,889 for the three months ended April 30, 2011. Volume decreased 1.8%, and currency translation effects decreased sales by 1.2%. Sales volume increases in Europe were offset by decreases in our other four regions. Sales volume within this segment was negatively impacted by softness in some durable goods end markets and the timing of customer order patterns for some large engineered systems.

Nordson Corporation

On a geographic basis, sales in the United States increased 8.0% for the three months ended April 30, 2012 from the three months ended April 30, 2011. The change in sales volume consisted of 6.5% from acquisitions and 1.5% organic volume. Sales in the Americas region were down 0.9%, with volume increasing 2.4% and unfavorable currency effect reducing sales by 3.3%. The change in sales volume consisted of 2.1% from acquisitions and 0.3% organic volume. The European sales decrease of 6.8% consisted of a 1.9% volume decline and unfavorable currency effects of 4.9%. The decrease in sales volume consisted of 5.3% from organic volume partially offset by 3.4% from acquisitions. Sales in Japan for the three months ended April 30, 2012 decreased 0.5% from the comparable period of the prior year. The decrease consisted of a 1.8% decline in sales volume partially offset by favorable currency effects of 1.3%. The change in sales volume consisted of 0.2% from acquisitions offset by a decline in organic volume of 2.0%. Asia Pacific sales decreased 3.6%. Sales volume declined 4.1%, partially offset by favorable currency effects which added 0.5%. The change in sales volume consisted of 0.4% from acquisitions and negative 4.5% organic volume.

Worldwide sales for the six months ended April 30, 2012 were $591,029, an increase of $1,143, or 0.2%, from sales of $589,886 for the comparable period of 2011. Of the increase, 1.0% related to volume, which was offset by unfavorable currency effects of 0.8%. The sales volume increase consisted of 3.2% from acquisitions offset by a 2.2% decrease in organic volume. Sales increases in our Advanced Technology segment were partially offset by decreases in our Adhesive Dispensing Systems and Industrial Coating Systems segments. By geography, year-to-date sales increases in the United States, the Americas and Japan were partially offset by decreases in Europe and Asia Pacific.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2012 were $293,870, a decrease of $2,538, or 0.9% from the comparable period of 2011. Sales volume increased 0.2%, and unfavorable currency translation effects decreased sales by 1.1%. The sales volume increase was the result of 1.8% from an acquisition partially offset by a 1.6% decline in organic volume. Volume increases in Japan, the Americas and Asia Pacific were offset by decreases in the United States and Europe. Sales volume was negatively impacted by the timing of customers’ buying patterns associated with some of our larger dollar systems.

Advanced Technology Systems segment sales for the six months ended April 30, 2012 were $215,105 compared to $209,235 in the comparable period of 2011, an increase of $5,870, or 2.8%. Volume increased 3.2%, and currency translation effects decreased sales by 0.4%. The sales volume increase consisted of 6.5% from an acquisition partially offset by a decline in organic volume of 3.3%. Within the segment, volume increases in the United States and the Americas were partially offset by decreases in Europe, Japan and Asia Pacific. Advanced Technology Systems segment sales were impacted by softness in some non-dispense product lines.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2012 were $82,054, a decrease of $2,189, or 2.6%, from the six months ended April 30, 2011. Volume decreased 1.9%, and currency translation effects decreased sales by 0.7%. Sales volume decreases in Europe, Japan and Asia Pacific were partially offset by increases in the United States and the Americas. The sales decrease was driven by lower system orders in consumer durable markets.

On a geographic basis, sales in the United States increased 7.5% for the six months ended April 30, 2012 from the six months ended April 30, 2011. The change in sales volume consisted of 6.7% from acquisitions and 0.8% organic volume. Sales in the Americas region were up 0.2%, with volume increasing 3.6% offset by unfavorable currency effects of 3.4%. The change in sales volume consisted of 2.3% from acquisitions and 1.3% organic volume. The European sales decrease of 5.5% consisted of 2.1% volume and 3.4% from unfavorable currency effects. The decrease in sales volume consisted of 5.7% from organic volume partially offset by 3.6% from acquisitions. Sales in Japan for the six months ended April 30, 2012 increased 8.7% from the comparable period of the prior year. The increase consisted of volume of 4.8% and favorable currency effects of 3.9%. The change in sales volume consisted of 0.2% from acquisitions and 4.6% organic volume. Asia Pacific sales decreased 3.2%, with volume decreasing 3.8% partially offset by favorable currency effects of 0.6%. The change in sales volume consisted of 0.4% from acquisitions and negative 4.2% organic volume.

Nordson Corporation

Operating Profit

Cost of sales, including those costs classified as restructuring, for the three months ended April 30, 2012 were $125,537, up from $121,172 in 2011. Cost of sales, including those costs classified as restructuring, for the six months ended April 30, 2012 were $232,027, up from $225,963 in 2011. The gross margin percentage was 60.2% for the three months ended April 30, 2012, as compared to 62.0% for the comparable period of 2011 and was 60.7% for the six months ended April 30, 2012, as compared to 61.7% for the comparable period of 2011. Cost of goods sold – restructuring of $2,040 in 2012 were costs associated with the transfer of production and start-up activities related to our United States Adhesive Dispensing Systems plant consolidation initiative that resulted in decreases in the gross margin percentage of 0.6% and 0.3% for the three and six months ended April 30, 2012, respectively. Other decreases in gross margin percentages in 2012 were primarily due to systems/parts mix for certain product lines in the Adhesive Dispensing Systems and Industrial Coating Systems segments. The year-to-date gross margin percentage in 2012 was negatively impacted by increased charges for short-term inventory purchase accounting valuation adjustments.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2012 were $111,063, compared to $105,324 for the comparable period of 2011. This represented an increase of $5,739 or 5.4%. Selling and administrative expenses for the six months ended April 30, 2012 were $223,111, compared to $205,971 for the comparable period of 2011. This represented an increase of $17,140, or 8.3%. The increases were largely due to higher compensation expenses and the first year effect of 2011 acquisitions. Selling and administrative expenses for the three and six months ended April 30, 2011 included impairment charges of $1,322 related to the write-down of two of our facilities in Georgia related to a decision to consolidate operations and reduce the number of facilities there.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2012 as a percent of sales increased to 35.2% from 33.0% for the comparable period of 2011. For the six months ended April 30, 2012, these expenses as a percent of sales increased to 37.7% from 34.9% for the comparable period of 2011. The increases were primarily the result of selling and administrative expenses increasing at a higher rate than sales.

In connection with the Adhesive Dispensing System initiative described above, and a 2012 Industrial Coating Systems initiative, severance and restructuring costs of $1,736 and $2,547 were recorded in the three and six months, respectively, ended April 30, 2012. Approximately $120 of expenses related to these initiatives is expected to be incurred during the third quarter of 2012.

Operating profit as a percentage of sales was 24.4% for the three months ended April 30, 2012, down from 29.0% for the comparable period of 2011. Operating profit as a percentage of sales was 22.6% for the six months ended April 30, 2012, down from 26.8% for the comparable period of 2011. The decreases were primarily due to selling and administrative expenses increasing at a higher rate than sales and to severance and restructuring costs in the current year.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment decreased to 33.3% for the three months ended April 30, 2012 from 37.4% in 2011 and to 33.6% for the six months ended April 30, 2012 from 35.7% for the comparable period of 2011. Operating profit for the three and six months ended April 30, 2012 included $3,215 and $4,026 of severance and restructuring costs. Operating profit for the three and six months ended April 30, 2011 included impairment losses of $1,322 on two facilities that were written down to fair value.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended April 30, 2012 was 24.9% compared to 29.8% for the three months ended April 30, 2011. For the six months ended April 30, 2012 operating profit as a percent of sales was 20.8%, down from 27.2% last year. The decreases were due to selling and administrative expenses increasing at a higher rate than sales. Operating margin for the six months ended April 30, 2012 was negatively impacted by higher charges related to short-term purchase accounting valuation adjustments and expenses associated with the termination of a pension plan.

Nordson Corporation

Operating profit for the Industrial Coating Systems segment was 11.8% of sales for the three months ended April 30, 2012, compared to 16.3% for the three months ended April 30, 2011. For the six months ended April 30, 2012, operating profit was 7.9% of sales, compared 12.7% in the same period of 2011. The decreases were due to selling and administrative expenses increasing at a higher rate than sales.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2012 was $2,161, up 61.5% from $1,338 for the three months ended April 30, 2011. Interest expense for the six months ended April 30, 2012 was $4,129, up 51.1% from $2,733 for the six months ended April 30, 2011. The increases were due to higher borrowing levels resulting primarily from an acquisition in the fourth quarter of 2011.

Other income was $137 for the three months ended April 30, 2012, and $1,791 in the comparable period of the prior year. Included in those amounts were foreign exchange losses of $302 in 2012 and foreign exchange gains of $1,153 in 2011. Other income for the six months ended April 30, 2012 was $1,129, compared to $2,727 for the six months ended April 30, 2011. Included in those amounts were foreign exchange losses of $127 in 2012 and foreign exchange gains of $1,789 in 2011.

Income Taxes

The effective tax rates for the three and six-month periods ending April 30, 2012 were 30.5% and 30.7%, compared to 29.8% and 29.7% for the comparable periods ending April 30, 2011.

During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

In December 2010, Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, we recorded an additional tax benefit related to 2010 of $200 in the three months ended April 30, 2011, and $1,242 in the three months ended January 31, 2011. Additionally, in the three month period end April 30, 2011 we recorded a $549 tax benefit related to prior years for deductions associated with the Company’s Employee Stock Ownership Plan.

Net Income

Net income for the three months ended April 30, 2012 was $52,111, or $0.80 per share on a diluted basis, compared to $65,242, or $0.95 per share on a diluted basis in the same period of 2011. This represents a 20.1% decrease in net income and a 15.8% decrease in earnings per share. For the six months ended April 30, 2012, net income was $90,449, or $1.38 per share on a diluted basis, compared to $111,139, or $1.61 per share for the six months ended April 30, 2011. This represents an 18.6% decrease in net income and a 14.3% decrease in earnings per share. The percentage decrease in earnings per share is less than the percentage decrease in net income due to a lower number of shares outstanding in the current year.

Foreign Currency Effects

In the aggregate, average exchange rates for 2012 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during 2011. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2012 were translated at exchange rates in effect during the same period of 2011, sales would have been approximately $4,800 higher while third-party costs and expenses would have been approximately $2,900 higher. If transactions for the six months ended April 30, 2012 were translated at exchange rates in effect during the same period of 2011, sales would have been approximately $4,800 higher and third party costs would have been approximately $2,700 higher.

Nordson Corporation

Financial Condition

During the six months ended April 30, 2012, cash and cash equivalents increased $20,129. Cash provided by operations during this period was $98,969, compared to $112,062 for the six months ended April 30, 2011. Cash of $113,570 was generated from net income adjusted for non-cash income and expenses as compared to $131,387 last year. The decrease was primarily due to lower net income. Changes in operating assets and liabilities used $14,601 of cash in the current year, compared to $19,325 in 2011.

Cash used in investing activities was $11,713 for the six months ended April 30, 2012, compared to $24,327 in the comparable period of the prior year. Current year capital expenditures were $14,370, up from $10,714 from 2011. Significant expenditures in the current year include the previously announced expansion of our Duluth, Georgia facility and production equipment for our new facility in Swainsboro, Georgia. Cash of $2,213 was received in the six months ended April 30, 2012 related to the sale of UV Curing graphic arts and lamps product lines that occurred in June 2010. In the six months ended April 30, 2011, cash of $21,296 was used for the acquisition of Micromedics, Inc., and cash proceeds of $7,552 were received from the maturity of bank certificates of deposit that had been classified as short-term marketable securities.

Cash used in financing activities was $66,143 for the six months ended April 30, 2012, compared to $65,056 for the six months ended April 30, 2011. In the current year, cash proceeds of $22,992 were generated from net short-term and long-term borrowings. Cash of $2,852 was also provided by the issuance of common stock related to stock option exercises. These amounts were offset by $74,352 used for the repurchase of common shares and $16,191 for dividend payments.

The following is a summary of significant changes in balance sheet captions from the end of 2011 to April 30, 2012. Receivables decreased $5,126 due to lower sales in the second quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $13,022 due to the higher level of business activity expected in the third quarter of 2012. Property, plant and equipment – net increased $10,727 primarily due to our previously announced expansion of our Duluth, Georgia facility and production equipment and a capital lease asset related to a new leased facility in Swainsboro, Georgia. The increase of $6,038 in income taxes payable was primarily due to the timing of required tax payments. The $21,722 decrease in accrued liabilities is primarily due to payments of annual incentive compensation in the first quarter and a donation to the Nordson Corporation Foundation. The increase of $7,285 in customer advanced payments can be traced to a higher level of engineered system orders that require partial payment in advance. Current maturities of long-term debt increased and long-term debt decreased as a result of the reclassification from long-term to current of our $50,000 Prudential Senior note due in February 2013. The long-term debt decrease of $26,979 reflects the reclassification mentioned above, partially offset by increased borrowing to support our share repurchase program. The increase of $4,256 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes and Micromedics purchase accounting adjustments. The $4,860 increase in other long-term liabilities is largely due to a capital lease obligation related to our new Swainsboro, Georgia facility.

In September 2011, the board of directors approved a program that allowed for the repurchase of up to $100,000 of common shares. This program was completed in April 2012, and the board of directors approved an additional repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. During 2012, we repurchased 1,589 shares within these programs for a total amount of $73,529, using working capital and proceeds from borrowings under our credit facilities.

On December 9, 2011 we entered into a $500,000 unsecured multicurrency credit facility with a group of banks. This facility has a five-year term and includes a $40,000 subfacility for swing-line loans. It may be increased from $500,000 to $750,000 under certain conditions. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. It replaced our existing revolving loan agreement that was scheduled to expire in 2012. Balances outstanding under the prior facility were transferred to the new facility. At April 30, 2012, $215,275 was outstanding under this facility, compared to $192,200 outstanding at October 31, 2011 under the prior facility. We were in compliance with all debt covenants at April 30, 2012, and the amount we could borrow under the facility would not have been limited by any debt covenants.

Nordson Corporation

In 2008, we entered into a $50,000 Senior Note Purchase Agreement with Prudential Investment Management, Inc. The Note bears interest at a rate of 4.98 percent, matures on February 22, 2013 and is unsecured. The Agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at April 30, 2012.

On June 30, 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At April 30, 2012 and October 31, 2011, $75,000 was outstanding under this facility at a fixed rate of 2.21 percent per annum. We were in compliance with all covenants at April 30, 2012, and the amount we could borrow would not have been limited by any debt covenants.

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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2011. There were no material changes in these policies during the three months ended April 30, 2012.

Outlook

Current order rates are encouraging and exceed the levels of 2011 and the first half of 2012. However, global economic uncertainty remains, primarily within Europe. In addition, the availability of credit remains an issue for some of our smaller customers.

We will continue to look for strategic acquisition opportunities. We will also continue to develop new applications and markets for our technologies and move forward with additional lean and other operational initiatives to enhance our financial performance.

For the third quarter of 2012, sales are expected to increase 8% to 12% compared to the same period a year ago, including an estimated 4% unfavorable effect associated with currency translation. Diluted earnings per share are expected in the range of $0.96 to $1.04.

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

Nordson Corporation

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2012. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2012 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2012 and October 31, 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $795. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Information regarding our risk factors was disclosed in our 10-K for the year ended October 31, 2011. The information disclosed has not changed materially in the interim period since then.

Nordson Corporation

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2012:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs
February 1, 2012 to February 29, 2012	194	$48.70	194	15,258
March 1, 2012 to March 31, 2012	124	$54.42	124	8,496
April 1, 2012 to April 30, 2012	209	$53.15	209	97,376

Total	527		527

(1)	In September 2011, the board of directors approved a stock repurchase program of up to $100,000. This program was completed in April 2012, and the board of directors approved an additional repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using working capital and proceeds from borrowings under our credit facilities.

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

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended April 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2012 and April 30, 2011, (ii) the Condensed Consolidated Balance Sheets at April 30, 2012 and October 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and April 30, 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2012	Nordson Corporation

	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)