Form 10-Q
period 2012-07-31
NORDSON CORP
filed 2012-09-05
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of July 31, 2012: 64,103,778

Nordson Corporation

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
(In thousands, except for per share data)
Sales	$379,872	$312,255	$970,901	$902,141
Operating costs and expenses:
Cost of sales	156,658	124,205	386,645	350,168
Cost of sales—restructuring	—	—	2,040	—
Selling and administrative expenses	124,555	109,330	347,666	315,301
Severance and restructuring	121	64	2,668	64

	281,334	233,599	739,019	665,533

Operating profit	98,538	78,656	231,882	236,608
Other income (expense):
Interest expense	(2,796)	(827)	(6,925)	(3,560)
Interest and investment income	109	190	375	430
Other—net	(716)	169	413	2,896

	(3,403)	(468)	(6,137)	(234)

Income before income taxes	95,135	78,188	225,745	236,374

Income taxes	28,441	21,638	68,602	68,685

Net income	$66,694	$56,550	$157,143	$167,689

Average common shares	64,029	67,945	64,507	67,998

Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	696	836	670	864

Average common shares and common share equivalents	64,725	68,781	65,177	68,862

Basic earnings per share	$1.04	$0.83	$2.44	$2.47

Diluted earnings per share	$1.03	$0.82	$2.41	$2.44

Dividends declared per share	$0.125	$0.105	$0.375	$0.315

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2012	October 31, 2011
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,639	$37,408
Receivables	301,369	254,310
Inventories	179,139	141,912
Deferred income taxes	37,311	35,693
Prepaid expenses	10,792	7,634

Total current assets	582,250	476,957

Property, plant and equipment—net	174,109	130,883
Goodwill	784,991	547,826
Intangible assets—net	224,139	120,699
Other assets	26,713	28,085

	$1,792,202	$1,304,450

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$50,003	$33
Accounts payable	57,610	46,381
Income taxes payable	26,193	15,283
Accrued liabilities	110,588	101,294
Customer advanced payments	29,989	9,375
Current maturities of long-term debt	55,664	5,664
Current obligations under capital leases	4,414	4,131

Total current liabilities	334,461	182,161

Long-term debt	587,977	313,459
Deferred income taxes	27,046	17,415
Pension obligations	119,070	123,058
Postretirement obligations	73,927	71,943
Other liabilities	34,787	25,091

Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	280,178	272,928
Retained earnings	1,123,175	990,221
Accumulated other comprehensive loss	(94,487)	(80,012)
Common shares in treasury, at cost	(706,185)	(624,067)

Total shareholders’ equity	614,934	571,323

	$1,792,202	$1,304,450

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2012	July 31, 2011
(In thousands)
Cash flows from operating activities:
Net income	$157,143	$167,689
Depreciation and amortization	25,519	20,805
Non-cash stock compensation	7,675	6,770
Deferred income tax expense	3,512	1,024
Other non-cash expense	1,231	1,763
Loss on sale of property, plant and equipment	365	227
Tax benefit from the exercise of stock options	(1,248)	(7,150)
Changes in operating assets and liabilities	(16,622)	(10,836)

Net cash provided by operating activities	177,575	180,292
Cash flows from investing activities:
Additions to property, plant and equipment	(21,550)	(14,306)
Proceeds from sale of property, plant and equipment	1,229	130
Proceeds from sale of product lines	2,213	—
Purchase of businesses, net of cash acquired	(405,202)	(34,627)
Proceeds from sale of marketable securities	—	7,552

Net cash used in investing activities	(423,310)	(41,251)
Cash flows from financing activities:
Proceeds from short-term borrowings	250,000	—
Repayment of short-term borrowings	(200,031)	(1,827)
Proceeds from long-term debt	372,975	49,500
Repayment of long-term debt	(48,456)	(107,810)
Repayment of capital lease obligations	(3,634)	(3,522)
Issuance of common shares	3,191	9,620
Purchase of treasury shares	(86,982)	(46,342)
Tax benefit from the exercise of stock options	1,248	7,150
Dividends paid	(24,189)	(21,442)

Net cash provided by (used in) financing activities	264,122	(114,673)
Effect of exchange rate changes on cash	(2,156)	2,360

Increase in cash and cash equivalents	16,231	26,728
Cash and cash equivalents:
Beginning of year	37,408	42,329

End of quarter	$53,639	$69,057

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2012

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

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2011.

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

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended July 31, 2012, and the three and nine months ended July 31, 2011, no options for common shares were excluded from the calculation of diluted earnings per share. For the nine months ended July 31, 2012, the number of options excluded from the calculation of diluted earnings per share was 100.

Nordson Corporation

2.	Recently issued accounting standards. In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that provides requirements for pro forma revenue and earnings disclosures related to business combinations. This guidance requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. We adopted this standard on November 1, 2011, and required disclosures are included in Note 14.

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

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) that amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for us beginning in 2013 and is not expected to impact our consolidated financial statements, as it only results in a change in the format of presentation.

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

3.	Inventories. At July 31, 2012 and October 31, 2011, inventories consisted of the following:

	July 31, 2012	October 31, 2011
Finished goods	$106,375	$98,879
Work-in-process	30,050	13,971
Raw materials and finished parts	68,523	51,891

	204,948	164,741
Obsolescence and other reserves	(19,161)	(16,050)
LIFO reserve	(6,648)	(6,779)

	$179,139	$141,912

Nordson Corporation

4.	Goodwill and intangible assets. Changes in the carrying amount of goodwill for the nine months ended July 31, 2012 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2011	$41,962	$505,864	$—	$547,826
Acquisitions/Adjustments	239,921	(96)	—	239,825
Currency effect	(1,604)	(1,056)	—	(2,660)

Balance at July 31, 2012	$280,279	$504,712	$—	$784,991

On June 14, 2012, we acquired EDI Holdings, Inc. resulting in goodwill of $126,601, and on June 21, 2012, we acquired Xaloy Superior Holdings, Inc. resulting in goodwill of $113,320.

Accumulated impairment losses were $232,789 at July 31, 2012 and October 31, 2011. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$120,263	$15,354	$104,909
Patent/technology costs	67,561	14,139	53,422
Trade name	63,556	2,644	60,912
Non-compete agreements	8,679	4,283	4,396
Other	1,434	934	500

Total	$261,493	$37,354	$224,139

	October 31, 2011
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$78,324	$11,843	$66,481
Patent/technology costs	43,235	11,571	31,664
Trade name	22,143	1,530	20,613
Non-compete agreements	5,042	3,727	1,315
Other	1,437	811	626

Total	$150,181	$29,482	$120,699

Amortization expense for the three months ended July 31, 2012 and July 31, 2011 was $3,506 and $1,652, respectively. Amortization expense for the nine months ended July 31, 2012 and July 31, 2011 was $8,850 and $5,699, respectively.

Nordson Corporation

5.	Comprehensive income. Comprehensive income for the three months and nine months ended July 31, 2012 and 2011 is follows:

	Three Months Ended		Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Net income	$66,694	$56,550	$157,143	$167,689
Foreign currency translation adjustments	(14,451)	(2,053)	(21,513)	12,792
Amortization of prior service cost and net actuarial losses	2,153	1,527	7,038	4,498

Comprehensive income	$54,396	$56,024	$142,668	$184,979

Accumulated other comprehensive loss at July 31, 2012 consisted of pension and postretirement benefit plan adjustments of $110,014 offset by $15,527 of net foreign currency translation adjustment credits. Accumulated other comprehensive loss at July 31, 2011 consisted of pension and postretirement benefit plan adjustments of $98,286 offset by $49,270 of net foreign currency translation adjustment credits.

Changes in accumulated other comprehensive loss for the nine months ended July 31, 2012 and 2011 are as follows:

	July 31, 2012	July 31, 2011
Beginning balance	$(80,012)	$(66,306)
Current-period change	(14,475)	17,290

Ending balance	$(94,487)	$(49,016)

6.	Stock-based compensation. The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5% of the number of common shares outstanding as of the first day of each fiscal year.

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

We recognized compensation expense related to stock options of $966 and $733 in the three months ended July 31, 2012 and 2011, respectively. Amounts for the nine months ended July 31, 2012 and 2011 were $2,837 and $2,163, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the nine months ended July 31, 2012:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2011	1,851	$24.22
Granted	299	$43.73
Exercised	(167)	$19.14
Forfeited or expired	(18)	$28.43

Outstanding at July 31, 2012	1,965	$27.58	$46,541	6.2 years

Vested or expected to vest at July 31, 2012	1,910	$27.31	$45,745	6.1 years

Exercisable at July 31, 2012	1,091	$21.78	$32,180	4.7 years

At July 31, 2012, there was $8,962 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2012	July 31, 2011
Expected volatility	45.4%-46.9%	43.1%-45.1%
Expected dividend yield	1.20%	1.28%
Risk-free interest rate	1.03%-1.23%	1.89%-2.25%
Expected life of the option (in years)	5.4-6.1	5.4-6.3

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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2012 and 2011 was $17.03 and $16.80, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2012 and 2011 was $786 and $831, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2012 and 2011 was $5,463 and $22,988, respectively.

Cash received from the exercise of stock options was $3,191 and $9,620 for the nine months ended July 31, 2012 and 2011, respectively. The tax benefit realized from tax deductions from exercises was $1,248 and $7,150 for the nine months ended July 31, 2012 and 2011, respectively.

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

The following table summarizes activity related to nonvested shares during the nine months ended July 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at October 31, 2011	81	$34.95
Granted	47	$43.94
Vested	(28)	$33.50
Forfeited	(3)	$43.56

Nonvested shares at July 31, 2012	97	$39.51

As of July 31, 2012, there was $2,295 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.7 years.

The amount charged to expense related to nonvested stock was $424 and $309 in the three months ended July 31, 2012 and 2011, respectively. For the nine months ended July 31, 2012 and 2011, the amounts were $1,311 and $924, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2011	243	$17.51
Deferrals	2	$50.67
Restricted stock units vested	11	$28.47
Dividend equivalents	2	$48.88
Distributions	(44)	$15.87

Outstanding at July 31, 2012	214	$18.97

Nordson Corporation

The amount charged to expense related to this plan was $68 and $52 for the three months ended July 31, 2012 and 2011, respectively. For the nine months ended July 31, 2012 and 2011, the amounts were $193 and $209, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the market price of common shares at the grant date, adjusted for dividends not to be paid. This value was $42.12 per share for both the executive officers and the selected other key employees for 2012 and $42.02 per share for both the executive officers and the selected other key employees for 2011. The per share values for 2010 were $26.10 and $29.52 for the executive officers group and $26.10 for the selected other key employees. The amount charged to expense for the three months ended July 31, 2012 and 2011 was $1,175 and $899, respectively. For the nine months ended July 31, 2012 and 2011, the amounts were $3,065 and $3,218, respectively. The cumulative amount recorded in shareholders’ equity at July 31, 2012 was $7,538.

7.	Warranty accrual. We offer warranty to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2012 and 2011:

	July 31, 2012	July 31, 2011
Beginning balance	$6,723	$5,242
Accruals for warranties	4,397	4,937
Warranty assumed from acquisitions	1,605	—
Warranty payments	(4,630)	(4,121)
Currency effect	(254)	139

Ending balance	$7,841	$6,197

8.	Operating segments. We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. Effective November 1, 2011, the Industrial Coating Systems segment includes our fuel cell product line that had previously been reported in the Advanced Technology Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Nordson Corporation

The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excluded 2011 expense related to the withdrawal from a multiemployer employee pension fund in Japan. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2011.

The following table presents sales and operating profits of our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems		Corporate		Total
Three months ended July 31, 2012
Net external sales	$175,175		$153,073	$51,624		$—		$379,872
Operating profit (loss)	52,266	(a)	49,867	7,082	(b)	(10,677)		98,538

Three months ended July 31, 2011
Net external sales	$153,071		$111,609	$47,575		$—		$312,255
Operating profit (loss)	51,385		30,976	8,325		(12,030	)(c)	78,656

Nine months ended July 31, 2012
Net external sales	$469,045		$368,178	$133,678		$—		$970,901
Operating profit (loss)	151,011	(a)	94,550	13,582	(b)	(27,261)		231,882

Nine months ended July 31, 2011
Net external sales	$449,479		$320,844	$131,818		$—		$902,141
Operating profit (loss)	157,230	(d)	87,815	19,036		(27,473	)(c)	236,608

(a)	Includes a credit of $8 for severance and restructuring costs in the three months ended July, 31, 2012. Includes $4,018 of cost of goods sold – restructuring and severance and restructuring costs in the nine months ended July 31, 2012.
(b)	Includes $129 and $690 of severance and restructuring costs in the three and nine months ended July 31, 2012, respectively.
(c)	Includes $3,136 of expense related to the withdrawal from a multiemployer pension fund in Japan.
(d)	Includes $1,322 of impairment charges related to write down of assets to fair value in the nine months ended July 31, 2011.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Total profit for reportable segments	$98,538	$78,656	$231,882	$236,608
Interest expense	(2,796)	(827)	(6,925)	(3,560)
Interest and investment income	109	190	375	430
Other-net	(716)	169	413	2,896

Income before income taxes	$95,135	$78,188	$225,745	$236,374

We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
United States	$100,974	$77,883	$261,823	$227,456
Americas	28,041	26,510	74,167	72,528
Europe	95,259	97,620	273,272	285,927
Japan	30,619	26,663	90,658	81,895
Asia Pacific	124,979	83,579	270,981	234,335

Total net sales	$379,872	$312,255	$970,901	$902,141

9.	Pension and other postretirement plans. The components of net periodic pension cost were:

	U.S.		International
Three months ended	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Service cost	$2,095	$1,509	$372	$545
Interest cost	3,148	3,017	738	760
Expected return on plan assets	(3,683)	(3,882)	(381)	(373)
Amortization of prior service (credit) cost	(76)	171	(25)	2
Amortization of net actuarial loss	3,504	1,915	139	219

Total benefit cost	$4,988	$2,730	$843	$1,153

	U.S.		International
Nine months ended	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Service cost	$5,578	$4,553	$1,127	$1,600
Interest cost	9,013	8,949	2,255	2,237
Expected return on plan assets	(11,082)	(11,595)	(1,157)	(1,104)
Amortization of prior service (credit) cost	257	500	(73)	4
Amortization of net actuarial loss	8,756	5,584	422	643
Settlement loss	682	—	—	—

Total benefit cost	$13,204	$7,991	$2,574	$3,380

During the nine months ended July 31, 2012, net periodic pension cost included a settlement loss of $682 as a result of the termination of a U.S. pension plan.

Nordson Corporation

The components of other postretirement benefit cost were:

	U.S.		International
Three months ended	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Service cost	$159	$281	$7	$7
Interest cost	425	733	11	11
Amortization of prior service credit	(146)	(287)	—	—
Amortization of net actuarial loss	2	401	(4)	(2)

Total benefit cost	$440	$1,128	$14	$16

	U.S.		International
Nine months ended	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Service cost	$887	$842	$21	$23
Interest cost	2,069	2,199	31	31
Amortization of prior service credit	(438)	(860)	—	—
Amortization of net actuarial loss	1,342	1,204	(11)	(6)

Total benefit cost	$3,860	$3,385	$41	$48

10.	Severance and restructuring costs. In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involves the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, were transferred. Severance costs and other termination fees associated with this action are estimated to be $2,485. Of the total expense amount, a credit to expense of $19 was recorded in the three months ended July 31, 2012, $257 of expense was recorded in the three months ended April 30, 2012, $687 of expense was recorded in the three months ended January 31, 2012, and $1,557 of expense was recorded in 2011. Payments of $2,224 were made in the nine months ended July 31, 2012. In addition, $2,916 of expenses related to production inefficiencies and moving costs were incurred in the nine months ended July 31, 2012. Of this amount, $2,040 was recorded in cost of sales, and $876 was recorded in severance and restructuring costs.

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was launched in 2011 that resulted in severance costs of $209. Of that amount, $11 was recorded in the three months ended July 31, 2012, $42 was recorded in the three months ended April 30, 2012, $124 was recorded in the three months ended January 31, 2012, and $32 was recorded in 2011. Payments of $206 were made in the nine months ended July 31, 2012.

In order to optimize Industrial Coating Systems operations in Ohio, a restructuring initiative was undertaken in 2012 that resulted in $690 of severance costs. Of that amount, $129 was recorded in the three months ended July 31, 2012, and $561 was recorded in the three months ended April 30, 2012. Payments of $690 were made in the nine months ended July 31, 2012.

Nordson Corporation

11.	Fair value measurements. The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our financial assets and liabilities measured at fair value on a recurring basis at July 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,378	$—	$13,378	$—
Forward exchange contracts (b)	769	—	769	—

Total assets at fair value	$14,147	$—	$14,147	$—

Liabilities:
Deferred compensation plans (c)	$5,804	$5,804	$—	$—
Forward exchange contracts (b)	3,845	—	3,845	—

Total liabilities at fair value	$9,649	$5,804	$3,845	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Nordson Corporation

12.	Financial instruments. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments.

Gains and losses on foreign exchange contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended July 31, 2012, we recognized losses of $3,464 on foreign exchange contracts and gains of $2,796 from the change in fair value of balance sheet positions. For the three months ended July 31, 2011, we recognized losses of $3,532 on foreign exchange contracts and gains of $3,640 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2012, we recognized losses of $3,452 on foreign exchange contracts and gains of $2,657 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2011, we recognized losses of $8,083 on foreign exchange contracts and gains of $9,980 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

We had the following outstanding foreign currency forward contracts at July 31, 2012:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$2,862	$2,830	$88,257	$84,737
British pound	—	—	27,832	27,757
Japanese yen	6,829	6,861	13,278	13,342
Others	4,851	4,911	32,855	33,370

Total	$14,542	$14,602	$162,222	$159,206

The carrying amounts and fair values of financial instruments at July 31, 2012, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$53,639	$53,639
Notes payable	50,003	50,003
Long-term debt, including current maturities	643,641	645,392
Foreign exchange contracts (net)	(3,076)	(3,076)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign exchange contracts are estimated using observable marker-based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation

13.	Income taxes. We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine-month periods ended July 31, 2012 were 29.9% and 30.4%, respectively.

During the three months ending July 31, 2012, we recorded a favorable adjustment related to our 2011 tax provision that reduced income taxes by $400; additionally, we recorded a tax benefit of $175 related to an adjustment of deferred taxes resulting from a tax rate reduction in the United Kingdom. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

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

14.	Acquisitions. On June 14, 2012, we acquired 100% of the outstanding shares of EDI Holdings, Inc. (“EDI”), a provider of slot coating and flat polymer extrusion dies for plastic processors and web converters headquartered in Chippewa Falls, Wisconsin. EDI is being reported in our Adhesive Dispensing Systems segment.

On June 21, 2012, we acquired 100% of the outstanding shares of Xaloy Superior Holdings, Inc. (“Xaloy”), a manufacturer of melt delivery components for injection and extrusion machinery in the global plastic processing industry headquartered in New Castle, Pennsylvania. Xaloy is being reported in our Adhesive Dispensing Systems segment.

Financing for these acquisitions consisted of $250,000 from a 364-day bridge loan facility with PNC and the balance from our existing revolving loan facility. Subsequently, we repaid $200,000 of the bridge loan with proceeds from private placement notes having maturities between July 2017 and July 2025.

These acquisitions were not individually material, but in the aggregate they must be disclosed pursuant to the business combinations guidance. On an aggregate basis, net sales and net income included in our consolidated statement of income attributable to these acquisitions since their respective acquisition dates were approximately $22,088 and $848, respectively. The table below shows a preliminary allocation of the combined purchase price. A final determination of the purchase price allocation will be made based upon the completion of independent appraisals of the fair value of related long-lived tangible and intangible assets and the determination of the fair value of certain other acquired assets and liabilities.

Fair values:
Current assets	$62,997
Non-current assets	50,231
Goodwill	239,921
Intangible assets subject to amortization	114,046
Current liabilities	(28,475)
Non-current liabilities	(25,491)

413,229
Less cash acquired	(8,027)

Purchase price	$405,202

Nordson Corporation

The intangible assets consist of customer lists of $43,800, which are being amortized over 8.5 years; technology assets of $24,900, which are being amortized over 15 years; tradenames of $41,500, which are being amortized over 15 years; and non-compete agreements of $3,846, which are being amortized over one to two years. None of the goodwill associated with these acquisitions is tax deductible; however, there is $11,000 of tax basis goodwill related to previous acquisitions that is tax deductible.

The following unaudited pro forma financial information for 2012 and 2011 assumes the acquisitions above occurred as of the beginning of 2011, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been affected on the date indicated, nor are they necessarily indicative of our future results of operations.

Nine months ended July 31	2012	2011
Sales	$1,083,694	$1,034,839
Net income	$162,411	$169,689
Basic earnings per share	$2.52	$2.50
Diluted earnings per share	$2.49	$2.46

Proforma results for 2011 were adjusted to include $1,824 of acquisition-related expenses, $3,222 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory and $9,169 of amortization expenses related to EDI and Xaloy intangible assets. Proforma results for 2012 were adjusted to exclude $1,824 of acquisition-related expenses and $1,660 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. Proforma results for 2012 include $8,085 of amortization expense related to EDI and Xaloy intangible assets.

15.	Contingencies. We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business, including the environmental matter discussed below. After consultation with legal counsel, we do not expect that resolutions of these matters will result in a material effect on our financial condition, quarterly or annual results of operations or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2012 and October 31, 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $795. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

16.	Subsequent events. On August 1, 2012 we acquired Plymouth, Michigan based Sealant Equipment & Engineering, Inc., a leader in the engineering and manufacturing of meter, mix and dispense equipment and valves that apply 1-part, 2-part and 3-part adhesive, sealant and lubricating materials.

Nordson Corporation

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the three months ended July 31, 2012 were $379,872, an increase $67,617, or 21.7%, from sales of $312,255 for the comparable period of 2011. Sales volume increased 26.1%, and unfavorable effects of currency translations decreased sales by 4.4%. The sales volume increase consisted of organic growth of 15.9% and 10.2% from acquisitions. Sales volume increased in all three business segments and all five geographic regions in which we operate.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2012 were $175,175, an increase of $22,104, or 14.4%, from the comparable period of 2011. Sales volume increased 20.9%, and unfavorable currency translation effects decreased sales by 6.5%. The sales volume increase consisted of 16.5% from acquisitions and in 4.4% organic volume growth. Sales volume increased in all regions, primarily due to acquisitions and growth in consumer non-durable end markets.

Advanced Technology Systems segment sales for the three months ended July 31, 2012 were $153,073 compared to $111,609 in the comparable period of 2011, an increase of $41,464, or 37.2%. Sales volume increased 39.3%, and currency translation effects decreased sales by 2.1%. The sales volume increase consisted of organic growth of 33.6% and 5.7% from an acquisition. Within the segment, volume increases were strongest in Asia Pacific, the United States and Japan. Volume increases were driven by strong broad-based demand for dispensing, and test and inspection equipment in electronics end markets, especially for mobile device applications.

Effective November 1, 2011, the Industrial Coating Systems segment includes our fuel cell product line that had previously been reported in the Advanced Technology Systems segment. This reclassification more closely reflects the change in management of this product line and its related growth opportunities. Prior year results have been reclassified to reflect the segment change.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2012 were $51,624, an increase of $4,049, or 8.5%, from sales of $47,575 for the three months ended July 31, 2011. Volume increased 11.8%, and currency translation effects decreased sales by 3.3%. The sales volume increase was driven by durable goods manufacturers’ demand for our coating and cold material system solutions primarily in the United States and Japan.

On a geographic basis, sales in the United States increased 29.6% for the three months ended July 31, 2012 from the three months ended July 31, 2011. The increase consisted of 18.9% from acquisitions and 10.7% organic volume. Sales in the Americas region were up 5.8%, with volume increasing 13.6% and unfavorable currency effect reducing sales by 7.8%. The change in sales volume consisted of 8.7% from acquisitions and 4.9% organic volume. The European sales decrease of 2.4% consisted of an 8.8% volume increase offset by unfavorable currency effects of 11.2%. The increase in sales volume consisted of 0.4% from organic volume and 8.4% from acquisitions. Sales in Japan for the three months ended July 31, 2012 increased 14.8% from the comparable period of the prior year. The increase consisted of a 14.1% in sales volume and favorable currency effects of 0.7%. The change in sales volume consisted of 6.3% from acquisitions and organic volume of 7.8%. Asia Pacific sales increased 49.5%. Sales volume increased 50.8%, partially offset by unfavorable currency effects of 1.3%. The change in sales volume consisted of 5.6% from acquisitions and 45.2% organic volume.

Nordson Corporation

Worldwide sales for the nine months ended July 31, 2012 were $970,901, an increase of $68,760, or 7.6%, from sales of $902,141 for the comparable period of 2011. Sales volume increased 9.7%, offset by unfavorable currency effects of 2.1%. The sales volume increase consisted of 5.6% from acquisitions and a 4.1% increase in organic volume. Sales volume increased in all three business segments and all five geographic regions in which we operate.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2012 were $469,045, an increase of $19,566, or 4.4% from the comparable period of 2011. Sales volume increased 7.4%, and unfavorable currency translation effects decreased sales by 3.0%. The sales volume increase was the result of 6.9% from acquisitions and 0.5% from organic volume. Sales volume increased in all geographic regions.

Advanced Technology Systems segment sales for the nine months ended July 31, 2012 were $368,178 compared to $320,844 in the comparable period of 2011, an increase of $47,334, or 14.8%. Sales volume increased 15.8%, and currency translation effects decreased sales by 1.0%. The sales volume increase consisted of 6.2% from an acquisition and organic volume of 9.6%. Within the segment, volume increased in all geographic regions, except for Europe due to general economic conditions in that region. Volume increases were driven by strong broad-based demand for dispensing, test and inspection in electronics end markets, especially for mobile device applications.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2012 were $133,678, an increase of $1,860, or 1.4%, from the nine months ended July 31, 2011. Sales volume increases of 3.0% were partially offset by currency translation effects that decreased sales by 1.6%. The sales volume increase was driven by durable goods manufacturers’ demand for our coating and cold material system solutions primarily in the United States.

On a geographic basis, sales in the United States increased 15.1% for the nine months ended July 31, 2012 from the nine months ended July 31, 2011. The increase consisted of 10.8% from acquisitions and 4.3% organic volume. Sales in the Americas region were up 2.3%, with volume increasing 7.3% offset by unfavorable currency effects of 5.0%. The change in sales volume consisted of 4.8% from acquisitions and 2.5% organic volume. The European sales decrease of 4.4% consisted of a volume increase of 1.6% offset by a decrease of 6.0% from unfavorable currency effects. The increase in sales volume consisted of 5.4% from acquisitions partially offset by a decline in organic volume of 3.8%. Sales in Japan for the nine months ended July 31, 2012 increased 10.7% from the comparable period of the prior year. The increase consisted of volume of 7.8% and favorable currency effects of 2.9%. The increase in sales volume consisted of 2.4% from acquisitions and 5.4% organic volume. Asia Pacific sales increased 15.6%, with volume increasing 15.7% partially offset by unfavorable currency effects of 0.1%. The change in sales volume consisted of 2.2% from acquisitions and 13.5% organic volume.

Operating Profit

Cost of sales for the three months ended July 31, 2012 were $156,658, up from $124,205 in 2011. Cost of sales, including those costs classified as restructuring, for the nine months ended July 31, 2012 were $388,685, up from $350,168 in 2011. The gross margin percentage was 58.8% for the three months ended July 31, 2012, as compared to 60.2% for the comparable period of 2011 and was 60.0% for the nine months ended July 31, 2012, as compared to 61.2% for the comparable period of 2011. The 2012 gross margin percentages were negatively impacted by higher charges for short-term inventory purchase accounting valuation adjustments related to acquisitions. “Cost of goods sold – restructuring” of $2,040 in the nine months ended July 31, 2012 were costs associated with the transfer of production and start-up activities related to our United States Adhesive Dispensing Systems plant consolidation initiative that resulted in decreases in the gross margin percentage of 0.2% for the nine months ended July 31, 2012. Other decreases in gross margin percentages in 2012 were due to product line mix changes and currency effects.

Nordson Corporation

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2012 were $124,555, compared to $109,330 for the comparable period of 2011. This represented an increase of $15,225 or 13.9%. Selling and administrative expenses for the nine months ended July 31, 2012 were $347,666, compared to $315,301 for the comparable period of 2011. This represented an increase of $32,365, or 10.3%. The increases were largely due to the addition of acquired businesses, acquisition transaction costs and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses. Selling and administrative expenses for the three and nine months ended July 31, 2011 included $3,136 related to a fee paid to withdraw from a multiemployer employee pension fund in Japan, and for the nine months ended July 31, 2011 included impairment charges of $1,322 related to the write-down of two of our facilities in Georgia related to a decision to consolidate operations and reduce the number of facilities there.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2012 as a percent of sales decreased to 32.8% from 35.0% for the comparable period of 2011. For the nine months ended July 31, 2012, these expenses as a percent of sales increased to 35.8% from 35.0% for the comparable period of 2011. The improvement in the expense-to-sales ratios in the three month period versus the nine month period can be traced to a much higher rate of growth in sales in the last three month period relative to the first six month period. Relative to the same periods of 2011, sales for the last three months ended July 31, 2012, increased 21.7% with a 13.9% increase in selling and administrative expenses; and, sales for the first six months of 2012 increased less than 1% with an 8.3% increase in selling and administrative expenses.

In connection with the Adhesive Dispensing System initiative described above, a 2011 Adhesive Dispensing System initiative in Germany, and a 2012 Industrial Coating Systems initiative, severance and restructuring costs of $121 and $2,668 were recorded in the three and nine months, respectively, ended July 31, 2012, compared to costs of $64 for the three and nine months ended July 31, 2011.

Operating profit as a percentage of sales was 25.9% for the three months ended July 31, 2012, up from 25.2% for the comparable period of 2011. The increase was primarily due to sales increasing at a higher rate than selling and administrative expenses. Operating profit as a percentage of sales was 23.9% for the nine months ended July 31, 2012, down from 26.2% for the comparable period of 2011. The decrease was primarily due to selling and administrative expenses increasing at a higher rate than sales in the first half of 2012 and severance and restructuring costs in the current year.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment decreased to 29.8% for the three months ended July 31, 2012 from 33.6% in 2011 and to 32.2% for the nine months ended July 31, 2012 from 35.0% for the comparable period of 2011. Operating profit for the three and nine months ended July 31, 2012 included charges related to short-term inventory purchase accounting adjustments. Operating profit for the nine months ended July 31, 2012 included $4,018 of severance and restructuring costs. Operating profit for the nine months ended July 31, 2011 included impairment losses of $1,322 on two facilities that were written down to fair value.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2012 was 32.6%, up from 27.8% for the three months ended July 31, 2011. For the nine months ended July 31, 2012 operating profit as a percent of sales was 25.7%, down from 27.4% last year. Operating margin for the nine months ended July 31, 2012 was negatively impacted by higher charges related to short-term purchase accounting valuation adjustments and expenses associated with the termination of a pension plan.

Operating profit for the Industrial Coating Systems segment was 13.7% of sales for the three months ended July 31, 2012, compared to 17.5% for the three months ended July 31, 2011. For the nine months ended July 31, 2012 operating profit was 10.2% of sales, compared 14.4% in the same period of 2011. The decreases were due to selling and administrative expenses increasing at a higher rate than sales.

Nordson Corporation

Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2012 was $2,796, up $1,969 from $827 for the three months ended July 31, 2011. Interest expense for the nine months ended July 31, 2012 was $6,925, up $3,365 from $3,560 for the nine months ended July 31, 2011. The increases were due to higher borrowing levels resulting primarily from acquisitions in the third quarter of 2012 and the fourth quarter of 2011 and share repurchases.

Other expense was $716 for the three months ended July 31, 2012, compared to other income of $169 in the comparable period of the prior year. Included in those amounts were foreign exchange losses of $668 in 2012 and foreign exchange gains of $108 in 2011. Other income for the nine months ended July 31, 2012 was $413, compared to $2,896 for the nine months ended July 31, 2011. Included in those amounts were foreign exchange losses of $795 in 2012 and foreign exchange gains of $1,897 in 2011.

Income Taxes

The effective tax rates for the three and nine-month periods ending July 31, 2012 were 29.9% and 30.4%, compared to 27.7% and 29.1% for the comparable periods ending July 31, 2011.

The tax rate for the three months ended July 31, 2012, was impacted by a favorable adjustment related to our 2011 tax provision that reduced income taxes by $400, and a favorable adjustment to deferred taxes related to a tax rate reduction in the United Kingdom that reduced income taxes by $175. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

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

Net Income

Net income for the three months ended July 31, 2012 was $66,694, or $1.03 per share on a diluted basis, compared to $56,550, or $0.82 per share on a diluted basis in the same period of 2011. This represents a 17.9% increase in net income and a 25.6% increase in earnings per share. For the nine months ended July 31, 2012, net income was $157,143, or $2.41 per share on a diluted basis, compared to $167,689, or $2.44 per share for the nine months ended July 31, 2011. This represents a 6.3% decrease in net income and a 1.2% decrease in earnings per share. The percentage change in earnings per share is different than the percentage change in net income due to a lower number of shares outstanding in the current year as a result of treasury share purchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2012 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during 2011. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2012 were translated at exchange rates in effect during the same period of 2011, sales would have been approximately $13,800 higher while third-party costs and expenses would have been approximately $8,300 higher. If transactions for the nine months ended July 31, 2012 were translated at exchange rates in effect during the same period of 2011, sales would have been approximately $18,700 higher and third party costs would have been approximately $11,000 higher.

Nordson Corporation

Financial Condition

During the nine months ended July 31, 2012, cash and cash equivalents increased $16,231. Cash provided by operations during this period was $177,575, compared to $180,292 for the nine months ended July 31, 2011. Cash of $195,445 was generated from net income adjusted for non-cash income and expenses as compared to $198,278 last year. The decrease was primarily due to lower net income. Changes in operating assets and liabilities used $17,870 of cash in the current year, compared to $17,986 in 2011.

Cash used in investing activities was $423,310 for the nine months ended July 31, 2012, compared to $41,251 in the comparable period of the prior year. Current year capital expenditures were $21,550, up from $14,306 from 2011. Significant expenditures in the current year include the previously announced expansion of our Duluth, Georgia facility and production equipment for our new facility in Swainsboro, Georgia. Cash of $2,213 was received in the six months ended April 30, 2012 related to the sale of UV Curing graphic arts and lamps product lines that occurred in June 2010. In the nine months ended July 31, 2012, cash of $405,202 was used for the acquisition of EDI and Xaloy. In the nine months ended July 31, 2011, cash of $34,627 was used for the acquisition of Micromedics, Inc., and Verbruggen. In 2011, cash proceeds of $7,552 were received from the maturity of bank certificates of deposit that had been classified as short-term marketable securities.

Cash provided by finance activities was $264,122 during the nine months ended July 31, 2012, compared to cash used in financing activities of $114,673 for the nine months ended July 31, 2011. In the current year, cash proceeds of $374,488 were generated from net short-term and long-term borrowings related to acquisitions. Cash of $3,191 was also provided by the issuance of common stock related to stock option exercises. These amounts were offset by $86,982 used for the repurchase of common shares and $24,189 for dividend payments.

The following is a summary of significant changes in balance sheet captions from the end of 2011 to July 31, 2012. Receivables increased $47,059 due to the EDI and Xaloy acquisitions and to higher sales in the third quarter of 2012 compared to the fourth quarter of 2011. Inventories increased $37,227 due to the acquisitions and a higher level of business activity expected in the fourth quarter of 2012. Prepaid expenses increased primarily as a result of acquisitions. Property, plant and equipment – net increased $43,226 primarily due to acquisitions, our previously announced expansion of our Duluth, Georgia facility and production equipment and a capital lease asset related to a new leased facility in Swainsboro, Georgia. The increases in goodwill and intangible assets were due to acquisitions.

The increase in notes payable is due to short-term borrowings, accounts payable and accrued liabilities were primarily due to acquisitions. The increase of $10,910 in income taxes payable was primarily due to the timing of required tax payments. The increase of $20,614 in customer advanced payments can be traced to acquisitions and a higher level of engineered system orders that require partial payment in advance. Current maturities of long-term debt increased and long-term debt decreased as a result of the reclassification from long-term to current of our $50,000 Prudential Senior note due in February 2013. The long-term debt increase of $274,518 reflects borrowings under a senior note purchase agreement in July 2012 and additional borrowings under our revolving credit agreement, partially offset by the reclassification mentioned above. The increase of $9,631 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes, purchase accounting adjustments and acquisitions. The $9,696 increase in other long-term liabilities was largely due to acquisitions and a capital lease obligation related to our new Swainsboro, Georgia facility.

In September 2011, the board of directors approved a program that allowed for the repurchase of up to $100,000 of common shares. This program was completed in April 2012, and the board of directors approved an additional repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. During 2012, we repurchased 1,831 shares within these programs for a total amount of $86,022, using working capital and proceeds from borrowings under our credit facilities.

Nordson Corporation

On July 26, 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%. We were in compliance with all covenants at July 31, 2012.

On June 4, 2012, we entered into a $250,000 Credit Agreement with PNC Bank. The agreement provides for a delayed draw term loan facility that matures 364 days after the date of the agreement. We borrowed $250,000 under this agreement for the EDI and Xaloy acquisitions and repaid $200,000 using proceeds of the Senior Notes described above, leaving a balance of $50,000 outstanding at July 31, 2012. After the repayment the amount available to be borrowed under the agreement was reduced to $50,000. We were in compliance with all covenants at July 31, 2012.

On December 9, 2011 we entered into a $500,000 unsecured multicurrency credit facility with a group of banks. This facility has a five-year term and includes a $40,000 subfacility for swing-line loans. It may be increased from $500,000 to $750,000 under certain conditions. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. It replaced our existing revolving loan agreement that was scheduled to expire in 2012. Balances outstanding under the prior facility were transferred to the new facility. At July 31, 2012, $316,800 was outstanding under this facility, compared to $192,200 outstanding at October 31, 2011 under the prior facility. We were in compliance with all debt covenants at July 31, 2012, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In 2008, we entered into a $50,000 Senior Note Purchase Agreement with Prudential Investment Management, Inc. The Note bears interest at a rate of 4.98 percent, matures on February 22, 2013 and is unsecured. The Agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at July 31, 2012.

On June 30, 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At July 31, 2012 and October 31, 2011, $75,000 was outstanding under this facility at a fixed rate of 2.21 percent per annum. We were in compliance with all covenants at July 31, 2012, and the amount we could borrow would not have been limited by any debt covenants.

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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2011. There were no material changes in these policies during the three months ended July 31, 2012.

Nordson Corporation

Outlook

For the fourth quarter of 2012, sales are expected to increase 23% to 27% compared to the same period a year ago, including an estimated 4% unfavorable effect associated with currency translation. Diluted earnings per share are expected in the range of $0.96 to $1.04.

This outlook is supported by encouraging order rates that exceed a year ago; however, uncertainties in the macroeconomic environment add caution to our view of growth for the near-term quarters.

We continue to look for strategic acquisition opportunities and continue to develop new applications and markets for our technologies and to move forward with additional lean and other operational initiatives to enhance our financial performance.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2012. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2012 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2012 and October 31, 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $795. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Information regarding our risk factors was disclosed in our 10-K for the year ended October 31, 2011. The information disclosed has not changed materially in the interim period since then.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2012:

(In thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 to May 31, 2012	242	$51.67	242	$84,883
June 1, 2012 to June 30, 2012	—	—	—	84,883
July 1, 2012 to July 31, 2012	3	$51.55	—	84,883

Total	245		242

(1)	In April 2012 the board of directors approved an additional repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using working capital and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6. EXHIBITS

Exhibit Number:

4.1 Credit agreement dated June 4, 2012 by and among Nordson Corporation, PNC Bank National Association and PNC Capital Markets LLC

4.2 Master Note Purchase Agreement dated July 26, 2012 between Nordson Corporation and the purchasers listed therein

10.1 Stock Purchase Agreement Dated May 18, 2012 by and among Nordson Corporation and Bertram Growth Capital I, Bertram Growth Capital II, Bertram Growth Capital II-A, and EDI Holdings, Inc.

10.2 Agreement and Plan of Merger by and among Xaloy Superior Holdings, Inc., Nordson Corporation, Buckeye Merger Corp. and Sellers’ Representative dated as of June 2, 2012

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2012 and July 31, 2011, (ii) the Condensed Consolidated Balance Sheets at July 31, 2012 and October 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and July 31, 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2012	Nordson Corporation

	By:	/s/ Gregory A. Thaxton
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)