Form 10-K
period 2012-10-31
NORDSON CORP
filed 2012-12-17
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of Common Shares no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 29, 2012 was approximately $3,452,129,000.

There were 64,321,670 Common Shares outstanding as of November 30, 2012.

Documents incorporated by reference:

Portions of the Proxy Statement for the 2013 Annual Meeting — Part III

i

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

General Description of Business

Nordson engineers, manufactures and markets differentiated products and systems used for dispensing and processing adhesives, coatings, plastics, sealants and biomaterials; managing fluids; testing and inspecting for quality; and treating surfaces. These products are supported with extensive application expertise and direct global sales and service. Nordson serves a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing.

Our strategy for long-term growth is based on solving customers’ needs globally. Headquartered in Westlake, Ohio, our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, more than 70 percent of our revenues were generated outside the United States in 2012.

We have 5,361 employees worldwide. Principal manufacturing facilities are located in the United States, Belgium, Peoples Republic of China, Germany, India, the Netherlands, Thailand and the United Kingdom.

Corporate Purpose and Goals

We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.

Although every quarter may not produce increased sales, earnings and earnings per share, or exceed the comparative prior year’s quarter, we do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies, and by leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that serve international growth markets, share our business model characteristics and can be grown via our global infrastructure.

We create benefits for our customers through a Package of Values®, which includes carefully engineered, durable products; strong service support; the backing of a well-established, worldwide company with financial and technical strengths; and a corporate commitment to deliver what was promised.

We strive to provide genuine customer satisfaction; it is the foundation upon which we continue to build our business.

Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation. This goal is met through Human Resources’ facilitation of employee training and leadership training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional global team capable of meeting corporate objectives.

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units and divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives. In addition, employees participate in Lean and Six Sigma initiatives to continuously improve our processes.

We are an equal opportunity employer.

We are committed to contributing approximately five percent of domestic pretax earnings to human welfare services, education and other charitable activities, particularly in communities where we have major facilities.

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales

In accordance with accounting standards, we have reported information about our three operating segments. This information is contained in Note 16 of Notes to Consolidated Financial Statements, which can be found in Part II, Item  8 of this document.

Principal Products and Uses

We engineer, manufacture and market differentiated products and systems used for precision dispensing and processing, fluid management, testing and inspection, surface treatment and curing. Our technology-based systems can be found in manufacturing facilities around the world producing a wide range of goods for consumer durable, consumer non-durable and technology end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

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

This segment delivers our proprietary precision dispensing and processing technology to diverse markets for applications that commonly reduce material consumption, increase line efficiency and enhance product strength, durability, brand and appearance.

•

Nonwovens — Equipment for applying adhesives, lotions, liquids and fibers to disposable products. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.

•

Packaging — Automated adhesive dispensing systems used in the rigid packaged goods industries. Key strategic markets include food and beverage packaging, pharmaceutical packaging, and other consumer goods packaging.

•

Product Assembly — Adhesive and sealant dispensing systems for bonding or sealing plastic, metal and wood products and for use in the paper and paperboard converting industries. Key strategic markets include appliances, automotive components, building and construction materials, electronics, furniture, solar energy, and the manufacturing of bags, sacks, books, envelopes and folding cartons.

•

Web Coating — Laminating and coating systems used to manufacture continuous-roll goods in the nonwovens, textile, and paper industries. Key strategic markets include carpet, labels, tapes and textiles.

•

Plastic Processing — Components and systems used in the thermoplastic melt stream in plastic extrusion and injection molding processes. Key strategic markets include flexible packaging, electronics, medical, building and construction, transportation and aerospace, and general consumer goods.

2.	Advanced Technology Systems

This segment integrates our proprietary product technologies found in progressive stages of a customer’s production process, such as surface treatment, precisely controlled automated, semi-automated or manual dispensing of material, and post-dispense bond testing and X-ray inspection to ensure quality. Related single-use plastic molded syringes, cartridges, tips, and fluid connection components are used to dispense fluids or control flow in production processes or within customers’ end products. This segment primarily serves the specific needs of electronics, medical and related high-tech industries.

•

Electronic Systems — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include mobile phones, tablets, personal computers, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, micro electronic mechanical systems (MEMS), semiconductor packaging, light emitting diodes (LED) and solar energy.

•

Fluid Management — Precision manual and semi-automated dispensers, highly engineered single-use plastic molded syringes, cartridges tips, and fluid connection components. Products are used for applying and controlling the flow of adhesives, sealants, lubricants, and biomaterials in critical industrial production processes and within medical equipment and related surgical procedures. Key strategic markets include consumer goods, electronics, industrial assembly, solar, anesthesia, cardiovascular and ophthalmic surgery, blood management, pneumatic control systems, water treatment, and analytical instrumentation.

•

Test & Inspection — Bond testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, micro electronic mechanical systems (MEMS), semiconductor packaging, light emitting diodes (LED) and solar energy.

3.	Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials, and curing and drying of dispensed material. This segment primarily serves the consumer durables market.

•

Cold Materials — Automated and manual dispensing products and systems used to apply multiple component adhesive and sealant materials in the general industrial and transportation manufacturing industries. Key strategic markets include aerospace, alternative energy, appliances, automotive, building and construction, composites, electronics and medical.

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

Manufacturing and Raw Materials

Our production operations include machining and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations in the United States in Amherst and Youngstown, Ohio; Duluth and Swainsboro, Georgia; Carlsbad, California; Ft. Collins, Colorado; Plymouth, Michigan; Eagan, Minnesota; Robbinsville, New Jersey; Hickory, North Carolina; New Castle, Pennsylvania; East Providence, Rhode Island; Pulaski, Virginia and Chippewa Falls, Wisconsin; as well as in Temse, Belgium; Shanghai and Suzhou, Peoples Republic of China; Luneburg, Germany; Bangalore, India; Maastricht, the Netherlands; Chonburi, Thailand and in Aylesbury, United Kingdom.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2012, we held 435 United States patents and 892 foreign patents and had 235 United States patent applications pending and 814 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from January 2013 to April 2037. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Dage, EDI, EFD, Micromedics, Value Plastics, and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2012, we had a total of 1,137 trademark registrations in the United States and in various foreign countries.

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

Seasonal Variation in Business

Generally, the highest volume of sales occurs in our fourth quarter due in large part to the timing of customers’ capital spending programs. Accordingly, first quarter sales volume is typically the lowest of the year due to timing of customers’ capital spending programs and customer holiday shutdowns.

Working Capital Practices

No special or unusual practices affect our working capital. However, we generally require advance payments as deposits on customized equipment and systems and, in certain cases, require progress payments during the manufacturing of these products. We continue to initiate new processes focused on reduction of manufacturing lead times, resulting in lower investment in inventory while maintaining the capability to respond promptly to customer needs.

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2012, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders increased to approximately $178,000 at October 31, 2012 from approximately $129,000 at October 31, 2011. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2012. The increase can be traced primarily to acquisitions completed during the year. All orders in the 2012 year-end backlog are expected to be shipped to customers in 2013.

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

Many factors influence our competitive position, including pricing, product quality and service. We maintain a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as after-the-sale service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to our leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage.

Research and Development

Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $36,535 in 2012, compared with approximately $26,997 in 2011 and $23,835 in 2010.

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state and local environmental protection laws during 2012 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2012, we had 5,361 full- and part-time employees, including 123 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 3, 2013 and 66 at our New Castle, Pennsylvania facility who are represented by a collective bargaining agreement that expires on July 31, 2014. No material work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

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

In 2012, 28 percent of our revenue was derived from domestic customers, while 72 percent was derived from international customers. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, life sciences and medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

Our success will continue to depend to a significant extent on the continued service of our executive management team and the ability to recruit, hire and retain other key management personnel to support our growth and operational initiatives and replace executives who retire or resign. Failure to retain our leadership team and attract and retain other important management and technical personnel could place a constraint on our global growth and operational initiatives, possibly resulting in inefficient and ineffective management and operations, which would likely harm our revenues, operations and product development efforts and eventually result in a decrease in profitability.

If we fail to develop new products, or our customers do not accept the new products we develop, our revenue and profitability could be adversely impacted.

Innovation is critical to our success. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a leading provider of precision technology solutions for the industrial equipment market. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. Difficulties or delays in research, development or production of new products or failure to gain market acceptance of new products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, our financial condition, results of operations, cash flows and liquidity could be adversely affected. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.

If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on us, our financial condition and results of operations.

We regard much of the technology underlying our products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may independently develop similar technology. We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation, which could harm our business.

Our products could infringe on the intellectual property of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims, and we may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that our products infringe. We may have to obtain a license to sell our products if it is determined that our products infringe upon another party’s intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.

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

The majority of our consolidated revenues in 2012 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

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

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2012, approximately 72 percent of our total sales were to customers outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of economic instability;

•	unanticipated or unfavorable circumstances arising from host country laws or regulations;

•	threats of war, terrorism or governmental instability;

•	natural disasters, such as earthquakes, fires, floods or typhoons;

•	significant foreign and U.S. taxes on repatriated cash;

•	longer payment cycles in foreign markets;

•	difficulties in managing foreign distributors;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	international customers with longer payment cycles than customers in the United States;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from foreign labor and political disturbances;

•	the imposition of tariffs, import or export licensing requirements;

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.

Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, or otherwise have an adverse effect on our operating performance.

In addition, there is a potential risk of conflict and instability in the relationships between Taiwan and China and China and Japan. Conflict or instability could disrupt the operations of our customers and/or suppliers in all three countries. Additionally, our manufacturing operations in China and elsewhere could be impacted should disruptions caused by these conflicts substantially curtail our ability to source components used in the manufacture and assembly of our equipment.

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets.

Although we have obtained property damage and business interruption insurance, a major catastrophe such as an earthquake, hurricane, flood, tsunami or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, or any of the events described above, some of which may not be covered by our insurance, in any of the areas where we conduct operations could result in a prolonged interruption of our business. Any disruption resulting from these events could cause significant delays in the manufacture or shipment of products or the provision of repair and other services that may result in our loss of sales and customers. Our insurance will not cover all potential risks, and we cannot assure you that we will have adequate insurance to compensate us for all losses that result from any insured risks. Any material loss not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. We cannot assure you that insurance will be available in the future at a cost acceptable to us or at a cost that will not have a material adverse effect on our profitability, net income and cash flows.

We could be adversely affected by rapid changes in interest rates.

Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2012, we had $633,710 of total debt and notes payable outstanding, of which 49 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2012 would have resulted in approximately $2,951 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

New regulations related to conflict-free minerals may force us to incur additional expenses and may materially adversely affect our financial condition and business operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new disclosure obligations will require due diligence efforts to support our initial disclosure requirements effective in May 2014. We will incur costs associated with complying with such disclosure requirements, including costs associated with canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes our principal properties as of October 31, 2012.

Location	Description of Property	Approximate Square Feet
Amherst, Ohio[2,3]	A manufacturing, laboratory and office complex	521,000
Swainsboro, Georgia[1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island[2]	A manufacturing, warehouse and office building	116,000
Duluth, Georgia[1]	An office and laboratory building	110,000
Pulaski, Virginia[1]	A manufacturing, warehouse and office building	101,000
Carlsbad, California[2]	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey[2]	A manufacturing, warehouse and office building (leased)	88,000
Chippewa Falls, Wisconsin[1]	A manufacturing, warehouse and office building (leased)	86,000
New Castle, Pennsylvania[1]	A manufacturing, warehouse and office building	72,000
Youngstown, Ohio[1]	A manufacturing, warehouse and office building (leased)	57,000
Ft. Collins, Colorado[2]	A manufacturing, warehouse and office building (leased)	42,000
Vista, California[2]	A manufacturing building (leased)	41,000
Hickory, North Carolina[1]	A manufacturing, warehouse and office building (leased)	41,000
Chippewa Falls, Wisconsin[1]	A manufacturing, warehouse and office building (leased)	40,000
Plymouth, Michigan[3]	Two manufacturing, warehouse and office buildings (leased)	35,000
Westlake, Ohio	Corporate headquarters	28,000
Eagan, Minnesota[2]	A manufacturing, warehouse and office building (leased)	27,000
Chippewa Falls, Wisconsin[1]	An engineering and laboratory building (leased)	20,000
Luneburg, Germany[1]	A manufacturing and laboratory building	130,000
Shanghai, China[1,3]	A manufacturing, warehouse and office building (leased)	92,000
Erkrath, Germany[1,2,3]	An office, laboratory and warehouse building (leased)	63,000
Bangalore, India[1,2,3]	A manufacturing, warehouse and office building	56,000
Shanghai, China[1,2,3]	An office and laboratory building	54,000
Chonburi, Thailand[1]	A manufacturing, warehouse and office building	54,000
Shanghai, China[1]	A manufacturing, warehouse and office building (leased)	53,000
Temse, Belgium[1]	A manufacturing, warehouse and office building (leased)	44,000
Suzhou, China[2]	A manufacturing, warehouse and office building (leased)	42,000
Tokyo, Japan[1,2,3]	An office, laboratory and warehouse building (leased)	42,000
Aylesbury, U.K.[1,2]	A manufacturing, warehouse and office building (leased)	36,000
Mexico City, Mexico[1,2,3]	A warehouse and office building (leased)	23,000
Lagny Sur Marne, France[1,3]	An office building (leased)	17,000
Segrate, Italy[1,3]	An office, laboratory and warehouse building (leased)	7,000
Singapore[1,2,3]	A warehouse and office building (leased)	6,000

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2012 and 2011, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $750 and $795, respectively.

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

Item 4.	Mine Safety Disclosures

None.

Executive Officers of the Company

Our executive officers as of October 31, 2012, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period
Michael F. Hilton	58	2010	President and Chief Executive Officer, 2010 Senior Vice President and General Manager-Electronics and Performance Materials Segment of Air Products and Chemicals, Inc., 2007
John J. Keane	51	2003	Senior Vice President, 2005
Peter G. Lambert	52	2005	Senior Vice President, 2010
			Vice President, 2005
Gregory A. Thaxton	51	2007	Senior Vice President, Chief Financial Officer, 2012
			Vice President, Chief Financial Officer, 2008
			Vice President, Controller, 2007
Douglas C. Bloomfield	53	2005	Vice President, 2005
James E. DeVries	53	2012	Vice President, 2012 Vice President Global Continuous Improvement, 2011 Vice President North America and China, Engineering (Adhesive Dispensing Systems), 2010
			Vice President Adhesive Dispensing Systems, North America, 2009 Vice President Global Business Development (Adhesive Dispensing Systems), 2008 Vice President Global Adhesives Operations, 2007
Gregory P. Merk	41	2006	Vice President, 2006
Shelly M. Peet	47	2007	Vice President, 2009
			Vice President, Chief Information Officer, 2007
Robert E. Veillette	60	2007	Vice President, General Counsel and Secretary, 2007

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2012, there were 1,682 registered shareholders. The table below is a summary of dividends paid per common share and the range of closing market prices during each quarter of 2012 and 2011.

	Dividend Paid	Common Share Price
Quarters		High	Low
2012:
First	$.125	$48.39	$39.65
Second	.125	56.46	46.35
Third	.125	54.19	47.85
Fourth	.15	62.81	50.17
2011:
First	$.105	$47.58	$38.06
Second	.105	58.75	47.56
Third	.105	59.01	48.98
Fourth	.125	50.50	37.21

Source: NASDAQ OMX

Performance Graph

The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2007 in Nordson common shares, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, and the S&P MidCap 400 Industrial Machinery Index.

Company/Market/Peer Group	2007	2008	2009	2010	2011	2012
Nordson Corporation	$100.00	$70.90	$105.80	$160.42	$194.33	$252.55
S&P MidCap 400	$100.00	$63.53	$ 75.09	$ 95.84	$104.03	$116.62
S&P 500 Ind. Machinery	$100.00	$57.24	$ 76.59	$ 97.99	$101.38	$121.33
S&P Midcap 400 Ind. Machinery	$100.00	$57.90	$ 71.54	$ 92.98	$105.75	$115.49

Source: Zak’s Investment Research

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities

In March 2012 the board of directors approved a repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. There were no share repurchases under this program during the three months ended October 31, 2012. The maximum value of shares that may yet be repurchased under the March 2012 program is $84,883.

Item 6.	Selected Financial Data

Five-Year Summary

	2012	2011	2010	2009	2008
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$1,409,578	$1,233,159	$1,041,551	$819,165	$1,124,829
Cost of sales	584,249	484,727	419,937	350,239	494,394
% of sales	41	39	40	43	44
Cost of sales — restructuring	2,040	—	—	—	—
Selling and administrative expenses	485,285	429,489	384,752	337,294	434,476
% of sales	34	35	37	41	39
Severance and restructuring costs	2,524	1,589	2,029	16,396	5,621
Goodwill and long-lived asset impairments	—	1,811	—	243,043	—
Operating profit (loss)	335,480	315,543	234,833	(127,807)	190,338
% of sales	24	26	23	(16)	17
Net income (loss)	224,829	222,364	168,048	(160,055)	117,504
% of sales	16	18	16	(20)	10
Financial Data(a)
Working capital	$242,939	$294,796	$259,117	$190,249	$180,317
Net property, plant and equipment and other non-current assets	1,242,892	827,493	535,323	544,003	782,356
Total invested capital(b)	1,261,962	853,071	567,323	508,989	847,253
Total assets	1,829,515	1,304,450	986,354	890,674	1,166,669
Long-term liabilities	816,061	550,966	289,368	364,276	388,561
Shareholders’ equity	669,770	571,323	505,072	369,976	574,112
Return on average invested capital — %(c)	23	35	32	10 (d)	15
Return on average shareholders’ equity — %(e)	38	39	40	13 (f)	20
Per-Share Data(a)(g)
Average number of common shares	64,407	67,616	67,610	67,129	67,492
Average number of common shares and common share equivalents	65,103	68,425	68,442	67,129	68,613
Basic earnings (loss) per share	$3.49	$3.29	$2.49	$(2.38)	$1.74
Diluted earnings (loss) per share	3.45	3.25	2.46	(2.38)	1.71
Dividends per common share	0.525	0.44	0.39	0.36875	0.365
Book value per common share	10.42	8.71	7.44	5.49	8.52

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.

(c)	Net income (loss), plus after-tax interest expense on borrowings as a percentage of average quarterly borrowings (net of cash) plus average quarterly shareholders’ equity over five accounting periods.

(d)	The percentage for 2009 excludes goodwill and long-lived asset impairment charges. Including these charges, the return on average invested capital for 2009 would have been negative 21 percent.

(e)	Net income (loss) as a percentage of average quarterly shareholders’ equity over five accounting periods.

(f)	The percentage for 2009 excludes goodwill and long-lived asset impairment charges. Including these charges, the return on average shareholder equity for 2009 would have been negative 28 percent.

(g)	Amounts adjusted for 2-for-1 stock split effective April 12, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. In October 2009, the FASB issued an accounting standard update on multiple deliverable arrangements, which we adopted on November 1, 2010. This accounting standard update establishes a relative selling price hierarchy for determining the selling price of a deliverable based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or best estimated selling price (BESP) if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2012, 2011 and 2010 were not material. The requirements of this standard did not significantly change our units of accounting or how we allocate arrangement consideration to various units of accounting. The adoption of this standard had no material impact on our financial position or results of operations.

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

We test goodwill in accordance with Accounting Standards Codification (ASC) 350 and other depreciable and amortizable long-lived assets for recoverability in accordance with ASC 360. The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a reporting unit’s fair value using a discounted cash flow valuation methodology and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit is close to or exceeds its fair value, then a second step is performed to determine if goodwill is impaired. We used independent valuation specialists to assist with refining our assumptions and methods used to determine fair values using Discounted Cash Flow (DCF) methodology for our reporting units and other long-lived assets and to prepare indications of value derived from a market approach using guideline companies and a reconciliation to results of the DCF approach. In step one, the assumptions used for discounted cash flow, revenue growth, operating margin, and working capital turnover are based on general management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the “Gordon Growth Model Method” that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness that our expected assumptions are fair for detecting impairment.

Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2012, the discount rates used ranged from 9 percent to 18 percent depending upon the reporting unit’s size, end market volatility, and projection risk. The calculated internal rate of return for the step one consolidated valuation was 10.2 percent, the same as the calculated WACC for total Nordson.

To test the reasonableness of the discounted cash flow valuations, we performed the control premium test, which compares the sum of the fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was 12 percent as of the test date of August 1, 2012 and negative 2 percent as of our year-end of October 31, 2012. These comparisons indicated that the discounted cash flow valuation was reasonable. In addition, indications of value derived for each reporting unit using the market approach reconciled reasonably with the results of the discounted cash flow approach.

In 2012 and 2011, the results of our step one testing indicated no impairment; therefore, the second step of impairment testing was not necessary.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2012, our conclusion is that no indicators of impairment exist in 2012. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values. The table below includes Sealant Equipment & Engineering, Inc.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	9%	391%	$280,279
Industrial Coating Systems Segment	16%	79%	$23,247
Advanced Technology Systems Segment — Electronics Systems	12%	1870%	$15,166
Advanced Technology Systems Segment — Fluid Management	12%	28%	$475,149
Advanced Technology Systems Segment — Test & Inspection	18%	81%	$14,397

We acquired Sealant Equipment & Engineering, Inc. (SEE) on August 1, 2012. Determination of the preliminary fair value associated with this acquisition was completed with the assistance of an independent valuation specialist in October 2012. Since the date of valuation, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of SEE below its carrying value. For future valuation purposes, SEE will be included in our Industrial Coating Systems segment.

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

Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) are based on the remaining useful life of the asset. We believe that the relative value of long-lived assets within each reporting unit is a reasonable proxy for the relative importance of the assets in the production of cash flow. To get to a reasonable forecast period, the aggregate net book value of long-lived assets was divided by the current depreciation and amortization value to arrive at a blended remaining useful life. Our calculations for 2012 showed the undiscounted aggregate value of cash flows over the remaining useful life for each reporting unit was greater than the respective carrying value of the long-lived assets within each reporting unit, so no impairment charges were recognized.

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 24 percent of consolidated inventories at October 31, 2012, and 26 percent at October 31, 2011, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $20,505, $16,050 and $16,802 at October 31, 2012, 2011 and 2010, respectively.

Pension Plans and Postretirement Medical Plans — The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 3.85 percent at October 31, 2012 and 4.46 percent at October 31, 2011. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 3.52 percent at October 31, 2012, compared to 4.43 percent at October 31, 2011. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 7.75 percent in 2012 and 8.25 percent in 2011. The average expected rate of return on international pension assets used to determine net benefit costs was 4.85 percent in 2012 and 4.84 percent in 2011.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.12 percent at October 31, 2012 and 3.20 percent at October 31, 2011. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.13 percent at October 31, 2012, compared to 3.16 percent at October 31, 2011.

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2012	$(3,897)	$4,670	$(851)	$1,398
Effect on pension obligation as of October 31, 2012	$(37,767)	$47,918	$(13,344)	$17,074
Expected return on assets:
Effect on total service and interest cost components in 2012	$(1,890)	$1,890	$(321)	$321
Effect on pension obligation as of October 31, 2012	$—	$—	$—	$—
Compensation increase:
Effect on total service and interest cost components in 2012	$2,792	$(2,309)	$903	$(734)
Effect on pension obligation as of October 31, 2012	$17,886	$(14,864)	$6,304	$(5,468)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation decreased from 4.50 percent at October 31, 2011 to 3.85 percent at October 31, 2012. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 4.90 percent in 2013, decreasing gradually to 3.60 percent in 2017. The health care cost trend rate reflects a change in the plan design of the retiree medical plan effective January 1, 2013 moving to a Health Reimbursement Arrangement for post-65 coverage.

For the international postretirement plan, the discount rate used to value the benefit obligation was 4.40 percent at October 31, 2012 and 5.85 percent at October 31, 2011. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 7.00 percent in 2013, decreasing gradually to 3.50 percent in 2031.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2012	$(858)	$1,056	$(8)	$10
Effect on postretirement obligation as of October 31, 2012	$(9,402)	$11,835	$(163)	$217
Health care trend rate:
Effect on total service and interest cost components in 2012	$699	$(558)	$18	$(13)
Effect on postretirement obligation as of October 31, 2012	$10,827	$(8,766)	$205	$(158)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in 2013 are expected to be approximately $5,200 higher than 2012, primarily due to changes in discount rates and expected rates of return on assets.

Financial Instruments — Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. We enter into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are not designated as hedging instruments and therefore are marked to market each accounting period, and the resulting gains or losses are included in “other–net” within other income (expense) in the Consolidated Statement of Income.

Warranties — We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $5,430, $7,417 and $6,068 in 2012, 2011 and 2010, respectively. The reserve balance was $8,929, $6,723 and $5,242 at October 31, 2012, 2011 and 2010, respectively.

Long-Term Incentive Plan (LTIP) — Under the long-term incentive plan, executive officers and selected other key employees receive share awards based on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award will occur unless certain threshold performance objectives are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, reduced by the implied value of dividends not to be paid. Awards are recorded as capital in excess of stated value in shareholders’ equity. The amount recorded at October 31, 2012 for the plans originating in 2010, 2011 and 2012 was $8,707.

Compensation expense attributable to all LTIP performance periods for executive officers and selected other key employees for 2012, 2011 and 2010 was $4,235, $4,067 and $3,879, respectively.

2012 compared to 2011

Sales — Worldwide sales for 2012 were $1,409,578, an increase of 14.3 percent from 2011 sales of $1,233,159. Sales volume increased 16.4 percent, and unfavorable currency effects caused by the stronger U.S. dollar decreased sales by 2.1 percent. The volume increase consisted of 8.5 percent from acquisitions and 7.9 percent from organic growth. Three acquisitions were made during 2012: EDI Holdings, Inc. (EDI) and Xaloy Superior Holdings, Inc. (Xaloy), which were included within the Adhesive Dispensing Systems segment, and Sealant Equipment & Engineering, Inc. (SEE), which was included within the Industrial Coating Systems segment. Three acquisitions were made during 2011: Micromedics, Inc. (Micromedics) and Value Plastics, which were included within the Advanced Technology Systems segment, and Constructiewerkhuizen G. Verbruggen NV (Verbruggen), which was included within the Adhesive Dispensing Systems segment.

As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $684,096 in 2012, an increase of $72,185, or 11.8 percent, from 2011 sales of $611,911. The increase was the result of a sales volume increase of 14.9 percent offset by unfavorable currency effects that reduced sales by 3.1 percent. The sales volume increase consisted of 2.0 percent organic volume growth and 12.9 percent from acquisitions. Sales volume, inclusive of acquisitions, increased in all geographic regions and was particularly strong in the United States and Asia Pacific regions.

Sales of the Advanced Technology Systems segment were $515,992 in 2012, an increase of $78,760, or 18.0 percent, from 2011 sales of $437,232. The increase was the result of a sales volume increase of 18.9 percent offset by unfavorable currency effects that decreased sales by 0.9 percent. The sales volume increase consisted of 13.9 percent organic growth and 5.0 percent from acquisitions. Within the segment, volume increases occurred in all geographic regions, except Europe, and were most pronounced in Asia Pacific. Volume increases were driven by strong broad-based demand for dispensing and test and inspection in electronics end markets, especially for mobile device applications.

In 2012, sales of the Industrial Coating Systems segment were $209,490, an increase of $25,474, or 13.8 percent, from 2011 sales of $184,016. The increase was the result of a sales volume increase of 15.5 percent offset by unfavorable currency effects that reduced sales by 1.7 percent. The sales volume increase consisted of 13.3 percent organic growth and 2.2 percent from an acquisition. Sales volume increased in all geographic regions except the Americas and was most pronounced in the United States. The sales volume increase was driven by durable goods manufacturers’ demand for our coating and cold material system solutions.

Sales outside the United States accounted for 72.4 percent of our sales in 2012, versus 74.7 percent last year. On a geographic basis, sales in the United States were $388,904, an increase of 24.5 percent from 2011. The increase consisted of 8.2 percent organic volume and 16.3 percent from acquisitions. In the Americas region, sales were $109,074, up 6.9 percent from the prior year, with volume increasing 11.3 percent offset by unfavorable currency effects of 4.4 percent. The increase in sales volume consisted of 4.3 percent organic volume and 7.0 percent from acquisitions. Sales in Europe were $381,005 in 2012, a decrease of 2.4 percent from 2011. Sales volume increases of 3.6 percent were offset by unfavorable currency effects of 6.0 percent. The increase in sales volume consisted of a decline in organic volume of 3.1 percent offset by 6.7 percent from acquisitions. Sales in Japan for 2012 were $127,509, an increase of 14.9 percent from the prior year. The increase consisted of volume of 13.4 percent and favorable currency effects of 1.5 percent. The increase in sales volume consisted of 9.1 percent organic volume and 4.3 percent from acquisitions. In Asia Pacific, sales were $403,086, up 27.0 percent from 2011, with volume increasing 27.1 percent, partially offset by unfavorable currency effects of 0.1 percent. The increase in sales volume consisted of 22.2 percent organic volume and 4.9 percent from acquisitions.

It is estimated that the effect of pricing on total revenue was neutral relative to 2011.

Operating profit — Cost of sales, including those costs classified as restructuring, were $586,289 in 2012, up 21.0 percent from 2011. The increase compared to 2011 is primarily due to increased sales volume. Gross margin, expressed as a percentage of sales, decreased to 58.4 percent in 2012 from 60.7 percent in 2011. Gross profit in 2012 was negatively impacted by higher charges for short-term inventory purchase accounting valuation adjustments related to acquisitions and costs associated with the transfer of production and start-up activities related to our United States Adhesive Dispensing Systems plant consolidation initiative. The costs associated with the transfer of production and start-up activities were classified as “Cost of goods sold — restructuring” in the Consolidated Statement of Income. Other decreases in gross margin in 2012 were due primarily to the dilutive effect of acquired product lines and currency effects.

Selling and administrative expenses, excluding severance and restructuring costs, were $485,285 in 2012, an increase of $55,796, or 13.0 percent, from 2011. The increase was largely due to the addition of acquired businesses, acquisition transaction costs and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses. Selling and administrative expenses for 2011 included $3,120 related to a fee paid to withdraw from a multiemployer employee pension fund in Japan.

Selling and administrative expenses as a percentage of sales decreased to 34.4 percent in 2012 from 34.8 percent in 2011, due to the higher level of sales and the favorable effects of restructuring activities.

Within Advanced Technology Systems operations, a restructuring initiative in 2012 will result in the consolidation of a facility in Florida with a facility in California. Severance costs associated with this initiative will be approximately $530. Of that amount, $12 was recorded in 2012, with the remainder to be recorded in 2013. Another restructuring initiative in 2012 within Industrial Coating Systems operations in Ohio resulted in $690 of severance costs. In 2011, restructuring initiatives within the Adhesive Dispensing Systems segment resulted in severance, moving costs and other termination fees of $1,822 in 2012 and $1,589 in 2011.

Operating profit as a percent of sales was 23.8 percent in 2012 compared to 25.6 percent in 2011. The decrease was primarily due to a lower gross margin, as noted above.

Segment operating margins in 2012 and 2011 were as follows:

Segment	2012	2011
Adhesive Dispensing Systems	30.9%	34.4%
Advanced Technology Systems	26.0%	26.2%
Industrial Coating Systems	12.4%	14.8%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar during 2012 as compared to 2011.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment decreased to 30.9 percent in 2012 from 34.4 percent in 2011. The decrease was primarily due to lower gross margin related to charges for short-term purchase accounting and sales mix primarily related to acquired product lines. Operating profit in 2012 was also impacted by $2,040 of additional cost of sales related to a plant consolidation initiative completed in the second quarter and severance and moving costs of $1,822. Operating profit for 2011 included impairment losses of $1,811 on three facilities that were written down to their fair value and severance costs and other termination fees of $1,589.

Operating profit as a percent of sales for the Advanced Technology Systems segment was 26.0 percent in 2012 compared to 26.2 percent in 2011. Operating profit included charges for short-term purchase accounting of $2,213 in 2012 and $3,003 in 2011.

Operating profit as a percent of sales for the Industrial Coating Systems segment was 12.4 percent in 2012 compared to 14.8 percent in 2011. The decrease was primarily due to a lower gross margin related to large, engineered systems and charges of $1,367 for short-term purchase accounting.

Interest and other income (expense) — Interest expense in 2012 was $11,153, an increase of $6,084, or 120.0 percent, from 2011. The increase was due to higher borrowing levels resulting primarily from acquisitions in 2012 and the fourth quarter of 2011 and share repurchases.

Other income in 2012 was $1,463 compared to $3,518 in 2011. Included in these amounts were foreign currency losses of $1,016 in 2012 and gains of $2,200 in 2011. The 2012 amount also included a net gain of $713 on the sale of three facilities within the Adhesive Dispensing Systems segment.

Income taxes — Income tax expense in 2012 was $101,424, or 31.1 percent of pre-tax income, as compared to $92,197, or 29.3 percent of pre-tax income in 2011.

The 2012 tax rate was impacted by a favorable adjustment related to our 2011 tax provision that reduced income taxes by $400, a favorable adjustment to deferred taxes related to a tax rate reduction in the United Kingdom that reduced income taxes by $175, and additional tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

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

Net income (loss) — Net income was $224,829, or $3.45 per diluted share, in 2012, compared to net income of $222,364, or $3.25 per diluted share in 2011. This represented a 1.1 percent increase in net income and a 6.2 percent increase in diluted earnings per share. The percentage increase in earnings per share is higher than the percentage change in net income due to a lower number of shares outstanding in the current year as a result of share purchases.

Recently issued accounting standards — In December 2010, the Financial Accounting Standards Board (FASB) issued guidance that provides requirements for pro forma revenue and earnings disclosures related to business combinations. This guidance requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. We adopted this standard on November 1, 2011, and required disclosures are included in Note 13.

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

In June 2011, the FASB issued an Accounting Standards Update (ASU) that amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted this guidance in 2012, and it did not impact our consolidated financial statements, as it only resulted in a change in the format of presentation.

In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment. Companies will have the option to first assess qualitative factors to determine the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, companies determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for us beginning in 2013, with early adoption permitted. Adoption of this guidance could change our annual process for goodwill impairment testing, but will not impact the financial statements.

2011 compared to 2010

Sales — Worldwide sales for 2011 were $1,233,159, an increase of 18.4 percent from 2010 sales of $1,041,551. Sales volume increased 15.2 percent, and favorable currency effects caused by the weaker U.S. dollar increased sales by 3.2 percent. Three acquisitions were made during 2011; Micromedics, Inc. (Micromedics) and Value Plastics, which were included within the Advanced Technology Systems segment, and Constructiewerkhuizen G. Verbruggen NV (Verbruggen), which was included within the Adhesive Dispensing Systems segment. The effect on sales volume of these acquisitions, less sales associated with UV graphic arts and lamps product lines divested in 2010, was less than one percent.

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

Sales of the Advanced Technology Systems segment were $437,232 in 2011, an increase of $69,332, or 18.8 percent, from 2010 sales of $367,900. The increase was the result of a sales volume increase of 17.1 percent and favorable currency effects that increased sales by 1.7 percent. Within the segment, volume increases occurred in all geographic regions and were most pronounced in the United States. The sales volume increase generated by the Micromedics and Value Plastics acquisitions was three percent; however, this was offset by two percent resulting from the UV graphic arts and lamps product lines divested in 2010. Higher demand for consumer electronics drove the sales increase within this segment.

In 2011, sales of the Industrial Coating Systems segment were $184,016, an increase of $35,655, or 24.0 percent, from 2010 sales of $148,361. The increase was the result of a sales volume increase of 21.0 percent and favorable currency effects that increased sales by 3.0 percent. Sales volume increased in all geographic regions and was most pronounced in the Asia Pacific and Americas regions. Within this segment, sales increased across all product lines.

Sales outside the United States accounted for 74.7 percent of our sales in 2011, versus 73.7 percent in 2010. Sales increased in all five geographic regions in which we operate. In the United States, sales were $312,328 in 2011, an increase of 14.1 percent from 2010. In the Americas, sales were $102,077, up 30.8 percent from 2010. Sales volume increased 27.0 percent, and favorable currency effects increased sales by 3.8 percent. In Europe, sales were $390,319 in 2011, an increase of 16.1 percent from 2010. Sales volume increased 12.0 percent, and favorable currency effects increased sales by 4.1 percent. In Japan, sales were $111,003, up 19.0 percent from 2010. Sales volume increased 9.2 percent, and favorable currency effects added 9.8 percent. In Asia Pacific, sales were $317,432 in 2011, an increase of 21.9 percent from 2010. Sales volume increased 19.0 percent, and favorable currency effects added 2.9 percent.

It is estimated that the effect of pricing on total revenue was neutral relative to 2010.

Operating profit — Cost of sales in 2011 were $484,727, up 15.4 percent from 2010. The increase compared to 2010 is due to increased sales volume. Gross margin increased to 60.7 percent in 2011 from 59.7 percent in 2010. The gross margin increase in 2011 was due to higher absorption of fixed overhead costs, low-cost sourcing, more profitable product line mix and favorable currency effects.

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

Segment operating margins in 2011 and 2010 were as follows:

Segment	2011	2010
Adhesive Dispensing Systems	34.4%	31.7%
Advanced Technology Systems	26.2%	22.9%
Industrial Coating Systems	14.8%	9.8%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were favorably impacted by a weaker dollar during 2011 as compared to 2010.

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

Operating profit as a percent of sales for the Advanced Technology Systems segment was 26.2 percent in 2011 compared to 22.9 percent in 2010. The current year included charges of $3,003 related to short-term inventory purchase accounting adjustments. The operating profit increase was primarily due to higher sales volume supported by a more efficient cost structure.

Operating profit as a percent of sales for the Industrial Coating Systems segment was 14.8 percent in 2011 compared to 9.8 percent of sales in 2010. The increase was primarily due to higher sales volume supported by a more efficient cost structure.

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

Liquidity and Capital Resources

Cash provided by operating activities was $274,398 in 2012, up from $246,727 in 2011. The primary sources were net income, non-cash items and the tax benefit from the exercise of stock options, the sum of which is $275,373 in 2012, compared to $251,299 in 2011. Operating assets and liabilities used $975 of cash in 2012 compared to $4,572 in 2011. The primary reasons for the reduction in the use of cash for operating assets and liabilities were lower inventory investment and higher accrued obligations, partially offset by higher accounts receivable.

Cash used by investing activities was $466,769 in 2012, as compared to $305,506 in 2011. Capital expenditures were $30,959 in 2012, up from $20,239 in the prior year. Significant expenditures in the current year include the previously announced expansion of our Adhesive Dispensing Systems segment facility in Duluth, Georgia and production equipment for our new facility in Swainsboro, Georgia, improvements at other facilities and continued investment in our information system platform. Cash proceeds of $6,120 from the sale of property, plant and equipment in 2012 were generated primarily from the sale of real estate in Norcross, Georgia. Cash of $2,213 was received in 2012 related to the sale of our UV Curing graphic arts and lamps product lines that occurred in June 2010. The acquisitions of EDI, Xaloy and SEE in 2012 used cash of $443,864, and the acquisitions of Micromedics, Verbruggen and Value Plastics used cash of $292,980 in 2011. Cash proceeds of $7,552 were received in 2011 from the maturity of bank certificates of deposit that had been purchased in 2010 and classified as short-term marketable securities.

Cash of $196,817 was provided by financing activities in 2012, compared to $50,703 in 2011. Included in 2012 were net short and long-term borrowings of $314,554, compared to $206,692 in the prior year. The increase was primarily due to higher expenditures for acquisitions of businesses in 2012. Issuance of common shares related to employee benefit plans generated $4,934 of cash in 2012, down from $9,652 in 2011, and the tax benefit from stock option exercises was $4,792 in the current year, down from $6,924 in the prior year. These decreases were the result of fewer stock option exercises. In 2012, cash of $88,455 was used for the purchase of treasury shares, down from $137,989 in 2011. Dividend payments were $33,805 in 2012, up from $29,838 in 2011 due to an increase in the annual dividend to $0.525 per share from $0.44 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2011 to October 31, 2012. Receivables increased $70,253 primarily due to higher sales in the fourth quarter of 2012, including acquisitions, compared to the fourth quarter of 2011. The increase of $27,673 in inventories is primarily due to inventory held by three acquisitions completed in 2012. Net property, plant and equipment increased $44,048 primarily due to acquisitions, our previously announced expansion of our Duluth, Georgia facility and production equipment and a capital lease asset related to a new leased facility in Swainsboro, Georgia. Goodwill increased $264,991, primarily due to three acquisitions completed in 2012 that added $266,677 of goodwill, partially offset by the effects currency translation and a reduction to goodwill of $96 related to a 2011 acquisition. The increase in net other intangibles of $107,192 was due to $122,596 of intangibles added as a result of the 2012 acquisitions, partially offset by $14,521 of amortization.

The increase in notes payable of $49,968 was related to borrowings under a short-term credit facility with PNC Bank. The increase of $16,488 in accounts payable was primarily due to 2012 acquisitions and a higher level of business activity in the fourth quarter of 2012 compared to the fourth quarter of 2011. The increase in income taxes payable of $12,071 was largely due to the timing of domestic income earned. The increase of $20,656 in accrued liabilities was primarily due to acquired businesses and increases in customer rebates and sales commissions related to higher sales. The $11,519 increase in customer advanced payments was mostly due to acquired businesses. Current maturities of long-term debt increased as a result of the reclassification from long-term to current of our $50,000 Prudential Senior note due in February 2013. The long-term debt increase of $214,582 reflects $200,000 of borrowings under a senior note purchase agreement in July 2012 and additional borrowings under our revolving credit agreement, partially offset by the reclassification mentioned above. Long-term obligations under capital leases increased $5,743 primarily due to a leased facility in Swainsboro, Georgia. The $38,341 increase in long-term pension obligations was primarily the result of a decrease in the discount rate for U.S. plans and plans of an acquired company. Long-term deferred tax liabilities increased $8,744, primarily as a result of amortization of goodwill for tax purposes, utilization of a tax loss carryforward and 2012 acquisitions, partially offset by the tax effect of pension and postretirement amounts recorded in other comprehensive income.

In September 2011, the board of directors approved a stock repurchase program of up to $100,000. This program was completed in April 2012, and the board of directors approved an additional repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During 2012, we repurchased 1,831 shares within these programs for a total amount of $86,022.

As of October 31, 2012, approximately 73 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $400,487 and $391,679 at October 31, 2012 and 2011, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset United States taxes due upon the distribution.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2012:

Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$583,709	$55,668	$21,346	$311,211	$195,484
Interest payments on long-term debt(1)	58,743	8,563	14,347	13,220	22,613
Capital lease obligations(2)	21,093	6,714	7,771	1,424	5,184
Operating leases(2)	44,767	12,408	13,435	7,459	11,465
Notes payable(3)	50,001	50,001	—	—	—
Contributions related to pension and postretirement benefits(4)	28,800	28,800	—	—	—
Purchase obligations(5)	45,684	45,595	89	—	—

Total obligations	$832,797	$207,749	$56,988	$333,314	$234,746

(1)   We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in 2017 and may be increased to $750,000 under certain conditions. This facility replaced our previous facility that was scheduled to expire in 2012. At October 31, 2012, $262,450 was outstanding under this facility, compared to $192,200 outstanding at October 31, 2011 under the prior credit facility. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing EBITDA to be at least three times consolidated trailing interest expense (both as defined in the credit agreement). At October 31, 2012, we were in compliance with all debt covenants, and the amount we could borrow under the credit facility would not have been limited by any debt covenants.

In 2008, we entered into a Note Purchase and Private Shelf Agreement (the Agreement) with Prudential Investment Management, Inc. The Agreement consists of a $50,000 Senior Note and a $100,000 Private Shelf Facility. The Private Shelf Facility expired in February 2011 and was not drawn upon. The Senior Note bears interest at a rate of 4.98 percent and matures on February 22, 2013 and is unsecured. The Agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at October 31, 2012.

In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At October 31, 2012, $69,445 was outstanding under this facility at a fixed rate of 2.21 percent per annum. We were in compliance with all covenants at October 31, 2012, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2012.

See Note 8 for additional information.

(2)  See Note 6 for additional information.

(3)  In 2012, we entered into a $250,000 Credit Agreement with PNC Bank. The agreement provides for a delayed draw term loan facility that matures 364 days after the date of the agreement. We borrowed $250,000 under this agreement for the EDI and Xaloy acquisitions and repaid $200,000 using proceeds of the Senior Notes described above, leaving a balance of $50,000 outstanding at October 31, 2012. No additional borrowings can be made under this agreement, and any future repayments will reduce the maximum amount by the amount of the repayment. We were in compliance with all covenants at October 31, 2012. In addition, we have various lines of credit with foreign banks totaling $40,260 of which $40,259 was unused at October 31, 2012.

See Note 7 for additional information.

(4)  Pension and postretirement plan funding amounts after 2013 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 3 for additional information.

(5)  Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2013. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2012 remained strong relative to 2011 and recent years, while uncertainties persisted in global financial markets and the general economic environment. Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness. Primary sources of capital to meet these needs, as well as other opportunistic investments, are cash provided by operations and borrowings under our loan agreements. In 2012, cash from operations was 20 percent of revenue. With respect to borrowing under existing loan agreements, as of October 31, 2012, we had $237,550 available capacity under our five-year term, $500,000 unsecured, multicurrency credit facility. In addition, we had $75,000 borrowing capacity remaining on our $150,000 three-year Private Shelf agreement with New York Life Investment Management LLC. While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Other loan agreements exist with no remaining borrowing capacity, but factor into debt covenant calculations that affect future borrowing capacity. As of October 31, 2012, we have a balance of $50,000 due on our $250,000 credit agreement with PNC Bank. No additional amount can be re-borrowed under this agreement. On July 26, 2012, we entered into a note purchase agreement with a group of insurance companies under which we sold $200,000 of senior notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. And since 2008, we have had a $50,000 senior note with Prudential Investment Management, Inc. that will mature in 2013.

Respective to all of these loans are two primary covenants, the leverage ratio that restricts indebtedness (net of cash) to a maximum 3.5 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be at minimum three times four-quarter trailing interest expense. (Debt, EBITDA, and interest expense are as defined in respective credit agreements.) With respect to these two primary covenants as of October 31, 2012, we were approximately 41 percent of the most restrictive leverage ratio and approximately seven times the most restrictive interest coverage ratio. Unused borrowing capacity under existing loan agreements would amount to an additional 22 percent of the most restrictive leverage ratio for four-quarter trailing EBITDA as of October 31, 2012.

We move forward with caution in our approach to 2013, given persistent uncertainties related primarily to European sovereign debt issues, US deficit reduction issues, and prospects for slowing growth in Asian markets. Though the near-term global macroeconomic outlook remains somewhat unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on continued operational improvements by employing continuous improvement methodologies to our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders as well as enabling us to invest in the development of new applications and markets for our technologies and pursue strategic acquisition opportunities. For fiscal years 2009 — 2012, excluding voluntary contributions to US defined benefit plans in 2010, cash from operations have been 19 to 21 percent of revenues, resulting in more than sufficient cash for our ordinary business requirements. Our available borrowing capacity primarily will enable us to make opportunistic investments in our own common shares and strategic business combinations.

With respect to contractual spending, the table above presents our financial obligations as $832,797 of which $207,749 is payable in 2013. As of March 1, 2012, we have in place a stock repurchase program approved by the board of directors and authorizing management at its discretion to repurchase shares up to $100,000. As of October 31, 2012, we have $84,883 remaining under this authorization. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. Capital expenditures for 2013 will be focused primarily upon our continued efforts to leverage our information systems platform and invest in projects that improve manufacturing and distribution operations.

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

In 2012, as compared with 2011, the United States dollar was generally stronger against foreign currencies. If 2011 exchange rates had been in effect during 2012, sales would have been approximately $26,386 higher and third-party costs would have been approximately $16,015 higher. In 2011, as compared with 2010, the United States dollar was generally weaker against foreign currencies. If 2010 exchange rates had been in effect during 2011, sales would have been approximately $33,499 lower and third-party costs would have been approximately $17,872 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

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

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2012, we did not have material foreign currency exposure.

Note 9 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2012

	2013	2014	2015	2016	2017	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$55,668	$10,671	$10,675	$10,679	$38,082	$195,484	$321,259	$322,174
Average interest rate on total borrowings outstanding during the year	3.1%	2.8%	2.8%	2.8%	2.8%	2.9%	3.1%

At October 31, 2011

	2012	2013	2014	2015	2016	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$5,664	$55,668	$10,671	$10,675	$10,679	$33,566	$126,923	$121,650
Average interest rate on total borrowings outstanding during the year	3.3%	3.4%	2.2%	2.2%	2.2%	2.3%	3.3%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 1.1 percent at October 31, 2012 and 0.5 percent at October 31, 2011. A one percent increase in interest rates would have resulted in additional interest expense of approximately $2,951 on the variable rate notes payable and long-term debt in 2012.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2012, 2011 and 2010	2012	2011	2010
(In thousands except for per-share amounts)
Sales	$1,409,578	$1,233,159	$1,041,551
Operating costs and expenses:
Cost of sales	584,249	484,727	419,937
Cost of sales — restructuring	2,040	—	—
Selling and administrative expenses	485,285	429,489	384,752
Severance and restructuring costs	2,524	1,589	2,029
Long-lived asset impairments	—	1,811	—

	1,074,098	917,616	806,718

Operating profit	335,480	315,543	234,833
Other income (expense):
Interest expense	(11,153)	(5,069)	(6,263)
Interest and investment income	463	569	819
Other — net	1,463	3,518	1,930

	(9,227)	(982)	(3,514)

Income before income taxes	326,253	314,561	231,319
Income tax provision:
Current	91,596	91,481	36,441
Deferred	9,828	716	26,830

	101,424	92,197	63,271

Net income	$224,829	$222,364	$168,048

Average common shares	64,407	67,616	67,610
Incremental common shares attributable to outstanding stock options, nonvested stock and deferred stock-based compensation	696	809	832

Average common shares and common share equivalents	65,103	68,425	68,442

Basic earnings per share	$3.49	$3.29	$2.49
Diluted earnings per share	$3.45	$3.25	$2.46
Dividends declared per common share	$0.525	$0.44	$0.39

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years ended October 31, 2012, 2011 and 2010	2012	2011	2010
(In thousands)
Net income	$224,829	$222,364	$168,048
Components of other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(10,806)	562	(4,361)
Pension and postretirement benefit plans:
Prior service credit arising during the year	2,142	714	1,138
Net actuarial loss arising during the year	(23,829)	(20,966)	(15,466)
Amortization of prior service cost	(183)	(300)	(1,120)
Amortization of actuarial loss	7,899	6,284	6,593
Remeasurement of supplemental pension liability	—	—	(2,746)
Settlement loss recognized	563	—	5,126

Total pension and postretirement benefit plans	(13,408)	(14,268)	(6,475)
Total other comprehensive loss	(24,214)	(13,706)	(10,836)

Total comprehensive income	$200,615	$208,658	$157,212

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2012 and 2011	2012	2011
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$41,239	$37,408
Marketable securities	279	—
Receivables — net	324,563	254,310
Inventories — net	169,585	141,912
Deferred income taxes	29,929	25,378
Prepaid expenses	21,028	17,949

Total current assets	586,623	476,957
Property, plant and equipment — net	174,931	130,883
Goodwill	812,817	547,826
Intangible assets — net	227,891	120,699
Other assets	27,253	28,085

	$1,829,515	$1,304,450

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$50,001	$33
Accounts payable	62,869	46,381
Income taxes payable	27,354	15,283
Accrued liabilities	121,950	101,294
Customer advance payments	20,894	9,375
Current maturities of long-term debt	55,668	5,664
Current obligations under capital leases	4,948	4,131

Total current liabilities	343,684	182,161
Long-term debt	528,041	313,459
Obligations under capital leases	10,945	5,202
Pension obligations	161,399	123,058
Postretirement obligations	69,851	71,943
Deferred income taxes	26,159	17,415
Other liabilities	19,666	19,889
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized; 98,023 shares issued at October 31, 2012 and 2011	12,253	12,253
Capital in excess of stated value	287,581	272,928
Retained earnings	1,181,245	990,221
Accumulated other comprehensive loss	(104,226)	(80,012)
Common shares in treasury, at cost	(707,083)	(624,067)

Total shareholders’ equity	669,770	571,323

	$1,829,515	$1,304,450

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2012, 2011 and 2010	2012	2011	2010
(In thousands)
Number of common shares in treasury
Balance at beginning of year	32,422	30,152	30,667
Shares issued under company stock and employee benefit plans	(571)	(936)	(1,448)
Purchase of treasury shares	1,915	3,206	933

Balance at end of year	33,766	32,422	30,152

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$272,928	$255,595	$241,494
Shares issued under company stock and employee benefit plans	(504)	1,564	(1,330)
Tax benefit from stock option and restricted stock transactions	4,792	6,924	7,798
Stock-based compensation	10,365	8,845	7,633

Balance at end of year	$287,581	$272,928	$255,595

Retained earnings
Balance at beginning of year	$990,221	$797,695	$656,086
Net income	224,829	222,364	168,048
Dividends paid ($.525 per share in 2012, $.44 per share in 2011, and $.39 per share in 2010)	(33,805)	(29,838)	(26,439)

Balance at end of year	$1,181,245	$990,221	$797,695

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(80,012)	$(66,306)	$(55,470)
Translation adjustments	(10,806)	562	(4,361)
Remeasurement of supplemental pension liability, net of tax of $1,648	—	—	(2,746)
Settlement loss recognized, net of tax of $(331) in 2012 and $(3,085) in 2010	563	—	5,126
Net prior service cost arising during the year, net of tax of $(1,078) in 2012, $(315) in 2011 and $3 in 2010	1,959	414	18
Net actuarial loss arising during the year, net of tax of $7,791 in 2012, $9,002 in 2011 and $4,756 in 2010	(15,930)	(14,682)	(8,873)

Balance at end of year	$(104,226)	$(80,012)	$(66,306)

Common shares in treasury, at cost
Balance at beginning of year	$(624,067)	$(494,165)	$(484,387)
Shares issued under company stock and employee benefit plans	7,762	13,315	20,309
Purchase of treasury shares	(90,778)	(143,217)	(30,087)

Balance at end of year	$(707,083)	$(624,067)	$(494,165)

Total shareholders’ equity	$669,770	$571,323	$505,072

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2012, 2011 and 2010	2012	2011	2010
(In thousands)
Cash flows from operating activities:
Net income	$224,829	$222,364	$168,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,469	20,758	22,625
Amortization	14,521	8,018	6,263
Long-lived asset impairments	—	1,811	—
Provision for losses on receivables	710	977	607
Deferred income taxes	9,828	716	26,830
Tax benefit from the exercise of stock options	(4,792)	(6,924)	(7,798)
Non-cash stock compensation	10,365	8,845	7,633
(Gain)/loss on sale of property, plant and equipment	(638)	362	(18)
Loss on divestiture	—	—	357
Other	(3,919)	(5,628)	(10,791)
Changes in operating assets and liabilities:
Receivables	(49,595)	(4,474)	(50,732)
Inventories	171	(14,666)	(15,004)
Other current assets	(1,201)	(1,619)	222
Other noncurrent assets	(1,290)	875	(2,837)
Accounts payable	4,882	4,389	7,046
Income taxes payable	18,855	(1,993)	18,170
Accrued liabilities	12,923	3,263	5,466
Customer advance payments	2,124	(2,382)	2,614
Other noncurrent liabilities	12,156	12,035	(38,515)

Net cash provided by operating activities	274,398	246,727	140,186
Cash flows from investing activities:
Additions to property, plant and equipment	(30,959)	(20,239)	(14,317)
Proceeds from sale of property, plant and equipment	6,120	161	354
Proceeds from sale of product lines	2,213	—	(990)
Acquisition of businesses, net of cash acquired	(443,864)	(292,980)	(18,576)
Proceeds from sale of (purchases of) marketable securities	(279)	7,552	(7,795)

Net cash used in investing activities	(466,769)	(305,506)	(41,324)
Cash flows from financing activities:
Proceeds from short-term borrowings	250,001	190	12,566
Repayment of short-term borrowings	(200,033)	(2,361)	(11,411)
Proceeds from long-term debt	401,175	1,039,800	116,000
Repayment of long-term debt	(136,589)	(830,937)	(162,290)
Repayment of capital lease obligations	(5,203)	(4,738)	(4,392)
Issuance of common shares	4,934	9,652	13,828
Purchase of treasury shares	(88,455)	(137,989)	(24,935)
Tax benefit from the exercise of stock options	4,792	6,924	7,798
Dividends paid	(33,805)	(29,838)	(26,439)

Net cash provided by (used in) financing activities	196,817	50,703	(79,275)
Effect of exchange rate changes on cash	(615)	3,155	3,961

Increase (decrease) in cash and cash equivalents	3,831	(4,921)	23,548
Cash and cash equivalents at beginning of year	37,408	42,329	18,781

Cash and cash equivalents at end of year	$41,239	$37,408	$42,329

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

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price (BESP) is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2012, 2011 and 2010 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $10,935, $9,008 and $8,267 in 2012, 2011 and 2010, respectively.

Research and development — Research and development costs are expensed as incurred and were $36,535, $26,997 and $23,835 in 2012, 2011 and 2010, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 75, 71 and 17 common shares were excluded from the diluted earnings per share calculation in 2012, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

Cash and cash equivalents — Highly liquid instruments with maturities of 90 days or less at date of purchase are considered to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

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

Notes to Consolidated Financial Statements — (Continued)

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 24 percent of consolidated inventories at October 31, 2012, and 26 percent at October 31, 2011. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $6,810 and $6,779 higher than reported at October 31, 2012 and October 31, 2011, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2012, 2011 or 2010.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2012, the weighted average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	14 years
Customer relationships	15 years
Noncompete agreements	5 years
Trade names	16 years

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

Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2012 and 2011, consisted of:

	2012	2011
Translation adjustments	$26,234	$37,040
Pension and postretirement benefit plan adjustments	(130,460)	(117,052)

	$(104,226)	$(80,012)

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

Following is a reconciliation of the product warranty liability for 2012 and 2011:

	2012	2011
Balance at beginning of year	$6,723	$5,242
Accruals for warranties	5,430	7,417
Warranty assumed from acquisitions	2,252	72
Warranty payments	(5,307)	(6,017)
Currency adjustments	(169)	9

Balance at end of year	$8,929	$6,723

Presentation — Certain amounts for 2011 and 2010 have been reclassified to conform to 2012 presentation.

Note 2 — Recently issued accounting standards

In December 2010, the Financial Accounting Standards Board (FASB) issued guidance that provides requirements for pro forma revenue and earnings disclosures related to business combinations. This guidance requires disclosure of revenue and earnings of the combined business as if the combination occurred at the start of the prior annual reporting period only. We adopted this standard on November 1, 2011, and required disclosures are included in Note 13.

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

In June 2011, the FASB issued an Accounting Standards Update (ASU) that amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted this guidance in 2012, and it did not impact our consolidated financial statements, as it only resulted in a change in the format of presentation.

Notes to Consolidated Financial Statements — (Continued)

In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment. Companies will have the option to first assess qualitative factors to determine the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, companies determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for us beginning in 2013, with early adoption permitted. Adoption of this guidance could change our annual process for goodwill impairment testing, but will not impact the financial statements.

Note 3 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2012, 2011 and 2010 was approximately $10,827, $8,594 and $7,945, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$268,949	$237,370	$71,361	$71,936
Service cost	7,488	6,058	1,504	2,097
Interest cost	12,137	12,008	3,002	2,973
Participant contributions	—	—	133	124
Plan amendments	(3,199)	5	—	(1,210)
Addition of plans from business combination	14,935	—	—	—
Foreign currency exchange rate change	—	—	(2,000)	345
Actuarial (gain) loss	36,852	21,289	11,934	(2,567)
Benefits paid	(10,370)	(7,781)	(2,501)	(2,337)

Benefit obligation at end of year	$326,792	$268,949	$83,433	$71,361

Change in plan assets:
Beginning fair value of plan assets	$184,701	$175,864	$32,167	$29,799
Actual return on plan assets	22,088	15,946	1,283	672
Company contributions	9,060	672	3,492	3,788
Participant contributions	—	—	133	124
Addition of plans from business combination	8,649	—	—	—
Foreign currency exchange rate change	—	—	(357)	121
Benefits paid	(10,370)	(7,781)	(2,501)	(2,337)

Ending fair value of plan assets	$214,128	$184,701	$34,217	$32,167

Funded status at end of year	$(112,664)	$(84,248)	$(49,216)	$(39,194)

Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$144	$191
Accrued benefit liability	(620)	(571)	(5)	(4)
Long-term pension and retirement obligations	(112,044)	(83,677)	(49,355)	(39,381)

Total amount recognized in financial statements	$(112,664)	$(84,248)	$(49,216)	$(39,194)

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2012	2011	2012	2011
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$154,238	$136,927	$26,310	$14,937
Prior service cost (credit)	(1,506)	2,035	(1,080)	(1,201)

Accumulated other comprehensive loss	$152,732	$138,962	$25,230	$13,736

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$13,943	$11,356	$1,418	$579
Amortization of prior service cost (credit)	157	667	(96)	(98)

Total	$14,100	$12,023	$1,322	$481

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2012	2011	2012	2011
Balance at beginning of year	$138,962	$126,144	$13,736	$17,500
Net (gain) loss arising during the year	29,877	20,917	12,197	(1,773)
Prior service cost (credit) arising during the year	(3,199)	5	—	(1,210)
Net gain (loss) recognized during the year	(11,672)	(7,438)	(564)	(858)
Prior service (cost) credit recognized during the year	(342)	(666)	97	(5)
Settlement loss	(894)	—	—	—
Exchange rate effect during the year	—	—	(236)	82

Balance at end of year	$152,732	$138,962	$25,230	$13,736

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2012	2011	2012	2011
For all plans:
Accumulated benefit obligation	$316,080	$261,767	$65,725	$56,529
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	326,792	268,949	70,153	64,945
Accumulated benefit obligation	316,080	261,767	58,425	54,749
Fair value of plan assets	214,128	184,701	26,757	30,185

Notes to Consolidated Financial Statements — (Continued)

Net pension benefit costs include the following components:

	United States			International
	2012	2011	2010	2012	2011	2010
Service cost	$7,488	$6,058	$5,997	$1,504	$2,097	$1,632
Interest cost	12,137	12,008	11,883	3,002	2,973	2,791
Expected return on plan assets	(14,901)	(15,575)	(14,716)	(1,547)	(1,466)	(1,348)
Amortization of prior service cost (credit)	342	666	579	(97)	5	49
Amortization of net actuarial (gain) loss	11,672	7,438	6,181	564	858	369
Settlement loss	682	—	8,022	—	—	190

Total benefit cost	$17,420	$10,595	$17,946	$3,426	$4,467	$3,683

Net periodic pension cost for 2012 included a settlement loss of $682, due to a plan termination. Net periodic pension cost for 2010 included settlement losses of $8,212, due to lump sum retirement payments.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.85%	4.46%	5.21%	3.52%	4.43%	4.17%
Rate of compensation increase	3.12	3.20	3.30	3.13	3.16	3.21
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate	4.46	5.21	5.50	4.43	4.17	4.78
Expected return on plan assets	7.75	8.25	8.51	4.85	4.84	4.85
Rate of compensation increase	3.20	3.30	3.30	3.16	3.21	2.86

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The decrease in the discount rate in 2012 and 2011 is due to lower yields for these types of investments as a result of the economic environment.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and other professionals in developing appropriate return assumptions. The rate of compensation increase is based on managements’ estimates using historical experience and expected increases in rates.

Notes to Consolidated Financial Statements — (Continued)

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2012	$(3,897)	$4,670	$(851)	$1,398
Effect on pension obligation as of October 31, 2012	$(37,767)	$47,918	$(13,344)	$17,074
Expected return on assets:
Effect on total service and interest cost components in 2012	$(1,890)	$1,890	$(321)	$321
Effect on pension obligation as of October 31, 2012	$—	$—	$—	$—
Compensation increase:
Effect on total service and interest cost components in 2012	$2,792	$(2,309)	$903	$(734)
Effect on pension obligation as of October 31, 2012	$17,886	$(14,864)	$6,304	$(5,468)

The allocation of pension plan assets as of October 31, 2012 and 2011 is as follows:

	United States		International
	2012	2011	2012	2011
Asset Category
Equity securities	37%	22%	—%	—%
Debt securities	20	33	—	—
Insurance contracts	—	—	56	58
Pooled investment funds	42	44	43	41
Other	1	1	1	1

Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 86 percent of the worldwide pension assets. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The current target in “return-seeking assets” is 60 percent and 40 percent in fixed income. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Our international plans comprise 14 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2012 by asset category are in the table below.

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,346	$1,346	$—	$—	$323	$323	$—	$—
Money market funds	2,114	2,114	—	—	—	—	—	—
Equity securities:
Basic materials	5,849	5,849	—	—	—	—	—	—
Consumer goods	7,359	7,359	—	—	—	—	—	—
Financial	9,190	9,190	—	—	—	—	—	—
Healthcare	4,891	4,891	—	—	—	—	—	—
Industrial goods	3,174	3,174	—	—	—	—	—	—
Technology	4,581	4,581	—	—	—	—	—	—
Utilities	1,491	1,491	—	—	—	—	—	—
Mutual funds	39,900	39,900	—	—	—	—	—	—
Fixed income securities:
U.S. Government	17,697	1,784	15,913	—	—	—	—	—
Corporate	24,865	—	24,865	—	—	—	—	—
Other	593	—	593	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	19,046	—	—	19,046
Real estate collective funds	13,110	—	—	13,110	—	—	—	—
Pooled investment funds	77,220	—	77,220	—	14,848	—	14,848	—
Other	748	748	—	—	—	—	—	—

	$214,128	$82,427	$118,591	$13,110	$34,217	$323	$14,848	$19,046

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2011 by asset category are in the table below.

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$618	$618	$—	$—	$322	$322	$—	$—
Money market funds	1,845	1,845	—	—	—	—	—	—
Equity securities:
Basic materials	5,081	5,081	—	—	—	—	—	—
Consumer goods	5,942	5,942	—	—	—	—	—	—
Financial	6,989	6,989	—	—	—	—	—	—
Healthcare	4,062	4,062	—	—	—	—	—	—
Industrial goods	3,993	3,993	—	—	—	—	—	—
Technology	4,767	4,767	—	—	—	—	—	—
Utilities	1,578	1,578	—	—	—	—	—	—
Mutual funds	7,353	7,353	—	—	—	—	—	—
Fixed income securities:
U.S. Government	24,224	2,445	21,779	—	—	—	—	—
Corporate	35,514	—	35,514	—	—	—	—	—
Other	826	—	826	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	18,501	—	—	18,501
Pooled investment funds	81,062	—	81,062	—	13,344	—	13,344	—
Other	847	847	—	—	—	—	—	—

	$184,701	$45,520	$139,181	$—	$32,167	$322	$13,344	$18,501

At October 31, 2012 and 2011, the pension plans did not have any investment in our common shares.

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

Notes to Consolidated Financial Statements — (Continued)

•

Real estate collective funds — These funds are valued at the estimated fair value of the underlying properties. Estimated fair value is calculated using a combination of key inputs, such as revenue and expense growth rates, terminal capitalization rates and discount rates. These investments are classified as Level 3.

•

Pooled investment funds — These are public investment vehicles valued using the net asset value. The net asset value is based on the value of the assets owned by the plan, less liabilities. These investments are not quoted on an active exchange and are classified as Level 2.

The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the years ended October 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$18,501	$17,699
Net unrealized gains	1,949	55
Net realized gains	2	—
Purchases	14,311	2,202
Sales	(2,183)	(1,523)
Transfers in (out)	—	—
Foreign currency translation	(424)	68

Balance at end of year	$32,156	$18,501

Contributions to pension plans in 2013 are estimated to be approximately $26,500.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2013	$9,899	$1,909
2014	10,750	2,324
2015	11,781	2,874
2016	12,856	2,395
2017	13,974	2,096
2018-2022	87,241	19,331

Other postretirement plans — We have an unfunded postretirement benefit plan covering certain of our United States employees. Employees hired after January 1, 2002, are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory, with retiree contributions in the form of premiums that are adjusted annually, and contains other cost-sharing features, such as deductibles and coinsurance. We also sponsor an unfunded, non-contributory postretirement benefit plan that provides medical and life insurance benefits for certain international employees.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$73,392	$55,599	$678	$659
Service cost	1,183	1,122	28	31
Interest cost	2,759	2,932	41	41
Participant contributions	1,393	1,307	—	—
Plan amendment	(202)	—	—	—
Foreign currency exchange rate change	—	—	1	13
Actuarial (gain) loss	(4,315)	14,409	107	(62)
Benefits paid	(2,982)	(1,977)	(4)	(4)

Benefit obligation at end of year	$71,228	$73,392	$851	$678

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,589	670	4	4
Participant contributions	1,393	1,307	—	—
Benefits paid	(2,982)	(1,977)	(4)	(4)

Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(71,228)	$(73,392)	$(851)	$(678)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,224)	$(2,123)	$(4)	$(4)
Long-term postretirement obligations	(69,004)	(71,269)	(847)	(674)

Total amount recognized in financial statements	$(71,228)	$(73,392)	$(851)	$(678)

The 2012 Amendment noted in the table above relates to a change in the plan design of the retiree medical plan effective January 1, 2013 moving to a Health Reimbursement Arrangement for post-65 coverage.

	United States		International
	2012	2011	2012	2011
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$31,585	$37,690	$(138)	$(260)
Prior service cost (credit)	(1,934)	(2,316)	—	—

Accumulated other comprehensive (gain) loss	$29,651	$35,374	$(138)	$(260)

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$2,214	$2,681	$(4)	$(14)
Amortization of prior service cost (credit)	(1,758)	(584)	—	—

Total	$456	$2,097	$(4)	$(14)

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2012	2011	2012	2011
Balance at beginning of year	$35,374	$21,423	$(260)	$(203)
Net (gain) loss arising during the year	(4,315)	14,410	108	(62)
Prior service cost (credit) arising during the year	(202)	—	—	—
Net gain (loss) recognized during the year	(1,790)	(1,606)	14	8
Prior service credit (cost) recognized during the year	584	1,147	—	—
Exchange rate effect during the year	—	—	—	(3)

Balance at end of year	$29,651	$35,374	$(138)	$(260)

Net postretirement benefit costs include the following components:

	United States			International
	2012	2011	2010	2012	2011	2010
Service cost	$1,183	$1,122	$837	$28	$31	$29
Interest cost	2,759	2,932	2,504	41	41	44
Amortization of prior service cost (credit)	(584)	(1,147)	(1,147)	—	—	—
Amortization of net actuarial (gain) loss	1,789	1,606	1,170	(14)	(8)	(5)

Total benefit cost	$5,147	$4,513	$3,364	$55	$64	$68

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.85%	4.50%	5.25%	4.40%	5.85%	5.75%
Health care cost trend rate	4.90	9.36	9.00	7.00	7.00	6.80
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.60	5.00	5.00	3.50	3.50	4.80
Year the rate reaches the ultimate trend rate	2017	2016	2020	2031	2031	2013
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate	4.50%	5.25%	5.50%	5.85%	5.75%	6.75%

The decrease in the weighted-average health care cost trend rate in the United States relates to a change in the plan design of the retiree medical plan effective January 1, 2013 moving to a Health Reimbursement Arrangement for post-65 coverage.

Notes to Consolidated Financial Statements — (Continued)

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2012	$(858)	$1,056	$(8)	$10
Effect on postretirement obligation as of October 31, 2012	$(9,402)	$11,835	$(163)	$217
Health care trend rate:
Effect on total service and interest cost components in 2012	$699	$(558)	$18	$(13)
Effect on postretirement obligation as of October 31, 2012	$10,827	$(8,766)	$205	$(158)

Contributions to postretirement plans in 2013 are estimated to be approximately $2,300.

Retiree postretirement benefit payments are anticipated to be paid as follows:

	United States		International
Year	With Medicare Part D Subsidy	Without Medicare Part D Subsidy
2013	$2,273	$2,322	$4
2014	2,491	2,491	4
2015	2,771	2,771	12
2016	3,032	3,032	13
2017	3,250	3,250	14
2018-2022	18,548	18,548	106

Note 4 — Income taxes

Income tax expense includes the following:

	2012	2011	2010
Current:
U.S. federal	$51,458	$53,983	$9,811
State and local	1,378	2,029	29
Foreign	38,760	35,469	26,601

Total current	91,596	91,481	36,441
Deferred:
U.S. federal	7,204	1,851	34,097
State and local	782	23	(2,771)
Foreign	1,842	(1,158)	(4,496)

Total deferred	9,828	716	26,830

	$101,424	$92,197	$63,271

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $177,035, $181,258 and $130,149 in 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense in 2012 includes a benefit of $2,717 related to the utilization of loss carryforwards and to the release of the valuation allowance related to loss carryforwards which are expected to be utilized in future years. Income tax expense in 2011 and 2010 includes a benefit related to the utilization of loss carryforwards of $682 and $1,876, respectively.

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

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2012	2011	2010
Statutory federal income tax rate	35.00%	35.00%	35.00%
Domestic Production Deduction	(1.82)	(1.76)	(0.75)
Foreign tax rate variances, net of foreign tax credits	(2.31)	(2.51)	(4.56)
State and local taxes, net of federal income tax benefit	0.43	0.42	(0.79)
Tax expense related to tax law change	—	—	2.27
Tax benefit from sale of UV product lines	—	—	(4.43)
Amounts related to prior years	(0.31)	(1.31)	0.34
Other — net	0.10	(0.53)	0.27

Effective tax rate	31.09%	29.31%	27.35%

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $149,218, $133,303 and $101,170 in 2012, 2011 and 2010, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $400,487 and $391,679 at October 31, 2012 and 2011, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset United States taxes due upon the distribution.

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2012 and 2011, total unrecognized tax benefits were $3,140 and $2,576, respectively. The amounts that, if recognized, would impact the effective tax rate were $2,601 and $2,517 at October 31, 2012 and 2011, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance at beginning of year	$2,576	$4,078	$3,969
Additions based on tax positions related to the current year	148	387	388
Additions for tax positions of prior years	896	138	359
Reductions for tax positions of prior years	—	—	(638)
Settlements	—	(2,027)	—
Lapse of statute of limitations	(480)	—	—

Balance at end of year	$3,140	$2,576	$4,078

At October 31, 2012 and 2011, we had accrued interest expense related to unrecognized tax benefits of $304 and $327, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2009 through 2012 tax years; tax years prior to 2009 have been examined by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2006. Within the next twelve months, it is reasonably possible that certain foreign statute of limitations periods would expire, which could result in a decrease in our unrecognized tax benefits in a range of $0 to $1,000.

Significant components of deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Employee benefits	$88,821	$79,027
Other accruals not currently deductible for taxes	17,991	12,114
Tax credit and loss carryforwards	17,145	12,576
Inventory adjustments	5,278	4,085
Translation of foreign currency accounts	929	716

Total deferred tax assets	130,164	108,518
Valuation allowance	(5,046)	(6,051)

Total deferred tax assets	125,118	102,467
Deferred tax liabilities:
Depreciation and amortization	121,348	94,487
Translation of foreign currency accounts	—	17

Total deferred tax liabilities	121,348	94,504

Net deferred tax assets	$3,770	$7,963

At October 31, 2012, we had $1,869 of tax credit carryforwards of which $715 will expire in 2013 through 2030, and $1,154 of which has an indefinite carryforward period. We also had $31,054 Federal, $54,527 state and $5,308 foreign operating loss carryforwards, of which $85,581 will expire in 2013 through 2032, and $5,308 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $1,005

Notes to Consolidated Financial Statements — (Continued)

in 2012 and a decrease of $1,442 in 2011. The valuation allowance of $5,046 at October 31, 2012, relates primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Note 5 — Details of balance sheet

	2012	2011
Receivables:
Accounts	$308,604	$235,240
Notes	13,797	16,082
Other	5,938	6,299

	328,339	257,621
Allowance for doubtful accounts	(3,776)	(3,311)

	$324,563	$254,310

Inventories:
Finished goods	$103,552	$98,879
Work-in-process	22,159	13,971
Raw materials and finished parts	71,189	51,891

	196,900	164,741
Obsolescence and other reserves	(20,505)	(16,050)
LIFO reserve	(6,810)	(6,779)

	$169,585	$141,912

Property, plant and equipment:
Land	$8,533	$7,791
Land improvements	3,424	3,392
Buildings	125,338	121,870
Machinery and equipment	257,229	207,734
Enterprise management system	43,335	43,006
Construction-in-progress	10,110	5,623
Leased property under capitalized leases	23,842	16,796

	471,811	406,212
Accumulated depreciation and amortization	(296,880)	(275,329)

	$174,931	$130,883

Accrued liabilities:
Salaries and other compensation	$46,930	$44,068
Pension and retirement	1,435	1,030
Taxes other than income taxes	10,766	9,252
Other	62,819	46,944

	$121,950	$101,294

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $13,822, $12,292 and $12,266 in 2012, 2011 and 2010, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2012	2011
Transportation equipment	$15,697	$14,215
Other	8,145	2,581

Total capitalized leases	23,842	16,796
Accumulated amortization	(7,614)	(6,969)

Net capitalized leases	$16,228	$9,827

In 2012, we entered into a lease for a new manufacturing facility in Swainsboro, Georgia that is being accounted for as a capitalized lease that is included in Other in the table above.

At October 31, 2012, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2013	$6,714	$12,408
2014	5,133	7,813
2015	2,639	5,622
2016	955	4,172
2017	469	3,287
Later years	5,184	11,465

Total minimum lease payments	21,094	$44,767

Less amount representing executory costs	2,065

Net minimum lease payments	19,029
Less amount representing interest	3,136

Present value of net minimum lease payments	15,893
Less current portion	4,948

Long-term obligations at October 31, 2012	$10,945

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2012	2011
Maximum borrowings under bank lines of credit:
Domestic banks	$50,000	$—
Foreign banks	40,260	43,305

Total	$90,260	$43,305

Outstanding notes payable:
Domestic bank debt	$50,000	$—
Foreign bank debt	1	33

Total	$50,001	$33

Weighted-average interest rate on notes payable	1.1%	1.5%
Unused bank lines of credit	$40,259	$43,272

In 2012, we entered into a 364-day, $250,000 Credit Agreement with PNC Bank. We borrowed $250,000 under this agreement for acquisitions made in 2012 and then repaid $200,000 using proceeds of the Senior Notes described in Note 8, leaving a balance of $50,000 outstanding at October 31, 2012. No additional borrowings can be made under this agreement, and any future repayments will reduce the maximum amount by the amount of the repayment.

Note 8 — Long-term debt

A summary of long-term debt is as follows:

	2012	2011
Revolving credit agreement, due 2017	$262,450	$192,200
Senior notes, due 2017-2025	200,000	—
Private shelf facility, due 2012-2020	69,445	75,000
Senior note, due 2013	50,000	50,000
Development loans, due 2011-2026	1,814	1,923

	583,709	319,123
Less current maturities	55,668	5,664

Long-term maturities	$528,041	$313,459

Revolving credit agreement — This $500,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in 2017. Payment of quarterly commitment fees is required. The weighted average interest rate for borrowings under this agreement was 1.23 percent at October 31, 2012.

Senior notes, due 2017-2025 —These fixed-rate notes entered into in 2012 with a group of insurance companies had an original weighted-average life of 8.78 years at the time of issuance. The weighted-average interest rate at October 31, 2012 was 2.93 percent.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At October 31, 2012, the amount outstanding under this facility was at a fixed rate of 2.21 percent per annum.

Notes to Consolidated Financial Statements — (Continued)

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

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2012, are as follows: $55,668 in 2013; $10,671 in 2014; $10,675 in 2015; and $10,679 in 2016 and $300,533 in 2017.

Note 9 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the hedges of balance sheet positions are recognized in each accounting period in “other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. In 2012, we recognized net gains of $294 on foreign exchange contracts and net losses of $1,310 from the change in fair value of balance sheet positions. In 2011, we recognized net losses of $11,277 on foreign exchange contracts and net gains of $13,477 from the change in fair value of balance sheet positions. In 2010, we recognized net gains of $7,970 on foreign exchange contracts and net losses of $6,749 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

The following table summarizes, by currency, forward exchange contracts outstanding at October 31, 2012 and 2011:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
October 31, 2012 contract amounts:
Euro	$3,186	$3,220	$95,370	$95,769
Pound sterling	—	—	28,771	28,959
Japanese yen	5,810	5,766	15,643	15,465
Others	5,273	5,244	37,443	37,666

Total	$14,269	$14,230	$177,227	$177,859

October 31, 2011 contract amounts:
Euro	$10,920	$10,967	$88,209	$87,736
Pound sterling	29,381	29,465	56,028	56,515
Japanese yen	16,723	16,416	15,788	15,566
Others	13,827	13,891	33,001	33,473

Total	$70,851	$70,739	$193,026	$193,290

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total

Notes to Consolidated Financial Statements — (Continued)

comprehensive income. For 2012 and 2011, net gains of $240 and net losses of $170, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and forward exchange contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2012, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$41,239	$41,239	$37,408	$37,408
Marketable securities	279	279	—	—
Notes payable	50,001	50,001	33	33
Long-term debt (including current portion)	583,709	584,624	319,123	313,850
Forward exchange contracts (net)	671	671	376	376

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices, which are considered to be Level 1 inputs under the fair value hierarchy.

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign exchange contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Note 10 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2012, 2011 or 2010.

Common — We have 160,000 authorized common shares without par value. At October 31, 2012 and 2011, there were 98,023 common shares issued. At October 31, 2012 and 2011, the number of outstanding common shares, net of treasury shares, was 64,257 and 65,601, respectively.

Common shares repurchased as part of publicly announced programs during 2012, 2011 and 2010 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2012	1,831	$86,022	$46.98
2011	3024	$134,163	$44.37
2010	697	$22,047	$31.63

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Stock-based compensation

The amended and restated 2004 long-term performance plan, approved by shareholders in 2008, provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, nonvested (restricted) stock units, cash awards and other stock- or performance-based incentives. The number of common shares available for grant is 2.5 percent of the number of common shares outstanding as of the first day of each year. At the end of 2012, there were 1,606 shares available for grant in 2013.

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense of $3,789, $2,906 and $2,231 for 2012, 2011 and 2010, respectively.

Following is a summary of stock options for 2012:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted-Average Remaining Term
Outstanding at October 31, 2011	1,851	$24.22
Granted	299	$43.73
Exercised	(365)	$19.90
Forfeited or expired	(21)	$30.19

Outstanding at October 31, 2012	1,764	$28.35	$54,141	6.2 years

Vested at October 31, 2012 or expected to vest	1,709	$28.07	$52,911	6.2 years
Exercisable at October 31, 2012	893	$22.05	$33,039	4.7 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$12 — $20	$21 — $28	$29 — $44
Number outstanding	629	499	636
Weighted-average remaining contractual life, in years	4.3	5.8	8.4
Weighted-average exercise price	$15.80	$26.58	$42.14
Number exercisable	484	320	89
Weighted-average exercise price	$16.22	$26.27	$38.44

As of October 31, 2012, there was $8,030 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.8 years.

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

	2012	2011
Expected volatility	45.4%-46.9%	43.1%-45.1%
Expected dividend yield	1.20%	1.28%
Risk-free interest rate	1.03%-1.23%	1.89%-2.25%
Expected life of the option (in years)	5.4-6.1	5.4-6.3

The weighted-average expected volatility used to value options granted in 2012 and 2011 was 46.2 percent and 44.3 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2012, 2011 and 2010 was $17.03, $16.80 and $11.08, respectively.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $13,329, $23,076 and $22,821, respectively. Cash received from the exercise of stock options for 2012, 2011 and 2010 was $4,934, $9,652 and $13,828, respectively. The tax benefit realized from tax deductions from exercises for 2012, 2011 and 2010 was $4,792, $6,924 and $7,798, respectively.

Nonvested (restricted) stock — We may grant nonvested (restricted) stock to our employees and directors. These shares may not be transferred for a designated period of time (one to three years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s early retirement, disability or death prior to the lapse of any restrictions. Restrictions lapse in the event of a recipient’s retirement at or after normal retirement age. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata forfeiture of shares.

As shares are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the stock are recognized when realized and credited to capital in excess of stated value.

The following table summarizes 2012 activity related to nonvested stock:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at October 31, 2011	81	$34.95
Granted	52	$45.62
Vested	(28)	$33.50
Forfeited	(5)	$42.53

Nonvested at October 31, 2012	100	$40.58

As of October 31, 2012, there was $2,119 of unrecognized compensation cost related to nonvested stock. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to nonvested stock was $1,724, $1,278 and $774 in 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements — (Continued)

Deferred directors’ compensation — Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at October 31, 2011	243	$17.51
Deferrals	3	$52.74
Restricted stock units vested	11	$28.47
Dividend equivalents	2	$51.68
Distributions	(59)	$15.93

Outstanding at October 31, 2012	200	$19.44

The amount charged to expense related to this plan was $265, $265 and $351 in 2012, 2011 and 2010, respectively.

Long-Term Incentive Plan — Under the Long-Term Incentive Plan, executive officers and selected other key employees receive common stock awards based on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, adjusted for dividends not to be paid. This value was $42.12 per share for both the executive officers and the selected other key employees for 2012 and $42.02 per share for both the executive officers and the selected other key employees for 2011. The per share values for 2010 were $26.10 and $29.52 for the executive officers group and $26.10 for the selected other key employees. The cumulative amounts recorded in shareholders’ equity at October 31, 2012, 2011 and 2010 were $8,707, $6,081 and $3,879, respectively. The amounts charged to expense for executive officers and selected other key employees in 2012, 2011 and 2010 were $4,235, $4,067 and $3,879, respectively.

Shares reserved for future issuance — At October 31, 2012, there were 2,682 of common shares reserved for future issuance through the exercise of outstanding options or rights.

Note 12 — Severance and restructuring costs

In order to optimize Industrial Coating Systems operations in Ohio, a restructuring initiative was undertaken in 2012 that resulted in $690 of severance costs. All severance amounts were paid in 2012.

In order to optimize Advanced Technology Systems operations, a restructuring initiative was undertaken in 2012 that will result in the consolidation of a facility in Florida with a facility in California. Severance costs associated with this initiative will be approximately $530. Of that amount, $12 was recorded in 2012, with the remainder to be recorded in 2013.

Notes to Consolidated Financial Statements — (Continued)

In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involved the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, were transferred. Severance costs and other termination fees associated with this action were $2,326. Of the total expense amount, $769 was recorded in 2012, and $1,557 was recorded in 2011. Payments of $2,326 were made in 2012. In addition, $2,916 of expenses related to production inefficiencies and moving costs were incurred in 2012. Of this amount, $2,040 was recorded in cost of sales, and $876 was recorded in severance and restructuring costs.

As a result of this restructuring initiative, we assessed the fair value of the Swainsboro, Norcross and Dawsonville facilities in 2011 and remeasured to fair value two of them using third-party property appraisals or market-corroborated inputs. The amount of Level 2 long-lived assets measured at fair value on a non-recurring basis was $4,150. Impairment losses of $1,322 on the two facilities were recorded in long-lived asset impairments in the Consolidated Statement of Income. The Swainsboro and Norcross facilities were sold in 2012, and the resulting net gain of $830 was included in other income in the Consolidated Statement of Income.

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was launched in 2011 that resulted in severance costs of $209. Of that amount, $177 was recorded in 2012, and $32 was recorded in 2011. Payments of $206 were made in 2012. In 2011, we also assessed the fair value of a facility and remeasured it to fair value using a third party appraisal. The amount of Level 2 long-lived assets measured at fair value on a non-recurring basis was $932. An impairment loss of $489 was recorded in long-lived asset impairments in the Consolidated Statement of Income. This facility was sold in 2012, and a loss of $117 was recorded in other expense in the Consolidated Statement of Income.

Cost reduction activities were taken in 2008 through 2010 primarily in response to economic conditions and with the objective of improving operating efficiencies. Total severance and related costs of these actions were $23,986, of which $2,029 was recorded in 2010. The severance costs were recorded in the Corporate segment.

Note 13 — Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statement of Income.

2012 acquisitions

On June 14, 2012, we acquired 100 percent of the outstanding shares of EDI Holdings, Inc. (EDI), a provider of slot coating and flat polymer extrusion dies for plastic processors and web converters headquartered in Chippewa Falls, Wisconsin. EDI is being reported in our Adhesive Dispensing Systems segment.

On June 21, 2012, we acquired 100 percent of the outstanding shares of Xaloy Superior Holdings, Inc. (Xaloy), a manufacturer of melt delivery components for injection and extrusion machinery in the global plastic processing industry headquartered in New Castle, Pennsylvania. Xaloy is being reported in our Adhesive Dispensing Systems segment.

On August 1, 2012 we acquired 100 percent of the outstanding shares of Sealant Equipment & Engineering, Inc. (SEE), a manufacturer of precision dispense systems and fluid dispense valves headquartered in Plymouth, Michigan. SEE is being reported in our Industrial Coating Systems segment.

Notes to Consolidated Financial Statements — (Continued)

These acquisitions were not individually material, but in the aggregate they must be disclosed pursuant to the business combinations guidance. Net sales and net income attributable to these acquisitions since their respective acquisition dates were approximately $76,968 and $2,584, respectively. The table below shows a preliminary allocation of the combined purchase price.

Fair values:
Current assets	$69,940
Non-current assets	57,808
Goodwill	266,677
Intangible assets subject to amortization	122,596
Current liabilities	(31,298)
Non-current liabilities	(33,456)

452,267
Less cash acquired	(8,403)

Purchase price	$443,864

The intangible assets consist of customer lists of $48,730, which are being amortized over a weighted average life of 9 years; technology assets of $25,740 which are being amortized over a weighted average life of 15 years; trade names of $43,710 which are being amortized over a weighted average life of 15 years; and non-compete agreements of $4,416, which are being amortized over a weighted average life of 2 years. The goodwill of $23,247 associated with the SEE acquisition is tax deductible, and none of the goodwill associated with the EDI and Xaloy acquisitions is tax deductible. However, there is $11,000 of goodwill related to their previous acquisitions that is tax deductible.

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

	2012	2011
Sales	$1,537,251	$1,429,798
Net income	$234,092	$225,867
Basic earnings per share	$3.63	$3.34
Diluted earnings per share	$3.60	$3.30

Proforma results for 2011 were adjusted to include $2,109 of acquisition-related expenses and $4,589 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. Proforma results for 2012 were adjusted to exclude $2,109 of acquisition-related expenses and $4,589 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. Proforma results for 2011 and 2012 includes $13,159 and $11,713 of pretax amortization expense related to intangible assets.

2011 acquisitions

Value Plastics — On August 26, 2011, we acquired 100 percent of the outstanding shares of Value Plastics, a leading designer and manufacturer of precision engineered, plastic molded, single-use fluid connection components headquartered in Fort Collins, Colorado. Value Plastics’ products are used primarily in critical flow control applications for healthcare and medical device markets. Cash, and proceeds from our revolving loan agreement and private shelf facility with NYLIM, were used for the purchase. Value Plastics supports our

Notes to Consolidated Financial Statements — (Continued)

strategic objective of building upon our medical and life sciences platform and complements our growing positions in biomaterial delivery devices and medical device assembly. Our global reach and infrastructure will provide opportunities to leverage the business’ profitable growth beyond its primary domestic markets served and into general industrial markets. Value Plastics is being reported in our Advanced Technology Systems segment.

The allocation of purchase price is shown in the table below.

Fair values:
Assets acquired	$27,101
Liabilities assumed	(19,288)
Intangible assets subject to amortization	74,720
Goodwill	178,954

261,487
Less cash acquired	(3,108)

Purchase price	$258,379

The intangible assets include customer relationships of $40,400 being amortized over 25 years, technology and know-how of $18,500 being amortized over 15 years, a trade name asset of $15,400 being amortized over 20 years and a non-compete agreement of $420 being amortized over two years. None of the goodwill associated with the Value Plastics acquisition is tax deductible; however, they had $15,600 of existing goodwill related to a previous acquisition that is tax deductible.

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

Other 2011 acquisitions — On November 1, 2010, we acquired 100 percent of the outstanding shares of Micromedics, an Eagan, Minnesota company that is a leader in applying and dispensing biomaterials for controlling bleeding, healing wounds and other related medical procedures. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $21,296. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $13,312 and identifiable intangible assets of $7,500 were recorded, of which customer relationships is the primary asset valued at $4,550 and amortized over 10 years. Goodwill associated with this acquisition is not tax deductible. Micromedics is being reported in our Advanced Technology Systems segment.

Notes to Consolidated Financial Statements — (Continued)

On June 30, 2011, we acquired 100 percent of the outstanding shares of Verbruggen, a Belgium manufacturer of flat dies and coextrusion equipment for the multi-layer flexible packaging industry. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $13,305. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $8,461 and identifiable intangible assets of $4,017 were recorded, of which customer relationships is the primary asset valued at $2,900 and amortized over 11 years. Goodwill associated with this acquisition is not tax deductible. Verbruggen is being reported in our Adhesive Dispensing Systems segment.

Assuming the Micromedics and Verbruggen acquisitions had taken place at the beginning of 2010, pro-forma results for 2011 and 2010 would not have been materially different.

2010 acquisition

On January 5, 2010, we acquired 100 percent of the outstanding shares of G L T Gesellschaft für Löttechnik mbH (GLT), a German distributor of EFD dispensing systems and related products. The acquisition date fair value of the consideration transferred, which consisted solely of cash, was $18,576. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $6,034 and identifiable intangible assets of $7,270 were recorded. The identifiable intangible assets consist primarily of $5,661 of customer relationships that are being amortized over 10 years. GLT is being reported in our Advanced Technology Systems segment. Assuming this acquisition had taken place at the beginning of 2010, pro-forma results would not have been materially different.

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

Note 15 — Supplemental information for the statement of cash flows

	2012	2011	2010
Cash operating activities:
Interest paid	$9,285	$5,179	$6,432
Income taxes paid	70,606	96,487	21,526
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$12,981	$8,154	$5,468
Capitalized lease obligations terminated	894	534	721
Shares acquired and issued through exercise of stock options	2,323	5,228	5,151

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

Notes to Consolidated Financial Statements — (Continued)

The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes severance costs in 2010 associated with a cost reduction program that began in 2008 and expense in 2011 related to the withdrawal from a multiemployer employee pension fund in Japan. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

No single customer accounted for ten percent or more of sales in 2012, 2011 or 2010.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems		Corporate		Total
Year ended October 31, 2012
Net external sales	$684,096		$515,992	$209,490		$—		$1,409,578
Depreciation	9,532		8,695	3,141		3,101		24,469
Operating profit	211,072	(a)	134,074	25,933	(b)	(35,599)		335,480
Identifiable assets(c)	611,357		718,354	110,982		395,331	(d)	1,836,024
Expenditures for long-lived assets	14,612		6,871	4,602		4,874		30,959
Year ended October 31, 2011
Net external sales	$611,911		$437,232	$184,016		$—		$1,233,159
Depreciation	7,087		7,851	2,855		2,965		20,758
Operating profit (loss)	210,350	(a)	114,660	27,220		(36,687	)(e)	315,543
Identifiable assets(c)	286,974		691,479	71,438		270,500	(d)	1,320,391
Expenditures for long-lived assets	4,477		4,833	2,437		8,492		20,239
Year ended October 31, 2010
Net external sales	$525,290		$367,900	$148,361		$—		$1,041,551
Depreciation	8,014		7,502	2,990		4,119		22,625
Operating profit	166,255		84,261	14,574		(30,257	)(e)	234,833
Identifiable assets(c)	251,881		476,368	62,451		206,663	(d)	997,363
Expenditures for long-lived assets	1,857		2,789	551		9,120		14,317

(a)	Includes $3,862 of cost of goods sold — restructuring and severance and restructuring costs in 2012. Includes $1,811 of impairment charges related to write down of assets to fair value and $1,589 of severance charges and other termination fees in 2011.

(b)	Includes $690 of severance and restructuring costs in 2012.

(c)	Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(d)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.

(e)	Includes $3,120 of expense related to the withdrawal from a multiemployer employee pension fund in Japan in 2011 and severance charges of $2,029 in 2010.

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2012	2011	2010
Net external sales
United States	$388,904	$312,328	$273,652
Americas	109,074	102,077	78,058
Europe	381,005	390,319	336,119
Japan	127,509	111,003	93,318
Asia Pacific	403,086	317,432	260,404

Total net external sales	$1,409,578	$1,233,159	$1,041,551

Long-lived assets
United States	$127,486	$90,994	$80,974
Americas	3,180	2,933	1,865
Europe	14,896	16,312	13,401
Japan	3,431	3,496	3,587
Asia Pacific	25,938	17,148	16,568

Total long-lived assets	$174,931	$130,883	$116,395

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2012	2011	2010
Total profit for reportable segments	$335,480	$315,543	$234,833
Interest expense	(11,153)	(5,069)	(6,263)
Interest and investment income	463	569	819
Other-net	1,463	3,518	1,930

Income before income taxes	$326,253	$314,561	$231,319

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2012	2011	2010
Total assets for reportable segments	$1,836,024	$1,320,391	$997,363
Customer advance payments	20,894	9,375	10,999
Eliminations	(27,403)	(25,316)	(22,008)

Total consolidated assets	$1,829,515	$1,304,450	$986,354

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

Notes to Consolidated Financial Statements — (Continued)

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a fair value using a discounted cash flow valuation methodology and compare the result against the carrying value for net assets of each reporting unit. Indications of value derived for each reporting unit using the market approach are corroborated with the results of the discounted cash flow approach. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in 2012, 2011 and 2010, the second step of the goodwill impairment test was not necessary.

We acquired Sealant Equipment & Engineering (SEE) on August 1, 2012. Determination of the preliminary goodwill associated with this acquisition was completed with the assistance of an independent valuation specialist in October 2012. Since the date of valuation, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of SEE below its carrying value. For future valuation purposes, this acquisition will be included in the Industrial Coating Systems segment.

On June 14, 2012 we completed the acquisition of EDI that resulted in $127,183 of goodwill. On June 21, 2012 we completed the acquisition of Xaloy that resulted in $116,247 of goodwill. The acquisition of SEE resulted in $23,247 of goodwill.

Changes in the carrying amount of goodwill during 2012 by operating segment follow:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2011	$41,962	$505,864	$—	$547,826
Acquisitions/Adjustment	243,430	(96)	23,247	266,581
Currency effect	(981)	(609)	—	(1,590)

Balance at October 31, 2012	$284,411	$505,159	$23,247	$812,817

Accumulated impairment losses were $232,789 at October 31, 2012 and October 31, 2011. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Notes to Consolidated Financial Statements — (Continued)

Information regarding intangible assets subject to amortization follows:

	October 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Patent/technology costs	$68,892	$15,678	$53,214
Customer relationships	126,086	18,167	107,919
Noncompete agreements	9,337	5,234	4,103
Trade name	65,911	3,716	62,195
Other	1,432	972	460

Total	$271,658	$43,767	$227,891

	October 31, 2011
	Carrying Amount	Accumulated Amortization	Net Book Value
Patent/technology costs	$43,235	$11,571	$31,664
Customer relationships	78,324	11,843	66,481
Noncompete agreements	5,042	3,727	1,315
Trade name	22,143	1,530	20,613
Other	1,437	811	626

Total	$150,181	$29,482	$120,699

Amortization expense for 2012 and 2011 was $14,521 and $8,018, respectively.

Estimated amortization expense for each of the five succeeding years follows:

Year	Amounts
2013	$22,436
2014	$20,347
2015	$14,061
2016	$13,383
2017	$12,822

Note 18 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust(a)	$13,356	$—	$13,356	$—
Forward exchange contracts(b)	1,104	—	1,104	—

Total assets at fair value	$14,460	$—	$14,460	$—

Liabilities:
Deferred compensation plans(c)	$6,071	$6,071	$—	$—
Forward exchange contracts(b)	433	—	433	—

Total liabilities at fair value	$6,504	$6,071	$433	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.

(c)	Senior management and other highly compensated employees may defer up to 100 percent of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Fair value disclosures related to impairments of long-lived assets are disclosed in Note 12, and fair value disclosures related to goodwill and indefinite-lived intangible assets are disclosed in Note 17.

Note 19 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2012:
Sales	$275,836	$315,193	$379,872	$438,677
Gross margin	169,346	189,656	223,214	241,073
Net income	38,338	52,111	66,694	67,686
Earnings per share:
Basic	0.59	0.81	1.04	1.06
Diluted	0.58	0.80	1.03	1.04
2011:
Sales	$270,962	$318,924	$312,255	$331,018
Gross margin	166,171	197,752	188,050	196,459
Net income	45,897	65,242	56,550	54,675
Earnings per share:
Basic	0.67	0.96	0.83	0.82
Diluted	0.67	0.95	0.82	0.81

The sum of the per-share amounts for the four quarters of 2012 and 2011 do not equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

Notes to Consolidated Financial Statements — (Continued)

During the first quarter of 2012, pre-tax severance and restructuring costs of $811 and pre-tax costs of $682 related to the termination of a pension plan were recorded. During the second quarter of 2012, pre-tax severance and restructuring costs of $3,776 were recorded. Of this amount, $2,040 was recorded in cost of sales. During the fourth quarter of 2012, a pre-tax gain of $832 on the sale of real estate was recorded.

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2012, and 2011 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $750 and $795, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Note 21 — Subsequent events

On November 12, 2012, we purchased certain assets of Kodama Chemical Industry Co., Ltd a licensed distributor of our EDI business in Japan. This new operation will provide new-die sales to extrusion processors, web converters, and OEMs in Japan and Taiwan and carry out final manufacturing steps on new equipment to enhance die performance and accommodate local requirements. Die remanufacturing will be available to customers throughout the Asia-Pacific region.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012.

We acquired EDI Holdings, Inc. (EDI) and Xaloy Superior Holdings, Inc. (Xaloy) on June 14, 2012 and June 21, 2012, respectively. They represented 25 percent of our total assets as of October, 31, 2012 and 5 percent of our net sales for the year ended October, 31, 2012. As the acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include EDI and Xaloy. This exclusion is in accordance with the SEC’s general guidance that assessments of recently acquired businesses may be omitted from our scope in the year of acquisition.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2012.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2012. Their report is included herein.

/s/ MICHAEL F. HILTON	/s/ GREGORY A. THAXTON
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer
December 17, 2012	December 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EDI Holdings, Inc. (EDI) and Xaloy Superior Holdings, Inc. (Xaloy), which are included in the 2012 consolidated financial statements of Nordson Corporation and constituted 25 percent of total assets as of October, 31, 2012 and 5 percent of sales for the year then ended. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of EDI and Xaloy.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012 of Nordson Corporation and our report dated December 17, 2012 expressed an unqualified opinion thereon.

Cleveland, Ohio

December 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2012 expressed an unqualified opinion thereon.

Cleveland, Ohio

December 17, 2012

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (senior vice president, chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2012. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2012 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

The information required by this Item is incorporated by reference to the captions “Directors Compensation for Fiscal Year 2012,” “Summary Compensation for Fiscal Year 2012,” “Grants of Plan-Based Awards for Fiscal Year 2012,” “Option Exercises and Stock Vested for Fiscal Year 2012,” “Pension Benefits for Fiscal Year 2012,” “Nonqualified Deferred Compensation for Fiscal Year 2012” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Ownership of Nordson Common Shares” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,764	$28.35	1,606
Equity compensation plans not approved by security holders	—	—	—
Total	1,764	$28.35	1,606

The number of Common Shares available for grant is 2.5 percent of the number of Common Shares outstanding as of the first day of each year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst and Young LLP” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ending October 31, 2012

Consolidated Statements of Comprehensive Income for each of the three years in the period ending October 31, 2012

Consolidated Balance Sheets as of October 31, 2012 and October 31, 2011

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ending October 31, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ending October 31, 2012

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2012.

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

Date: December 17, 2012

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MICHAEL F. HILTON	December 17, 2012
Michael F. Hilton
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. THAXTON	December 17, 2012
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ JOSEPH P. KEITHLEY	December 17, 2012
Joseph P. Keithley
Chairman of the Board

/s/ LEE C. BANKS	December 17, 2012
Lee C. Banks
Director

/s/ RANDOLPH W. CARSON	December 17, 2012
Randolph W. Carson
Director

/s/ ARTHUR L. GEORGE, JR.	December 17, 2012
Arthur L. George, Jr.
Director

/s/ FRANK M. JAEHNERT	December 17, 2012
Frank M. Jaehnert
Director

Signatures — Continued

/s/ MICHAEL J. MERRIMAN, JR.	December 17, 2012
Michael J. Merriman, Jr.
Director

/s/ MARY G. PUMA	December 17, 2012
Mary G. Puma
Director

/s/ VICTOR L. RICHEY, JR.	December 17, 2012
Victor L. Richey, Jr.
Director

/s/ WILLIAM L. ROBINSON	December 17, 2012
William L. Robinson
Director

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Assumed from Acquisitions	Charged to Expense	Deductions	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2010	$3,728	6	607	901	(87)	$3,353
2011	$3,353	22	977	1,047	6	$3,311
2012	$3,311	648	710	801	(92)	$3,776
Inventory Obsolescence and Other Reserves
2010	$15,740	187	4,233	3,061	(297)	$16,802
2011	$16,802	8	3,982	4,850	108	$16,050
2012	$16,050	2,071	6,033	3,237	(412)	$20,505

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	Note Purchase and Private Shelf Agreement dated February 22, 2008 between Nordson Corporation and Prudential Investment Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)
4-b	Note Purchase and Private Shelf Agreement for $150 million between Nordson Corporation and New York Life Investment Management LLC dated as of June 30, 2011 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)
4-c	$500 million Credit Agreement dated December 9, 2011 between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated December 12, 2011)
4-d	Credit Agreement dated June 4, 2012 by and among Nordson Corporation, PNC Bank National Association and PNC Capital Markets LLC (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
4-e	Master Note Purchase Agreement dated July 26, 2012 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
(10)	Material Contracts
10-a	Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated February 25, 2008)*
10-b	Nordson Corporation Deferred Compensation Plan*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-b-2	Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-a to Registrant’s Form 8-K dated December 16, 2008)*
10-c	Indemnity Agreement (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2007)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan Agreement (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)*

Index to Exhibits — Continued

Exhibit Number	Description
10-d-3	Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-c to Registrant’s Form 8-K dated December 16, 2008)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-e-3	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-b to Registrant’s Form 8-K dated December 16, 2008)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 Agreement (incorporated herein by reference to Exhibit 10-g to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008)*
10-g-1	Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated February 25, 2008)*
10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-h-1	Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated December 16, 2008)*
10-i	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-j	Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-m	Employment Agreement between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.3 to Registrant’s Form 8-K dated December 21, 2009)*
10-n	Employment Agreement (Change in Control Retention Agreement) between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.4 to Registrant’s Form 8-K dated December 21, 2009)*
10-o	Supplemental Retirement Agreement between the Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-o to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-p	Stock Purchase Agreement by and among VP Acquisition Holdings, Inc., the Stockholders of VP Acquisition Holdings, Inc., the Optionholders of VP Acquisition Holdings, Inc., American Capital, Ltd., as Securityholder Representative, and Nordson Corporation dated as of July 15, 2011 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)
10-q	Stock Purchase Agreement Dated May 18, 2012 by and among Nordson Corporation and Bertram Growth Capital I, Bertram Growth Capital II, Bertram Growth Capital II-A, and EDI Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)

Index to Exhibits — Continued

Exhibit Number	Description
10-r	Agreement and Plan of Merger by and among Xaloy Superior Holdings, Inc., Nordson Corporation, Buckeye Merger Corp. and Sellers’ Representative dated as of June 2, 2012 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2012, 2011 and 2010 (iii) the Consolidated Balance Sheets at October 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.