Form 10-Q
period 2013-01-31
NORDSON CORP
filed 2013-03-07
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value as of January 31, 2013: 64,498,940

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

Three months ended	January 31, 2013	January 31, 2012
(In thousands, except for per share data)
Sales	$347,043	$275,836
Operating costs and expenses:
Cost of sales	149,814	106,490
Selling and administrative expenses	135,079	112,048
Severance and restructuring costs	586	811

	285,479	219,349

Operating profit	61,564	56,487
Other income (expense):
Interest expense	(4,080)	(1,968)
Interest and investment income	98	119
Other—net	(1,200)	992

	(5,182)	(857)

Income before income taxes	56,382	55,630
Income taxes	14,371	17,292

Net income	$42,011	$38,338

Average common shares	64,273	65,065
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	676	562

Average common shares and common share equivalents	64,949	65,627

Basic earnings per share	$0.65	$0.59

Diluted earnings per share	$0.65	$0.58

Dividends declared per share	$0.15	$0.125

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

Three months ended	January 31, 2013	January 31, 2012
(In thousands)
Net income	$42,011	$38,338
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,371	(8,354)
Amortization of prior service cost and net actuarial losses	2,735	2,712

Total other comprehensive income (loss)	6,106	(5,642)

Total comprehensive income	$48,117	$32,696

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

(In thousands)	January 31, 2013	October 31, 2012
Assets
Current assets:
Cash and cash equivalents	$54,432	$41,239
Marketable securities	293	279
Receivables—net	281,730	324,563
Inventories—net	183,415	169,585
Deferred income taxes	31,202	29,929
Prepaid expenses	23,400	21,028

Total current assets	574,472	586,623
Property, plant and equipment—net	177,847	174,931
Goodwill	814,339	812,817
Intangible assets—net	222,658	227,891
Other assets	28,668	27,253

	$1,817,984	$1,829,515

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$50,007	$50,001
Accounts payable	57,013	62,869
Income taxes payable	17,124	27,354
Accrued liabilities	88,217	121,950
Customer advanced payments	19,042	20,894
Current maturities of long-term debt	55,668	55,668
Current obligations under capital leases	5,309	4,948

Total current liabilities	292,380	343,684
Long-term debt	517,563	528,041
Deferred income taxes	31,311	26,159
Pension obligations	160,112	161,399
Postretirement obligations	72,065	69,851
Other long-term liabilities	30,124	30,611
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	292,435	287,581
Retained earnings	1,213,616	1,181,245
Accumulated other comprehensive loss	(98,120)	(104,226)
Common shares in treasury, at cost	(705,755)	(707,083)

Total shareholders’ equity	714,429	669,770

	$1,817,984	$1,829,515

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2013	January 31, 2012
(In thousands)
Cash flows from operating activities:
Net income	$42,011	$38,338
Depreciation and amortization	13,049	7,969
Non-cash stock compensation	3,555	2,520
Deferred income taxes	1,232	795
Other non-cash expense	612	732
(Gain) loss on sale of property, plant and equipment	133	(19)
Tax benefit from the exercise of stock options	(2,076)	(243)
Changes in operating assets and liabilities	(18,761)	(5,782)

Net cash provided by operating activities	39,755	44,310
Cash flows from investing activities:
Additions to property, plant and equipment	(7,524)	(8,644)
Proceeds from sale of property, plant and equipment	26	78
Acquisition of business	(1,231)	—

Net cash used in investing activities	(8,729)	(8,566)
Cash flows from financing activities:
Proceeds from short-term borrowings	6	4
Proceeds from long-term debt	11,000	32,500
Repayment of long-term debt	(21,477)	(27)
Repayment of capital lease obligations	(1,332)	(1,211)
Issuance of common shares	3,143	534
Purchase of treasury shares	(2,591)	(47,024)
Tax benefit from the exercise of stock options	2,076	243
Dividends paid	(9,641)	(8,133)

Net cash used in financing activities	(18,816)	(23,114)
Effect of exchange rate changes on cash	983	(555)

Increase in cash and cash equivalents	13,193	12,075
Cash and cash equivalents:
Beginning of year	41,239	37,408

End of quarter	$54,432	$49,483

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2013

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

1.	Significant accounting policies

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2012.

Basis of consolidation. The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. Investments in affiliates and joint ventures in which our ownership is 50% or less or in which we do not have control but have the ability to exercise significant influence, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual amounts could differ from these estimates.

Revenue recognition. Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer.

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price (BESP) is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2013 and 2012 were not material.

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the 2013 calculation of diluted earnings per share, and options for 299 common shares were excluded from the 2012 calculation of diluted earnings per share.

Nordson Corporation

2.	Recently issued accounting standards

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance amending the way companies test for goodwill impairment. Companies will have the option to first assess qualitative factors to determine the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, companies determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for us beginning in 2013. Adoption of this guidance could change our annual process for goodwill impairment testing, but will not impact the financial statements.

In February 2013, the FASB issued an Accounting Standards Update requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. Companies are required to present these disclosures either on the face of the statement where net income is presented or in the notes to the consolidated financial statements. This guidance is effective for us beginning in the first quarter of 2014, with early adoption permitted. We do not believe the adoption of this standards update will have a material effect on the consolidated financial statements, as it will only be a change in disclosure.

3.	Acquisitions

2013 acquisition

On November 8, 2012, we purchased certain assets of Kodama Chemical Industry Co., Ltd., a Japanese licensed distributor of EDI Holdings, Inc, (EDI), which we acquired in 2012. This operation provides die sales to extrusion processors, web converters, and OEMs in Japan and Taiwan and carries out final manufacturing steps on new equipment to enhance die performance and accommodate local requirements. The acquisition date fair value was $1,335, which consisted of cash transferred of $1,231 and a holdback liability of $104. Based on the fair value of the assets acquired and the liabilities assumed, identifiable intangible assets of $912 were recorded. The identifiable intangible assets consist primarily of $847 of customer relationships that are being amortized over 9 years and $65 of technology being amortized over 9 years. This operation is being reported in our Adhesive Dispensing Systems segment. Assuming this acquisition had taken place at the beginning of 2012, pro-forma results would not have been materially different.

2012 acquisitions

On June 14, 2012, we acquired 100 percent of the outstanding shares of EDI, a provider of slot coating and flat polymer extrusion dies for plastic processors and web converters headquartered in Chippewa Falls, Wisconsin. EDI is being reported in our Adhesive Dispensing Systems segment.

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

Nordson Corporation

The total purchase price of these acquisitions was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the dates of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the combined preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction dates.

Estimated fair market values:
Current assets	$69,829
Non-current assets	57,808
Intangible assets subject to amortization	122,216
Goodwill	267,168
Current liabilities	(31,298)
Non-current liabilities	(33,456)

452,267
Less cash acquired	(8,403)

Purchase price	$443,864

The intangible assets consist of customer lists of $48,350, which are being amortized over a weighted average life of 9 years; technology assets of $25,740 which are being amortized over a weighted average life of 15 years; trade names of $43,710 which are being amortized over a weighted average life of 15 years; and non-compete agreements of $4,416, which are being amortized over a weighted average life of 2 years. The goodwill of $23,627 associated with the SEE acquisition is tax deductible, and none of the goodwill associated with the EDI and Xaloy acquisitions is tax deductible.

4.	Inventories

At January 31, 2013 and October 31, 2012, inventories consisted of the following:

	January 31, 2013	October 31, 2012
Raw materials and component parts	$74,237	$71,189
Work-in-process	30,685	22,159
Finished goods	106,405	103,552

	211,327	196,900
Obsolescence and other reserves	(21,194)	(20,505)
LIFO reserve	(6,718)	(6,810)

	$183,415	$169,585

Nordson Corporation

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2013 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2012	$284,411	$505,159	$23,247	$812,817
Adjustment	111	—	380	491
Currency effect	612	419	—	1,031

Balance at January 31, 2013	$285,134	$505,578	$23,627	$814,339

The adjustments to goodwill for the Adhesive Dispensing Systems segment and the Industrial Coating Systems segment resulted from changes to the preliminary purchase price allocations of Xaloy and SEE, respectively.

Accumulated impairment losses were $232,789 at January 31, 2013 and October 31, 2012. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$126,765	$20,774	$105,991
Patent/technology costs	68,787	16,950	51,837
Trade name	65,932	4,774	61,158
Non-compete agreements	9,421	6,167	3,254
Other	1,401	983	418

Total	$272,306	$49,648	$222,658

	October 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$126,086	$18,167	$107,919
Patent/technology costs	68,892	15,678	53,214
Trade name	65,911	3,716	62,195
Non-compete agreements	9,337	5,234	4,103
Other	1,432	972	460

Total	$271,658	$43,767	$227,891

Amortization expense for the three months ended January 31, 2013 and 2012 was $5,801 and $2,667, respectively.

Nordson Corporation

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2013 and January 31, 2012 were:

	U.S.		International
	2013	2012	2013	2012
Service cost	$2,316	$1,741	$547	$380
Interest cost	3,094	2,941	729	756
Expected return on plan assets	(3,828)	(3,716)	(388)	(385)
Amortization of prior service cost	39	167	(23)	(25)
Amortization of net actuarial loss	3,486	2,628	355	141
Settlement loss	—	682	—	—

Total benefit cost	$5,107	$4,443	$1,220	$867

During the three months ended January 31, 2012, net periodic pension cost included a settlement loss of $682 as a result of the termination of a U.S. pension plan.

The components of other postretirement benefit cost for the three months ended January 31, 2013 and January 31, 2012 were:

	U.S.		International
	2013	2012	2013	2012
Service cost	$336	$364	$9	$7
Interest cost	678	822	10	10
Amortization of prior service cost	(118)	(146)	—	—
Amortization of net actuarial loss	553	670	(1)	(4)

Total benefit cost	$1,449	$1,710	$18	$13

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2013 was 25.5%, compared to 31.1% for the three months ended January 31, 2012.

During the three months ending January 31, 2013, we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2013 included a discrete tax benefit of $1,700 related to 2012.

During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction enacted in Japan.

Nordson Corporation

8.	Accumulated other comprehensive loss

Accumulated other comprehensive loss at January 31, 2013 and October 31, 2012 consisted of:

	January 31, 2013	October 31, 2012
Translation adjustments	$29,605	$26,234
Pension and postretirement benefit plan adjustments	(127,725)	(130,460)

Accumulated other comprehensive loss	$(98,120)	$(104,226)

9.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis. We recognized compensation expense related to stock options of $1,204 and $955 in the three months ended January 31, 2013 and 2012, respectively.

The following table summarizes activity related to stock options for the three months ended January 31, 2013:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2012	1,764	$28.35
Granted	278	$61.59
Exercised	(153)	$20.48
Forfeited or expired	(5)	$36.02

Outstanding at January 31, 2013	1,884	$33.87	$63,584	6.7 years

Vested or expected to vest at January 31, 2013	1,838	$33.50	$62,714	6.6 years
Exercisable at January 31, 2013	1,071	$24.84	$45,828	5.3 years

At January 31, 2013, there was $13,173 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.0 years.

Nordson Corporation

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2013	January 31, 2012
Expected volatility	45.3%-46.9%	45.4%-46.9%
Expected dividend yield	1.01%	1.20%
Risk-free interest rate	0.75%-0.90%	1.03%-1.23%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

The weighted-average expected volatility used to value the 2013 and 2012 options was 46.3%, and 46.2%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2013 and 2012 was $24.11 and $17.03, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2013 and 2012 was $6,583 and $700, respectively. Cash received from the exercise of stock options for the three months ended January 31, 2013 and 2012 was $3,143 and $534, respectively. The tax benefit realized from tax deductions from exercises for the three months ended January 31, 2013 and 2012 was $2,076 and $243, respectively.

Nonvested Common Shares

We may grant nonvested (restricted) shares to our employees and directors. These shares may not be transferred for a designated period of time (generally one to three years) defined at the date of grant. For employee recipients, shares are forfeited on a pro-rata basis in the event employment is terminated as a consequence of the employee recipient’s early retirement prior to the lapse of any restrictions. Restrictions lapse in the event of a recipient’s retirement at or after normal retirement age, disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares. For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata forfeiture of shares.

As shares are issued, deferred share-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the restriction period. Tax benefits arising from the lapse of restrictions on the shares are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to nonvested shares during the three months ended January 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at October 31, 2012	100	$40.58
Granted	34	$62.03
Vested	(42)	$36.61
Forfeited	(1)	$41.59

Nonvested shares at January 31, 2013	91	$50.42

Nordson Corporation

As of January 31, 2013, there was $3,596 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.0 years. The amount charged to expense related to nonvested common shares during the three months ended January 31, 2013 and 2012 was $581 and $411, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2012	200	$19.44
Restricted stock units vested	7	$43.32
Dividend equivalents	1	$64.36
Distributions	(15)	$16.13

Outstanding at January 31, 2013	193	$20.81

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2013 and 2012 was $56 for each year.

Long-Term Incentive Compensation Plan (LTIP)

Under the Long-Term Incentive Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, reduced by the implied value of dividends not to be paid. This value was $59.59 per share for executive officers and selected other key employees for 2013, $42.12 per share for executive officers and selected other key employees for 2012 and $42.02 per share for executive officers and selected other key employees for 2011. During the three months ended January 31, 2013 and 2012, $1,613 and $1,000, respectively, was charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2013 was $6,107.

Nordson Corporation

10.	Warranties

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

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2013 and 2012:

	January 31, 2013	January 31, 2012
Beginning balance	$8,929	$6,723
Accruals for warranties	1,725	1,006
Warranty payments	(2,062)	(1,358)
Currency effect	29	(119)

Ending balance	$8,621	$6,252

11.	Severance and restructuring costs

During the three months ended January 31, 2013, we recognized severance costs of $258 in the Adhesive Dispensing Systems segment and $328 in the Advanced Technology Systems segment, both as a result of implementing certain restructuring initiatives to optimize global operations. Severance costs associated with these initiatives are expected to be approximately $370 for the remainder of the current year.

In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involved the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, were transferred. Severance costs and other termination fees associated with this action were $687 during the three months ended January 31, 2012.

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was taken in 2011 that resulted in severance costs of $124 during the three months ended January 31, 2012.

12.	Operating segments

We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2012.

Nordson Corporation

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate	Total
Three months ended
January 31, 2013
Net external sales	$183,378		$108,709		$54,956	$—	$347,043
Operating profit (loss)	43,674	(a)	20,733	(b)	7,161	(10,004)	61,564
Three months ended
January 31, 2012
Net external sales	$139,172		$100,107		$36,557	$—	$275,836
Operating profit (loss)	47,227	(a)	16,000		1,138	(7,878)	56,487

(a)	Includes $258 and $811 of severance and restructuring costs in 2013 and 2012, respectively.
(b)	Includes $328 of severance and restructuring costs in 2013.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2013	January 31, 2012
Total profit for reportable segments	$61,564	$56,487
Interest expense	(4,080)	(1,968)
Interest and investment income	98	119
Other-net	(1,200)	992

Income before income taxes	$56,382	$55,630

We have significant sales in the following geographic regions:

Three months ended	January 31, 2013	January 31, 2012
United States	$111,304	$75,202
Americas	27,687	20,199
Europe	94,635	86,583
Japan	35,596	30,035
Asia Pacific	77,821	63,817

Total net external sales	$347,043	$275,836

Nordson Corporation

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,440	$—	$13,440	$—
Forward exchange contracts (b)	4,959	—	4,959	—

Total assets at fair value	$18,399	$—	$18,399	$—

Liabilities:
Deferred compensation plans (c)	$6,994	$6,994	$—	$—
Forward exchange contracts (b)	777	—	777	—

Total liabilities at fair value	$7,771	$6,994	$777	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. Foreign exchange contracts are not designated as hedges.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and incentive compensation into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

14.	Financial instruments

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

Gains and losses on foreign exchange contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended January 31, 2013, we recognized gains of $3,512 on foreign exchange contracts and losses of $5,027 from the change in fair value of balance sheet positions. For the three months ended January 31, 2012, we recognized losses of $976 on foreign exchange contracts and gains of $1,151 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

Nordson Corporation

We had the following outstanding foreign currency forward contracts at January 31, 2013:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$4,674	$4,865	$97,771	$102,137
British pound	—	—	28,427	28,414
Japanese yen	1,650	1,603	4,756	4,275
Australian dollar	522	521	9,131	9,124
Singapore dollar	—	—	8,911	8,835
Others	3,678	3,715	21,196	21,769

Total	$10,524	$10,704	$170,192	$174,554

The carrying amounts and fair values of financial instruments at January 31, 2013, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$54,432	$54,432
Marketable securities	293	293
Notes payable	50,007	50,007
Long-term debt, including current maturities	573,231	567,678
Foreign exchange contracts (net)	4,182	4,182

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices, which are considered to be Level 1 inputs under the fair value hierarchy.

•	Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign exchange contracts are valued using observable market based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation

15.	Contingencies

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2013 and October 31, 2012 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $750. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

16.	Subsequent events

We evaluated all events or transactions that occurred after January 31, 2013 through the date the financial statements were issued, and there were no material recognizable or non-recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Sales

Worldwide sales for the three months ended January 31, 2013 were $347,043, a 25.8% increase from sales of $275,836 for the comparable period of 2012. Sales volume increased 26.2%, consisting of organic growth of 7.8% and 18.4% from acquisitions. Unfavorable currency effects reduced sales by 0.4%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2013 were $183,378, an increase of 31.8% from the comparable period of 2012. Sales volume increased 32.8%, consisting of 33.1% from the first-year effect of the EDI and Xaloy acquisitions, partially offset by a decline of 0.3% in organic volume. Unfavorable currency translation effects reduced sales by 1.0%. Growth in consumer non-durables end markets was offset by softness in plastics processing and consumer durable goods end markets. Sales volume, inclusive of acquisitions, increased in all geographic regions and was most pronounced in the United States, Asia Pacific and the Americas.

Advanced Technology Systems segment sales for the three months ended January 31, 2013 were $108,709 compared to $100,107 in the comparable period of 2012, an 8.6% increase. Sales volume increased 8.1%, and favorable currency effects added 0.5%. Semi-automated dispensing, test and inspection and fluid management products lines drove the growth, as demand in mobile electronic device, medical and other niche markets remained strong. Within this segment, sales volume increases in the United States, the Americas and Japan were offset by slight decreases in Europe and Asia Pacific.

Nordson Corporation

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2013 were $54,956, an increase of 50.3% from the three months ended January 31, 2012. Sales volume growth of 50.9% consisted of 38.2% organic growth and 12.7% from the first-year effect of the SEE acquisition. Unfavorable currency effects reduced sales by 0.6%. Sales growth was driven by customers investing in production efficiency and plant expansion programs. Sales volume increased by double-digit percentages in all geographic regions.

Sales outside the United States accounted for 67.9% of sales in the three months ended January 31, 2013, compared to 72.7% in the comparable period of 2012. On a geographic basis, sales in the United States increased 48.0% for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The increase in sales volume consisted of 10.9% organic growth and 37.1% from acquisitions. Sales volume in the Americas region was up 37.1%, and currency effects were neutral. This increase in sales volume consisted of 17.5% organic growth and 19.6% from acquisitions. Sales in Europe increased of 9.3%, which consisted of a volume increase of 9.0% and 0.3% from favorable currency effects. This increase in sales volume consisted of 0.1% organic growth and 8.9% from acquisitions. Sales in Japan for the three months ended January 31, 2013 increased 18.5% from the comparable period of the prior year, which consisted of volume of 26.2%, offset by unfavorable currency effects that reduced sales by 7.7%. This increase in sales volume consisted of 14.5% organic volume and 11.7% from acquisitions. Asia Pacific sales increased 21.9% consisting of volume of 20.3% and 1.6% from favorable currency effects. This increase in sales volume consisted of 8.2% organic volume and 12.1% from acquisitions.

Operating Profit

Cost of sales for the three months ended January 31, 2013 were $149,814, up from $106,490 in 2012, an increase of 40.7%. The gross profit percentage was 56.8% for the three months ended January 31, 2013, compared to 61.4% in 2012. The decrease in gross margin was primarily due to the lower product line margin of the 2012 acquisitions, as well as product line and geographic mix within our Adhesive Dispensing Systems segment.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended January 31, 2013 were $135,079, compared to $112,048 for the comparable period of 2012. This represented an increase of $23,031, or 20.6%, which was primarily due to the first year effect of 2012 acquisitions, higher compensation expenses related to increased employment levels and spending for initiatives to generate future growth and improve performance. Selling and administrative expenses for the three months ended January 31, 2013 as a percent of sales decreased to 38.9% from 40.6% for the comparable period of 2012. The decrease was due to better absorption of fixed costs.

During the three months ended January 31, 2013, we recognized severance costs of $258 in the Adhesive Dispensing Systems segment and $328 in the Advanced Technology Systems segment, both as a result of implementing certain restructuring initiatives to optimize global operations. Severance costs associated with these initiatives is expected to be approximately $370 for the last three quarters of 2013. During the three months ended January 31, 2012, severance and restructuring cost of $811 were recognized in connection with 2011 restructuring initiatives in the Adhesive Dispensing Systems segment.

Operating profit as a percentage of sales was 17.7% in the three months ended January 31, 2013 compared to 20.5% for the comparable period in 2012. The decrease was primarily due to a decrease in the gross profit percentage as mentioned above for 2012 acquisitions and the Adhesive Dispensing Systems segment, first year effect in expenses for our 2012 acquisitions, and the impact of negative organic sales growth of our Adhesive Dispensing Systems segment.

Operating profit for the three months as a percent of sales for the Adhesive Dispensing Systems segment decreased to 23.8% for the three months ended January 31, 2013 compared to 33.9% for the comparable period of the prior year. The decrease was primarily due to the dilutive effect of 2012 acquisitions. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales increased to 19.1% in the current year from 16.0% in the first three months of 2012. The increase was primarily due to charges in 2012 for short-term purchase accounting valuation adjustments and expenses associated with the termination of a pension plan. Operating profit as a percent of sales for the Industrial Coating Systems segment was 13.0% for the three months ended January 31, 2013, up from 3.1% in the same period of 2012. The increase was primarily due to better absorption of fixed expenses, as well as the first-year effect of the SEE acquisition.

Nordson Corporation

Interest and Other Income (Expense)

Interest expense for the three months ended January 31, 2013 was $4,080, up from $1,968 for the three months ended January 31, 2012, due to higher borrowing levels resulting primarily from acquisitions in 2012.

Other expense was $1,200 for the three months ended January 31, 2013, compared to other income of $992 for the three months ended January 31, 2012. Foreign exchange losses included in other expense in 2013 were $1,515, compared to foreign exchange gains of $175 in 2012.

Income Taxes

The effective tax rates for the three months ended January 31, 2013 was 25.5%, compared to 31.1% for the three months ended January 31, 2012. During the three months ending January 31, 2013, we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2013 included a discrete tax benefit of $1,700 related to 2012. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

Net Income

Net income for the three months ended January 31, 2013 was $42,011, or $0.65 per share on a diluted basis, compared to $38,338 or $0.58 per share on a diluted basis in 2012. This represented a 9.6% increase in net income and a 12.1% increase in earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for the three months ended January 31, 2013 used to translate international sales and operating results into U.S. dollars were slightly unfavorable compared with average exchange rates existing during the comparable 2012 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2013 were translated at exchange rates in effect during the same period of 2012, sales would have been approximately $1,064 higher while third-party costs and expenses would have been approximately $934 higher.

Nordson Corporation

Financial Condition

During the three months ended January 31, 2013, cash and cash equivalents increased $13,193. Cash provided by operations during this period was $39,755, compared to $44,310 for the three months ended January 31, 2012. Cash of $60,592 was generated from net income adjusted for non-cash income and expenses as compared to $50,335 last year. Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $20,837 of cash in the current year, compared to $6,025 in 2012. The primary reason for the increase was a decrease in income taxes payable in the current year first quarter as compared to an increase in the prior year first quarter related to the timing of tax payments.

Cash used in investing activities was $8,729 for the three months ended January 31, 2013, compared to $8,566 in the comparable period of the prior year. Capital expenditures in the current year were $7,524, and cash of $1,231 was used for the acquisition of certain assets of Kodama Chemical Industry Co., Ltd a licensed distributor of our EDI business in Japan.

Cash used in financing activities was $18,816 for the three months ended January 31, 2013, compared to $23,114 for the three months ended January 31, 2012. Principal uses of cash in the current year were $10,477 for the net repayment of long-term borrowings and $9,641 for dividend payments.

The following is a summary of significant changes in balance sheet captions from the end of 2012 to January 31, 2013. Receivables decreased $42,833 due to lower sales in the first quarter of 2013 compared to the fourth quarter of 2012, which is consistent with the seasonality of our business. Inventories increased $13,830 due to the higher level of business activity expected in the second quarter of 2013 as compared to the first quarter. Prepaid expenses increased $2,372 primarily due to annual insurance payments made in the first quarter of the year. The decrease of $5,233 in intangible assets – net was primarily due to amortization, partially offset by intangibles added as a result of a 2013 acquisition. The decrease of $5,856 in accounts payable reflected the lower level of business activity in the first quarter of 2013 compared to the fourth quarter of 2012. The decrease of $10,230 in income taxes payable was primarily due to the timing of required tax payments. The decrease of $33,733 in accrued liabilities was primarily due to payments of annual incentive compensation in the first quarter and a donation to the Nordson Corporation Foundation. The increase of $5,152 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes and the tax effect of pension and postretirement amounts recorded in other comprehensive income.

In March 2012 the board of directors approved a repurchase program of up to $100,000, of which $84,883 is available as of January 31, 2013. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. No shares were repurchased under this program during the three months ended January 31, 2013.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%. We were in compliance with all covenants at January 31, 2013.

In 2012, we entered into a $250,000 Credit Agreement with PNC Bank. The agreement provides for a delayed draw term loan facility that matures 364 days after the date of the agreement. We borrowed $250,000 under this agreement for the EDI and Xaloy acquisitions in 2012 and repaid $200,000 using proceeds of the Senior Notes described above, leaving a balance of $50,000 outstanding at January 31, 2013. No additional borrowings can be made under this agreement, and any future repayment will reduce the maximum borrowing amount by the amount of the repayment. We were in compliance with all covenants at January 31, 2013.

Nordson Corporation

In 2011, we entered into a $500,000 five-year, unsecured multicurrency credit facility with a group of banks that may be increased from $500,000 to $750,000 under certain conditions. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At January 31, 2013, $252,000 was outstanding under this facility, compared to $262,450 outstanding at October 31, 2012. We were in compliance with all debt covenants at January 31, 2013, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At January 31, 2013 and October 31, 2012, $69,445 was outstanding under this facility at a fixed rate of 2.21 percent per annum. We were in compliance with all covenants at January 31, 2013, and the amount we could borrow would not have been limited by any debt covenants. Effective February 12, 2013, the amount of the facility was increased from $150,000 to $175, 000.

In 2008, we entered into a $50,000 Senior Note Purchase Agreement with Prudential Investment Management, Inc. The Note bears interest at a rate of 4.98 percent and is unsecured. The Agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at January 31, 2013. This Note matured on February 22, 2013 and was repaid.

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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2012. There were no material changes in these policies during the three months ended January 31, 2013.

Outlook

We move forward with caution in our approach to 2013, given persistent uncertainties related primarily to European sovereign debt issues, US deficit reduction issues, and prospects for slowing growth in Asian markets. Though the near-term global macroeconomic outlook remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on continued operational improvements by employing continuous improvement methodologies in our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders as well as enabling us to invest in the development of new applications and markets for our technologies. Our available borrowing capacity primarily will enable us to make other strategic investments.

For the second quarter of 2013, sales are expected to increase in the range of 18% to 23% compared to the same period a year ago, including 16% growth from the first-year effect of acquisitions, organic growth of 3% to 8%, and a negative 1% currency translation impact. Diluted earnings per share are expected in the range of $0.78 to $0.87.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our
10-K for the year ended October 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our 10-K for the year ended October 31, 2012. The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2013. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2013 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2013 and October 31, 2012 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $750. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in Form 10-K filed for the year ended October 31, 2012. The information disclosed has not changed materially in 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2013:

			Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Value
				of Shares that
	Total Number of Shares	Average Price Paid		May Yet Be Purchased
				Under the Plans
	Purchased	per Share	or Programs (1)	or Programs
November 1, 2012 to November 30, 2012	3	$61.24	—	$84,883
December 1, 2012 to December 31, 2012	8	$62.12	—	$84,883
January 1, 2013 to January 31, 2013	4	$65.10	—	$84,883

Total	15		—

(1)	In March 2012 the board of directors approved a repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1	Second Amendment to the Note Purchase and Private Shelf Agreement dated as of February 12, 2013 between Nordson Corporation and New York Life Investment Management LLC.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2013 and 2012 (iii) the Condensed Consolidated Balance Sheet at January 31, 2013 and October 31, 2021, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2013	Nordson Corporation

	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)