Form 10-Q
period 2013-04-30
NORDSON CORP
filed 2013-06-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of April 30, 2013: 64,214,775

Nordson Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
(In thousands, except for per share data)
Sales	$382,100	$315,193	$729,143	$591,029
Operating costs and expenses:
Cost of sales	165,162	123,497	314,976	229,987
Cost of sales—restructuring	—	2,040	—	2,040
Selling and administrative expenses	134,618	111,063	269,697	223,111
Severance and restructuring	118	1,736	704	2,547

	299,898	238,336	585,377	457,685

Operating profit	82,202	76,857	143,766	133,344
Other income (expense):
Interest expense	(3,612)	(2,161)	(7,692)	(4,129)
Interest and investment income	94	147	192	266
Other—net	(565)	137	(1,765)	1,129

	(4,083)	(1,877)	(9,265)	(2,734)

Income before income taxes	78,119	74,980	134,501	130,610
Income taxes	23,514	22,869	37,885	40,161

Net income	$54,605	$52,111	$96,616	$90,449

Average common shares	64,320	64,426	64,296	64,749
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	650	753	663	658

Average common shares and common share equivalents	64,970	65,179	64,959	65,407

Basic earnings per share	$0.85	$0.81	$1.50	$1.40

Diluted earnings per share	$0.84	$0.80	$1.49	$1.38

Dividends declared per share	$0.15	$0.125	$0.30	$0.25

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
(In thousands)
Net income	$54,605	$52,111	$96,616	$90,449
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,954)	1,292	(4,583)	(7,062)
Amortization of prior service cost and net actuarial losses	2,791	2,173	5,526	4,885

Total other comprehensive income (loss)	(5,163)	3,465	943	(2,177)

Total comprehensive income	$49,442	$55,576	$97,559	$88,272

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2013	October 31, 2012
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$62,792	$41,239
Marketable securities	—	279
Receivables—net	302,912	324,563
Inventories—net	188,520	169,585
Deferred income taxes	31,368	29,929
Prepaid expenses	22,154	21,028

Total current assets	607,746	586,623
Property, plant and equipment—net	187,174	174,931
Goodwill	818,042	812,817
Intangible assets—net	216,260	227,891
Other assets	28,115	27,253

	$1,857,337	$1,829,515

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$60,035	$50,001
Accounts payable	57,616	62,869
Income taxes payable	14,592	27,354
Accrued liabilities	105,852	121,950
Customer advanced payments	24,318	20,894
Current maturities of long-term debt	5,668	55,668
Current obligations under capital leases	5,202	4,948

Total current liabilities	273,283	343,684
Long-term debt	551,560	528,041
Deferred income taxes	35,018	26,159
Pension obligations	156,793	161,399
Postretirement obligations	70,660	69,851
Other long-term liabilities	34,428	30,611
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	295,616	287,581
Retained earnings	1,258,554	1,181,245
Accumulated other comprehensive loss	(103,283)	(104,226)
Common shares in treasury, at cost	(727,545)	(707,083)

Total shareholders’ equity	735,595	669,770

	$1,857,337	$1,829,515

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2013	April 30, 2012
(In thousands)
Cash flows from operating activities:
Net income	$96,616	$90,449
Depreciation and amortization	26,189	15,959
Non-cash stock compensation	6,137	4,959
Deferred income taxes	3,022	1,231
Other non-cash expense	1,145	850
Loss on sale of property, plant and equipment	119	122
Tax benefit from the exercise of stock options	(2,553)	(979)
Changes in operating assets and liabilities	(28,046)	(13,622)

Net cash provided by operating activities	102,629	98,969
Cash flows from investing activities:
Additions to property, plant and equipment	(23,714)	(14,370)
Proceeds from sale of property, plant and equipment	30	444
Proceeds from sale of product lines	—	2,213
Acquisition of business	(1,231)	—
Investment in equity affiliate	(1,116)	—
Proceeds from sale of marketable securities	277	—

Net cash used in investing activities	(25,754)	(11,713)
Cash flows from financing activities:
Proceeds from short-term borrowings	9,948	—
Repayment of short-term borrowings	(1)	(29)
Proceeds from long-term debt	86,000	37,975
Repayment of long-term debt	(112,480)	(14,954)
Repayment of capital lease obligations	(2,664)	(2,423)
Issuance of common shares	4,058	2,852
Purchase of treasury shares	(25,174)	(74,352)
Tax benefit from the exercise of stock options	2,553	979
Dividends paid	(19,308)	(16,191)

Net cash used in financing activities	(57,068)	(66,143)
Effect of exchange rate changes on cash	1,746	(984)

Increase in cash and cash equivalents	21,553	20,129
Cash and cash equivalents:
Beginning of year	41,239	37,408

End of quarter	$62,792	$57,537

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2013

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

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2012.

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

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three months and six months ended April 30, 2013, and the three months ended April 30, 2012, no options for common shares were excluded from the calculation of diluted earnings per share. For the six months ended April 30, 2012, the number of options excluded from the calculation of diluted earnings per share was 150.

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

In February 2013, the FASB issued an Accounting Standards Update (ASU) requiring new disclosures for reclassifications from accumulated other comprehensive income to net income. Companies are required to present these disclosures either on the face of the statement where net income is presented or in the notes to the consolidated financial statements. This guidance is effective for us beginning in the first quarter of 2014, with early adoption permitted. It will only be a change in disclosure, so we do not believe the adoption of this ASU will have a material effect on the consolidated financial statements.

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

Nordson Corporation

The total purchase price of these acquisitions was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the dates of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the combined purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction dates. Amounts related to our SEE acquisition included in the table below are still preliminary.

Estimated fair market values:
Current assets	$70,391
Non-current assets	58,275
Intangible assets subject to amortization	122,216
Goodwill	271,567
Current liabilities	(31,492)
Non-current liabilities	(34,059)

456,898
Less cash acquired	(8,403)

Purchase price	$448,495

The intangible assets consist of customer lists of $48,350, which are being amortized over a weighted average life of 9 years; technology assets of $25,740 which are being amortized over a weighted average life of 15 years; trade names of $43,710 which are being amortized over a weighted average life of 15 years; and non-compete agreements of $4,416, which are being amortized over a weighted average life of 2 years. The goodwill of $24,058 associated with the SEE acquisition is tax deductible, while none of the goodwill associated with the EDI and Xaloy acquisitions is tax deductible.

4.	Inventories

At April 30, 2013 and October 31, 2012, inventories consisted of the following:

	April 30, 2013	October 31, 2012
Raw materials and component parts	$77,765	$71,189
Work-in-process	30,722	22,159
Finished goods	108,380	103,552

	216,867	196,900
Obsolescence and other reserves	(21,625)	(20,505)
LIFO reserve	(6,722)	(6,810)

	$188,520	$169,585

Nordson Corporation

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2013 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2012	$284,411	$505,159	$23,247	$812,817
Adjustments	4,079	—	811	4,890
Currency effect	194	141	—	335

Balance at April 30, 2013	$288,684	$505,300	$24,058	$818,042

The adjustments to goodwill for the Adhesive Dispensing Systems segment resulted from changes to the purchase price and finalization of the purchase price allocations of EDI and Xaloy. The adjustments to goodwill for the Industrial Coating Systems segment resulted from changes to the purchase price and preliminary purchase price allocation of SEE.

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2013 and October 31, 2012. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$126,095	$23,063	$103,032
Patent/technology costs	68,439	18,104	50,335
Trade name	65,835	5,751	60,084
Non-compete agreements	9,366	6,932	2,434
Other	1,388	1,013	375

Total	$271,123	$54,863	$216,260

	October 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$126,086	$18,167	$107,919
Patent/technology costs	68,892	15,678	53,214
Trade name	65,911	3,716	62,195
Non-compete agreements	9,337	5,234	4,103
Other	1,432	972	460

Total	$271,658	$43,767	$227,891

Amortization expense for the three months ended April 30, 2013 and 2012 was $5,683 and $2,677, respectively. Amortization expense for the six months ended April 30, 2013 and 2012 was $11,484 and $5,344, respectively.

Nordson Corporation

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2013 and April 30, 2012 were:

	U.S.		International
Three months ended	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Service cost	$2,305	$1,742	$523	$375
Interest cost	3,084	2,924	709	762
Expected return on plan assets	(3,836)	(3,683)	(372)	(391)
Amortization of prior service cost (credit)	40	166	(20)	(24)
Amortization of net actuarial loss	3,579	2,624	348	142

Total benefit cost	$5,172	$3,773	$1,188	$864

	U.S.		International
Six months ended	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Service cost	$4,622	$3,483	$1,070	$755
Interest cost	6,178	5,865	1,438	1,517
Expected return on plan assets	(7,664)	(7,399)	(760)	(776)
Amortization of prior service cost (credit)	79	333	(43)	(48)
Amortization of net actuarial loss	7,065	5,252	702	283
Settlement loss	—	682	—	—

Total benefit cost	$10,280	$8,216	$2,407	$1,731

During the six months ended April 30, 2012, net periodic pension cost included a settlement loss of $682 as a result of the termination of a U.S. pension plan.

The components of other postretirement benefit cost were:

	U.S.		International
Three months ended	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Service cost	$336	$364	$9	$7
Interest cost	678	822	9	10
Amortization of prior service credit	(119)	(146)	—	—
Amortization of net actuarial loss	554	670	(1)	(3)

Total benefit cost	$1,449	$1,710	$17	$14

	U.S.		International
Six months ended	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Service cost	$672	$728	$18	$14
Interest cost	1,356	1,644	19	20
Amortization of prior service credit	(237)	(292)	—	—
Amortization of net actuarial loss	1,107	1,340	(2)	(7)

Total benefit cost	$2,898	$3,420	$35	$27

Nordson Corporation

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six-month periods ended April 30, 2013 were 30.1% and 28.2%, respectively.

During the six months ending April 30, 2013 we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax provision for the six months ending April 30, 2013 includes a discrete tax benefit of $1,700 related to 2012.

The effective tax rates for the three and six-month periods ended April 30, 2012 were 30.5% and 30.7%, respectively. During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

8.	Accumulated other comprehensive loss

Accumulated other comprehensive loss at April 30, 2013 and October 31, 2012 consisted of:

	April 30, 2013	October 31, 2012
Translation adjustments	$21,651	$26,234
Pension and postretirement benefit plan adjustments	(124,934)	(130,460)

Accumulated other comprehensive loss	$(103,283)	$(104,226)

9.	Stock-based compensation

The amended and restated 2004 long-term performance plan, approved by our shareholders in 2008, (the “2008 Plan”) provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. The number of common shares available for grant of awards is 2.5 percent of the number of common shares outstanding as of the first day of each year.

At the 2013 Annual Meeting of Shareholders on February 26, 2013, our shareholders approved the 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, nonvested (restricted) stock, performance shares, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. A maximum of 2,900 common shares is available for grant under the Plan, inclusive of shares available to be granted under the 2008 Plan immediately prior to shareholder approval of the 2012 Plan.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in first-out basis. We recognized compensation expense related to stock options of $1,199 and $916 in the three months ended April 30, 2013 and 2012, respectively. Corresponding amounts for the six months ended April 30, 2013 and April 30, 2012 were $2,403 and $1,871, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the six months ended April 30, 2013:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2012	1,764	$28.35
Granted	283	$61.61
Exercised	(192)	$21.06
Forfeited or expired	(11)	$46.15

Outstanding at April 30, 2013	1,844	$34.11	$65,236	6.5 years

Vested or expected to vest at April 30, 2013	1,797	$33.72	$64,263	6.4 years
Exercisable at April 30, 2013	1,033	$24.90	$44,431	5.1 years

At April 30, 2013, there was $12,061 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2013	April 30, 2012
Expected volatility	45.3%-46.9%	45.4%-46.9%
Expected dividend yield	0.97%-1.01%	1.20%
Risk-free interest rate	0.75%-0.90%	1.03%-1.23%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2013 and 2012 was $24.12 and $17.03, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2013 and 2012 was $1,773 and $3,977, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2013 and 2012 was $8,355 and $4,677, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2013 and 2012 was $4,058 and $2,852, respectively. The tax benefit realized from tax deductions from exercises for the six months ended April 30, 2013 and 2012 was $2,553 and $979, respectively.

Nordson Corporation

Nonvested Common Shares

We may grant nonvested (restricted) shares to our employees and directors. These shares may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, nonvested shares granted within 12 months prior to termination are forfeited, and other nonvested shares are forfeited on a pro-rata basis. In the event of termination of employment due to retirement at normal retirement age (age 65) nonvested shares granted within 12 months prior to termination are forfeited, and, for other nonvested shares, the restriction period will terminate and the shares will vest and be transferable. Restrictions lapse in the event of a recipient’s disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

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

The following table summarizes activity related to nonvested shares during the six months ended April 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at October 31, 2012	100	$40.58
Granted	36	$62.08
Vested	(42)	$36.61
Forfeited	(2)	$48.18

Nonvested shares at April 30, 2013	92	$50.60

As of April 30, 2013, there was $3,126 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.9 years. The amount charged to expense related to nonvested stock was $555 and $477 in the three months ended April 30, 2012 and 2012, respectively. For the six months ended April 30, 2013 and 2012, the amounts were $1,136 and $887, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2012	200	$19.44
Deferrals	1	$68.53
Restricted stock units vested	7	$43.32
Dividend equivalents	1	$65.46
Distributions	(30)	$16.22

Outstanding at April 30, 2013	179	$21.39

Nordson Corporation

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2013 and 2012 was $53 and $70, respectively. For the six months ended April 30, 2013 and 2012, the corresponding amounts were $109 and $126, respectively.

Long-Term Incentive Plan (LTIP)

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, reduced by the implied value of dividends not to be paid. This value was $59.59 per share for 2013, $42.12 per share for 2012 and $42.02 per share for 2011. During the three months ended April 30, 2013 and 2012, $654 and $890, respectively, was charged to expense. For the six months ended April 30, 2013 and 2012, the corresponding amounts were $2,267 and $1,890, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2013 was $6,761.

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2013 and 2012:

	April 30, 2013	April 30, 2012
Beginning balance	$8,929	$6,723
Accruals for warranties	3,522	2,513
Warranty payments	(3,656)	(3,000)
Currency effect	(46)	(114)

Ending balance	$8,749	$6,122

11.	Severance and restructuring costs

During the three months ended April 30, 2013, we recognized severance costs of $118 in the Advanced Technology Systems segment. Costs for the six months ended April 30, 2013 were $258 in the Adhesive Dispensing Systems segment and $446 in the Advanced Technology Systems segment. These costs were associated with restructuring initiatives to optimize global operations. Severance costs associated with these initiatives are expected to be approximately $205 for the remainder of the current year.

In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involved the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, were transferred. Severance costs and other termination fees associated with this action during the three and six months ended April 30, 2012 were $257 and $944, respectively. In addition, $2,916 of expenses related to production inefficiencies and moving costs were incurred in the three and six months ended April 30, 2012. Of this amount, $2,040 was recorded in cost of sales, and $876 was recorded in severance and restructuring costs.

Nordson Corporation

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was taken in 2011 that resulted in severance costs of $42 and $166 during the three and six months ended April 30, 2012. In addition, in order to optimize Industrial Coating Systems operations in Ohio, a restructuring initiative was undertaken in 2012 that resulted in $561 of severance costs in the three months and six months ended April 30, 2012.

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

The following table presents sales and operating profits of our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended April 30, 2013
Net external sales	$196,380		$130,001		$55,719		$—	$382,100
Operating profit (loss)	51,339		33,112	(a)	8,150		(10,399)	82,202
Three months ended April 30, 2012
Net external sales	$154,698		$114,998		$45,497		$—	$315,193
Operating profit (loss)	51,518	(b)	28,683		5,362	(c)	(8,706)	76,857
Six months ended April 30, 2013
Net external sales	$379,758		$238,710		$110,675		$—	$729,143
Operating profit (loss)	95,013	(d)	53,845	(a)	15,311		(20,403)	143,766
Six months ended April 30, 2012
Net external sales	$293,870		$215,105		$82,054		$—	$591,029
Operating profit (loss)	98,745	(b)	44,683		6,500	(c)	(16,584)	133,344

(a)	Includes $118 and $446 of severance and restructuring costs in the three and six months ended April 30, 2013, respectively.
(b)	Includes $3,215 and $4,026 of cost of goods sold – restructuring and severance and restructuring costs in the three and six months ended April 30, 2012, respectively.
(c)	Includes $561 of severance and restructuring costs in the three and six months ended April 30, 2012.
(d)	Includes $258 of severance and restructuring costs in the six months ended April 30, 2013.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	April 30, 2013	April 30, 2012
Total profit for reportable segments	$82,202	$76,857
Interest expense	(3,612)	(2,161)
Interest and investment income	94	147
Other-net	(565)	137

Income before income taxes	$78,119	$74,980

Six months ended	April 30, 2013	April 30, 2012
Total profit for reportable segments	$143,766	$133,344
Interest expense	(7,692)	(4,129)
Interest and investment income	192	266
Other-net	(1,765)	1,129

Income before income taxes	$134,501	$130,610

We had significant sales in the following geographic regions:

Three months ended	April 30, 2013	April 30, 2012
United States	$114,813	$85,647
Americas	36,147	25,927
Europe	99,196	91,430
Japan	31,614	30,004
Asia Pacific	100,330	82,185

Total net external sales	$382,100	$315,193

Six months ended	April 30, 2013	April 30, 2012
United States	$226,117	$160,849
Americas	63,834	46,126
Europe	193,831	178,013
Japan	67,210	60,039
Asia Pacific	178,151	146,002

Total net external sales	$729,143	$591,029

Nordson Corporation

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at April 30, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,481	$—	$13,481	$—
Forward exchange contracts (b)	1,846	—	1,846	—

Total assets at fair value	$15,327	$—	$15,327	$—

Liabilities:
Deferred compensation plans (c)	$6,559	$6,559	$—	$—
Forward exchange contracts (b)	1,750	—	1,750	—

Total liabilities at fair value	$8,309	$6,559	$1,750	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. Foreign exchange contracts are not designated as hedges.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

14.	Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments. We do not use financial instruments for trading or speculative purposes.

Gains and losses on foreign exchange contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended April 30, 2013, we recognized losses of $4,086 on foreign exchange contracts and gains of $3,054 from the change in fair value of balance sheet positions. For the three months ended April 30, 2012, we recognized gains of $988 on foreign exchange contracts and losses of $1,291 from the change in fair value of balance sheet positions. For the six months ended April 30, 2013, we recognized losses of $574 on foreign exchange contracts and losses of $1,973 from the change in fair value of balance sheet positions. For the six months ended April 30, 2012, we recognized gains of $12 on foreign exchange contracts and losses of $139 from the change in fair value of balance sheet positions.

Nordson Corporation

We had the following outstanding foreign currency forward contracts at April 30, 2013:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$38,270	$38,076	$119,656	$118,748
British pound	16,782	16,256	25,620	26,041
Japanese yen	8,492	8,372	5,560	5,436
Australian dollar	516	519	9,239	9,179
Hong Kong dollar	—	—	33,423	33,387
Singapore dollar	605	609	9,042	9,080
Others	9,463	9,554	23,882	23,920

Total	$74,128	$73,386	$226,422	$225,791

The carrying amounts and fair values of financial instruments at April 30, 2013, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$62,792	$62,792
Notes payable	60,035	60,035
Long-term debt, including current maturities	557,228	567,459
Foreign exchange contracts (net)	96	96

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash and cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. Our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 at April 30, 2013 and $750 at October 31, 2012. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

16.	Subsequent events

We evaluated all events or transactions that occurred after April 30, 2013 through the date the financial statements were issued, and there were no material recognizable or non-recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide. The Company engineers, manufactures and markets differentiated products and systems used for dispensing and processing adhesives, coatings, plastics, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, and treating surfaces. These products are supported with extensive application expertise and direct global sales and service. Nordson serves a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. Nordson has approximately 5,500 employees and direct operations in more than 30 countries.

Critical Accounting Policies and Estimates

The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2012. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2012.

Nordson Corporation

Results of Operations

Sales

Worldwide sales for the three months ended April 30, 2013 were $382,100, an increase of $66,907, or 21.2%, from sales of $315,193 for the comparable period of 2012. Sales volume increased 23.2%, consisting of organic growth of 7.4% and 15.8% from acquisitions. Unfavorable currency effects reduced sales by 2.0%. Sales increased by double-digit percentages in all three operating segments during the second quarter.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2013 were $196,380, an increase of 26.9%, from the comparable period of 2012. Sales volume increased 29.8%, consisting of 0.8% organic volume and 29.0% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 2.9%. Sales volume, inclusive of acquisitions, increased in all geographic regions and was most pronounced in the United States.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2013 were $130,001, a 13.0% increase compared to $114,998 for the three months ended April 30, 2012. Sales volume increased 14.0%, partially offset by currency effects which reduced sales by 1.0%. Within this segment, sales volume increased in all geographic regions and was most pronounced in Japan and the Americas. Demand for our precision dispensing and fluid management solutions in mobile electronic device, medical and other niche markets remained solid during the second quarter.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2013 were $55,719, an increase of 22.5% over the three months ended April 30, 2012. Sales volume growth of 23.9% consisted of 13.1% organic growth and 10.8% from the first-year effect of an acquisition. Unfavorable currency effects reduced sales by 1.4%. Sales volume, inclusive of acquisitions, increased in the United States, Americas, Japan and Asia Pacific regions and was partially offset by lower demand in Europe. The organic growth included most product lines and continued to be driven by the investments of durable goods manufacturers.

Sales outside the United States accounted for 70.0% of sales in the three months ended April 30, 2013, compared to 72.8% in the comparable period of 2012. On a geographic basis, sales in the United States increased 34.1% for the three months ended April 30, 2013 compared to the same period of 2012. This increase in sales volume consisted of 2.9% organic growth and 31.2% from our prior year acquisitions. Sales in the Americas region were up 39.4%, with volumes increasing 41.1% and unfavorable currency effects reducing sales by 1.7%. This increase in sales volume consisted of 24.6% organic growth and 16.5% from acquisitions. Sales in Europe increased 8.5%, consisting of a volume increase of 9.9% offset by 1.4% of unfavorable currency effects. This increase in sales volume consisted of 2.7% organic growth and 7.2% from acquisitions. Sales in Japan for the three months ended April 30, 2013 increased 5.4% from the comparable period of the prior year, which consisted of volume increases of 20.4%, offset by unfavorable changes in the Japanese Yen that reduced sales by 15.0%. This increase in sales volume consisted of 6.3% organic volume and 14.1% from prior year acquisitions. Sales volume in the Asia Pacific region was up 22.1%, and currency effects were neutral. This increase in sales volume consisted of 12.4% organic volume growth and 9.7% growth from acquisitions.

Worldwide sales for the six months ended April 30, 2013 were $729,143, an increase of $138,114, or 23.4%, over sales of $591,029 for the comparable period of 2012. Sales volume increased 24.6%, consisting of organic growth of 7.6% and 17.0% from acquisitions. Unfavorable currency effects reduced sales by 1.2%. Year-to-date sales increased in all three operating segments and all geographic regions.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2013 were $379,758, an increase of $85,888, or 29.2%, over the comparable period of 2012. Sales volume increased 31.2%, consisting of 0.3% organic growth and 30.9% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 2.0%. Sales volume, inclusive of acquisitions, increased in all geographic regions and was most pronounced in the United States.

Nordson Corporation

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2013 were $238,710 compared to $215,105 in the comparable period of 2012, an increase of $23,605, or 11.0%. Sales volume increased 11.3%, and unfavorable currency effects reduced sales by 0.3%. Within the segment, sales volume increased in all geographic regions and was most pronounced in Japan and the Americas. Demand for our precision dispensing and fluid management solutions in mobile electronic device, medical and other niche markets remained solid.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2013 were $110,675, an increase of $28,621, or 34.9%, over the comparable period of 2012. Sales volume increased 35.9%, consisting of 24.2% organic growth and 11.7% from the first-year effect of an acquisition. Unfavorable currency effects reduced sales by 1.0%. Sales volume, inclusive of acquisitions, increased in the United States, Americas, Japan and Asia Pacific regions, and was most pronounced in the United States and the Americas. Sales volume was partially offset by lower demand in Europe. The organic growth included most product lines and continued to be driven by the investments of durable goods manufacturers.

Sales outside the United States accounted for 69.0% of sales in the six months ended April 30, 2013, compared to 72.8% in the comparable period of 2012. On a geographic basis, sales in the United States increased 40.6% for the six months ended April 30, 2013 compared to the six months ended April 30, 2012. This increase in sales volume consisted of 6.6% organic growth and 34.0% from acquisitions. Sales in the Americas region were up 38.4%, consisting of 39.3% volume offset by unfavorable currency effects of 0.9%. This increase in sales volume consisted of 21.5% organic growth and 17.8% from acquisitions. Sales in Europe increased 8.9%, consisting of a volume increase of 9.5% offset by 0.6% from unfavorable currency effects. This increase in sales volume consisted of 1.5% organic growth and 8.0% from acquisitions. Sales in Japan for the six months ended April 30, 2013 increased 11.9% from the comparable period of the prior year, consisting of volume of 23.3%, offset by unfavorable changes in the Japanese Yen that reduced sales by 11.4%. This increase in sales volume consisted of 10.4% organic volume and 12.9% from acquisitions. Sales in the Asia Pacific region increased 22.0%, consisting of 21.3% volume and 0.7% from currency effects. This increase in sales volume consisted of 10.6% organic volume growth and 10.7% growth from acquisitions.

Operating Profit

Cost of sales for the three months ended April 30, 2013 were $165,162, up from $125,537 in 2012. Cost of sales for the six months ended April 30, 2013 were $314,976, up from $232,027 in 2012. The prior year three and six-month amounts included restructuring costs of $2,040 associated with the transfer of production and start-up activities related to our United States Adhesive Dispensing Systems plant consolidation initiative. The gross profit percentage was 56.8% for both the three and six months ended April 30, 2013, as compared to 60.2% for the three months ended April 30, 2012 and 60.7% for the six months ended April 30, 2012. The reductions in gross margin were primarily a result of lower product line margins relating to our 2012 acquisitions.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2013 were $134,618, an increase of 21.2% as compared to $111,063 for the comparable period of 2012. Selling and administrative expenses for the six months ended April 30, 2013 were $269,697, an increase of 20.9% as compared to $223,111 for the comparable period of 2012. The increases were primarily a result of the first year effect of 2012 acquisitions, as well as higher compensation expenses related to increased employment levels worldwide and spending for initiatives to generate future growth and improve performance.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended April 30, 2013 as a percent of sales were 35.2%, the same as the three months ended April 30, 2012. For the six months ended April 30, 2013, these expenses as a percent of sales were reduced to 37.0% from 37.7% for the same period of 2012.

During the three months ended April 30, 2013, we recognized severance costs of $118 in the Advanced Technology Systems segment, and during the six months ended April 30, 2013, we recognized severance costs of $258 in the Adhesive Dispensing Systems segment and $446 in the Advanced Technology Systems segment. These costs were associated with implementing restructuring initiatives to optimize global operations. Severance costs associated with these initiatives are expected to be approximately $205 for the remainder of the current year.

Nordson Corporation

Severance and restructuring costs of $1,736 and $2,547 were recorded in the three and six months ended April 30, 2012, respectively. These costs were associated with the Adhesive Dispensing Systems’ United States plant consolidation initiative and a 2012 Industrial Coating Systems initiative.

Operating profit as a percentage of sales was 21.5% for the three months ended April 30, 2013, down from 24.4% for the comparable period of 2012. Operating profit as a percentage of sales was 19.7% for the six months ended April 30, 2013, down from 22.6% for the comparable period of 2012. These changes were primarily due to the dilutive effect of our 2012 acquisitions.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales decreased to 26.1% for the three months ended April 30, 2013 from 33.3% in 2012 and to 25.0% for the six months ended April 30, 2013 from 33.6% for the comparable period of 2012. The decreases were primarily due to the dilutive effect of our 2012 acquisitions.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended April 30, 2013 increased to 25.5% from 24.9% for the three months ended April 30, 2012. For the six months ended April 30, 2013, operating profit as a percent of sales was 22.6%, up from 20.8% last year. The increases were primarily due to better absorption of fixed expenses.

For the Industrial Coating Systems segment, operating profit as a percent of sales was 14.6% for the three months ended April 30, 2013, up from 11.8% for the three months ended April 30, 2012. For the six months ended April 30, 2013, operating profit was 13.8% of sales, compared 7.9% in the same period of 2012. The increases were primarily due to better absorption of fixed expenses, as well as the first-year effect of a 2012 acquisition.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2013 was $3,612, up from $2,161 for the three months ended April 30, 2012. Interest expense for the six months ended April 30, 2013 was $7,692, up from $4,129 for the six months ended April 30, 2012. These increases were due to higher borrowing levels resulting primarily from our acquisitions in 2012.

Other expense was $565 for the three months ended April 30, 2013, compared to other income of $137 in the comparable period of the prior year. Included in those amounts were foreign exchange losses of $1,032 in 2013 and $302 in 2012. Other expense for the six months ended April 30, 2013 was $1,765, compared to other income of $1,129 for the six months ended April 30, 2012. Included in those amounts were foreign exchange losses of $2,547 in 2013 and $127 in 2012.

Income Taxes

The effective tax rates for the three and six-month periods ending April 30, 2013 were 30.1% and 28.2%, compared to 30.5% and 30.7% for the comparable periods ending April 30, 2012.

During the six months ending April 30, 2013 we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax provision for the six months ending April 30, 2013 includes a discrete tax benefit of $1,700 related to 2012.

During the three months ending January 31, 2012, we recorded tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

Nordson Corporation

Net Income

Net income for the three months ended April 30, 2013 was $54,605, or $0.84 per share on a diluted basis, compared to $52,111, or $0.80 per share on a diluted basis in the same period of 2012. This represented a 4.8% increase in net income and a 5.0% increase in earnings per share. For the six months ended April 30, 2013, net income was $96,616, or $1.49 per share on a diluted basis, compared to $90,449, or $1.38 per share for the six months ended April 30, 2012. This represented a 6.8% increase in net income and an 8.0% increase in earnings per share. The percentage increase in earnings per share is more than the percentage increase in net income due to a lower number of shares outstanding in the current year as result of share repurchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2013 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during 2012. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2013 were translated at exchange rates in effect during the same period of 2012, sales would have been approximately $6,200 higher while third-party costs and expenses would have been approximately $3,200 higher. If transactions for the six months ended April 30, 2013 were translated at exchange rates in effect during the same period of 2012, sales would have been approximately $7,300 higher and third party costs would have been approximately $4,100 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2013, cash and cash equivalents increased $21,553. Cash provided by operations during this period was $102,629, compared to $98,969 for the six months ended April 30, 2012. Cash of $133,228 for the six months ended April 30, 2013 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment) as compared to $113,570 in the same period of the prior year. Changes in operating assets and liabilities, including the tax benefit from the exercise of stock options, used $30,599 of cash in the first six months of 2013, compared to $14,601 in the first six months of 2012. The primary reason for the increase was due to increased working capital requirements.

Cash used in investing activities was $25,754 for the six months ended April 30, 2013, compared to $11,713 in the comparable period of the prior year. Current year capital expenditures were $23,714, up from $14,370 in 2012. Significant expenditures in the current year included a new technical and laboratory facility in China and investments in global information systems. Cash of $1,231 was used in 2013 for the acquisition of certain assets of Kodama Chemical Industry Co., Ltd a licensed distributor of our EDI business in Japan, and cash of $1,116 was used for an equity investment. Cash of $2,213 was received in the six months ended April 30, 2012 related to the sale of UV Curing graphic arts and lamps product lines that occurred in June 2010.

Cash used in financing activities was $57,068 for the six months ended April 30, 2013, compared to $66,143 for the six months ended April 30, 2012. In the current year, cash of $25,174 was used for the repurchase of common shares, and cash of $19,308 was used for dividend payments. In addition, cash of $16,533 was used for net repayments of short-term and long-term borrowings. Cash of $4,058 was received from the issuance of common stock related to stock option exercises.

The following is a summary of significant changes in balance sheet captions from the end of fiscal 2012 to April 30, 2013. Receivables decreased $21,651 due to lower sales in the second quarter of 2013 as compared to the fourth quarter of 2012, which is consistent with the seasonality of our business. Inventories increased $18,935 due to the higher level of business activity expected in the third quarter of 2013 as compared to the first quarter. Property, plant and equipment – net increased $12,243 primarily due to capital expenditures of $23,714 offset by depreciation of $14,705. The decrease of $11,631 in intangible assets – net was primarily due to amortization, partially offset by adjustments related to our 2013 and 2012 acquisitions.

Nordson Corporation

The increase of $10,034 in notes payable from the end of fiscal 2012 to April 30, 2013 was due to borrowings in China to fund the purchase of a new technical and laboratory facility. The decrease of $5,253 in accounts payable reflected the lower level of business activity in the second quarter of 2013 compared to the fourth quarter of 2012. The decrease of $12,762 in income taxes payable was primarily due to the timing of required tax payments. The $16,098 decrease in accrued liabilities is primarily due to payments of annual incentive compensation in the first half of the year and a donation to the Nordson Corporation Foundation. Current maturities of long-term debt decreased as a result of the scheduled repayment of our $50,000 Prudential Senior note in February 2013. Long-term debt increased $23,519 primarily to fund both this $50,000 repayment and our share repurchase program. The increase of $8,859 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes and the tax effect of pension and postretirement amounts recorded in other comprehensive income. The decrease of $4,606 in long-term pension obligations was primarily due to contributions to our domestic plans.

In March 2012 the board of directors approved a repurchase program of up to $100,000, of which $62,384 is available as of April 30, 2013. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the three months ended April 30, 2013, we repurchased 343 shares under this program for a total cost of $22,499, or $65.70 per share.

Contractual Obligations

On March 29, 2013, we entered into a $200,000 Credit Agreement with PNC Bank. The agreement provides for a delayed draw term loan facility that matures 364 days after borrowings begin. No borrowings have been made under this agreement at April 30, 2013. The Agreement will terminate on July 1, 2013 if no borrowings have been made.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%. We were in compliance with all covenants at April 30, 2013.

In 2012, we entered into a $250,000 Credit Agreement with PNC Bank. The agreement provides for a delayed draw term loan facility that matures 364 days after the date of the agreement. We borrowed $250,000 under this agreement for the EDI and Xaloy acquisitions in 2012 and repaid $200,000 using proceeds of the Senior Notes described above, leaving a balance of $50,000 outstanding at April 30, 2013. This facility was repaid on June 3, 2013. We were in compliance with all covenants at April 30, 2013.

In 2011, we entered into a $500,000 five-year, unsecured multicurrency credit facility with a group of banks that may be increased from $500,000 to $750,000 under certain conditions. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At April 30, 2013, $286,025 was outstanding under this facility, compared to $262,450 outstanding at October 31, 2012. We were in compliance with all debt covenants at April 30, 2013, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At April 30, 2013 and October 31, 2012, $69,444 was outstanding under this facility at a fixed rate of 2.21 percent per annum. We were in compliance with all covenants at April 30, 2013, and the amount we could borrow would not have been limited by any debt covenants. Effective February 12, 2013, the amount of the facility was increased from $150,000 to $175, 000.

In addition, we have notes payable which our subsidiaries use for short-term financing needs.

Nordson Corporation

Outlook

We continue to move forward with caution in the balance of 2013, given persistent uncertainties related, for example, to European sovereign debt and other economic issues, US deficit reduction issues, prospects for slowing growth in Asian markets and economists’ expectations for global GDP indicating a low-growth macroeconomic environment. Though the near-term global macroeconomic outlook remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies. Our available borrowing capacity will enable us to make other strategic investments.

For the third quarter of 2013, sales are expected to be in the range of $404,000 to $419,000, an increase of 6% to 10% as compared to the third quarter a year ago. This growth is inclusive of organic volume growth of 0% to 4%, 7% growth from the first year effect of acquisitions, and a negative 1% currency translation effect based on the current exchange rate environment. Diluted earnings per share are expected to be in the range of $1.00 to $1.09.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2013. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2013 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. Our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 at April 30, 2013 and $750 at October 31, 2012. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in Form 10-K filed for the year ended October 31, 2012. The information disclosed has not changed materially in 2013.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2013:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
(In thousands, except for per share data)	Purchased	per Share	or Programs (1)	or Programs
February 1, 2013 to February 28, 2013	1	$69.96	—	$84,883
March 1, 2013 to March 31, 2013	184	$65.30	184	$72,889
April 1, 2013 to April 30, 2013	159	$66.15	159	$62,384

Total	344		343

(1)	In March 2012 the board of directors approved a repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

ITEM 6.	EXHIBITS

Exhibit Number:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2013 and April 30, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2013 and April 30, 2012, (iii) the Condensed Consolidated Balance Sheets at April 30, 2013 and October 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2013 and April 30, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2013	Nordson Corporation

	By:	/s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)