Form 10-Q
period 2013-07-31
NORDSON CORP
filed 2013-09-05
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of July 31, 2013: 64,223,928

Nordson Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
(In thousands, except for per share data)
Sales	$402,960	$379,872	$1,132,103	$970,901
Operating costs and expenses:
Cost of sales	177,877	156,658	492,853	386,645
Cost of sales—restructuring	—	—	—	2,040
Selling and administrative expenses	131,544	124,555	401,241	347,666
Severance and restructuring	323	121	1,027	2,668

	309,744	281,334	895,121	739,019

Operating profit	93,216	98,538	236,982	231,882
Other income (expense):
Interest expense	(3,353)	(2,796)	(11,045)	(6,925)
Interest and investment income	112	109	304	375
Other—net	2,699	(716)	934	413

	(542)	(3,403)	(9,807)	(6,137)

Income before income taxes	92,674	95,135	227,175	225,745
Income taxes	27,250	28,441	65,135	68,602

Net income	$65,424	$66,694	$162,040	$157,143

Average common shares	64,137	64,029	64,242	64,507
Incremental common shares attributable to outstanding stock options, nonvested stock, and deferred stock-based compensation	717	696	681	670

Average common shares and common share equivalents	64,854	64,725	64,923	65,177

Basic earnings per share	$1.02	$1.04	$2.52	$2.44

Diluted earnings per share	$1.01	$1.03	$2.50	$2.41

Dividends declared per share	$0.15	$0.125	$0.45	$0.375

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
(In thousands)
Net income	$65,424	$66,694	$162,040	$157,143
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,133)	(14,451)	(9,716)	(21,513)
Amortization of prior service cost and net actuarial losses	2,687	2,153	8,213	7,038

Total other comprehensive loss	(2,446)	(12,298)	(1,503)	(14,475)

Total comprehensive income	$62,978	$54,396	$160,537	$142,668

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2013	October 31, 2012
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$75,368	$41,239
Marketable securities	—	279
Receivables - net	295,074	324,563
Inventories - net	183,855	169,585
Deferred income taxes	31,608	29,929
Prepaid expenses	22,979	21,028

Total current assets	608,884	586,623
Property, plant and equipment - net	189,180	174,931
Goodwill	818,160	812,817
Intangible assets - net	210,344	227,891
Other assets	28,112	27,253

	$1,854,680	$1,829,515

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$5,083	$50,001
Accounts payable	60,558	62,869
Income taxes payable	21,023	27,354
Accrued liabilities	104,358	121,950
Customer advanced payments	20,539	20,894
Current maturities of long-term debt	5,668	55,668
Current obligations under capital leases	5,173	4,948

Total current liabilities	222,402	343,684
Long-term debt	548,232	528,041
Deferred income taxes	38,141	26,159
Pension obligations	153,142	161,399
Postretirement obligations	70,765	69,851
Other long-term liabilities	32,356	30,611
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	299,128	287,581
Retained earnings	1,314,356	1,181,245
Accumulated other comprehensive loss	(105,729)	(104,226)
Common shares in treasury, at cost	(730,366)	(707,083)

Total shareholders’ equity	789,642	669,770

	$1,854,680	$1,829,515

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2013	July 31, 2012
(In thousands)
Cash flows from operating activities:
Net income	$162,040	$157,143
Depreciation and amortization	39,555	25,519
Non-cash stock compensation	8,779	7,675
Deferred income taxes	4,186	3,512
Other non-cash expense	1,626	1,231
(Gain) loss on sale of property, plant and equipment	(1,886)	365
Tax benefit from the exercise of stock options	(3,192)	(1,248)
Changes in operating assets and liabilities	(16,524)	(16,622)

Net cash provided by operating activities	194,584	177,575
Cash flows from investing activities:
Additions to property, plant and equipment	(34,569)	(21,550)
Proceeds from sale of property, plant and equipment	3,760	1,229
Proceeds from sale of product lines	—	2,213
Acquisition of businesses, net of cash acquired	(1,231)	(405,202)
Investment in equity affiliate	(1,116)	—
Proceeds from sale of marketable securities	277	—

Net cash used in investing activities	(32,879)	(423,310)
Cash flows from financing activities:
Proceeds from short-term borrowings	5,033	250,000
Repayment of short-term borrowings	(50,000)	(200,031)
Proceeds from long-term debt	118,925	372,975
Repayment of long-term debt	(148,734)	(48,456)
Repayment of capital lease obligations	(3,995)	(3,634)
Issuance of common shares	5,124	3,191
Purchase of treasury shares	(28,831)	(86,982)
Tax benefit from the exercise of stock options	3,192	1,248
Dividends paid	(28,930)	(24,189)

Net cash provided by (used in) financing activities	(128,216)	264,122
Effect of exchange rate changes on cash	640	(2,156)

Increase in cash and cash equivalents	34,129	16,231
Cash and cash equivalents:
Beginning of year	41,239	37,408

End of quarter	$75,368	$53,639

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2013

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

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2012.

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

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as nonvested (restricted) stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended July 31, 2013, and the three months ended July 31, 2012, no options for common shares were excluded from the calculation of diluted earnings per share. For the nine months ended July 31, 2012, the number of options excluded from the calculation of diluted earnings per share was 100. Under the Long-Term Incentive Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

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

On August 1, 2012, we acquired 100 percent of the outstanding shares of Sealant Equipment & Engineering, Inc. (SEE), a manufacturer of precision dispense systems and fluid dispense valves headquartered in Plymouth, Michigan. SEE is being reported in our Industrial Coating Systems segment.

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

Nordson Corporation

Estimated fair market values:
Current assets	$70,391
Non-current assets	58,275
Intangible assets subject to amortization	122,216
Goodwill	271,501
Current liabilities	(31,426)
Non-current liabilities	(34,059)

456,898
Less cash acquired	(8,403)

Purchase price	$448,495

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

4.	Inventories

At July 31, 2013 and October 31, 2012, inventories consisted of the following:

	July 31, 2013	October 31, 2012
Raw materials and component parts	$72,858	$71,189
Work-in-process	26,697	22,159
Finished goods	113,397	103,552

	212,952	196,900
Obsolescence and other reserves	(22,381)	(20,505)
LIFO reserve	(6,716)	(6,810)

Inventories—net	$183,855	$169,585

Nordson Corporation

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the nine months ended July 31, 2013 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2012	$284,411	$505,159	$23,247	$812,817
Adjustments	4,013	—	811	4,824
Currency effect	288	231	—	519

Balance at July 31, 2013	$288,712	$505,390	$24,058	$818,160

The adjustments to goodwill for the Adhesive Dispensing Systems segment resulted from changes to the purchase price and finalization of the purchase price allocations of EDI and Xaloy. The adjustments to goodwill for the Industrial Coating Systems segment resulted from changes to the purchase price and finalization of the purchase price allocation of SEE.

Accumulated impairment losses, which were recorded in 2009, were $232,789 at July 31, 2013 and October 31, 2012. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$125,842	$25,481	$100,361
Patent/technology costs	68,164	19,295	48,869
Trade name	65,795	6,768	59,027
Non-compete agreements	9,383	7,635	1,748
Other	1,393	1,054	339

Total	$270,577	$60,233	$210,344

	October 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$126,086	$18,167	$107,919
Patent/technology costs	68,892	15,678	53,214
Trade name	65,911	3,716	62,195
Non-compete agreements	9,337	5,234	4,103
Other	1,432	972	460

Total	$271,658	$43,767	$227,891

Amortization expense for the three months ended July 31, 2013 and 2012 was $5,550 and $3,506, respectively. Amortization expense for the nine months ended July 31, 2013 and 2012 was $17,034 and $8,850, respectively.

Nordson Corporation

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and nine months ended July 31, 2013 and July 31, 2012 were:

	U.S.		International
Three months ended	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Service cost	$2,070	$2,095	$516	$372
Interest cost	3,057	3,148	709	738
Expected return on plan assets	(3,737)	(3,683)	(373)	(381)
Amortization of prior service cost (credit)	38	(76)	(19)	(25)
Amortization of net actuarial loss	3,431	3,504	347	139

Total benefit cost	$4,859	$4,988	$1,180	$843

	U.S.		International
Nine months ended	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Service cost	$6,692	$5,578	$1,586	$1,127
Interest cost	9,235	9,013	2,147	2,255
Expected return on plan assets	(11,401)	(11,082)	(1,133)	(1,157)
Amortization of prior service cost (credit)	117	257	(62)	(73)
Amortization of net actuarial loss	10,496	8,756	1,049	422
Settlement loss	—	682	—	—

Total benefit cost	$15,139	$13,204	$3,587	$2,574

During the nine months ended July 31, 2012, net periodic pension cost included a settlement loss of $682 as a result of the termination of a U.S. pension plan.

The components of other postretirement benefit cost were:

	U.S.		International
Three months ended	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Service cost	$187	$159	$8	$7
Interest cost	592	425	10	11
Amortization of prior service credit	(118)	(146)	—	—
Amortization of net actuarial loss	477	2	(1)	(4)

Total benefit cost	$1,138	$440	$17	$14

	U.S.		International
Nine months ended	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Service cost	$859	$887	$26	$21
Interest cost	1,948	2,069	29	31
Amortization of prior service credit	(355)	(438)	—	—
Amortization of net actuarial loss	1,584	1,342	(3)	(11)

Total benefit cost	$4,036	$3,860	$52	$41

Nordson Corporation

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine-month periods ended July 31, 2013 were 29.4% and 28.7%, respectively.

During the three months ending July 31, 2013, we recorded a favorable provision to return adjustment related to 2012 that reduced income taxes by $430; additionally, we recorded a tax benefit of $215 related to an adjustment to deferred taxes resulting from a tax rate reduction in the United Kingdom.

During the nine months ending July 31, 2013 we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax provision for the nine months ending July 31, 2013 includes a discrete tax benefit of $1,700 related to 2012.

The effective tax rates for the three and nine-month periods ended July 31, 2012 were 29.9% and 30.4%, respectively. During the three months ending July 31, 2012, we recorded a favorable provision to return adjustment related to 2011 that reduced income taxes by $400; additionally, we recorded a tax benefit of $175 related to an adjustment of deferred taxes resulting from a tax rate reduction in the United Kingdom. During the nine months ending July 31, 2012, we recorded tax expense of $325 related to an adjustment to deferred taxes resulting from a tax rate reduction in Japan.

8.	Accumulated other comprehensive loss

Accumulated other comprehensive loss at July 31, 2013 and October 31, 2012 consisted of:

	July 31, 2013	October 31, 2012
Translation adjustments	$16,518	$26,234
Pension and postretirement benefit plan adjustments	(122,247)	(130,460)

Accumulated other comprehensive loss	$(105,729)	$(104,226)

9.	Stock-based compensation

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

We recognized compensation expense related to stock options of $1,244 and $966 in the three months ended July 31, 2013 and 2012, respectively. Corresponding amounts for the nine months ended July 31, 2013 and 2012 were $3,647 and $2,837, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the nine months ended July 31, 2013:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2012	1,764	$28.35
Granted	283	$61.61
Exercised	(239)	$21.68
Forfeited or expired	(14)	$47.96

Outstanding at July 31, 2013	1,794	$34.33	$67,892	6.3 years

Vested or expected to vest at July 31, 2013	1,745	$33.91	$66,732	6.2 years
Exercisable at July 31, 2013	987	$24.93	$46,605	4.9 years

At July 31, 2013, there was $10,826 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.8 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2013	July 31, 2012
Expected volatility	45.3%-46.9%	45.4%-46.9%
Expected dividend yield	0.97%-1.01%	1.20%
Risk-free interest rate	0.75%-0.90%	1.03%-1.23%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2013 and 2012 was $24.12 and $17.03, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2013 and 2012 was $2,235 and $786, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2013 and 2012 was $10,590 and $5,463, respectively.

Cash received from the exercise of stock options for the nine months ended July 31, 2013 and 2012 was $5,124 and $3,191, respectively. The tax benefit realized from tax deductions from exercises for the nine months ended July 31, 2013 and 2012 was $3,192 and $1,248, respectively.

Nordson Corporation

Nonvested Common Shares

We have grants of nonvested (restricted) shares to employees and directors. These shares may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

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

As shares are issued, deferred share-based compensation equivalent to the fair market value on the date of grant is charged to shareholders’ equity and subsequently amortized over the vesting period. Tax benefits arising from the lapse of restrictions on the shares are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to nonvested shares during the nine months ended July 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at October 31, 2012	100	$40.58
Granted	36	$62.08
Vested	(50)	$35.27
Forfeited	(2)	$48.18

Nonvested shares at July 31, 2013	84	$52.77

As of July 31, 2013, there was $2,388 of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 1.8 years. The amount charged to expense related to nonvested stock was $752 and $424 in the three months ended July 31, 2012 and 2012, respectively. For the nine months ended July 31, 2013 and 2012, the amounts were $1,888 and $1,311, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2012	200	$19.44
Deferrals	1	$69.39
Restricted stock units vested	11	$45.20
Dividend equivalents	1	$66.75
Distributions	(48)	$16.75

Outstanding at July 31, 2013	165	$22.52

Nordson Corporation

The amount charged to expense related to director deferred compensation for the three months ended July 31, 2013 and 2012 was $43 and $68, respectively. For the nine months ended July 31, 2013 and 2012, the corresponding amounts were $152 and $193, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, reduced by the implied value of dividends not to be paid. This value was $59.59 per share for 2013, $42.12 per share for 2012 and $42.02 per share for 2011. The amount charged to expense for the three months ended July 31, 2013 and 2012 was $334 and $1,175, respectively. For the nine months ended July 31, 2013 and 2012, the corresponding amounts were $2,601 and $3,065, respectively. The cumulative amount recorded in shareholders’ equity at July 31, 2013 was $7,096.

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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2013 and 2012:

	July 31, 2013	July 31, 2012
Beginning balance	$8,929	$6,723
Accruals for warranties	5,609	4,397
Warranty assumed from acquisitions	—	1,605
Warranty payments	(5,964)	(4,630)
Currency effect	(44)	(254)

Ending balance	$8,530	$7,841

11.	Severance and restructuring costs

During the three months ended July 31, 2013, we recognized severance costs of $58 in the Adhesive Dispensing Systems segment and $265 in the Advanced Technology Systems segment. Costs for the nine months ended July 31, 2013 were $315 in the Adhesive Dispensing Systems segment and $712 in the Advanced Technology Systems segment. These costs were associated with restructuring initiatives to optimize global operations. Severance costs associated with these initiatives are expected to be approximately $76 for the remainder of the current year.

In 2011, we announced a restructuring of the Georgia operations of our Adhesive Dispensing Systems segment in order to optimize operations and better serve our customers. The restructuring involved the expansion of our facility in Duluth and construction of a new facility in Swainsboro, where operations from our existing Swainsboro facility, as well as facilities in Norcross and Dawsonville, were transferred. A credit to expense of $19 was recorded in the three months ended July 31, 2012, and expense of $925 was recorded in the nine months ended July 31, 2012. In addition, $2,916 of expenses related to production inefficiencies and moving costs were incurred in the nine months ended July 31, 2012. Of this amount, $2,040 was recorded in cost of sales, and $876 was recorded in severance and restructuring costs.

Nordson Corporation

In order to optimize Adhesive Dispensing Systems segment operations in Germany, a restructuring initiative was taken in 2011 that resulted in severance costs of $11 and $177 during the three and nine months, respectively, ended July 31, 2012.

In addition, in order to optimize Industrial Coating Systems operations in Ohio, a restructuring initiative was undertaken in 2012 that resulted in severance costs of $129 and $690 in the three and nine months, respectively, ended July 31, 2012.

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

The following table presents sales and operating profits of our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended July 31, 2013
Net external sales	$195,992		$150,280		$56,688		$—	$402,960
Operating profit (loss)	50,998	(d)	42,465	(a)	7,585		(7,832)	93,216
Three months ended July 31, 2012
Net external sales	$175,175		$153,073		$51,624		$—	$379,872
Operating profit (loss)	52,266	(b)	49,867		7,082	(c)	(10,677)	98,538
Nine months ended July 31, 2013
Net external sales	$575,750		$388,990		$167,363		$—	$1,132,103
Operating profit (loss)	146,011	(d)	96,310	(a)	22,896		(28,235)	236,982
Nine months ended July 31, 2012
Net external sales	$469,045		$368,178		$133,678		$—	$970,901
Operating profit (loss)	151,011	(b)	94,550		13,582	(c)	(27,261)	231,882

(a)	Includes $265 and $712 of severance and restructuring costs in the three and nine months ended July 31, 2013, respectively.
(b)	Includes a credit of $8 for severance and restructuring costs in the three months ended July, 31, 2012. Includes $4,018 of cost of goods sold – restructuring and severance and restructuring costs in the nine months ended July 31, 2012.
(c)	Includes $129 and $690 of severance and restructuring costs in the three and nine months ended July 31, 2012, respectively.
(d)	Includes $58 and $315 of severance and restructuring costs in the three and nine months ended July 31, 2013, respectively.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	July 31, 2013	July 31, 2012
Total profit for reportable segments	$93,216	$98,538
Interest expense	(3,353)	(2,796)
Interest and investment income	112	109
Other-net	2,699	(716)

Income before income taxes	$92,674	$95,135

Nine months ended	July 31, 2013	July 31, 2012
Total profit for reportable segments	$236,982	$231,882
Interest expense	(11,045)	(6,925)
Interest and investment income	304	375
Other-net	934	413

Income before income taxes	$227,175	$225,745

We had significant sales in the following geographic regions:

Three months ended	July 31, 2013	July 31, 2012
United States	$115,809	$100,974
Americas	28,017	28,041
Europe	103,877	95,259
Japan	26,704	30,619
Asia Pacific	128,553	124,979

Total net external sales	$402,960	$379,872

Nine months ended	July 31, 2013	July 31, 2012
United States	$341,926	$261,823
Americas	91,851	74,167
Europe	297,708	273,272
Japan	93,914	90,658
Asia Pacific	306,704	270,981

Total net external sales	$1,132,103	$970,901

Nordson Corporation

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at July 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,517	$—	$13,517	$—
Forward exchange contracts (b)	1,661	—	1,661	—

Total assets at fair value	$15,178	$—	$15,178	$—

Liabilities:
Deferred compensation plans (c)	$6,887	$6,887	$—	$—
Forward exchange contracts (b)	2,878	—	2,878	—

Total liabilities at fair value	$9,765	$6,887	$2,878	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. Foreign exchange contracts are not designated as hedges.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

14.	Financial instruments

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

Gains and losses on foreign exchange contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended July 31, 2013, we recognized losses of $1,313 on foreign exchange contracts and gains of $1,402 from the change in fair value of balance sheet positions. For the three months ended July 31, 2012, we recognized losses of $3,464 on foreign exchange contracts and gains of $2,796 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2013, we recognized losses of $1,887 on foreign exchange contracts and losses of $571 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2012, we recognized losses of $3,452 on foreign exchange contracts and gains of $2,657 from the change in fair value of balance sheet positions.

Nordson Corporation

We had the following outstanding foreign currency forward contracts at July 31, 2013:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$42,225	$43,356	$127,504	$127,601
British pound	17,693	16,797	28,749	28,602
Japanese yen	11,384	11,391	9,076	9,082
Australian dollar	228	225	8,980	8,293
Hong Kong dollar	645	645	31,202	31,214
Singapore dollar	395	393	9,442	9,221
Others	5,678	5,727	22,740	22,749

Total	$78,248	$78,534	$237,693	$236,762

The carrying amounts and fair values of financial instruments at July 31, 2013, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$75,368	$75,368
Notes payable	5,083	5,083
Long-term debt, including current maturities	553,900	539,212
Foreign exchange contracts (net)	(1,217)	(1,217)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash and cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. Our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 at July 31, 2013 and $750 at October 31, 2012. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

16.	Subsequent events

On August 30, 2013, we completed the previously announced acquisition of 100% of Munster, Germany based Kreyenborg Group’s Kreyenborg GmbH and BKG Bruckmann & Kreyenborg Granuliertechnik GmbH (“Kreyenborg”). Kreyenborg broadens our existing offering of screen changers, pumps and valves, critical components in the polymer processing melt stream for extrusion processes, and expands the product portfolio to include pelletizers, the key component in polymer compounding, recycling and related processes. The acquired companies employ approximately 270 people, have additional operations in Shanghai, China, Kuala Lumpur, Malaysia and Georgia, USA, and will operate as part of our Adhesive Dispensing Systems segment. Revenues for fiscal year 2012 were approximately Euro 62,000. We acquired Kreyenborg on a cash-free and debt-free basis for an aggregate purchase price of Euro 135,000, subject to certain adjustments. This acquisition was financed using a Euro 100,000 loan facility entered into on August 23, 2013 and existing cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide. We engineer, manufacture and market differentiated products and systems used for dispensing and processing adhesives, coatings, plastics, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, and treating surfaces. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 5,550 employees and direct operations in more than 30 countries.

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

Nordson Corporation

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2012. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended  October 31, 2012.

Results of Operations

Sales

Worldwide sales for the three months ended July 31, 2013 were $402,960, an increase of $23,088, or 6.1%, from sales of $379,872 for the comparable period of 2012. Sales volume increased 6.7%, which was driven primarily by the first-year effect of acquisitions, and was offset by unfavorable currency effects by 0.6%. Sales increased over the prior year third quarter in both the Adhesive Dispensing Systems and Industrial Coating Systems segments, while partially offset by lower sales in the Advanced Technology Systems segment.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2013 were $195,992, an increase of 11.9% from the comparable period of 2012. Sales volume increased 12.9%, consisting of 0.4% organic volume and 12.5% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 1.0%. Sales volume, inclusive of acquisitions, increased in the United States, Asia Pacific, Japan and Europe regions. Growth in paper board packaging and certain durable goods markets was partially offset by softness in plastics processing and disposable hygiene product markets.

Sales of the Advanced Technology Systems segment for the three months ended July 31, 2013 were $150,280, a reduction of 1.8% compared to $153,073 for the three months ended July 31, 2012. Sales volume was lower by 1.5%, and currency effects reduced sales by 0.3%. Within this segment, sales volume increases in the United States, Europe and Japan were offset by decreases in the Americas and Asia Pacific regions. Growth in mobile device assembly, printed circuit board assembly, and medical equipment markets was offset by softness in semiconductor packaging and industrial assembly end markets.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2013 were $56,688, an increase of 9.8% over the three months ended July 31, 2012. Sales volume growth of 10.4% consisted primarily of the first-year effect of an acquisition. Unfavorable currency effects reduced sales by 0.6%. Sales volume, inclusive of acquisitions, increased in the United States, Americas, Europe and Asia Pacific regions. Growth in some consumer and industrial durable goods markets was offset by softness in large dollar systems supporting automotive OEMs and container coating markets.

Sales outside the United States accounted for 71.3% of total company sales in the three months ended July 31, 2013, compared to 73.4% in the comparable period of 2012. On a geographic basis, sales in the United States increased 14.7% for the three months ended July 31, 2013 compared to the same period of 2012. This increase in sales volume consisted of 15.9% from the first-year effect of acquisitions, offset by a 1.2% reduction in organic volume. Sales in Europe increased 9.0%, consisting of a volume increase of 6.2% and 2.8% of favorable currency effects. This increase in sales volume consisted of 2.1% organic growth and 4.1% from acquisitions. Sales in Japan were down 12.8% from the comparable period of the prior year, which consisted primarily of unfavorable changes in the Japanese Yen that reduced sales by 18.7% and was partially offset by an increase in sales volume of 5.9% during the third quarter. This increase in sales volume consisted of 2.3% organic volume and 3.6% from the first-year effect of acquisitions. Total sales volume in the Asia Pacific region was up 2.3%, and currency effects increased sales by 0.6%. This increase in sales volume consisted of 3.8% from the first-year effect of acquisitions offset by a reduction of 1.5% in organic volume. Sales in the Americas region remained flat compared to the same period of 2012.

Worldwide sales for the nine months ended July 31, 2013 were $1,132,103, an increase of $161,202, or 16.6%, over sales of $970,901 for the comparable period of 2012. Sales volume increased 17.6%, consisting of organic growth of 4.4% and 13.2% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 1.0%. Year-to-date organic growth generated sales increases in all three operating segments and all geographic regions.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2013 were $575,750, an increase of $106,705, or 22.7%, over the comparable period of 2012. Sales volume increased 24.3%, consisting of 0.2% organic growth and 24.1% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 1.6%. Sales volume, inclusive of acquisitions, increased in all geographic regions. Growth in paper board packaging, disposable hygiene products and certain durable goods markets was partially offset by softness in plastics processing markets.

Nordson Corporation

Sales of the Advanced Technology Systems segment for the nine months ended July 31, 2013 were $388,990 compared to $368,178 in the comparable period of 2012, an increase of $20,812, or 5.7%. Organic sales volume increased 6.0%, and unfavorable currency effects reduced sales by 0.3%. Within the segment, sales volume increased in the United States, Americas, Europe and Japan regions. Growth in mobile device assembly, printed circuit board assembly and medical equipment markets was offset by softness in semiconductor packaging and industrial assembly end markets.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2013 were $167,363, an increase of $33,685, or 25.2%, over the comparable period of 2012. Sales volume increased 26.1%, consisting of 15.0% organic growth and 11.1% from the first-year effect of an acquisition. Unfavorable currency effects reduced sales by 1.0%. Sales volume, inclusive of acquisitions, increased in the United States, Americas, Asia Pacific and Japan regions. Organic volume growth continued to be driven by consumer and industrial durable goods manufacturers.

Sales outside the United States accounted for 69.8% of sales for the nine months ended July 31, 2013, compared to 73.0% in the comparable period of 2012. On a geographic basis, sales in the United States increased 30.6% for the nine months ended July 31, 2013 compared to the nine months ended July 31, 2012. This increase in sales volume consisted of 3.6% organic growth and 27.0% from the first-year effect of acquisitions. Sales in the Americas region were up 23.8%, consisting of 24.5% volume offset by unfavorable currency effects of 0.7%. This increase in sales volume consisted of 11.5% organic growth and 13.0% from the first-year effect of acquisitions. Sales in Europe increased 8.9%, consisting of a volume increase of 8.3% and favorable currency effects of 0.6%. This increase in sales volume consisted of 1.7% organic growth and 6.6% from the first-year effect of acquisitions. Sales in Japan increased 3.6% from the comparable period of the prior year, consisting of volume of 17.5%, offset by unfavorable changes in the Japanese Yen that reduced sales by 13.9%. This increase in sales volume consisted of 7.8% organic volume and 9.7% from the first-year effect of acquisitions. Sales in the Asia Pacific region increased 13.2%, consisting of 12.6% volume and 0.6% from currency effects. This increase in sales volume consisted of 5.0% organic volume growth and 7.6% growth from the first-year effect of acquisitions.

Operating Profit

Cost of sales for the three months ended July 31, 2013 were $177,877, up from $156,658 in 2012. Cost of sales, including costs classified as restructuring, for the nine months ended July 31, 2013 were $492,853, up from $388,685 in 2012. The prior year nine-month amount included restructuring costs of $2,040 associated with the transfer of production and start-up activities related to our United States Adhesive Dispensing Systems plant consolidation initiative. The gross profit percentage was 55.9% for the three months ended July 31, 2013 and 56.5% for the nine months ended July 31, 2013, as compared to 58.8% for the three months ended July 31, 2012 and 60.0% for the nine months ended July 31, 2012. The reductions in gross margin were primarily a result of lower product line margins relating to our 2012 acquisitions, as well as a higher mix of systems revenue in our legacy business.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2013 were $131,544, an increase of 5.6% as compared to $124,555 for the comparable period of 2012. Selling and administrative expenses for the nine months ended July 31, 2013 were $401,241, an increase of 15.4% as compared to $347,666 for the comparable period of 2012. The increases were primarily a result of the first-year effect of 2012 acquisitions, as well as higher compensation expenses related to increased employment levels worldwide and spending for initiatives that are intended to generate future growth and improve performance.

Selling and administrative expenses, excluding severance and restructuring costs, for the three months ended July 31, 2013 as a percent of sales were 32.6% compared to 32.8% during the three months ended July 31, 2012. For the nine months ended July 31, 2013, these expenses as a percent of sales were reduced to 35.4% from 35.8% for the same period of 2012.

During the three months ended July 31, 2013, we recognized severance costs of $323 which consisted of $265 in the Advanced Technology Systems segment and $58 in the Adhesive Dispensing Systems segment. During the nine months ended July 31, 2013, we recognized severance costs of $315 in the Adhesive Dispensing Systems segment and $712 in the Advanced Technology Systems segment. These costs were associated with implementing restructuring initiatives to optimize global operations. Severance costs associated with these initiatives are expected to be approximately $76 for the remainder of the current year.

Nordson Corporation

Severance and restructuring costs of $121 and $2,668 were recorded in the three and nine months ended July 31, 2012, respectively. These costs were associated with the Adhesive Dispensing Systems’ United States plant consolidation initiative and a 2012 Industrial Coating Systems initiative.

Operating profit as a percentage of sales was 23.1% for the three months ended July 31, 2013, down from 25.9% for the comparable period of 2012. Operating profit as a percentage of sales was 20.9% for the nine months ended July 31, 2013, down from 23.9% for the comparable period of 2012. These changes were primarily due to the dilutive effect of our 2012 acquisitions, as well as a higher mix of systems revenue in our legacy business.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales declined to 26.0% for the three months ended July 31, 2013 from 29.8% in 2012 and to 25.4% for the nine months ended July 31, 2013 from 32.2% for the comparable period of 2012. The decreases were primarily due to the dilutive effect of our 2012 acquisitions.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2013 declined to 28.3% from 32.6% for the three months ended July 31, 2012. For the nine months ended July 31, 2013, operating profit as a percent of sales was 24.8%, down from 25.7% last year. The declines were partially due to a higher mix of engineered systems serving mobile electronic device customers and incremental spending on initiatives that are intended to drive growth in future periods.

For the Industrial Coating Systems segment, operating profit as a percent of sales was 13.4% for the three months ended July 31, 2013, compared to 13.7% for the three months ended July 31, 2012. For the nine months ended July 31, 2013, operating profit was 13.7% of sales, up from 10.2% in the same period of 2012. The year-to-date increase is primarily due to better absorption of fixed expenses, as well as the accretive effect of a 2012 acquisition.

Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2013 was $3,353, up from $2,796 for the three months ended July 31, 2012. Interest expense for the nine months ended July 31, 2013 was $11,045, up from $6,925 for the nine months ended July 31, 2012. These increases were due to higher borrowing levels resulting primarily from our acquisitions in 2012.

Other income was $2,699 for the three months ended July 31, 2013, compared to other expense of $716 in the comparable period of the prior year. Included in those amounts were the gain on sale of real estate in China of $2,106 in 2013 and foreign exchange losses of $668 in 2012. Other income for the nine months ended July 31, 2013 was $934, compared to other income of $413 for the nine months ended July 31, 2012, due primarily to the gain on sale of real estate in China.

Income Taxes

The effective tax rates for the three and nine-month periods ending July 31, 2013 were 29.4% and 28.7%, compared to 29.9% and 30.4% for the comparable periods ending July 31, 2012.

The tax rate for the three months ending July 31, 2013 was impacted by a favorable provision to return adjustment related to 2012 that reduced income taxes by $430; additionally, we recorded a tax benefit of $215 related to an adjustment to deferred taxes resulting from a tax rate reduction in the United Kingdom.

During the three months ending January 31, 2013 we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax provision for the nine months ending July 31, 2013 includes a discrete tax benefit of $1,700 related to 2012.

The tax rate for the three months ended July 31, 2012, was impacted by a favorable adjustment related to our 2011 tax provision that reduced income taxes by $400, and a favorable adjustment to deferred taxes related to a tax rate reduction in the United Kingdom that reduced income taxes by $175. During the nine months ending July 31, 2012, we recorded tax expense of $325 related to an adjustment to deferred taxes resulting from a tax rate reduction in Japan.

Nordson Corporation

Net Income

Net income for the three months ended July 31, 2013 was $65,424, or $1.01 per share on a diluted basis, compared to $66,694, or $1.03 per share on a diluted basis in the same period of 2012. This represented a 1.9% decline in both net income and earnings per share. For the nine months ended July 31, 2013, net income was $162,040, or $2.50 per share on a diluted basis, compared to $157,143, or $2.41 per share for the nine months ended July 31, 2012. This represented a 3.1% increase in net income and a 3.7% increase in earnings per share. The percentage increase in earnings per share is more than the percentage increase in net income due to a lower number of shares outstanding in the current year as result of share repurchases.

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

In the aggregate, average exchange rates for 2013 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during 2012. The strengthening of the United States dollar relative to the Japanese Yen has been the primary cause to the unfavorable currency translation effects during 2013. If transactions for the three months ended July 31, 2013 were translated at exchange rates in effect during the same period of 2012, sales would have been approximately $2,400 higher while third-party costs and expenses would have been approximately $1,300 higher. If transactions for the nine months ended July 31, 2013 were translated at exchange rates in effect during the same period of 2012, sales would have been approximately $9,700 higher and third party costs would have been approximately $5,400 higher.

Financial Condition

Liquidity and Capital Resources

During the nine months ended July 31, 2013, cash and cash equivalents increased $34,129. Cash provided by operations during this period was $194,584, compared to $177,575 for the nine months ended July 31, 2012. Cash of $214,300 for the nine months ended July 31, 2013 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and gain on sale of property, plant and equipment) as compared to $195,445 in the same period of the prior year. Changes in operating assets and liabilities, including the tax benefit from the exercise of stock options, used $19,716 of cash in the first nine months of 2013, compared to $17,870 in the first nine months of 2012.

Cash used in investing activities was $32,879 for the nine months ended July 31, 2013, compared to $423,310 in the comparable period of last year, which included $405,202 for the acquisition of two businesses. Current year capital expenditures were $34,569, up from $21,550 in 2012. Significant expenditures in the current year included a new technical and laboratory facility in China, the purchase of a previously leased facility in the Netherlands and investments in global information systems. Proceeds of $3,760 from the sale of property, plant and equipment in 2013 related primarily to real estate sold in China during the third quarter. Cash of $1,231 was used in 2013 for the acquisition of certain assets of Kodama Chemical Industry Co., Ltd a licensed distributor of our EDI business in Japan, and cash of $1,116 was used for an equity investment. Cash of $2,213 was received in the nine months ended July 31, 2012 related to the sale of UV Curing graphic arts and lamps product lines that occurred in June 2010.

Cash used in financing activities was $128,216 for the nine months ended July 31, 2013, compared to cash provided by financing activities on $264,122 for the nine months ended July 31, 2012. In the current year, cash of $74,776 was used for net repayments of short-term borrowings and long-term debt. In the prior year, cash of $374,488 was provided by net of short-term borrowings and long-term debt related to acquisitions. During the nine months ended July 31, 2013, cash of $28,831 was used for the repurchase of common shares, and cash of $28,930 was used for dividend payments, and cash of $5,124 was received from the issuance of common stock related to stock option exercises.

Nordson Corporation

The following is a summary of significant changes in balance sheet captions from the end of fiscal 2012 to July 31, 2013. Receivables decreased $29,489 due to lower revenue volume than generated in the fourth quarter of 2012, which is consistent with the seasonality of our business. Inventories increased $14,270 to meet demand of expected order volume in the fourth quarter. Property, plant and equipment – net increased $14,249 primarily due to capital expenditures of $34,569 offset by depreciation of $22,521. The increase of $5,343 in goodwill related primarily to changes to the purchase price and finalization of the purchase price allocations of fiscal 2012 acquisitions. The decrease of $17,547 in intangible assets – net was primarily due to amortization, partially offset by adjustments related to our fiscal 2013 and 2012 acquisitions.

The decrease of $44,918 in notes payable from the end of fiscal 2012 to July 31, 2013 was due to the scheduled $50,000 repayment of a credit agreement with PNC, partially offset by borrowings in China to fund the purchase of a new technical and laboratory facility. The decrease of $6,331 in income taxes payable was primarily due to the timing of required tax payments. The $17,592 decrease in accrued liabilities is primarily due to payments of annual incentive compensation in the first quarter of the year and donations to the Nordson Corporation Foundation. Current maturities of long-term debt decreased as a result of the scheduled repayment of our $50,000 Prudential Senior note in February 2013. Long-term debt increased $20,191 primarily to fund the $50,000 notes payable and $50,000 Senior note repayments and our share repurchase program. The increase of $11,982 in long-term deferred income taxes was primarily due to amortization of goodwill for tax purposes and the tax effect of pension and postretirement amounts recorded in other comprehensive income. The decrease of $8,257 in long-term pension obligations was primarily due to contributions to our domestic plans.

In March 2012 the board of directors approved a repurchase program of up to $100,000, of which $58,984 was available as of July 31, 2013. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the three months ended July 31, 2013, we repurchased 50 shares under this program for a total cost of $3,400, or $67.76 per share.

Subsequent to July 31, 2013, the board of directors authorized a new $200,000 share repurchase program. This new program replaced the $100,000 program approved by the board in March 2012.

Contractual Obligations

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%. We were in compliance with all covenants at July 31, 2013.

In 2011, we entered into a $500,000 five-year, unsecured multicurrency credit facility with a group of banks that may be increased to $750,000 under certain conditions. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At July 31, 2013, $282,725 was outstanding under this facility, compared to $262,450 outstanding at October 31, 2012. We were in compliance with all debt covenants at July 31, 2013, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At July 31, 2013 and October 31, 2012, $69,444 was outstanding under this facility at a fixed rate of 2.21 percent per annum. We were in compliance with all covenants at July 31, 2013, and the amount we could borrow would not have been limited by any debt covenants. Effective February 12, 2013, the amount of the facility was increased from $150,000 to $175, 000.

In addition, we have notes payable which our subsidiaries use for short-term financing needs.

Nordson Corporation

Outlook

We continue to move forward with caution regarding expectations for the balance of fiscal 2013, given persistent uncertainties related, for example, to the Eurozone’s economic recovery, U.S. deficit reduction issues, prospects for slowing growth in emerging markets and economists’ expectations for global GDP indicating a low-growth macroeconomic environment. Though the near-term global macroeconomic outlook remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies. Our cash and available borrowing capacity will enable us to make other strategic investments.

For the fourth quarter of 2013, sales are expected to be in the range of $391,000 to $408,000, a decrease of 7% to 11% as compared to the fourth quarter a year ago. This outlook is inclusive of organic volume down 6% to 10%, and a negative 1% currency translation effect based on the current exchange rate environment. Diluted earnings per share are expected to be in the range of $0.87 to $0.98.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2013. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2013 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. Our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 at July 31, 2013 and $750 at October 31, 2012. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in Form 10-K filed for the year ended October 31, 2012. The information disclosed has not changed materially in 2013.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2013:

(In thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2013 to May 31, 2013	25	$68.07	24	$60,765
June 1, 2013 to June 30, 2013	26	$67.65	26	$58,984
July 1, 2013 to July 31, 2013	3	$70.18	—	$58,984

Total	54		50

(1)	In March 2012 the board of directors approved a repurchase program of up to $100,000. Uses for repurchased shares include the funding of benefit programs including stock options, nonvested stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Subsequent to July 31, 2013, the board of directors announced the authorization of a new share repurchase program of up to $200,000 which replaces the existing program.

ITEM 6.	EXHIBITS

Exhibit Number:

10.1	Sale and Purchase Agreement dated July 16, 2013 relating to Kreyenborg and BKG between Mr. Jan-Udo Kreyenborg, Kreyenborg Verwaltungen und Beteiligungen GmbH & Co. KG, Kreyenborg Verwaltungs-GmbH and Nordson Corporation

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2013 and July 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2013 and July 31, 2012, (iii) the Condensed Consolidated Balance Sheets at July 31, 2013 and October 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2013 and July 31, 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2013	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)