Form 10-K
period 2013-10-31
NORDSON CORP
filed 2013-12-16
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of Common Shares no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2013 was approximately $4,445,488,000.

There were 64,256,419 Common Shares outstanding as of November 29, 2013.

Documents incorporated by reference:

Portions of the Proxy Statement for the 2014 Annual Meeting — Part III

i

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

General Description of Business

Nordson engineers, manufactures and markets differentiated products and systems used for dispensing and processing adhesives, coatings, polymers, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, treating surfaces and curing. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing.

Our strategy for long-term growth is based on solving customers’ needs globally. Headquartered in Westlake, Ohio, our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, approximately 70 percent of our revenues were generated outside the United States in 2013.

We have 5,801 employees worldwide. Principal manufacturing facilities are located in the United States, Belgium, the Peoples Republic of China, Germany, India, the Netherlands, Thailand and the United Kingdom.

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

Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation. This goal is met through the Human Resources department’s facilitation of employee training and leadership training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional global team capable of meeting corporate objectives.

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives. In addition, employees participate in Lean and Six Sigma initiatives to continuously improve our processes.

We are an equal opportunity employer.

We are committed to contributing approximately five percent of domestic pretax earnings to human welfare services, education and other charitable activities, particularly in communities where we have significant operations.

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales

In accordance with generally accepted accounting standards, we have reported information about our three operating segments, including information about our foreign and domestic operations. This information is contained in Note 16 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this document.

Principal Products and Uses

We engineer, manufacture and market differentiated products and systems used for dispensing and processing adhesives, coatings, polymers, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, treating surfaces and curing. Our technology-based systems can be found in manufacturing facilities around the world producing a wide range of goods for consumer durable, consumer non-durable and technology end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

We market our products in the United States and around the world, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials.

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

•

Polymer Processing — Components and systems used in the thermoplastic melt stream in plastic extrusion, injection molding, compounding and recycling processes. Key strategic markets include flexible packaging, electronics, medical, building and construction, transportation and aerospace, and general consumer goods.

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

•

Electronic Systems — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include mobile phones, tablets, personal computers, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, micro electronic mechanical systems (MEMS), and semiconductor packaging.

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

•

Test & Inspection — Bond testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, MEMS, and semiconductor packaging.

3.	Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, other finishes, sealants and other materials, and curing and drying of dispensed material. This segment primarily serves the consumer durables market.

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

Manufacturing and Raw Materials

Our production operations include machining and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations in the United States in Amherst and Youngstown, Ohio; Duluth and Swainsboro, Georgia; Carlsbad, California; Ft. Collins, Colorado; Plymouth, Michigan; Eagan, Minnesota; Robbinsville, New Jersey; Hickory, North Carolina; New Castle, Pennsylvania; East Providence, Rhode Island; Pulaski, Virginia and Chippewa Falls, Wisconsin; as well as in Temse, Belgium; Shanghai and Suzhou, the Peoples Republic of China; Lüneburg and Münster, Germany; Bangalore, India; Maastricht, the Netherlands; Chonburi, Thailand and in Aylesbury, United Kingdom.

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

Intellectual Property

We maintain procedures to protect our intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Item 1A. Risk Factors.

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2013, we held 495 United States patents and 1,075 foreign patents and had 255 United States patent applications pending and 921 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from November 2013 to February 2038. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Dage, EFD, Micromedics, Value Plastics, and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2013, we had a total of 1,688 trademark registrations in the United States and in various foreign countries.

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2013, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders increased to approximately $217,000 at October 31, 2013 from approximately $176,000 at October 31, 2012. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2013. The increase is primarily due to 2013 acquisitions. All orders in the 2013 year-end backlog are expected to be shipped to customers in 2014.

Government Contracts

Our business neither includes nor depends upon a significant amount of governmental contracts or subcontracts. Therefore, no material part of our business is subject to renegotiation or termination at the option of the government.

Competitive Conditions

Our equipment is sold in competition with a wide variety of alternative bonding, sealing, finishing, coating, processing, testing, inspecting, and fluid control techniques. Potential uses for our equipment include any production processes that require preparation, modification or curing of surfaces; dispensing application, processing or control of fluids and materials; or testing and inspecting for quality.

Many factors influence our competitive position, including pricing, product quality and service. We maintain a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to our leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage.

Research and Development

Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $47,973 in 2013, compared with approximately $36,535 in 2012 and $26,997 in 2011. As a percentage of sales, research and development expenses were approximately 3.1, 2.6 and 2.1 percent in 2013, 2012 and 2011, respectively.

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state and local environmental protection laws during 2013 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2013, we had 5,801 full-time and part-time employees, including 127 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on October 30, 2016 and 72 at our New Castle, Pennsylvania facility who are represented by a collective bargaining agreement that expires on July 31, 2014. No work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

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

In 2013, approximately 30 percent of our revenue was derived from domestic customers, while approximately 70 percent was derived from international customers. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, life sciences and medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

Any significant downturn in the health of the general economy, globally, regionally or in the markets in which we sell products, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets.

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

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions and represents the excess of cost over the fair value of the identifiable net assets we acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for acquired businesses decline, if significant and prolonged negative industry or economic trends exist, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and equity book value, the effect of which could be material.

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

The majority of our consolidated revenues in 2013 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

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

In addition, our credit facilities require us to meet financial ratios, including “total indebtedness” to “consolidated trailing earnings before interest, taxes, depreciation, and amortization” (EBITDA) both as defined in the credit facility, and consolidated trailing EBITDA to consolidated trailing interest expense as defined in the credit facility.

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

Rapid changes in interest rates could adversely affect us.

Any period of unexpected or rapid increase in interest rates may also adversely affect our profitability. At October 31, 2013, we had $652,594 of total debt and notes payable outstanding, of which 59 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2013 would have resulted in approximately $3,464 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

The level of returns on pension plan assets and changes in the actuarial assumptions used could adversely affect us.

Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements may also be affected by our actual return on plan assets and by legislation and other government regulatory actions. Changes in assumptions, laws or regulations could lead to variability in operating results and could have a material adverse impact on liquidity.

New regulations related to conflict-free minerals may result in additional expenses that could affect our financial condition and business operations.

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

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2013, approximately 70 percent of our total sales were to customers outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of economic instability;

•	unanticipated or unfavorable circumstances arising from host country laws or regulations;

•	threats of war, terrorism or governmental instability;

•	significant foreign and U.S. taxes on repatriated cash;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from labor and political disturbances;

•	the imposition of tariffs, import or export licensing requirements;

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.

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

Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.

While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions such as hurricanes or tornadoes, as well major earthquakes and other natural disasters, in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, and delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes our principal properties as of October 31, 2013:

Location	Description of Property	Approximate Square Feet
Amherst, Ohio[2,3]	A manufacturing, laboratory and office complex	521,000
Duluth, Georgia[1]	A manufacturing, laboratory and office building	176,000
Swainsboro, Georgia[1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island[2]	A manufacturing, warehouse and office building	116,000
Pulaski, Virginia[1]	A manufacturing, warehouse and office building	101,000
Carlsbad, California[2]	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey[2]	A manufacturing, warehouse and office building (leased)	88,000
Chippewa Falls, Wisconsin[1]	A manufacturing, warehouse and office building (leased)	86,000
New Castle, Pennsylvania[1]	A manufacturing, warehouse and office building	76,000
Youngstown, Ohio[1]	A manufacturing, warehouse and office building (leased)	58,000
Chippewa Falls, Wisconsin[1]	A manufacturing, warehouse and office building (leased)	45,000
Ft. Collins, Colorado[2]	A manufacturing, warehouse and office building (leased)	42,000
Vista, California[2]	A manufacturing building (leased)	41,000
Hickory, North Carolina[1]	A manufacturing, warehouse and office building (leased)	41,000
Eagan, Minnesota[2]	A manufacturing, warehouse and office building (leased)	35,000
Plymouth, Michigan[3]	Two manufacturing, warehouse and office buildings (leased)	35,000
Westlake, Ohio	Corporate headquarters	28,000
Chippewa Falls, Wisconsin[1]	An engineering and laboratory building (leased)	20,000
Shanghai, China[1,3]	A manufacturing, warehouse and office building (leased)	134,000
Lüneburg, Germany[1]	A manufacturing and laboratory building	129,000
Shanghai, China[1,2,3]	An office and laboratory building	86,000
Chonburi, Thailand[1]	A manufacturing, warehouse and office building	70,000
Shanghai, China[1]	A manufacturing, warehouse and office building (leased)	56,000
Bangalore, India[1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands[1,2,3]	A manufacturing, warehouse and office building	54,000
Münster, Germany[1]	A manufacturing, warehouse and office building (leased)	51,000
Erkrath, Germany[1,2,3]	An office, laboratory and warehouse building (leased)	48,000
Temse, Belgium[1]	A manufacturing, warehouse and office building (leased)	44,000
Suzhou, China[2]	A manufacturing, warehouse and office building (leased)	42,000
Tokyo, Japan[1,2,3]	An office, laboratory and warehouse building (leased)	42,000
Münster, Germany[1]	A manufacturing, warehouse and office building (leased)	39,000
Aylesbury, U.K.[1,2]	A manufacturing, warehouse and office building (leased)	36,000
Shanghai, China[1]	An engineering and laboratory building	24,000
El Marques, Mexico[1,2,3]	A warehouse and office building (leased)	22,000
Singapore[1,2,3]	A warehouse and office building (leased)	16,000
Lagny Sur Marne, France[1,3]	An office building (leased)	6,000
Segrate, Italy[1,3]	An office, laboratory and warehouse building (leased)	5,000

Business Segment — Property Identification Legend

1 — Adhesive Dispensing Systems

2 — Advanced Technology Systems

3 — Industrial Coating Systems

The facilities listed have adequate, suitable and sufficient capacity (production and nonproduction) to meet present and foreseeable demand for our products.

Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date. Information about leases is reported in Note 10 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2013 and 2012, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 and $750, respectively.

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

Item 4.	Mine Safety Disclosures

None.

Executive Officers of the Company

Our executive officers as of October 31, 2013, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period
Michael F. Hilton	59	2010	President and Chief Executive Officer, 2010 Senior Vice President and General Manager-Electronics and Performance Materials Segment of Air Products and Chemicals, Inc., 2007
John J. Keane	52	2003	Senior Vice President, 2005
Peter G. Lambert	53	2005	Senior Vice President, 2010
			Vice President, 2005
Gregory P. Merk	42	2006	Senior Vice President, 2013 Vice President, 2006
Gregory A. Thaxton	52	2007	Senior Vice President, Chief Financial Officer, 2012
			Vice President, Chief Financial Officer, 2008
Douglas C. Bloomfield	54	2005	Vice President, 2005
James E. DeVries	54	2012	Vice President, 2012 Vice President Global Continuous Improvement, 2011 Vice President North America and China, Engineering (Adhesive Dispensing Systems), 2010
			Vice President Adhesive Dispensing Systems, North America, 2009 Vice President Global Business Development (Adhesive Dispensing Systems), 2008
Shelly M. Peet	48	2007	Vice President, 2009
			Vice President, Chief Information Officer, 2007
Robert E. Veillette	61	2007	Vice President, General Counsel and Secretary, 2007

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 29, 2013, there were 1,623 registered shareholders. The table below is a summary of dividends paid per common share and the range of closing market prices during each quarter of 2013 and 2012.

	Dividend Paid	Common Share Price
Quarters		High	Low
2013:
First	$.15	$67.62	$58.89
Second	.15	70.60	61.33
Third	.15	75.00	67.26
Fourth	.18	74.90	66.65
2012:
First	$.125	$48.39	$39.65
Second	.125	56.46	46.35
Third	.125	54.19	47.85
Fourth	.15	62.81	50.17

Source: NASDAQ OMX

Performance Graph

The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2008 in Nordson common shares, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, and the S&P MidCap 400 Industrial Machinery Index.

Company/Market/Peer Group	2008	2009	2010	2011	2012	2013
Nordson Corporation	$100.00	$149.23	$226.27	$274.10	$356.22	$439.17
S&P 500 Index	$100.00	$109.80	$127.94	$138.29	$159.32	$204.36
S&P MidCap 400	$100.00	$118.18	$150.84	$163.74	$183.56	$247.03
S&P 500 Ind. Machinery	$100.00	$133.81	$171.21	$177.14	$211.99	$303.42
S&P MidCap 400 Ind. Machinery	$100.00	$123.56	$160.59	$182.65	$199.48	$275.62
Peer Group	$100.00	$106.92	$141.59	$158.97	$178.67	$241.77

Source: Zack’s Investment Research

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2013 to August 31, 2013	9	$67.85	9	$200,000
September 1, 2013 to September 30, 2013	58	$68.29	58	$196,031
October 1, 2013 to October 31, 2013	—		—	$196,031

Total	67		67

(1)	In March 2012 the board of directors approved a repurchase program of up to $100,000. In August 2013 the board of directors replaced that program with a new repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Item 6.	Selected Financial Data

Five-Year Summary

	2013	2012	2011	2010	2009
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$1,542,921	$1,409,578	$1,233,159	$1,041,551	$819,165
Cost of sales	676,777	584,249	484,727	419,937	350,239
% of sales	44	41	39	40	43
Cost of sales — restructuring	—	2,040	—	—	—
Selling and administrative expenses	541,169	485,285	429,489	384,752	337,294
% of sales	35	34	35	37	41
Severance and restructuring costs	1,126	2,524	1,589	2,029	16,396
Goodwill and long-lived asset impairments	—	—	1,811	—	243,043
Operating profit (loss)	323,849	335,480	315,543	234,833	(127,807)
% of sales	21	24	26	23	(16)
Net income (loss)	221,817	224,829	222,364	168,048	(160,055)
% of sales	14	16	18	16	(20)
Financial Data(a)
Working capital	$365,099	$242,939	$294,796	$259,117	$190,249
Net property, plant and equipment and other non-current assets	1,441,719	1,242,892	827,493	535,323	544,003
Total invested capital(b)	1,498,082	1,261,962	853,071	567,323	508,989
Total assets	2,042,289	1,829,515	1,304,450	986,354	890,674
Long-term liabilities	918,955	816,061	550,966	289,368	364,276
Shareholders’ equity	887,863	669,770	571,323	505,072	369,976
Return on average invested capital — %(c)	18	23	35	32	10 (d)
Return on average shareholders’ equity — %(e)	29	38	39	40	13 (f)
Per-Share Data(a)(g)
Average number of common shares	64,214	64,407	67,616	67,610	67,129
Average number of common shares and common share equivalents	64,908	65,103	68,425	68,442	67,129
Basic earnings (loss) per share	$3.45	$3.49	$3.29	$2.49	$(2.38)
Diluted earnings (loss) per share	3.42	3.45	3.25	2.46	(2.38)
Dividends per common share	0.63	0.525	0.44	0.39	0.36875
Book value per common share	13.83	10.42	8.71	7.44	5.49

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.

(c)	Net income (loss), plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over five accounting periods.

(d)	The percentage for 2009 excludes goodwill and long-lived asset impairment charges. Including these charges, the return on average invested capital for 2009 would have been negative 21 percent.

(e)	Net income (loss) as a percentage of average quarterly shareholders’ equity over five accounting periods.

(f)	The percentage for 2009 excludes goodwill and long-lived asset impairment charges. Including these charges, the return on average shareholder equity for 2009 would have been negative 28 percent.

(g)	Amounts adjusted for 2-for-1 stock split effective April 12, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and title and risk of loss have passed to the customer. The FASB has issued guidance on multiple deliverable arrangements that establishes a relative selling price hierarchy for determining the selling price of a deliverable based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or best estimated selling price (BESP) if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2013, 2012 and 2011 were not material.

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

We test goodwill in accordance with Accounting Standards Codification (ASC) 350. The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a reporting unit’s fair value using a discounted cash flow valuation methodology and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit is close to or exceeds its fair value, then a second step is performed to determine if goodwill is impaired. We used independent valuation specialists to assist with refining our assumptions and methods used to determine fair values using Discounted Cash Flow (DCF) methodology for our reporting units and other long-lived assets and to prepare indications of value derived from a market approach using guideline companies and a reconciliation to results of the DCF approach. In step one, the assumptions used for discounted cash flow, revenue growth, operating margin, and working capital turnover are based on general management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the “Gordon Growth Model Method” that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness that our expected assumptions are fair for detecting impairment.

Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2013, the discount rates used ranged from 10 percent to 19 percent depending upon the reporting unit’s size, end market volatility, and projection risk. The calculated internal rate of return for the step one consolidated valuation was 11 percent, the same as the calculated WACC for total Nordson.

To test the reasonableness of the discounted cash flow valuations, we performed the control premium test, which compares the sum of the fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was negative 17 percent as of the test date of August 1, 2013 and October 31, 2013. The control premium indicated that the discounted cash flow valuation was reasonable. In addition, indications of value derived for each reporting unit using the market approach reconciled reasonably with the results of the discounted cash flow approach.

In 2013 and 2012, the results of our step one testing indicated no impairment; therefore, the second step of impairment testing was not necessary.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2013, our conclusion is that no indicators of impairment exist in 2013. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	10%	339%	$288,712
Industrial Coating Systems Segment	14%	199%	$24,058
Advanced Technology Systems Segment — Electronics Systems	11%	1015%	$15,138
Advanced Technology Systems Segment — Fluid Management	12%	63%	$475,855
Advanced Technology Systems Segment — Test & Inspection	19%	71%	$14,397

The table above does not include two acquisitions that occurred after the August 1 measurement date but before our fiscal year-end. We acquired the Kreyenborg Group’s Kreyenborg GmbH and BKG Bruckmann & Kreyenborg Granuliertechnik GmbH (“the Kreyenborg Group”) on August 30, 2013 and certain assets from Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP on September 27, 2013. Determination of the preliminary goodwill associated with these acquisitions was completed with the assistance of independent valuation specialists in October 2013. Since the dates of the valuations, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of these acquisitions below their carrying values. For future valuation purposes, the Kreyenborg Group will be included in our Adhesive Dispensing Systems segment, and the assets acquired from Nellcor will be included in Advanced Technology Systems — Fluid Management.

Other Long-Lived Assets — We test other depreciable and amortizable long-lived assets for recoverability in accordance with ASC 360 using undiscounted cash flows. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows. The total carrying value of long-lived assets for each reporting unit has been compared to the forecasted cash flows of each reporting unit’s long-lived assets being tested. Cash flows have been defined as earnings before interest, taxes, depreciation, and amortization, less annual maintenance capital spending.

Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) are based on the remaining useful life of the asset. We believe that the relative value of long-lived assets within each reporting unit is a reasonable proxy for the relative importance of the assets in the production of cash flow. To get to a reasonable forecast period, the aggregate net book value of long-lived assets was divided by the current depreciation and amortization value to arrive at a blended remaining useful life. Our calculations for 2013 showed the undiscounted aggregate value of cash flows over the remaining useful life for each reporting unit was greater than the respective carrying value of the long-lived assets within each reporting unit, so no impairment charges were recognized.

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 21 percent of consolidated inventories at October 31, 2013, and 24 percent at October 31, 2012, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $26,579, $20,505 and $16,050 at October 31, 2013, 2012 and 2011, respectively.

Pension Plans and Postretirement Medical Plans — The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 4.75 percent at October 31, 2013 and 3.85 percent at October 31, 2012. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 3.72 percent at October 31, 2013, compared to 3.52 percent at October 31, 2012. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 7.24 percent in 2013 and 7.75 percent in 2012. The average expected rate of return on international pension assets used to determine net benefit costs was 4.43 percent in 2013 and 4.85 percent in 2012.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.30 percent at October 31, 2013 and October 31, 2012. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.18 percent at October 31, 2013, compared to 3.13 percent at October 31, 2012.

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2013	$(4,340)	$5,207	$(1,052)	$1,343
Effect on pension obligation as of October 31, 2013	$(34,718)	$42,756	$(13,572)	$17,606
Expected return on assets:
Effect on total service and interest cost components in 2013	$(2,019)	$2,019	$(348)	$348
Effect on pension obligation as of October 31, 2013	$—	$—	$—	$—
Compensation increase:
Effect on total service and interest cost components in 2013	$3,580	$(2,967)	$869	$(726)
Effect on pension obligation as of October 31, 2013	$14,832	$(12,619)	$6,039	$(5,300)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit plan was 4.80 percent at October 31, 2013 and 3.85 percent at October 31, 2012. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 4.12 percent in 2014, decreasing gradually to 3.47 percent in 2021.

For the international postretirement plan, the discount rate used to value the benefit obligation was 4.95 percent at October 31, 2013 and 4.40 percent at October 31, 2012. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.65 percent in 2014, decreasing gradually to 3.50 percent in 2031.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2013	$(758)	$911	$(20)	$11
Effect on postretirement obligation as of October 31, 2013	$(7,945)	$9,886	$(138)	$181
Health care trend rate:
Effect on total service and interest cost components in 2013	$630	$(508)	$17	$(13)
Effect on postretirement obligation as of October 31, 2013	$8,907	$(7,286)	$172	$(135)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in 2014 are expected to be approximately $5,257 lower than 2013, primarily due to changes in discount rates.

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

Warranties — We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $7,891, $5,430 and $7,417 in 2013, 2012 and 2011, respectively. The reserve balance was $9,409, $8,929 and $6,723 at October 31, 2013, 2012 and 2011, respectively.

Long-Term Incentive Plan (LTIP) — Under the long-term incentive plan, executive officers and selected other key employees receive share awards based on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award will occur unless certain threshold performance objectives are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, reduced by the implied value of dividends not to be paid. Awards are recorded as capital in excess of stated value in shareholders’ equity. The cumulative amount recorded at October 31, 2013 for the plans originating in 2011, 2012 and 2013 was $8,083.

Compensation expense attributable to all LTIP performance periods for executive officers and selected other key employees for 2013, 2012 and 2011 was $3,588, $4,235 and $4,067, respectively.

2013 compared to 2012

Sales — Worldwide sales for 2013 were $1,542,921, an increase of 9.5 percent from 2012 sales of $1,409,578. Sales volume increased 10.6 percent, and unfavorable currency effects caused by the stronger U.S. dollar primarily against the Japanese Yen reduced sales by 1.1 percent. The volume increase consisted of 10.2 percent from acquisitions and 0.4 percent from organic growth. Three acquisitions were made during 2013: the Kreyenborg Group and certain assets of Kodama Chemical Industry Co., Ltd. , which were both included within the Adhesive Dispensing Systems segment, and certain assets of Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP (“Nellcor”) which was included within the Advanced Technology Systems segment. Three acquisitions were made during 2012: EDI Holdings, Inc. (EDI) and Xaloy Superior Holdings, Inc. (Xaloy), which were included within the Adhesive Dispensing Systems segment, and Sealant Equipment & Engineering, Inc. (SEE), which was included within the Industrial Coating Systems segment.

As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $793,488 in 2013, an increase of $109,392, or 16.0 percent, from 2012 sales of $684,096. The increase was the result of a sales volume increase of 17.6 percent offset by unfavorable currency effects that reduced sales by 1.6 percent. The sales volume increase consisted of 18.8 percent from acquisitions offset by a 1.2 percent reduction in organic volume. Sales volume, inclusive of acquisitions, increased in all geographic regions and was particularly strong in the United States and Asia Pacific regions. Growth in our solar applications, paper board packaging and certain durable goods markets was partially offset by softness in our plastics processing markets and disposable hygiene product markets.

Sales of the Advanced Technology Systems segment were $516,266 in 2013, an increase of $274, or 0.1 percent, from 2012 sales of $515,992. The increase was the result of a sales volume increase of 0.3 percent offset by unfavorable currency effects that reduced sales by 0.2 percent. The sales volume increase was solely due to organic growth. Within the segment, volume increases occurred in all geographic regions, except Asia Pacific, and were most pronounced in Japan. Growth in our automotive electronics, display assembly, printed circuit board assembly and medical equipment markets was offset by softness in our semiconductor packaging and industrial assembly end markets.

Sales of the Industrial Coating Systems segment were $233,167 in 2013, an increase of $23,677, or 11.3 percent, from 2012 sales of $209,490. The increase was the result of a sales volume increase of 12.7 percent offset by unfavorable currency effects that reduced sales by 1.4 percent. The sales volume increase consisted of 5.6 percent organic growth and 7.1 percent from an acquisition. Sales volume, inclusive of acquisitions, increased in the United States, Americas, and Japan regions. Growth in some of our consumer and industrial durable goods markets was offset by softness in our large dollar systems supporting automotive OEMs and container coating markets.

Sales outside the United States accounted for 69.8 percent of our sales in 2013, versus 72.4 percent in 2012. On a geographic basis, sales in the United States were $465,789, an increase of 19.8 percent from 2012. The increase consisted of 1.5 percent organic volume and 18.3 percent from acquisitions. In the Americas region, sales were $123,654, up 13.4 percent from the prior year, with volume increasing 14.8 percent offset by unfavorable currency effects of 1.4 percent. The increase in sales volume consisted of 5.8 percent organic volume and 9.0 percent from acquisitions. Sales in Europe were $416,725 in 2013, up 9.4 percent from 2012, with volume increasing 8.1 and favorable currency effects of 1.3 percent. The increase in sales volume consisted primarily of 8.0 percent from acquisitions. Sales in Japan for 2013 were $127,945, an increase of 0.3 percent from the prior year. The increase consisted of volume of 16.1 percent offset by unfavorable currency effects of 15.8 percent. The increase in sales volume consisted of 8.5 percent organic volume and 7.6 percent from acquisitions. Sales in the Asia Pacific region were $408,808, up 1.4 percent from the prior year, with volume increasing 0.9 percent, and favorable currency effects of 0.5 percent. The increase in sales volume consisted of 5.4 percent from acquisitions offset by a decline in organic volume of 4.5 percent.

It is estimated that the effect of pricing on total revenue was neutral relative to 2012.

Operating profit — Cost of sales, including those costs classified as restructuring, were $676,777 in 2013, up 15.4 percent from 2012. The increase compared to 2012 is primarily due to increased sales volume. Gross profit, expressed as a percentage of sales, decreased to 56.1 percent in 2013 from 58.4 percent in 2012. The reduction in gross margin was primarily a result of lower product line margins relating to 2013 and 2012 acquisitions, as well as a higher mix of systems revenue in our legacy business and currency effects.

Selling and administrative expenses, excluding severance and restructuring costs, were $541,169 in 2013, an increase of $55,884, or 11.5 percent, from 2012. The increase was primarily due to the addition of acquired businesses, acquisition transaction costs and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses.

Selling and administrative expenses as a percentage of sales increased to 35.1 percent in 2013 from 34.4 percent in 2012, due primarily to the acquired businesses and modest organic sales volume growth.

Severance and restructuring costs of $1,126 were recorded during 2013. Within the Adhesives Dispensing Systems segment, a restructuring program to optimize certain European operations resulted in costs of $315. Within the Advanced Technology Systems segment, restructuring initiatives that involved plant and facility consolidations and other programs resulted in severance costs of $811 in 2013.

Operating profit as a percentage of sales was 21.0 percent in 2013 compared to 23.8 percent in 2012. The decrease was primarily due to the dilutive effect of 2013 and 2012 acquisitions, as well as modest organic sales growth and higher selling and administrative expenses.

Segment operating margins in 2013 and 2012 were as follows:

Segment	2013	2012
Adhesive Dispensing Systems	25.7%	30.9%
Advanced Technology Systems	23.9%	26.0%
Industrial Coating Systems	14.5%	12.4%

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar during 2013 as compared to 2012.

Operating profit as a percentage of sales for the Adhesive Dispensing Systems segment decreased to 25.7 percent in 2013 from 30.9 percent in 2012. The decrease was primarily due to the dilutive effect of 2013 and 2012 acquisitions.

Operating profit as a percentage of sales for the Advanced Technology Systems segment was 23.9 percent in 2013 compared to 26.0 percent in 2012. The decline was partially due to a higher mix of engineered systems serving mobile electronic device customers and incremental spending on initiatives that are intended to drive growth in future periods.

Operating profit as a percentage of sales for the Industrial Coating Systems segment was 14.5 percent in 2013 compared to 12.4 percent in 2012. The increase was primarily due to better absorption of fixed expenses, as well as the accretive effect of a 2012 acquisition.

Interest and other income (expense) — Interest expense in 2013 was $14,841, an increase of $3,688, or 33.1 percent, from 2012. The increase was due to higher borrowing levels resulting primarily from acquisitions in the second half of 2012 and 2013.

Other income in 2013 was $1,694 compared to $1,463 in 2012. Included in 2013 were the gain on sale of real estate in China of $2,106 and foreign currency losses of $2,214. The 2012 amount included a net gain of $713 on the sale of three facilities within the Adhesive Dispensing Systems segment and foreign currency losses of $1,016.

Income taxes — Income tax expense in 2013 was $89,306, or 28.7 percent of pre-tax income, as compared to $101,424, or 31.1 percent of pre-tax income in 2012.

The 2013 rate was impacted by a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax expense for 2013 includes a discrete tax benefit of $1,700 related to 2012.

The 2012 tax rate was impacted by a favorable adjustment related to our 2011 tax provision that reduced income taxes by $400, a favorable adjustment to deferred taxes related to a tax rate reduction in the United Kingdom that reduced income taxes by $175, and additional tax expense of $325 related to an adjustment of deferred taxes resulting from a tax rate reduction in Japan.

Net income (loss) — Net income was $221,817, or $3.42 per diluted share, in 2013, compared to net income of $224,829, or $3.45 per diluted share in 2012. This represented a 1.3 percent decrease in net income and a 0.9 percent decrease in diluted earnings per share.

Recently issued accounting standards — In September 2011, the FASB issued guidance amending the way companies test for goodwill impairment. Companies will have the option to first assess qualitative factors to determine the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, companies determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance did not change our annual process for goodwill impairment testing or impact the financial statements.

In February 2013, the FASB issued an Accounting Standards Update (ASU) requiring new disclosures for reclassifications from accumulated other comprehensive income to net income. Companies are required to present these disclosures either on the face of the statement where net income is presented or in the notes to the consolidated financial statements. This guidance is effective for us beginning in the first quarter of 2014. It will only be a change in disclosure, so we do not believe the adoption of this ASU will have a material effect on the consolidated financial statements.

In July 2013, the FASB issued an ASU which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of 2015, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

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

Income tax expense for 2011 includes a benefit of $2,027 from a reduction in unrecognized tax benefits, primarily related to settlements with tax authorities. In December 2010, enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided retroactive reinstatement of a research credit. As a result, income tax expense for 2011 includes a tax benefit of $1,580 related to research credit generated in 2010.

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

Liquidity and Capital Resources

Cash and cash equivalents increased $1,136 in 2013. Cash provided by operating activities was $268,376 in 2013, compared to $274,398 in 2012. The primary sources were net income adjusted for non-cash income and expenses and the tax benefit from the exercise of stock options, the sum of which was $287,378 in 2013, compared to $278,891 in 2012. Operating assets and liabilities used $19,002 of cash in 2013, compared to $4,493 in 2012. The primary reasons for the increase in the use of cash for operating assets and liabilities were higher inventory investment and lower accrued obligations and tax liabilities, partially offset by lower accounts receivable.

Cash used by investing activities was $220,545 in 2013, compared to $466,769 in 2012. The 2013 acquisitions of the Kreyenborg Group, certain assets from Kodama Chemical Industry Co., Ltd and certain assets from Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP used $176,333 of cash. The acquisitions of EDI, Xaloy and SEE in 2012 used cash of $443,864. Capital expenditures were $47,219 in 2013, up from $30,959 in the prior year. The increase in capital expenditures in 2013 was primarily due to the purchase of real estate and continued investments in our information system platform and production equipment. Cash proceeds of $3,847 in 2013 related primarily to sale of real estate in China. Cash proceeds of $6,120 from the sale of property, plant and equipment in 2012 related primarily to the sale of real estate in Norcross, Georgia. Cash of $2,213 was received in 2012 related to the sale of our UV Curing graphic arts and lamps product lines that occurred in June 2010.

Cash of $52,426 was used by financing activities in 2013, compared to cash provided by financing activities of $196,817 in 2012. Included in 2013 were net short and long-term borrowings of $15,747, compared to $314,554 in the prior year. The change was primarily due to lower expenditures for acquisitions (acquired businesses and assets) in 2013. Issuance of common shares related to employee benefit plans generated $6,018 of cash in 2013, up from $4,934 in 2012, and the tax benefit from stock option exercises was $5,531 in the current year, up from $4,792 in the prior year. These increases were the result of higher stock option exercises. In 2013, cash of $33,402 was used for the purchase of treasury shares, down from $88,455 in 2012. Dividend payments were $40,478 in 2013, up from $33,805 in 2012 due to an increase in the annual dividend to $0.63 per share from $0.525 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2012 to October 31, 2013. Receivables decreased $15,856 primarily due to lower sales in the fourth quarter of 2013 compared to the fourth quarter of 2012. The increase of $28,816 in inventories was primarily due to inventory held by the Kreyenborg Group, which was acquired in 2013. Net property, plant and equipment increased $26,048 primarily due to capital expenditures and acquisitions, partially offset by depreciation expense. Goodwill increased $126,394, due to acquisitions completed in 2013 that added $117,404 of goodwill, adjustments of $4,825 related to 2012 acquisitions and $4,165 from the effects currency translation. The increase in net other intangibles of $41,182 was due to $62,983 of intangibles added as a result of the 2013 acquisitions, partially offset by $22,672 of amortization. The increase of $5,203 in other assets was primarily the result of the Kreyenborg Group acquisition.

The decrease in notes payable of $46,397 was related to the scheduled repayment of a $50,000 short-term credit facility with PNC Bank. Accounts payable decreased $5,320, primarily due to the lower level of business activity in the fourth quarter of 2013 compared to the fourth quarter of 2012. The decrease in income taxes payable of $12,832 was largely due to the timing of required tax payments. The decrease of $6,848 in accrued liabilities was primarily due to the timing of donations to the Nordson Corporation Foundation and lower accruals for annual incentive compensation. The $7,447 increase in customer advanced payments was mostly due to acquired businesses. Current maturities of long-term debt decreased $44,836 as a result of the scheduled repayment of our $50,000 Prudential Senior note in February 2013, partially offset by a reclassification from long-term debt. The long-term debt increase of $110,117 reflects $129,058 borrowed under a Euro 100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, partially offset by repayments of $8,450 under our revolving credit agreement and the reclassification from long-term to current maturities mentioned above. The $57,645 decrease in long-term pension obligations was primarily the result of an increase in the discount rate for U.S. plans and contributions to the plans. Postretirement obligations decreased $10,057 primarily due to a decrease in the discount rate for the U.S. plan. Long-term deferred tax liabilities increased $53,818, primarily as a result of the tax effect of pension and postretirement amounts recorded in other comprehensive income, 2013 acquisitions and amortization of goodwill for tax purposes. The increase of $7,494 in other long-term liabilities was traced primarily to the Kreyenborg Group acquisition.

In March 2012 the board of directors approved a repurchase program of up to $100,000. In August 2013 the board of directors replaced that program with a new repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During 2013, we repurchased 459 shares within these programs for a total amount of $30,443.

As of October 31, 2013, approximately 79 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $510,842 and $400,487 at October 31, 2013 and 2012, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset United States taxes due upon the distribution.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2013:

Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$648,990	$10,832	$150,579	$318,682	$168,897
Interest payments on long-term debt(1)	50,817	7,922	13,878	11,973	17,044
Capital lease obligations(2)	20,439	7,298	7,265	1,070	4,806
Operating leases(2)	43,413	12,321	12,984	7,819	10,289
Notes payable(3)	3,604	3,604	—	—	—
Contributions related to pension and postretirement benefits(4)	23,900	23,900	—	—	—
Purchase obligations(5)	44,875	44,786	89	—	—

Total obligations	$836,038	$110,663	$184,795	$339,544	$201,036

(1) We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in December 2016 and may be increased to $750,000 under certain conditions. At October 31, 2013, $254,000 was outstanding under this facility, compared to $262,450 outstanding at October 31, 2012. The weighted average interest rate for borrowings under this agreement was 1.06 percent at October 31, 2013. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.5 times consolidated trailing four-quarter EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing four-quarter EBITDA to be at least three times consolidated trailing four-quarter interest expense (both as defined in the credit agreement). At October 31, 2013, we were in compliance with all debt covenants, and the amount we could borrow under the credit facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At October 31, 2013, $63,889 was outstanding under this facility at a fixed rate of 2.21 percent per annum. Effective February 2013, the amount of the facility was increased from $150,000 to $175,000. We were in compliance with all covenants at October 31, 2013, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2013.

In 2013, we entered into a € 100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. At October 31, 2013, there was € 95,000 ($129,058) outstanding under this agreement, and the interest rate was 0.99 percent.

See Note 9 for additional information.

(2) See Note 10 for additional information.

(3) See Note 8 for additional information.

(4) Pension and postretirement plan funding amounts after 2014 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 6 for additional information.

(5) Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2014. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2013 remained strong relative to 2012 and recent years, although uncertainties persisted in global financial markets and the general economic environment. Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness. Primary sources of capital to meet these needs as well as other opportunistic investments are cash provided by operations and borrowings under our loan agreements. In 2013, cash from operations was 17 percent of revenue. With respect to borrowing under existing loan agreements, as of October 31, 2013, we had $246,000 available capacity under our five-year term, $500,000 unsecured, multicurrency credit facility. In addition, we had $111,111 borrowing capacity remaining on our $175,000 three-year Private Shelf agreement with New York Life Investment Management LLC. While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Other loan agreements exist with no remaining borrowing capacity, but factor into debt covenant calculations that affect future borrowing capacity. On July 26, 2012, we entered into a note purchase agreement with a group of insurance companies under which we sold $200,000 of senior notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. As of October 31, 2013, we owe €95,000 on a €100,000 three-year term loan facility entered into on August 30, 2013, with the Bank of Tokyo Mitsubishi UFJ, Ltd. This loan facility bears interest at variable margin rates of 0.75 percent to 1.625 percent above EUR LIBOR.

Respective to all of these loans are two primary covenants, the leverage ratio that restricts indebtedness (net of cash) to a maximum 3.5 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be at minimum three times consolidated trailing four-quarter interest expense. (Debt, EBITDA, and interest expense are as defined in respective credit agreements.) With respect to these two primary covenants as of October 31, 2013, we were approximately 43 percent of the most restrictive leverage ratio and approximately nine times the most restrictive interest coverage ratio. Unused borrowing capacity under existing loan agreements would amount to an additional 24 percent of the most restrictive leverage ratio.

We move forward with caution regarding expectations for 2014, given persistent uncertainties related, for example, to the Eurozone’s economic recovery, US deficit reduction issues, prospects for growth in emerging markets, and expectations for global GDP improvement out of a low-growth macroeconomic environment. Though the pace of improvement in the global economy remains somewhat unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also focus on operational improvements by employing continuous improvement methodologies to our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies and pursue strategic acquisition opportunities. For 2009 — 2013, excluding voluntary contributions to US defined benefit plans in 2010, cash from operations have been 17 to 21 percent of revenues, resulting in more than sufficient cash for our ordinary business requirements. Our available borrowing capacity will enable us to make opportunistic investments in our own common shares and strategic business combinations.

With respect to contractual spending, the table above presents our financial obligations as $836,038 of which $110,663 is payable in 2014. As of August 14, 2013, we have in place a stock repurchase program approved by the board of directors and authorizing management at its discretion to repurchase shares up to $200,000. As of October 31, 2013, we have $196,031 remaining under this authorization. The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities. Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. Capital expenditures for 2014 will be focused primarily upon our continued efforts to leverage our information systems platform and invest in projects that improve both capacity and efficiency of manufacturing and distribution operations.

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

In 2013, as compared with 2012, the United States dollar was generally stronger against foreign currencies. If 2012 exchange rates had been in effect during 2013, sales would have been approximately $5,322 higher and third-party costs would have been approximately $1,607 higher. In 2012, as compared with 2011, the United States dollar was generally stronger against foreign currencies. If 2011 exchange rates had been in effect during 2012, sales would have been approximately $26,386 higher and third-party costs would have been approximately $16,015 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

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

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2013, we did not have material foreign currency exposure.

Note 13 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2013

	2014	2015	2016	2017	2018	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$10,832	$10,757	$10,763	$38,095	$26,587	$168,897	$265,931	$253,845
Average interest rate on total borrowings outstanding during the year	2.8%	2.8%	2.8%	2.8%	2.9%	3.0%	2.8%

At October 31, 2012

	2013	2014	2015	2016	2017	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$55,668	$10,671	$10,675	$10,679	$38,082	$195,484	$321,259	$322,174
Average interest rate on total borrowings outstanding during the year	3.1%	2.8%	2.8%	2.8%	2.8%	2.9%	3.1%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 1.0 percent at October 31, 2013 and 1.1 percent at October 31, 2012. A one percent increase in interest rates would have resulted in additional interest expense of approximately $3,464 on the variable rate notes payable and long-term debt in 2013.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2013, 2012 and 2011	2013	2012	2011
(In thousands except for per-share amounts)
Sales	$1,542,921	$1,409,578	$1,233,159
Operating costs and expenses:
Cost of sales	676,777	584,249	484,727
Cost of sales — restructuring	—	2,040	—
Selling and administrative expenses	541,169	485,285	429,489
Severance and restructuring costs	1,126	2,524	1,589
Long-lived asset impairments	—	—	1,811

	1,219,072	1,074,098	917,616

Operating profit	323,849	335,480	315,543
Other income (expense):
Interest expense	(14,841)	(11,153)	(5,069)
Interest and investment income	421	463	569
Other — net	1,694	1,463	3,518

	(12,726)	(9,227)	(982)

Income before income taxes	311,123	326,253	314,561
Income tax provision:
Current	84,184	91,596	91,481
Deferred	5,122	9,828	716

	89,306	101,424	92,197

Net income	$221,817	$224,829	$222,364

Average common shares	64,214	64,407	67,616
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	694	696	809

Average common shares and common share equivalents	64,908	65,103	68,425

Basic earnings per share	$3.45	$3.49	$3.29
Diluted earnings per share	$3.42	$3.45	$3.25
Dividends declared per common share	$0.63	$0.525	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years ended October 31, 2013, 2012 and 2011	2013	2012	2011
(In thousands)
Net income	$221,817	$224,829	$222,364
Components of other comprehensive income (loss), net of tax:
Translation adjustments	465	(10,806)	562
Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	(1,050)	2,142	714
Net actuarial gain (loss) arising during the year	38,149	(23,829)	(20,966)
Amortization of prior service cost	(375)	(183)	(300)
Amortization of actuarial loss	9,657	7,899	6,284
Settlement loss recognized	—	563	—

Total pension and postretirement benefit plans	46,381	(13,408)	(14,268)

Total other comprehensive income (loss)	46,846	(24,214)	(13,706)

Total comprehensive income	$268,663	$200,615	$208,658

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2013 and 2012	2013	2012
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$42,375	$41,239
Marketable securities	—	279
Receivables — net	308,707	324,563
Inventories — net	198,401	169,585
Deferred income taxes	29,354	29,929
Prepaid expenses	21,733	21,028

Total current assets	600,570	586,623
Property, plant and equipment — net	200,979	174,931
Goodwill	939,211	812,817
Intangible assets — net	269,073	227,891
Other assets	32,456	27,253

	$2,042,289	$1,829,515

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$3,604	$50,001
Accounts payable	62,123	67,443
Income taxes payable	14,522	27,354
Accrued liabilities	110,528	117,376
Customer advance payments	28,341	20,894
Current maturities of long-term debt	10,832	55,668
Current obligations under capital leases	5,521	4,948

Total current liabilities	235,471	343,684
Long-term debt	638,158	528,041
Obligations under capital leases	10,112	10,945
Pension obligations	103,754	161,399
Postretirement obligations	59,794	69,851
Deferred income taxes	79,977	26,159
Other liabilities	27,160	19,666
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized; 98,023 shares issued at October 31, 2013 and 2012	12,253	12,253
Capital in excess of stated value	304,549	287,581
Retained earnings	1,362,584	1,181,245
Accumulated other comprehensive loss	(57,380)	(104,226)
Common shares in treasury, at cost	(734,143)	(707,083)

Total shareholders’ equity	887,863	669,770

	$2,042,289	$1,829,515

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2013, 2012 and 2011	2013	2012	2011
(In thousands)
Number of common shares in treasury
Balance at beginning of year	33,766	32,422	30,152
Shares issued under company stock and employee benefit plans	(468)	(571)	(936)
Purchase of treasury shares	507	1,915	3,206

Balance at end of year	33,805	33,766	32,422

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$287,581	$272,928	$255,595
Shares issued under company stock and employee benefit plans	(325)	(504)	1,564
Tax benefit from stock option and restricted stock transactions	5,531	4,792	6,924
Stock-based compensation	11,762	10,365	8,845

Balance at end of year	$304,549	$287,581	$272,928

Retained earnings
Balance at beginning of year	$1,181,245	$990,221	$797,695
Net income	221,817	224,829	222,364
Dividends paid ($.63 per share in 2013, $.525 per share in 2012, and $.44 per share in 2011)	(40,478)	(33,805)	(29,838)

Balance at end of year	$1,362,584	$1,181,245	$990,221

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(104,226)	$(80,012)	$(66,306)
Translation adjustments	465	(10,806)	562
Settlement loss recognized, net of tax of $(331)	—	563	—
Net prior service cost arising during the year, net of tax of $840 in 2013, $(1,078) in 2012 and $(315) in 2011	(1,425)	1,959	414
Net actuarial gain (loss) arising during the year, net of tax of $(28,644) in 2013, $7,791 in 2012 and $9,002 in 2011	47,806	(15,930)	(14,682)

Balance at end of year	$(57,380)	$(104,226)	$(80,012)

Common shares in treasury, at cost
Balance at beginning of year	$(707,083)	$(624,067)	$(494,165)
Shares issued under company stock and employee benefit plans	6,490	7,762	13,315
Purchase of treasury shares	(33,550)	(90,778)	(143,217)

Balance at end of year	$(734,143)	$(707,083)	$(624,067)

Total shareholders’ equity	$887,863	$669,770	$571,323

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2013, 2012 and 2011	2013	2012	2011
(In thousands)
Cash flows from operating activities:
Net income	$221,817	$224,829	$222,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,766	24,469	20,758
Amortization	22,672	14,521	8,018
Long-lived asset impairments	—	—	1,811
Provision for losses on receivables	889	710	977
Deferred income taxes	5,122	9,828	716
Tax benefit from the exercise of stock options	(5,531)	(4,792)	(6,924)
Non-cash stock compensation	11,762	10,365	8,845
(Gain)/loss on sale of property, plant and equipment	(1,879)	(638)	362
Other non-cash	760	(401)	(1,519)
Changes in operating assets and liabilities:
Receivables	19,971	(49,595)	(4,474)
Inventories	(10,741)	171	(14,666)
Prepaid expenses	(75)	(1,201)	(1,619)
Other noncurrent assets	(5,898)	(1,290)	875
Accounts payable	(2,549)	4,882	4,389
Income taxes payable	(8,552)	18,855	(1,993)
Accrued liabilities	(19,130)	12,923	3,263
Customer advance payments	(839)	2,124	(2,382)
Other noncurrent liabilities	7,195	12,156	12,035
Other	1,616	(3,518)	(4,109)

Net cash provided by operating activities	268,376	274,398	246,727
Cash flows from investing activities:
Additions to property, plant and equipment	(47,219)	(30,959)	(20,239)
Proceeds from sale of property, plant and equipment	3,847	6,120	161
Proceeds from sale of product lines	—	2,213	—
Acquisition of businesses, net of cash acquired	(176,333)	(443,864)	(292,980)
Investment in equity affiliate	(1,116)	—	—
Proceeds from sale of (purchases of) marketable securities	276	(279)	7,552

Net cash used in investing activities	(220,545)	(466,769)	(305,506)
Cash flows from financing activities:
Proceeds from short-term borrowings	5,036	250,001	190
Repayment of short-term borrowings	(51,505)	(200,033)	(2,361)
Proceeds from long-term debt	270,283	401,175	1,039,800
Repayment of long-term debt	(208,067)	(136,589)	(830,937)
Repayment of capital lease obligations	(5,842)	(5,203)	(4,738)
Issuance of common shares	6,018	4,934	9,652
Purchase of treasury shares	(33,402)	(88,455)	(137,989)
Tax benefit from the exercise of stock options	5,531	4,792	6,924
Dividends paid	(40,478)	(33,805)	(29,838)

Net cash provided by (used in) financing activities	(52,426)	196,817	50,703
Effect of exchange rate changes on cash	5,731	(615)	3,155

Increase (decrease) in cash and cash equivalents	1,136	3,831	(4,921)
Cash and cash equivalents at beginning of year	41,239	37,408	42,329

Cash and cash equivalents at end of year	$42,375	$41,239	$37,408

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

Unless otherwise noted, all references to years relate to our fiscal year.

Note 1 — Significant accounting policies

Consolidation — The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. Investments in affiliates and joint ventures in which our ownership is 50 percent or less or in which we do not have control but have the ability to exercise significant influence, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual amounts could differ from these estimates.

Presentation — Certain amounts for 2012 have been reclassified to conform to 2013 presentation.

Fiscal year — Our fiscal year is November 1 through October 31.

Revenue recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and title and risk of loss have passed to the customer.

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price (BESP) is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2013, 2012 and 2011 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $12,480, $10,935 and $9,008 in 2013, 2012 and 2011, respectively.

Research and development — Research and development costs are expensed as incurred and were $47,973, $36,535 and $26,997 in 2013, 2012 and 2011, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options for common shares were excluded from the 2013 diluted earnings per share calculation. Options for 75 and 71 common shares were excluded from the diluted earnings per share calculation in 2012 and 2011, respectively, because their effect would have been anti-dilutive. Under the long-term incentive plan, executive officers and

Notes to Consolidated Financial Statements — (Continued)

selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

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

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 21 percent of consolidated inventories at October 31, 2013, and 24 percent at October 31, 2012. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $6,797 and $6,810 higher than reported at October 31, 2013 and October 31, 2012, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2013, 2012 or 2011.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2013, the weighted average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	14 years
Customer relationships	18 years
Noncompete agreements	5 years
Trade names	16 years

Notes to Consolidated Financial Statements — (Continued)

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2013 and 2012 consisted of:

	2013	2012
Translation adjustments	$26,699	$26,234
Pension and postretirement benefit plan adjustments	(84,079)	(130,460)

	$(57,380)	$(104,226)

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

Following is a reconciliation of the product warranty liability for 2013 and 2012:

	2013	2012
Balance at beginning of year	$8,929	$6,723
Accruals for warranties	7,891	5,430
Warranty assumed from acquisitions	947	2,252
Warranty payments	(8,356)	(5,307)
Currency adjustments	(2)	(169)

Balance at end of year	$9,409	$8,929

Note 2 — Recently issued accounting standards

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance amending the way companies test for goodwill impairment. Companies will have the option to first assess qualitative factors to determine the existence of events or circumstances that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, companies determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance did not change our annual process for goodwill impairment testing or impact the financial statements.

In February 2013, the FASB issued an Accounting Standards Update (ASU) requiring new disclosures for reclassifications from accumulated other comprehensive income to net income. Companies are required to present these disclosures either on the face of the statement where net income is presented or in the notes to the consolidated financial statements. This guidance is effective for us beginning in the first quarter of 2014. It will only be a change in disclosure, so we do not believe the adoption of this ASU will have a material effect on the consolidated financial statements.

In July 2013, the FASB issued an ASU which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry

Notes to Consolidated Financial Statements — (Continued)

forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of 2015, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

Note 3 — Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statement of Income.

2013 acquisitions

On November 8, 2012, we purchased certain assets of Kodama Chemical Industry Co., Ltd., a Japanese licensed distributor of EDI Holdings, Inc, (EDI), that we had previously acquired in 2012. This operation provides die sales to extrusion processors, web converters, and OEMs in Japan and Taiwan and carries out final manufacturing steps on new equipment to enhance die performance and accommodate local requirements. The acquisition date fair value was $1,335, which consisted of cash transferred of $1,231 and a holdback liability of $104. Based on the fair value of the assets acquired and the liabilities assumed, identifiable intangible assets of $912 were recorded. The identifiable intangible assets consist primarily of $847 of customer relationships that are being amortized over nine years and $65 of technology being amortized over nine years. This operation is being reported in our Adhesive Dispensing Systems segment.

On August 30, 2013, we purchased 100 percent of the outstanding shares of Münster, Germany based Kreyenborg Group’s Kreyenborg GmbH and BKG Bruckmann & Kreyenborg Granuliertechnik GmbH (“the Kreyenborg Group”). The Kreyenborg Group broadens our existing offering of screen changers, pumps and valves, critical components in the polymer processing melt stream for extrusion processes, and expands the product portfolio to include pelletizers, the key component in polymer compounding, recycling and related processes. The acquired companies employ approximately 270 people, have additional operations in Shanghai, China, Kuala Lumpur, Malaysia and Georgia, USA, and are being reported in our Adhesive Dispensing Systems segment. We acquired the Kreyenborg Group for an aggregate purchase price of $169,994, net of cash acquired of $22,913 and debt assumed of $391. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $115,103 and identifiable intangible assets of $60,021 were recorded. The identifiable intangible assets consist primarily of $42,306 of customer relationships (amortized over 15 years), $15,336 of technology (amortized over 15 years) and $1,851 of tradenames related to BKG (amortized over 10 years). Goodwill associated with this acquisition is not tax deductible.

On September 27, 2013 we purchased certain assets of Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP (“Nellcor”) to be used by our Value Plastics operation. The fair value on the date of acquisition was $5,500, consisting solely of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $2,301, property, plant and equipment of $1,149, technology of $740 (amortized over 10 years) and customer relationships of $1,310 (amortized over 25 years) were recorded. Goodwill associated with this acquisition is not tax deductible. Value Plastics is reported in our Advanced Technology Systems segment.

As of October 31, 2013, the purchase price allocations remain preliminary as we complete our assessments of property, plant and equipment, intangible assets, deferred taxes and certain reserves.

2012 acquisitions

On June 14, 2012, we acquired 100 percent of the outstanding shares of EDI Holdings, Inc. (EDI), a provider of slot coating and flat polymer extrusion dies for plastic processors and web converters headquartered in Chippewa Falls, Wisconsin. EDI is being reported in our Adhesive Dispensing Systems segment. As of October 31, 2013, the purchase price allocations remain preliminary as we complete over assessments of property, intangible assets, deferred taxes and certain reserves.

Notes to Consolidated Financial Statements — (Continued)

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

Fair values:
Current assets	$70,391
Non-current assets	58,275
Intangible assets subject to amortization	122,216
Goodwill	271,501
Current liabilities	(31,426)
Non-current liabilities	(34,059)

456,898
Less cash acquired	(8,403)

Purchase price	$448,495

The intangible assets consist of customer lists of $48,350, which are being amortized over a weighted average life of nine years; technology assets of $25,740 which are being amortized over a weighted average life of 15 years; trade names of $43,710 which are being amortized over a weighted average life of 15 years; and non-compete agreements of $4,416, which are being amortized over a weighted average life of two years. The goodwill of $24,058 associated with the SEE acquisition is tax deductible, and none of the goodwill associated with the EDI and Xaloy acquisitions is tax deductible. However, there is $11,000 of goodwill related to their previous acquisitions that is tax deductible.

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

Notes to Consolidated Financial Statements — (Continued)

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

The following unaudited pro forma financial information for 2011 assumes the acquisition occurred as of the beginning of 2010, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of Value Plastics been affected on the date indicated, nor are they necessarily indicative of our future results of operations.

Sales	$1,259,127
Net income	$224,934
Basic earnings per share	$3.33
Diluted earnings per share	$3.29

Proforma results were adjusted to exclude $375 of acquisition-related expenses and $2,401 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. Proforma results include $3,829 of pretax amortization expense related to Value Plastics’ intangible assets.

Notes to Consolidated Financial Statements — (Continued)

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

Assuming the Micromedics and Verbruggen acquisitions had taken place at the beginning of 2011, pro-forma results would not have been materially different.

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Details of balance sheet

	2013	2012
Receivables:
Accounts	$292,469	$308,604
Notes	9,467	13,797
Other	11,036	5,938

	312,972	328,339
Allowance for doubtful accounts	(4,265)	(3,776)

	$308,707	$324,563

Inventories:
Raw materials and component parts	$81,943	$71,189
Work-in-process	34,756	22,159
Finished goods	115,078	103,552

	231,777	196,900
Obsolescence and other reserves	(26,579)	(20,505)
LIFO reserve	(6,797)	(6,810)

	$198,401	$169,585

Property, plant and equipment:
Land	$10,383	$8,533
Land improvements	3,849	3,424
Buildings	127,178	125,338
Machinery and equipment	294,374	257,229
Enterprise management system	43,983	43,335
Construction-in-progress	21,251	10,110
Leased property under capitalized leases	26,838	23,842

	527,856	471,811
Accumulated depreciation and amortization	(326,877)	(296,880)

	$200,979	$174,931

Accrued liabilities:
Salaries and other compensation	$44,561	$46,930
Pension and retirement	720	1,435
Taxes other than income taxes	5,570	6,192
Other	59,677	62,819

	$110,528	$117,376

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Goodwill and intangible assets

We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. We assess the fair value of reporting units on a non-recurring basis using a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our reporting units. The implied fair value of our reporting units is determined based on significant unobservable inputs; accordingly, these inputs fall within Level 3 of the fair value hierarchy.

Our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment.

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we calculate a fair value using a discounted cash flow valuation methodology and compare the result against the carrying value for net assets of each reporting unit. Indications of value derived for each reporting unit using the market approach are corroborated with the results of the discounted cash flow approach. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in 2013, 2012 and 2011, the second step of the goodwill impairment test was not necessary.

We acquired the Kreyenborg Group on August 30, 2013 and certain assets from Nellcor on September 27, 2013. Determination of the preliminary goodwill associated with these acquisitions was completed with the assistance of independent valuation specialists in October 2013. Since the dates of the valuations, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of these acquisitions below their carrying values.

Changes in the carrying amount of goodwill during 2013 by operating segment follow:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2012	$284,411	$505,159	$23,247	$812,817
Acquisitions	115,103	2,301	—	117,404
Adjustments	4,014	—	811	4,825
Currency effect	3,741	424	—	4,165

Balance at October 31, 2013	$407,269	$507,884	$24,058	$939,211

The adjustments to goodwill for the Adhesive Dispensing Systems segment resulted from changes to the purchase price and finalization of the purchase price allocations of EDI and Xaloy. The adjustments to goodwill for the Industrial Coating Systems segment resulted from changes to the purchase price and purchase price allocation of SEE.

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2013 and October 31, 2012. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Notes to Consolidated Financial Statements — (Continued)

Information regarding intangible assets subject to amortization follows:

	October 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,489	$28,872	$142,617
Patent/technology costs	85,414	21,145	64,269
Trade name	67,865	7,856	60,009
Noncompete agreements	9,965	8,091	1,874
Other	1,400	1,096	304

Total	$336,133	$67,060	$269,073

	October 31, 2012
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$126,086	$18,167	$107,919
Patent/technology costs	68,892	15,678	53,214
Trade name	65,911	3,716	62,195
Noncompete agreements	9,337	5,234	4,103
Other	1,432	972	460

Total	$271,658	$43,767	$227,891

Amortization expense for 2013 and 2012 was $22,672 and $14,521, respectively.

Estimated amortization expense for each of the five succeeding years follows:

Year	Amounts
2014	$24,641
2015	$23,242
2016	$22,324
2017	$21,951
2018	$21,766

Note 6 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2013, 2012 and 2011 was approximately $12,955, $10,827 and $8,594, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$326,792	$268,949	$83,433	$71,361
Service cost	8,896	7,488	2,098	1,504
Interest cost	12,314	12,137	2,872	3,002
Participant contributions	—	—	132	133
Plan amendments	1,667	(3,199)	—	—
Addition of plans from business combination	—	14,935	—	—
Foreign currency exchange rate change	—	—	(279)	(2,000)
Actuarial (gain) loss	(40,996)	36,852	(54)	11,934
Benefits paid	(8,957)	(10,370)	(2,659)	(2,501)

Benefit obligation at end of year	$299,716	$326,792	$85,543	$83,433

Change in plan assets:
Beginning fair value of plan assets	$214,128	$184,701	$34,217	$32,167
Actual return on plan assets	20,951	22,088	2,102	1,283
Company contributions	17,384	9,060	3,501	3,492
Participant contributions	—	—	132	133
Addition of plans from business combination	—	8,649	—	—
Foreign currency exchange rate change	—	—	(215)	(357)
Benefits paid	(8,957)	(10,370)	(2,659)	(2,501)

Ending fair value of plan assets	$243,506	$214,128	$37,078	$34,217

Funded status at end of year	$(56,210)	$(112,664)	$(48,465)	$(49,216)

Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$22	$144
Accrued benefit liability	(938)	(620)	(5)	(5)
Long-term pension and retirement obligations	(55,272)	(112,044)	(48,482)	(49,355)

Total amount recognized in financial statements	$(56,210)	$(112,664)	$(48,465)	$(49,216)

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2013	2012	2013	2012
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$93,537	$154,238	$24,392	$26,310
Prior service cost (credit)	4	(1,506)	(798)	(1,080)

Accumulated other comprehensive loss	$93,541	$152,732	$23,594	$25,230

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$8,260	$13,943	$1,531	$1,418
Amortization of prior service cost (credit)	237	157	(82)	(96)

Total	$8,497	$14,100	$1,449	$1,322

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2013	2012	2013	2012
Balance at beginning of year	$152,732	$138,962	$25,230	$13,736
Net (gain) loss arising during the year	(46,707)	29,877	(642)	12,197
Prior service cost (credit) arising during the year	1,668	(3,199)	—	—
Net gain (loss) recognized during the year	(13,995)	(11,672)	(1,406)	(564)
Prior service (cost) credit recognized during the year	(157)	(342)	81	97
Settlement loss	—	(894)	—	—
Exchange rate effect during the year	—	—	331	(236)

Balance at end of year	$93,541	$152,732	$23,594	$25,230

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2013	2012	2013	2012
For all plans:
Accumulated benefit obligation	$291,310	$316,080	$67,647	$65,725

For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	299,716	326,792	71,788	70,153
Accumulated benefit obligation	291,310	316,080	59,589	58,425
Fair value of plan assets	243,506	214,128	29,000	26,757

Notes to Consolidated Financial Statements — (Continued)

Net pension benefit costs include the following components:

	United States			International
	2013	2012	2011	2013	2012	2011
Service cost	$8,896	$7,488	$6,058	$2,098	$1,504	$2,097
Interest cost	12,314	12,137	12,008	2,872	3,002	2,973
Expected return on plan assets	(15,241)	(14,901)	(15,575)	(1,512)	(1,547)	(1,466)
Amortization of prior service cost (credit)	157	342	666	(81)	(97)	5
Amortization of net actuarial (gain) loss	13,995	11,672	7,438	1,406	564	858
Settlement loss	—	682	—	—	—	—

Total benefit cost	$20,121	$17,420	$10,595	$4,783	$3,426	$4,467

Net periodic pension cost for 2012 included a settlement loss of $682, due to a plan termination.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.75%	3.85%	4.46%	3.72%	3.52%	4.43%
Rate of compensation increase	3.30	3.30	3.20	3.18	3.13	3.16

Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate	3.85	4.46	5.21	3.52	4.43	4.17
Expected return on plan assets	7.24	7.75	8.25	4.43	4.85	4.84
Rate of compensation increase	3.30	3.20	3.30	3.13	3.16	3.21

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The increase in the discount rate in 2013 and decrease in 2012 is due to changes in yields for these types of investments as a result of the economic environment.

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2013	$(4,340)	$5,207	$(1,052)	$1,343
Effect on pension obligation as of October 31, 2013	$(34,718)	$42,756	$(13,572)	$17,606
Expected return on assets:
Effect on total service and interest cost components in 2013	$(2,019)	$2,019	$(348)	$348
Effect on pension obligation as of October 31, 2013	$—	$—	$—	$—
Compensation increase:
Effect on total service and interest cost components in 2013	$3,580	$(2,967)	$869	$(726)
Effect on pension obligation as of October 31, 2013	$14,832	$(12,619)	$6,039	$(5,300)

The allocation of pension plan assets as of October 31, 2013 and 2012 is as follows:

	United States		International
	2013	2012	2013	2012
Asset Category
Equity securities	27%	37%	— %	— %
Debt securities	29	20	—	—
Insurance contracts	—	—	60	56
Pooled investment funds	43	42	39	43
Other	1	1	1	1

Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 87 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The current target in “return-seeking assets” is 45 percent and 55 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Notes to Consolidated Financial Statements — (Continued)

Our international plans comprise 13 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

The fair values of our pension plan assets at October 31, 2013 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$2,811	$2,811	$—	$—	$321	$321	$—	$—
Money market funds	2,783	2,783	—	—	—	—	—	—
Equity securities:
Basic materials	3,834	3,834	—	—	—	—	—	—
Consumer goods	4,958	4,958	—	—	—	—	—	—
Financial	7,825	7,825	—	—	—	—	—	—
Healthcare	4,109	4,109	—	—	—	—	—	—
Industrial goods	3,255	3,255	—	—	—	—	—	—
Technology	4,159	4,159	—	—	—	—	—	—
Utilities	988	988	—	—	—	—	—	—
Mutual funds	32,617	32,617	—	—	—	—	—	—
Fixed income securities:
U.S. Government	26,892	10,715	16,177	—	—	—	—	—
Corporate	43,367	—	43,367	—	—	—	—	—
Other	1,356	—	1,356	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	22,093	—	—	22,093
Real estate collective funds	14,958	—	—	14,958	—	—	—	—
Pooled investment funds	88,973	—	88,973	—	14,664	—	14,664	—
Other	621	621	—	—	—	—	—	—

	$243,506	$78,675	$149,873	$14,958	$37,078	$321	$14,664	$22,093

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2012 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,346	$1,346	$—	$—	$323	$323	$—	$—
Money market funds	2,114	2,114	—	—	—	—	—	—
Equity securities:
Basic materials	5,849	5,849	—	—	—	—	—	—
Consumer goods	7,359	7,359	—	—	—	—	—	—
Financial	9,190	9,190	—	—	—	—	—	—
Healthcare	4,891	4,891	—	—	—	—	—	—
Industrial goods	3,174	3,174	—	—	—	—	—	—
Technology	4,581	4,581	—	—	—	—	—	—
Utilities	1,491	1,491	—	—	—	—	—	—
Mutual funds	39,900	39,900	—	—	—	—	—	—
Fixed income securities:
U.S. Government	17,697	1,784	15,913	—	—	—	—	—
Corporate	24,865	—	24,865	—	—	—	—	—
Other	593	—	593	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	19,046	—	—	19,046
Real estate collective funds	13,110	—	—	13,110	—	—	—	—
Pooled investment funds	77,220	—	77,220	—	14,848	—	14,848	—
Other	748	748	—	—	—	—	—	—

	$214,128	$82,427	$118,591	$13,110	$34,217	$323	$14,848	$19,046

These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.

The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 12. Following are the valuation methodologies used to measure these assets:

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

•

Insurance contracts — Insurance contracts are investments with various insurance companies. The fair value is equal to the contract value. These contracts do not hold any specific assets. These investments are classified as Level 3.

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

The following tables present an analysis of changes during the years ended October 31, 2013 and 2012 in Level 3 plan assets, by plan asset class, for U.S. and International pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2012	$13,110	$19,046	$32,156
Actual return on plan assets:
Assets held, end of year	1,970	1,025	2,995
Assets sold during the period	13	—	13
Purchases	—	4,242	4,242
Sales	(135)	(2,093)	(2,228)
Foreign currency translation	—	(127)	(127)

Ending balance at October 31, 2013	$14,958	$22,093	$37,051

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2011	$—	$18,501	$18,501
Actual return on plan assets:
Assets held, end of year	1,169	780	1,949
Assets sold during the period	2	—	2
Purchases	12,000	2,311	14,311
Sales	(61)	(2,122)	(2,183)
Foreign currency translation	—	(424)	(424)

Ending balance at October 31, 2012	$13,110	$19,046	$32,156

Contributions to pension plans in 2014 are estimated to be approximately $21,900.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2014	$10,905	$3,659
2015	11,888	2,539
2016	12,885	2,159
2017	14,131	1,998
2018	15,228	2,857
2019-2023	93,560	18,777

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

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$71,228	$73,392	$851	$678
Service cost	1,145	1,183	35	28
Interest cost	2,598	2,759	38	41
Participant contributions	600	1,393	—	—
Plan amendment	—	(202)	—	—
Foreign currency exchange rate change	—	—	(34)	1
Actuarial (gain) loss	(11,619)	(4,315)	(118)	107
Benefits paid	(2,948)	(2,982)	(4)	(4)

Benefit obligation at end of year	$61,004	$71,228	$768	$851

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,348	1,589	4	4
Participant contributions	600	1,393	—	—
Benefits paid	(2,948)	(2,982)	(4)	(4)

Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(61,004)	$(71,228)	$(768)	$(851)

Amounts recognized in financial statements:
Accrued benefit liability	$(1,974)	$(2,224)	$(4)	$(4)
Long-term postretirement obligations	(59,030)	(69,004)	(764)	(847)

Total amount recognized in financial statements	$(61,004)	$(71,228)	$(768)	$(851)

	United States		International
	2013	2012	2013	2012
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$17,854	$31,585	$(243)	$(138)
Prior service cost (credit)	(1,461)	(1,934)	—	—

Accumulated other comprehensive (gain) loss	$16,393	$29,651	$(243)	$(138)

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$1,139	$2,214	$(14)	$(4)
Amortization of prior service cost (credit)	(449)	(1,758)	—	—

Total	$690	$456	$(14)	$(4)

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2013	2012	2013	2012
Balance at beginning of year	$29,651	$35,374	$(138)	$(260)
Net (gain) loss arising during the year	(11,619)	(4,315)	(117)	108
Prior service cost (credit) arising during the year	—	(202)	—	—
Net gain (loss) recognized during the year	(2,112)	(1,790)	4	14
Prior service credit (cost) recognized during the year	473	584	—	—
Exchange rate effect during the year	—	—	8	—

Balance at end of year	$16,393	$29,651	$(243)	$(138)

Net postretirement benefit costs include the following components:

	United States			International
	2013	2012	2011	2013	2012	2011
Service cost	$1,145	$1,183	$1,122	$35	$28	$31
Interest cost	2,598	2,759	2,932	38	41	41
Amortization of prior service cost (credit)	(473)	(584)	(1,147)	—	—	—
Amortization of net actuarial (gain) loss	2,112	1,789	1,606	(4)	(14)	(8)

Total benefit cost	$5,382	$5,147	$4,513	$69	$55	$64

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.80%	3.85%	4.50%	4.95%	4.40%	5.85%
Health care cost trend rate	4.12	4.90	9.36	6.65	6.83	7.00
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.47	3.60	5.00	3.50	3.50	3.50
Year the rate reaches the ultimate trend rate	2021	2017	2016	2031	2031	2031
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate	3.85%	4.50%	5.25%	4.40%	5.85%	5.75%

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

Notes to Consolidated Financial Statements — (Continued)

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects:

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2013	$(758)	$911	$(20)	$11
Effect on postretirement obligation as of October 31, 2013	$(7,945)	$9,886	$(138)	$181
Health care trend rate:
Effect on total service and interest cost components in 2013	$630	$(508)	$17	$(13)
Effect on postretirement obligation as of October 31, 2013	$8,907	$(7,286)	$172	$(135)

Contributions to postretirement plans in 2014 are estimated to be approximately $2,000.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2014	$1,974	$4
2015	2,254	11
2016	2,490	12
2017	2,747	13
2018	2,965	16
2019-2023	17,767	117

Note 7 — Income taxes

Income tax expense includes the following:

	2013	2012	2011
Current:
U.S. federal	$45,004	$51,458	$53,983
State and local	2,351	1,378	2,029
Foreign	36,829	38,760	35,469

Total current	84,184	91,596	91,481
Deferred:
U.S. federal	8,361	7,204	1,851
State and local	(991)	782	23
Foreign	(2,248)	1,842	(1,158)

Total deferred	5,122	9,828	716

	$89,306	$101,424	$92,197

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $164,702, $177,035 and $181,258 in 2013, 2012 and 2011, respectively.

Income tax expense in 2013 also includes a benefit of $900 for the reduction of unrecognized tax benefits primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American

Notes to Consolidated Financial Statements — (Continued)

Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for 2013 included a discrete tax benefit of $1,700 related to 2012.

Income tax expense in 2012 includes a benefit of $2,717 related to the utilization of loss carryforwards and to the release of the valuation allowance related to loss carryforwards which are expected to be utilized in future years.

Income tax expense in 2011 includes a benefit of $2,027 from a reduction in unrecognized tax benefits, primarily related to settlements with tax authorities. In December 2010, the U.S. Congress passed and the President signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, which provided retroactive reinstatement of a research credit. As a result, income tax expense for 2011 includes a tax benefit of $1,580 related to research credit generated in 2010. Income tax expense in 2011 also includes a benefit related to the utilization of loss carryforwards of $682.

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2013	2012	2011
Statutory federal income tax rate	35.00%	35.00%	35.00%
Domestic Production Deduction	(1.71)	(1.82)	(1.76)
Foreign tax rate variances, net of foreign tax credits	(3.39)	(2.31)	(2.51)
State and local taxes, net of federal income tax benefit	0.28	0.43	0.42
Amounts related to prior years	(1.00)	(0.31)	(1.31)
Other — net	(0.48)	0.10	(0.53)

Effective tax rate	28.70%	31.09%	29.31%

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $146,421, $149,218 and $133,303 in 2013, 2012 and 2011, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings aggregated approximately $510,842 and $400,487 at October 31, 2013 and 2012, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

At October 31, 2013 and 2012, total unrecognized tax benefits were $5,717 and $3,140, respectively. The amounts that, if recognized, would impact the effective tax rate were $5,178 and $2,601 at October 31, 2013 and 2012, respectively. The increase in unrecognized tax benefits as compared to prior year relates primarily to foreign positions and, if recognized, a substantial portion of the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance at beginning of year	$3,140	$2,576	$4,078
Additions based on tax positions related to the current year	703	148	387
Additions for tax positions of prior years	3,261	896	138
Reductions for tax positions of prior years	(317)	—	—
Settlements	—	0	(2,027)
Lapse of statute of limitations	(1,070)	(480)	—

Balance at end of year	$5,717	$3,140	$2,576

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2013 and 2012, we had accrued interest expense related to unrecognized tax benefits of $1,085 and $304, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2010, 2012 and 2013 tax years; tax years prior to 2010 and the 2011 year have been examined by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2007. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a decrease in our unrecognized tax benefits in a range of $0 to $470.

Significant components of deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Employee benefits	$66,148	$90,707
Other accruals not currently deductible for taxes	16,984	16,105
Tax credit and loss carryforwards	13,077	17,145
Inventory adjustments	4,998	5,278
Translation of foreign currency accounts	384	929

Total deferred tax assets	101,591	130,164
Valuation allowance	(5,663)	(5,046)

Total deferred tax assets	95,928	125,118
Deferred tax liabilities:
Depreciation and amortization	146,500	121,348
Other — net	51	—

Total deferred tax liabilities	146,551	121,348

Net deferred tax assets (liabilities)	$(50,623)	$3,770

At October 31, 2013, we had $1,498 of tax credit carryforwards of which $122 will expire in 2014 through 2017, and $1,376 of which has an indefinite carryforward period. We also had $16,939 Federal, $51,347 state and $10,980 foreign operating loss carryforwards, of which $68,658 will expire in 2014 through 2033, and $10,608 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $617 in 2013 and a decrease of $1,005 in 2012. The valuation allowance of $5,663 at October 31, 2013, relates primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2013	2012
Maximum borrowings under bank lines of credit:
Domestic banks	$—	$50,000
Foreign banks	83,191	40,260

Total	$83,191	$90,260

Outstanding notes payable:
Domestic bank debt	$—	$50,000
Foreign bank debt	3,604	1

Total	$3,604	$50,001

Weighted-average interest rate on notes payable	2.0%	1.1%
Unused bank lines of credit	$79,587	$40,259

In 2012, we entered into a 364-day, $250,000 Credit Agreement with PNC Bank. We borrowed $250,000 under this agreement for acquisitions made in 2012 and then repaid $200,000 using proceed of the Senior Notes described in Note 9, leaving a balance of $50,000 outstanding at October 31, 2012. The remaining balance of this facility was repaid on June 3, 2013.

Note 9 — Long-term debt

A summary of long-term debt is as follows:

	2013	2012
Revolving credit agreement, due 2017	$254,000	$262,450
Senior notes, due 2017-2025	200,000	200,000
Euro loan, due 2016	129,058	—
Private shelf facility, due 2012-2020	63,889	69,445
Senior note, due 2013	—	50,000
Development loans, due 2011-2026	1,702	1,814
Other	341	—

	648,990	583,709
Less current maturities	10,832	55,668

Long-term maturities	$638,158	$528,041

Revolving credit agreement — This $500,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in December 2016. Payment of quarterly commitment fees is required. The weighted average interest rate for borrowings under this agreement was 1.06 percent at October 31, 2013.

Senior notes, due 2017-2025 —These fixed-rate notes entered into in 2012 with a group of insurance companies had an original weighted-average life of 8.78 years at the time of issuance. The weighted-average interest rate at October 31, 2013 was 2.93 percent.

Euro loan, due 2016 — This loan was entered into in 2013 with The Bank of Tokyo-Mitsubishi UFJ, Ltd. It can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. The interest rate at October 31, 2013 was 0.99 percent.

Notes to Consolidated Financial Statements — (Continued)

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $175,000 in 2013. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At October 31, 2013, the amount outstanding under this facility was at a fixed rate of 2.21 percent per annum.

Senior note, due 2013 — This note had a fixed interest rate of 4.98 percent and was repaid as scheduled in 2013.

Development loans, due 2011-2026 — These fixed-rate loans with the State of Ohio and Cuyahoga County, Ohio were issued in 2011 in connection with the construction of our corporate headquarters building and are payable in monthly installments over 15 years beginning in 2011. The interest rate on the State of Ohio loan is 3.00 percent, and the interest rate on the Cuyahoga County loan is 3.50 percent.

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2013, are as follows: $10,832 in 2014; $10,757 in 2015; $139,822 in 2016; and $292,095 in 2017 and $26,587 in 2018.

Note 10 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $14,835, $13,822 and $12,292 in 2013, 2012 and 2011, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2013	2012
Transportation equipment	$16,261	$15,697
Other	10,577	8,145

Total capitalized leases	26,838	23,842
Accumulated amortization	(10,805)	(7,614)

Net capitalized leases	$16,033	$16,228

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2013, future minimum lease payments under noncancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2014	$7,298	$12,321
2015	4,819	7,506
2016	2,446	5,478
2017	667	4,527
2018	403	3,292
Later years	4,806	10,289

Total minimum lease payments	20,439	$43,413

Less amount representing executory costs	3,114

Net minimum lease payments	17,325
Less amount representing interest	1,692

Present value of net minimum lease payments	15,633
Less current portion	5,521

Long-term obligations at October 31, 2013	$10,112

Note 11 — Severance and restructuring costs

During 2013, we recognized severance costs of $811 in the Advanced Technology Systems segment and $315 in the Adhesive Dispensing Systems segment. These costs were associated with restructuring initiatives to optimize global operations. Severance payments in 2013 totaled $784.

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

Notes to Consolidated Financial Statements — (Continued)

fair value on a non-recurring basis was $932. An impairment loss of $489 was recorded in long-lived asset impairments in the Consolidated Statement of Income. This facility was sold in 2012, and a loss of $117 was recorded in other expense in the Consolidated Statement of Income.

Note 12 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust(a)	$13,611	$—	$13,611	$—
Foreign currency forward contracts(b)	3,493	—	3,493	—

Total assets at fair value	$17,104	$—	$17,104	$—

Liabilities:
Deferred compensation plans(c)	$7,322	$7,322	$—	$—
Foreign currency forward contracts(b)	1,180	—	1,180	—

Total liabilities at fair value	$8,502	$7,322	$1,180	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.

(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.

(c)	Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive compensation and for executive officers, up to 90 percent of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Fair value disclosures related to impairments of long-lived assets are disclosed in Note 11, and fair value disclosures related to goodwill and indefinite-lived intangible assets are disclosed in Note 5.

Note 13 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the

Notes to Consolidated Financial Statements — (Continued)

changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “other — net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2013, we recognized net gains of $1,437 on foreign currency forward contracts and net losses of $3,651 from the change in fair value of balance sheet positions. In 2012, we recognized net gains of $294 on foreign currency forward contracts and net losses of $1,310 from the change in fair value of balance sheet positions. In 2011, we recognized net losses of $11,277 on foreign currency forward contracts and net gains of $13,477 from the change in fair value of balance sheet positions. We do not use financial instruments for trading or speculative purposes.

The following table summarizes, by currency, the contracts outstanding at October 31, 2013 and 2012:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
October 31, 2013 contract amounts:
Euro	$194,531	$194,187	$131,198	$131,825
Pound sterling	17,854	17,856	29,441	29,950
Japanese yen	11,426	11,404	8,686	8,672
Australian dollar	894	899	8,653	8,986
Hong Kong dollar	1,935	1,935	42,140	42,132
Singapore dollar	201	201	9,815	10,065
Others	5,768	5,745	24,227	24,503

Total	$232,609	$232,227	$254,160	$256,133

October 31, 2012 contract amounts:
Euro	$3,186	$3,220	$95,370	$95,769
Pound sterling	—	—	28,771	28,959
Japanese yen	5,810	5,766	15,643	15,465
Australian dollar	515	519	9,131	9,156
Singapore dollar	—	—	8,626	8,681
Others	4,758	4,725	19,686	19,829

Total	$14,269	$14,230	$177,227	$177,859

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2013 and 2012, net gains of $699 and $240, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2013, there were no significant concentrations of credit risk.

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$42,375	$42,375	$41,239	$41,239
Marketable securities	—	—	279	279
Notes payable	3,604	3,604	50,001	50,001
Long-term debt (including current portion)	648,990	636,904	583,709	584,624
Foreign currency forward contracts (net)	2,313	2,313	671	671

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•	Marketable securities are valued at quoted market prices, which are considered to be Level 1 inputs under the fair value hierarchy.

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Note 14 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2013, 2012 or 2011.

Common — We have 160,000 authorized common shares without par value. At October 31, 2013 and 2012, there were 98,023 common shares issued. At October 31, 2013 and 2012, the number of outstanding common shares, net of treasury shares, was 64,218 and 64,257, respectively.

Common shares repurchased as part of publicly announced programs during 2013, 2012 and 2011 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2013	459	$30,443	$66.29
2012	1,831	$86,022	$46.98
2011	3,024	$134,163	$44.37

Note 15 — Stock-based compensation

At the 2013 Annual Meeting of Shareholders on February 26, 2013, our shareholders approved the 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. A maximum of 2,900 common shares is available for grant under the Plan, inclusive of shares available to be granted under the 2008 Plan immediately prior to shareholder approval of the 2012 Plan.

Notes to Consolidated Financial Statements — (Continued)

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense of $4,906, $3,789 and $2,906 for 2013, 2012 and 2011, respectively.

Following is a summary of stock options for 2013:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted- Average Remaining Term
Outstanding at October 31, 2012	1,764	$28.35
Granted	283	$61.61
Exercised	(283)	$21.72
Forfeited or expired	(15)	$48.38

Outstanding at October 31, 2013	1,749	$34.63	$65,492	6.1 years

Vested at October 31, 2013 or expected to vest	1,699	$34.22	$64,348	6.1 years
Exercisable at October 31, 2013	942	$25.07	$44,276	4.7 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$14 — $20	$21 — $31	$32 — $63
Number outstanding	452	500	797
Weighted-average remaining contractual life, in years	3.8	5.0	8.1
Weighted-average exercise price	$16.15	$27.15	$49.82
Number exercisable	401	391	150
Weighted-average exercise price	$16.37	$26.96	$43.47

As of October 31, 2013, there was $9,631 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.7 years.

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

	2013	2012	2011
Expected volatility	45.3%-46.9%	45.4%-46.9%	43.1%-45.1%
Expected dividend yield	0.97%-1.01%	1.20%	1.28%
Risk-free interest rate	0.75%-0.90%	1.03%-1.23%	1.89%-2.25%
Expected life of the option (in years)	5.4-6.1	5.4-6.1	5.4-6.3

The weighted-average expected volatility used to value options granted in 2013, 2012 and 2011 was 46.3 percent, 46.2 percent and 44.3 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2013, 2012 and 2011 was $24.12, $17.03 and $16.80, respectively.

Notes to Consolidated Financial Statements — (Continued)

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $12,892, $13,329 and $23,076, respectively. Cash received from the exercise of stock options for 2013, 2012 and 2011 was $6,018, $4,934 and $9,652, respectively. The tax benefit realized from tax deductions from exercises for 2013, 2012 and 2011 was $5,531, $4,792 and $6,924, respectively.

Restricted stock — We may grant restricted shares to our employees and directors. These shares may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares are forfeited on a pro-rata basis. In the event of termination of employment due to retirement at normal retirement age (age 65) restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will terminate and the shares will vest and be transferable. Restrictions lapse in the event of a recipient’s disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

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

The following table summarizes 2013 activity related to restricted stock:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted at October 31, 2012	100	$40.58
Granted	36	$62.08
Vested	(51)	$35.85
Forfeited	(3)	$48.18

Restricted at October 31, 2013	82	$52.67

As of October 31, 2013, there was $1,827 of unrecognized compensation cost related to restricted stock. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to restricted stock was $2,464, $1,724 and $1,278 in 2013, 2012 and 2011, respectively.

Deferred directors’ compensation — Non-employee directors may defer all or part of their compensation until retirement. Compensation may be deferred as cash or as stock equivalent units. Deferred cash amounts are recorded as liabilities. Additional stock equivalent units are earned when common stock dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at October 31, 2012	200	$19.44
Deferrals	1	$69.39
Restricted stock units vested	11	$45.20
Dividend equivalents	1	$68.03
Distributions	(65)	$17.03

Outstanding at October 31, 2013	148	$23.22

Notes to Consolidated Financial Statements — (Continued)

The amount charged to expense related to this plan was $183, $265 and $265 in 2013, 2012 and 2011, respectively.

Long-term incentive plan — Under the long-term incentive plan, executive officers and selected other key employees receive common stock unit awards based on corporate performance measures over three-year performance periods. Awards vary based on the degree to which corporate performance exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of common stock at the grant date, adjusted for dividends not to be paid. This value was $59.59 per share for 2013, $42.12 per share for 2012 and $42.02 per share for 2011. The cumulative amounts recorded in shareholders’ equity at October 31, 2013, 2012 and 2011 were $8,083, $8,707 and $6,081, respectively. The amounts charged to expense for executive officers and selected other key employees in 2013, 2012 and 2011 were $3,588, $4,235 and $4,067, respectively.

Shares reserved for future issuance — At October 31, 2013, there were 2,657 of common shares reserved for future issuance through the exercise of outstanding options or rights.

Note 16 — Operating segments and geographic area data

We conduct business in three primary operating segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. In addition, the measure of segment operating profit that is reported to and reviewed by the chief operating decision maker excludes expense in 2011 related to the withdrawal from a multiemployer employee pension fund in Japan. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.

No single customer accounted for ten percent or more of sales in 2013, 2012 or 2011.

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate		Total
Year ended October 31, 2013
Net external sales	$793,488		$516,266		$233,167		$—		$1,542,921
Depreciation	15,638		9,180		3,370		3,578		31,766
Operating profit	203,757	(a)	123,403	(b)	33,786		(37,097)		323,849
Identifiable assets(c)	750,616		721,524		113,835		456,919	(d)	2,042,894
Expenditures for long-lived assets	20,498		10,080		6,239		10,402		47,219
Year ended October 31, 2012
Net external sales	$684,096		$515,992		$209,490		$—		$1,409,578
Depreciation	9,532		8,695		3,141		3,101		24,469
Operating profit (loss)	211,072	(a)	134,074		25,933	(e)	(35,599)		335,480
Identifiable assets(c)	611,357		718,354		110,982		395,331	(d)	1,836,024
Expenditures for long-lived assets	14,612		6,871		4,602		4,874		30,959
Year ended October 31, 2011
Net external sales	$611,911		$437,232		$184,016		$—		$1,233,159
Depreciation	7,087		7,851		2,855		2,965		20,758
Operating profit	210,350	(a)	114,660		27,220		(36,687	)(f)	315,543
Identifiable assets(c)	286,974		691,479		71,438		270,500	(d)	1,320,391
Expenditures for long-lived assets	4,477		4,833		2,437		8,492		20,239

(a)	Includes $315 of severance and restructuring costs in 2013. Includes $3,862 of cost of goods sold — restructuring and severance and restructuring costs in 2012. Includes $1,811 of impairment charges related to the write down of assets to fair value and $1,589 of severance charges and other termination fees in 2011.

(b)	Includes $811 of severance and restructuring costs.

(c)	Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(d)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.

(e)	Includes $690 of severance and restructuring costs.

(f)	Includes $3,120 of expense related to the withdrawal from a multi-employer employee pension plan in Japan.

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2013	2012	2011
Net external sales
United States	$465,789	$388,904	$312,328
Americas	123,654	109,074	102,077
Europe	416,725	381,005	390,319
Japan	127,945	127,509	111,003
Asia Pacific	408,808	403,086	317,432

Total net external sales	$1,542,921	$1,409,578	$1,233,159

Long-lived assets
United States	$136,551	$127,486	$90,994
Americas	4,154	3,180	2,933
Europe	22,576	14,896	16,312
Japan	4,384	3,431	3,496
Asia Pacific	33,314	25,938	17,148

Total long-lived assets	$200,979	$174,931	$130,883

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2013	2012	2011
Total profit for reportable segments	$323,849	$335,480	$315,543
Interest expense	(14,841)	(11,153)	(5,069)
Interest and investment income	421	463	569
Other-net	1,694	1,463	3,518

Income before income taxes	$311,123	$326,253	$314,561

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2013	2012	2011
Total assets for reportable segments	$2,042,894	$1,836,024	$1,320,391
Customer advance payments	28,341	20,894	9,375
Eliminations	(28,946)	(27,403)	(25,316)

Total consolidated assets	$2,042,289	$1,829,515	$1,304,450

Note 17 — Supplemental information for the statement of cash flows

	2013	2012	2011
Cash operating activities:
Interest paid	$16,037	$9,285	$4,972
Income taxes paid	93,074	70,935	96,487
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$6,441	$12,981	$8,154
Capitalized lease obligations terminated	468	894	534
Shares acquired and issued through exercise of stock options	148	2,323	5,228

Notes to Consolidated Financial Statements — (Continued)

Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2013:
Sales	$347,043	$382,100	$402,960	$410,818
Gross margin	197,229	216,938	225,083	226,894
Net income	42,011	54,605	65,424	59,777
Earnings per share:
Basic	0.65	0.85	1.02	0.93
Diluted	0.65	0.84	1.01	0.92
2012:
Sales	$275,836	$315,193	$379,872	$438,677
Gross margin	169,346	189,656	223,214	241,073
Net income	38,338	52,111	66,694	67,686
Earnings per share:
Basic	0.59	0.81	1.04	1.06
Diluted	0.58	0.80	1.03	1.04

The sum of the per-share amounts for the four quarters of 2013 and 2012 do not equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

During the third quarter of 2013, we recorded a pre-tax gain of $2,116 on the sale of real estate in China. During the first quarter of 2013, we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for the first quarter of 2013 included a discrete tax benefit of $1,700 related to 2012.

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

Note 19 — Contingencies

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2013, and 2012 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 and $750, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013.

On August 30, 2013, we acquired the Kreyenborg Group, which represented 11 percent of our total assets as of October 31, 2013. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include the Kreyenborg Group. This exclusion is in accordance with the SEC’s general guidance that assessments of recently acquired businesses may be omitted from our scope in the year of acquisition.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2013.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2013. Their report is included herein.

/s/ MICHAEL F. HILTON	/s/ GREGORY A. THAXTON
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer
December 16, 2013	December 16, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Kreyenborg Group, which are included in the 2013 consolidated financial statements of Nordson Corporation and constituted 11 percent of total assets as of October, 31, 2013. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of the Kreyenborg Group.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013 of Nordson Corporation and our report dated December 16, 2013 expressed an unqualified opinion thereon.

Cleveland, Ohio

December 16, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 16, 2013 expressed an unqualified opinion thereon.

Cleveland, Ohio

December 16, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (senior vice president, chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2013. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2013 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

The information required by this Item is incorporated by reference to the captions “Directors Compensation for Fiscal Year 2013,” “Summary Compensation for Fiscal Year 2013,” “Grants of Plan-Based Awards for Fiscal Year 2013,” “Option Exercises and Stock Vested for Fiscal Year 2013,” “Pension Benefits for Fiscal Year 2013,” “Nonqualified Deferred Compensation for Fiscal Year 2013” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Ownership of Nordson Common Shares” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,749	$36.43	2,900
Equity compensation plans not approved by security holders	—	—	—

Total	1,749	$36.43	2,900

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst and Young LLP” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ending October 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ending October 31, 2013

Consolidated Balance Sheets as of October 31, 2013 and October 31, 2012

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ending October 31, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ending October 31, 2013

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2013.

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

Date: December 16, 2013

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MICHAEL F. HILTON	December 16, 2013
Michael F. Hilton
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. THAXTON	December 16, 2013
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ JOSEPH P. KEITHLEY	December 16, 2013
Joseph P. Keithley
Chairman of the Board

/s/ LEE C. BANKS	December 16, 2013
Lee C. Banks
Director

/s/ RANDOLPH W. CARSON	December 16, 2013
Randolph W. Carson
Director

/s/ ARTHUR L. GEORGE, JR.	December 16, 2013
Arthur L. George, Jr.
Director

/s/ FRANK M. JAEHNERT	December 16, 2013
Frank M. Jaehnert
Director

Signatures — Continued

/s/ MICHAEL J. MERRIMAN, JR.	December 16, 2013
Michael J. Merriman, Jr.
Director

/s/ MARY G. PUMA	December 16, 2013
Mary G. Puma
Director

/s/ VICTOR L. RICHEY, JR.	December 16, 2013
Victor L. Richey, Jr.
Director

Schedule II — Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Assumed from Acquisitions	Charged to Expense	Deductions	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2011	$3,353	22	977	1,047	6	$3,311
2012	$3,311	648	710	801	(92)	$3,776
2013	$3,776	256	885	698	46	$4,265
Inventory Obsolescence and Other Reserves
2011	$16,802	8	3,982	4,850	108	$16,050
2012	$16,050	2,071	6,033	3,237	(412)	$20,505
2013	$20,505	3,969	5,075	2,961	(9)	$26,579

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-b	Note Purchase and Private Shelf Agreement for $150 million between Nordson Corporation and New York Life Investment Management LLC dated as of June 30, 2011 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)
4-c	$500 million Credit Agreement dated December 9, 2011 between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated December 12, 2011)
4-d	Credit Agreement dated June 4, 2012 by and among Nordson Corporation, PNC Bank National Association and PNC Capital Markets LLC (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
4-e	Master Note Purchase Agreement dated July 26, 2012 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
4-f	Second Amendment to the Note Purchase and Private Shelf Agreement dated as of February 12, 2013 between Nordson Corporation and New York Life Investment Management LLC (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013)
4-g	€100,000,000 Term Loan Facility Credit Agreement by and among Nordson Holdings S.a.r.l. & Co. KG as Borrower, Nordson Corporation as Parent Guarantor, the banks party hereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Administrative Agent, dated as of August 23, 2013
(10)	Material Contracts
10-a	Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan*
10-b	Nordson Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-b-2	Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-a to Registrant’s Form 8-K dated December 16, 2008)*
10-c	Resolution of Board of Directors Authorizing Execution of Indemnification Agreements*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan Agreement (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009) *

Index to Exhibits — Continued

Exhibit Number	Description
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012)*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)*
10-d-3	Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-c to Registrant’s Form 8-K dated December 16, 2008)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012)*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-e-3	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.01-b to Registrant’s Form 8-K dated December 16, 2008)*
10-g	Nordson Corporation 1993 Long-Term Performance Plan, as amended March 12, 1998 (incorporated herein by reference to Exhibit 10-g to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2008)*
10-g-1	Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan*
10-g-2	Nordson Corporation 2012 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2013)*
10-g-3	Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated March 4, 2013)*
10-g-4	Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award (as amended November 25, 2013)*
10-g-5	Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan*
10-g-6	Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award*
10-h	Nordson Corporation Assurance Trust Agreement (incorporated herein by reference to Exhibit 10-h to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-h-1	Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated December 16, 2008)*
10-i	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-j	Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*

Index to Exhibits — (Continued)

Exhibit Number	Description
10-m	Employment Agreement between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.3 to Registrant’s Form 8-K dated December 21, 2009)*
10-n	Employment Agreement (Change in Control Retention Agreement) between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.4 to Registrant’s Form 8-K dated December 21, 2009)*
10-o	Supplemental Retirement Agreement between the Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-o to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-p	Stock Purchase Agreement by and among VP Acquisition Holdings, Inc., the Stockholders of VP Acquisition Holdings, Inc., the Optionholders of VP Acquisition Holdings, Inc., American Capital, Ltd., as Securityholder Representative, and Nordson Corporation dated as of July 15, 2011 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)
10-q	Stock Purchase Agreement Dated May 18, 2012 by and among Nordson Corporation and Bertram Growth Capital I, Bertram Growth Capital II, Bertram Growth Capital II-A, and EDI Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
10-r	Agreement and Plan of Merger by and among Xaloy Superior Holdings, Inc., Nordson Corporation, Buckeye Merger Corp. and Sellers’ Representative dated as of June 2, 2012 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
10-s	Sale and Purchase Agreement dated July 16, 2013 relating to Kreyenborg and BKG between Mr. Jan-Udo Kreyenborg, Kreyenborg Verwaltungen und Beteiligungen GmbH & Co. KG, Kreyenborg Verwaltungs-GmbH and Nordson Corporation (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-a 101

Form S-8 Undertakings (Nos. 33-18309 and 33-33481)

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2013, 2012 and 2011 (iii) the Consolidated Balance Sheets at October 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.