Form 10-Q
period 2014-01-31
NORDSON CORP
filed 2014-03-07
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value as of January 31, 2014: 64,351,111

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

Three months ended	January 31, 2014	January 31, 2013
(In thousands, except for per share data)
Sales	$359,420	$347,043
Operating costs and expenses:
Cost of sales	164,638	149,814
Selling and administrative expenses	140,923	135,079
Severance and restructuring costs	—	586

	305,561	285,479

Operating profit	53,859	61,564
Other income (expense):
Interest expense	(3,575)	(4,080)
Interest and investment income	112	98
Other—net	(209)	(1,200)

	(3,672)	(5,182)

Income before income taxes	50,187	56,382
Income taxes	15,307	14,371

Net income	$34,880	$42,011

Average common shares	64,221	64,273
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	639	676

Average common shares and common share equivalents	64,860	64,949

Basic earnings per share	$0.54	$0.65

Diluted earnings per share	$0.54	$0.65

Dividends declared per share	$0.18	$0.15

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

Three months ended	January 31, 2014	January 31, 2013
(In thousands)
Net income	$34,880	$42,011
Components of other comprehensive income (loss), net of tax:
Translation adjustments	(5,610)	3,371
Amortization of prior service cost and net actuarial losses	1,813	2,735

Total other comprehensive income (loss)	(3,797)	6,106

Total comprehensive income	$31,083	$48,117

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2014	October 31, 2013
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$46,858	$42,375
Receivables - net	279,978	308,707
Inventories - net	200,617	198,401
Deferred income taxes	29,101	29,354
Prepaid expenses	26,707	21,733

Total current assets	583,261	600,570
Property, plant and equipment - net	201,892	200,979
Goodwill	938,114	939,211
Intangible assets - net	262,542	269,073
Other assets	32,513	32,456

	$2,018,322	$2,042,289

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$7,945	$3,604
Accounts payable	62,101	62,123
Income taxes payable	18,417	14,522
Accrued liabilities	79,574	110,528
Customer advanced payments	29,280	28,341
Current maturities of long-term debt	10,779	10,832
Current obligations under capital leases	5,532	5,521

Total current liabilities	213,628	235,471
Long-term debt	613,401	638,158
Deferred income taxes	80,496	79,977
Pension obligations	100,518	103,754
Postretirement obligations	60,182	59,794
Other long-term liabilities	38,422	37,272
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	310,577	304,549
Retained earnings	1,385,903	1,362,584
Accumulated other comprehensive loss	(61,177)	(57,380)
Common shares in treasury, at cost	(735,881)	(734,143)

Total shareholders’ equity	911,675	887,863

	$2,018,322	$2,042,289

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2014	January 31, 2013
(In thousands)
Cash flows from operating activities:
Net income	$34,880	$42,011
Depreciation and amortization	14,488	13,049
Non-cash stock compensation	5,542	3,555
Deferred income taxes	(230)	1,232
Other non-cash expense	168	612
Loss on sale of property, plant and equipment	192	133
Tax benefit from the exercise of stock options	(1,088)	(2,076)
Changes in operating assets and liabilities	(6,265)	(18,761)

Net cash provided by operating activities	47,687	39,755
Cash flows from investing activities:
Additions to property, plant and equipment	(7,891)	(7,524)
Proceeds from sale of property, plant and equipment	13	26
Acquisition of businesses, net of cash acquired	—	(1,231)

Net cash used in investing activities	(7,878)	(8,729)
Cash flows from financing activities:
Proceeds from short-term borrowings	5,258	6
Repayment of short-term borrowings	(963)	—
Proceeds from long-term debt	5,000	11,000
Repayment of long-term debt	(28,890)	(21,477)
Repayment of capital lease obligations	(1,543)	(1,332)
Issuance of common shares	2,224	3,143
Purchase of treasury shares	(4,564)	(2,591)
Tax benefit from the exercise of stock options	1,088	2,076
Dividends paid	(11,561)	(9,641)

Net cash used in financing activities	(33,951)	(18,816)
Effect of exchange rate changes on cash	(1,375)	983

Increase in cash and cash equivalents	4,483	13,193
Cash and cash equivalents:
Beginning of year	42,375	41,239

End of quarter	$46,858	$54,432

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2014

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

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2013.

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

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2014 and 2013 were not material.

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the 2014 and 2013 calculations of diluted earnings per share.

Nordson Corporation

2.	Recently issued accounting standards

In February 2013, the FASB issued an Accounting Standards Update (ASU) requiring new disclosures about reclassifications from accumulated other comprehensive income to net income. Companies are required to present these disclosures either on the face of the statement where net income is presented or in the notes to the consolidated financial statements. We adopted this standard on November 1, 2013, and required disclosures are included in Note 7. The updated standard did not impact our consolidated financial statements.

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

3.	Inventories

At January 31, 2014 and October 31, 2013, inventories consisted of the following:

	January 31, 2014	October 31, 2013
Raw materials and component parts	$86,044	$81,943
Work-in-process	35,350	34,756
Finished goods	113,051	115,078

	234,445	231,777
Obsolescence and other reserves	(26,399)	(26,579)
LIFO reserve	(7,429)	(6,797)

	$200,617	$198,401

4.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2014 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2013	$407,269	$507,884	$24,058	$939,211
Currency effect	(1,031)	(66)	—	(1,097)

Balance at January 31, 2014	$406,238	$507,818	$24,058	$938,114

Nordson Corporation

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2014 and October 31, 2013. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,247	$32,184	$139,063
Patent/technology costs	85,645	22,865	62,780
Trade name	67,907	8,921	58,986
Non-compete agreements	8,388	6,936	1,452
Other	1,393	1,132	261

Total	$334,580	$72,038	$262,542

	October 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,489	$28,872	$142,617
Patent/technology costs	85,414	21,145	64,269
Trade name	67,865	7,856	60,009
Non-compete agreements	9,965	8,091	1,874
Other	1,400	1,096	304

Total	$336,133	$67,060	$269,073

Amortization expense for the three months ended January 31, 2014 and 2013 was $6,330 and $5,801, respectively.

5.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2014 and January 31, 2013 were:

	U.S.		International
	2014	2013	2014	2013
Service cost	$2,162	$2,316	$697	$547
Interest cost	3,415	3,094	792	729
Expected return on plan assets	(4,161)	(3,828)	(431)	(388)
Amortization of prior service cost (credit)	59	39	(19)	(23)
Amortization of net actuarial loss	2,186	3,486	387	355

Total benefit cost	$3,661	$5,107	$1,426	$1,220

Nordson Corporation

The components of other postretirement benefit cost for the three months ended January 31, 2014 and January 31, 2013 were:

	U.S.		International
	2014	2013	2014	2013
Service cost	$253	$336	$7	$9
Interest cost	729	678	9	10
Amortization of prior service credit	(112)	(118)	—	—
Amortization of net actuarial loss	298	553	(3)	(1)

Total benefit cost	$1,168	$1,449	$13	$18

6.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2014 was 30.5%, compared to 25.5% for the three months ended January 31, 2013.

The effective tax rate for the three months ending January 31, 2014, was higher than the comparable prior year period due to the expiration of the Federal Research and Development Tax Credit (Federal R&D Tax Credit) on December 31, 2013 and certain discrete tax items recorded in the prior year.

During the three months ending January 31, 2013, we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2013 included a discrete tax benefit of $1,700 related to 2012.

7.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2013	$26,699	$(84,079)	$(57,380)
Reclassification adjustments, net of tax of $(989)	—	1,813	1,813
Current period charge	(5,610)	—	(5,610)

Balance at January 31, 2014	$21,089	$(82,266)	$(61,177)

8.	Stock-based compensation

During the 2013 Annual Meeting of Shareholders on February 26, 2013, our shareholders approved the 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, performance shares, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. A maximum of 2,900 common shares is available for grant under the Plan, inclusive of shares available to be granted under the 2008 Plan immediately prior to shareholder approval of the 2012 Plan.

Nordson Corporation

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. For grants made prior to November 2012, vesting would cease upon retirement, death or disability, and unvested shares would be forfeited. For grants made in or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $3,666 and $1,204 in the three months ended January 31, 2014 and 2013, respectively. Most of the increase is related to accelerated amortization of the cost of options.

The following table summarizes activity related to stock options for the three months ended January 31, 2014:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2013	1,749	$34.63
Granted	276	$71.75
Exercised	(81)	$27.47
Forfeited or expired	(6)	$46.18

Outstanding at January 31, 2014	1,938	$40.19	$57,130	6.5 years

Vested or expected to vest at January 31, 2014	1,913	$39.85	$56,999	6.4 years
Exercisable at January 31, 2014	1,187	$28.80	$48,102	5.1 years

At January 31, 2014, there was $13,467 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2014	January 31, 2013
Expected volatility	44.2%-44.7%	45.3%-46.9%
Expected dividend yield	1.03%	1.01%
Risk-free interest rate	1.51%-1.79%	0.75%-0.90%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

The weighted-average expected volatility used to value the 2014 and 2013 options was 44.5%, and 46.3%, respectively.

Nordson Corporation

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2014 and 2013 was $27.94 and $24.11, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2014 and 2013 was $3,654 and $6,583, respectively. Cash received from the exercise of stock options for the three months ended January 31, 2014 and 2013 was $2,224 and $3,143, respectively. The tax benefit realized from tax deductions from exercises for the three months ended January 31, 2014 and 2013 was $1,088 and $2,076, respectively.

Restricted Shares and Restricted Share Units

We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares vest on a pro-rata basis. In the event of termination of employment due to retirement at normal retirement age (age 65) restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will terminate and the shares will vest and be transferable. Restrictions lapse in the event of a recipient’s disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata vesting of shares or units.

As shares or units are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is expensed over the vesting period. Tax benefits arising from the lapse of restrictions are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to restricted shares during the three months ended January 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2013	82	$52.67
Granted	22	$71.75
Vested	(34)	$46.92

Restricted shares at January 31, 2014	70	$61.62

As of January 31, 2014, there was $2,961 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.1 years. The amount charged to expense related to restricted shares during the three months ended January 31, 2014 and 2013 was $472 and $581, respectively. These amounts included common share dividends for the three months ended January 31, 2014 and 2013 of $13 and $15, respectively.

Nordson Corporation

The following table summarizes activity related to restricted share units during the three months ended January 31, 2014:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2013	12	$51.79
Granted	12	$71.82
Vested	(6)	$43.73

Restricted share units at January 31, 2014	18	$68.71

As of January 31, 2014, there was $660 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years. The amount charged to expense related to restricted share units during the three months ended January 31, 2014 and 2013 was $222 and $116, respectively.

Directors Deferred Compensation

Non-employee directors may defer all or part of their cash and equity-based compensation until retirement. Cash compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities, and share equivalent units are recorded as equity. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2013	148	$23.22
Restricted share units vested	6	$43.73
Dividend equivalents	1	$72.24
Distributions	(15)	$18.70

Outstanding at January 31, 2014	140	$24.79

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2014 and 2013 was $27 and $56, respectively.

Nordson Corporation

Long-Term Incentives

Executive officers and selected other key employees participate in a common share- based long-term incentive compensation program. Payouts vary based on the degree to which corporate financial performance exceeds predetermined threshold, target and maximum performance levels over three-year performance periods. No payout will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. This value was $69.25 per share for 2014, $59.59 per share for 2013 and $42.12 per share for 2012. During the three months ended January 31, 2014 and 2013, $1,142 and $1,613, respectively, was charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2014 was $4,408.

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and annual cash incentive compensation and for executive officers, up to 90% of their share-based long-term incentive compensation plan payout each year. Additional share units are credited for quarterly dividends paid on our common shares. The amount of expense related to dividends paid under this plan for the three months ended January 31, 2014 was $26. There was no expense for the three months ended January 31, 2013.

9.	Warranties

We offer warranties to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
Beginning balance	$9,409	$8,929
Accruals for warranties	1,624	1,725
Warranty payments	(1,578)	(2,062)
Currency effect	(20)	29

Ending balance	$9,435	$8,621

10.	Operating segments

We conduct business across three primary business segments: Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2013.

Nordson Corporation

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate	Total
Three months ended January 31, 2014
Net external sales	$209,471		$97,541		$52,408	$—	$359,420
Operating profit (loss)	47,920		10,378		4,956	(9,395)	53,859
Three months ended January 31, 2013
Net external sales	$183,378		$108,709		$54,956	$—	$347,043
Operating profit (loss)	43,674	(a)	20,733	(b)	7,161	(10,004)	61,564

(a)	Includes $258 of severance and restructuring costs in 2013.
(b)	Includes $328 of severance and restructuring costs in 2013.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

Three months ended	January 31, 2014	January 31, 2013
Total profit for reportable segments	$53,859	$61,564
Interest expense	(3,575)	(4,080)
Interest and investment income	112	98
Other-net	(209)	(1,200)

Income before income taxes	$50,187	$56,382

We have significant sales in the following geographic regions:

Three months ended	January 31, 2014	January 31, 2013
United States	$115,506	$111,304
Americas	27,265	27,687
Europe	116,475	94,635
Japan	26,245	35,596
Asia Pacific	73,929	77,821

Total net external sales	$359,420	$347,043

Nordson Corporation

11.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,491	$—	$13,491	$—
Foreign currency forward contracts (b)	1,581	—	1,581	—

Total assets at fair value	$15,072	$—	$15,072	$—

Liabilities:
Deferred compensation plans (c)	$7,827	$7,827	$—	$—
Foreign currency forward contracts (b)	2,674	—	2,674	—

Total liabilities at fair value	$10,501	$7,827	$2,674	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign currency forward contracts are valued using market exchange rates. Foreign currency forward contracts are not designated as hedges.
(c)	Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive compensation and for executive officers, up to 90 percent of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

12.	Financial instruments

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

Nordson Corporation

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended January 31, 2014, we recognized losses of $3,429 on foreign currency forward contracts and gains of $3,512 from the change in fair value of balance sheet positions. For the three months ended January 31, 2013, we recognized gains of $3,512 on foreign currency forward contracts and losses of $5,027 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the contracts outstanding at January 31, 2014:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$190,022	$188,780	$139,522	$138,314
British pound	16,998	17,351	30,994	31,295
Japanese yen	9,793	9,745	2,150	2,179
Australian dollar	934	926	9,031	8,538
Hong Kong dollar	1,146	1,145	60,383	60,246
Singapore dollar	—	—	10,013	9,785
Others	3,868	3,793	25,255	24,903

Total	$222,761	$221,740	$277,348	$275,260

The carrying amounts and fair values of financial instruments at January 31, 2014, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$46,858	$46,858
Notes payable	7,945	7,945
Long-term debt, including current maturities	624,180	612,313
Foreign currency forward contracts (net)	(1,093)	(1,093)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are valued using observable market based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation

13.	Contingencies

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2014 and October 31, 2013 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide. We engineer, manufacture and market differentiated products and systems used for dispensing and processing adhesives, coatings, polymers, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, treating surfaces and curing. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 5,800 employees and direct operations in more than 30 countries.

Critical Accounting Policies and Estimates

The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience, judgments and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.

Nordson Corporation

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2013. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended  October 31, 2013.

Results of Operations

Sales

Worldwide sales for the three months ended January 31, 2014 were $359,420, a 3.6% increase from sales of $347,043 for the comparable period of 2013. Sales volume increased 4.7%, consisting of 6.1% from acquisitions offset by a reduction in organic volume of 1.4%. Unfavorable currency effects reduced sales by 1.1%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2014 were $209,471, an increase of 14.2% from the comparable period of 2013. Sales volume increased 15.8%, consisting of 11.6% from the first-year effect of the Kreyenborg acquisition, and an increase of 4.2% in organic volume. Unfavorable currency translation effects reduced sales by 1.6%. Growth was driven by our food and industrial packaging end markets, as well as plastics processing end markets. Sales volume, inclusive of acquisitions, increased in the United States, the Americas, Europe and Asia Pacific, and was offset by a slight decrease in Japan.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2014 were $97,541 compared to $108,709 in the comparable period of 2013, a 10.3% decrease. Sales volume decreased 10.0%, and unfavorable currency effects reduced sales by 0.3%. Softness in automated dispensing equipment for mobile device and other niche electronic end markets was offset by growth in fluid management serving medical and general industrial end markets and for test and inspection equipment in electronics end markets. Within this segment, sales volume increases in the United States and Europe were offset by decreases in the Americas, Japan and Asia Pacific.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2014 were $52,408, a decrease of 4.6% from the comparable period of 2013. Sales volume decreased 3.4% and unfavorable currency effects reduced sales by 1.2%. Sales growth in powder and liquid coating product lines for consumer and industrial durable goods end markets was offset by softness in our large dollar systems supporting automotive OEMs and UV end markets. Sales volume increased in the United States and the Americas and was offset by decreases in Europe, Japan and Asia Pacific.

Sales outside the United States accounted for 67.9% of sales in the three months ended January 31, 2014 and 2013. On a geographic basis, sales in the United States increased 3.8% for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. The increase in sales volume consisted of 2.5% organic growth and 1.3% from acquisitions. Sales in the Americas region were down 1.5%, driven primarily by unfavorable currency effects of 3.6%. Sales volume increased by 2.1%, which consisted of 1.9% organic growth and 0.2% from acquisitions. Sales in Europe increased 23.1%, which consisted of a volume increase of 20.7% and 2.4% from favorable currency effects. This increase in sales volume consisted of 7.9% organic growth and 12.8% from acquisitions. Sales in Japan decreased 26.3% from the comparable period of the prior year. Sales volume was lower by 12.2%, which consisted of a decrease in organic volume of 15.1% offset by 2.9% growth from acquisitions, and unfavorable currency effects reduced sales by 14.1%. Asia Pacific sales decreased 5.0% from the comparable period of 2013. Sales volume was lower by 4.8%, which consisted of a decrease in organic volume of 13.2% offset by 8.4% growth from acquisitions, and unfavorable currency effects reduced sales by 0.2%.

Nordson Corporation

Operating Profit

Cost of sales for the three months ended January 31, 2014 were $164,638, up from $149,814 in 2013, an increase of 9.9%. The gross margin was 54.2% for the three months ended January 31, 2014, compared to 56.8% in 2013. The decrease was caused by the dilutive effect of our fourth quarter 2013 Kreyenborg acquisition and short-term purchase price accounting valuation adjustment associated with the acquisition. In addition, the combination of product mix and less absorption as a result of lower sales volume in the Advanced Technology segment also impacted total company gross margin.

Selling and administrative expenses for the three months ended January 31, 2014 were $140,923, compared to $135,665 for the comparable period of 2013, which included $586 of severance and restructuring costs. The current quarter’s selling and administrative expense increase of $5,258, or 3.9%, was primarily due to the first-year effect of the Kreyenborg acquisition, higher compensation expenses related to increased employment levels and spending for initiatives to generate future growth and improve performance. Selling and administrative expenses for the three months ended January 31, 2014 as a percent of sales increased to 39.2% from 39.1% for the comparable period of 2013.

During the three months ended January 31, 2013, we recognized severance costs of $258 in the Adhesive Dispensing Systems segment and $328 in the Advanced Technology Systems segment, both as a result of implementing certain restructuring initiatives to optimize global operations.

Operating profit as a percentage of sales was 15.0% in the three months ended January 31, 2014, compared to 17.7% for the comparable period in 2013. This decrease was primarily affected by lower sales volume in the Advanced Technology segment, as well as the first-year effect of the Kreyenborg acquisition.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment decreased to 22.9% for the three months ended January 31, 2014, compared to 23.8% for the comparable period of the prior year. The decrease was primarily due to a short-term purchase accounting valuation adjustment associated with the Kreyenborg acquisition as mentioned above. For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales decreased to 10.6% in the current year from 19.1% in the first three months of 2013. The decrease was primarily due to lower sales volume in automated dispensing equipment for mobile device and other niche electronic end markets. Operating profit as a percent of sales for the Industrial Coating Systems segment was 9.5% for the three months ended January 31, 2014, down from 13.0% in the same period of 2013. The decrease was primarily due to the quarter’s level of revenue and product mix in this segment.

Interest and Other Income (Expense)

Interest expense for the three months ended January 31, 2014 was $3,575, down from $4,080 for the three months ended January 31, 2013, due to lower borrowing levels.

Other expense was $209 for the three months ended January 31, 2014, compared to $1,200 for the three months ended January 31, 2013. Foreign exchange losses of $1,515 were included in 2013.

Nordson Corporation

Income Taxes

The effective tax rates for the three months ended January 31, 2014 was 30.5%, compared to 25.5% for the three months ended January 31, 2013. The effective tax rate for the three months ending January 31, 2014, was higher than the comparable prior year period due to the expiration of the Federal Research and Development Tax Credit (Federal R&D Tax Credit) on December 31, 2013 and certain discrete tax items recorded in the prior year.

During the three months ending January 31, 2013, we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2013 included a discrete tax benefit of $1,700 related to 2012.

Net Income

Net income for the three months ended January 31, 2014 was $34,880, or $0.54 per share on a diluted basis, compared to $42,011 or $0.65 per share on a diluted basis in 2013.

Foreign Currency Effects

In the aggregate, average exchange rates for the three months ended January 31, 2014 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during the comparable 2013 period. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2014 were translated at exchange rates in effect during the same period of 2013, sales would have been approximately $3,973 higher while third-party costs and expenses would have been approximately $1,139 higher.

Financial Condition

During the three months ended January 31, 2014, cash and cash equivalents increased $4,483. Cash provided by operations during this period was $47,687, compared to $39,755 for the three months ended January 31, 2013. Cash of $55,040 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and gain on sale of property, plant and equipment), compared to $60,592 for the same three-month period of the prior year. Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $7,353 of cash in the three months ended January 31, 2014, compared to $20,837 in the comparable period of 2013.

Cash used in investing activities was $7,878 for the three months ended January 31, 2014, compared to $8,729 in the comparable period of the prior year. Capital expenditures in the three months ended January 31, 2014 were $7,891, compared to $7,524 in the comparable period of 2013. Current year expenditures were focused on production machinery and continued investment in our information systems platform. In the three months ended January 31, 2013, cash of $1,231 was used for the acquisition of certain assets of Kodama Chemical Industry Co., Ltd., a Japanese licensed distributor of our EDI business.

Cash used in financing activities was $33,951 for the three months ended January 31, 2014, compared to $18,816 for the three months ended January 31, 2013. Principal uses of cash in the current year were $19,595 for the net repayment of long-term and short-term borrowings and $11,561 for dividend payments.

Nordson Corporation

The following is a summary of significant changes in balance sheet captions from the end of 2013 to January 31, 2014. Receivables decreased $28,729 due to lower sales in the first quarter of 2014 compared to the fourth quarter of 2013, which is consistent with the seasonality of our business. Inventories increased $2,216 due to the higher level of business activity expected in the second quarter of 2014 as compared to the first quarter. Prepaid expenses increased $4,974 primarily due to annual insurance and other payments made in the first quarter of the year. The decrease of $6,531 in intangible assets – net was primarily due to amortization.

The increase of $3,895 in income taxes payable was primarily due to the timing of tax payments. The decrease of $30,954 in accrued liabilities was primarily due to payments of annual incentive compensation in the first quarter. The $3,236 decrease in long-term pension obligations was due to contributions to U.S. plans during the three months ended January 31, 2014.

The board of directors approved a repurchase program of up to $200,000 in August 2013. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the three months ended January 31, 2014, 29 shares were repurchased under this program for a total amount of $2,002.

Contractual Obligations

We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in December 2016 and may be increased to $750,000 under certain conditions. At January 31, 2014, $236,960 was outstanding under this facility, compared to $254,000 outstanding at October 31, 2013. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all debt covenants at January 31, 2014, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC in 2011, and the amount of the facility was increased from $150,000 to $175,000 in 2013. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At January 31, 2014 and October 31, 2013, $63,889 was outstanding under this facility at a fixed rate of 2.21 percent per annum. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at January 31, 2014, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. We were in compliance with all covenants at January 31, 2014.

In 2013, we entered into a € 100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. At January 31, 2014, there was € 90,000 ($121,392) outstanding under this agreement, compared to € 95,000 ($129,058) outstanding at October 31, 2013. The interest rate was 1.16 percent at January 31, 2014. We were in compliance with all covenants at January 31, 2014.

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

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

Certain accounting policies that require significant management estimates and are deemed critical to the results of operations or financial position were discussed in Item 7 of the 10-K for the year ended October 31, 2013. There were no material changes in these policies during the three months ended January 31, 2014.

Outlook

We continue to manage the business with caution regarding expectations for the balance of fiscal 2014, given slowing growth in emerging markets and economists’ expectations for global GDP indicating a low-growth macroeconomic environment. Though the near-term global macroeconomic outlook remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies. Our cash and available borrowing capacity will enable us to make other strategic investments.

For the second quarter of 2014, sales growth is expected to be in the range of 5% to 9% as compared to the second quarter a year ago. This outlook reflects expectations of organic volume growth of 0% to 4%, acquisitive growth of 5% and no significant currency translation effect based on the current exchange rate environment. Diluted earnings per share are expected to be in the range of $0.85 to $0.94.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our 10-K for the year ended October 31, 2013.

Nordson Corporation

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our 10-K for the year ended October 31, 2013. The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2014. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2014 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2014 and October 31, 2013 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in Form 10-K filed for the year ended October 31, 2013. The information disclosed has not changed materially in 2014.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013 to November 30, 2013	6	$72.22	—	$196,030
December 1, 2013 to December 31, 2013	4	$73.73	—	$196,030
January 1, 2014 to January 31, 2014	29	$69.94	29	$194,029

Total	39		29

(1)	In August 2013 the board of directors approved a repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1	Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2014 and 2013 (iii) the Condensed Consolidated Balance Sheet at January 31, 2014 and October 31, 2013, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers may be participants.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2014	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)