Form 10-Q
period 2014-04-30
NORDSON CORP
filed 2014-06-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of April 30, 2014: 63,664,407

Nordson Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
(In thousands, except for per share data)
Sales	$417,461	$382,100	$776,881	$729,143
Operating costs and expenses:
Cost of sales	181,909	165,162	346,547	314,976
Selling and administrative expenses	142,718	134,736	283,641	270,401

	324,627	299,898	630,188	585,377

Operating profit	92,834	82,202	146,693	143,766
Other income (expense):
Interest expense	(3,532)	(3,612)	(7,107)	(7,692)
Interest and investment income	217	94	329	192
Other—net	(406)	(565)	(615)	(1,765)

	(3,721)	(4,083)	(7,393)	(9,265)

Income before income taxes	89,113	78,119	139,300	134,501
Income taxes	27,179	23,514	42,486	37,885

Net income	$61,934	$54,605	$96,814	$96,616

Average common shares	63,964	64,320	64,095	64,296
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	593	650	616	663

Average common shares and common share equivalents	64,557	64,970	64,711	64,959

Basic earnings per share	$0.97	$0.85	$1.51	$1.50

Diluted earnings per share	$0.96	$0.84	$1.50	$1.49

Dividends declared per share	$0.18	$0.15	$0.36	$0.30

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
(In thousands)
Net income	$61,934	$54,605	$96,814	$96,616
Components of other comprehensive income (loss), net of tax:
Translation adjustments	6,862	(7,954)	1,252	(4,583)
Amortization of prior service cost and net actuarial losses	1,645	2,791	3,458	5,526

Total other comprehensive income (loss)	8,507	(5,163)	4,710	943

Total comprehensive income	$70,441	$49,442	$101,524	$97,559

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2014	October 31, 2013
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$49,732	$42,375
Receivables - net	327,391	308,707
Inventories - net	206,438	198,401
Deferred income taxes	29,021	29,354
Prepaid expenses	26,170	21,733

Total current assets	638,752	600,570
Property, plant and equipment - net	206,840	200,979
Goodwill	942,018	939,211
Intangible assets - net	258,552	269,073
Other assets	32,896	32,456

	$2,079,058	$2,042,289

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$8,379	$3,604
Accounts payable	59,556	62,123
Income taxes payable	23,281	14,522
Accrued liabilities	103,325	110,528
Customer advanced payments	25,611	28,341
Current maturities of long-term debt	10,770	10,832
Current obligations under capital leases	5,631	5,521

Total current liabilities	236,553	235,471
Long-term debt	636,587	638,158
Deferred income taxes	82,283	79,977
Pension obligations	97,274	103,754
Postretirement obligations	60,913	59,794
Other long-term liabilities	42,225	37,272
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	315,794	304,549
Retained earnings	1,436,294	1,362,584
Accumulated other comprehensive loss	(52,670)	(57,380)
Common shares in treasury, at cost	(788,448)	(734,143)

Total shareholders’ equity	923,223	887,863

	$2,079,058	$2,042,289

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Six Months Ended	April 30, 2014	April 30, 2013
(In thousands)
Cash flows from operating activities:
Net income	$96,814	$96,616
Depreciation and amortization	29,231	26,189
Non-cash stock compensation	9,714	6,137
Deferred income taxes	356	3,022
Other non-cash expense	72	1,145
Loss on sale of property, plant and equipment	162	119
Tax benefit from the exercise of stock options	(1,795)	(2,553)
Changes in operating assets and liabilities	(32,365)	(28,046)

Net cash provided by operating activities	102,189	102,629
Cash flows from investing activities:
Additions to property, plant and equipment	(16,494)	(23,714)
Proceeds from sale of property, plant and equipment	99	30
Acquisition of business	—	(1,231)
Investment in equity affiliate	—	(1,116)
Proceeds from sale of marketable securities	—	277

Net cash used in investing activities	(16,395)	(25,754)
Cash flows from financing activities:
Proceeds from short-term borrowings	6,675	9,948
Repayment of short-term borrowings	(1,675)	(1)
Proceeds from long-term debt	37,723	86,000
Repayment of long-term debt	(41,820)	(112,480)
Repayment of capital lease obligations	(3,086)	(2,664)
Issuance of common shares	3,499	4,058
Purchase of treasury shares	(58,068)	(25,174)
Tax benefit from the exercise of stock options	1,795	2,553
Dividends paid	(23,104)	(19,308)

Net cash used in financing activities	(78,061)	(57,068)
Effect of exchange rate changes on cash	(376)	1,746

Increase in cash and cash equivalents	7,357	21,553
Cash and cash equivalents:
Beginning of year	42,375	41,239

End of quarter	$49,732	$62,792

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2014

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this quarterly report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we” or the “Company” mean Nordson Corporation.

Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

1.	Significant accounting policies

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2013.

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

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options of 276 and 138 were excluded from the diluted earnings per share calculations for the three and six month periods, respectively, ending April 30, 2014. No options were excluded from the 2013 calculations of diluted earnings per share.

Nordson Corporation

2.	Recently issued accounting standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of 2015, with early adoption permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

In May 2014, the FASB issued a new standard regarding revenue recognition. Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. The steps are: identify the contract(s) with the customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. This standard will be effective for us beginning in 2018, with early adoption not permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

3.	Inventories

At April 30, 2014 and October 31, 2013, inventories consisted of the following:

	April 30, 2014	October 31, 2013
Raw materials and component parts	$83,610	$81,943
Work-in-process	35,570	34,756
Finished goods	121,949	115,078

	241,129	231,777
Obsolescence and other reserves	(27,269)	(26,579)
LIFO reserve	(7,422)	(6,797)

	$206,438	$198,401

Nordson Corporation

4.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2014 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2013	$407,269	$507,884	$24,058	$939,211
Currency effect	2,615	192	—	2,807

Balance at April 30, 2014	$409,884	$508,076	$24,058	$942,018

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2014 and October 31, 2013. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$173,217	$35,856	$137,361
Patent/technology costs	86,523	24,671	61,852
Trade name	68,072	10,031	58,041
Non-compete agreements	8,454	7,374	1,080
Other	1,393	1,175	218

Total	$337,659	$79,107	$258,552

	October 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,489	$28,872	$142,617
Patent/technology costs	85,414	21,145	64,269
Trade name	67,865	7,856	60,009
Non-compete agreements	9,965	8,091	1,874
Other	1,400	1,096	304

Total	$336,133	$67,060	$269,073

Amortization expense for the three months ended April 30, 2014 and 2013 was $6,310 and $5,683, respectively. Amortization expense for the six months ended April 30, 2014 and 2013 was $12,640 and $11,484, respectively.

Nordson Corporation

5.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2014 and April 30, 2013 were:

	U.S.		International
Three months ended	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Service cost	$1,874	$2,305	$714	$523
Interest cost	3,545	3,084	817	709
Expected return on plan assets	(4,487)	(3,836)	(448)	(372)
Amortization of prior service cost (credit)	59	40	(20)	(20)
Amortization of net actuarial loss	1,784	3,579	399	348

Total benefit cost	$2,775	$5,172	$1,462	$1,188

	U.S.		International
Six months ended	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Service cost	$4,036	$4,622	$1,412	$1,070
Interest cost	6,960	6,178	1,608	1,438
Expected return on plan assets	(8,648)	(7,664)	(880)	(760)
Amortization of prior service cost (credit)	118	79	(39)	(43)
Amortization of net actuarial loss	3,970	7,065	787	702

Total benefit cost	$6,436	$10,280	$2,888	$2,407

The components of other postretirement benefit cost for the three and six months ended April 30, 2014 and April 30, 2013 were:

	U.S.		International
Three months ended	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Service cost	$265	$336	$7	$9
Interest cost	802	678	9	9
Amortization of prior service credit	(112)	(119)	—	—
Amortization of net actuarial (gain) loss	419	554	(3)	(1)

Total benefit cost	$1,374	$1,449	$13	$17

	U.S.		International
Six months ended	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Service cost	$518	$672	$14	$18
Interest cost	1,531	1,356	19	19
Amortization of prior service credit	(224)	(237)	—	—
Amortization of net actuarial (gain) loss	717	1,107	(7)	(2)

Total benefit cost	$2,542	$2,898	$26	$35

Nordson Corporation

6.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for both the three- and six-month periods ended April 30, 2014 was 30.5%. The effective tax rates for the three- and six-month periods ended April 30, 2013 were 30.1% and 28.2%, respectively.

The effective tax rate for the six months ending April 30, 2014, was higher than the comparable prior year period due to the expiration of the Federal Research and Development Tax Credit (the “Federal R&D Tax Credit”) on December 31, 2013 and certain discrete tax items recorded in 2013.

During the six months ending April 30, 2013 we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax provision for the six months ending April 30, 2013 included a discrete tax benefit of $1,700 related to 2012.

7.	Accumulated other comprehensive loss

Accumulated other comprehensive loss at April 30, 2014 and October 31, 2013 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2013	$26,699	$(84,079)	$(57,380)
Reclassification adjustments, net of tax of $(1,877)	—	3,458	3,458
Current period charge	1,252	—	1,252

Balance at April 30, 2014	$27,951	$(80,621)	$(52,670)

For the three months ended April 30, 2014, reclassification adjustments out of accumulated other comprehensive loss affecting net income were $1,645 (net of tax of $888) and related to pension and postretirement adjustments.

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. For grants made prior to November 2012, vesting would cease upon retirement, death and disability, and unvested shares would be forfeited. For grants made in or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $2,178 and $1,199 in the three months ended April 30, 2014 and 2013, respectively. Corresponding amounts for the six months ended April 30, 2014 and April 30, 2013 were $5,844 and $2,403, respectively. Most of the increases are related to accelerated amortization of the cost of options.

Nordson Corporation

The following table summarizes activity related to stock options for the six months ended April 30, 2014:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2013	1,749	$34.63
Granted	277	$71.75
Exercised	(131)	$26.79
Forfeited or expired	(9)	$52.22

Outstanding at April 30, 2014	1,886	$40.55	$63,744	6.3 years

Vested or expected to vest at April 30, 2014	1,866	$40.27	$63,579	6.3 years
Exercisable at April 30, 2014	1,139	$28.98	$51,661	4.9 years

At April 30, 2014, there was $11,338 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2014	April 30, 2013
Expected volatility	40.1%-44.7%	45.3%-46.9%
Expected dividend yield	0.98%-1.03%	0.97%-1.01%
Risk-free interest rate	1.51%-1.79%	0.75%-0.90%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

The weighted-average expected volatility used to value the 2014 and 2013 options was 44.5% and 46.3%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2014 and 2013 was $27.92 and $24.12, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2014 and 2013 was $2,307 and $1,773, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2014 and 2013 was $5,961 and $8,355, respectively. Cash received from the exercise of stock options for the six months ended April 30, 2014 and 2013 was $3,499 and $4,058, respectively. The tax benefit realized from tax deductions from exercises for the six months ended April 30, 2014 and 2013 was $1,795 and $2,553, respectively.

Nordson Corporation

Restricted Shares and Restricted Share Units

We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares vest on a pro-rata basis. In the event of termination of employment due to retirement at normal retirement age restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will terminate and the shares will vest and be transferable. Restrictions lapse in the event of a recipient’s disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

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

The following table summarizes activity related to restricted shares during the six months ended April 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2013	82	$52.67
Granted	23	$71.76
Vested	(38)	$47.73

Restricted shares at April 30, 2014	67	$61.93

As of April 30, 2014, there was $2,579 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.0 years. The amount charged to expense related to restricted shares was $424 and $555 in the three months ended April 30, 2014 and 2013, respectively. These amounts included common share dividends for the three months ended April 30, 2014 and 2013 of $12 and $13, respectively. For the six months ended April 30, 2014 and 2013, the amounts charged to expense related to restricted shares were $895 and $1,136, respectively. These amounts included common share dividends for the six months ended April 30, 2014 and 2013 of $25 and $28, respectively.

The following table summarizes activity related to restricted share units during the six months ended April 30, 2014:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2013	12	$51.79
Granted	12	$71.82
Vested	(6)	$43.73

Restricted share units at April 30, 2014	18	$68.71

As of April 30, 2014, there was $440 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years. The amount charged to expense related to restricted share units during the three months ended April 30, 2014 and 2013 was $223 and $102, respectively. For the six months ended April 30, 2014 and 2013, the amounts were $445 and $218, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2013	148	$23.22
Restricted stock units vested	6	$43.73
Dividend equivalents	1	$72.02
Distributions	(29)	$18.75

Outstanding at April 30, 2014	126	$25.60

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2014 and 2013 was $25 and $53, respectively. For the six months ended April 30, 2014 and 2013, the corresponding amounts were $52 and $109, respectively.

Long-Term Incentives

Executive officers and selected other key employees participate in a common share-based long-term incentive compensation program. Payouts vary based on the degree to which corporate financial performance exceeds predetermined threshold, target and maximum performance levels over three-year performance periods. No payout will occur unless certain threshold performance objectives are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. This value was $69.25 per share for 2014, $59.59 per share for 2013 and $42.12 per share for 2012. During the three months ended April 30, 2014 and 2013, $1,303 and $654, respectively, was charged to expense. For the six months ended April 30, 2014 and 2013, the corresponding amounts were $2,445 and $2,267, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2014 was $5,711.

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and annual cash incentive compensation and for executive officers, up to 90% of their share-based long-term incentive compensation plan payout each year. Additional share units are credited for quarterly dividends paid on our common shares. There was $32 of expense related to dividends paid under this plan for both the three months ended April 30, 2014 and April 30, 2013. For the six months ended April 30, 2014 and 2013, the amounts were $58 and $32, respectively.

Nordson Corporation

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2014 and 2013:

	April 30, 2014	April 30, 2013
Beginning balance	$9,409	$8,929
Accruals for warranties	4,087	3,522
Warranty payments	(3,993)	(3,656)
Currency effect	63	(46)

Ending balance	$9,566	$8,749

10.	Operating segments

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

Nordson Corporation

The following table presents sales and operating profits of our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate	Total
Three months ended April 30, 2014
Net external sales	$231,954		$127,628		$57,879	$—	$417,461
Operating profit (loss)	62,699	(a)	30,842	(b)	9,335	(10,042)	92,834
Three months ended April 30, 2013
Net external sales	$196,380		$130,001		$55,719	$—	$382,100
Operating profit (loss)	51,339		33,112	(c)	8,150	(10,399)	82,202
Six months ended April 30, 2014
Net external sales	$441,425		$225,169		$110,287	$—	$776,881
Operating profit (loss)	110,619	(a)	41,220	(b)	14,291	(19,437)	146,693
Six months ended April 30, 2013
Net external sales	$379,758		$238,710		$110,675	$—	$729,143
Operating profit (loss)	95,013	(d)	53,845	(c)	15,311	(20,403)	143,766

(a)	Includes $699 of severance and restructuring costs in the three and six months ended April 30, 2014.
(b)	Includes $579 of severance and restructuring costs in the three and six months ended April 30, 2014.
(c)	Includes $118 and $446 of severance and restructuring costs in the three and six months ended April 30, 2013, respectively.
(d)	Includes $258 of severance and restructuring costs in the six months ended April 30, 2013.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Total profit for reportable segments	$92,834	$82,202	$146,693	$143,766
Interest expense	(3,532)	(3,612)	(7,107)	(7,692)
Interest and investment income	217	94	329	192
Other-net	(406)	(565)	(615)	(1,765)

Income before income taxes	$89,113	$78,119	$139,300	$134,501

We had significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
United States	$125,693	$114,813	$241,199	$226,117
Americas	31,144	36,147	58,409	63,834
Europe	122,058	99,196	238,533	193,831
Japan	28,889	31,614	55,134	67,210
Asia Pacific	109,677	100,330	183,606	178,151

Total net external sales	$417,461	$382,100	$776,881	$729,143

Nordson Corporation

11.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at April 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,539	$—	$13,539	$—
Foreign currency forward contracts (b)	1,606	—	1,606	—

Total assets at fair value	$15,145	$—	$15,145	$—

Liabilities:
Deferred compensation plans (c)	$8,140	$8,140	$—	$—
Foreign currency forward contracts (b)	1,599	—	1,599	—

Total liabilities at fair value	$9,739	$8,140	$1,599	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign currency forward contracts are valued using market exchange rates. These contracts are not designated as hedging instruments.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

12.	Financial instruments

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

Nordson Corporation

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended April 30, 2014, we recognized gains of $1,100 on foreign currency forward contracts and losses of $1,332 from the change in fair value of balance sheet positions. For the three months ended April 30, 2013, we recognized losses of $4,086 on foreign currency forward contracts and gains of $3,054 from the change in fair value of balance sheet positions. For the six months ended April 30, 2014, we recognized losses of $2,329 on foreign currency forward contracts and gains of $2,181 from the change in fair value of balance sheet positions. For the six months ended April 30, 2013, we recognized losses of $574 on foreign currency forward contracts and losses of $1,973 from the change in fair value of balance sheet positions.

We had the following outstanding foreign currency forward contracts at April 30, 2014:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$381,688	$383,643	$333,401	$335,097
British pound	48,904	49,929	64,323	64,837
Japanese yen	16,793	16,783	11,879	11,875
Australian dollar	554	557	8,256	8,537
Hong Kong dollar	56,465	56,450	116,437	116,405
Singapore dollar	—	—	10,200	10,294
Others	7,396	7,411	27,799	28,227

Total	$511,800	$514,773	$572,295	$575,272

The carrying amounts and fair values of financial instruments at April 30, 2014, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$49,732	$49,732
Notes payable	8,379	8,379
Long-term debt, including current maturities	647,357	645,091
Foreign currency forward contracts (net)	7	7

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

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

We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2014 and October 31, 2013 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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

Nordson Corporation

Results of Operations

Sales

Worldwide sales for the three months ended April 30, 2014 were $417,461, an increase of $35,361, or 9.3%, from sales of $382,100 for the comparable period of 2013. Sales volume increased 9.2%, consisting of organic growth of 4.2% and 5.0% from acquisitions. Favorable currency effects increased sales by 0.1%.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2014 were $231,954, an increase of 18.1% from the comparable period of 2013. Sales volume increased 18.4%, consisting of 8.6% organic volume and 9.8% from the first-year effect of the Kreyenborg acquisition. Unfavorable currency effects reduced sales by 0.3%. Organic growth was driven by our rigid packaging, disposable hygiene, general product assembly and polymer processing end markets. Sales volume, inclusive of acquisitions, increased in all geographic regions and was most pronounced in Asia Pacific.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2014 were $127,628, a 1.8% decrease compared to $130,001 for the three months ended April 30, 2013. Sales volume was lower by 2.6%, partially offset by currency effects which increased sales by 0.8%. Organic growth in products for electronics test and inspection and surface treatment end markets, along with general fluid management markets, was offset by softness in demand for automated dispensing equipment in selected mobile device and other niche electronic end markets. Within this segment, sales volume increased in the United States and Europe and was offset by softness in other regions.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2014 were $57,879, an increase of 3.9% over the three months ended April 30, 2013. Sales volume growth of 4.3% was partially offset by unfavorable currency effects that reduced sales by 0.4%. Sales growth in our consumer durable and industrial, food and beverage, and UV end markets was offset by softness in our large dollar systems supporting automotive OEMs. Sales volume increased in all regions except for the Americas as compared to the same period a year ago.

Sales outside the United States accounted for 69.9% of sales in the three months ended April 30, 2014 and 70.0% of sales in the three months ended April 30, 2013. On a geographic basis, sales in the United States increased 9.5% for the three months ended April 30, 2014 compared to the same period of 2013. This increase in sales volume consisted of 8.4% organic growth and 1.1% from acquisitions. Sales in the Americas region were down 13.8%, with volume decreasing 9.7% and unfavorable currency effects reducing sales by 4.1%. The sales volume decline consisted of 10.1% organic volume, partially offset by 0.4% from acquisitions. Sales in Europe increased 23.0%, consisting of a volume increase of 18.5% and favorable currency effects that increased sales by 4.5%. This increase in sales volume consisted of 4.7% organic growth and 13.8% from acquisitions. Sales in Japan for the three months ended April 30, 2014 were down 8.6% from the comparable period of the prior year, which consisted of volume decreases of 2.4% and unfavorable changes in the Japanese Yen that reduced sales by 6.2%. The sales volume decrease consisted of a 4.0% decline in organic volume that was partially offset by 1.6% growth from acquisitions. Sales in the Asia Pacific region were up 9.3%, consisting of a 10.0% volume increase partially offset by unfavorable currency effects of 0.7%. This increase in sales volume consisted of 6.3% organic volume growth and 3.7% growth from acquisitions.

Worldwide sales for the six months ended April 30, 2014 were $776,881, an increase of $47,738, or 6.5%, over sales of $729,143 for the comparable period of 2013. Sales volume increased 7.0%, consisting of organic growth of 1.4% and 5.6% from acquisitions. Unfavorable currency effects reduced sales by 0.5%.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2014 were $441,425, an increase of $61,667, or 16.2%, over the comparable period of 2013. Sales volume increased 17.1%, consisting of 6.4% organic growth and 10.7% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 0.9%. Organic sales growth was driven by continued demand in the rigid packaging, disposable hygiene, general product assembly and polymer processing end markets. Sales volume, inclusive of acquisitions, increased in all geographic regions with the exception of Japan which was flat.

Nordson Corporation

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2014 were $225,169 compared to $238,710 in the comparable period of 2013, a decrease of $13,541, or 5.7%. Sales volume decreased 6.0%, and favorable currency effects increased sales by 0.3%. Within the segment, sales volume increased in the United States and Europe. Lower demand for automated dispensing equipment in selected mobile electronic device end markets was offset by growth in products for electronics test and inspection and surface treatment markets, along with general fluid management markets.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2014 were $110,287, a decrease of $388, or 0.4% compared to the same period of 2013. Sales volume increased 0.4%, and was offset by unfavorable currency effects of 0.8%. Sales volume increased in the United States and Europe regions, and was offset by softness in other regions. Sales growth in powder and liquid coating product lines for consumer and industrial durable goods end markets was offset by softness in our large dollar systems supporting automotive OEMs.

Sales outside the United States accounted for 69.0% of sales in the six months ended April 30, 2014 and 2013. On a geographic basis, sales in the United States increased 6.7% for the six months ended April 30, 2014 compared to the six months ended April 30, 2013. This increase in sales volume consisted of 5.5% organic growth and 1.2% from acquisitions. Sales in the Americas region were down 8.5% for the six months ended April 30, 2014. Sales volume decreased 4.6%, and unfavorable currency effects reduced sales by 3.9%. This decrease in sales volume consisted of a 4.9% decrease in organic volume, offset by 0.3% increase from acquisitions. Sales in Europe increased 23.1%, consisting of a volume increase of 19.6% and favorable currency effects of 3.5%. This increase in sales volume consisted of 6.3% organic growth and 13.3% from acquisitions. Sales in Japan for the six months ended April 30, 2014 decreased 18.0% from the comparable period of the prior year, consisting of lower volume of 7.6%, and unfavorable changes in the Japanese Yen of 10.4%. This sales volume decrease consisted of a 9.9% decline in organic volume, offset by 2.3% from acquisitions. Sales in the Asia Pacific region increased 3.1%, consisting of 3.6% volume, offset by unfavorable currency effects of 0.5%. This increase in sales volume consisted of 5.8% from acquisitions offset by lower organic volume of 2.2%.

Operating Profit

Cost of sales for the three months ended April 30, 2014 were $181,909, up from $165,162 in 2013. Cost of sales for the six months ended April 30, 2014 were $346,547, up from $314,976 in 2013.

The gross profit percentage was 56.4% for the three months ended April 30, 2014 and 55.4% for the six months ended April 30, 2014, as compared to 56.8% for the three and six months ended April 30, 2013. The decrease was caused by the dilutive effect of our fourth quarter 2013 Kreyenborg acquisition and the short-term purchase price accounting valuation adjustment associated with acquired inventory which impacted the six-month percentage. In addition, the combination of product mix and less absorption as a result of lower sales volume in the Advanced Technology segment also impacted total company gross margin.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended April 30, 2014 were $142,718, an increase of 5.9% as compared to $134,736 for the comparable period of 2013. Selling and administrative expenses for the six months ended April 30, 2014 were $283,641, an increase of 4.9% as compared to $270,401 for the comparable period of 2013. The increases were primarily a result of the first-year effect of 2013 acquisitions, as well as higher compensation expenses related to increased employment levels worldwide.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended April 30, 2014 as a percent of sales were reduced to 34.2%, as compared to 35.3% for the comparable period of 2013. For the six months ended April 30, 2014, these expenses as a percent of sales were reduced to 36.5% from 37.1% for the same period of 2013.

During the three and six months ended April 30, 2014, we recognized severance costs of $699 in the Adhesive Dispensing Systems segment and $579 in the Advanced Technology Systems segment. These costs were associated with continuous improvement and global optimization efforts.

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

Nordson Corporation

Operating profit as a percentage of sales was 22.2% for the three months ended April 30, 2014, up from 21.5% for the comparable period of 2013. This increase was primarily due to the leverage of higher sales volume. Operating profit as a percentage of sales was 18.9% for the six months ended April 30, 2014, down from 19.7% for the comparable period of 2013. This change was primarily due to lower gross margins traced to product mix and the short-term purchase price accounting adjustment associated with acquired inventory.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales increased to 27.0% for the three months ended April 30, 2014 from 26.1% in 2013 and to 25.1% for the six months ended April 30, 2014 from 25.0% for the comparable period of 2013. The increases were primarily due to the leverage of higher sales volume.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended April 30, 2014 decreased to 24.2% from 25.5% for the three months ended April 30, 2013. For the six months ended April 30, 2014, operating profit as a percent of sales was 18.3%, down from 22.6% last year. The decreases were primarily due to lower sales volume.

For the Industrial Coating Systems segment, operating profit as a percent of sales was 16.1% for the three months ended April 30, 2014, up from 14.6% for the three months ended April 30, 2013. The increase was primarily due to higher sales volume. For the six months ended April 30, 2014, operating profit was 13.0% of sales, compared 13.8% in the same period of 2013. The decrease was primarily due to lower sales volume and product mix in the first quarter.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2014 was $3,532, down from $3,612 for the three months ended April 30, 2013. Interest expense for the six months ended April 30, 2014 was $7,107, down from $7,692 for the six months ended April 30, 2013. These reductions were due primarily to lower interest rates.

Other expense was $406 for the three months ended April 30, 2014, compared to $565 in the comparable period of the prior year. Included in those amounts were foreign exchange losses of $232 in 2014 and $1,032 in 2013. Other expense for the six months ended April 30, 2014 was $615, compared to $1,765 for the six months ended April 30, 2013. Included in those amounts were foreign exchange losses of $148 in 2014 and $2,547 in 2013.

Income Taxes

The effective tax rate for the three- and six-month periods ending April 30, 2014 was 30.5%, compared to 30.1% and 28.2% for the three- and six-month periods ending April 30, 2013, respectively. The increases in the effective tax rates compared to the prior year were due to the expiration of the Federal R&D Tax Credit on December 31, 2013 and certain discrete tax items recorded in 2013.

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

Net Income

Net income for the three months ended April 30, 2014 was $61,934, or $0.96 per share on a diluted basis, compared to $54,605, or $0.84 per share on a diluted basis in the same period of 2013. This represented a 13.4% increase in net income and a 14.3% increase in earnings per share. For the six months ended April 30, 2014, net income was $96,814, or $1.50 per share on a diluted basis, compared to $96,616, or $1.49 per share for the six months ended April 30, 2013. This represented a 0.2% increase in net income and a 0.7% increase in earnings per share. The percentage increase in earnings per share is more than the percentage increase in net income due to a lower number of shares outstanding in the current year as result of share repurchases.

Nordson Corporation

Foreign Currency Effects

In the aggregate, average exchange rates for 2014 used to translate international sales and operating results into U.S. dollars compared unfavorably with average exchange rates existing during 2013. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2014 were translated at exchange rates in effect during the same period of 2013, sales would have been approximately $393 lower while third-party costs and expenses would have been approximately $912 lower. If transactions for the six months ended April 30, 2014 were translated at exchange rates in effect during the same period of 2013, sales would have been approximately $3,580 higher and third party costs would have been approximately $227 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2014, cash and cash equivalents increased $7,357. Cash provided by operations during this period was $102,189, compared to $102,629 for the six months ended April 30, 2013. Cash of $136,349 for the six months ended April 30, 2014 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment) as compared to $133,228 in the same period of the prior year. Changes in operating assets and liabilities, including the tax benefit from the exercise of stock options, used $34,160 of cash in the first six months of 2014, compared to $30,599 in the first six months of 2013.

Cash used in investing activities was $16,395 for the six months ended April 30, 2014, compared to $25,754 in the comparable period of the prior year. Current year capital expenditures were $16,494, down from $23,714 in 2013. Current year capital expenditures were focused on production machinery and continued investment in our information systems platform. For the six months ended April 30, 2013, cash of $1,231 was used for the acquisition of certain assets of Kodama Chemical Industry Co. Ltd., a licensed distributor of our EDI business in Japan, and cash of $1,116 was used for an equity investment.

Cash used in financing activities was $78,061 for the six months ended April 30, 2014, compared to $57,068 for the six months ended April 30, 2013. In the current year, cash of $58,068 was used for the repurchase of common shares, and cash of $23,104 was used for dividend payments. Cash of $3,499 was provided by the issuance of common stock related to stock option exercises, and cash of $903 was provided by net short-term and long-term borrowings.

The following is a summary of significant changes in balance sheet captions from the end of fiscal 2013 to April 30, 2014:

Receivables increased $18,684 due to higher sales in the second quarter of 2014 as compared to the fourth quarter of 2013. Inventories increased $8,037 due to the higher level of business activity expected in the third quarter of 2014 as compared to the first quarter. Prepaid expenses increased $4,437 primarily due to annual insurance payments made in the first half of the year. Property, plant and equipment – net increased $5,861 primarily due to capital expenditures and a capital lease for a new facility in Japan, and was partially offset by depreciation. The decrease of $10,521 in intangible assets – net was due to amortization and translation effects.

The increase of $4,775 in notes payable for the six months ended April 30, 2014 was due to borrowings in China to fund expansion in China. The increase of $8,759 in income taxes payable was primarily due to the timing of required tax payments. The $7,203 decrease in accrued liabilities was primarily due to payments of annual incentive compensation in the first half of the year. The decrease of $6,480 in long-term pension obligations was primarily due to scheduled contributions to our domestic plans. The increase of $4,953 in other long-term liabilities was primarily due to a capital lease for the Japanese facility referred to above.

The board of directors approved a repurchase program of up to $200,000 in August 2013. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the six months ended April 30, 2014, 779 shares were repurchased under this program for a total amount of $55,357, or $71.09 per share.

Nordson Corporation

Contractual Obligations

We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in December 2016 and may be increased to $750,000 under certain conditions. At April 30, 2014, $269,255 was outstanding under this facility, compared to $254,000 outstanding at October 31, 2013. The weighted average interest rate for borrowings under this facility was 1.09% at April 30, 2014. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all debt covenants at April 30, 2014, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC in 2011, and the amount of the facility was increased from $150,000 to $175,000 in 2013. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At April 30, 2014 and October 31, 2013, $63,889 was outstanding under this facility at a fixed rate of 2.21% per annum. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at April 30, 2014, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%. We were in compliance with all covenants at April 30, 2014.

In 2013, we entered into a € 100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. At April 30, 2014, there was € 81,000 ($112,328) outstanding under this agreement, compared to € 95,000 ($129,058) outstanding at October 31, 2013. The weighted-average interest rate was 1.20% at April 30, 2014. We were in compliance with all covenants at April 30, 2014.

In addition, we have notes payable which our subsidiaries use for short-term financing needs.

Outlook

We continue to move forward with caution regarding expectations for the balance of fiscal 2014, given slowing growth in emerging markets and economists’ expectations for global GDP indicating a low-growth macroeconomic environment. Though the near-term global macroeconomic outlook remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies. Our cash and available borrowing capacity will enable us to make other strategic investments.

For the third quarter of 2014, sales are expected to be in the range of $439,000 to $455,000, an increase of 9% to 13% as compared to the third quarter a year ago. This outlook is inclusive of organic volume growth of 3% to 7% and currency translation effects of 1% based on the current exchange rate environment. Diluted earnings per share are expected to be in the range of $1.06 to $1.16.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our annual report on Form 10-K for the year ended October 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our annual report on Form 10-K for the year ended October 31, 2013. The information disclosed has not changed materially in the interim period since then.

Nordson Corporation

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2014. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2014 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. Our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $668 at April 30, 2014 and October 31, 2013. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our annual report on Form 10-K filed for the year ended October 31, 2013. The information disclosed has not changed materially in 2014.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2014:

(In thousands, except for per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 to February 28, 2014	182	$69.24	182	$181,403
March 1, 2014 to March 31, 2014	267	$71.70	266	$162,332
April 1, 2014 to April 30, 2014	303	$71.78	302	$140,674

Total	752		750

(1)	In August 2013 the board of directors approved a repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

ITEM 6.	EXHIBITS

Exhibit Number:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2014 and April 30, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2014 and April 30, 2013, (iii) the Condensed Consolidated Balance Sheets at April 30, 2014 and October 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and April 30, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2014	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)