Form 10-Q
period 2014-07-31
NORDSON CORP
filed 2014-09-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of August 26, 2014: 63,096,577

Nordson Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
(In thousands, except for per share data)
Sales	$458,550	$402,960	$1,235,431	$1,132,103
Operating costs and expenses:
Cost of sales	201,039	177,877	547,586	492,853
Selling and administrative expenses	143,056	131,867	426,697	402,268

	344,095	309,744	974,283	895,121

Operating profit	114,455	93,216	261,148	236,982
Other income (expense):
Interest expense	(3,810)	(3,353)	(10,917)	(11,045)
Interest and investment income	137	112	466	304
Other—net	(236)	2,699	(851)	934

	(3,909)	(542)	(11,302)	(9,807)

Income before income taxes	110,546	92,674	249,846	227,175
Income taxes	32,667	27,250	75,153	65,135

Net income	$77,879	$65,424	$174,693	$162,040

Average common shares	63,482	64,137	63,888	64,242
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	659	717	631	681

Average common shares and common share equivalents	64,141	64,854	64,519	64,923

Basic earnings per share	$1.23	$1.02	$2.73	$2.52

Diluted earnings per share	$1.21	$1.01	$2.71	$2.50

Dividends declared per share	$0.18	$0.15	$0.54	$0.45

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
(In thousands)
Net income	$77,879	$65,424	$174,693	$162,040
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,769)	(5,133)	(3,517)	(9,716)
Amortization of prior service cost and net actuarial losses	1,722	2,687	5,180	8,213

Total other comprehensive income (loss)	(3,047)	(2,446)	1,663	(1,503)

Total comprehensive income	$74,832	$62,978	$176,356	$160,537

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2014	October 31, 2013
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,223	$42,375
Receivables - net	358,189	308,707
Inventories - net	210,352	198,401
Deferred income taxes	29,830	29,354
Prepaid expenses	28,197	21,733

Total current assets	679,791	600,570
Property, plant and equipment - net	209,285	200,979
Goodwill	937,139	939,211
Intangible assets - net	250,083	269,073
Other assets	33,147	32,456

	$2,109,445	$2,042,289

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$9,405	$3,604
Accounts payable	66,266	62,123
Income taxes payable	29,961	14,522
Accrued liabilities	112,205	110,528
Customer advanced payments	25,992	28,341
Current maturities of long-term debt	10,755	10,832
Current obligations under capital leases	5,473	5,521

Total current liabilities	260,057	235,471
Long-term debt	612,358	638,158
Deferred income taxes	82,344	79,977
Pension obligations	93,111	103,754
Postretirement obligations	61,494	59,794
Other long-term liabilities	41,306	37,272
Shareholders’ equity:
Common shares	12,253	12,253
Capital in excess of stated value	322,451	304,549
Retained earnings	1,502,752	1,362,584
Accumulated other comprehensive loss	(55,717)	(57,380)
Common shares in treasury, at cost	(822,964)	(734,143)

Total shareholders’ equity	958,775	887,863

	$2,109,445	$2,042,289

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Nine Months Ended	July 31, 2014	July 31, 2013
(In thousands)
Cash flows from operating activities:
Net income	$174,693	$162,040
Depreciation and amortization	43,839	39,555
Non-cash stock compensation	13,494	8,779
Deferred income taxes	(709)	4,186
Other non-cash expense	328	1,626
Loss on sale of property, plant and equipment	194	(1,886)
Tax benefit from the exercise of stock options	(4,127)	(3,192)
Changes in operating assets and liabilities	(44,754)	(16,524)

Net cash provided by operating activities	182,958	194,584
Cash flows from investing activities:
Additions to property, plant and equipment	(27,936)	(34,569)
Proceeds from sale of property, plant and equipment	278	3,760
Acquisition of business	—	(1,231)
Investment in equity affiliate	(854)	(1,116)
Proceeds from sale of marketable securities	—	277

Net cash used in investing activities	(28,512)	(32,879)
Cash flows from financing activities:
Proceeds from short-term borrowings	8,673	5,033
Repayment of short-term borrowings	(2,778)	(50,000)
Proceeds from long-term debt	49,272	118,925
Repayment of long-term debt	(74,030)	(148,734)
Repayment of capital lease obligations	(4,629)	(3,995)
Issuance of common shares	5,870	5,124
Purchase of treasury shares	(94,410)	(28,831)
Tax benefit from the exercise of stock options	4,127	3,192
Dividends paid	(34,525)	(28,930)

Net cash used in financing activities	(142,430)	(128,216)
Effect of exchange rate changes on cash	(1,168)	640

Increase in cash and cash equivalents	10,848	34,129
Cash and cash equivalents:
Beginning of year	42,375	41,239

End of quarter	$53,223	$75,368

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2014

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

Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2013.

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

Earnings per share. Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended July 31, 2014, the number of options excluded from the calculation of diluted earnings per share was 92. For the three months ended July 31, 2014, and the three and nine months ended July 31, 2013, no options were excluded from the calculations of diluted earnings per share. Under the Long-Term Incentive Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

Nordson Corporation

2.	Recently issued accounting standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of 2015, with early adoption permitted. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued a new standard regarding revenue recognition. Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. It will be effective for us beginning in 2018, with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements.

3.	Inventories

At July 31, 2014 and October 31, 2013, inventories consisted of the following:

	July 31, 2014	October 31, 2013
Raw materials and component parts	$84,212	$81,943
Work-in-process	33,987	34,756
Finished goods	129,029	115,078

	247,228	231,777
Obsolescence and other reserves	(29,452)	(26,579)
LIFO reserve	(7,424)	(6,797)

	$210,352	$198,401

Nordson Corporation

4.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the nine months ended July 31, 2014 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2013	$407,269	$507,884	$24,058	$939,211
Currency effect	(1,941)	(131)	—	(2,072)

Balance at July 31, 2014	$405,328	$507,753	$24,058	$937,139

Accumulated impairment losses, which were recorded in 2009, were $232,789 at July 31, 2014 and October 31, 2013. Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,219	$38,834	$132,385
Patent/technology costs	85,920	26,055	59,865
Trade name	67,957	11,053	56,904
Non-compete agreements	8,371	7,616	755
Other	1,391	1,217	174

Total	$334,858	$84,775	$250,083

	October 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,489	$28,872	$142,617
Patent/technology costs	85,414	21,145	64,269
Trade name	67,865	7,856	60,009
Non-compete agreements	9,965	8,091	1,874
Other	1,400	1,096	304

Total	$336,133	$67,060	$269,073

Amortization expense for the three months ended July 31, 2014 and 2013 was $6,150 and $5,550, respectively. Amortization expense for the nine months ended July 31, 2014 and 2013 was $18,790 and $17,034, respectively.

Nordson Corporation

5.	Pension and other postretirement plans

The components of net periodic pension cost for the three and nine months ended July 31, 2014 and July 31, 2013 were:

	U.S.		International
Three months ended	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Service cost	$2,018	$2,070	$691	$516
Interest cost	3,480	3,057	783	709
Expected return on plan assets	(4,324)	(3,737)	(430)	(373)
Amortization of prior service cost (credit)	59	38	(20)	(19)
Amortization of net actuarial loss	1,985	3,431	384	347

Total benefit cost	$3,218	$4,859	$1,408	$1,180

	U.S.		International
Nine months ended	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Service cost	$6,053	$6,692	$2,102	$1,586
Interest cost	10,441	9,235	2,392	2,147
Expected return on plan assets	(12,972)	(11,401)	(1,309)	(1,133)
Amortization of prior service cost (credit)	177	117	(59)	(62)
Amortization of net actuarial loss	5,955	10,496	1,170	1,049

Total benefit cost	$9,654	$15,139	$4,296	$3,587

The components of other postretirement benefit cost for the three and nine months ended July 31, 2014 and July 31, 2013 were:

	U.S.		International
Three months ended	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Service cost	$259	$187	$7	$8
Interest cost	766	592	9	10
Amortization of prior service credit	(112)	(118)	—	—
Amortization of net actuarial (gain) loss	358	477	(3)	(1)

Total benefit cost	$1,271	$1,138	$13	$17

	U.S.		International
Nine months ended	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Service cost	$778	$859	$22	$26
Interest cost	2,297	1,948	28	29
Amortization of prior service credit	(337)	(355)	—	—
Amortization of net actuarial (gain) loss	1,076	1,584	(10)	(3)

Total benefit cost	$3,814	$4,036	$40	$52

Nordson Corporation

6.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine-month periods ended July 31, 2014 were 29.5% and 30.1%, respectively. The effective tax rates for the three and nine-month periods ended July 31, 2013 were 29.4% and 28.7%, respectively.

During the three months ending July 31, 2014, we recorded an adjustment related to our 2013 tax provision that reduced income taxes by $550. Additionally, we recorded a tax benefit of $500 related to an adjustment to deferred taxes resulting from a state income tax rate reduction.

During the three months ending July 31, 2013, we recorded an adjustment related to our 2012 tax provision that reduced income taxes by $430. Additionally, we recorded a tax benefit of $215 related to an adjustment to deferred taxes resulting from a tax rate reduction in the United Kingdom.

During the nine months ending July 31, 2013, we recorded a favorable adjustment to unrecognized tax benefits of $900 primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal R&D Tax Credit from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, the Company’s income tax provision for the nine months ending July 31, 2013 includes a discrete tax benefit of $1,700 related to 2012.

7.	Accumulated other comprehensive loss

Accumulated other comprehensive loss at July 31, 2014 and October 31, 2013 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2013	$26,699	$(84,079)	$(57,380)
Reclassification adjustments, net of tax of $(2,813)	—	5,180	5,180
Current period charge	(3,517)	—	(3,517)

Balance at July 31, 2014	$23,182	$(78,899)	$(55,717)

For the three months ended July 31, 2014, reclassification adjustments out of accumulated other comprehensive loss affecting net income were $1,722 (net of tax of $936) and related to pension and postretirement adjustments.

8.	Stock-based compensation

During the 2013 Annual Meeting of Shareholders on February 26, 2013, our shareholders approved the 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, performance shares, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. A maximum of 2,900 common shares is available for grant under the Plan.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. For grants made prior to November 2012, vesting would cease upon retirement, death and disability, and unvested shares would be forfeited. For grants made in or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $2,358 and $1,244 in the three months ended July 31, 2014 and 2013, respectively. Corresponding amounts for the nine months ended July 31, 2014 and 2013 were $8,202 and $3,647, respectively. Most of the increases were related to accelerated amortization of the cost of options.

Nordson Corporation

The following table summarizes activity related to stock options for the nine months ended July 31, 2014:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2013	1,749	$34.63
Granted	277	$71.75
Exercised	(251)	$23.41
Forfeited or expired	(22)	$50.58

Outstanding at July 31, 2014	1,753	$41.92	$58,295	6.2 years

Vested or expected to vest at July 31, 2014	1,737	$41.68	$58,160	6.2 years
Exercisable at July 31, 2014	1,018	$30.07	$45,904	4.8 years

At July 31, 2014, there was $8,818 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2014	July 31, 2013
Expected volatility	40.1%-44.7%	45.3%-46.9%
Expected dividend yield	0.98%-1.03%	0.97%-1.01%
Risk-free interest rate	1.51%-1.79%	0.75%-0.90%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2014 and 2013 was $27.92 and $24.12, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2014 and 2013 was $7,330 and $2,235, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2014 and 2013 was $13,291 and $10,590, respectively.

Cash received from the exercise of stock options for the nine months ended July 31, 2014 and 2013 was $5,870 and $5,124, respectively. The tax benefit realized from tax deductions from exercises for the nine months ended July 31, 2014 and 2013 was $4,127 and $3,192, respectively.

Nordson Corporation

Restricted Shares and Restricted Share Units

We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares vest on a pro-rata basis. In the event of termination of employment due to retirement at normal retirement age, restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will terminate and the shares will vest and be transferable. Restrictions lapse in the event of a recipient’s disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

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

The following table summarizes activity related to restricted shares during the nine months ended July 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2013	82	$52.67
Granted	23	$71.89
Vested	(38)	$47.77

Restricted shares at July 31, 2014	67	$62.10

As of July 31, 2014 there was $2,069 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.8 years. The amount charged to expense related to restricted shares was $458 and $752 in the three months ended July 31, 2014 and 2013, respectively. These amounts included common share dividends for the three months ended July 31, 2014 and 2013 of $12 and $14, respectively. For the nine months ended July 31, 2014 and 2013, the amounts charged to expense related to restricted shares were $1,353 and $1,888, respectively. These amounts included common share dividends for the nine months ended July 31, 2014 and 2013 of $37 and $42, respectively.

The following table summarizes activity related to restricted share units during the nine months ended July 31, 2014:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2013	12	$51.79
Granted	12	$71.82
Vested	(6)	$43.73

Restricted share units at July 31, 2014	18	$68.71

As of July 31, 2014, there was $220 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.3 years. The amount charged to expense related to restricted share units during the three months ended July 31, 2014 and 2013 was $222 and $262, respectively. For the nine months ended July 31, 2014 and 2013, the amounts were $667 and $480, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2013	148	$23.22
Restricted stock units vested	6	$43.73
Dividend equivalents	1	$75.23
Distributions	(43)	$18.81

Outstanding at July 31, 2014	112	$26.60

The amount charged to expense related to director deferred compensation for the three months ended July 31, 2014 and 2013 was $23 and $43, respectively. For the nine months ended July 31, 2014 and 2013, the corresponding amounts were $75 and $152, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. This value was $69.25 per share for 2014, $59.59 per share for 2013 and $42.12 per share for 2012. During the three months ended July 31, 2014 and 2013, $699 and $334, respectively, was charged to expense. For the nine months ended July 31, 2014 and 2013, the corresponding amounts were $3,144 and $2,601, respectively. The cumulative amount recorded in shareholders’ equity at July 31, 2014 was $6,410.

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and annual cash incentive compensation and for executive officers, up to 90% of their share-based long-term incentive compensation plan payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2014 and 2013 was $32 and $21, respectively. For the nine months ended July 31, 2014 and 2013, the amounts were $90 and $53, respectively.

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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2014 and 2013:

	July 31, 2014	July 31, 2013
Beginning balance at October 31	$9,409	$8,929
Accruals for warranties	7,054	5,609
Warranty payments	(6,744)	(5,964)
Currency effect	(35)	(44)

Ending balance	$9,684	$8,530

10.	Operating segments

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

Nordson Corporation

The following table presents sales and operating profits of our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate	Total
Three months ended July 31, 2014
Net external sales	$226,762		$174,636		$57,152	$—	$458,550
Operating profit (loss)	60,806		56,444		7,471	(10,266)	114,455
Three months ended July 31, 2013
Net external sales	$195,992		$150,280		$56,688	$—	$402,960
Operating profit (loss)	50,998	(a)	42,465	(b)	7,585	(7,832)	93,216
Nine months ended July 31, 2014
Net external sales	$668,187		$399,805		$167,439	$—	$1,235,431
Operating profit (loss)	171,425	(c)	97,664	(d)	21,762	(29,703)	261,148
Nine months ended July 31, 2013
Net external sales	$575,750		$388,990		$167,363	$—	$1,132,103
Operating profit (loss)	146,011	(a)	96,310	(b)	22,896	(28,235)	236,982

(a)	Includes $58 and $315 of severance and restructuring costs in the three and nine months ended July 31, 2013, respectively.
(b)	Includes $265 and $712 of severance and restructuring costs in the three and nine months ended July 31, 2013, respectively.
(c)	Includes $699 of severance and restructuring costs in the nine months ended July 31, 2014.
(d)	Includes $579 of severance and restructuring costs in the nine months ended July 31, 2014.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Total profit for reportable segments	$114,455	$93,216	$261,148	$236,982
Interest expense	(3,810)	(3,353)	(10,917)	(11,045)
Interest and investment income	137	112	466	304
Other-net	(236)	2,699	(851)	934

Income before income taxes	$110,546	$92,674	$249,846	$227,175

We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
United States	$119,705	$115,809	$360,904	$341,926
Americas	31,296	28,017	89,705	91,851
Europe	126,639	103,877	365,172	297,708
Japan	34,593	26,704	89,727	93,914
Asia Pacific	146,317	128,553	329,923	306,704

Total net external sales	$458,550	$402,960	$1,235,431	$1,132,103

Nordson Corporation

11.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at July 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Rabbi trust (a)	$13,550	$—	$13,550	$—
Foreign currency forward contracts (b)	3,688	—	3,688	—

Total assets at fair value	$17,238	$—	$17,238	$—

Liabilities:
Deferred compensation plans (c)	$8,494	$8,494	$—	$—
Foreign currency forward contracts (b)	3,966	—	3,966	—

Total liabilities at fair value	$12,460	$8,494	$3,966	$—

(a)	We maintain a rabbi trust that serves as an investment to shadow our deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which we recognize income or expense based upon changes in cash surrender value.
(b)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign currency forward contracts are valued using market exchange rates. These contracts are not designated as hedging instruments.
(c)	Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their share-based long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

12.	Financial instruments

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

Nordson Corporation

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position. For the three months ended July 31, 2014, we recognized losses of $285 on foreign currency forward contracts and gains of $267 from the change in fair value of balance sheet positions. For the three months ended July 31, 2013, we recognized losses of $1,313 on foreign currency forward contracts and gains of $1,402 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2014, we recognized losses of $2,614 on foreign currency forward contracts and gains of $2,448 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2013, we recognized losses of $1,887 on foreign currency forward contracts and losses of $571 from the change in fair value of balance sheet positions.

We had the following outstanding foreign currency forward contracts at July 31, 2014:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$379,824	$374,283	$338,853	$334,180
British pound	51,386	52,049	68,286	68,078
Japanese yen	15,667	15,477	9,161	9,068
Australian dollar	468	465	9,018	9,024
Hong Kong dollar	53,195	53,202	111,493	111,508
Singapore dollar	—	—	10,447	10,454
Others	4,330	4,263	26,626	26,162

Total	$504,870	$499,739	$573,884	$568,474

The carrying amounts and fair values of financial instruments at July 31, 2014, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$53,223	$53,223
Notes payable	9,405	9,405
Long-term debt, including current maturities	623,113	624,973
Foreign currency forward contracts (net)	(278)	(278)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2014 and October 31, 2013, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $615 and $668, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

14.	Subsequent events

On August 6, 2014, we entered into a $100,000 unsecured credit facility with PNC Bank, National Association. This facility has a 364-day term and contains events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios that are consistent with our existing revolving credit facility.

On August 8, 2014, we completed the acquisition of 100% of Avalon Laboratories Holding Corp (“Avalon”). Avalon, a leading designer and manufacturer of highly specialized catheters and medical tubing products for cardiology, pulminology and related applications, compliments our existing lines of highly engineered, single-use plastic components for fluid management in medical applications. Avalon will operate as part of our Advanced Technology Systems segment. We acquired Avalon on a cash-free and debt-free basis for an aggregate purchase price of $180,000, subject to certain adjustments. We financed the acquisition with borrowings under our credit facility with PNC Bank, National Association referred to above and with borrowings under our existing revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide. We engineer, manufacture and market differentiated products and systems used for precision dispensing of adhesives, coatings, sealants, biomaterials, fluids and other materials, plastic extrusion and injection molding, electronics testing and inspecting, and surface preparation. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, construction, and general product assembly and finishing. We have approximately 5,800 employees and direct operations in more than 30 countries.

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

Nordson Corporation

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our annual report on Form 10-K for the year ended October 31, 2013. There have been no significant changes in critical accounting policies, management estimates or significant accounting policies since the year ended  October 31, 2013.

Results of Operations

Sales

Worldwide sales for the three months ended July 31, 2014 were $458,550, an increase of $55,590, or 13.8%, from sales of $402,960 for the comparable period of 2013. Sales volume increased 12.8%, consisting of organic growth of 7.9% and 4.9% from acquisitions. Favorable currency effects increased sales by 1.0%.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2014 were $226,762, an increase of 15.7% from the comparable period of 2013. Sales volume increased 14.7%, consisting of 4.6% organic volume and 10.1% from the first-year effect of the Kreyenborg acquisition. Favorable currency effects increased sales by 1.0%. Organic growth was driven by our disposable hygiene, rigid packaging, and polymer processing end markets. Sales volume, inclusive of acquisitions, increased in all geographic regions.

Sales of the Advanced Technology Systems segment for the three months ended July 31, 2014 were $174,636, a 16.2% increase compared to $150,280 for the three months ended July 31, 2013. Sales volume was higher by 15.0%, and favorable currency effects increased sales by 1.2%. Strong growth in all product lines was led by demand for our automated dispensing equipment related to electronic mobile device assembly end markets, along with higher demand for our electronic test and inspection equipment, semi-automated dispensing systems and single-use fluid management components related to medical and industrial end markets. Within this segment, sales volume increased in the Americas, Japan and Asia Pacific regions, and was offset by softness in the United States and Europe.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2014 were $57,152, an increase of 0.8% over the three months ended July 31, 2013. Sales volume increased 0.3% and favorable currency effects increased sales by 0.5%. Sales growth in our cold material dispensing equipment for automotive and industrial end markets was offset by softness in select consumer durable goods end markets. Sales volume increased in the United States and Europe, and was offset by softness in other regions.

Sales outside the United States accounted for 73.9% of sales in the three months ended July 31, 2014 and 71.3% of sales in the three months ended July 31, 2013. On a geographic basis, sales in the United States increased 3.4% for the three months ended July 31, 2014 compared to the same period of 2013. This increase in sales volume consisted of 2.4% organic growth and 1.0% from acquisitions. Sales in the Americas region were up 11.7%, with volume increasing 13.5% offset by unfavorable currency effects that reduced sales by 1.8%. The sales volume increase consisted of 13.2% organic volume and 0.3% from acquisitions. Sales in Europe increased 21.9%, consisting of a volume increase of 16.8% and favorable currency effects that increased sales by 5.1%. This increase in sales volume consisted of 0.9% organic growth and 15.9% from acquisitions. Sales in Japan for the three months ended July 31, 2014 were up 29.5% from the comparable period of the prior year, which consisted of volume increases of 32.2%, offset by unfavorable changes in the Japanese Yen that reduced sales by 2.7%. The sales volume increase consisted of higher organic volume of 29.4% and 2.8% growth from acquisitions. Sales in the Asia Pacific region were up 13.8%, consisting of a 13.9% volume increase partially offset by unfavorable currency effects of 0.1%. This increase in sales volume consisted of 13.0% organic volume growth and 0.9% growth from acquisitions.

Worldwide sales for the nine months ended July 31, 2014 were $1,235,431, an increase of $103,328, or 9.1%, over sales of $1,132,103 for the comparable period of 2013. Sales volume increased 9.1%, consisting of organic growth of 3.8% and 5.3% from acquisitions. Currency effects were neutral when compared to the comparable period of 2013.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2014 were $668,187, an increase of $92,437, or 16.1%, over the comparable period of 2013. Sales volume increased 16.4%, consisting of 5.9% organic growth and 10.5% from the first-year effect of acquisitions. Unfavorable currency effects reduced sales by 0.3%. Organic sales growth was driven by continued demand in the rigid packaging, disposable hygiene, general product assembly and polymer processing end markets. Sales volume, inclusive of acquisitions, increased in all geographic regions and was most pronounced in Europe and Asia Pacific.

Nordson Corporation

Sales of the Advanced Technology Systems segment for the nine months ended July 31, 2014 were $399,805 compared to $388,990 in the comparable period of 2013, an increase of $10,815, or 2.8%. Sales volume increased 2.2%, and favorable currency effects increased sales by 0.6%. Within the segment, sales volume increased in all regions, except the Americas. Higher demand for our test and inspection equipment, as well as in general fluid management end markets drove the sales volume increase.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2014 were $167,439, compared to $167,363 for the same period of 2013. Sales volume increased 0.3%, and was offset by unfavorable currency effects of 0.3%. Sales volume increased in the United States and Europe regions, and was offset by softness in other regions. Sales growth in powder, container and liquid coating product lines for consumer and industrial durable goods end markets was offset by softness in our large dollar engineered systems supporting automotive OEMs.

Sales outside the United States accounted for 70.8% of sales in the nine months ended July 31, 2014 and 69.8% of sales for the nine months ended July 31, 2013. On a geographic basis, sales in the United States increased 5.6% for the nine months ended July 31, 2014 compared to the nine months ended July 31, 2013. This increase in sales volume consisted of 4.5% organic growth and 1.1% from acquisitions. Sales in the Americas region were down 2.3% for the nine months ended July 31, 2014. Sales volume increased 0.9%, and was offset by unfavorable currency effects which reduced sales by 3.2%. This increase in sales volume consisted of a 0.6% increase in organic volume, and a 0.3% increase from acquisitions. Sales in Europe increased 22.7%, consisting of a volume increase of 18.7% and favorable currency effects of 4.0%. This increase in sales volume consisted of 4.5% organic growth and 14.2% from acquisitions. Sales in Japan for the nine months ended July 31, 2014 decreased 4.5% from the comparable period of the prior year, consisting of higher volume of 3.7%, offset by unfavorable changes in the Japanese Yen of 8.2%. This sales volume increase consisted of a 1.3% increase in organic volume, and a 2.4% of increase from acquisitions. Sales in the Asia Pacific region increased 7.6%, consisting of 7.9% volume, offset by unfavorable currency effects of 0.3%. This increase in sales volume consisted of 4.1% from higher organic growth and 3.8% from acquisitions.

Operating Profit

Cost of sales for the three months ended July 31, 2014 were $201,039, up from $177,877 in 2013. Cost of sales for the nine months ended July 31, 2014 were $547,586, up from $492,853 in 2013.

The gross profit percentage was 56.2% for the three months ended July 31, 2014, as compared to 55.9% for the three months ended July 31, 2013. This increase is due to more profitable product line mix and favorable currency effects. For the nine months ended July 31, 2014, the gross profit percentage was 55.7%, as compared to 56.5% for the nine months ended July 31, 2013. This decrease was caused by the dilutive effect of our fourth quarter 2013 Kreyenborg acquisition and the short-term purchase price accounting valuation adjustment associated with acquired inventory, a portion of which was recognized in the first quarter of 2014.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended July 31, 2014 were $143,056, an increase of 8.5% as compared to $131,867 for the comparable period of 2013. Selling and administrative expenses for the nine months ended July 31, 2014 were $426,697, an increase of 6.1% as compared to $402,268 for the comparable period of 2013. The increases were primarily a result of the first-year effect of the 2013 Kreyenborg acquisition, as well as higher compensation expenses related to increased employment levels worldwide.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended July 31, 2014 as a percent of sales were reduced to 31.2%, as compared to 32.7% for the comparable period of 2013. For the nine months ended July 31, 2014, these expenses as a percent of sales were reduced to 34.5% from 35.5% for the same period of 2013.

During the nine months ended July 31, 2014, we recognized severance and restructuring costs of $699 in the Adhesive Dispensing Systems segment and $579 in the Advanced Technology Systems segment. These costs were associated with continuous improvement and global optimization efforts.

Nordson Corporation

During the three months ended July 31, 2013, we recognized severance and restructuring costs of $323 which consisted of $265 in the Advanced Technology Systems segment and $58 in the Adhesives Dispensing Systems segment. During the nine months ended July 31, 2013, we recognized severance and restructuring costs of $315 in the Adhesive Dispensing Systems segment and $712 in the Advanced Technology Systems segment. These costs were associated with implementing restructuring initiatives to optimize global operations.

Operating profit as a percentage of sales was 25.0% for the three months ended July 31, 2014, up from 23.1% for the comparable period of 2013. This increase was primarily due to the leverage of higher sales volume. Operating profit as a percentage of sales was 21.1% for the nine months ended July 31, 2014, up from 20.9% for the comparable period of 2013. This increase was primarily due to the leverage of higher sales volume, partially offset by a short-term purchase price accounting valuation adjustment associated with acquired inventory.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales increased to 26.8% for the three months ended July 31, 2014 from 26.0% in 2013 and to 25.7% for the nine months ended July 31, 2014 from 25.4% for the comparable period of 2013. The increases were primarily due to the leverage of higher sales volume and product mix, offset by the dilutive effect of our Kreyenborg acquisition in the fourth quarter of 2013.

For the Advanced Technology Systems segment, operating profit as a percent of sales for the three months ended July 31, 2014 increased to 32.3% from 28.3% for the three months ended July 31, 2013. This increase was primarily due to the leverage of higher sales volume. For the nine months ended July 31, 2014, operating profit as a percent of sales was 24.4%, down from 24.8% for the nine months ended July31, 2013. This decrease was primarily due to overall product mix during the year.

For the Industrial Coating Systems segment, operating profit as a percent of sales was 13.1% for the three months ended July 31, 2014, down from 13.4% for the three months ended July 31, 2013. For the nine months ended July 31, 2014, operating profit was 13.0% of sales, compared to 13.7% in the same period of 2013.

Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2014 was $3,810, up from $3,353 for the three months ended July 31, 2013. This increase is due primarily to higher average debt levels as compared to the same period a year ago. Interest expense for the nine months ended July 31, 2014 was $10,917, down from $11,045 for the nine months ended July 31, 2013. This reduction is due primarily to lower interest rates.

Other expense was $236 for the three months ended July 31, 2014, compared to other income of $2,699 in the comparable period of the prior year. Other expense for the nine months ended July 31, 2014 was $851, compared to other income of $934 for the nine months ended July 31, 2013. Included in the nine-month amounts were foreign exchange losses of $166 in 2014 and $2,458 in 2013. Included in the three- and nine-months ended July 31, 2013 was a gain on sale of real estate in China of $2,106.

Income Taxes

The effective tax rates for the three- and nine-month periods ending July 31, 2014 was 29.5% and 30.1%, respectively, compared to 29.4% and 28.7% for the three- and nine-month periods ending July 31, 2013, respectively. The increases in the effective tax rates compared to the prior year were due to the expiration of the Federal R&D Tax Credit on December 31, 2013 and certain discrete tax items recorded in both years.

During the three months ending July 31, 2014 we recorded an adjustment related to our 2013 tax provision that reduced income taxes by $550. Additionally, we recorded a tax benefit of $500 related an adjustment to deferred taxes resulting from a state income tax rate reduction.

During the three months ending July 31, 2013 we recorded an adjustment related to our 2012 tax provision that reduced income taxes by $430. Additionally, we recorded a tax benefit of $215 related to an adjustment to deferred taxes resulting from a tax rate reduction in the United Kingdom.

Nordson Corporation

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

Net Income

Net income for the three months ended July 31, 2014 was $77,879 or $1.21 per share on a diluted basis, compared to $65,424 or $1.01 per share on a diluted basis in the same period of 2013. This represented a 19.0% increase in net income and a 19.8% increase in earnings per share. For the nine months ended July 31, 2014, net income was $174,693, or $2.71 per share on a diluted basis, compared to $162,040, or $2.50 per share for the nine months ended July 31, 2013. This represented a 7.8% increase in net income and a 8.4% increase in earnings per share. The percentage increase in earnings per share is more than the percentage increase in net income due to a lower number of shares outstanding in the current year as result of share repurchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2014 used to translate international sales and operating results into U.S. dollars compared favorably with average exchange rates existing during 2013. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2014 were translated at exchange rates in effect during the same period of 2013, sales would have been approximately $3,939 lower while third-party costs and expenses would have been approximately $2,232 lower. If transactions for the nine months ended July 31, 2014 were translated at exchange rates in effect during the same period of 2013, sales would have been approximately $359 lower and third party costs would have been approximately $2,005 lower.

Financial Condition

Liquidity and Capital Resources

During the nine months ended July 31, 2014, cash and cash equivalents increased $10,848. Cash provided by operations during this period was $182,958, compared to $194,584 for the nine months ended July 31, 2013. Cash of $231,839 for the nine months ended July 31, 2014 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment) as compared to $214,300 in the same period of the prior year. Changes in operating assets and liabilities, including the tax benefit from the exercise of stock options, used $48,881 of cash in the first nine months of 2014, compared to $19,716 in the first nine months of 2013.

Cash used in investing activities was $28,512 for the nine months ended July 31, 2014, compared to $32,879 in the comparable period of the prior year. Current year capital expenditures were $27,936, down from $34,569 in 2013. Current year capital expenditures were focused on production machinery, continued investments in our information systems platform and on a new facility in Colorado supporting our fluid management product lines. For the nine months ended July 31, 2014, cash of $854 was used for an equity investment. For the nine months ended July 31, 2013, cash of $1,231 was used for the acquisition of certain assets of Kodama Chemical Industry Co. Ltd., a licensed distributor of our EDI business in Japan, and cash of $1,116 was used for an equity investment. Proceeds of $3,760 from the sale of property, plant and equipment in 2013 related primarily to real estate sold in China.

Cash used in financing activities was $142,430 for the nine months ended July 31, 2014, compared to $128,216 for the nine months ended July 31, 2013. In the current year, cash of $94,410 was used for the repurchase of common shares, cash of $34,525 was used for dividend payments, and cash of $18,863 was used for net short-term and long-term repayments. Cash of $5,870 was provided by the issuance of common stock related to stock option exercises,.

Nordson Corporation

The following is a summary of significant changes in balance sheet captions from the end of fiscal 2013 to July 31, 2014:

Receivables increased $49,482 due to higher sales in the third quarter of 2014 as compared to the fourth quarter of 2013. Inventories increased $11,951 due to the higher level of business activity expected in the fourth quarter of 2014 as compared to the first quarter. Prepaid expenses increased $6,464 primarily due to the tax effect on higher intercompany profit in inventory. Property, plant and equipment – net increased $8,306 primarily due to capital expenditures and a capital lease for a new facility in Japan, and was partially offset by depreciation. The decrease of $18,990 in intangible assets – net was due to amortization and translation effects.

The increase of $5,801 in notes payable for the nine months ended July 31, 2014 was due to borrowings in China to fund expansion in China. The increase of $15,439 in income taxes payable was primarily due to the timing of required tax payments. The decrease of $10,643 in long-term pension obligations was primarily due to scheduled contributions to our domestic plans. The increase of $4,034 in other long-term liabilities was primarily due to a capital lease for the Japanese facility referred to above and increases in deferred compensation liabilities.

The board of directors approved a share repurchase program of up to $200,000 in August 2013. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the nine months ended July 31, 2014, 1,249 shares were repurchased under this program for a total amount of $91,611, or $73.35 per share.

Contractual Obligations

We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in December 2016 and may be increased to $750,000 under certain conditions. At July 31, 2014, $265,684 was outstanding under this facility, compared to $254,000 outstanding at October 31, 2013. The weighted average interest rate for borrowings under this facility was 1.09% at July 31, 2014. This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all debt covenants at July 31, 2014, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC in 2011, and the amount of the facility was increased from $150,000 to $175,000 in 2013. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At July 31, 2014 and October 31, 2013, $63,889 was outstanding under this facility at a fixed rate of 2.21% per annum. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. We were in compliance with all covenants at July 31, 2014, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%. We were in compliance with all covenants at July 31, 2014.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. At July 31, 2014, there was €68,500 ($91,725) outstanding under this agreement, compared to € 95,000 ($129,058) outstanding at October 31, 2013. The weighted-average interest rate was 1.15% at July 31, 2014. We were in compliance with all covenants at July 31, 2014.

In addition, we have one note payable at our China subsidiary used for short-term financing needs.

Nordson Corporation

Outlook

Our revenue growth in the previous quarter and expected for the near term is pacing strong in a slow-growing global macroeconomic environment. We move forward with cautious optimism regarding expectations beyond the near-term, given slower growth in emerging markets, economists’ expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world. Though the global macroeconomic outlook remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies. Our cash and available borrowing capacity will enable us to make other strategic investments.

For the fourth quarter of 2014, sales are expected to increase in the range of 10% to 14% as compared to the fourth quarter a year ago. This outlook is inclusive of organic volume growth of 7% to 11% and 3% growth from the first year effect of acquisitions. Currency translation effects are not material based on the current exchange rate environment. Diluted earnings per share are expected to be in the range of $1.07 to $1.17. These projections include the effects of the recently announced acquisition as disclosed in Note 14 to our consolidated financial statements.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2014. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2014 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. Our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $615 and $668 at July 31, 2014 and October 31, 2013, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our annual report on Form 10-K filed for the year ended October 31, 2013. The information disclosed has not changed materially in 2014.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2014:

(In thousands, except for per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2014 to May 31, 2014	178	$74.58	177	$127,430
June 1, 2014 to June 30, 2014	38	$79.76	38	$124,428
July 1, 2014 to July 31, 2014	255	$78.50	255	$104,419

Total	471		470

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting of restricted shares.
(2)	In August 2013 the board of directors approved a repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

ITEM 6.	EXHIBITS

Exhibit Number:

10.1	Agreement and Primary Release of Claims dated June 24, 2014 between Nordson Corporation and Peter G. Lambert.

10.2	Agreement and Plan of Merger by and among Avalon Laboratories Holding Corp., Nordson Medical Corporation, Arriba Merger Corp., American Capital Equity III, LP, as Securityholders’ Representative and, for the limited purposes set forth herein, Nordson Corporation, dated as of August 1, 2014.

10.3	Credit Agreement dated August 6, 2014 by and among Nordson Corporation, PNC Bank National Association and PNC Capital Markets LLC.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2014 and July 31, 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2014 and July 31, 2013, (iii) the Condensed Consolidated Balance Sheets at July 31, 2014 and October 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2014 and July 31, 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

Nordson Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2014	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)