Form 10-K
period 2014-10-31
NORDSON CORP
filed 2014-12-15
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2014 was approximately $4,713,344,000.

There were 62,211,946 Common Shares outstanding as of November 28, 2014.

Documents incorporated by reference:

Portions of the Proxy Statement for the 2015 Annual Meeting — Part III

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

General Description of Business

Nordson engineers, manufactures and markets differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing.

Our strategy for long-term growth is based on solving customers’ needs globally. We are headquartered in Westlake, Ohio, and our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, approximately 70 percent of our revenues were generated outside the United States in 2014.

We have 5,966 employees worldwide. Principal manufacturing facilities are located in the United States, Belgium, the People’s Republic of China, Germany, India, the Netherlands, Thailand and the United Kingdom.

Corporate Purpose and Goals

We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.

Although every quarter may not produce increased sales, net income and earnings per share, or exceed the comparative prior year’s quarter, we do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies, and by leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that serve international growth markets, share our business model characteristics and can leverage our global infrastructure.

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

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales

In accordance with generally accepted accounting standards, we have reported information about our three operating segments, including information about our foreign and domestic operations. This information is contained in Note 15 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Annual Report.

Principal Products and Uses

We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces. Our technology-based systems can be found in manufacturing facilities around the world producing a wide range of goods for consumer durable, consumer non-durable and technology end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

We market our products globally, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials.

The following is a summary of the products and markets served by our operating segments:

1.	Adhesive Dispensing Systems

This segment delivers our proprietary precision dispensing and processing technology to diverse markets for applications that commonly reduce material consumption, increase line efficiency and enhance product strength, durability, brand and appearance.

•

Nonwovens — Dispensing, coating and laminating systems for applying adhesives, lotions, liquids and fibers to disposable products and continuous roll goods. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.

•

Packaging — Automated adhesive dispensing systems used in the rigid packaged goods industries. Key strategic markets include food and beverage packaging, pharmaceutical packaging, and other consumer goods packaging.

•

Polymer Processing — Components and systems used in the thermoplastic melt stream in plastic extrusion, injection molding, compounding, polymerization and recycling processes. Key strategic markets include flexible packaging, electronics, medical, building and construction, transportation and aerospace, and general consumer goods.

•

Product Assembly — Dispensing, coating and laminating systems for the assembly of plastic, metal and wood products, for paper and paperboard converting applications and for the manufacturing of continuous roll goods. Key strategic markets include appliances, automotive components, building and construction materials, electronics, furniture, solar energy, and the manufacturing of bags, sacks, books, envelopes and folding cartons.

2.	Advanced Technology Systems

This segment integrates our proprietary product technologies found in progressive stages of a customer’s production process, such as surface treatment, precisely controlled automated, semi-automated or manual dispensing of material, and post-dispense bond testing and X-ray inspection to ensure quality. Related single-use plastic molded syringes, cartridges, tips, tubing and fluid connection components are used to dispense or control fluids in production processes or within customers’ end products. This segment primarily serves the specific needs of electronics, medical and related high-tech industries.

•

Electronic Systems — Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, micro-electronic mechanical systems (MEMS), and semiconductor packaging.

•

Fluid Management — Precision manual and semi-automated dispensers, highly engineered single-use plastic molded syringes, cartridges and tips, and fluid connection components, tubing and catheters. Products are used for applying and controlling the flow of adhesives, sealants, lubricants, and biomaterials in critical industrial production processes and within medical equipment and related surgical procedures. Key strategic markets include consumer goods, electronics, industrial assembly, solar, and medical.

•

Test and Inspection — Bond testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, MEMS, and semiconductor packaging.

3.	Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials, and for curing and drying of dispensed material. This segment primarily serves the consumer durables market.

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

•

Liquid Finishing — Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products. Key strategic markets include automotive components, agriculture, construction, metal shelving and drums.

•

Powder Coating — Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products. Key strategic markets include agriculture and construction equipment, appliances, automotive components, home and office furniture, lawn and garden equipment, pipe coating, and wood and metal shelving.

Manufacturing and Raw Materials

Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Michigan, Minnesota, New Jersey, North Carolina, Pennsylvania, Rhode Island, Virginia and Wisconsin; as well as in Belgium, the People’s Republic of China, Germany, India, Mexico, the Netherlands, Thailand and the United Kingdom.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2014, we held 534 United States patents and 1,181 foreign patents and had 241 United States patent applications pending and 990 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from November 2014 to July 2039. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Dage, EFD, Micromedics, Value Plastics, and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2014, we had a total of 1,633 trademark registrations in the United States and in various foreign countries.

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2014, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders increased to approximately $223,000 at October 31, 2014 from approximately $211,000 at October 31, 2013. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2014. The increase is primarily due to orders within the Advanced Technology segment, as well as from 2014 acquisitions. All orders in the 2014 year-end backlog are expected to be shipped to customers in 2015.

Government Contracts

Our business neither includes nor depends upon a significant amount of governmental contracts or subcontracts. Therefore, no material part of our business is subject to renegotiation or termination at the option of the government.

Competitive Conditions

Our equipment is sold in competition with a wide variety of alternative bonding, sealing, finishing, coating, processing, testing, inspecting, and fluid control techniques. Potential uses for our equipment include any production processes that require preparation, modification or curing of surfaces; dispensing, application, processing or control of fluids and materials; or testing and inspecting for quality.

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

Research and Development

Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $47,536 in 2014, compared with approximately $47,973 in 2013 and $36,535 in 2012. As a percentage of sales, research and development expenses were approximately 2.8, 3.1 and 2.6 percent in 2014, 2013 and 2012, respectively.

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state and local environmental protection laws during 2014 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2014, we had 5,966 full-time and part-time employees, including 146 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on October 30, 2016 and 64 at our New Castle, Pennsylvania facility who are represented by collective bargaining agreements that expire on August 31, 2017 and September 30, 2017. No work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

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

In 2014, approximately 30 percent of our revenue was derived from domestic customers, while approximately 70 percent was derived from international customers. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, life sciences and medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

A portion of our product sales is attributable to industries and markets, such as the semiconductor, mobile electronics and metal finishing industries, which historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or countries may reduce sales of some of our products. It is not possible to predict accurately the factors that will affect demand for our products in the future.

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

The success of our acquisition strategy is subject to other risks and uncertainties, including:

•	our ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, customers or suppliers of the acquired business;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	adverse effects on existing business relationships with suppliers or customers;

•	the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; and

•	the ability to generate future cash flows or the availability of financing.

In addition, an acquisition could adversely impact our operating performance as a result of the incurrence of acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, the amortization of acquisition-acquired assets, or possible future impairments of goodwill or intangible assets associated with the acquisition.

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

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

The majority of our consolidated revenues in 2014 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act (FCPA), which could have a material adverse effect on our business.

We are subject to compliance with various laws and regulations, including the FCPA and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to foreign officials for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Our employees are trained and required to comply with these laws, and we are committed to legal compliance and corporate ethics. Violations of these laws could result in severe criminal or civil sanctions and financial penalties and other consequences that may have a material adverse effect on our business, reputation, financial condition or results of operations.

Inability to access capital could impede growth or the repayment or refinancing of existing indebtedness.

The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or cause us to lose access to these facilities.

Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:

•	borrow money or guarantee the debts of others;
•	use assets as security in other transactions;
•	make restricted payments or distributions; and
•	sell or acquire assets or merge with or into other companies.

In addition, our credit facilities require us to meet financial ratios, including a “Leverage Ratio” and an “Interest Coverage Ratio”, both as defined in the credit facilities.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.

Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain necessary waivers and the debt under our credit facilities is accelerated, we would be required to obtain replacement financing at prevailing market rates.

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

Changes in interest rates could adversely affect us.

Any period of interest rate increases may also adversely affect our profitability. At October 31, 2014, we had $799,800 of total debt and notes payable outstanding, of which 68 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2014 would have resulted in approximately $4,201 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. These new disclosure obligations will require continuing due diligence efforts to support our future disclosure requirements. We incurred and will continue to incur costs associated with complying with such disclosure requirements, including costs associated with canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

Political conditions in foreign countries in which we operate could adversely affect us.

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2014, approximately 70 percent of our total sales were to customers outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of economic instability;

•	unanticipated or unfavorable circumstances arising from host country laws or regulations;

•	threats of war, terrorism or governmental instability;

•	significant foreign and U.S. taxes on repatriated cash;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	potential negative consequences from changes to taxation policies;

•	the disruption of operations from labor and political disturbances;

•	the imposition of tariffs, import or export licensing requirements; and

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes our principal properties as of October 31, 2014:

Location	Description of Property	Approximate Square Feet
Amherst, Ohio [2,3]	A manufacturing, laboratory and office complex	521,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Swainsboro, Georgia[1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Pulaski, Virginia [1]	A manufacturing, warehouse and office building	101,000
Carlsbad, California [2]	Two manufacturing and office buildings (leased)	88,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	86,000
New Castle, Pennsylvania [1]	A manufacturing, warehouse and office building	76,000
Youngstown, Ohio [1]	A manufacturing, warehouse and office building (leased)	58,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	45,000
Ft. Collins, Colorado [2]	A manufacturing, warehouse and office building (leased)	42,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Eagan, Minnesota [2]	A manufacturing, warehouse and office building (leased)	35,000
Plymouth, Michigan [3]	Two manufacturing, warehouse and office buildings (leased)	35,000
Westlake, Ohio	Corporate headquarters	28,000
Chippewa Falls, Wisconsin [1]	An engineering and laboratory building (leased)	20,000
Shanghai, China [1,3]	A manufacturing, warehouse and office building (leased)	134,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Shanghai, China [1,2,3]	An office and laboratory building	86,000
Bangalore, India [1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2,3]	A manufacturing, warehouse and office building	54,000
Shanghai, China [1]	A manufacturing, warehouse and office building (leased)	53,000
Chonburi, Thailand[1]	A manufacturing, warehouse and office building	52,000
Münster, Germany[1]	A manufacturing, warehouse and office building (leased)	51,000
Erkrath, Germany [1,2,3]	An office, laboratory and warehouse building (leased)	48,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Temse, Belgium [1]	A manufacturing, warehouse and office building (leased)	43,000
Münster, Germany[1]	A manufacturing, warehouse and office building (leased)	43,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Tokyo, Japan [1,2,3]	An office, laboratory and warehouse building (leased)	42,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Shanghai, China [1]	An engineering and laboratory building	24,000
El Marques, Mexico [1,2,3]	A warehouse and office building (leased)	22,000
Singapore [1,2,3]	A warehouse and office building (leased)	16,000
Lagny Sur Marne, France [1,3]	An office building (leased)	6,000
Segrate, Italy [1,3]	An office, laboratory and warehouse building (leased)	5,000

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2014 and 2013, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $615 and $668, respectively.

The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be different than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

None.

Executive Officers of the Company

Our executive officers as of October 31, 2014, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period
Michael F. Hilton	60	2010	President and Chief Executive Officer, 2010 Senior Vice President and General Manager-Electronics and Performance Materials Segment of Air Products and Chemicals, Inc., 2007
John J. Keane	53	2003	Senior Vice President, 2005
Gregory P. Merk	43	2006	Senior Vice President, 2013 Vice President, 2006
Gregory A. Thaxton	53	2007	Senior Vice President, Chief Financial Officer, 2012
			Vice President, Chief Financial Officer, 2008
Douglas C. Bloomfield	55	2005	Vice President, 2005
James E. DeVries	55	2012	Vice President, 2012 Vice President, Global Continuous Improvement, 2011 Vice President, North America and China, Engineering (Adhesive Dispensing Systems), 2010
			Vice President, Adhesive Dispensing Systems, North America, 2009
Shelly M. Peet	49	2007	Vice President, 2009
Robert E. Veillette	62	2007	Vice President, General Counsel and Secretary, 2007

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 28, 2014, there were 1,577 registered shareholders. The table below is a summary of dividends paid per common share and the range of closing market prices during each quarter of 2014 and 2013.

	Dividend Paid	Common Share Price
Quarters		High	Low
2014:
First	$.18	$75.02	$69.14
Second	.18	74.54	67.98
Third	.18	84.30	74.08
Fourth	.22	81.50	67.75
2013:
First	$.15	$67.62	$58.89
Second	.15	70.60	61.33
Third	.15	75.00	67.26
Fourth	.18	74.90	66.65

Source: NASDAQ OMX

While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Performance Graph

The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2009 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Group. Our Proxy Peer Group includes: AIN, AME, ATU, B, CLC, DCI, ENTG, ESL, FLIR, GGG, GTI, GTLS, IEX, LECO, ROP, VECO, WTS, and WWD.

Company/Market/Peer Group	2009	2010	2011	2012	2013	2014
Nordson Corporation	$100.00	$151.62	$183.67	$238.70	$294.28	$315.68
S&P 500 Index	$100.00	$116.52	$125.94	$145.09	$186.11	$218.25
S&P MidCap 400	$100.00	$127.64	$138.55	$155.32	$209.02	$233.38
S&P 500 Ind. Machinery	$100.00	$127.95	$132.38	$158.43	$226.75	$255.70
S&P MidCap 400 Ind. Machinery	$100.00	$129.98	$147.82	$161.44	$223.07	$236.39
Peer Group	$100.00	$132.42	$148.68	$167.11	$226.13	$247.78

Source: Zack’s Investment Research

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
August 1, 2014 to August 31, 2014	238	$76.87	238	$86,147
September 1, 2014 to September 30, 2014	143	$78.38	142	$75,008
October 1, 2014 to October 31, 2014	595	$71.49	595	$32,446

Total	976		975

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting of restricted shares.
(2)	In August 2013, the board of directors approved a repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs, including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Subsequent to October 31, 2014, the board of directors authorized a new $300,000 share repurchase program, effective December 16, 2014. This new program replaced the $200,000 program approved by the board in August 2013.

Item 6.	Selected Financial Data

Five-Year Summary

	2014	2013	2012	2011	2010
(In thousands except for per-share amounts)
Operating Data(a)
Sales	$1,704,021	$1,542,921	$1,409,578	$1,233,159	$1,041,551
Cost of sales	758,923	676,777	586,289	484,727	419,937
% of sales	45	44	42	39	40
Selling and administrative expenses	577,993	542,295	487,809	431,078	386,781
% of sales	34	35	35	35	37
Long-lived asset impairments	—	—	—	1,811	—
Operating profit	367,105	323,849	335,480	315,543	234,833
% of sales	22	21	24	26	23
Net income	246,773	221,817	224,829	222,364	168,048
% of sales	14	14	16	18	16
Financial Data(a)
Working capital	$301,815	$365,269	$242,939	$294,796	$259,117
Net property, plant and equipment and other non-current assets	1,607,447	1,451,113	1,242,892	827,493	535,323
Total capital(b)	1,662,283	1,498,082	1,261,962	853,071	567,323
Total assets	2,280,130	2,053,179	1,829,515	1,304,450	986,354
Long-term liabilities	1,004,465	928,519	816,061	550,966	289,368
Shareholders’ equity	904,797	887,863	669,770	571,323	505,072
Return on average total capital — %(c)	17	18	23	35	32
Return on average shareholders’ equity — %(d)	27	29	38	39	40
Per-Share Data (a)(e)
Average number of common shares	63,656	64,214	64,407	67,616	67,610
Average number of common shares and common share equivalents	64,281	64,908	65,103	68,425	68,442
Basic earnings per share	$3.88	$3.45	$3.49	$3.29	$2.49
Diluted earnings per share	3.84	3.42	3.45	3.25	2.46
Dividends per common share	0.76	0.63	0.525	0.44	0.39
Book value per common share	14.49	13.83	10.42	8.71	7.44

(a)	See accompanying Notes to Consolidated Financial Statements.

(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.

(c)	Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over five accounting periods.

(d)	Net income as a percentage of average quarterly shareholders’ equity over five accounting periods.

(e)	Amounts adjusted for 2-for-1 stock split effective April 12, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. The FASB has issued guidance on multiple deliverable arrangements that establishes a relative selling price hierarchy for determining the selling price of a deliverable based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or best estimated selling price (BESP) if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2014, 2013 and 2012 were not material.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions — Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its principal operating currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income (loss). Translation adjustments may be included in net earnings in the event of a sale or liquidation of certain of our underlying foreign investments. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

As appropriate, we use permanently invested intercompany loans as a source of capital to reduce exposure to foreign currency fluctuations at our foreign subsidiaries. These loans, on a consolidated basis, are treated as being analogous to equity for accounting purposes. Therefore, foreign exchange gains or losses on these intercompany loans are recorded in accumulated other comprehensive income (loss).

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

We test goodwill in accordance with Accounting Standards Codification (ASC) 350. The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we estimate a reporting unit’s fair value using a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values using these methods. In step one, the discounted cash flow method uses assumptions for revenue growth, operating margin, and working capital turnover that are based on general management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment.

Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2014, the discount rates used ranged from 10 percent to 17 percent depending upon the reporting unit’s size, end market volatility, and projection risk. The calculated internal rate of return for the discounted cash flow method was 11 percent, the same as the calculated WACC for total Nordson. In the application of the guideline public company method, fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve month performance for revenues and EBITDA into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the relative strength of the approaches employed.

To test the reasonableness of the aggregate fair value, we performed the control premium test, which compares the sum of the implied fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was 7 percent as of the test date of August 1, 2014 and 5 percent as of October 31, 2014. The control premium indicated that the discounted cash flow valuation was reasonable.

In 2014 and 2013, the results of our step one testing indicated no impairment; therefore, the second step of impairment testing was not necessary.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2014, our conclusion is that no indicators of impairment exist in 2014. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	10%	365%	$405,328
Industrial Coating Systems Segment	16%	136%	$24,058
Advanced Technology Systems Segment — Electronics Systems	13%	562%	$15,138
Advanced Technology Systems Segment — Fluid Management	12%	113%	$478,218
Advanced Technology Systems Segment — Test & Inspection	17%	157%	$14,397

The table above does not include two acquisitions that occurred after the August 1 measurement date but before our fiscal year-end. We acquired Avalon Laboratories Holding Corp. (“Avalon”) on August 8, 2014 and Dima Group B.V. (“Dima”) on August 29, 2014. Determination of the preliminary goodwill associated with these acquisitions was completed with the assistance of an independent valuation specialist in October 2014. Since the dates of the valuations, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of these acquisitions below their carrying values. For future valuation purposes, Avalon will be included in the Advanced Technology Systems — Fluid Management reporting unit, and Dima will be included in the Advanced Technology Systems — Electronics Systems reporting unit.

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

Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) are based on the remaining useful life of the asset. We believe that the relative value of long-lived assets within each reporting unit is a reasonable proxy for the relative importance of the assets in the production of cash flow. To get to a reasonable forecast period, the aggregate net book value of long-lived assets was divided by the current depreciation and amortization value to arrive at a blended remaining useful life. Our calculations for 2014 showed the undiscounted aggregate value of cash flows over the remaining useful life for each reporting unit was greater than the respective carrying value of the long-lived assets within each reporting unit, so no impairment charges were recognized.

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 21 percent of consolidated inventories at October 31, 2014 and October 31, 2013, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $26,744, $26,579 and $20,505 at October 31, 2014, 2013 and 2012, respectively.

Pension Plans and Postretirement Medical Plans — The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 4.29 percent at October 31, 2014 and 4.75 percent at October 31, 2013. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 2.94 percent at October 31, 2014, compared to 3.72 percent at October 31, 2013. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 7.24 percent in 2014 and 2013. The average expected rate of return on international pension assets used to determine net benefit costs was 4.60 percent in 2014 and 4.43 percent in 2013.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.49 percent at October 31, 2014, compared to 3.30 percent at October 31, 2013. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.19 percent at October 31, 2014, compared to 3.18 percent at October 31, 2013.

The measurement of domestic pension and other post employment benefit (OPEB) plans’ projected benefit obligations included the effects of adopting the Society of Actuaries’ release of final RP2014 / MP2014 mortality tables. The adoption of these new tables resulted in an increase to our domestic pension and OPEB plans’ projected benefit obligations of $28,554 and $4,878, respectively.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit plan was 4.40 percent at October 31, 2014 and 4.80 percent at October 31, 2013. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.93 percent in 2015, decreasing gradually to 3.41 percent in 2024.

For the international postretirement plan, the discount rate used to value the benefit obligation was 4.25 percent at October 31, 2014 and 4.95 percent at October 31, 2013. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.48 percent in 2015, decreasing gradually to 3.50 percent in 2031.

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in 2015 are expected to be approximately $4,000 higher than 2014, primarily due to changes in discount rates and the new mortality tables used for domestic plans.

Income Taxes — Income taxes are estimated based on income for financial reporting purposes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Management believes the valuation allowances are adequate after considering future taxable income, allowable carryforward periods and ongoing prudent and feasible tax planning strategies. In the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount (including the valuation allowance), an adjustment to the valuation allowance would increase income in the period such determination was made. Conversely, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would be expensed in the period such determination was made.

Further, at each interim reporting period, we estimate an effective income tax rate that is expected to be applicable for the full year. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. Additionally, interpretation of tax laws, court decisions or other guidance provided by taxing authorities influences our estimate of the effective income tax rates. As a result, our actual effective income tax rates and related income tax liabilities may differ materially from our estimated effective tax rates and related income tax liabilities. Any resulting differences are recorded in the period they become known.

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

Warranties — We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $10,813, $7,891 and $5,430 in 2014, 2013 and 2012, respectively. The reserve balance was $9,918, $9,409 and $8,929 at October 31, 2014, 2013 and 2012, respectively.

Performance Share Incentive Awards — Executive officers and selected other key employees are eligible to receive share awards with payouts based on corporate performance over three-year periods. Award payouts vary based on the degree to which corporate performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award payout will occur unless certain threshold performance levels are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year performance period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of Nordson Common Stock at the grant date, reduced by the implied value of dividends not to be paid. Awards are recorded as capital in excess of stated value in shareholders’ equity. The cumulative amount recorded at October 31, 2014 for the plans originating in 2012, 2013 and 2014 was $7,570. Compensation expense attributable to all performance share incentive award periods for executive officers and selected other key employees for 2014, 2013 and 2012 was $4,304, $3,588 and $4,235, respectively.

2014 compared to 2013

Sales — Worldwide sales for 2014 were $1,704,021, an increase of 10.4 percent from 2013 sales of $1,542,921. Sales volume increased 10.9 percent, and unfavorable currency effects caused by the stronger U.S. dollar primarily against the Japanese Yen reduced sales by 0.5 percent. The volume increase consisted of 6.2 percent from organic growth and 4.7 percent from acquisitions. Two acquisitions were made during 2014: Avalon Laboratories and Dima Group B.V., both of which are included within the Advanced Technology Systems segment. Three acquisitions were made during 2013: the Kreyenborg Group and certain assets of Kodama Chemical Industry Co., Ltd., both of which were included within the Adhesives Dispensing Systems segment and certain assets of Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP (“Nellcor”), which was included within the Advanced Technology Systems segment.

As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $899,696 in 2014, an increase of $106,208, or 13.4 percent, from 2013 sales of $793,488. The increase was the result of a sales volume increase of 14.3 percent offset by unfavorable currency effects that reduced sales by 0.9 percent. The sales volume increase consisted of 8.1 percent from acquisitions and 6.2 percent from organic volume. Sales volume, inclusive of acquisitions, increased in all geographic regions and was particularly strong in the Europe and Asia Pacific regions. Organic growth in all product lines was driven by our disposable hygiene, rigid packaging, polymer processing and general product assembly end markets.

Sales of the Advanced Technology Systems segment were $561,784 in 2014, an increase of $45,518, or 8.8 percent, from 2013 sales of $516,266. The increase was the result of a sales volume increase of 8.4 percent and favorable currency effects that increased sales by 0.4 percent. The sales volume increase consisted of 6.8% from organic volume and 1.6% from the first-year effect of acquisitions. Within the segment, sales volume, inclusive of acquisitions, increased in all geographic regions, except the Americas, and were most pronounced in

Japan and Asia Pacific. Strong organic growth in all product lines was led by demand for our automated dispensing equipment related to electronic mobile device assembly end markets, along with higher demand for our electronic test and inspection equipment, semi-automated dispensing systems and single-use fluid management components related to medical and industrial end markets.

Sales of the Industrial Coating Systems segment were $242,541 in 2014, an increase of $9,374, or 4.0 percent, from 2013 sales of $233,167. The increase was the result of a sales volume increase of 4.7 percent offset by unfavorable currency effects that reduced sales by 0.7 percent. The sales volume increase was entirely due to organic growth. Sales volume increased in the United States and Europe regions. Growth was driven by demand for our cold material dispensing equipment in automotive and industrial end markets, coating equipment for food and beverage end markets and select consumer durable goods end markets, partially offset by softness in UV curing equipment for electronic applications.

Sales outside the United States accounted for 70.4 percent of our sales in 2014, as compared to 69.8 percent in 2013. On a geographic basis, sales in the United States were $503,776, an increase of 8.2 percent from 2013. The increase consisted of 6.1 percent organic volume and 2.1 percent from acquisitions. In the Americas region, sales were $120,993, down 2.2 percent from the prior year, with volume increasing 0.8 percent offset by unfavorable currency effects of 3.0 percent. The increase in sales volume consisted of 0.5 percent from organic volume and 0.3 percent from acquisitions. Sales in Europe were $494,538 in 2014, up 18.7 percent from 2013, with volume increasing 16.8 and favorable currency effects of 1.9 percent. The increase in sales volume consisted of 5.3 percent from organic growth and 11.5 percent from acquisitions. Sales in Japan for 2014 were $127,057, a decrease of 0.7 percent from the prior year. The decrease consisted of volume growth of 7.4 percent offset by unfavorable currency effects of 8.1 percent. The increase in sales volume consisted of 5.5 percent organic volume and 1.9 percent from acquisitions. Sales in the Asia Pacific region were $457,657, up 11.9 percent from the prior year, with volume increasing 12.1 percent, offset by unfavorable currency effects of 0.2 percent. The increase in sales volume consisted of 9.0 percent from organic growth and 3.1 percent from acquisitions.

It is estimated that the effect of pricing on total revenue was neutral relative to 2013.

Operating profit — Cost of sales were $758,923 in 2014, up 12.1 percent from 2013. The increase compared to 2013 is primarily due to increased sales volume. Gross profit, expressed as a percentage of sales, decreased to 55.5 percent in 2014 from 56.1 percent in 2013. The reduction in gross margin was primarily a result of product line mix, as well as a higher mix of systems revenue in our legacy business and currency effects.

Selling and administrative expenses, including severance and restructuring costs, were $577,993 in 2014, an increase of $35,698, or 6.6 percent, from 2013. The increase was primarily due to the addition of acquired businesses and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses.

Selling and administrative expenses as a percentage of sales decreased to 33.9 percent in 2014 from 35.1 percent in 2013, due primarily to the higher level of sales and the favorable effects of continuous improvement activities.

Severance and restructuring costs of $2,551 were recorded during 2014. Within the Adhesives Dispensing Systems segment, certain restructuring programs within our U.S. and European operations resulted in costs of $1,731. Within the Advanced Technology Systems segment, restructuring initiatives in the U.S. resulted in severance costs of $579. Within the Industrial Coatings Systems segment, restructuring activities in China resulted in severance costs of $241.

Operating profit as a percentage of sales was 21.5 percent in 2014 compared to 21.0 percent in 2013. The increase was primarily due to higher sales volume supported by a more efficient cost structure.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar during 2014 as compared to 2013.

Operating profit as a percentage of sales for the Adhesive Dispensing Systems segment decreased to 25.5 percent in 2014 from 25.7 percent in 2013. The slight decline in 2014 was due to the dilution effect of acquired product lines in 2013.

Operating profit as a percentage of sales for the Advanced Technology Systems segment increased to 25.0 percent in 2014 from 23.9 percent in 2013. The increase was due primarily to higher sales volume supported by a more efficient cost structure.

Operating profit as a percentage of sales for the Industrial Coating Systems segment increased to 15.7 percent in 2014 from 14.5 percent in 2013. The increase was due primarily to higher sales volume supported by a more efficient cost structure.

Interest and other income (expense) — Interest expense in 2014 was $15,035, an increase of $194, or 1.3 percent, from 2013. The increase was due to higher borrowing levels resulting primarily from acquisitions in the second half of 2013 and 2014.

Other expense in 2014 was $138 compared to other income in 2013 of $1,694. Included in 2014 were a gain on property insurance settlement of $1,005 and foreign currency losses of $478. Included in 2013 were a gain on sale of real estate in China of $2,106 and foreign currency losses of $2,214.

Income taxes — Income tax expense in 2014 was $105,740, or 30.0 percent of pre-tax income, as compared to $89,306, or 28.7 percent of pre-tax income in 2013.

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

Net income — Net income was $246,773, or $3.84 per diluted share, in 2014, compared to net income of $221,817, or $3.42 per diluted share in 2013. This represents an 11.3 percent increase in net income and a 12.3 percent increase in diluted earnings per share.

Recently issued accounting standards — In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of 2015, with early adoption permitted. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued a new standard regarding revenue recognition. Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. It will be effective for us beginning in 2018, with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

2013 compared to 2012

Sales — Worldwide sales for 2013 were $1,542,921, an increase of 9.5 percent from 2012 sales of $1,409,578. Sales volume increased 10.6 percent, and unfavorable currency effects caused by the stronger U.S. dollar primarily against the Japanese Yen reduced sales by 1.1 percent. The volume increase consisted of 10.2 percent from acquisitions and 0.4 percent from organic growth. Three acquisitions were made during 2013: the Kreyenborg Group and certain assets of Kodama Chemical Industry Co., Ltd., which were both included within the Adhesive Dispensing Systems segment, and certain assets of Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP (Nellcor) which was included within the Advanced Technology Systems segment. Three acquisitions were made during 2012: EDI Holdings, Inc. (EDI) and Xaloy Superior Holdings, Inc. (Xaloy), which were included within the Adhesive Dispensing Systems segment, and Sealant Equipment & Engineering, Inc. (SEE), which was included within the Industrial Coating Systems segment.

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

Selling and administrative expenses, including severance and restructuring costs, were $542,295 in 2013, an increase of $54,486, or 11.2 percent, from 2012. The increase was primarily due to the addition of acquired businesses, acquisition transaction costs and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses.

Selling and administrative expenses as a percentage of sales increased to 35.1 percent in 2013 from 34.6 percent in 2012, due primarily to the acquired businesses and modest organic sales volume growth.

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

Operating profit as a percentage of sales for the Advanced Technology Systems segment decreased to 23.9 percent in 2013 from 26.0 percent in 2012. The decline was partially due to a higher mix of engineered systems serving mobile electronic device customers and incremental spending on initiatives that are intended to drive growth in future periods.

Operating profit as a percentage of sales for the Industrial Coating Systems segment increased to 14.5 percent in 2013 from 12.4 percent in 2012. The increase was primarily due to better absorption of fixed expenses, as well as the accretive effect of a 2012 acquisition.

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

Net income — Net income was $221,817, or $3.42 per diluted share, in 2013, compared to net income of $224,829, or $3.45 per diluted share in 2012. This represented a 1.3 percent decrease in net income and a 0.9 percent decrease in diluted earnings per share.

Liquidity and Capital Resources

Cash and cash equivalents decreased $61 in 2014. Cash provided by operating activities was $288,155 in 2014, compared to $268,376 in 2013. The primary sources were net income adjusted for non-cash income and expenses and the tax benefit from the exercise of stock options, the sum of which was $322,529 in 2014, compared to $287,378 in 2013. Operating assets and liabilities used $34,374 of cash in 2014, compared to $19,002 in 2013. The primary reasons for this increase were higher receivables due to higher year-end shipments, higher inventory investments to meet anticipated demand, partially offset by higher accrued liabilities.

Cash used by investing activities was $230,525 in 2014, compared to $220,545 in 2013. The 2014 acquisitions of Avalon Laboratories and Dima Group B.V. used $186,420 of cash. The 2013 acquisitions of the Kreyenborg Group, certain assets from Kodama Chemical Industry Co., Ltd and certain assets from Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP used $176,333 of cash. Capital expenditures were $43,574 in 2014, down from $47,219 in the prior year. Current year capital expenditures were focused on production machinery, continued investments in our information systems platform and on a new facility in Colorado supporting our fluid management product lines. Cash proceeds of $3,847 in 2013 related primarily to sale of real estate in China.

Cash of $53,458 was used by financing activities in 2014, compared to $52,426 in 2013. Included in 2014 were net short and long-term borrowings of $153,823, compared to $15,747 in the prior year. The change was primarily due to increased borrowing for acquisitions and purchase of treasury shares in 2014. Issuance of common shares related to employee benefit plans generated $7,013 of cash in 2014, up from $6,018 in 2013, and the tax benefit from stock option exercises was $6,385 in the current year, up from $5,531 in the prior year. These increases were the result of higher stock option exercises. In 2014, cash of $166,434 was used for the purchase of treasury shares, up from $33,402 in 2013. Dividend payments were $48,391 in 2014, up from $40,478 in 2013 due to an increase in the annual dividend to $0.76 per share from $0.63 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2013 to October 31, 2014. Receivables increased $57,137 primarily due to higher sales in the fourth quarter of 2014 compared to the fourth quarter of 2013. The increase of $12,470 in inventories was primarily due to inventory held by Avalon Laboratories and Dima Group B.V, which were both acquired in 2014. Net property, plant and equipment increased $23,460 primarily due to capital expenditures and acquisitions, partially offset by depreciation expense. Goodwill increased $113,326, due to acquisitions completed in 2014 that added $124,391 of goodwill, offset by $11,065 from the effects of currency translation. The increase in net other intangibles of $22,237 was due to $53,281 of intangibles added as a result of the 2014 acquisitions, partially offset by $25,308 of amortization and $5,736 from the effects of currency translation.

The increase in notes payable of $102,577 was related to the borrowing of a $100,000 short-term credit facility with PNC Bank. Accounts payable increased $6,377, primarily due to the higher level of business activity in the fourth quarter of 2014 compared to the fourth quarter of 2013. The increase in income taxes payable of $2,064 was due to the timing of required tax payments. The increase of $26,473 in accrued liabilities was due to higher compensation-related accruals and higher value of foreign exchange contracts. The long-term debt increase of $44,710 primarily reflects $121,242 of net borrowings under our revolving credit agreement offset by repayments of $65,815 under our €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd, and repayments of $10,556 under our New York Life credit facility. The $20,328 increase in long-term pension obligations was primarily the result of a decrease in discount rates and new mortality tables used for domestic plans. Postretirement obligations increased $8,506 primarily due to a decrease in discount rates and new mortality tables used for domestic plans. The increase of $3,945 in other long-term liabilities is due primarily to the Avalon and Dima Group acquisitions and Corporate deferred compensation liabilities.

In August 2013 the board of directors approved a repurchase program of up to $200,000. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During 2014, we repurchased 2,224 shares within these programs for a total of $163,584, excluding shares repurchased for taxes associated with stock-based compensation.

As of October 31, 2014, approximately 87 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings aggregated approximately $622,914 and $510,842 at October 31, 2014 and 2013, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset United States taxes due upon the distribution.

Subsequent to October 31, 2014, the board of directors authorized a new $300,000 share repurchase program, effective December 16, 2014. This new program replaced the $200,000 program approved by the board in August 2013.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2014:

Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt(1)	$693,619	$10,751	$487,384	$48,178	$147,306
Interest payments on long-term debt(1)	43,297	7,464	13,220	10,462	12,151
Capital lease obligations(2)	22,267	6,866	7,297	1,628	6,476
Operating leases(2)	43,551	12,189	13,000	7,952	10,410
Notes payable(3)	106,181	106,181	—	—	—
Contributions related to pension and postretirement benefits(4)	28,100	28,100	—	—	—
Purchase obligations(5)	52,616	52,314	302	—	—

Total obligations	$989,631	$223,865	$521,203	$68,220	$176,343

(1) We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in December 2016 and may be increased to $750,000 under certain conditions. At October 31, 2014, $375,242 was outstanding under this facility, compared to $254,000 outstanding at October 31, 2013. The weighted average interest rate for borrowings under this agreement was 1.08 percent at October 31, 2014. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.50 times consolidated trailing four-quarter EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing four-quarter EBITDA to be at least 2.75 times consolidated trailing four-quarter interest expense (both as defined in the credit agreement). At October 31, 2014, we were in compliance with all debt covenants, and the amount we could borrow under the credit facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC. Effective in 2013, the amount of the facility was increased from $150,000 to $175,000. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At October 31, 2014, there was $53,333 outstanding under this facility, compared to $63,889 at October 31, 2013. The fixed rate was 2.21 percent at October 31, 2014. We were in compliance with all covenants at October 31, 2014, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2014.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate and was 0.95 percent at October 31, 2014. At October 31, 2014, there was €50,500 $(63,244) outstanding under this agreement, compared to €95,000 $(129,058) at October 31, 2013. We were in compliance with all covenants at October 31, 2014.

See Note 9 for additional information.

(2) See Note 10 for additional information.

(3) In 2014, we entered into a 364-day $100,000 unsecured credit facility with PNC Bank. We borrowed $100,000 under this facility to partially fund the Avalon acquisition. No additional borrowings can be made under this agreement, and any future repayments will reduce the maximum amount by the amount of the repayment. The interest rate for borrowings under this facility was 0.95 percent at October 31, 2014. We were in compliance with all covenants at October 31, 2014.

See Note 8 for additional information.

(4) Pension and postretirement plan funding amounts after 2015 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 6 for additional information.

(5) Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for 2015. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2014 remained strong relative to 2013 and recent years, although uncertainties persisted in global financial markets and the general economic environment. Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness. Primary sources of capital to meet these needs as well as other opportunistic investments are cash provided by operations and borrowings under our loan agreements. In 2014, cash from operations was 17 percent of revenue. With respect to borrowing under existing loan agreements, as of October 31, 2014, we had $124,758 available capacity under our five-year term, $500,000 unsecured, multicurrency credit facility. In addition, we had $121,666 borrowing capacity remaining on our $175,000 three-year Private Shelf agreement with New York Life Investment Management LLC. While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Other loan agreements exist with no remaining borrowing capacity, but factor into debt covenant calculations that affect future borrowing capacity. On July 26, 2012, we entered into a note purchase agreement with a group of insurance companies under which we sold $200,000 of senior notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. As of October 31, 2014, we owe €50,500 on a €100,000 three-year term loan facility entered into on August 30, 2013, with the Bank of Tokyo Mitsubishi UFJ, Ltd. This loan facility bears interest at variable margin rates of 0.75 percent to 1.625 percent above EUR LIBOR. As of August 6, 2014, we entered into a $100,000 364-day term loan facility with PNC Bank, National Association. Rate on this loan is 75 basis points over LIBOR.

Respective to all of these loans are two primary covenants, the leverage ratio that restricts indebtedness (net of cash) to a maximum 3.50 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be at minimum 2.75 times consolidated trailing four-quarter interest expense. (Debt, EBITDA, and interest expense are as defined in respective credit agreements.) With respect to these two primary covenants as of October 31, 2014, we were approximately 47 percent of the most restrictive leverage ratio and approximately nine times the most restrictive interest coverage ratio. Unused borrowing capacity under existing loan agreements would amount to an additional 15 percent of the most restrictive leverage ratio.

Regarding expectations for 2015, we are optimistic about the growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. However, we move forward with caution given slower growth in emerging markets, economists’ expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world. Though the pace of improvement in the global economy remains somewhat unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also focus on operational improvements by employing continuous improvement methodologies to our business processes. We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies and pursue strategic acquisition opportunities. For 2009 — 2014, excluding voluntary contributions to US defined benefit plans in 2010, cash from operations have been 17 to 21 percent of revenues, resulting in more than sufficient cash for our ordinary business requirements. Our available borrowing capacity will enable us to make opportunistic investments in our own common shares and strategic business combinations.

With respect to contractual spending, the table above presents our financial obligations as $989,631 of which $223,865 is payable in 2015. Effective December 16, 2014, we have in place a share repurchase program approved by the board of directors, authorizing management at its discretion to repurchase shares up to $300,000.

This new authorization continues a succession of share repurchase programs authorized since 2011. The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities. Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price. Capital expenditures for 2015 will be focused on continued investments in our information systems, completing a new facility in Colorado supporting our fluid management product lines and projects that improve both capacity and efficiency of manufacturing and distribution operations.

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

In 2014, as compared with 2013, the United States dollar was generally stronger against foreign currencies. If 2013 exchange rates had been in effect during 2014, sales would have been approximately $7,002 higher and third-party costs would have been approximately $1,845 higher. In 2013, as compared with 2012, the United States dollar was generally stronger against foreign currencies. If 2012 exchange rates had been in effect during 2013, sales would have been approximately $15,052 higher and third-party costs would have been approximately $7,035 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

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

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2014, we did not have material foreign currency exposure.

Note 12 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2014

	2015	2016	2017	2018	2019	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$10,751	$10,798	$38,101	$26,586	$21,591	$147,306	$255,133	$257,654
Average interest rate on total borrowings outstanding during the year	2.8%	2.8%	2.8%	2.9%	3.0%	3.0%	2.8%

At October 31, 2013

	2014	2015	2016	2017	2018	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$10,832	$10,757	$10,763	$38,095	$26,587	$168,897	$265,931	$253,845
Average interest rate on total borrowings outstanding during the year	2.8%	2.8%	2.8%	2.8%	2.9%	3.0%	2.8%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 1.1 percent at October 31, 2014 and 1.0 percent at October 31, 2013. A one percent increase in interest rates would have resulted in additional interest expense of approximately $4,201 on the variable rate notes payable and long-term debt in 2014.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2014, 2013 and 2012	2014	2013	2012
(In thousands except for per-share amounts)
Sales	$1,704,021	$1,542,921	$1,409,578
Operating costs and expenses:
Cost of sales	758,923	676,777	586,289
Selling and administrative expenses	577,993	542,295	487,809

	1,336,916	1,219,072	1,074,098

Operating profit	367,105	323,849	335,480
Other income (expense):
Interest expense	(15,035)	(14,841)	(11,153)
Interest and investment income	581	421	463
Other — net	(138)	1,694	1,463

	(14,592)	(12,726)	(9,227)

Income before income taxes	352,513	311,123	326,253
Income tax provision:
Current	102,251	84,184	91,596
Deferred	3,489	5,122	9,828

	105,740	89,306	101,424

Net income	$246,773	$221,817	$224,829

Average common shares	63,656	64,214	64,407
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	625	694	696

Average common shares and common share equivalents	64,281	64,908	65,103

Basic earnings per share	$3.88	$3.45	$3.49
Diluted earnings per share	$3.84	$3.42	$3.45
Dividends declared per common share	$0.76	$0.63	$0.525

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

Years ended October 31, 2014, 2013 and 2012	2014	2013	2012
(In thousands)
Net income	$246,773	$221,817	$224,829
Components of other comprehensive income (loss), net of tax:
Translation adjustments	(23,972)	465	(10,806)
Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	175	(1,050)	2,142
Net actuarial gain (loss) arising during the year	(29,158)	38,149	(23,829)
Amortization of prior service cost	(251)	(375)	(183)
Amortization of actuarial loss	6,989	9,657	7,899
Settlement loss recognized	398	—	563

Total pension and postretirement benefit plans	(21,847)	46,381	(13,408)

Total other comprehensive income (loss)	(45,819)	46,846	(24,214)

Total comprehensive income	$200,954	$268,663	$200,615

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets

October 31, 2014 and 2013	2014	2013
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$42,314	$42,375
Receivables — net	365,844	308,707
Inventories — net	210,871	198,401
Deferred income taxes	29,926	30,850
Prepaid expenses	23,728	21,733

Total current assets	672,683	602,066
Property, plant and equipment — net	224,439	200,979
Goodwill	1,052,537	939,211
Intangible assets — net	291,310	269,073
Deferred income taxes	6,559	9,394
Other assets	32,602	32,456

	$2,280,130	$2,053,179

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$106,181	$3,604
Accounts payable	68,500	62,123
Income taxes payable	16,586	14,522
Accrued liabilities	137,001	110,528
Customer advance payments	25,578	28,341
Current maturities of long-term debt	10,751	10,832
Deferred income taxes	1,163	1,326
Current obligations under capital leases	5,108	5,521

Total current liabilities	370,868	236,797
Long-term debt	682,868	638,158
Obligations under capital leases	11,018	10,112
Pension obligations	124,082	103,754
Postretirement obligations	68,300	59,794
Deferred income taxes	87,092	89,541
Other liabilities	31,105	27,160
Shareholders’ equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized; 98,023 shares issued at October 31, 2014 and 2013	12,253	12,253
Capital in excess of stated value	328,605	304,549
Retained earnings	1,560,966	1,362,584
Accumulated other comprehensive loss	(103,199)	(57,380)
Common shares in treasury, at cost	(893,828)	(734,143)

Total shareholders’ equity	904,797	887,863

	$2,280,130	$2,053,179

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2014, 2013 and 2012	2014	2013	2012
(In thousands)
Number of common shares in treasury
Balance at beginning of year	33,805	33,766	32,422
Shares issued under company stock and employee benefit plans	(480)	(468)	(571)
Purchase of treasury shares	2,263	507	1,915

Balance at end of year	35,588	33,805	33,766

Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253

Capital in excess of stated value
Balance at beginning of year	$304,549	$287,581	$272,928
Shares issued under company stock and employee benefit plans	264	(325)	(504)
Tax benefit from stock option and restricted stock transactions	6,385	5,531	4,792
Stock-based compensation	17,407	11,762	10,365

Balance at end of year	$328,605	$304,549	$287,581

Retained earnings
Balance at beginning of year	$1,362,584	$1,181,245	$990,221
Net income	246,773	221,817	224,829
Dividends paid ($.76 per share in 2014, $.63 per share in 2013, and $.525 per share in 2012)	(48,391)	(40,478)	(33,805)

Balance at end of year	$1,560,966	$1,362,584	$1,181,245

Accumulated other comprehensive income (loss)
Balance at beginning of year	$(57,380)	$(104,226)	$(80,012)
Translation adjustments	(23,972)	465	(10,806)
Settlement loss recognized, net of tax of $(234) in 2014 and $(331) in 2012	398	—	563
Net prior service cost arising during the year, net of tax of $125 in 2014, $840 in 2013 and $(1,078) in 2012	(76)	(1,425)	1,959
Net actuarial gain (loss) arising during the year, net of tax of $11,457 in 2014, $(28,644) in 2013 and $7,791 in 2012	(22,169)	47,806	(15,930)

Balance at end of year	$(103,199)	$(57,380)	$(104,226)

Common shares in treasury, at cost
Balance at beginning of year	$(734,143)	$(707,083)	$(624,067)
Shares issued under company stock and employee benefit plans	6,749	6,490	7,762
Purchase of treasury shares	(166,434)	(33,550)	(90,778)

Balance at end of year	$(893,828)	$(734,143)	$(707,083)

Total shareholders’ equity	$904,797	$887,863	$669,770

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended October 31, 2014, 2013 and 2012	2014	2013	2012
(In thousands)
Cash flows from operating activities:
Net income	$246,773	$221,817	$224,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,446	31,766	24,469
Amortization	25,308	22,672	14,521
Provision for losses on receivables	867	889	710
Deferred income taxes	3,489	5,122	9,828
Tax benefit from the exercise of stock options	(6,385)	(5,531)	(4,792)
Non-cash stock compensation	17,407	11,762	10,365
(Gain)/loss on sale of property, plant and equipment	218	(1,879)	(638)
Other non-cash	406	760	(401)
Changes in operating assets and liabilities:
Receivables	(65,692)	19,971	(49,595)
Inventories	(8,699)	(10,741)	171
Prepaid expenses	(1,852)	(75)	(1,201)
Other noncurrent assets	(232)	(5,898)	(1,290)
Accounts payable	6,906	(2,549)	4,882
Income taxes payable	9,524	(8,552)	18,855
Accrued liabilities	27,932	(19,130)	12,923
Customer advance payments	(2,103)	(839)	2,124
Other noncurrent liabilities	59	7,195	12,156
Other	(217)	1,616	(3,518)

Net cash provided by operating activities	288,155	268,376	274,398
Cash flows from investing activities:
Additions to property, plant and equipment	(43,574)	(47,219)	(30,959)
Proceeds from sale of property, plant and equipment	323	3,847	6,120
Proceeds from sale of product lines	—	—	2,213
Acquisition of businesses, net of cash acquired	(186,420)	(176,333)	(443,864)
Investment in equity affiliate	(854)	(1,116)	—
Proceeds from sale of (purchases of) marketable securities	—	276	(279)

Net cash used in investing activities	(230,525)	(220,545)	(466,769)
Cash flows from financing activities:
Proceeds from short-term borrowings	108,679	5,036	250,001
Repayment of short-term borrowings	(6,093)	(51,505)	(200,033)
Proceeds from long-term debt	158,828	270,283	401,175
Repayment of long-term debt	(107,591)	(208,067)	(136,589)
Repayment of capital lease obligations	(5,854)	(5,842)	(5,203)
Issuance of common shares	7,013	6,018	4,934
Purchase of treasury shares	(166,434)	(33,402)	(88,455)
Tax benefit from the exercise of stock options	6,385	5,531	4,792
Dividends paid	(48,391)	(40,478)	(33,805)

Net cash provided by (used in) financing activities	(53,458)	(52,426)	196,817
Effect of exchange rate changes on cash	(4,233)	5,731	(615)

Increase (decrease) in cash and cash equivalents	(61)	1,136	3,831
Cash and cash equivalents at beginning of year	42,375	41,239	37,408

Cash and cash equivalents at end of year	$42,314	$42,375	$41,239

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

Presentation — Certain amounts for 2013 were reclassified to correct immaterial misclassifications of deferred tax assets and deferred tax liabilities. Specifically, non-current deferred tax liabilities increased $9,564, current deferred tax liabilities increased $1,326, non-current deferred tax assets increased $9,394 and current deferred tax assets increased $1,496.

Fiscal year — Our fiscal year is November 1 through October 31.

Revenue recognition — Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer.

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price (BESP) is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2014, 2013 and 2012 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $10,823, $12,480 and $10,935 in 2014, 2013 and 2012, respectively.

Research and development — Research and development costs are expensed as incurred and were $47,536, $47,973 and $36,535 in 2014, 2013 and 2012, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 69 common shares were excluded from the diluted earnings per share calculation in 2014 because their effect would have been anti-dilutive. No options for common shares were excluded from the 2013 diluted earnings per

Notes to Consolidated Financial Statements — (Continued)

share calculation, and options for 75 common shares were excluded from the diluted earnings per share calculation in 2012. Under the 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

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

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 21 percent of consolidated inventories at October 31, 2014, and October 31, 2013. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $7,496 and $6,797 higher than reported at October 31, 2014 and October 31, 2013, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Land improvements	15-25 years
Buildings	20-40 years
Machinery and equipment	3-18 years
Enterprise management systems	5-13 years

Depreciation expense is included in cost of sales and selling and administrative expenses.

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All reengineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2014, 2013 or 2012.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2014, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	14 years
Customer relationships	14 years
Noncompete agreements	3 years
Trade names	16 years

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2014 and 2013 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2013	$26,699	$(84,079)	$(57,380)
Pension and postretirement plan changes, net of tax of $(11,348)	—	(21,847)	(21,847)
Current period charge	(23,972)	—	(23,972)

Balance at October 31, 2014	$2,727	$(105,926)	$(103,199)

Warranties — We offer warranties to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) measured from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for 2014 and 2013:

	2014	2013
Balance at beginning of year	$9,409	$8,929
Accruals for warranties	10,813	7,891
Warranty assumed from acquisitions	—	947
Warranty payments	(10,012)	(8,356)
Currency adjustments	(292)	(2)

Balance at end of year	$9,918	$9,409

Note 2 — Recently issued accounting standards

In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The guidance will be effective for us in our first quarter of 2015, with early adoption permitted. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued a new standard regarding revenue recognition. Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the

Notes to Consolidated Financial Statements — (Continued)

consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. It will be effective for us beginning in 2018, with early adoption not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

Note 3 — Acquisitions

Business acquisitions have been accounted for as purchases, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statement of Income.

2014 acquisitions

On August 8, 2014, we purchased 100 percent of the outstanding shares of Avalon Laboratories Holding Corp. (Avalon). Avalon, a leading designer and manufacturer of highly specialized catheters and medical tubing products for cardiology, pulmonology and related applications, complements our existing lines of highly engineered, single-use plastic components for fluid management in medical applications. We acquired Avalon for an aggregate purchase price of $179,966, net of cash acquired of $1,324. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $122,011 and identifiable intangible assets of $52,000 were recorded. The identifiable intangible assets consist primarily of $32,200 of customer relationships (amortized over 10 years), $9,800 of technology (amortized over 10 years) and $10,000 of tradenames (amortized over 15 years). Goodwill associated with this acquisition is not tax deductible; however there is $15,800 from a previous acquisition that is tax deductible.

On August 29, 2014, we purchased 100 percent of the outstanding shares of Dima Group B.V. (Dima), a Netherlands based manufacturer of conformal coating, dispensing and surface mount technology equipment for the global electronics assembly market. We acquired Dima for an aggregate purchase price of $6,454, net of cash acquired of $149. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $2,380 and identifiable intangible assets of $1,281 were recorded. The identifiable intangible assets consist primarily of $1,017 of customer relationships (amortized over 7 years), and $264 of tradenames (amortized over 15 years). Goodwill associated with this acquisition is not tax deductible.

Both of these acquisitions are being reported in our Advanced Technology Systems segment.

As of October 31, 2014, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes and certain reserves.

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

On August 30, 2013, we purchased 100 percent of the outstanding shares of Münster, Germany based Kreyenborg Group’s Kreyenborg GmbH and BKG Bruckmann & Kreyenborg Granuliertechnik GmbH (the Kreyenborg Group). The Kreyenborg Group broadens our existing offering of screen changers, pumps and valves,

Notes to Consolidated Financial Statements — (Continued)

critical components in the polymer processing melt stream for extrusion processes, and expands the product portfolio to include pelletizers, the key component in polymer compounding, recycling and related processes. The acquired companies employ approximately 270 people, have additional operations in Shanghai, China, Kuala Lumpur and Malaysia, and are reported in our Adhesive Dispensing Systems segment. We acquired the Kreyenborg Group for an aggregate purchase price of $169,994, net of cash acquired of $22,913 and debt assumed of $391. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $115,103 and identifiable intangible assets of $60,021 were recorded. The identifiable intangible assets consist primarily of $42,306 of customer relationships (amortized over 15 years), $15,336 of technology (amortized over 15 years) and $1,851 of tradenames related to BKG (amortized over 10 years). Goodwill associated with this acquisition is not tax deductible.

On September 27, 2013 we purchased certain assets of Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP (Nellcor) to be used by our Value Plastics operation. The fair value on the date of acquisition was $5,500, consisting solely of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $2,301, property, plant and equipment of $1,149, technology of $740 (amortized over 10 years) and customer relationships of $1,310 (amortized over 25 years) were recorded. Goodwill associated with this acquisition is not tax deductible. Value Plastics is reported in our Advanced Technology Systems segment.

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

Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $271,501 and identifiable intangible assets of $122,216 were recorded. The intangible assets acquired consist of customer lists of $48,350, which are being amortized over a weighted average life of nine years; technology assets of $25,740 which are being amortized over a weighted average life of 15 years; trade names of $43,710 which are being amortized over a weighted average life of 15 years; and non-compete agreements of $4,416, which are being amortized over a weighted average life of two years. Goodwill of $24,058 associated with the SEE acquisition is tax deductible, and none of the goodwill associated with the EDI and Xaloy acquisitions is tax deductible. However, there is $11,000 of goodwill related to their previous acquisitions that is tax deductible.

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro forma financial information for 2012 assumes the acquisitions above occurred as of the beginning of 2011, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been affected on the date indicated, nor are they necessarily indicative of our future results of operations.

Sales	$1,537,251
Net income	$234,092
Basic earnings per share	$3.63
Diluted earnings per share	$3.60

Proforma results were adjusted to exclude $2,109 of acquisition-related expenses and $4,589 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. Proforma results included $11,713 of pretax amortization expense related to intangible assets.

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Details of balance sheet

	2014	2013
Receivables:
Accounts	$347,259	$292,469
Notes	6,339	9,467
Other	16,733	11,036

	370,331	312,972
Allowance for doubtful accounts	(4,487)	(4,265)

	$365,844	$308,707

Inventories:
Raw materials and component parts	$86,573	$81,943
Work-in-process	27,994	34,756
Finished goods	130,544	115,078

	245,111	231,777
Obsolescence and other reserves	(26,744)	(26,579)
LIFO reserve	(7,496)	(6,797)

	$210,871	$198,401

Property, plant and equipment:
Land	$10,216	$10,383
Land improvements	3,827	3,849
Buildings	141,880	127,178
Machinery and equipment	319,110	294,374
Enterprise management system	44,682	43,983
Construction-in-progress	27,419	21,251
Leased property under capitalized leases	27,715	26,838

	574,849	527,856
Accumulated depreciation and amortization	(350,410)	(326,877)

	$224,439	$200,979

Accrued liabilities:
Salaries and other compensation	$57,722	$44,561
Pension and retirement	1,738	720
Taxes other than income taxes	6,367	5,570
Other	71,174	59,677

	$137,001	$110,528

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

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we estimate a reporting unit’s fair value using a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in 2014, 2013 and 2012, the second step of the goodwill impairment test was not necessary.

We acquired Avalon on August 8, 2014 and Dima on August 29, 2014. Determination of the preliminary goodwill associated with these acquisitions was completed with the assistance of an independent valuation specialist in October 2014. Since the dates of the valuations, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of these acquisitions below their carrying values.

Changes in the carrying amount of goodwill during 2014 by operating segment follow:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2013	$407,269	$507,884	$24,058	$939,211
Acquisitions	—	124,391	—	124,391
Currency effect	(10,223)	(842)	—	(11,065)

Balance at October 31, 2014	$397,046	$631,433	$24,058	$1,052,537

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2014 and October 31, 2013. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Notes to Consolidated Financial Statements — (Continued)

Information regarding intangible assets subject to amortization follows:

	October 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$200,028	$41,910	$158,118
Patent/technology costs	93,799	27,030	66,769
Trade name	77,846	12,173	65,673
Noncompete agreements	8,220	7,600	620
Other	1,369	1,239	130

Total	$381,262	$89,952	$291,310

	October 31, 2013
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$171,489	$28,872	$142,617
Patent/technology costs	85,414	21,145	64,269
Trade name	67,865	7,856	60,009
Noncompete agreements	9,965	8,091	1,874
Other	1,400	1,096	304

Total	$336,133	$67,060	$269,073

Amortization expense for 2014 and 2013 was $25,308 and $22,672, respectively.

Estimated amortization expense for each of the five succeeding years follows:

Year	Amounts
2015	$27,754
2016	$27,075
2017	$26,653
2018	$26,366
2019	$26,359

Note 6 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2014, 2013 and 2012 was approximately $14,423, $12,955 and $10,827, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$299,716	$326,792	$85,543	$83,433
Service cost	8,071	8,896	2,597	2,098
Interest cost	13,921	12,314	3,185	2,872
Participant contributions	—	—	137	132
Plan amendments	186	1,667	(419)	—
Foreign currency exchange rate change	—	—	(5,343)	(279)
Actuarial (gain) loss	34,610	(40,996)	13,293	(54)
Benefits paid	(11,025)	(8,957)	(2,162)	(2,659)

Benefit obligation at end of year	$345,479	$299,716	$96,831	$85,543

Change in plan assets:
Beginning fair value of plan assets	$243,506	$214,128	$37,078	$34,217
Actual return on plan assets	25,535	20,951	1,627	2,102
Company contributions	19,896	17,384	4,009	3,501
Participant contributions	—	—	137	132
Foreign currency exchange rate change	—	—	(1,071)	(215)
Benefits paid	(11,025)	(8,957)	(2,162)	(2,659)

Ending fair value of plan assets	$277,912	$243,506	$39,618	$37,078

Funded status at end of year	$(67,567)	$(56,210)	$(57,213)	$(48,465)

Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$17	$22
Accrued benefit liability	(709)	(938)	(6)	(5)
Long-term pension and retirement obligations	(66,858)	(55,272)	(57,224)	(48,482)

Total amount recognized in financial statements	$(67,567)	$(56,210)	$(57,213)	$(48,465)

Notes to Consolidated Financial Statements — (Continued)

	United States		International
	2014	2013	2014	2013
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$111,337	$93,537	$34,683	$24,392
Prior service cost (credit)	(47)	4	(995)	(798)

Accumulated other comprehensive loss	$111,290	$93,541	$33,688	$23,594

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$8,694	$8,260	$2,459	$1,531
Amortization of prior service cost (credit)	121	237	(97)	(82)

Total	$8,815	$8,497	$2,362	$1,449

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2014	2013	2014	2013
Balance at beginning of year	$93,541	$152,732	$23,594	$25,230
Net (gain) loss arising during the year	26,372	(46,707)	13,438	(642)
Prior service cost (credit) arising during the year	186	1,668	(419)	—
Net gain (loss) recognized during the year	(7,940)	(13,995)	(1,233)	(1,406)
Prior service (cost) credit recognized during the year	(237)	(157)	101	81
Settlement loss	(632)	—	—	—
Exchange rate effect during the year	—	—	(1,793)	331

Balance at end of year	$111,290	$93,541	$33,688	$23,594

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2014	2013	2014	2013
For all plans:
Accumulated benefit obligation	$336,464	$291,310	$75,305	$67,647

For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	345,479	299,716	87,128	71,788
Accumulated benefit obligation	336,464	291,310	73,135	59,589
Fair value of plan assets	277,912	243,506	37,415	29,000

Notes to Consolidated Financial Statements — (Continued)

Net pension benefit costs include the following components:

	United States			International
	2014	2013	2012	2014	2013	2012
Service cost	$8,071	$8,896	$7,488	$2,597	$2,098	$1,504
Interest cost	13,921	12,314	12,137	3,185	2,872	3,002
Expected return on plan assets	(17,297)	(15,241)	(14,901)	(1,772)	(1,512)	(1,547)
Amortization of prior service cost (credit)	237	157	342	(101)	(81)	(97)
Amortization of net actuarial (gain) loss	7,940	13,995	11,672	1,233	1,406	564
Settlement loss	632	—	682	—	—	—

Total benefit cost	$13,504	$20,121	$17,420	$5,142	$4,783	$3,426

Net periodic pension cost for 2014 included a settlement loss of $632 due to a lump sum retirement payment. Net periodic pension cost for 2012 included a settlement loss of $682, due to a plan termination.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.29%	4.75%	3.85%	2.94%	3.72%	3.52%
Rate of compensation increase	3.49	3.30	3.30	3.19	3.18	3.13

Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate	4.75	3.85	4.46	3.72	3.52	4.43
Expected return on plan assets	7.24	7.24	7.75	4.60	4.43	4.85
Rate of compensation increase	3.30	3.30	3.20	3.18	3.13	3.16

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The decrease in the discount rate in 2014 and increase in 2013 are due to changes in yields for these types of investments as a result of the economic environment.

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

The measurement of domestic pension plans’ projected benefit obligations included the effects of adopting the Society of Actuaries’ release of final RP2014 / MP2014 mortality tables. The adoption of these new tables resulted in an increase of $28,554 to our domestic pension plans’ projected benefit obligations.

Notes to Consolidated Financial Statements — (Continued)

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2014	$(4,527)	$5,514	$(1,235)	$1,561
Effect on pension obligation as of October 31, 2014	$(44,353)	$55,900	$(15,756)	$19,996
Expected return on assets:
Effect on total service and interest cost components in 2014	$(2,582)	$2,582	$(375)	$375
Compensation increase:
Effect on total service and interest cost components in 2014	$4,257	$(2,490)	$934	$(1,088)
Effect on pension obligation as of October 31, 2014	$21,915	$(12,788)	$7,729	$(6,999)

The allocation of pension plan assets as of October 31, 2014 and 2013 is as follows:

	United States		International
	2014	2013	2014	2013
Asset Category
Equity securities	23%	27%	— %	— %
Debt securities	29	29	—	—
Insurance contracts	—	—	58	60
Pooled investment funds	47	43	42	39
Other	1	1	—	1

Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 88 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. The current target in “return-seeking assets” is 45 percent and 55 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Our international plans comprise 12 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2014 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,617	$1,617	$—	$—	$8	$8	$—	$—
Money market funds	2,820	2,820	—	—	—	—	—	—
Equity securities:
Basic materials	3,224	3,224	—	—	—	—	—	—
Consumer goods	5,114	5,114	—	—	—	—	—	—
Financial	8,036	8,036	—	—	—	—	—	—
Healthcare	4,372	4,372	—	—	—	—	—	—
Industrial goods	3,527	3,527	—	—	—	—	—	—
Technology	4,226	4,226	—	—	—	—	—	—
Utilities	1,084	1,084	—	—	—	—	—	—
Mutual funds	31,255	31,255	—	—	—	—	—	—
Fixed income securities:
U.S. Government	26,447	7,877	18,570	—	—	—	—	—
Corporate	50,720	—	50,720	—	—	—	—	—
Other	2,486	—	2,486	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	23,174	—	—	23,174
Real estate collective funds	16,495	—	—	16,495	—	—	—	—
Pooled investment funds	115,877	—	115,877	—	16,436	—	16,436	—
Other	612	612	—	—	—	—	—	—

	$277,912	$73,764	$187,653	$16,495	$39,618	$8	$16,436	$23,174

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2013 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$2,811	$2,811	$—	$—	$321	$321	$—	$—
Money market funds	2,783	2,783	—	—	—	—	—	—
Equity securities:
Basic materials	3,834	3,834	—	—	—	—	—	—
Consumer goods	4,958	4,958	—	—	—	—	—	—
Financial	7,825	7,825	—	—	—	—	—	—
Healthcare	4,109	4,109	—	—	—	—	—	—
Industrial goods	3,255	3,255	—	—	—	—	—	—
Technology	4,159	4,159	—	—	—	—	—	—
Utilities	988	988	—	—	—	—	—	—
Mutual funds	32,617	32,617	—	—	—	—	—	—
Fixed income securities:
U.S. Government	26,892	10,715	16,177	—	—	—	—	—
Corporate	43,367	—	43,367	—	—	—	—	—
Other	1,356	—	1,356	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	22,093	—	—	22,093
Real estate collective funds	14,958	—	—	14,958	—	—	—	—
Pooled investment funds	88,973	—	88,973	—	14,664	—	14,664	—
Other	621	621	—	—	—	—	—	—

	$243,506	$78,675	$149,873	$14,958	$37,078	$321	$14,664	$22,093

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

•

Insurance contracts — Insurance contracts are investments with various insurance companies. The contract value represents the best estimate of fair value. These contracts do not hold any specific assets. These investments are classified as Level 3.

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

The following tables present an analysis of changes during the years ended October 31, 2014 and 2013 in Level 3 plan assets, by plan asset class, for U.S. and International pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2013	$14,958	$22,093	$37,051
Actual return on plan assets:
Assets held, end of year	1,667	771	2,438
Assets sold during the period	25	—	25
Purchases	—	2,816	2,816
Sales	(155)	(1,529)	(1,684)
Foreign currency translation	—	(977)	(977)

Ending balance at October 31, 2014	$16,495	$23,174	$39,669

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2012	$13,110	$19,046	$32,156
Actual return on plan assets:
Assets held, end of year	1,970	1,025	2,995
Assets sold during the period	13	—	13
Purchases	—	4,242	4,242
Sales	(135)	(2,093)	(2,228)
Foreign currency translation	—	(127)	(127)

Ending balance at October 31, 2013	$14,958	$22,093	$37,051

Contributions to pension plans in 2015 are estimated to be approximately $26,000.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2015	$10,922	$4,833
2016	11,637	2,300
2017	12,721	2,166
2018	13,661	2,984
2019	14,853	5,014
2020-2024	92,418	17,392

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

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$61,004	$71,228	$768	$851
Service cost	1,037	1,145	28	35
Interest cost	3,062	2,598	38	38
Participant contributions	431	600	—	—
Foreign currency exchange rate change	—	—	(63)	(34)
Actuarial (gain) loss	6,015	(11,619)	130	(118)
Benefits paid	(2,070)	(2,948)	(4)	(4)

Benefit obligation at end of year	$69,479	$61,004	$897	$768

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,639	2,348	4	4
Participant contributions	431	600	—	—
Benefits paid	(2,070)	(2,948)	(4)	(4)

Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(69,479)	$(61,004)	$(897)	$(768)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,069)	$(1,974)	$(7)	$(4)
Long-term postretirement obligations	(67,410)	(59,030)	(890)	(764)

Total amount recognized in financial statements	$(69,479)	$(61,004)	$(897)	$(768)

	United States		International
	2014	2013	2014	2013
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$22,434	$17,854	$(86)	$(243)
Prior service cost (credit)	(1,012)	(1,461)	—	—

Accumulated other comprehensive (gain) loss	$21,422	$16,393	$(86)	$(243)

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$1,187	$1,139	$—	$(14)
Amortization of prior service cost (credit)	(438)	(449)	—	—

Total	$749	$690	$—	$(14)

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2014	2013	2014	2013
Balance at beginning of year	$16,393	$29,651	$(243)	$(138)
Net (gain) loss arising during the year	6,015	(11,619)	130	(117)
Net gain (loss) recognized during the year	(1,435)	(2,112)	13	4
Prior service credit (cost) recognized during the year	449	473	—	—
Exchange rate effect during the year	—	—	14	8

Balance at end of year	$21,422	$16,393	$(86)	$(243)

Net postretirement benefit costs include the following components:

	United States			International
	2014	2013	2012	2014	2013	2012
Service cost	$1,037	$1,145	$1,183	$28	$35	$28
Interest cost	3,062	2,598	2,759	38	38	41
Amortization of prior service cost (credit)	(449)	(473)	(584)	—	—	—
Amortization of net actuarial (gain) loss	1,435	2,112	1,789	(13)	(4)	(14)

Total benefit cost	$5,085	$5,382	$5,147	$53	$69	$55

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.40%	4.80%	3.85%	4.25%	4.95%	4.40%
Health care cost trend rate	3.93	4.12	4.90	6.48	6.65	6.83
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.41	3.47	3.60	3.50	3.50	3.50
Year the rate reaches the ultimate trend rate	2024	2021	2017	2031	2031	2031
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate	4.80%	3.85%	4.50%	4.95%	4.40%	5.85%

The decrease in the weighted-average United States health care cost trend rate beginning in 2013 relates to a change in the plan design of the retiree medical plan effective January 1, 2013 moving to a Health Reimbursement Arrangement for post-65 coverage.

The measurement of domestic other post employment benefit (OPEB) plan’s projected benefit obligation included the effect of adopting the Society of Actuaries’ release of final RP2014 / MP2014 mortality tables. The adoption of these new tables resulted in an increase of $4,878 to our domestic OPEB plan’s projected benefit obligation.

Notes to Consolidated Financial Statements — (Continued)

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2014	$(770)	$938	$(7)	$6
Effect on postretirement obligation as of October 31, 2014	$(9,992)	$12,790	$(173)	$229
Health care trend rate:
Effect on total service and interest cost components in 2014	$589	$(479)	$14	$(14)
Effect on postretirement obligation as of October 31, 2014	$11,302	$(9,001)	$174	$(208)

Contributions to postretirement plans in 2015 are estimated to be approximately $2,100.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2015	$2,069	$7
2016	2,242	8
2017	2,420	9
2018	2,614	12
2019	2,743	13
2020-2024	16,609	107

Note 7 — Income taxes

Income tax expense includes the following:

	2014	2013	2012
Current:
U.S. federal	$52,985	$45,004	$51,458
State and local	1,900	2,351	1,378
Foreign	47,366	36,829	38,760

Total current	102,251	84,184	91,596
Deferred:
U.S. federal	8,695	8,361	7,204
State and local	(1,635)	(991)	782
Foreign	(3,571)	(2,248)	1,842

Total deferred	3,489	5,122	9,828

	$105,740	$89,306	$101,424

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $184,894, $164,702 and $177,035 in 2014, 2013 and 2012, respectively.

Income tax expense in 2013 included a benefit of $900 for the reduction of unrecognized tax benefits primarily related to expiration of certain foreign statutes of limitations. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax

Notes to Consolidated Financial Statements — (Continued)

Credit (Federal R&D Tax Credit) from January 1, 2012 to December 31, 2013 and extended certain other tax provisions. As a result, our income tax provision for 2013 included a discrete tax benefit of $1,700 related to 2012.

Income tax expense in 2012 included a benefit of $2,717 related to the utilization of loss carryforwards and to the release of the valuation allowance related to loss carryforwards which are expected to be utilized in future years.

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2014	2013	2012
Statutory federal income tax rate	35.00%	35.00%	35.00%
Domestic Production Deduction	(1.74)	(1.71)	(1.82)
Foreign tax rate variances, net of foreign tax credits	(3.42)	(3.39)	(2.31)
State and local taxes, net of federal income tax benefit	0.05	0.28	0.43
Amounts related to prior years	(0.24)	(1.00)	(0.31)
Other — net	0.35	(0.48)	0.10

Effective tax rate	30.00%	28.70%	31.09%

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $167,619, $146,421 and $149,218 in 2014, 2013 and 2012, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings aggregated approximately $622,914 and $510,842 at October 31, 2014 and 2013, respectively. Should these earnings be distributed, applicable foreign tax credits would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

At October 31, 2014 and 2013, total unrecognized tax benefits were $5,812 and $5,717, respectively. The amounts that, if recognized, would impact the effective tax rate were $5,175 and $5,178 at October 31, 2014 and 2013, respectively. The increase in unrecognized tax benefits in 2013 as compared to prior year relates primarily to foreign positions and, if recognized, a substantial portion of the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance at beginning of year	$5,717	$3,140	$2,576
Additions based on tax positions related to the current year	196	703	148
Additions for tax positions of prior years	319	3,261	896
Reductions for tax positions of prior years	—	(317)	—
Settlements	(110)	—	—
Lapse of statute of limitations	(310)	(1,070)	(480)

Balance at end of year	$5,812	$5,717	$3,140

At October 31, 2014 and 2013, we had accrued interest and penalty expense related to unrecognized tax benefits of $2,025 and $1,085, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2012, 2013 and 2014 tax years; tax years prior to the 2012 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2008. Within the

Notes to Consolidated Financial Statements — (Continued)

next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.

Significant components of deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:
Employee benefits	$79,669	$66,148
Other accruals not currently deductible for taxes	17,379	16,984
Tax credit and loss carryforwards	16,531	13,077
Inventory adjustments	5,276	4,998
Translation of foreign currency accounts	154	384

Total deferred tax assets	119,009	101,591
Valuation allowance	(7,672)	(5,663)

Total deferred tax assets	111,337	95,928
Deferred tax liabilities:
Depreciation and amortization	163,107	146,500
Other — net	—	51

Total deferred tax liabilities	163,107	146,551

Net deferred tax liabilities	$(51,770)	$(50,623)

At October 31, 2014, we had $4,161 of tax credit carryforwards of which $161 will expire in 2015 through 2017, and $4,000 of which has an indefinite carryforward period. We also had $19,535 Federal, $50,343 state and $13,213 foreign operating loss carryforwards, of which $70,084 will expire in 2015 through 2033, and $13,007 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $2,009 in 2014 and an increase of $617 in 2013. The valuation allowance of $7,672 at October 31, 2014, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Note 8 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2014	2013
Maximum borrowings under bank lines of credit:
Domestic banks	$100,000	$—
Foreign banks	48,619	83,191

Total	$148,619	$83,191

Outstanding notes payable:
Domestic bank debt	$100,000	$—
Foreign bank debt	6,181	3,604

Total	$106,181	$3,604

Weighted-average interest rate on notes payable	1.0%	2.0%
Unused bank lines of credit	$42,438	$79,587

In 2014, we entered into a 364-day, $100,000 unsecured credit facility with PNC Bank. We borrowed $100,000 under this facility to partially fund the Avalon acquisition.

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Long-term debt

A summary of long-term debt is as follows:

	2014	2013
Revolving credit agreement, due 2017	$375,242	$254,000
Senior notes, due 2017-2025	200,000	200,000
Euro loan, due 2016	63,244	129,058
Private shelf facility, due 2012-2020	53,333	63,889
Development loans, due 2011-2026	1,586	1,702
Other	214	341

	693,619	648,990
Less current maturities	10,751	10,832

Long-term maturities	$682,868	$638,158

Revolving credit agreement — This $500,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in December 2016. Payment of quarterly commitment fees is required. The weighted average interest rate for borrowings under this agreement was 1.08 percent at October 31, 2014.

Senior notes, due 2017-2025 —These fixed-rate notes entered into in 2012 with a group of insurance companies had an original weighted-average life of 8.78 years at the time of issuance. The weighted-average interest rate at October 31, 2014 was 2.93 percent.

Euro loan, due 2016 — This loan was entered into in 2013 with The Bank of Tokyo-Mitsubishi UFJ, Ltd. It can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2014 was 0.95 percent.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $175,000 in 2013. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date. At October 31, 2014, the amount outstanding under this facility was at a fixed rate of 2.21 percent.

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

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2014, are as follows: $10,751 in 2015; $74,041 in 2016; and $413,343 in 2017; $26,587 in 2018 and $21,591 in 2019.

Notes to Consolidated Financial Statements — (Continued)

Note 10 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $15,135, $14,835 and $13,822 in 2014, 2013 and 2012, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2014	2013
Transportation equipment	$15,524	$16,261
Other	12,191	10,577

Total capitalized leases	27,715	26,838
Accumulated amortization	(11,139)	(10,805)

Net capitalized leases	$16,576	$16,033

At October 31, 2014, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2015	$6,866	$12,189
2016	4,957	7,192
2017	2,340	5,808
2018	993	4,179
2019	635	3,773
Later years	6,476	10,410

Total minimum lease payments	22,267	$43,551

Less amount representing executory costs	1,993

Net minimum lease payments	20,274
Less amount representing interest	4,148

Present value of net minimum lease payments	16,126
Less current portion	5,108

Long-term obligations at October 31, 2014	$11,018

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts(a)	$9,934	$—	$9,934	$—

Total assets at fair value	$9,934	$—	$9,934	$—

Liabilities:
Deferred compensation plans(b)	$8,884	$8,884	$—	$—
Foreign currency forward contracts(a)	8,424	—	8,424	—

Total liabilities at fair value	$17,308	$8,884	$8,424	$—

(a)	We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.

(b)	Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive compensation and for executive officers, up to 90 percent of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Fair value disclosures related to goodwill and indefinite-lived intangible assets are disclosed in Note 5.

Note 12 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2014, we recognized net losses of $826 on foreign currency forward contracts and net gains of $348 from the change in fair value of balance sheet positions. In 2013, we recognized net gains of $1,437 on foreign currency forward contracts and net losses of $3,651 from the change in fair value of balance sheet positions. In 2012, we recognized net gains of $294 on foreign currency forward contracts and net losses of $1,310 from the change in fair value of balance sheet positions.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by currency, the contracts outstanding at October 31, 2014 and 2013:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
October 31, 2014 contract amounts:
Euro	$424,624	$407,422	$344,461	$330,957
Pound sterling	86,654	85,632	141,638	140,065
Japanese yen	21,057	19,780	17,477	16,498
Australian dollar	216	220	9,012	8,618
Hong Kong dollar	52,278	52,247	117,040	116,978
Singapore dollar	—	—	10,984	10,693
Others	2,627	2,573	28,409	27,236

Total	$587,456	$567,874	$669,021	$651,045

October 31, 2013 contract amounts:
Euro	$194,531	$194,187	$131,198	$131,825
Pound sterling	17,854	17,856	29,441	29,950
Japanese yen	11,426	11,404	8,686	8,672
Australian dollar	894	899	8,653	8,986
Hong Kong dollar	1,935	1,935	42,140	42,132
Singapore dollar	201	201	9,815	10,065
Others	5,768	5,745	24,227	24,503

Total	$232,609	$232,227	$254,160	$256,133

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2014 and 2013, net gains of $318 and $699, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2014, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$42,314	$42,314	$42,375	$42,375
Notes payable	106,181	106,181	3,604	3,604
Long-term debt (including current portion)	693,619	696,140	648,990	636,904
Foreign currency forward contracts (net)	1,510	1,510	2,313	2,313

Notes to Consolidated Financial Statements — (Continued)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Note 13 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2014, 2013 or 2012.

Common — We have 160,000 authorized common shares without par value. At October 31, 2014 and 2013, there were 98,023 common shares issued. At October 31, 2014 and 2013, the number of outstanding common shares, net of treasury shares, was 62,435 and 64,218, respectively.

Common shares repurchased as part of publicly announced programs during 2014, 2013 and 2012 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2014	2,224	$163,584	$73.55
2013	459	$30,443	$66.29
2012	1,831	$86,022	$46.98

Note 14 — Stock-based compensation

During the 2013 Annual Meeting of Shareholders, our shareholders approved the 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, performance shares, stock purchase rights, stock equivalent units, cash awards and other stock or performance-based incentives. A maximum of 2,900 common shares is available for grant under the Plan.

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon the occurrence of events that involve or may result in a change of control. For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited. For grants made in or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $10,251, $4,906 and $3,789 for 2014, 2013 and 2012, respectively. The increase in the 2014 expense was primarily related to accelerated amortization of the cost of options.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to stock options during 2014:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted- Average Remaining Term
Outstanding at October 31, 2013	1,749	$34.63
Granted	277	$71.75
Exercised	(314)	$22.35
Forfeited or expired	(26)	$51.57

Outstanding at October 31, 2014	1,686	$42.77	$56,957	6.0 years

Vested at October 31, 2014 or expected to vest	1,673	$42.58	$56,841	6.0 years
Exercisable at October 31, 2014	955	$30.86	$43,626	4.6 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$14 — $28	$29 — $44	$45 — $73
Number outstanding	610	543	533
Weighted-average remaining contractual life, in years	3.5	6.4	8.6
Weighted-average exercise price	$22.54	$41.90	$66.78
Number exercisable	578	318	59
Weighted-average exercise price	$22.28	$40.71	$61.62

As of October 31, 2014, there was $6,741 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

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

	2014	2013	2012
Expected volatility	40.1%-44.7%	45.3%-46.9%	45.4%-46.9%
Expected dividend yield	0.98%-1.03%	0.97%-1.01%	1.20%
Risk-free interest rate	1.51%-1.79%	0.75%-0.90%	1.03%-1.23%
Expected life of the option (in years)	5.4-6.1	5.4-6.1	5.4-6.1

The weighted-average expected volatility used to value options granted in 2014, 2013 and 2012 was 44.5 percent, 46.3 percent and 46.2 percent, respectively.

Notes to Consolidated Financial Statements — (Continued)

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2014, 2013 and 2012 was $27.92, $24.12 and $17.03, respectively.

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $17,223, $12,892 and $13,329, respectively.

Cash received from the exercise of stock options for 2014, 2013 and 2012 was $7,013, $6,018 and $4,934, respectively. The tax benefit realized from tax deductions from exercises for 2014, 2013 and 2012 was $6,385, $5,531 and $4,792, respectively.

Restricted shares and restricted share units — We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

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

The following table summarizes activity related to restricted shares during 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted at October 31, 2013	82	$52.67
Granted	28	$73.56
Vested	(39)	$48.13

Restricted at October 31, 2014	71	$63.53

As of October 31, 2014, there was $2,074 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to restricted shares was $1,784, $2,464 and $1,724 in 2014, 2013 and 2012, respectively. These amounts included common share dividends $52, 57, and $53 in 2014, 2013 and 2012, respectively.

The following table summarizes activity related to restricted share units in 2014:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2013	12	$51.79
Granted	12	$71.82
Vested	(19)	$62.07

Restricted share units at October 31, 2014	5	$61.59

Notes to Consolidated Financial Statements — (Continued)

As of October 31, 2014, there was no remaining expense to be recognized related to outstanding restricted share units. The amount charged to expense related to restricted share units during 2014, 2013 and 2012 was $890, $598 and $370, respectively.

Deferred directors’ compensation — Non-employee directors may defer all or part of their cash and equity-based compensation until retirement. Cash compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities, and share equivalent units are recorded as equity. Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at October 31, 2013	148	$23.22
Restricted stock units vested	13	$57.43
Dividend equivalents	1	$76.49
Distributions	(52)	$19.20

Outstanding at October 31, 2014	110	$29.74

The amount charged to expense related to director deferred compensation was $101, $183 and $265 in 2014, 2013 and 2012, respectively.

Performance share incentive awards — Executive officers and selected other key employees are eligible to receive common share-based incentive awards. Payouts, in the form of unrestricted common shares, vary based on the degree to which corporate financial performance exceeds predetermined threshold, target and maximum performance levels over three-year performance periods. No payout will occur unless certain threshold performance measures are exceeded.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. This value was $69.25 per share for 2014, $59.59 per share for 2013 and $42.12 per share for 2012. The amounts charged to expense for executive officers and selected other key employees in 2014, 2013 and 2012 were $4,304, $3,588 and $4,235, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2014, and 2013 was $7,570 and $8,083, respectively.

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their performance share-based incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $129, $79 and $35 for 2014, 2013 and 2012, respectively.

Shares reserved for future issuance — At October 31, 2014, there were 2,430 of common shares reserved for future issuance through the exercise of outstanding options or rights.

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Operating segments and geographic area data

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

No single customer accounted for 10 percent or more of sales in 2014, 2013 or 2012.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate		Total
Year ended October 31, 2014
Net external sales	$899,696		$561,784		$242,541		$—		$1,704,021
Depreciation	15,467		10,433		3,368		5,178		34,446
Operating profit (loss)	229,556	(a)	140,240	(b)	38,117	(e)	(40,808)		367,105
Identifiable assets(c)	747,063		919,052		130,624		495,676	(d)	2,292,415
Expenditures for long-lived assets	15,886		15,163		4,057		8,468		43,574
Year ended October 31, 2013
Net external sales	$793,488		$516,266		$233,167		$—		$1,542,921
Depreciation	15,326		9,180		3,084		4,176		31,766
Operating profit (loss)	203,757	(a)	123,403	(b)	33,786		(37,097)		323,849
Identifiable assets(c)	750,616		721,524		113,835		467,809	(d)	2,053,784
Expenditures for long-lived assets	20,498		10,080		6,239		10,402		47,219
Year ended October 31, 2012
Net external sales	$684,096		$515,992		$209,490		$—		$1,409,578
Depreciation	9,540		8,711		2,704		3,514		24,469
Operating profit (loss)	211,072	(a)	134,074		25,933	(e)	(35,599)		335,480
Identifiable assets(c)	611,357		718,354		110,982		395,331	(d)	1,836,024
Expenditures for long-lived assets	14,612		6,871		4,602		4,874		30,959

(a)	Includes $1,731 and $315 of severance and restructuring costs in 2014 and 2013, respectively. Includes $3,862 of cost of goods sold — restructuring and severance and restructuring costs in 2012.

(b)	Includes $579 and $811 of severance and restructuring costs 2014 and 2013, respectively.

(c)	Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

(d)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.

(e)	Includes $241 and $690 of severance and restructuring costs in 2014 and 2012, respectively.

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2014	2013	2012
Net external sales
United States	$503,776	$465,789	$388,904
Americas	120,993	123,654	109,074
Europe	494,538	416,725	381,005
Japan	127,057	127,945	127,509
Asia Pacific	457,657	408,808	403,086

Total net external sales	$1,704,021	$1,542,921	$1,409,578

Long-lived assets
United States	$159,946	$136,551	$127,486
Americas	2,451	4,154	3,180
Europe	21,039	22,576	14,896
Japan	5,967	4,384	3,431
Asia Pacific	35,036	33,314	25,938

Total long-lived assets	$224,439	$200,979	$174,931

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2014	2013	2012
Total profit for reportable segments	$367,105	$323,849	$335,480
Interest expense	(15,035)	(14,841)	(11,153)
Interest and investment income	581	421	463
Other-net	(138)	1,694	1,463

Income before income taxes	$352,513	$311,123	$326,253

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2014	2013	2012
Total assets for reportable segments	$2,292,415	$2,053,784	$1,836,024
Customer advance payments	25,578	28,341	20,894
Eliminations	(37,863)	(28,946)	(27,403)

Total consolidated assets	$2,280,130	$2,053,179	$1,829,515

Note 16 — Supplemental information for the statement of cash flows

	2014	2013	2012
Cash operating activities:
Interest paid	$14,115	$16,037	$9,285
Income taxes paid	87,797	93,074	70,935
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$8,584	$6,441	$12,981
Capitalized lease obligations terminated	864	468	894
Shares acquired and issued through exercise of stock options	—	148	2,323

Notes to Consolidated Financial Statements — (Continued)

Note 17 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2014:
Sales	$359,420	$417,461	$458,550	$468,590
Gross margin	194,782	235,552	257,511	257,253
Net income	34,880	61,934	77,879	72,080
Earnings per share:
Basic	0.54	0.97	1.23	1.14
Diluted	0.54	0.96	1.21	1.13
2013:
Sales	$347,043	$382,100	$402,960	$410,818
Gross margin	197,229	216,938	225,083	226,894
Net income	42,011	54,605	65,424	59,777
Earnings per share:
Basic	0.65	0.85	1.02	0.93
Diluted	0.65	0.84	1.01	0.92

The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

During the fourth quarter of 2014, we recorded pre-tax severance costs of $1,273. Additionally, we recorded a pre-tax gain of $1,005 related to a property insurance settlement.

During the second quarter of 2014, we recorded pre-tax severance costs of $1,278.

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

Note 18 — Contingencies

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

Environmental — We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2014, and 2013 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $615 and $668, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be different than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014.

We acquired Avalon Laboratories (Avalon) and Dima Group B.V. (Dima) on August 8, 2014 and August 29, 2014, respectively. They represented 9 percent of our total assets as of October 31, 2014. As the acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Avalon and Dima. This exclusion is in accordance with the SEC’s general guidance that assessments of recently acquired businesses may be omitted from our scope in the year of acquisition.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2014.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2014. Their report is included herein.

/s/ MICHAEL F. HILTON	/s/ GREGORY A. THAXTON
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer
December 15, 2014	December 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Avalon Laboratories and Dima Group B.V., which are included in the 2014 consolidated financial statements of Nordson Corporation and constituted 9 percent of total assets as of October 31, 2014. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of the Avalon Laboratories and Dima Group B.V.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014 of Nordson Corporation and our report dated December 15, 2014 expressed an unqualified opinion thereon.

Cleveland, Ohio

December 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 15, 2014 expressed an unqualified opinion thereon.

Cleveland, Ohio

December 15, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (senior vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2014. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2014 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors” of our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

The information required by this Item is incorporated by reference to the captions “Directors Compensation for Fiscal Year 2014,” “Summary Compensation for Fiscal Year 2014,” “Grants of Plan-Based Awards for Fiscal Year 2014,” “Option Exercises and Stock Vested for Fiscal Year 2014,” “Pension Benefits for Fiscal Year 2014,” “Nonqualified Deferred Compensation for Fiscal Year 2014” and “Potential Payments Upon Termination or Change of Control” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Ownership of Nordson Common Shares” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,686	$42.77	2,900
Equity compensation plans not approved by security holders	—	—	—

Total	1,686	$42.77	2,900

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst and Young LLP” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ending October 31, 2014

Consolidated Statements of Comprehensive Income for each of the three years in the period ending October 31, 2014

Consolidated Balance Sheets as of October 31, 2014 and October 31, 2013

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ending October 31, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ending October 31, 2014

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2014.

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

Date: December 15, 2014

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MICHAEL F. HILTON	December 15, 2014
Michael F. Hilton
Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ GREGORY A. THAXTON	December 15, 2014
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ JOSEPH P. KEITHLEY	December 15, 2014
Joseph P. Keithley
Chairman of the Board

/s/ LEE C. BANKS	December 15, 2014
Lee C. Banks
Director

/s/ RANDOLPH W. CARSON	December 15, 2014
Randolph W. Carson
Director

Signatures — (Continued)

/s/ ARTHUR L. GEORGE, JR.	December 15, 2014
Arthur L. George, Jr.
Director

/s/ FRANK M. JAEHNERT	December 15, 2014
Frank M. Jaehnert
Director

/s/ MICHAEL J. MERRIMAN, JR.	December 15, 2014
Michael J. Merriman, Jr.
Director

/s/ MARY G. PUMA	December 15, 2014
Mary G. Puma
Director

/s/ VICTOR L. RICHEY, JR.	December 15, 2014
Victor L. Richey, Jr.
Director

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Assumed from Acquisitions	Charged to Expense	Deductions	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2012	$3,311	648	710	801	(92)	$3,776
2013	$3,776	256	889	698	42	$4,265
2014	$4,265	121	867	551	(215)	$4,487
Inventory Obsolescence and Other Reserves
2012	$16,050	2,071	6,033	3,237	(412)	$20,505
2013	$20,505	3,969	5,075	2,961	(9)	$26,579
2014	$26,579	1,045	6,706	6,361	(1,225)	$26,744

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-b	Note Purchase and Private Shelf Agreement for $150 million between Nordson Corporation and New York Life Investment Management LLC dated as of June 30, 2011 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)
4-c	$500 million Credit Agreement dated December 9, 2011 between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated December 12, 2011)
4-e	Master Note Purchase Agreement dated July 26, 2012 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
4-f	Second Amendment to the Note Purchase and Private Shelf Agreement dated as of February 12, 2013 between Nordson Corporation and New York Life Investment Management LLC (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013)
4-g	Credit Agreement dated August 6, 2014 by and among Nordson Corporation, PNC Bank National Association and PNC Capital Markets LLC (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014)
(10)	Material Contracts
10-a	Amended and Restated Nordson Corporation 2004 Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-b-2	Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) *
10-c	Resolution of Board of Directors Authorizing Execution of Indemnification Agreements (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*
10-d	Restated Nordson Corporation Excess Defined Contribution Retirement Plan Agreement (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009) *
10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012)*

Index to Exhibits — Continued

Exhibit Number	Description
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)*
10-d-3	Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009)*
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-e-1	Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2012)*
10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-e-3	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009)*
10-g-1	Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10-g-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*
10-g-2	Nordson Corporation 2012 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2013)*
10-g-3	Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award (as amended November 24, 2014)*
10-g-4	Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award (as amended November 24, 2014)*
10-g-5	Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g -5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*
10-g-6	Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*
10-h	Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)
10-h-1	Form of Change in Control Retention Agreement between the Registrant and Executive Officers*
10-i	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-j	Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-m	Employment Agreement between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.3 to Registrant’s Form 8-K dated December 21, 2009)*

Index to Exhibits — Continued

Exhibit Number	Description
10-n	Employment Agreement (Change in Control Retention Agreement) between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 99.4 to Registrant’s Form 8-K dated December 21, 2009)*
10-o	Supplemental Retirement Agreement between the Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-o to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*
10-p	Stock Purchase Agreement by and among VP Acquisition Holdings, Inc., the Stockholders of VP Acquisition Holdings, Inc., the Optionholders of VP Acquisition Holdings, Inc., American Capital, Ltd., as Securityholder Representative, and Nordson Corporation dated as of July 15, 2011 (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)
10-q	Stock Purchase Agreement Dated May 18, 2012 by and among Nordson Corporation and Bertram Growth Capital I, Bertram Growth Capital II, Bertram Growth Capital II-A, and EDI Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
10-r	Agreement and Plan of Merger by and among Xaloy Superior Holdings, Inc., Nordson Corporation, Buckeye Merger Corp. and Sellers’ Representative dated as of June 2, 2012 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012)
10-s	Sale and Purchase Agreement dated July 16, 2013 relating to Kreyenborg and BKG between Mr. Jan-Udo Kreyenborg, Kreyenborg Verwaltungen und Beteiligungen GmbH & Co. KG, Kreyenborg Verwaltungs-GmbH and Nordson Corporation (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013)
10-t	Agreement and Primary Release of Claims dated June 24, 2014 between Registrant and Peter G. Lambert (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014)
10-u	Agreement and Plan of Merger by and among Avalon Laboratories Holding Corp., Nordson Medical Corporation, Arriba Merger Corp., American Capital Equity III, LP, as Securityholders’ Representative and for the limited purposes set forth herein, Nordson Corporation, dated as of August 1, 2014 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481)

Index to Exhibits — Continued

Exhibit Number	Description
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2014, 2013 and 2012 (iii) the Consolidated Balance Sheets at October 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.