Form 10-Q
period 2015-01-31
NORDSON CORP
filed 2015-03-06
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of January 31, 2015:  61,584,432

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three months ended
	January 31, 2015	January 31, 2014
(In thousands, except for per share data)
Sales	$379,008	$359,420
Operating costs and expenses:
Cost of sales	170,287	164,638
Selling and administrative expenses	145,903	140,923
	316,190	305,561
Operating profit	62,818	53,859
Other income (expense):
Interest expense	(4,089)	(3,575)
Interest and investment income	86	112
Other - net	(102)	(209)
	(4,105)	(3,672)
Income before income taxes	58,713	50,187
Income taxes	15,828	15,307
Net income	$42,885	$34,880
Average common shares	62,008	64,221
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	528	639
Average common shares and common share equivalents	62,536	64,860
Basic earnings per share	$0.69	$0.54
Diluted earnings per share	$0.69	$0.54
Dividends declared per share	$0.22	$0.18

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three months ended
	January 31, 2015	January 31, 2014
(In thousands)
Net income	$42,885	$34,880
Components of other comprehensive income (loss):
Translation adjustments	(30,867)	(5,610)
Amortization of prior service cost and net actuarial losses, net of tax	2,164	1,813
Total other comprehensive (loss)	(28,703)	(3,797)
Total comprehensive income	$14,182	$31,083

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2015	October 31, 2014
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$40,926	$42,314
Receivables - net	348,316	365,844
Inventories - net	212,610	210,871
Deferred income taxes	29,436	29,926
Prepaid expenses	26,358	23,728
Total current assets	657,646	672,683
Property, plant and equipment - net	229,669	224,439
Goodwill	1,040,045	1,052,537
Intangible assets - net	277,849	291,310
Deferred income taxes	5,304	6,559
Other assets	31,188	32,602
	$2,241,701	$2,280,130
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$163,427	$106,181
Accounts payable	60,170	68,500
Income taxes payable	17,184	16,586
Accrued liabilities	100,059	137,001
Customer advanced payments	30,490	25,578
Current maturities of long-term debt	10,743	10,751
Deferred income taxes	1,317	1,163
Current obligations under capital leases	4,790	5,108
Total current liabilities	388,180	370,868
Long-term debt	699,132	682,868
Deferred income taxes	86,789	87,092
Pension obligations	119,305	124,082
Postretirement obligations	68,911	68,300
Other long-term liabilities	41,483	42,123
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	332,707	328,605
Retained earnings	1,590,215	1,560,966
Accumulated other comprehensive loss	(131,902)	(103,199)
Common shares in treasury, at cost	(965,372)	(893,828)
Total shareholders' equity	837,901	904,797
	$2,241,701	$2,280,130

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Three months ended	January 31, 2015	January 31, 2014
(In thousands)
Cash flows from operating activities:
Net income	$42,885	$34,880
Depreciation and amortization	15,984	14,488
Non-cash stock compensation	4,482	5,542
Deferred income taxes	1,131	(230)
Other non-cash expense	706	168
Loss on sale of property, plant and equipment	546	192
Tax benefit from the exercise of stock options	(319)	(1,088)
Changes in operating assets and liabilities	(39,503)	(6,265)
Net cash provided by operating activities	25,912	47,687
Cash flows from investing activities:
Additions to property, plant and equipment	(16,821)	(7,891)
Proceeds from sale of property, plant and equipment	275	13
Acquisition of businesses, net of cash acquired	(371)	—
Net cash used in investing activities	(16,917)	(7,878)
Cash flows from financing activities:
Proceeds from short-term borrowings	57,464	5,258
Repayment of short-term borrowings	—	(963)
Proceeds from long-term debt	76,347	5,000
Repayment of long-term debt	(53,844)	(28,890)
Repayment of capital lease obligations	(1,575)	(1,543)
Issuance of common shares	832	2,224
Purchase of treasury shares	(73,075)	(4,564)
Tax benefit from the exercise of stock options	319	1,088
Dividends paid	(13,635)	(11,561)
Net cash used in financing activities	(7,167)	(33,951)
Effect of exchange rate changes on cash	(3,216)	(1,375)
Increase (decrease) in cash and cash equivalents	(1,388)	4,483
Cash and cash equivalents:
Beginning of year	42,314	42,375
End of quarter	$40,926	$46,858

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2015

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 31, 2014.

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

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements.  Vendor specific objective evidence (VSOE) is used, if available.  Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price is used if neither VSOE nor TPE is available.  Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory.  Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet.  Revenues deferred in 2015 and 2014 were not material.

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  315 options were excluded from the 2015 calculation of diluted earnings per share and no options were excluded from the 2014 calculation of diluted earnings per share.

2.	Recently issued accounting standards

In July 2013, the FASB issued an ASU which requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry forwards that would be utilized, rather than only against carry forwards that are created by the unrecognized tax benefits. The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. We adopted this standard on November 1, 2014 and the adoption did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the

Nordson Corporation

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

3.	Inventories

At January 31, 2015 and October 31, 2014, inventories consisted of the following:

	January 31, 2015	October 31, 2014
Raw materials and component parts	$85,998	$86,573
Work-in-process	30,591	27,994
Finished goods	130,430	130,544
	247,019	245,111
Obsolescence and other reserves	(26,824)	(26,744)
LIFO reserve	(7,585)	(7,496)
	$212,610	$210,871

4.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2015 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2014	$397,046	$631,433	$24,058	$1,052,537
Adjustment		371		371
Currency effect	(11,779)	(1,084)	—	(12,863)
Balance at January 31, 2015	$385,267	$630,720	$24,058	$1,040,045

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2015 and October 31, 2014.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$194,222	$44,596	$149,626
Patent/technology costs	91,351	27,821	63,530
Trade name	77,363	13,245	64,118
Non-compete agreements	8,005	7,525	480
Other	1,368	1,273	95
Total	$372,309	$94,460	$277,849

	October 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$200,028	$41,910	$158,118
Patent/technology costs	93,799	27,030	66,769
Trade name	77,846	12,173	65,673
Non-compete agreements	8,220	7,600	620
Other	1,369	1,239	130
Total	$381,262	$89,952	$291,310

Amortization expense for the three months ended January 31, 2015 and 2014 was $6,891 and $6,330, respectively.

Nordson Corporation

5.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2015 and January 31, 2014 were:

	U.S.		International
	2015	2014	2015	2014
Service cost	$2,400	$2,162	$741	$697
Interest cost	3,682	3,415	672	792
Expected return on plan assets	(4,580)	(4,161)	(417)	(431)
Amortization of prior service cost (credit )	30	59	(24)	(19)
Amortization of net actuarial loss	2,253	2,186	824	387
Settlement loss	—	—	1,275	—
Total benefit cost	$3,785	$3,661	$3,071	$1,426

The components of other postretirement benefit cost for the three months ended January 31, 2015 and January 31, 2014 were:

	U.S.		International
	2015	2014	2015	2014
Service cost	$275	$253	$8	$7
Interest cost	753	729	9	9
Amortization of prior service credit	(110)	(112)	—	—
Amortization of net actuarial loss	297	298	—	(3)
Total benefit cost	$1,215	$1,168	$17	$13

6.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  The effective tax rate for the three months ended January 31, 2015 was 27.0%, compared to 30.5% for the three months ended January 31, 2014.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2015 included a discrete tax benefit of $1,786 primarily related to 2014.

7.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2014	$2,727	$(105,926)	$(103,199)
Pension and postretirement plan changes, net of tax of $(1,106)	—	2,164	2,164
Current period charge	(30,867)	—	(30,867)
Balance at January 31, 2015	$(28,140)	$(103,762)	$(131,902)

8.	Stock-based compensation

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

Nordson Corporation

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made in or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,468 and $3,666 in the three months ended January 31, 2015 and 2014, respectively.

The following table summarizes activity related to stock options for the three months ended January 31, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2014	1,686	$42.77
Granted	315	$79.66
Exercised	(25)	$33.53
Forfeited or expired	(3)	$44.67
Outstanding at January 31, 2015	1,973	$48.78	$49,665	6.5 years
Vested or expected to vest at January 31, 2015	1,946	$48.39	$49,623	6.4 years
Exercisable at January 31, 2015	1,224	$35.96	$45,181	5.0 years

As of January 31, 2015, there was $11,775 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2015	January 31, 2014
Expected volatility	31.6%-39.5%	44.2%-44.7%
Expected dividend yield	1.10%	1.03%
Risk-free interest rate	1.70%-1.85%	1.51%-1.79%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

The weighted-average expected volatility used to value the 2015 and 2014 options was 34.3%, and 44.5%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2015 and 2014 was $24.63 and $27.94, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2015 and 2014 was $1,097 and $3,654, respectively.

Cash received from the exercise of stock options for the three months ended January 31, 2015 and 2014 was $832 and $2,224, respectively.  The tax benefit realized from tax deductions from exercises for the three months ended January 31, 2015 and 2014 was $319 and $1,088, respectively.

Restricted Shares and Restricted Share Units

We may grant restricted shares and/or restricted share units to our employees and directors.  These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

Nordson Corporation

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

The following table summarizes activity related to restricted shares during the three months ended January 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2014	71	$63.53
Granted	20	$79.66
Forfeited	(2)	$66.86
Vested	(34)	$57.12
Restricted shares at January 31, 2015	55	$73.10

As of January 31, 2015, there was $3,184 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.2 years.  The amount charged to expense related to restricted shares during the three months ended January 31, 2015 and 2014 was $472.  These amounts included common share dividends for the three months ended January 31, 2015 and 2014 of $13 each year.

The following table summarizes activity related to restricted share units during the three months ended January 31, 2015:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2014	5	$61.59
Granted	13	$76.19
Vested	(5)	$61.59
Restricted share units at January 31, 2015	13	$76.19

As of January 31, 2015, there was $720 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years.  The amount charged to expense related to restricted share units during the three months ended January 31, 2015 and 2014 was $243 and $222, respectively.

Deferred Directors’ Compensation

Non-employee directors may defer all or part of their cash and equity-based compensation until retirement.  Cash compensation may be deferred as cash or as share equivalent units.  Deferred cash amounts are recorded as liabilities, and share equivalent units are recorded as equity.  Additional share equivalent units are earned when common share dividends are declared.

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2014	110	$29.74
Restricted share units vested	5	$61.59
Dividend equivalents	1	$74.71
Distributions	(9)	$21.22
Outstanding at January 31, 2015	107	$32.17

Nordson Corporation

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2015 and 2014 was $25 and $27, respectively.

Performance Share Incentive Awards

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid.  This value was $76.48 per share for 2015, $69.25 per share for 2014 and $59.59 per share for 2013.  During the three months ended January 31, 2015 and 2014, $1,248 and $1,142, respectively, was charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2015 was $5,351.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended January 31, 2015 January 31, 2014 was $39 and $26, respectively.

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

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Beginning balance	$9,918	$9,409
Accruals for warranties	2,996	1,624
Warranty payments	(2,661)	(1,578)
Currency effect	(588)	(20)
Ending balance	$9,665	$9,435

10.	Operating segments

We conduct business across three primary business segments:  Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems.  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.  The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2014.

Nordson Corporation

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
January 31, 2015
Net external sales	$194,213	$132,218	$52,577	$—	$379,008
Operating profit (loss)	43,327	26,818	3,764	(11,091)	62,818
Three months ended
January 31, 2014
Net external sales	$209,471	$97,541	$52,408	$—	$359,420
Operating profit (loss)	47,920	10,378	4,956	(9,395)	53,859

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three months ended
	January 31, 2015	January 31, 2014
Total profit for reportable segments	$62,818	$53,859
Interest expense	(4,089)	(3,575)
Interest and investment income	86	112
Other-net	(102)	(209)
Income before income taxes	$58,713	$50,187

We have significant sales in the following geographic regions:

	Three months ended
	January 31, 2015	January 31, 2014
United States	$122,824	$115,506
Americas	28,268	27,265
Europe	108,566	116,475
Japan	21,533	26,245
Asia Pacific	97,817	73,929
Total net external sales	$379,008	$359,420

11.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	15,794	—	15,794	—
Total assets at fair value	$15,794	$—	$15,794	$—
Liabilities:
Deferred compensation plans (b)	$9,655	$9,655	$—	$—
Foreign currency forward contracts (a)	13,896	—	13,896	—
Total liabilities at fair value	$23,551	$9,655	$13,896	$—
(a)

We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.  Foreign currency forward contracts are valued using market exchange rates.  Foreign currency forward contracts are not designated as hedges.

Nordson Corporation

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended January 31, 2015, we recognized gains of $388 on foreign currency forward contracts and losses of $395 from the change in fair value of balance sheet positions.  For the three months ended January 31, 2014, we recognized losses of $3,429 on foreign currency forward contracts and gains of $3,512 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2015:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$347,239	$320,834	$338,406	$316,997
British pound	118,975	118,006	100,545	99,102
Japanese yen	20,376	20,332	5,615	5,621
Australian dollar	484	466	8,336	7,523
Hong Kong dollar	—	—	61,211	61,219
Singapore dollar	558	554	10,554	10,146
Others	6,653	6,433	28,551	26,849
Total	$494,285	$466,625	$553,218	$527,457

The carrying amounts and fair values of financial instruments at January 31, 2015, other than receivables and accounts payable, are shown in the table below.  The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$40,926	$40,926
Notes payable	163,427	163,427
Long-term debt, including current maturities	709,875	718,418
Foreign currency forward contracts (net)	1,899	1,899

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2015 and October 31, 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $615. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

14.	Subsequent Events

On February 20, 2015, we entered into a $600,000 unsecured multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans.  It may be increased from $600,000 to $850,000 under certain conditions.  The new facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  It replaced our existing revolving loan agreement that was scheduled to expire in December 2016.  Balances outstanding under the prior facility were transferred to the new facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used for dispensing and processing adhesives, coatings, polymers, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, treating surfaces and curing.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 6,000 employees and direct operations in more than 30 countries.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2014. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2014.

Nordson Corporation

Results of Operations

Sales

Worldwide sales for the three months ended January 31, 2015 were $379,008, a 5.4% increase from sales of $359,420 for the comparable period of 2014.  Sales volume increased 10.5%, consisting of 7.8% organic growth and 2.7% from the first year effect of the Avalon and Dima Group acquisitions. Unfavorable currency effects reduced sales by 5.1%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2015 were $194,213, a decrease of 7.3% from the comparable period of 2014.  Sales volume decreased 0.7%, and unfavorable currency translation effects reduced sales by 6.6%.  Organic growth in product lines serving disposable hygiene, general product assembly and plastic injection end markets was offset by softness in product lines serving plastic extrusion, pelletizing and recycling end markets. Sales volume increased in the Americas and Japan, which was offset by decreases in the United States, Europe and Asia Pacific.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2015 were $132,218 compared to $97,541 in the comparable period of 2014, an increase of 35.6%.  Sales volume increased 38.4%, consisting of 28.6% organic growth and 9.8% from acquisitions. Unfavorable currency effects reduced sales by 2.8%. Growth in automated dispensing equipment for mobile device and other niche electronic end markets was combined with growth in fluid management applications serving medical and general industrial end markets. Within this segment, sales volume increased in all geographies except for Japan.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2015 were $52,577, an increase of 0.3% from the comparable period of 2014.  Sales volume increased 3.9% and unfavorable currency effects reduced sales by 3.6%.  Sales growth was driven by demand for our cold materials and powder coating product lines.  Sales volume increased in the Americas, Europe and Asia Pacific, which was offset by decreases in the United States and Japan.

Sales outside the United States accounted for 67.6% of sales in the three months ended January 31, 2015 compared to 67.9% for the three months ended January 31, 2014.  On a geographic basis, sales in the United States increased 6.3% for the three months ended January 31, 2015 compared to the same period in 2014.  The increase in sales volume consisted of 0.3% organic growth and 6.0% from acquisitions.  Sales in the Americas region increased 3.7% from the comparable period of 2014. Sales volume increased by 8.9%, which consisted of 8.8% organic growth and 0.1% from acquisitions.  This increase in sales volume was offset by 5.2% of unfavorable currency effects. Sales in Europe decreased 6.8%, which consisted of a volume increase of 3.6% offset by unfavorable currency effects that reduced sales by 10.4%.  The increase in sales volume consisted of 1.9% organic growth and 1.7% from acquisitions.  Sales in Japan decreased 18.0% from the comparable period of 2014.  Sales volume was lower by 6.3%, which consisted solely of organic volume, and unfavorable currency effects reduced sales by 11.7%.  Asia Pacific sales increased 32.3% from the comparable period of 2014.  Sales volume was higher by 34.8%, which consisted of an increase in organic volume of 33.9% and 0.9% growth from acquisitions. Unfavorable currency effects reduced sales by 2.5%.

Operating Profit

Cost of sales for the three months ended January 31, 2015 were $170,287, up from $164,638 in 2014, an increase of 3.4%.  The gross margin was 55.1% for the three months ended January 31, 2015, compared to 54.2% in 2014.  The increase was due primarily to product line mix, as well as the higher sales volume in the Advanced Technology Systems segment which impacted total company gross margin.

Selling and administrative expenses for the three months ended January 31, 2015 were $145,903, compared to $140,923 for the comparable period of 2014.  The current quarter’s selling and administrative expense increase of $4,980, or 3.5%, was primarily due to the first-year effect of the Avalon and Dima Group acquisitions, higher compensation expenses related to increased employment levels and spending for initiatives to generate future growth and improve performance.  Selling and administrative expenses for the three months ended January 31, 2015 as a percent of sales decreased to 38.5% from 39.2% for the comparable period of 2014.

Operating profit as a percentage of sales was 16.6% in the three months ended January 31, 2015, compared to 15.0% for the comparable period in 2014. This increase was primarily due to product line mix resulting in higher gross margins and higher sales volume leveraged by base spending.

Operating profit as a percent of sales for the Adhesive Dispensing Systems segment decreased to 22.3% for the three months ended January 31, 2015, compared to 22.9% for the comparable period of the prior year.  This decrease is due primarily to slightly lower sales volume and currency effects as mentioned above.  For the Advanced Technology Systems segment, operating profit for the first three months as a percent of sales increased to 20.3% in the current year from 10.6% in the first three months of 2014.  The increase was primarily due to higher sales volume in automated dispensing equipment for mobile device and other niche electronic end markets.  Operating profit as a percent of sales for the Industrial Coating Systems segment was 7.2% for the three months ended January 31, 2015, down from 9.5% in the same period of 2014.  The decrease was primarily due to a greater mix of engineered systems in this segment.

Nordson Corporation

Interest and Other Income (Expense)

Interest expense for the three months ended January 31, 2015 was $4,089, up from $3,575 for the three months ended January 31, 2014, due to higher borrowing levels.

Other expense was $102 for the three months ended January 31, 2015, compared to $209 for the three months ended January 31, 2014.

Income Taxes

The effective tax rate for the three months ended January 31, 2015 was 27.0%, compared to 30.5% for the three months ended January 31, 2014. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2015 included a discrete tax benefit of $1,786 primarily related to 2014.

Net Income

Net income for the three months ended January 31, 2015 was $42,885, or $0.69 per share on a diluted basis, compared to $34,880 or $0.54 per share on a diluted basis in 2014.

Foreign Currency Effects

In the aggregate, average exchange rates for the three months ended January 31, 2015 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during the comparable 2014 period.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended January 31, 2015 were translated at exchange rates in effect during the same period of 2014, sales would have been approximately $18,418 higher while third-party costs and expenses would have been approximately $11,203 higher.

Financial Condition

Liquidity and Capital Resources

During the three months ended January 31, 2015, cash and cash equivalents decreased $1,388.  Cash provided by operations during this period was $25,912, compared to $47,687 for the three months ended January 31, 2014.  Cash of $65,734 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $55,040 for the same three-month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $39,822 of cash in the three months ended January 31, 2015, compared to $7,353 in the comparable period of 2014.

Cash used in investing activities was $16,917 for the three months ended January 31, 2015, compared to $7,878 in the comparable period of the prior year.  Capital expenditures in the three months ended January 31, 2015 were $16,821, compared to $7,891 in the comparable period of 2014. Current year expenditures were focused on a new facility in Colorado supporting our fluid management product lines, production machinery and continued investment in our information systems platform.

Cash used in financing activities was $7,167 for the three months ended January 31, 2015, compared to $33,951 for the three months ended January 31, 2014.  Net proceeds of long-term debt and short-term borrowings provided $79,967.  Principal uses of cash in the first quarter were $73,075 for the purchase of treasury shares and $13,635 for dividend payments.

The following is a summary of significant changes in balance sheet captions from October 31, 2014 to January 31, 2015.  Receivables decreased $17,528 due to lower sales in the first quarter of 2015 compared to the fourth quarter of 2014, which is consistent with the seasonality of our business. Prepaid expenses increased $2,630 primarily due to annual insurance and other payments made in the first quarter of the year.  The decrease of $13,461 in intangible assets – net was primarily due to amortization and currency translation effects.

The increase of $57,246 in notes payable was primarily due to the additional borrowing of $50,000 on our PNC Bank credit facility.  The decrease of $36,942 in accrued liabilities was primarily due to payments of annual incentive compensation in the first quarter.  The $4,777 decrease in long-term pension obligations was due to contributions to U.S. plans during the three months ended January 31, 2015.

Nordson Corporation

The board of directors approved a common share repurchase program of up to $200,000 in August 2013. Replacing this program in December 2014, the board of directors authorized a new $300,000 share repurchase program. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the three months ended January 31, 2015, 932 shares were repurchased under these programs for a total amount of $70,891.

Contractual Obligations

We have a $500,000 unsecured, multicurrency credit facility with a group of banks that expires in December 2016 and may be increased to $750,000 under certain conditions.  At January 31, 2015, $372,800 was outstanding under this facility, compared to $375,242 outstanding at October 31, 2014.  This facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all debt covenants at January 31, 2015, and the amount we could borrow under the facility would not have been limited by any debt covenants.

Subsequent to January 31, 2015, we replaced our existing revolving loan agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans.  It may be increased from $600,000 to $850,000 under certain conditions.  The new facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.   Balances outstanding under the prior facility were transferred to the new facility.

We entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC in 2011, and the amount of the facility was increased from $150,000 to $175,000 in 2013. Borrowings under the agreement may be up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each borrowing can be fixed or floating and is based upon the market rate at the borrowing date.  At January 31, 2015, $78,333 was outstanding under this facility compared to $53,333 at October 31, 2014. The increase is due to an additional borrowing of $25,000 in January 2015 per the provisions of the loan agreement.  This facility has fixed rates of 2.21 percent and 2.56 percent per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at January 31, 2015, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent.  We were in compliance with all covenants at January 31, 2015.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd.  The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate.  At January 31, 2015, there was €50,500 ($57,017) outstanding under this agreement, compared to €50,500 ($63,244) outstanding at October 31, 2014.  The interest rate was 0.925 percent at January 31, 2015. We were in compliance with all covenants at January 31, 2015.

In 2014, we entered into a 364-day $100,000 unsecured credit facility with PNC Bank. We borrowed $100,000 under this facility to partially fund the Avalon acquisition. In January 2015, we borrowed an additional $50,000 to fund daily operations. The interest rate for borrowings under this facility was 0.92 percent at January 31, 2015. We were in compliance with all covenants at January 31, 2015.

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

Outlook

Our revenue growth in the first quarter and expected for the year is reflective of solid order growth but also of negative currency translation effects of a much stronger US dollar.  We are optimistic about growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. However, we move forward with caution given continuing slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  Our cash and available borrowing capacity will enable us to make other strategic investments.

Nordson Corporation

For the second quarter of 2015, sales are expected to be in the range of down 5.0% to down 1.0% as compared to the second quarter a year ago.  This outlook is inclusive of organic volume growth of down 1.0% to up 3.0% and 3.0% growth from the first year effect of acquisitions.  Currency translation based on the current exchange rate environment would be negative 7.0%.  Diluted earnings per share are expected to be in the range of $0.80 to $0.90.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our 10-K for the year ended October 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our 10-K for the year ended October 31, 2014.  The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2015.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2015 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nordson Corporation

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2015 and October 31, 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $615. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2014.  The information disclosed has not changed materially in 2015.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2015:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs (2)	or Programs (2)
November 1, 2014 to November 30, 2014	254	$77.54	245	$13,438
December 1, 2014 to December 31, 2014	271	$77.86	271	$292,355
January 1, 2015 to January 31, 2015	416	$74.02	416	$261,556
Total	941		932

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting for restricted stock.
(2)

In August 2013 the board of directors approved a repurchase program of our common shares up to $200,000.  Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1

Second Amended and Restated Credit Agreement dated February 20, 2015 between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated February 26, 2015).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheet at January 31, 2015 and October 31, 2014, (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2015	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)