Form 10-Q
period 2015-04-30
NORDSON CORP
filed 2015-06-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of April 30, 2015:  60,832,553

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
(In thousands, except for per share data)
Sales	$400,727	$417,461	$779,735	$776,881
Operating costs and expenses:
Cost of sales	178,837	181,909	349,124	346,547
Selling and administrative expenses	145,476	142,718	291,379	283,641
	324,313	324,627	640,503	630,188
Operating profit	76,414	92,834	139,232	146,693
Other income (expense):
Interest expense	(4,313)	(3,532)	(8,402)	(7,107)
Interest and investment income	151	217	237	329
Other - net	(687)	(406)	(789)	(615)
	(4,849)	(3,721)	(8,954)	(7,393)
Income before income taxes	71,565	89,113	130,278	139,300
Income taxes	22,351	27,179	38,179	42,486
Net income	$49,214	$61,934	$92,099	$96,814
Average common shares	61,116	63,964	61,569	64,095
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	522	593	525	616
Average common shares and common share equivalents	61,638	64,557	62,094	64,711
Basic earnings per share	$0.81	$0.97	$1.50	$1.51
Diluted earnings per share	$0.80	$0.96	$1.48	$1.50
Dividends declared per share	$0.22	$0.18	$0.44	$0.36

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
(In thousands)
Net income	$49,214	$61,934	$92,099	$96,814
Components of other comprehensive income (loss):
Translation adjustments	(306)	6,862	(30,561)	1,252
Amortization of prior service cost and net actuarial losses, net of tax	2,123	1,645	4,287	3,458
Total other comprehensive income (loss)	1,817	8,507	(26,274)	4,710
Total comprehensive income	$51,031	$70,441	$65,825	$101,524

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$51,454	$42,314
Receivables - net	316,091	365,844
Inventories - net	239,406	210,871
Deferred income taxes	29,297	29,926
Prepaid expenses	25,895	23,728
Total current assets	662,143	672,683
Property, plant and equipment - net	241,667	224,439
Goodwill	1,039,327	1,052,537
Intangible assets - net	270,937	291,310
Deferred income taxes	4,040	6,559
Other assets	32,123	32,602
	$2,250,237	$2,280,130
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$57,747	$106,181
Accounts payable	65,975	68,500
Income taxes payable	19,326	16,586
Accrued liabilities	104,775	137,001
Customer advanced payments	33,524	25,578
Current maturities of long-term debt	10,744	10,751
Deferred income taxes	4,898	1,163
Current obligations under capital leases	1,285	5,108
Total current liabilities	298,274	370,868
Long-term debt	819,203	682,868
Deferred income taxes	87,669	87,092
Pension obligations	115,314	124,082
Postretirement obligations	69,585	68,300
Other long-term liabilities	41,962	42,123
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	339,473	328,605
Retained earnings	1,625,950	1,560,966
Accumulated other comprehensive loss	(129,473)	(103,199)
Common shares in treasury, at cost	(1,029,973)	(893,828)
Total shareholders' equity	818,230	904,797
	$2,250,237	$2,280,130

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statement of Cash Flows

Six months ended	April 30, 2015	April 30, 2014
(In thousands)
Cash flows from operating activities:
Net income	$92,099	$96,814
Depreciation and amortization	32,222	29,231
Non-cash stock compensation	8,590	9,714
Deferred income taxes	2,425	356
Other non-cash expense	231	72
Loss on sale of property, plant and equipment	5	162
Tax benefit from the exercise of stock options	(1,814)	(1,795)
Changes in operating assets and liabilities	(16,322)	(32,365)
Net cash provided by operating activities	117,436	102,189
Cash flows from investing activities:
Additions to property, plant and equipment	(36,183)	(16,494)
Proceeds from sale of property, plant and equipment	421	99
Acquisition of businesses, net of cash acquired	(371)	—
Net cash used in investing activities	(36,133)	(16,395)
Cash flows from financing activities:
Proceeds from short-term borrowings	57,961	6,675
Repayment of short-term borrowings	(106,291)	(1,675)
Proceeds from long-term debt	310,055	37,723
Repayment of long-term debt	(166,531)	(41,820)
Repayment of capital lease obligations	(3,150)	(3,086)
Issuance of common shares	3,174	3,499
Purchase of treasury shares	(138,855)	(58,068)
Tax benefit from the exercise of stock options	1,814	1,795
Dividends paid	(27,116)	(23,104)
Net cash used in financing activities	(68,939)	(78,061)

Effect of exchange rate changes on cash	(3,224)	(376)
Increase in cash and cash equivalents	9,140	7,357
Cash and cash equivalents:
Beginning of year	42,314	42,375
End of quarter	$51,454	$49,732

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2015

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three and six months ending April 30, 2015 were 312 and 313, respectively.  Options excluded from the calculation of diluted earnings per share for the three and six months ending April 30, 2014 were 276 and 138, respectively.

2.	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  It will be effective for us beginning in 2018, with a possible one-year deferral as a result of a current proposal by the FASB. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

Nordson Corporation

In April 2015, the FASB issued a new standard regarding the presentation of debt issuance costs.  Under this standard, a company is required to present unamortized debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a separate asset. The recognition and measurement guidance for debt issuance costs are not affected by this new standard.  It will be effective for us beginning in 2017. We do not expect this standard to have a material impact on our consolidated financial statements.

3.	Inventories

At April 30, 2015 and October 31, 2014, inventories consisted of the following:

	April 30, 2015	October 31, 2014
Raw materials and component parts	$96,901	$86,573
Work-in-process	37,638	27,994
Finished goods	140,058	130,544
	274,597	245,111
Obsolescence and other reserves	(27,639)	(26,744)
LIFO reserve	(7,552)	(7,496)
	$239,406	$210,871

4.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended April 30, 2015 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2014	$397,046	$631,433	$24,058	$1,052,537
Adjustment		371		371
Currency effect	(12,437)	(1,144)	—	(13,581)
Balance at April 30, 2015	$384,609	$630,660	$24,058	$1,039,327

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2015 and October 31, 2014.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$194,102	$48,552	$145,550
Patent/technology costs	91,520	29,485	62,035
Trade name	77,392	14,471	62,921
Non-compete agreements	7,993	7,614	379
Other	1,366	1,314	52
Total	$372,373	$101,436	$270,937

	October 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$200,028	$41,910	$158,118
Patent/technology costs	93,799	27,030	66,769
Trade name	77,846	12,173	65,673
Non-compete agreements	8,220	7,600	620
Other	1,369	1,239	130
Total	$381,262	$89,952	$291,310

Amortization expense for the three months ended April 30, 2015 and 2014 was $6,976 and $6,310, respectively. Amortization expense for the six months ended April 30, 2015 and 2014 was $13,867 and $12,640, respectively.

Nordson Corporation

5.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2015 and April 30, 2014 were:

	U.S.		International
Three Months Ended	2015	2014	2015	2014
Service cost	$3,031	$1,874	$692	$714
Interest cost	3,841	3,545	627	817
Expected return on plan assets	(4,578)	(4,487)	(395)	(448)
Amortization of prior service cost (credit)	30	59	(22)	(20)
Amortization of net actuarial loss	2,633	1,784	485	399
Total benefit cost	$4,957	$2,775	$1,387	$1,462

	U.S.		International
Six Months Ended	2015	2014	2015	2014
Service cost	$5,431	$4,036	$1,433	$1,412
Interest cost	7,523	6,960	1,299	1,608
Expected return on plan assets	(9,158)	(8,648)	(812)	(880)
Amortization of prior service cost (credit)	60	118	(46)	(39)
Amortization of net actuarial loss	4,886	3,970	1,309	787
Settlement loss	—	—	1,275	—
Total benefit cost	$8,742	$6,436	$4,458	$2,888

The components of other postretirement benefit cost for the three and six months ended April 30, 2015 and April 30, 2014 were:

	U.S.		International
Three Months Ended	2015	2014	2015	2014
Service cost	$175	$265	$7	$7
Interest cost	735	802	9	9
Amortization of prior service credit	(109)	(112)	—	—
Amortization of net actuarial loss	280	419	—	(3)
Total benefit cost	$1,081	$1,374	$16	$13

	U.S.		International
Six Months Ended	2015	2014	2015	2014
Service cost	$450	$518	$15	$14
Interest cost	1,488	1,531	18	19
Amortization of prior service credit	(219)	(224)	—	—
Amortization of net actuarial loss	577	717	—	(7)
Total benefit cost	$2,296	$2,542	$33	$26

6.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six month periods ended April 30, 2015 were 31.2% and 29.3%, respectively.  The effective tax rate for both the three and six month periods ended April 30, 2014 was 30.5%.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the six months ended April 30, 2015 included a discrete tax benefit of $1,686 primarily related to 2014.

Nordson Corporation

7.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2014	$2,727	$(105,926)	$(103,199)
Pension and postretirement plan changes, net of tax of $(2,280)	—	4,287	4,287
Current period charge	(30,561)	—	(30,561)
Balance at April 30, 2015	$(27,834)	$(101,639)	$(129,473)

8.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,103 and $2,178 in the three months ended April 30, 2015 and 2014, respectively. Corresponding amounts for the six months ended April 30, 2015 and April 30, 2014 were $4,571 and $5,844, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2014	1,686	$42.77
Granted	315	$79.66
Exercised	(125)	$28.21
Forfeited or expired	(12)	$63.77
Outstanding at April 30, 2015	1,864	$49.85	$55,540	6.4 years
Vested or expected to vest at April 30, 2015	1,842	$49.54	$55,467	6.3 years
Exercisable at April 30, 2015	1,125	$36.80	$48,216	5.0 years

As of April 30, 2015, there was $9,556 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

Nordson Corporation

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	April 30, 2015	April 30, 2014
Expected volatility	31.6%-39.5%	40.1%-44.7%
Expected dividend yield	1.10%	0.98%-1.03%
Risk-free interest rate	1.70%-1.85%	1.51%-1.79%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2015 and 2014 was $24.63 and $27.92, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2015 and 2014 was $5,082 and $2,307, respectively.  The total intrinsic value of options exercised during the six months ended April 30, 2015 and 2014 was $6,179 and $5,961, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2015 and 2014 was $3,174 and $3,499, respectively.  The tax benefit realized from tax deductions from exercises for the six months ended April 30, 2015 and 2014 was $1,814 and $1,795, respectively.

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

The following table summarizes activity related to restricted shares during the six months ended April 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2014	71	$63.53
Granted	21	$79.53
Forfeited	(2)	$66.86
Vested	(34)	$57.23
Restricted shares at April 30, 2015	56	$73.35

As of April 30, 2015, there was $2,857 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.0 years.  The amount charged to expense related to restricted shares during the three months ended April 30, 2015 and 2014 was $464 and $424, respectively. These amounts included common share dividends for the three months ended April 30, 2015 and 2014 of $12. For the six months ended April 30, 2015 and 2014, the amounts charged to expense related to restricted shares were $936 and $895, respectively.  These amounts included common share dividends for the six months ended April 30, 2015 and 2014 of $25.

Nordson Corporation

The following table summarizes activity related to restricted share units during the six months ended April 30, 2015:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2014	5	$61.59
Granted	13	$76.19
Vested	(5)	$61.59
Restricted share units at April 30, 2015	13	$76.19

As of April 30, 2015, there was $480 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years.  The amount charged to expense related to restricted share units during the three months ended April 30, 2015 and 2014 was $243 and $223, respectively.  For the six months ended April 30, 2015 and 2014, the amounts were $486 and $445, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2014	110	$29.74
Restricted share units vested	5	$61.59
Dividend equivalents	1	$74.21
Distributions	(15)	$21.35
Outstanding at April 30, 2015	101	$32.91

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2015 and 2014 was $22 and $25, respectively. For the six months ended April 30, 2015 and 2014, the corresponding amounts were $47 and $52, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid.  This value was $76.48 per share for 2015, $69.25 per share for 2014 and $59.59 per share for 2013.  During the three months ended April 30, 2015 and 2014, $1,242 and $1,303, respectively, was charged to expense. For the six months ended April 30, 2015 and 2014, the corresponding amounts were $2,491 and $2,445, respectively.  The cumulative amount recorded in shareholders’ equity at April 30, 2015 was $6,593.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended April 30, 2015 and 2014 was $45 and $32, respectively. For the six months ended April 30, 2015 and 2014, the corresponding amounts were $84 and $58, respectively.

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2015 and 2014:

	April 30, 2015	April 30, 2014
Beginning balance	$9,918	$9,409
Accruals for warranties	6,720	4,087
Warranty payments	(5,556)	(3,993)
Currency effect	(339)	63
Ending balance	$10,743	$9,566

10.	Operating segments

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

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate	Total
Three months ended
April 30, 2015
Net external sales	$203,273		$129,482		$67,972	$—	$400,727
Operating profit (loss)	50,780		24,770		11,514	(10,650)	76,414
Three months ended
April 30, 2014
Net external sales	$231,954		$127,628		$57,879	$—	$417,461
Operating profit (loss)	62,699	(a)	30,842	(b)	9,335	(10,042)	92,834
Six months ended
April 30, 2015
Net external sales	$397,486		$261,700		$120,549	$—	$779,735
Operating profit (loss)	94,109		51,588		15,278	(21,743)	139,232
Six months ended
April 30, 2014
Net external sales	$441,425		$225,169		$110,287	$—	$776,881
Operating profit (loss)	110,619	(a)	41,220	(b)	14,291	(19,437)	146,693

(a)	Includes $699 of severance and restructuring costs in the three and six months ended April 30, 2014.
(b)	Includes $579 of severance and restructuring costs in the three and six months ended April 30, 2014.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Total profit for reportable segments	$76,414	$92,834	$139,232	$146,693
Interest expense	(4,313)	(3,532)	(8,402)	(7,107)
Interest and investment income	151	217	237	329
Other-net	(687)	(406)	(789)	(615)
Income before income taxes	$71,565	$89,113	$130,278	$139,300

We have significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
United States	$140,030	$125,693	$262,854	$241,199
Americas	31,028	31,144	59,296	58,409
Europe	105,097	122,058	213,663	238,533
Japan	28,499	28,889	50,032	55,134
Asia Pacific	96,073	109,677	193,890	183,606
Total net external sales	$400,727	$417,461	$779,735	$776,881

11.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at April 30, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	5,506	—	5,506	—
Total assets at fair value	$5,506	$—	$5,506	$—
Liabilities:
Deferred compensation plans (b)	$9,945	$9,945	$—	$—
Foreign currency forward contracts (a)	2,493	—	2,493	—
Total liabilities at fair value	$12,438	$9,945	$2,493	$—

(a)

We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.  Foreign currency forward contracts are valued using market exchange rates.  Foreign currency forward contracts are not designated as hedges.

(b)

Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive award and for executive officers, up to 90 percent of their long-term performance share incentive award, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds.  Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended April 30, 2015, we recognized gains of $1,114 on foreign currency forward contracts and losses of $1,669 from the change in fair value of balance sheet positions.  For the three months ended April 2014, we recognized gains of $1,100 on foreign currency forward contracts and losses of $1,332 from the change in fair value of balance sheet positions. For the six months ended April 30, 2015, we recognized gains of $1,503 on foreign currency forward contracts and losses of $2,065 from the change in fair value of balance sheet positions.  For the six months ended April 30, 2014, we recognized losses of $2,329 on foreign currency forward contracts and gains of $2,181 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2015:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$372,491	$378,572	$370,074	$378,887
British pound	124,115	127,047	106,410	108,506
Japanese yen	32,306	32,271	20,685	20,685
Australian dollar	463	475	7,487	7,658
Hong Kong dollar	56,255	56,296	116,757	116,852
Singapore dollar	365	378	10,493	10,761
Others	5,356	5,480	30,583	31,290
Total	$591,351	$600,519	$662,489	$674,639

The carrying amounts and fair values of financial instruments at April 30, 2015, other than receivables and accounts payable, are shown in the table below.  The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$51,454	$51,454
Notes payable	57,747	57,747
Long-term debt, including current maturities	829,947	826,304
Foreign currency forward contracts (net)	3,013	3,013

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

Nordson Corporation

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2015 and October 31, 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565 and $615, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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

Results of Operations

Sales

Worldwide sales for the three months ended April 30, 2015 were $400,727, a 4.0% decrease from sales of $417,461 for the comparable period of 2014.  Sales volume increased 3.6%, consisting of 0.8% organic growth and 2.8% from the first year effect of the Avalon and Dima Group acquisitions.  Unfavorable currency effects reduced sales by 7.6%.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2015 were $203,273 compared to $231,954 in the comparable period of 2014, a decrease of 12.4%.  Sales volume decreased 2.3%, and unfavorable currency translation effects reduced sales by 10.1%.  Organic growth in product lines serving disposable hygiene, general product assembly, rigid packaging and injection molding end markets was offset by softness in product lines serving plastic extrusion, polymer compounding and pelletizing end markets. Within this segment, sales volume increased in Europe and Japan, and was offset by decreases in the United States, Americas and Asia Pacific.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2015 were $129,482 compared to $127,628 in the comparable period of 2014, an increase of 1.5%.  Sales volume increased 5.3%, consisting of an increase of 9.2% from the first year effect of acquisitions and was offset by a decrease of 3.9% in organic volume. Unfavorable currency effects reduced sales by 3.8%. Growth in test and inspection end markets, as well as growth in fluid management applications serving medical and general industrial end markets was offset by lower demand for automated dispensing systems.  Within this segment, sales volume increased in all geographies except for Asia Pacific.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2015 were $67,972 compared to $57,879 in the comparable period of 2014, an increase of 17.4%.  Sales volume increased 23.3% and unfavorable currency effects reduced sales by 5.9%.  Sales growth was driven by demand in our consumer durable, automotive, industrial and container end markets.  Within this segment, sales volume increased in all geographies except for Asia Pacific.

Sales outside the United States accounted for 65.1% of sales in the three months ended April 30, 2015 compared to 69.9% for the three months ended April 30, 2014.  On a geographic basis, sales in the United States increased 11.4% for the three months ended

Nordson Corporation

April 30, 2015 compared to the same period in 2014.  The increase in sales volume consisted of 5.1% organic growth and 6.3% from acquisitions.  Sales in the Americas region decreased 0.4% from the comparable period of 2014. Organic sales volume increased by 9.3% and was offset by 9.7% of unfavorable currency effects. Sales in Europe decreased 13.9% from the comparable period of 2014.  This decrease in sales volume consisted of 1.4% organic growth and 2.5% from acquisitions, offset by unfavorable currency effects which reduced sales by 17.8%.  Sales in Japan decreased 1.3% from the comparable period of 2014.  Sales volume was higher by 15.6%, which consisted solely of organic volume, and unfavorable currency effects reduced sales by 16.9%.  Asia Pacific sales decreased 12.4% from the comparable period of 2014.  Sales volume was lower by 10.4%, which consisted of a decrease in organic volume of 11.1% offset by 0.7% growth from acquisitions. Unfavorable currency effects reduced sales by 2.0%.

Worldwide sales for the six months ended April 30, 2015 were $779,735, a 0.4% increase from sales of $776,881 for the comparable period of 2014.  Sales volume increased 6.9%, consisting of 4.2% organic growth and 2.7% from the first year effect of acquisitions.  Unfavorable currency effects reduced sales by 6.5%.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2015 were $397,486 compared to $441,425 in the comparable period of 2014, a decrease of 10.0%.  Sales volume decreased 1.5%, and unfavorable currency translation effects reduced sales by 8.5%.  Organic growth in product lines serving disposable hygiene, general product assembly, rigid packaging and injection molding end markets was offset by softness in product lines serving extrusion, polymer compounding and pelletizing end markets. Sales volume increased in the Americas and Japan, and was offset by decreases in the United States, Europe and Asia Pacific.

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2015 were $261,700 compared to $225,169 in the comparable period of 2014, an increase of 16.2%.  Sales volume increased 19.6%, consisting of organic growth of 10.1% and an increase of 9.5% from the first year effect of acquisitions. Unfavorable currency effects reduced sales by 3.4%. Growth in test and inspection end markets was combined with growth in fluid management applications serving medical and general industrial end markets. Within this segment, sales volume increased in all geographies.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2015 were $120,549 compared to $110,287 in the comparable period of 2014, an increase of 9.3%.  Sales volume increased 14.1% and unfavorable currency effects reduced sales by 4.8%.  Sales growth was driven by demand in our consumer durable, automotive, cold materials, industrial and container end markets.  Within this segment, sales volume increased in all geographies.

Sales outside the United States accounted for 66.3% of sales in the six months ended April 30, 2015 compared to 69.0% for the six months ended April 30, 2014.  On a geographic basis, sales in the United States increased 9.0% for the six months ended April 30, 2015 compared to the same period in 2014.  The increase in sales volume consisted of 2.9% organic growth and 6.1% from acquisitions.  Sales in the Americas region increased 1.5% from the comparable period of 2014. Sales volume increased 9.1%, and was offset by unfavorable currency effects of 7.6%. This increase in sales volume consisted of a 9.0% increase in organic volume and a 0.1% increase from acquisitions. Sales in Europe decreased 10.4% from the comparable period of 2014.  Sales volume was higher by 3.8%, which consisted of 1.7% organic growth and 2.1% from acquisitions.  Unfavorable currency effects reduced sales by 14.2%.  Sales in Japan decreased 9.3% from the comparable period of 2014.  Sales volume was higher by 5.1%, which consisted solely of organic volume, and unfavorable currency effects reduced sales by 14.4%.  Asia Pacific sales increased 5.6% from the comparable period of 2014.  Sales volume was higher by 7.8%, which consisted of 7.0% organic growth and 0.8% from acquisitions. Unfavorable currency effects reduced sales by 2.2%.

Operating Profit

Cost of sales for the three months ended April 30, 2015 were $178,837, down from $181,909 in the comparable period of 2014.  Cost of sales for the six months ended April 30, 2015 were $349,124, up from 346,547 in the comparable period of 2014.

Gross margin was 55.4% for the three months ended April 30, 2015, compared to 56.4% in 2014, and 55.2% for the six months ended April 30, 2015, as compared to 55.4% for the six months ended April 30, 2014. The decrease was primarily due to the unfavorable effects of currency translation.

Selling and administrative expenses for the three months ended April 30, 2015 were $145,476, an increase of 1.9% as compared to $142,718 for the comparable period of 2014.  Selling and administrative expenses for the six months ended April 30, 2015 were $291,379, an increase of 2.7% as compared to $283,641 for the comparable period of 2014.  The increases were primarily due to the first year effect of 2014 acquisitions, higher compensation expenses related to increased employment levels and spending for initiatives to generate future growth and improve performance.

Nordson Corporation

Selling and administrative expenses for the three months ended April 30, 2015 as a percent of sales increased to 36.3% from 34.2% for the comparable period of 2014. For the six months ended April 30, 2015, these expenses as a percent of sales increased to 37.4% from 36.5% for the comparable period of 2014.

Operating profit as a percentage of sales was 19.1% for the three months ended April 30, 2015, compared to 22.2% for the comparable period in 2014. For the six months ended April 30, 2015, operating profit as a percentage of sales was 17.9%, as compared to 18.9% for the comparable period of 2014. These decreases were primarily due to the unfavorable effects of currency translation.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales decreased to 25.0% for the three months ended April 30, 2015 from 27% in 2014 and to 23.7% for the six months ended April 30, 2015 from 25.1% for the comparable period of 2014. The decreases were primarily due to the unfavorable effects of currency translation.

For the Advanced Technology Systems segment, operating profit as a percent of sales decreased to 19.1% for the three months ended April 30, 2015 from 24.2% for the three months ended April 30, 2014.  The decrease was primarily due to negative leverage on lower organic volume and the impact of currency translation.  For the six months ended April 30, 2015, operating profit as a percent of sales was 19.7%, up from 18.3% for the comparable period of 2014.  The increase was primarily due to the leverage of higher sales volume in test and inspection end markets and fluid management applications serving medical and general industrial end markets.

For the Industrial Coating Systems segment, operating profit as a percent of sales increased to 16.9% for the three months ended April 30, 2015 from 16.1% for the three months ended April 30, 2014.  This increase was primarily due to the leverage of higher sales volume.  For the six months ended April 30, 2015, operating profit as a percent of sales was 12.7%, compared to 13.0% for the same period of 2014.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2015 was $4,313, up from $3,532 for the three months ended April 30, 2014.  Interest expense for the six months ended April 30, 2015 was $8,402, up from $7,107 for the six months ended April 30, 2014.  These increases were due primarily to higher borrowing levels between periods.

Other expense was $687 for the three months ended April 30, 2015, compared to $406 for the three months ended April 30, 2014. Other expense was $789 for the six months ended April 30, 2015, compared to $615 for the six months ended April 30, 2014.

Income Taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operated earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for the three and six months ended April 30, 2015 were 31.2% and 29.3%, respectively.  The effective tax rates for both the three and six months ended April 30, 2014 were 30.5%.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the six months ended April 30, 2015 included a discrete tax benefit of $1,686 primarily related to 2014.

Net Income

Net income for the three months ended April 30, 2015 was $49,214, or $0.80 per share on a diluted basis, compared to $61,934 or $0.96 per share on a diluted basis in the same period of 2014.  This represented a 20.5% decrease in net income and a 16.7% decrease in earnings per share.  For the six months ended April 30, 2015, net income was $92,099, or $1.48 per share on a diluted basis, compared to $96,814 or $1.50 per share on a diluted basis in the same period of 2014. This represented a 4.9% decrease in net income and a 1.3% decrease in earnings per share.  The percentage change in earnings per share is less than the percentage change in net income due to a lower number of shares outstanding in the current year as a result of share repurchases.

Nordson Corporation

Foreign Currency Effects

In the aggregate, average exchange rates for 2015 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2014.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended April 30, 2015 were translated at exchange rates in effect during the same period of 2014, sales would have been approximately $31,843 higher while third-party costs and expenses would have been approximately $19,041 higher.  If transactions for the six months ended April 30, 2015 were translated at exchange rates in effect during the same period of 2014, sales would have been approximately $50,260 higher and third-party costs would have been approximately $30,244 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2015, cash and cash equivalents increased $9,140.  Cash provided by operations during this period was $117,436, compared to $102,189 for the six months ended April 30, 2014.  Cash of $135,572 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $136,349 for the same six month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $18,136 of cash in the six months ended April 30, 2015, compared to $34,160 in the first six months of 2014.

Cash used in investing activities was $36,133 for the six months ended April 30, 2015, compared to $16,395 in the comparable period of the prior year.  Capital expenditures in the six months ended April 30, 2015 were $36,183, up from $16,494 in the comparable period of 2014. Current year expenditures included a new facility in Colorado supporting our fluid management product lines, production machinery and continued investment in our information systems platform.

Cash used in financing activities was $68,939 for the six months ended April 30, 2015, compared to $78,061 for the six months ended April 30, 2014.  In the current year, cash of $138,855 was used for the repurchase of treasury shares, and cash of $27,116 was used for dividend payments.  Cash of $3,174 was provided by the issuance of common stock related to stock option exercises, and cash of $95,194 was provided by net short-term and long-term borrowings.

The following is a summary of significant changes in balance sheet captions from October 31, 2014 to April 30, 2015.  Receivables decreased $49,753 due to lower sales volume in the first half of 2015 compared to the end of 2014. Inventories increased $28,535 due to the higher level of business activity expected in the second half of 2015 as compared to the first half of the current year.  The decrease of $20,373 in intangible assets – net was primarily due to amortization and currency translation effects.

The decrease of $48,434 in notes payable was primarily due to net repayments of approximately $50,000 on our PNC Bank credit facility.  The decrease of $32,226 in accrued liabilities was primarily due to payments of annual incentive compensation in the first quarter of 2015.  The $8,768 decrease in long-term pension obligations was primarily due to contributions to U.S. plans during the six months ended April 30, 2015.

The board of directors approved a common share repurchase program of up to $200,000 in August 2013. Replacing this program in December 2014, the board of directors authorized a new $300,000 common share repurchase program. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the six months ended April 30, 2015, 1,788 shares were repurchased under these programs for a total amount of $136,645, or an average price of $76.43 per share.

Contractual Obligations

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  The new facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.   Balances outstanding under the prior facility were transferred to the new facility. At April 30, 2015, $310,114 was outstanding under this facility, compared to $375,242 outstanding at October 31, 2014.  We were in compliance with all debt covenants at April 30, 2015, and the amount we could borrow under the facility would not have been limited by any debt covenants.

Nordson Corporation

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2013, the agreement was extended to February 2016, and the amount of the facility was increased from $150,000 to $175,000.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At April 30, 2015, $78,333 was outstanding under this facility compared to $53,333 at October 31, 2014. The increase is due to an additional note issued for $25,000 in January 2015 per the provisions of the agreement.  Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21 percent and 2.56 percent per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at April 30, 2015, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent.  We were in compliance with all covenants at April 30, 2015.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd.  The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate.  At April 30, 2015, there was €35,500 ($39,838) outstanding under this agreement, compared to €50,500 ($63,244) outstanding at October 31, 2014.  The interest rate was 0.925 percent at April 30, 2015. We were in compliance with all covenants at April 30, 2015.

In 2014, we entered into a 364-day unsecured credit facility with PNC Bank National Association. In August 2014, we borrowed $100,000 under this facility to partially fund the Avalon acquisition. In January 2015, we amended the agreement and borrowed an additional $50,000 to fund daily operations. In April 2015, we paid down $100,000 of the $150,000 outstanding.  The interest rate for borrowings under this facility was 0.93 percent at April 30, 2015. We were in compliance with all covenants at April 30, 2015.

In April 2015, we entered into a $200,000 term loan facility with PNC Bank National Association.  $100,000 is due in three years and has an interest rate spread of 0.875 percent over LIBOR and $100,000 is due in five years and has an interest rate spread of 0.925 percent over LIBOR. This loan was used to pay down $100,000 of our 364-day unsecured credit facility with PNC Bank (as noted above) and $100,000 of our revolving credit facility. We were in compliance with all covenants at April 30, 2015.

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

Outlook

Our revenue growth in the first half of 2015 and expected for the year is reflective of solid order growth that is offset by negative currency translation effects of a much stronger U.S. dollar.  We are optimistic about growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  However, we move forward with caution given continuing slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe that our cash and available borrowing capacity will enable us to make other strategic investments.

For the third quarter of 2015, sales growth is expected to be in the range of 2% to 6% as compared to the third quarter a year ago.  This outlook is inclusive of organic volume growth of 6% to 10% and 2% growth from the first year effect of acquisitions.  Currency translation based on the current exchange rate environment would be negative 6%.  Diluted earnings per share are expected to be in the range of $1.19 to $1.30. On a full-year basis, we expect organic growth to be in the mid-single digit range.

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

Nordson Corporation

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2015.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2015 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2015 and October 31, 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565 and $615, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2014.  The information disclosed has not changed materially in 2015.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2015:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs (2)	or Programs (2)
February 1, 2015 to February 28, 2015	305	$75.46	305	$238,546
March 1, 2015 to March 31, 2015	302	$76.63	302	$215,447
April 1, 2015 to April 30, 2015	249	$78.76	249	$195,801
Total	856		856

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting for restricted stock.
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

4.2	$200,000,000 Term Loan Facility Agreement dated April 10, 2015 between Nordson Corporation and PNC Bank National Association.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheet at April 30, 2015 and October 31, 2014, (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2015	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)