Form 10-Q
period 2015-07-31
NORDSON CORP
filed 2015-09-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of July 31, 2015:  60,262,795

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
(In thousands, except for per share data)
Sales	$462,731	$458,550	$1,242,466	$1,235,431
Operating costs and expenses:
Cost of sales	214,239	201,039	563,363	547,586
Selling and administrative expenses	145,642	143,056	437,021	426,697
	359,881	344,095	1,000,384	974,283
Operating profit	102,850	114,455	242,082	261,148
Other income (expense):
Interest expense	(4,504)	(3,810)	(12,907)	(10,917)
Interest and investment income	111	137	349	466
Other - net	2	(236)	(787)	(851)
	(4,391)	(3,909)	(13,345)	(11,302)
Income before income taxes	98,459	110,546	228,737	249,846
Income taxes	29,071	32,667	67,250	75,153
Net income	$69,388	$77,879	$161,487	$174,693
Average common shares	60,578	63,482	61,235	63,888
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	521	659	524	631
Average common shares and common share equivalents	61,099	64,141	61,759	64,519
Basic earnings per share	$1.15	$1.23	$2.64	$2.73
Diluted earnings per share	$1.14	$1.21	$2.61	$2.71
Dividends declared per share	$0.22	$0.18	$0.66	$0.54

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
(In thousands)
Net income	$69,388	$77,879	$161,487	$174,693
Components of other comprehensive income (loss):
Translation adjustments	(12,003)	(4,769)	(42,564)	(3,517)
Amortization of prior service cost and net actuarial losses, net of tax	2,045	1,722	6,333	5,180
Total other comprehensive income (loss)	(9,958)	(3,047)	(36,231)	1,663
Total comprehensive income	$59,430	$74,832	$125,256	$176,356

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2015	October 31, 2014
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$61,000	$42,314
Receivables - net	375,752	365,844
Inventories - net	228,829	210,871
Deferred income taxes	29,832	29,926
Prepaid expenses	25,944	23,728
Total current assets	721,357	672,683
Property, plant and equipment - net	244,303	224,439
Goodwill	1,047,086	1,052,537
Intangible assets - net	267,039	291,310
Deferred income taxes	3,099	6,559
Other assets	33,473	32,602
Total assets	$2,316,357	$2,280,130
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$5,106	$106,181
Accounts payable	60,816	68,500
Income taxes payable	31,001	16,586
Accrued liabilities	114,257	137,001
Customer advanced payments	32,083	25,578
Current maturities of long-term debt	10,743	10,751
Deferred income taxes	1,919	1,163
Current obligations under capital leases	4,690	5,108
Total current liabilities	260,615	370,868
Long-term debt	922,732	682,868
Deferred income taxes	89,124	87,092
Pension obligations	110,938	124,082
Postretirement obligations	70,194	68,300
Other long-term liabilities	42,329	42,123
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	343,742	328,605
Retained earnings	1,681,987	1,560,966
Accumulated other comprehensive loss	(139,430)	(103,199)
Common shares in treasury, at cost	(1,078,127)	(893,828)
Total shareholders' equity	820,425	904,797
Total liabilities and shareholders' equity	$2,316,357	$2,280,130

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Nine months ended	July 31, 2015	July 31, 2014
(In thousands)
Cash flows from operating activities:
Net income	$161,487	$174,693
Depreciation and amortization	49,071	43,839
Non-cash stock compensation	11,373	13,494
Deferred income taxes	2,577	(709)
Other non-cash expense	535	328
Loss on sale of property, plant and equipment	30	194
Tax benefit from the exercise of stock options	(2,538)	(4,127)
Changes in operating assets and liabilities	(55,241)	(44,754)
Net cash provided by operating activities	167,294	182,958
Cash flows from investing activities:
Additions to property, plant and equipment	(48,898)	(27,936)
Proceeds from sale of property, plant and equipment	488	278
Equity investments	(1,479)	(854)
Acquisition of business, net of cash acquired	(14,936)	—
Net cash used in investing activities	(64,825)	(28,512)
Cash flows from financing activities:
Proceeds from short-term borrowings	59,854	8,673
Repayment of short-term borrowings	(160,814)	(2,778)
Proceeds from long-term debt	506,941	49,272
Repayment of long-term debt	(259,188)	(74,030)
Repayment of capital lease obligations	(4,724)	(4,629)
Issuance of common shares	4,673	5,870
Purchase of treasury shares	(187,746)	(94,410)
Tax benefit from the exercise of stock options	2,538	4,127
Dividends paid	(40,466)	(34,525)
Net cash used in financing activities	(78,932)	(142,430)

Effect of exchange rate changes on cash	(4,851)	(1,168)
Increase in cash and cash equivalents	18,686	10,848
Cash and cash equivalents:
Beginning of year	42,314	42,375
End of quarter	$61,000	$53,223

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2015

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2014.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three and nine months ending July 31, 2015 were 304 and 310, respectively.  No options were excluded from the calculation of diluted earnings per share for the three months ending July 31, 2014, and the number of options excluded for the nine months ending July 31, 2014 was 92.

2.	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective

Nordson Corporation

for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

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

In July 2015, the FASB issued a new standard regarding the measurement of inventory. Under this standard, inventory that is measured using the first-in, first-out (“FIFO”) or average cost methods is required to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard does not impact inventory measured on a last-in, last-out (“LIFO”) method. It will be effective for us beginning in 2017. We are currently assessing the impact this standard will have on our consolidated financial statements.

3.	Severance and restructuring costs

In order to enhance operational efficiency and customer service within the Advanced Technology Systems segment in the United States and Germany, a restructuring initiative resulted in severance costs of $1,429 during the three months ended July 31, 2015, as well as one-time lease termination costs of $890.  No severance payments related to these actions were paid during the third quarter of 2015.

4.	Acquisitions

On June 15, 2015, we purchased 100 percent of the outstanding shares of Liquidyn GmbH (Liquidyn), a German based manufacturer of micro dispensing systems, including micro dispensing pneumatic valves, controllers, and process equipment used in the electronics, automobile, medical, packaging, furniture and aerospace markets. We acquired Liquidyn for an aggregate purchase price of $14,565, net of cash acquired of $656.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $10,725 and identifiable intangible assets of $3,991 were recorded. The identifiable intangible assets consist primarily of $1,285 of customer relationships (amortized over 6 years), $1,049 of tradenames (amortized over 11 years), $1,421 of technology (amortized over 5 years) and $236 of non-compete agreements (amortized over 2 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of July 31, 2015, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes and certain reserves.

5.	Inventories

At July 31, 2015 and October 31, 2014, inventories consisted of the following:

	July 31, 2015	October 31, 2014
Raw materials and component parts	$97,728	$86,573
Work-in-process	35,586	27,994
Finished goods	130,805	130,544
	264,119	245,111
Obsolescence and other reserves	(27,527)	(26,744)
LIFO reserve	(7,763)	(7,496)
	$228,829	$210,871

Nordson Corporation

6.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the nine months ended July 31, 2015 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2014	$397,046	$631,433	$24,058	$1,052,537
Acquisitions	—	10,725	—	10,725
Adjustment	—	371	—	371
Currency effect	(14,745)	(1,802)	—	(16,547)
Balance at July 31, 2015	$382,301	$640,727	$24,058	$1,047,086

Accumulated impairment losses, which were recorded in 2009, were $232,789 at July 31, 2015 and October 31, 2014.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$194,429	$52,315	$142,114
Patent/technology costs	92,836	31,125	61,711
Trade name	78,395	15,685	62,710
Non-compete agreements	8,182	7,687	495
Other	1,360	1,351	9
Total	$375,202	$108,163	$267,039

	October 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$200,028	$41,910	$158,118
Patent/technology costs	93,799	27,030	66,769
Trade name	77,846	12,173	65,673
Non-compete agreements	8,220	7,600	620
Other	1,369	1,239	130
Total	$381,262	$89,952	$291,310

Amortization expense for the three months ended July 31, 2015 and 2014 was $6,871 and $6,150, respectively. Amortization expense for the nine months ended July 31, 2015 and 2014 was $20,558 and $18,790, respectively.

Nordson Corporation

7.	Pension and other postretirement plans

The components of net periodic pension cost for the three and nine months ended July 31, 2015 and July 31, 2014 were:

	U.S.		International
Three Months Ended	2015	2014	2015	2014
Service cost	$2,716	$2,018	$697	$691
Interest cost	3,761	3,480	641	783
Expected return on plan assets	(4,579)	(4,324)	(405)	(430)
Amortization of prior service cost (credit)	30	59	(22)	(20)
Amortization of net actuarial loss	2,443	1,985	492	384
Total benefit cost	$4,371	$3,218	$1,403	$1,408

	U.S.		International
Nine Months Ended	2015	2014	2015	2014
Service cost	$8,147	$6,053	$2,130	$2,102
Interest cost	11,284	10,441	1,940	2,392
Expected return on plan assets	(13,737)	(12,972)	(1,217)	(1,309)
Amortization of prior service cost (credit)	90	177	(68)	(59)
Amortization of net actuarial loss	7,329	5,955	1,801	1,170
Settlement loss	—	—	1,275	—
Total benefit cost	$13,113	$9,654	$5,861	$4,296

The components of other postretirement benefit cost for the three and nine months ended July 31, 2015 and July 31, 2014 were:

	U.S.		International
Three Months Ended	2015	2014	2015	2014
Service cost	$225	$259	$7	$7
Interest cost	744	766	9	9
Amortization of prior service credit	(110)	(112)	—	—
Amortization of net actuarial (gain) loss	289	358	—	(3)
Total benefit cost	$1,148	$1,271	$16	$13

	U.S.		International
Nine Months Ended	2015	2014	2015	2014
Service cost	$675	$778	$22	$22
Interest cost	2,232	2,297	27	28
Amortization of prior service credit	(329)	(337)	—	—
Amortization of net actuarial (gain) loss	866	1,076	—	(10)
Total benefit cost	$3,444	$3,814	$49	$40

8.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine month periods ended July 31, 2015 were 29.5% and 29.4%, respectively.

During the three months ended July 31, 2015, we recorded an adjustment related to our 2014 tax provision that reduced income taxes by $600.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the nine months ended July 31, 2015 included discrete tax benefits of $2,286 primarily related to 2014.

Nordson Corporation

The effective tax rate for both the three and nine month periods ended July 31, 2014 was 29.5% and 30.1%, respectively. During the three months ended July 31, 2014, we recorded an adjustment related to our 2013 tax provision that reduced income taxes by $550.  Additionally, we recorded a tax benefit of $500 related to an adjustment to deferred taxes resulting from a state income tax rate deduction.

9.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2014	$2,727	$(105,926)	$(103,199)
Pension and postretirement plan changes, net of tax of $(3,398)	—	6,333	6,333
Currency translation losses	(42,564)	—	(42,564)
Balance at July 31, 2015	$(39,837)	$(99,593)	$(139,430)

10.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,088 and $2,358 in the three months ended July 31, 2015 and 2014, respectively. Corresponding amounts for the nine months ended July 31, 2015 and 2014 were $6,659 and $8,202, respectively.

The following table summarizes activity related to stock options for the nine months ended July 31, 2015:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2014	1,686	$42.77
Granted	316	$79.66
Exercised	(176)	$29.14
Forfeited or expired	(29)	$67.85
Outstanding at July 31, 2015	1,797	$50.18	$44,699	6.2 years
Vested or expected to vest at July 31, 2015	1,780	$49.92	$44,675	6.2 years
Exercisable at July 31, 2015	1,075	$37.05	$39,833	4.8 years

As of July 31, 2015, there was $7,180 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

Nordson Corporation

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2015	July 31, 2014
Expected volatility	30.3%-39.5%	40.1%-44.7%
Expected dividend yield	1.06%-1.10%	0.98%-1.03%
Risk-free interest rate	1.57%-1.85%	1.51%-1.79%
Expected life of the option (in years)	5.4-6.1	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2015 and 2014 was $24.63 and $27.92, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2015 and 2014 was $2,554 and $7,330, respectively.  The total intrinsic value of options exercised during the nine months ended July 31, 2015 and 2014 was $8,733 and $13,291, respectively.

Cash received from the exercise of stock options for the nine months ended July 31, 2015 and 2014 was $4,673 and $5,870, respectively.  The tax benefit realized from tax deductions from exercises for the nine months ended July 31, 2015 and 2014 was $2,538 and $4,127, respectively.

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

The following table summarizes activity related to restricted shares during the nine months ended July 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2014	71	$63.53
Granted	22	$79.60
Forfeited	(2)	$69.48
Vested	(34)	$57.23
Restricted shares at July 31, 2015	57	$73.44

As of July 31, 2015, there was $2,454 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 1.9 years.  The amount charged to expense related to restricted shares during the three months ended July 31, 2015 and 2014 was $465 and $458, respectively. These amounts included common share dividends for the three months ended July 31, 2015 and 2014 of $13 and $12, respectively. For the nine months ended July 31, 2015 and 2014, the amounts charged to expense related to restricted shares were $1,401 and $1,353, respectively.  These amounts included common share dividends for the nine months ended July 31, 2015 and 2014 of $38 and $37, respectively.

Nordson Corporation

The following table summarizes activity related to restricted share units during the nine months ended July 31, 2015:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2014	5	$61.59
Granted	13	$76.19
Vested	(5)	$61.59
Restricted share units at July 31, 2015	13	$76.19

As of July 31, 2015, there was $240 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.3 years.  The amount charged to expense related to restricted share units during the three months ended July 31, 2015 and 2014 was $243 and $222, respectively.  For the nine months ended July 31, 2015 and 2014, the amounts were $729 and $667, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2014	110	$29.74
Restricted share units vested	5	$61.59
Dividend equivalents	1	$76.31
Distributions	(20)	$21.46
Outstanding at July 31, 2015	96	$33.72

The amount charged to expense related to director deferred compensation for the three months ended July 31, 2015 and 2014 was $22 and $23, respectively. For the nine months ended July 31, 2015 and 2014, the corresponding amounts were $69 and $75, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid.  This value was $76.48 per share for 2015, $69.25 per share for 2014 and $59.59 per share for 2013.  During the three months ended July 31, 2015, $67 was credited to expense, and for the three months ended July 31, 2014, $699 was charged to expense. For the nine months ended July 31, 2015 and 2014, the corresponding amounts charged to expense were $2,424 and $3,144, respectively.  The cumulative amount recorded in shareholders’ equity at July 31, 2015 was $6,526.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and, for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended July 31, 2015 and 2014 was $45 and $32, respectively. For the nine months ended July 31, 2015 and 2014, the corresponding amounts were $129 and $90, respectively.

Nordson Corporation

11.	Warranties

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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2015 and 2014:

	July 31, 2015	July 31, 2014
Beginning balance at October 31	$9,918	$9,409
Accruals for warranties	9,136	7,054
Warranty assumed from acquisitions	11	—
Warranty payments	(8,052)	(6,744)
Currency effect	(432)	(35)
Ending balance	$10,581	$9,684

12.	Operating segments

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

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate	Total
Three months ended
July 31, 2015
Net external sales	$211,649		$184,888		$66,194	$—	$462,731
Operating profit (loss)	54,854		44,633	(a)	12,326	(8,963)	102,850
Three months ended
July 31, 2014
Net external sales	$226,762		$174,636		$57,152	$—	$458,550
Operating profit (loss)	60,806		56,444		7,471	(10,266)	114,455
Nine months ended
July 31, 2015
Net external sales	$609,135		$446,588		$186,743	$—	$1,242,466
Operating profit (loss)	148,963		96,221	(a)	27,604	(30,706)	242,082
Nine months ended
July 31, 2014
Net external sales	$668,187		$399,805		$167,439	$—	$1,235,431
Operating profit (loss)	171,425	(b)	97,664	(c)	21,762	(29,703)	261,148

(a)	Includes $2,319 of severance and restructuring costs in the three and nine months ended July 31, 2015.
(b)	Includes $699 of severance and restructuring costs in the nine months ended July 31, 2014.
(c)	Includes $579 of severance and restructuring costs in the nine months ended July 31, 2014.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Total profit for reportable segments	$102,850	$114,455	$242,082	$261,148
Interest expense	(4,504)	(3,810)	(12,907)	(10,917)
Interest and investment income	111	137	349	466
Other-net	2	(236)	(787)	(851)
Income before income taxes	$98,459	$110,546	$228,737	$249,846

We have significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
United States	$129,290	$119,705	$392,144	$360,904
Americas	34,929	31,296	94,225	89,705
Europe	120,580	126,639	334,244	365,172
Japan	26,647	34,593	76,679	89,727
Asia Pacific	151,285	146,317	345,174	329,923
Total net external sales	$462,731	$458,550	$1,242,466	$1,235,431

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at July 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	5,610	—	5,610	—
Total assets at fair value	$5,610	$—	$5,610	$—
Liabilities:
Deferred compensation plans (b)	$10,026	$—	$10,026	$—
Foreign currency forward contracts (a)	5,298	—	5,298	—
Total liabilities at fair value	$15,324	$—	$15,324	$—

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended July 31, 2015, we recognized losses of $2,701 on foreign currency forward contracts and gains of $3,085 from the change in fair value of balance sheet positions.  For the three months ended July 31, 2014, we recognized losses of $285 on foreign currency forward contracts and gains of $267 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2015, we recognized losses of $1,198 on foreign currency forward contracts and gains of $1,020 from the change in fair value of balance sheet positions.  For the nine months ended July 31, 2014, we recognized losses of $2,614 on foreign currency forward contracts and gains of $2,448 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2015:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$370,973	$361,188	$355,289	$348,063
British pound	84,196	84,382	64,146	64,046
Japanese yen	28,212	27,741	19,589	19,209
Australian dollar	192	183	7,583	7,001
Hong Kong dollar	46,624	46,611	108,693	108,663
Singapore dollar	—	—	10,850	10,533
Others	2,819	2,716	29,315	28,067
Total	$533,016	$522,821	$595,465	$585,582

The carrying amounts and fair values of financial instruments at July 31, 2015, other than receivables and accounts payable, are shown in the table below.  The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$61,000	$61,000
Notes payable	5,106	5,106
Long-term debt, including current maturities	933,475	930,388
Foreign currency forward contracts (net)	312	312

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

Nordson Corporation

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2015 and October 31, 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565 and $615, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

16.	Subsequent events

On August 3, 2015, we purchased 100 percent of the outstanding shares of WAFO Produktionsgesellschaft GmbH (WAFO), a German based manufacturer and refurbisher of screws and barrels for the synthetic material and rubber industries. WAFO will be reported in our Adhesives Dispensing Systems segment.  We acquired WAFO for an aggregate purchase price of €7,000, subject to certain adjustments, and financed this acquisition from existing cash.

On September 1, 2015, we purchased 100 percent of the outstanding shares of MatriX Technologies GmbH (MatriX), a German based developer of automated in-line and off-line x-ray tools and solutions used for inspection applications.  MatriX will be reported in our Advanced Technology Systems segment.  We acquired MatriX for an aggregate purchase price of €46,000, subject to certain adjustments, and financed this acquisition through existing lines of credit.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used for dispensing and processing adhesives, coatings, polymers, sealants and biomaterials, and for managing fluids, testing and inspecting for quality, treating surfaces and curing.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 6,100 employees and direct operations in more than 30 countries.

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

Results of Operations

Sales

Worldwide sales for the three months ended July 31, 2015 were $462,731, a 0.9% increase from sales of $458,550 for the comparable period of 2014.  Sales volume increased 8.1%, consisting of 5.7% organic growth and 2.4% from the first year effect of the Avalon, Dima Group and Liquidyn acquisitions.  Unfavorable currency effects reduced sales by 7.2%.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2015 were $211,649 compared to $226,762 in the comparable period of 2014, a decrease of 6.7%.  Sales volume increased 4.0%, and unfavorable currency translation effects reduced sales by 10.7%. Organic growth in product lines serving disposable hygiene, general product assembly, rigid packaging and plastic extrusion end markets was offset by softness in product lines serving polymer processing end markets. Within this segment, sales volume increased in all geographies except for the United States.

Sales of the Advanced Technology Systems segment for the three months ended July 31, 2015 were $184,888 compared to $174,636 in the comparable period of 2014, an increase of 5.9%.  Sales volume increased 8.4%, consisting of an increase from organic growth of 2.0% and an increase from acquisitions of 6.4%. Unfavorable currency effects reduced sales by 2.5%. Growth in surface treatment, test and inspection and plasma solutions in electronics end markets, as well as growth in fluid management applications serving medical end markets was offset by lower demand for automated dispensing systems.  Within this segment, sales volume increased in all geographies except for Japan.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2015 were $66,194 compared to $57,152 in the comparable period of 2014, an increase of 15.8%.  Sales volume increased 23.1% and unfavorable currency effects reduced sales by 7.3%.  Sales growth was driven by demand in our consumer durable, automotive, industrial, electronics and food and beverage end markets.  Within this segment, sales volume increased in all geographies.

Sales outside the United States accounted for 72.1% of sales in the three months ended July 31, 2015 compared to 73.9% for the three months ended July 31, 2014.  On a geographic basis, sales in the United States increased 8.0% for the three months ended July 31,

Nordson Corporation

2015 compared to the same period in 2014.  The increase in sales volume consisted of 1.8% organic growth and 6.2% from acquisitions.  Sales in the Americas region increased 11.6% from the comparable period of 2014. Organic sales volume increased by 24.2% and was offset by 12.6% of unfavorable currency effects. Sales in Europe decreased 4.8% from the comparable period of 2014.  Sales volume increased 12.4%, which consisted of 10.1% organic growth and 2.3% growth from acquisitions.  Unfavorable currency effects reduced sales by 17.2%.  Sales in Japan decreased 23.0% from the comparable period of 2014.  Sales volume was lower by 7.3%, and unfavorable currency effects reduced sales by 15.7%.  Asia Pacific sales increased 3.4% from the comparable period of 2014.  Sales volume was higher by 4.6%, which consisted of 4.1% organic growth and 0.5% growth from acquisitions. Unfavorable currency effects reduced sales by 1.2%.

Worldwide sales for the nine months ended July 31, 2015 were $1,242,466, a 0.6% increase from sales of $1,235,431 for the comparable period of 2014.  Sales volume increased 7.3%, consisting of 4.6% organic growth and 2.7% from acquisitions.  Unfavorable currency effects reduced sales by 6.7%.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2015 were $609,135 compared to $668,187 in the comparable period of 2014, a decrease of 8.8%.  Sales volume increased 0.4%, and unfavorable currency translation effects reduced sales by 9.2%.  Organic growth in product lines serving disposable hygiene, general product assembly, rigid packaging and injection molding end markets was offset by softness in product lines serving extrusion, polymer compounding and pelletizing end markets. Within this segment, sales volume increased in all geographies except for the United States.

Sales of the Advanced Technology Systems segment for the nine months ended July 31, 2015 were $446,588 compared to $399,805 in the comparable period of 2014, an increase of 11.7%.  Sales volume increased 14.7%, consisting of organic growth of 6.6% and an increase of 8.1% from acquisitions. Unfavorable currency effects reduced sales by 3.0%. Growth in test and inspection and plasma solutions in electronics end markets was combined with growth in fluid management applications serving medical and general industrial end markets. Within this segment, sales volume increased in all geographies except for Japan.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2015 were $186,743 compared to $167,439 in the comparable period of 2014, an increase of 11.5%.  Sales volume increased 17.2% and unfavorable currency effects reduced sales by 5.7%.  Sales growth was driven by demand in our consumer durable, automotive, cold materials, industrial and container end markets.  Within this segment, sales volume increased in all geographies except for Asia Pacific.

Sales outside the United States accounted for 68.4% of sales in the nine months ended July 31, 2015 compared to 70.8% for the nine months ended July 31, 2014.  On a geographic basis, sales in the United States increased 8.7% for the nine months ended July 31, 2015 compared to the same period in 2014.  The increase in sales volume consisted of 2.6% organic growth and 6.1% from acquisitions.  Sales in the Americas region increased 5.0% from the comparable period of 2014. Sales volume increased 14.3%, and was offset by unfavorable currency effects of 9.3%. This increase in sales volume consisted solely of organic volume. Sales in Europe decreased 8.5% from the comparable period of 2014.  Sales volume was higher by 6.7%, which consisted of 4.5% organic growth and 2.2% growth from acquisitions.  Unfavorable currency effects reduced sales by 15.2%.  Sales in Japan decreased 14.5% from the comparable period of 2014.  Sales volume was higher by 0.4%, which consisted solely of organic volume, and unfavorable currency effects reduced sales by 14.9%.  Asia Pacific sales increased 4.6% from the comparable period of 2014.  Sales volume was higher by 6.4%, which consisted of 5.7% organic growth and 0.7% from acquisitions. Unfavorable currency effects reduced sales by 1.8%.

Operating Profit

Cost of sales for the three months ended July 31, 2015 were $214,239, up from $201,039 in the comparable period of 2014.  Cost of sales for the nine months ended July 31, 2015 were $563,363, up from $547,586 in the comparable period of 2014.

Gross margin was 53.7% for the three months ended July 31, 2015, compared to 56.2% in 2014, and 54.7% for the nine months ended July 31, 2015, as compared to 55.7% for the nine months ended July 31, 2014. The decrease was primarily due to product line and customer mix and the unfavorable effects of currency translation.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended July 31, 2015 were $145,642, an increase of 1.8% as compared to $143,056 for the comparable period of 2014.  Selling and administrative expenses for the nine months ended July 31, 2015 were $437,021, an increase of 2.4% as compared to $426,697 for the comparable period of 2014.  The increases were primarily due to the addition of 2014 acquisitions, severance and restructuring initiatives and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses.

Nordson Corporation

Selling and administrative expenses, including severance and restructuring costs, for the three months ended July 31, 2015 as a percent of sales increased to 31.5% from 31.2% for the comparable period of 2014. For the nine months ended July 31, 2015, these expenses as a percent of sales increased to 35.2% from 34.5% for the comparable period of 2014.

During the three and nine months ended July 31, 2015, we recognized severance and restructuring costs of $2,319 in the Advanced Technology Systems segment in order to enhance operational efficiency and customer service within this segment in the United States and Germany. This charge was comprised of severance costs of $1,429, plus one-time lease termination costs of $890.

During the nine months ended July 31, 2014, we recognized severance and restructuring costs of $699 in the Adhesive Dispensing Systems segment and $579 in the Advanced Technology Systems segment. These costs were associated with continuous improvement and global optimization efforts.

Operating profit as a percentage of sales was 22.2% for the three months ended July 31, 2015, compared to 25.0% for the comparable period in 2014. For the nine months ended July 31, 2015, operating profit as a percentage of sales was 19.5%, as compared to 21.1% for the comparable period of 2014. These decreases were primarily due to product line and customer mix and the unfavorable effects of currency translation.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales decreased to 25.9% for the three months ended July 31, 2015 from 26.8% for the three months ended July 31, 2014 and to 24.4% for the nine months ended July 31, 2015 from 25.7% for the comparable period of 2014. The decreases were primarily due to the unfavorable effects of currency translation.

For the Advanced Technology Systems segment, operating profit as a percent of sales decreased to 24.1% for the three months ended July 31, 2015 from 32.3% for the three months ended July 31, 2014 and to 21.6% for the nine months ended July 31, 2015 from 24.4% for the comparable period of 2014. The decreases were due to product line and customer mix.

For the Industrial Coating Systems segment, operating profit as a percent of sales increased to 18.6% for the three months ended July 31, 2015 from 13.1% for the three months ended July 31, 2014 and to 14.8% for the nine months ended July 31, 2015 from 13.0% for the comparable period of 2014. The increases were primarily due to the leverage of higher sales volume.

Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2015 was $4,504, up from $3,810 for the three months ended July 31, 2014. Interest expense for the nine months ended July 31, 2015 was $12,907, up from $10,917 for the nine months ended July 31, 2014.  These increases were due primarily to higher borrowing levels between periods.

Other income was $2 for the three months ended July 31, 2015, compared to other expense of $236 for the three months ended July 31, 2014. Other expense was $787 for the nine months ended July 31, 2015, compared to $851 for the nine months ended July 31, 2014.

Income Taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operated earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for both the three and nine months ended July 31, 2015 are 29.5% and 29.4%, respectively.  The effective tax rates for the three and nine months ended July 31, 2014 were 29.5% and 30.1%, respectively.

During the three months ended July 31, 2015, we recorded an adjustment related to our 2014 tax provision that reduced income taxes by $600.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the nine months ended July 31, 2015 included discrete tax benefits of $2,286 primarily related to 2014.

Nordson Corporation

Net Income

Net income for the three months ended July 31, 2015 was $69,388, or $1.14 per share on a diluted basis, compared to $77,879 or $1.21 per share on a diluted basis in the same period of 2014.  This represented a 10.9% decrease in net income and a 5.8% decrease in earnings per share.  For the nine months ended July 31, 2015, net income was $161,487, or $2.61 per share on a diluted basis, compared to $174,693 or $2.71 per share on a diluted basis in the same period of 2014. This represented a 7.6% decrease in net income and a 3.7% decrease in earnings per share.  The percentage change in earnings per share is less than the percentage change in net income due to a lower number of shares outstanding in the current year as a result of share repurchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2015 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2014.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended July 31, 2015 were translated at exchange rates in effect during the same period of 2014, sales would have been approximately $32,926 higher while third-party costs and expenses would have been approximately $18,761 higher.  If transactions for the nine months ended July 31, 2015 were translated at exchange rates in effect during the same period of 2014, sales would have been approximately $83,186 higher and third-party costs would have been approximately $49,005 higher.

Financial Condition

Liquidity and Capital Resources

During the nine months ended July 31, 2015, cash and cash equivalents increased $18,686.  Cash provided by operations during this period was $167,294, compared to $182,958 for the nine months ended July 31, 2014.  Cash of $225,073 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $231,839 for the same nine month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $57,779 of cash in the nine months ended July 31, 2015, compared to $48,881 in the first nine months of 2014.

Cash used in investing activities was $64,825 for the nine months ended July 31, 2015 compared to $28,512 in the comparable period of the prior year.  In the current year, cash of $14,936 was used for business acquisitions. Capital expenditures in the nine months ended July 31, 2015 were $48,898, up from $27,936 in the comparable period of 2014. Current year expenditures included a new facility in Colorado supporting our fluid management product lines, production machinery and continued investment in our information systems platform.

Cash used in financing activities was $78,932 for the nine months ended July 31, 2015, compared to $142,430 for the nine months ended July 31, 2014.  In the current year, cash of $187,746 was used for the repurchase of treasury shares, and cash of $40,466 was used for dividend payments.  Cash of $4,673 was provided by the issuance of common stock related to stock option exercises, and cash of $146,793 was provided by net short-term and long-term borrowings.

The following is a summary of significant changes in balance sheet captions from October 31, 2014 to July 31, 2015.  Receivables increased $9,908 due to timing of payments. Inventories increased $17,958 due to expected order activity in the fourth quarter.  The decrease of $24,271 in net intangible assets included the addition of $3,991 from the Liquidyn acquisition offset by decreases due to amortization and currency translation effects.

The decrease of $101,075 in notes payable was primarily due to net repayments of approximately $100,000 on our PNC Bank credit facility.  The decrease of $22,744 in accrued liabilities was primarily due to payments of annual incentive compensation in the first quarter of 2015.  The $13,144 decrease in long-term pension obligations was primarily due to contributions to U.S. plans during the nine months ended July 31, 2015.

The board of directors approved a common share repurchase program of up to $200,000 in August 2013. Replacing this program in December 2014, the board of directors authorized a new $300,000 common share repurchase program. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the nine months ended July 31, 2015, 2,413 shares were repurchased under these programs for a total amount of $185,537, or an average price of $76.88 per share.

Nordson Corporation

Subsequent to July 31, 2015, the board of directors authorized a new $200,000 common share repurchase program.  This new authorization adds capacity to the board’s December 2014 authorization to repurchase $300,000 of shares, under which approximately $146,910 remained available for share repurchases at the quarter ended July 31, 2015.

Contractual Obligations

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  The new facility contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.   Balances outstanding under the prior facility were transferred to the new facility. At July 31, 2015, $323,056 was outstanding under this facility, compared to $375,242 outstanding at October 31, 2014.  We were in compliance with all debt covenants at July 31, 2015, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2013, the agreement was extended to February 2016, and the amount of the facility was increased from $150,000 to $175,000.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At July 31, 2015, $78,333 was outstanding under this facility compared to $53,333 at October 31, 2014. The increase is due to an additional note issued for $25,000 in January 2015 per the provisions of the agreement.  Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21 percent and 2.56 percent per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at July 31, 2015, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent.  We were in compliance with all covenants at July 31, 2015.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd.  The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate.  At July 31, 2015, there was €27,750 ($30,478) outstanding under this agreement, compared to €50,500 ($63,244) outstanding at October 31, 2014.  The interest rate was 0.925 percent at July 31, 2015. We were in compliance with all covenants at July 31, 2015.

In 2014, we entered into a 364-day unsecured credit facility with PNC Bank National Association. In August 2014, we borrowed $100,000 under this facility to partially fund the Avalon acquisition. In January 2015, we amended the agreement and borrowed an additional $50,000 to fund daily operations. In April 2015, we paid down $100,000 of the $150,000 outstanding.  In May 2015, we paid down the remaining $50,000 outstanding.

In April 2015, we entered into a $200,000 term loan facility with PNC Bank National Association.  $100,000 is due in three years and has an interest rate spread of 0.875 percent over LIBOR and $100,000 is due in five years and has an interest rate spread of 0.925 percent over LIBOR. This loan was used to pay down $100,000 of our 364-day unsecured credit facility with PNC Bank (as noted above) and $100,000 of our revolving credit facility. We were in compliance with all covenants at July 31, 2015.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent.  We were in compliance with all covenants at July 31, 2015.

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

Outlook

Our revenue growth through three quarters of 2015 is reflective of solid order growth that has been mostly offset by negative currency translation effects of a much stronger U.S. dollar.  We are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  However, we move forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic

Nordson Corporation

environment and marketplace effects of political instability in certain areas of the world. Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect these efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe that our cash and available borrowing capacity will enable us to make other strategic investments, including the repurchase of our own common shares.

For the fourth quarter of 2015, sales growth is expected to be in the range of down 7% to down 3% as compared to the fourth quarter a year ago.  This outlook is inclusive of organic volume growth of down 1% to up 3% and 1% growth from the first year effect of acquisitions.  Currency translation based on the current exchange rate environment would be negative 7%.  Diluted earnings per share are expected to be in the range of $1.00 to $1.12.  Based on the mid-point of our fourth quarter guidance, we expect organic growth to be in the mid-single digit range on a full-year basis.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2015.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2015 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2015 and October 31, 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565 and $615, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2014.  The information disclosed has not changed materially in 2015.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2015:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs (2)	or Programs (2)
May 1, 2015 to May 31, 2015	136	$81.52	136	$184,691
June 1, 2015 to June 30, 2015	148	$81.06	148	$172,711
July 1, 2015 to July 31, 2015	342	$75.57	342	$146,910
Total	626		626

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting for restricted stock.
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

Subsequent to July 31, 2015, the board of directors authorized a new $200,000 common share repurchase program.  This new authorization adds capacity to the board’s December 2014 authorization to repurchase $300,000 of shares, under which approximately $146,910 remained available for share repurchases at the quarter ended July 31, 2015.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1	Master Note Purchase Agreement dated July 28, 2015 between Nordson Corporation and the purchasers listed therein.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheet at July 31, 2015 and October 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2015	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)