Form 10-K
period 2015-10-31
NORDSON CORP
filed 2015-12-15
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2015 was approximately $4,822,925,000.

There were 57,085,557 Common Shares outstanding as of November 30, 2015.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2016 Annual Meeting - Part III

Nordson Corporation 2

PART I

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we,” “us,” “our,” or the “Company” mean Nordson Corporation.

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

Our strategy for long-term growth is based on solving customers’ needs globally. We are headquartered in Westlake, Ohio, and our products are marketed through a network of direct operations in more than 30 countries. Consistent with this global strategy, approximately 69 percent of our revenues were generated outside the United States in 2015.

We have 6,232 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, India, the Netherlands, Thailand and the United Kingdom.

Corporate Purpose and Goals

We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.

Although every quarter may not produce increased sales, net income and earnings per share, or exceed the comparative prior year's quarter, we do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these natural occurrences.

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

Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation. This goal is met through the Human Resources department’s facilitation of employee training , leadership training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional global team capable of meeting corporate objectives.

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives.

Nordson Corporation 3

We drive continuous improvement in all areas of the company through the Nordson Business System (NBS), our collected set of tools and best practices.  Rooted in Lean Six Sigma methodologies, the NBS is applied throughout all business units and corporate functions.   Closely tied to the NBS are a set of key performance indicators that help define and measure progress toward corporate goals.  The NBS is underpinned by our timeless corporate values of customer passion, energy, excellence, integrity and respect for people.

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

The following is a summary of the product lines and markets served by our operating segments:

1.	Adhesive Dispensing Systems

This segment delivers our proprietary precision dispensing and processing technology to diverse markets for applications that commonly reduce material consumption, increase line efficiency and enhance product strength, durability, brand and appearance.

•

Nonwovens – Dispensing, coating and laminating systems for applying adhesives, lotions, liquids and fibers to disposable products and continuous roll goods. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.

•

Packaging – Automated adhesive dispensing systems used in the rigid packaged goods industries. Key strategic markets include food and beverage packaging, pharmaceutical packaging, and other consumer goods packaging.

•

Polymer Processing – Components and systems used in the thermoplastic melt stream in plastic extrusion, injection molding, compounding, polymerization and recycling processes. Key strategic markets include flexible packaging, electronics, medical, building and construction, transportation and aerospace, and general consumer goods.

•

Product Assembly – Dispensing, coating and laminating systems for the assembly of plastic, metal and wood products, for paper and paperboard converting applications and for the manufacturing of continuous roll goods. Key strategic markets include appliances, automotive components, building and construction materials, electronics, furniture, solar energy, and the manufacturing of bags, sacks, books, envelopes and folding cartons.

Nordson Corporation 4

2.	Advanced Technology Systems

This segment integrates our proprietary product technologies found in progressive stages of a customer’s production process, such as surface treatment, precisely controlled automated, semi-automated or manual dispensing of material, and post-dispense bond testing, optical inspection and X-ray inspection to ensure quality. Related single-use plastic molded syringes, cartridges, tips, tubing and fluid connection components are used to dispense or control fluids in production processes or within customers’ end products. This segment primarily serves the specific needs of electronics, medical and related high-tech industries.

•

Electronic Systems - Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, micro-electronic mechanical systems (MEMS), and semiconductor packaging.

•

Fluid Management – Precision manual and semi-automated dispensers, highly engineered single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing and catheters. Products are used for applying and controlling the flow of adhesives, sealants, lubricants, and biomaterials in critical industrial production processes and within medical equipment and related surgical procedures. Key strategic markets include consumer goods, electronics, industrial assembly, and medical.

•

Test and Inspection - Bond testing and automated optical and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, MEMS, and semiconductor packaging.

3.	Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials, and for curing and drying of dispensed material. This segment primarily serves the consumer durables market.

•

Cold Materials – Automated and manual dispensing products and systems used to apply multiple component adhesive and sealant materials in the general industrial and transportation manufacturing industries. Key strategic markets include aerospace, alternative energy, appliances, automotive, building and construction, composites, electronics and medical.

•	Container Coating – Automated and manual dispensing and curing systems used to coat and cure containers. Key strategic markets include beverage containers and food cans.
•

Curing and Drying Systems – Ultraviolet equipment used primarily in curing and drying operations for specialty coatings, semiconductor materials and paints. Key strategic markets include electronics, containers, and durable goods products.

•

Liquid Finishing – Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products. Key strategic markets include automotive components, agriculture, construction, metal shelving and drums.

•

Powder Coating – Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products. Key strategic markets include agriculture and construction equipment, appliances, automotive components, home and office furniture, lawn and garden equipment, pipe coating, and wood and metal shelving.

Nordson Corporation 5

Manufacturing and Raw Materials

Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Michigan, New Jersey, North Carolina, Pennsylvania, Rhode Island, Virginia and Wisconsin; as well as in the People’s Republic of China, Germany, India, Mexico, the Netherlands, Thailand and the United Kingdom.

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

Intellectual Property

We maintain procedures to protect our intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Item 1A, Risk Factors.

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2015, we held 544 United States patents and 1,248 foreign patents and had 231 United States patent applications pending and 956 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from November 2015 to February 2040. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Dage, EFD, Value Plastics, and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2015, we had a total of 1,776 trademark registrations in the United States and in various foreign countries.

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

Nordson Corporation 6

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2015, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders increased to approximately $229,000 at October 31, 2015 from approximately $212,000 at October 31, 2014. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2015. The increase is primarily due to orders within the Adhesive Dispensing Systems segment, as well as from 2015 acquisitions. All orders in the 2015 year-end backlog are expected to be shipped to customers in 2016.

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

Research and Development

Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $46,689 in 2015, compared with approximately $47,536 in 2014 and $47,973 in 2013. As a percentage of sales, research and development expenses were approximately 2.8, 2.8 and 3.1 percent in 2015, 2014 and 2013, respectively.

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

Nordson Corporation 7

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state and local environmental protection laws during 2015 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2015, we had 6,232 full-time and part-time employees, including 149 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on October 30, 2016 and 65 at our New Castle, Pennsylvania facility who are represented by collective bargaining agreements that expire on December 31, 2015 and August 31, 2017. No work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

Available Information

Our proxy statement, annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at http://www.nordson.com/investors as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145. The contents of our Internet website are not incorporated by reference herein and are not deemed to be a part of this report.

Nordson Corporation 8

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

In 2015, approximately 31 percent of our revenue was generated in the United States, while approximately 69 percent was generated outside the United States. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

The majority of our consolidated revenues in 2015 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.

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

Nordson Corporation 9

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

Our recent historical growth has depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

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

Nordson Corporation 10

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

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims, and we may have to pay substantial damages, possibly including treble damages, if it is ultimately determined our products infringe. We may have to obtain a license to sell our products if it is determined that our products infringe upon another party’s intellectual property. We might be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending these types of lawsuits takes significant time, may be expensive and may divert management attention from other business concerns.

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

Nordson Corporation 11

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

Any period of interest rate increases may also adversely affect our profitability. At October 31, 2015, we had $1,116,593 of total debt and notes payable outstanding, of which 67 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2015 would have resulted in approximately $7,456 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Nordson Corporation 12

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

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2015, approximately 69 percent of our total sales were generated outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

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

Nordson Corporation 13

Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, interrupt our supply chain, or otherwise have an adverse effect on our operating performance.

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

Item 1B.  Unresolved Staff Comments

None.

Nordson Corporation 14

Item 2.  Properties

The following table summarizes our principal properties as of October 31, 2015:

Location	Description of Property	Approximate Square Feet

Amherst, Ohio [2,3]	A manufacturing, laboratory and office complex	521,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Chippewa Falls, Wisconsin [1]	Three manufacturing, warehouse, and office buildings (leased)	151,000
Swainsboro, Georgia[1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Pulaski, Virginia [1]	A manufacturing, warehouse and office building	101,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
New Castle, Pennsylvania [1]	A manufacturing, warehouse and office building	76,000
Youngstown, Ohio [1]	A manufacturing, warehouse and office building (leased)	58,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Rancho Dominquez, California	A manufacturing and office building (leased)	40,000
Plymouth, Michigan [3]	Two manufacturing, warehouse and office buildings (leased)	35,000
Westlake, Ohio	Corporate headquarters	28,000
Concord, California [2]	A manufacturing and office building (leased)	11,000
San Diego, California [2]	A manufacturing and office building (leased)	7,000
Shanghai, China [1,3]	Four manufacturing, warehouse and office buildings (leased)	311,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Münster, Germany[1]	Four manufacturing, warehouse and office building (leased)	112,000
Shanghai, China [1,2,3]	Two office, laboratory and engineering buildings	110,000
Guaymas, Mexico [2]	Two manufacturing, warehouse and office buildings (leased)	71,000
Bangalore, India [1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2,3]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand[1]	A manufacturing, warehouse and office building	52,000
Tokyo, Japan [1,2,3]	Three office, laboratory and warehouse buildings (leased)	49,000
Erkrath, Germany [1,2,3]	An office, laboratory and warehouse building (leased)	48,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Temse, Belgium [1]	A manufacturing, warehouse and office building (leased)	43,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Seongnam-City, South Korea [1,2,3]	An office, laboratory and warehouse building (leased)	35,000
Pirmasens, Germany [1]	A manufacturing, warehouse and office building (leased)	32,000
Sao Paulo, Brazil [1,2,3]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2,3]	A warehouse and office building (leased)	22,000
Munich, Germany [2]	An office, laboratory and warehouse building (leased)	21,000
Singapore [1,2,3]	Three warehouse and office buildings (leased)	20,000
Lagny Sur Marne, France [1,3]	An office building (leased)	6,000
Segrate, Italy [1,3]	An office, laboratory and warehouse building (leased)	5,000

Business Segment - Property Identification Legend

1 - Adhesive Dispensing Systems

2 - Advanced Technology Systems

3 - Industrial Coating Systems

Nordson Corporation 15

The facilities listed have adequate, suitable and sufficient capacity (production and nonproduction) to meet present and foreseeable demand for our products.

Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date. Information about leases is reported in Note 11 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.

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

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2015 and 2014, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565 and $615, respectively.

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

Item 4.  Mine Safety Disclosures

None.

Nordson Corporation 16

Executive Officers of the Company

Our executive officers as of October 31, 2015, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period
Michael F. Hilton	61	2010	President and Chief Executive Officer, 2010

John J. Keane	54	2003	Senior Vice President, 2005

Gregory P. Merk	44	2006	Senior Vice President, 2013 Vice President, 2006

Gregory A. Thaxton	54	2007	Senior Vice President, Chief Financial Officer, 2012
			Vice President, Chief Financial Officer, 2008

Douglas C. Bloomfield	56	2005	Vice President, 2005

James E. DeVries	56	2012	Vice President, 2012 Vice President, Global Continuous Improvement, 2011 Vice President, North America and China, Engineering (Adhesive Dispensing Systems), 2010

Shelly M. Peet	50	2007	Vice President, 2009

Robert E. Veillette	63	2007	Vice President, General Counsel and Secretary, 2007

Nordson Corporation 17

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2015, there were 1,536 registered shareholders. The table below is a summary of dividends paid per common share and the range of closing market prices during each quarter of 2015 and 2014.

		Common Share Price
Quarters	Dividend Paid	High	Low
2015:
First	$.22	$79.72	$72.19
Second	.22	80.46	73.46
Third	.22	83.97	72.29
Fourth	.24	75.60	61.48
2014:
First	$.18	$75.02	$69.14
Second	.18	74.54	67.98
Third	.18	84.30	74.08
Fourth	.22	81.50	67.75

Source: NASDAQ OMX

While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Nordson Corporation 18

Performance Graph

The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2010 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Groups (Old and New). Proxy Peer Group - “Old” includes: AIN, AME, ATU, B, CLC, DCI, ENTG, ESL, FLIR, GGG, GTI, GTLS, IEX, ITT, LECO, PLL, ROP, TER, WTS, and WWD. Proxy Peer Group - “New” excludes Graftech International Ltd. (GTI) and Pall Corporation (PLL) as these two former public companies were acquired in 2015.

Company/Market/Peer Group	2010	2011	2012	2013	2014	2015
Nordson Corporation	$100.00	$121.14	$157.44	$194.09	$208.21	$196.14
S&P 500 Index	$100.00	$108.09	$124.52	$159.73	$187.31	$197.05
S&P MidCap 400	$100.00	$108.55	$121.69	$163.77	$182.85	$189.11
S&P 500 Ind. Machinery	$100.00	$103.46	$123.82	$177.22	$199.84	$199.54
S&P MidCap 400 Ind. Machinery	$100.00	$113.73	$124.21	$171.63	$181.87	$152.24
Proxy Peer Group - Old	$100.00	$112.91	$127.36	$173.88	$191.31	$191.34
Proxy Peer Group - New	$100.00	$112.76	$127.85	$177.26	$195.68	$186.50

Source: Zack’s Investment Research

Nordson Corporation 19

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities

			Total Number of
			Shares Repurchased	Maximum Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
	Repurchased (1)	per Share	or Programs (2)	the Plans or Programs (2)
August 1, 2015 to August 31, 2015	512	$69.37	512	$311,396
September 1, 2015 to September 30, 2015	1,322	$65.42	1,321	$224,974
October 1, 2015 to October 31, 2015	1,114	$66.55	1,114	$150,848
Total	2,948		2,947

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting of restricted shares.
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

In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization adds capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $150,848 remained available for share repurchases at October 31, 2015.

Nordson Corporation 20

Item 6. Selected Financial Data

	2015	2014	2013	2012	2011
(In thousands except for per-share amounts)
Operating Data (a)
Sales	$1,688,666	$1,704,021	$1,542,921	$1,409,578	$1,233,159
Cost of sales	774,702	758,923	676,777	586,289	484,727
% of sales	46	45	44	42	39
Selling and administrative expenses	584,823	575,442	541,169	485,285	429,489
% of sales	35	34	35	34	35
Severance and restructuring costs	11,411	2,551	1,126	2,524	1,589
Long-lived asset impairments	—	—	—	—	1,811
Operating profit	317,730	367,105	323,849	335,480	315,543
% of sales	19	22	21	24	26
Net income	211,111	246,773	221,817	224,829	222,364
% of sales	13	14	14	16	18
Financial Data (a)
Working capital	$420,815	$301,815	$365,269	$242,939	$294,796
Net property, plant and equipment and other non-current assets	1,648,853	1,607,447	1,451,113	1,242,892	827,493
Total capital (b)	1,726,341	1,662,283	1,498,082	1,261,962	853,071
Total assets	2,360,444	2,280,130	2,053,179	1,829,515	1,304,450
Long-term liabilities	1,409,652	1,004,465	928,519	816,061	550,966
Shareholders’ equity	660,016	904,797	887,863	669,770	571,323
Return on average total capital — % (c)	13	17	18	23	35
Return on average shareholders’ equity — % (d)	26	27	29	38	39
Per-Share Data (a) (e)
Average number of common shares	60,652	63,656	64,214	64,407	67,616
Average number of common shares and common share equivalents	61,151	64,281	64,908	65,103	68,425
Basic earnings per share	$3.48	$3.88	$3.45	$3.49	$3.29
Diluted earnings per share	3.45	3.84	3.42	3.45	3.25
Dividends per common share	0.90	0.76	0.63	0.525	0.44
Book value per common share	11.51	14.49	13.83	10.42	8.71

(a)	See accompanying Notes to Consolidated Financial Statements.
(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.
(c)	Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over five accounting periods.
(d)	Net income as a percentage of average quarterly shareholders’ equity over five accounting periods.
(e)	Amounts adjusted for 2-for-1 stock split effective April 12, 2011.

Nordson Corporation 21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES

In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we,” “us,” “our,” or the “Company” mean Nordson Corporation.

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

Revenue recognition – Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. The FASB has issued guidance on multiple deliverable arrangements that establishes a relative selling price hierarchy for determining the selling price of a deliverable based on vendor specific objective evidence (VSOE) if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or best estimated selling price (BESP) if neither vendor-specific objective evidence nor third-party evidence is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2015, 2014 and 2013 were not material.

Translation of foreign currency financial statements and foreign currency transactions – Our reporting currency is the U.S. dollar. However, the functional currency for each of our foreign subsidiaries is its principal operating currency. We translate the amounts included in our Consolidated Statements of Income from our foreign subsidiaries into U.S. dollars at weighted-average exchange rates, which we believe are representative of the actual exchange rates on the dates of the transactions. Our foreign subsidiaries’ assets and liabilities are translated into U.S. dollars from local currency at the actual exchange rates as of the end of each reporting date, and we record the resulting foreign exchange translation adjustments in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). If the U.S. dollar strengthens, we reflect the resulting losses as a component of accumulated other comprehensive income (loss). Conversely, if the U.S. dollar weakens, foreign exchange translation gains result, which favorably impact accumulated other comprehensive income (loss). Translation adjustments may be included in net earnings in the event of a sale or liquidation of certain of our underlying foreign investments. If we determine that the functional currency of any of our foreign subsidiaries should be the U.S. dollar, our financial statements will be affected. Should this occur, we will adjust our reporting to appropriately account for any such changes.

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

Goodwill – Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. Our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment.

Nordson Corporation 22

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

Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2015, the discount rates used ranged from 10 percent to 16 percent depending upon the reporting unit's size, end market volatility, and projection risk. The calculated internal rate of return for the discounted cash flow method was 11 percent, the same as the calculated WACC for total Nordson. In the application of the guideline public company method, fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve month performance for revenues and EBITDA into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the relative strength of the approaches employed.

To test the reasonableness of the aggregate fair value, we performed the control premium test, which compares the sum of the implied fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was 3 percent as of the test date of August 1, 2015 and 13 percent as of October 31, 2015. The control premium indicated that the discounted cash flow valuation was reasonable.

In 2015 and 2014, the results of our step one testing indicated no impairment; therefore, the second step of impairment testing was not necessary.

Nordson Corporation 23

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2015, our conclusion is that no indicators of impairment exist in 2015. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	10%	349%	$382,301
Industrial Coating Systems Segment	16%	190%	$24,058
Advanced Technology Systems Segment - Electronics Systems	12%	377%	$17,454
Advanced Technology Systems Segment - Fluid Management	12%	92%	$608,876
Advanced Technology Systems Segment - Test & Inspection	16%	64%	$14,397

The table above does not include two acquisitions that occurred after the August 1 measurement date but before our fiscal year-end. We acquired WAFO Produktionsgesellschaft GmbH (“WAFO”) on August 3, 2015 and MatriX Technologies GmbH (“MatriX”) on September 1, 2015. Determination of the preliminary goodwill associated with these acquisitions was completed with the assistance of an independent valuation specialist in the fourth quarter of 2015. Since the dates of the valuations, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of these acquisitions below their carrying values. For future valuation purposes, WAFO will be included in the Adhesive Dispensing Systems Segment reporting unit, and MatriX will be included in the Advanced Technology Systems – Test & Inspection reporting unit.

Other long-lived assets – We test other depreciable and amortizable long-lived assets for recoverability in accordance with ASC 360 using undiscounted cash flows if indicators of impairment exist. The total carrying value of long-lived assets for each reporting unit is compared to the forecasted cash flows of each reporting unit’s long-lived assets being tested. Cash flows have been defined as earnings before interest, taxes, depreciation, and amortization, less annual maintenance capital spending.

Inventories - Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 20 percent of consolidated inventories at October 31, 2015 and October 31, 2014, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $28,230, $26,744 and $26,579 at October 31, 2015, 2014 and 2013, respectively.

Pension plans and postretirement medical plans - The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 4.39 percent at October 31, 2015 and 4.29 percent at October 31, 2014. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 2.81 percent at October 31, 2015, compared to 2.94 percent at October 31, 2014. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.76 percent in 2015 and 7.24 percent in 2014. The average expected rate of return on international pension assets used to determine net benefit costs was 4.39 percent in 2015 and 4.60 percent in 2014.

Nordson Corporation 24

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.50 percent at October 31, 2015, compared to 3.49 percent at October 31, 2014. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.22 percent at October 31, 2015, compared to 3.19 percent at October 31, 2014.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit plan was 4.50 percent at October 31, 2015 and 4.40 percent at October 31, 2014. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.72 percent in 2016, decreasing gradually to 3.27 percent in 2025.

For the international postretirement plan, the discount rate used to value the benefit obligation was 4.35 percent at October 31, 2015 and 4.25 percent at October 31, 2014. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.31 percent in 2016, decreasing gradually to 3.50 percent in 2031.

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in 2016 are expected to be approximately $4,900 lower than 2015, primarily due to changes in discount rates.

Income taxes – Income taxes are estimated based on income for financial reporting purposes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Financial instruments - Assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies are sensitive to changes in currency exchange rates. We enter into foreign currency forward contracts, which are derivative financial instruments, to reduce the risk of foreign currency exposures resulting from the collection of receivables, payables and loans denominated in foreign currencies. The maturities of these contracts are usually less than 90 days. Forward contracts are not designated as hedging instruments and therefore are marked to market each accounting period, and the resulting gains or losses are included in “other–net” within other income (expense) in the Consolidated Statement of Income.

Warranties - We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $12,531, $10,813 and $7,891 in 2015, 2014 and 2013, respectively. The reserve balance was $10,537, $9,918 and $9,409 at October 31, 2015, 2014 and 2013, respectively.

Nordson Corporation 25

Performance share incentive awards - Executive officers and selected other key employees are eligible to receive share awards with payouts based on corporate financial performance over three-year periods. Award payouts vary based on the degree to which corporate financial performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award payout will occur unless certain threshold performance levels are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year performance period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of Nordson Common Stock at the grant date, reduced by the implied value of dividends not to be paid. Awards are recorded as capital in excess of stated value in shareholders’ equity. The cumulative amount recorded at October 31, 2015 for the plans originating in 2013, 2014 and 2015 was $7,561. Compensation expense attributable to all performance share incentive award periods for executive officers and selected other key employees for 2015, 2014 and 2013 was $3,459, $4,304 and $3,588, respectively.

2015 compared to 2014

Sales – Worldwide sales for 2015 were $1,688,666, a decrease of 0.9 percent from 2014 sales of $1,704,021. Sales volume increased 5.8 percent, and unfavorable currency translation effects caused by the stronger U.S. dollar reduced sales by 6.7 percent. The volume increase consisted of 3.4 percent from organic growth and 2.4 percent from acquisitions. Three acquisitions were made during 2015: Liquidyn GmbH and MatriX, which are included within the Advanced Technology Systems segment, and WAFO, which is included in the Adhesives Dispensing Systems segment. Two acquisitions were made during 2014: Avalon Laboratories and Dima Group B.V., both of which were included within the Advanced Technology Systems segment. As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $836,066 in 2015, a decrease of $63,630, or 7.1 percent, from 2014 sales of $899,696. The decrease was the net result of a sales volume increase of 2.3 percent offset by unfavorable currency effects that reduced sales by 9.4 percent. The sales volume increase consisted of 0.3 percent from acquisitions and 2.0 percent from organic volume. Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions except for the United States, and was particularly strong in the Americas. Organic growth in product lines serving disposable hygiene, general product assembly, rigid packaging and injection molding end markets was offset by softness in product lines serving extrusion, polymer compounding and pelletizing end markets.

Sales of the Advanced Technology Systems segment were $593,858 in 2015, an increase of $32,074, or 5.7 percent, from 2014 sales of $561,784. The increase was the result of a sales volume increase of 8.6 percent offset by unfavorable currency effects that reduced sales by 2.9 percent. The sales volume increase consisted of 1.7 percent from organic volume and 6.9 percent from the first-year effect of acquisitions. Within the segment, sales volume, inclusive of acquisitions, increased in all geographic regions, except for Japan, and was most pronounced in the United States, Europe and the Americas. Growth in surface treatment, test and inspection and plasma solutions in electronics end markets, as well as growth in fluid management applications serving medical end markets, was offset by lower demand for automated dispensing systems.

Sales of the Industrial Coating Systems segment were $258,742 in 2015, an increase of $16,201, or 6.7 percent, from 2014 sales of $242,541. The increase was the result of a sales volume increase of 12.5 percent offset by unfavorable currency effects that reduced sales by 5.8 percent. The sales volume increase was entirely due to organic growth. Within this segment, sales volume increased in all geographic regions, and was most pronounced in the Americas and Europe. Sales growth was driven by demand in our consumer durable, automotive, cold materials, industrial and container end markets.

Nordson Corporation 26

Sales outside the United States accounted for 68.6 percent of our sales in 2015, as compared to 70.4 percent in 2014. On a geographic basis, sales in the United States were $529,893, an increase of 5.2 percent from 2014. The increase consisted of 0.6 percent organic volume and 4.6 percent from acquisitions. In the Americas region, sales were $129,325, an increase of 6.9 percent from 2014, with volume increasing 18.8 percent offset by unfavorable currency effects of 11.9 percent. The increase in sales volume consisted of 18.6 percent from organic volume and 0.2 percent from acquisitions. Sales in Europe were $462,565, down 6.5 percent from 2014, with volume increasing 8.1 percent offset by unfavorable currency effects of 14.6 percent. The increase in sales volume consisted of 5.5 percent from organic growth and 2.6 percent from acquisitions. Sales in Japan were $107,797, down 15.2 percent from the prior year. The decrease was due to lower volume of 1.3 percent and unfavorable currency effects of 13.9 percent. The decrease in sales volume consisted of an organic volume decline of 1.4 percent offset by a 0.1 percent increase from acquisitions. Sales in the Asia Pacific region were $459,086, an increase of 0.3 percent from the prior year, with volume increasing 2.6 percent, offset by unfavorable currency effects of 2.3 percent. The increase in sales volume consisted of 1.4 percent from organic growth and 1.2 percent from acquisitions.

It is estimated that the effect of pricing on total revenue was not material relative to 2014.

Operating profit – Cost of sales were $774,702 in 2015, up 2.1 percent from 2014. Gross profit, expressed as a percentage of sales, decreased to 54.1 percent in 2015 from 55.5 percent in 2014. The reduction in gross margin was primarily a result of product line and customer mix and the unfavorable effects of currency translation.

Selling and administrative expenses, were $584,823 in 2015, an increase of $9,381, or 1.6 percent, from 2014. The increase was primarily due to the addition of acquired businesses in the second half of 2014 and 2015 and higher compensation expenses related to increased employment levels.

Selling and administrative expenses as a percentage of sales increased to 34.6 percent in 2015 from 33.8 percent in 2014, due primarily to acquisitions and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses.

Severance and restructuring costs of $11,411 were recorded in 2015.  Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in severance and restructuring costs of $7,972. Within the Advanced Technology Systems segment, certain restructuring programs to enhance operational efficiency and customer service in the U.S. and Germany resulted in severance and restructuring costs of $3,060. Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $379.

Operating profit as a percentage of sales was 18.8 percent in 2015 compared to 21.5 percent in 2014. The decrease was primarily due to product line and customer mix and the unfavorable effects of currency translation.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a much stronger dollar during 2015 as compared to 2014.

Operating profit as a percentage of sales for the Adhesive Dispensing Systems segment decreased to 23.4 percent in 2015 from 25.5 percent in 2014. The decline in 2015 was due primarily to severance and restructuring costs and unfavorable effects of currency translation.

Operating profit as a percentage of sales for the Advanced Technology Systems segment decreased to 20.4 percent in 2015 from 25.0 percent in 2014. The decrease was due primarily to product line and customer mix and severance and restructuring costs.

Operating profit as a percentage of sales for the Industrial Coating Systems segment increased to 16.0 percent in 2015 from 15.7 percent in 2014. The increase was due primarily to the leverage of higher sales volume, partially offset by severance and restructuring costs and the unfavorable effects of currency translation.

Interest and other income (expense) - Interest expense in 2015 was $18,104, an increase of $3,069, or 20.4 percent, from 2014. The increase was due to higher borrowing levels used primarily to fund acquisitions in the second half of 2014 and in 2015, and to fund the purchase of treasury shares in 2015.

Nordson Corporation 27

Other income in 2015 was $678 compared to other expense of $138 in 2014. Significant items included in 2015 were proceeds from a favorable litigation settlement of $1,608 and loss on disposal of fixed assets of $653. Significant items included in 2014 were a gain on property insurance settlement of $1,005 and foreign currency losses of $478.

Income taxes – Income tax expense in 2015 was $89,751, or 29.8 percent of pre-tax income, as compared to $105,740, or 30.0 percent of pre-tax income in 2014.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for 2015 included discrete tax benefits of $2,486 primarily related to 2014.

Net income – Net income was $211,111, or $3.45 per diluted share, in 2015, compared to net income of $246,773, or $3.84 per diluted share, in 2014. This represents a 14.5 percent decrease in net income and a 10.2 percent decrease in diluted earnings per share.

Recently issued accounting standards - In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

In April 2015, the FASB issued a new standard regarding the presentation of debt issuance costs.  Under this standard, a company is required to present unamortized debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a separate asset. The recognition and measurement guidance for debt issuance costs are not affected by this new standard.  In August 2015, the FASB issued an amendment to this standard to address line-of-credit arrangements, which would allow an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the line-of-credit arrangement. It will be effective for us beginning in 2017. We do not expect this standard to have a material impact on our consolidated financial statements as it will only impact presentation.

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

In September 2015, the FASB issued a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. It will be effective for us beginning in 2017. The new guidance will be applied prospectively and the impact of adoption will be dependent on the nature of measurement period adjustments that may be necessary.

Nordson Corporation 28

2014 compared to 2013

Sales – Worldwide sales for 2014 were $1,704,021, an increase of 10.4 percent from 2013 sales of $1,542,921. Sales volume increased 10.9 percent, and unfavorable currency effects caused by the stronger U.S. dollar primarily against the Japanese Yen reduced sales by 0.5 percent. The volume increase consisted of 6.2 percent from organic growth and 4.7 percent from acquisitions. Two acquisitions were made during 2014: Avalon Laboratories and Dima Group B.V., both of which are included within the Advanced Technology Systems segment. Three acquisitions were made during 2013: the Kreyenborg Group and certain assets of Kodama Chemical Industry Co., Ltd., both of which were included within the Adhesives Dispensing Systems segment and certain assets of Nellcor Puritan Bennett Mexico, S.A. de C.V., a subsidiary of Covidien LP (“Nellcor”), which was included within the Advanced Technology Systems segment.

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

Sales of the Industrial Coating Systems segment were $242,541 in 2014, an increase of $9,374, or 4.0 percent, from 2013 sales of $233,167. The increase was the result of a sales volume increase of 4.7 percent offset by unfavorable currency effects that reduced sales by 0.7 percent. The sales volume increase was entirely due to organic growth. Sales volume increased in the United States and Europe regions. Growth was driven by demand for our cold material dispensing equipment in automotive and industrial end markets, coating equipment for food and beverage end markets andselect consumer durable goods end markets , partially offset by softness in UV curing equipment for electronic applications.

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

Nordson Corporation 29

It is estimated that the effect of pricing on total revenue was not material relative to 2013.

Operating profit – Cost of sales were $758,923 in 2014, up 12.1 percent from 2013. The increase compared to 2013 is primarily due to increased sales volume. Gross profit, expressed as a percentage of sales, decreased to 55.5 percent in 2014 from 56.1 percent in 2013. The reduction in gross margin was primarily a result of product line mix, as well as a higher mix of systems revenue in our legacy business and currency effects.

Selling and administrative expenses, including severance and restructuring costs, were $577,993 in 2014, an increase of $35,698, or 6.6 percent, from 2013. The increase was primarily due to the addition of acquired businesses and higher compensation expenses related to increased employment levels, partially offset by currency effects that reduced expenses.

Selling and administrative expenses as a percentage of sales decreased to 33.8 percent in 2014 from 35.1 percent in 2013, due primarily to the higher level of sales and the favorable effects of continuous improvement activities.

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

Interest and other income (expense) - Interest expense in 2014 was $15,035, an increase of $194, or 1.3 percent, from 2013. The increase was due to higher borrowing levels resulting primarily from acquisitions in the second half of 2013 and 2014.

Other expense in 2014 was $138 compared to other income in 2013 of $1,694. Significant items included in 2014 were a gain on property insurance settlement of $1,005 and foreign currency losses of $478. Significant items included in 2013 were a gain on sale of real estate in China of $2,106 and foreign currency losses of $2,214.

Income taxes – Income tax expense in 2014 was $105,740, or 30.0 percent of pre-tax income, as compared to $89,306, or 28.7 percent of pre-tax income in 2013.

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

Net income – Net income was $246,773, or $3.84 per diluted share, in 2014, compared to net income of $221,817, or $3.42 per diluted share in 2013. This represents an 11.3 percent increase in net income and a 12.3 percent increase in diluted earnings per share.

Nordson Corporation 30

Liquidity and Capital Resources

Cash and cash equivalents increased $7,954 in 2015. Cash provided by operating activities was $261,951 in 2015, compared to $288,330 in 2014. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment) and the tax benefit from the exercise of stock options, the sum of which was $291,452 in 2015, compared to $322,529 in 2014. Operating assets and liabilities used $29,501 of cash in 2015, compared to $34,199 in 2014. The primary reasons for this decrease were higher receivables due to higher year-end shipments, higher inventory investments to meet anticipated demand, partially offset by higher income taxes payable and other accrued liabilities.

Cash used by investing activities was $138,535 in 2015, down from $230,525 in 2014. In the current year, cash of $75,565 was used for the Liquidyn, WAFO and MatriX acquisitions, compared to the 2014 acquisitions of Avalon Laboratories and Dima Group B.V. which used $186,420 of cash. Capital expenditures were $62,087 in 2015, up from $43,574 in the prior year. Current year capital expenditures included a new facility in Colorado supporting our fluid management product lines, production machinery and continued investments in our information systems platform.

Cash of $110,978 was used by financing activities in 2015, compared to $53,633 in 2014. Included in 2015 were net short and long-term borrowings of $325,486, compared to $153,823 in the prior year. The change was primarily due to increased borrowing for acquisitions and the purchase of treasury shares in 2015. Issuance of common shares related to employee benefit plans generated $5,372 of cash in 2015, down from $7,013 in 2014, and the tax benefit from stock option exercises was $3,661 in the current year, down from $6,385 in the prior year. These decreases were the result of lower stock option exercises. In 2015 cash of $383,851 was used for the purchase of treasury shares, up from $166,434 in 2014. Dividend payments were $54,849 in 2015, up from $48,391 in 2014 due to an increase in the annual dividend to $0.90 per share from $0.76 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2014 to October 31, 2015. Receivables increased $23,706 primarily due to higher year-end shipments, combined with receivable balances held by Liquidyn, WAFO and MatriX, which were all acquired in 2015. The increase of $14,801 in inventories was primarily due to acquisitions and higher inventory investments to meet anticipated demand. Net property, plant and equipment increased $25,501 primarily due to capital expenditures and acquisitions, partially offset by depreciation expense. Goodwill increased $29,838, due to acquisitions completed in 2015 that added $46,389 of goodwill, offset by $16,551 from the effects of currency translation. The decrease in net other intangibles of $13,884 was due to $22,081 of intangibles added as a result of the 2015 acquisitions, offset by $27,487 of amortization and $8,478 from the effects of currency translation.

The decrease in notes payable of $105,073 was primarily due to the repayment of a $100,000 short-term credit facility with PNC Bank. The increase in income taxes payable of $12,056 was due to the timing of required tax payments. The increase of $3,930 in accrued liabilities was primarily due to higher compensation-related accruals. Current maturities of long-term debt increased $12,091 as a result of the scheduled repayment of our New York Life credit facility. The long-term debt increase of $409,775 primarily reflects $81,783 of net borrowings under our revolving credit agreement, $14,445 of net borrowings under our New York Life credit facility, $200,000 of borrowings under our new term loan facility, $100,000 of borrowings from new Senior Notes and $77,042 of borrowings under a new Euro term loan entered into with Bank of America. These borrowings were offset by repayments of $51,743 under our €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and the reclassification from long-term to current maturities as mentioned above. The $6,011 decrease in long-term pension obligations and the $1,610 decrease in postretirement obligations were primarily the result of a higher valuation of plan assets, a slight increase in the global weighted-average discount rate, partially offset by compensation increases.

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

Nordson Corporation 31

In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization adds capacity to the board’s December 2014 authorization to repurchase $300,000 of shares.Approximately $150,848 remained available for share repurchases at October 31, 2015.

As of October 31, 2015, approximately 88 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $712,913 and $622,914 at October 31, 2015 and 2014, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2015:

Obligations	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt (1)	$1,115,485	$22,842	$698,746	$197,472	$196,425
Interest payments on long-term debt (1)	64,636	11,329	19,332	15,628	18,347
Capital lease obligations (2)	19,644	6,417	6,006	1,475	5,746
Operating leases (2)	49,820	12,611	15,236	10,087	11,886
Notes payable (3)	1,108	1,108	—	—	—
Contributions related to pension and postretirement benefits (4)	27,500	27,500	—	—	—
Purchase obligations (5)	42,609	42,533	76	—	—
Total obligations	$1,320,802	$124,340	$739,396	$224,662	$232,404

(1)

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks. This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. At October 31, 2015, $457,025 was outstanding under this facility, compared to $375,242 outstanding at October 31, 2014. Balances outstanding under the prior credit agreement were transferred to the new credit agreement. The weighted average interest rate for borrowings under this agreement was 1.20 percent at October 31, 2015. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total indebtedness that can be incurred to 3.50 times consolidated trailing four-quarter EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing four-quarter EBITDA to be at least 3.0 times consolidated trailing four-quarter interest expense (both as defined in the credit agreement). At October 31, 2015, we were in compliance with all debt covenants, and the amount we could borrow under the credit facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Note Purchase and Private Shelf Note agreement with New York Life Investment Management LLC. In 2013, the amount of the facility was increased from $150,000 to $175,000. In 2015, the amount of the facility was increased to $180,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At October 31, 2015, there was $67,778 outstanding under this facility, compared to $53,333 at October 31, 2014. The fixed rates were 2.21 percent and 2.56 percent at October 31, 2015. We were in compliance with all covenants at October 31, 2015, and the amount we could borrow would not have been limited by any debt covenants.

Nordson Corporation 32

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2015.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement is three years and can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate and was 0.79 percent at October 31, 2015. At October 31, 2015, there was €10,450 ($11,501) outstanding under this agreement, compared to €50,500 ($63,244) at October 31, 2014. We were in compliance with all covenants at October 31, 2015.

In April 2015, we entered into a $200,000 term loan facility with a group of banks. $100,000 is due in three years and has an interest rate spread of 0.875 percent over LIBOR and $100,000 is due in five years and has an interest rate spread of 0.925 percent over LIBOR. This loan was used to pay down $100,000 of our 364-day unsecured credit facility with PNC Bank and $100,000 of our revolving credit facility. We were in compliance with all covenants at October 31, 2015.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies. The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent. We were in compliance with all covenants at October 31, 2015.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio.  At October 31, 2015, the balance outstanding was €70 million ($77,042) and the interest rate was 0.875 percent over LIBOR.  Proceeds from this loan were used to pay down our revolving credit facility. We were in compliance with all covenants at October 31, 2015.

See Note 10 for additional information.

(2)	See Note 11 for additional information.
(3)

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

See Note 9 for additional information.

(4)

Pension and postretirement plan funding amounts after 2015 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 7 for additional information.

(5)	Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2016. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Nordson Corporation 33

Outlook

Our operating performance, balance sheet position, and financial ratios for 2015 remained strong relative to recent years, although uncertainties persisted in global financial markets and the general economic environment.  Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness.  Primary sources of capital to meet these needs as well as other opportunistic investments are cash provided by operations and borrowings under our loan agreements.  In 2015, cash from operations was 15.5 percent of revenue.  With respect to borrowing under existing loan agreements, as of October 31, 2015, we had $142,975 available capacity under our five-year term, $600,000 unsecured, multicurrency credit facility which may be increased to $850,000 under certain conditions.  This credit facility expires in February 2020.  In addition, we had $107,222 borrowing capacity remaining on our $175,000 three-year Private Shelf agreement with New York Life Investment Management LLC.  While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Other loan agreements exist with no remaining borrowing capacity, but factor into debt covenant calculations that affect future borrowing capacity.  On July 26, 2012, we entered into a note purchase agreement with a group of insurance companies under which we sold $200,000 of senior notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent.  As of October 31, 2015, we owe €10,450 on a €100,000 three-year term loan facility entered into on August 30, 2013, with the Bank of Tokyo Mitsubishi UFJ, Ltd.  This loan facility bears interest at variable margin rates of 0.75 percent to 1.625 percent above EUR LIBOR.  As of April 10, 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in three years and has an interest rate spread of 1 percent over LIBOR, and $100,000 is due in five years and has an interest rate spread of 1.1% over LIBOR.  On July 28, 2015, we entered into a Note Purchase Agreement under which $100,000 of senior unsecured notes were purchased primarily by a group of insurance companies.  The notes consist of two tranches, Series A and B at $50,000 each, maturing in July 2025 and July 2027, and bearing interest at fixed rates of 2.89 percent and 3.19 percent, respectively.  On October 05, 2015, we entered into a €70,000 three year term loan agreement with Bank of America Merrill Lynch International Limited in London.  The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio.  At October 31, 2015, the interest rate was 0.875 percent over LIBOR.

Respective to all of these loans are two primary covenants, the leverage ratio that restricts indebtedness (net of cash) to a maximum 3.50 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be at minimum 3.0 times consolidated trailing four-quarter interest expense.  (Debt, EBITDA, and interest expense are as defined in their respective credit agreements.)  With respect to these two primary covenants as of October 31, 2015, we were approximately 75 percent of the most restrictive leverage ratio and approximately 13 percent of the most restrictive interest coverage ratio.  Unused borrowing capacity under existing loan agreements would amount to an additional 17 percent of the most restrictive leverage ratio.

Regarding expectations for 2016, we are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  However, we move forward in the near-term with caution given negative currency translation effects of a much stronger U.S. dollar, continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  Cash from operations have been 15 to 20 percent of revenues over the past five years, resulting in more than sufficient cash for our ordinary business requirements.  We believe our cash provided from operations and available borrowing capacity will enable us to make other opportunistic investments in our own common shares and strategic business combinations.

Nordson Corporation 34

With respect to contractual spending, the table above presents our financial obligations as $1,320,802 of which $124,340 is payable in 2016.  In August 2015, the board of directors approved a $200,000 common share repurchase program that added capacity to the board’s December 2014 approval authorizing management at its discretion to repurchase shares up to $300,000.  Under the expanded $500,000 share repurchase program, a balance of $150,848 remained as of October 31, 2015.  This new authorization continues a succession of share repurchase programs authorized since 2011.  The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities.  Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.  Capital expenditures for 2016 will be focused on continued investments in our information systems and projects that improve both capacity and efficiency of manufacturing and distribution operations.

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

In 2015, as compared with 2014, the United States dollar was stronger against foreign currencies. If 2014 exchange rates had been in effect during 2015, sales would have been approximately $114,844 higher and third-party costs would have been approximately $67,414 higher. In 2014, as compared with 2013, the United States dollar was generally stronger against foreign currencies. If 2013 exchange rates had been in effect during 2014, sales would have been approximately $7,002 higher and third-party costs would have been approximately $1,845 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

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

Nordson Corporation 35

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2015, we did not have material foreign currency exposure.

Note 13 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2015							Total	Fair
	2016	2017	2018	2019	2020	Thereafter	Value	Value
Annual repayments of long-term debt	$11,340	$38,093	$26,587	$28,734	$68,738	$196,425	$369,917	$365,572
Average interest rate on total borrowings outstanding during the year	2.9%	2.7%	2.7%	2.8%	2.8%	3.0%	2.7%

At October 31, 2014							Total	Fair
	2015	2016	2017	2018	2019	Thereafter	Value	Value
Annual repayments of long-term debt	$10,751	$10,798	$38,101	$26,586	$21,591	$147,306	$255,133	$257,654
Average interest rate on total borrowings outstanding during the year	2.8%	2.8%	2.8%	2.9%	3.0%	3.0%	2.8%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 1.2 percent at October 31, 2015 and 1.1 percent at October 31, 2014. A one percent increase in interest rates would have resulted in additional interest expense of approximately $6,273 on the variable rate notes payable and long-term debt in 2015.

Nordson Corporation 36

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2015, 2014 and 2013	2015	2014	2013
(In thousands except for per-share amounts)
Sales	$1,688,666	$1,704,021	$1,542,921

Operating costs and expenses:
Cost of sales	774,702	758,923	676,777
Selling and administrative expenses	584,823	575,442	541,169
Severance and restructuring costs	11,411	2,551	1,126
	1,370,936	1,336,916	1,219,072
Operating profit	317,730	367,105	323,849

Other income (expense):
Interest expense	(18,104)	(15,035)	(14,841)
Interest and investment income	558	581	421
Other - net	678	(138)	1,694
	(16,868)	(14,592)	(12,726)
Income before income taxes	300,862	352,513	311,123

Income tax provision:
Current	87,651	102,251	84,184
Deferred	2,100	3,489	5,122
	89,751	105,740	89,306
Net income	$211,111	$246,773	$221,817

Average common shares	60,652	63,656	64,214
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	499	625	694
Average common shares and common share equivalents	61,151	64,281	64,908

Basic earnings per share	$3.48	$3.88	$3.45
Diluted earnings per share	$3.45	$3.84	$3.42

Dividends declared per common share	$0.90	$0.76	$0.63

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 37

Consolidated Statements of Comprehensive Income

Years ended October 31, 2015, 2014 and 2013	2015	2014	2013
(In thousands)
Net income	$211,111	$246,773	$221,817
Components of other comprehensive income (loss), net of tax:
Translation adjustments	(45,154)	(23,972)	465
Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	—	175	(1,050)
Net actuarial gain (loss) arising during the year	(7,588)	(29,158)	38,149
Amortization of prior service cost	(303)	(251)	(375)
Amortization of actuarial loss	10,146	6,989	9,657
Settlement loss recognized	1,369	398	—
Curtailment loss recognized	43	—	—
Total pension and postretirement benefit plans	3,667	(21,847)	46,381
Total other comprehensive income (loss)	(41,487)	(45,819)	46,846
Total comprehensive income	$169,624	$200,954	$268,663

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 38

Consolidated Balance Sheets

October 31, 2015 and 2014	2015	2014
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$50,268	$42,314
Receivables - net	389,550	365,844
Inventories - net	225,672	210,871
Deferred income taxes	24,865	29,926
Prepaid expenses	21,236	23,728
Total current assets	711,591	672,683
Property, plant and equipment - net	249,940	224,439
Goodwill	1,082,375	1,052,537
Intangible assets - net	277,426	291,310
Deferred income taxes	5,705	6,559
Other assets	33,407	32,602
	$2,360,444	$2,280,130
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$1,108	$106,181
Accounts payable	68,229	68,500
Income taxes payable	28,642	16,586
Accrued liabilities	140,931	137,001
Customer advance payments	22,884	25,578
Current maturities of long-term debt	22,842	10,751
Deferred income taxes	1,256	1,163
Current obligations under capital leases	4,884	5,108
Total current liabilities	290,776	370,868
Long-term debt	1,092,643	682,868
Obligations under capital leases	9,698	11,018
Pension obligations	118,071	124,082
Postretirement obligations	66,690	68,300
Deferred income taxes	89,770	87,092
Other liabilities	32,780	31,105
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2015 and 2014	12,253	12,253
Capital in excess of stated value	348,986	328,605
Retained earnings	1,717,228	1,560,966
Accumulated other comprehensive loss	(144,686)	(103,199)
Common shares in treasury, at cost	(1,273,765)	(893,828)
Total shareholders' equity	660,016	904,797
	$2,360,444	$2,280,130

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 39

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2015, 2014 and 2013	2015	2014	2013
(In thousands)
Number of common shares in treasury
Balance at beginning of year	35,588	33,805	33,766
Shares issued under company stock and employee benefit plans	(318)	(480)	(468)
Purchase of treasury shares	5,395	2,263	507
Balance at end of year	40,665	35,588	33,805
Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253
Capital in excess of stated value
Balance at beginning of year	$328,605	$304,549	$287,581
Shares issued under company stock and employee benefit plans	1,458	264	(325)
Tax benefit from stock option and restricted stock transactions	3,661	6,385	5,531
Stock-based compensation	15,262	17,407	11,762
Balance at end of year	$348,986	$328,605	$304,549
Retained earnings
Balance at beginning of year	$1,560,966	$1,362,584	$1,181,245
Net income	211,111	246,773	221,817
Dividends paid ($.90 per share in 2015, $.76 per share in 2014, and $.63 per share in 2013)	(54,849)	(48,391)	(40,478)
Balance at end of year	$1,717,228	$1,560,966	$1,362,584
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(103,199)	$(57,380)	$(104,226)
Translation adjustments	(45,154)	(23,972)	465
Settlement and curtailment loss (gain) recognized, net of tax of $491 in 2015 and $(234) in 2014	1,412	398	—
Defined benefit and OPEB activity - prior service cost, net of tax of $191 in 2015, $125 in 2014 and $840 in 2013	(303)	(76)	(1,425)
Defined benefit and OPEB activity - actuarial gain (loss), net of tax of $(1,242) in 2015, $11,457 in 2014 and $(28,644) in 2013	2,558	(22,169)	47,806
Balance at end of year	$(144,686)	$(103,199)	$(57,380)
Common shares in treasury, at cost
Balance at beginning of year	$(893,828)	$(734,143)	$(707,083)
Shares issued under company stock and employee benefit plans	4,359	6,749	6,490
Purchase of treasury shares	(384,296)	(166,434)	(33,550)
Balance at end of year	$(1,273,765)	$(893,828)	$(734,143)
Total shareholders' equity	$660,016	$904,797	$887,863

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 40

Consolidated Statements of Cash Flows

Years ended October 31, 2015, 2014 and 2013	2015	2014	2013
(In thousands)
Cash flows from operating activities:
Net income	$211,111	$246,773	$221,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,707	34,446	31,766
Amortization	27,487	25,308	22,672
Provision for losses on receivables	1,014	867	889
Deferred income taxes	2,100	3,489	5,122
Tax benefit from the exercise of stock options	(3,661)	(6,385)	(5,531)
Non-cash stock compensation	15,262	17,407	11,762
(Gain)/loss on sale of property, plant and equipment	376	218	(1,879)
Other non-cash	56	406	760
Changes in operating assets and liabilities:
Receivables	(37,179)	(65,692)	19,971
Inventories	(14,208)	(8,699)	(10,741)
Prepaid expenses	1,799	(1,852)	(75)
Other noncurrent assets	1,733	(232)	(5,898)
Accounts payable	(1,261)	6,906	(2,549)
Income taxes payable	15,616	9,524	(8,552)
Accrued liabilities	5,817	27,932	(19,130)
Customer advance payments	(1,062)	(2,103)	(839)
Other noncurrent liabilities	2,830	59	7,195
Other	(3,586)	(217)	1,616
Net cash provided by operating activities	261,951	288,155	268,376
Cash flows from investing activities:
Additions to property, plant and equipment	(62,087)	(43,574)	(47,219)
Proceeds from sale of property, plant and equipment	597	323	3,847
Acquisition of businesses, net of cash acquired	(75,565)	(186,420)	(176,333)
Equity investments	(1,480)	(854)	(1,116)
Proceeds from sale of marketable securities	—	—	276
Net cash used in investing activities	(138,535)	(230,525)	(220,545)
Cash flows from financing activities:
Proceeds from short-term borrowings	59,870	108,679	5,036
Repayment of short-term borrowings	(164,716)	(6,093)	(51,505)
Proceeds from long-term debt	719,534	158,828	270,283
Repayment of long-term debt	(289,202)	(107,591)	(208,067)
Repayment of capital lease obligations	(5,240)	(5,854)	(5,842)
Payment of debt issuance costs	(1,557)	-	-
Issuance of common shares	5,372	7,013	6,018
Purchase of treasury shares	(383,851)	(166,434)	(33,402)
Tax benefit from the exercise of stock options	3,661	6,385	5,531
Dividends paid	(54,849)	(48,391)	(40,478)
Net cash used in financing activities	(110,978)	(53,458)	(52,426)
Effect of exchange rate changes on cash	(4,484)	(4,233)	5,731
Increase (decrease) in cash and cash equivalents	7,954	(61)	1,136
Cash and cash equivalents at beginning of year	42,314	42,375	41,239
Cash and cash equivalents at end of year	$50,268	$42,314	$42,375

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 41

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

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements. Vendor specific objective evidence (VSOE) is used, if available. Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price (BESP) is used if neither VSOE nor TPE is available. Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2015, 2014 and 2013 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $11,943, $10,823 and $12,480 in 2015, 2014 and 2013, respectively.

Research and development — Research and development costs are expensed as incurred and were $46,689, $47,536 and $47,973 in 2015, 2014 and 2013, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 373 common shares were excluded from the diluted earnings per share calculation in 2015 because their effect would have been anti-dilutive. Options for 69 common shares were excluded from the diluted earnings per share calculation in 2014. No options for common shares were excluded from the 2013 diluted earnings per share calculation.   Under the 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

Nordson Corporation 42

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

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 20 percent of consolidated inventories at October 31, 2015, and October 31, 2014. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $7,638 and $7,496 higher than reported at October 31, 2015 and October 31, 2014, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2015, 2014 or 2013.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2015, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	13 years
Customer relationships	14 years
Noncompete agreements	3 years
Trade names	16 years

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

Nordson Corporation 43

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2015 and 2014 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2014	$2,727	$(105,926)	$(103,199)
Pension and postretirement plan changes, net of tax of $(1,541)	—	3,667	3,667
Currency translation losses	(45,154)	—	(45,154)
Balance at October 31, 2015	$(42,427)	$(102,259)	$(144,686)

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

Following is a reconciliation of the product warranty liability for 2015 and 2014:

	2015	2014
Balance at beginning of year	$9,918	$9,409
Accruals for warranties	12,531	10,813
Warranty assumed from acquisitions	11	—
Warranty payments	(11,487)	(10,012)
Currency adjustments	(436)	(292)
Balance at end of year	$10,537	$9,918

Note 2 — Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

In April 2015, the FASB issued a new standard regarding the presentation of debt issuance costs.  Under this standard, a company is required to present unamortized debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a separate asset. The recognition and measurement guidance for debt issuance costs are not affected by this new standard.  In August 2015, the FASB issued an amendment to this standard to address line-of-credit arrangements, which would allow an entity to present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the line-of-credit arrangement. It will be effective for us beginning in 2017. We do not expect this standard to have a material impact on our consolidated financial statements as it will only impact presentation.

Nordson Corporation 44

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

In September 2015, the FASB issued a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. It will be effective for us beginning in 2017. The new guidance will be applied prospectively and the impact of adoption will be dependent on the nature of measurement period adjustments that may be necessary.

Note 3 – Severance and restructuring costs

Severance and restructuring costs of $11,411 were recognized in 2015.  Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in severance costs of $7,064, fixed asset impairment charges of $554 relating to one facility and other one-time restructuring costs of $354. $938 of severance payments related to these actions was paid during 2015.

Within the Advanced Technology Systems segment, certain restructuring programs to enhance operational efficiency and customer service in the U.S. and Germany resulted in severance costs of $1,586, one-time lease termination costs of $1,322 and other one-time restructuring costs of $152. Payments of $135 related to these actions were paid during 2015.

Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $379. $111 of severance payments related to these actions were paid during 2015.

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

Severance and restructuring costs of $1,126 were recorded during 2013.  Within the Adhesives Dispensing Systems segment, a restructuring program to optimize certain European operations resulted in costs of $315.  Within the Advanced Technology Systems segment, restructuring initiatives that involved plant and facility consolidations and other programs resulted in severance costs of $811.

Nordson Corporation 45

Note 4 — Acquisitions

Business acquisitions have been accounted for using the acquisition method, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statement of Income. Pro-forma results of operations would not have been materially different from reported results and, therefore, are not presented.

2015 acquisitions

On June 15, 2015, we purchased 100 percent of the outstanding shares of Liquidyn , a German based manufacturer of micro dispensing systems, including micro dispensing pneumatic valves, controllers, and process equipment used in the electronics, automobile, medical, packaging, furniture and aerospace markets. We acquired Liquidyn for an aggregate purchase price of $14,565, net of cash acquired of $657.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $10,487 and identifiable intangible assets of $3,991 were recorded. The identifiable intangible assets consist primarily of $1,285 of customer relationships (amortized over 6 years), $1,049 of tradenames (amortized over 11 years), $1,421 of technology (amortized over 5 years) and $236 of non-compete agreements (amortized over 2 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2015, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes and certain reserves.

On August 3, 2015, we purchased 100 percent of the outstanding shares of WAFO , a German based manufacturer and refurbisher of screws and barrels for the synthetic material and rubber industries.  We acquired WAFO for an aggregate purchase price of $7,429, net of cash acquired of $236.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,463 and identifiable intangible assets of $1,708 were recorded. The identifiable intangible assets consist of $635 of customer relationships (amortized over 5 years), $679 of tradenames (amortized over 10 years), $142 of technology (amortized over 3 years) and $252 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Adhesive Dispensing Systems segment. As of October 31, 2015, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes and certain reserves.

On September 1, 2015, we purchased 100 percent of the outstanding shares of MatriX , a German based developer of automated in-line and off-line x-ray tools and solutions used for inspection applications.  We acquired MatriX for an aggregate purchase price of $53,759, net of cash acquired of $966 and debt assumed of $481. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $32,439 and identifiable intangible assets of $16,382 were recorded. The identifiable intangible assets consist of $6,485 of customer relationships (amortized over 8 years), $4,046 of tradenames (amortized over 11 years), $5,328 of technology (amortized over 6 years) and $523 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2015, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes and certain reserves.

2014 acquisitions

On August 8, 2014, we purchased 100 percent of the outstanding shares of Avalon Laboratories Holding Corp. (Avalon). Avalon, a leading designer and manufacturer of highly specialized catheters and medical tubing products for cardiology, pulmonology and related applications, complements our existing lines of highly engineered, single-use plastic components for fluid management in medical applications. We acquired Avalon for an aggregate purchase price of $179,966, net of cash acquired of $1,324. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $122,011 and identifiable intangible assets of $52,000 were recorded. The identifiable intangible assets consist of $32,200 of customer relationships (amortized over 10 years), $9,800 of technology (amortized over 10 years) and $10,000 of tradenames (amortized over 15 years). Goodwill associated with this acquisition is not tax deductible; however there is $15,800 from a previous acquisition that is tax deductible.

Nordson Corporation 46

On August 29, 2014, we purchased 100 percent of the outstanding shares of Dima Group B.V. (Dima), a Netherlands based manufacturer of conformal coating, dispensing and surface mount technology equipment for the global electronics assembly market. We acquired Dima for an aggregate purchase price of $6,454, net of cash acquired of $149. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $2,380 and identifiable intangible assets of $1,281 were recorded. The identifiable intangible assets consist of $1,017 of customer relationships (amortized over 7 years), and $264 of tradenames (amortized over 15 years). Goodwill associated with this acquisition is not tax deductible.

Both of these acquisitions are being reported in our Advanced Technology Systems segment.

2013 acquisitions

On November 8, 2012, we purchased certain assets of Kodama Chemical Industry Co., Ltd., a Japanese licensed distributor of EDI Holdings, Inc, (EDI), that we had previously acquired in 2012. This operation provides die sales to extrusion processors, web converters, and OEMs in Japan and Taiwan and carries out final manufacturing steps on new equipment to enhance die performance and accommodate local requirements. The acquisition date fair value was $1,335, which consisted of cash transferred of $1,231 and a holdback liability of $104. Based on the fair value of the assets acquired and the liabilities assumed, identifiable intangible assets of $912 were recorded. The identifiable intangible assets consist of $847 of customer relationships that are being amortized over nine years and $65 of technology being amortized over nine years. This operation is being reported in our Adhesive Dispensing Systems segment.

On August 30, 2013, we purchased 100 percent of the outstanding shares of Münster, Germany based Kreyenborg Group’s Kreyenborg GmbH and BKG Bruckmann & Kreyenborg Granuliertechnik GmbH (the Kreyenborg Group). The Kreyenborg Group broadens our existing offering of screen changers, pumps and valves, critical components in the polymer processing melt stream for extrusion processes, and expands the product portfolio to include pelletizers, the key component in polymer compounding, recycling and related processes. The acquired companies  have additional operations in Shanghai, China, Kuala Lumpur and Malaysia, and are reported in our Adhesive Dispensing Systems segment. We acquired the Kreyenborg Group for an aggregate purchase price of $169,994, net of cash acquired of $22,913 and debt assumed of $391. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $115,103 and identifiable intangible assets of $60,021 were recorded. The identifiable intangible assets consist primarily of $42,306 of customer relationships (amortized over 15 years), $15,336 of technology (amortized over 15 years) and $1,851 of tradenames related to BKG (amortized over 10 years). Goodwill associated with this acquisition is not tax deductible.

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

Nordson Corporation 47

Note 5 — Details of balance sheet

	2015	2014
Receivables:
Accounts	$372,705	$347,259
Notes	7,303	6,339
Other	14,044	16,733
	394,052	370,331
Allowance for doubtful accounts	(4,502)	(4,487)
	$389,550	$365,844

Inventories:
Raw materials and component parts	$97,215	$86,573
Work-in-process	35,509	27,994
Finished goods	128,816	130,544
	261,540	245,111
Obsolescence and other reserves	(28,230)	(26,744)
LIFO reserve	(7,638)	(7,496)
	$225,672	$210,871

Property, plant and equipment:
Land	$9,947	$10,216
Land improvements	3,926	3,827
Buildings	161,924	141,880
Machinery and equipment	355,066	319,110
Enterprise management system	46,382	44,682
Construction-in-progress	17,326	27,419
Leased property under capitalized leases	25,684	27,715
	620,255	574,849
Accumulated depreciation and amortization	(370,315)	(350,410)
	$249,940	$224,439

Accrued liabilities:
Salaries and other compensation	$54,801	$57,722
Pension and retirement	1,973	1,738
Taxes other than income taxes	6,178	6,367
Other	77,979	71,174
	$140,931	$137,001

Nordson Corporation 48

Note 6 — Goodwill and intangible assets

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

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we estimate a reporting unit’s fair value using a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in 2015, 2014 and 2013, the second step of the goodwill impairment test was not necessary.

We acquired WAFO on August 3, 2015 and Matrix on September 1, 2015. Determination of the preliminary goodwill associated with these acquisitions was completed with the assistance of an independent valuation specialist in the fourth quarter of 2015. Since the dates of the valuations, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of these acquisitions below their carrying values.

Changes in the carrying amount of goodwill during 2015 by operating segment follow:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2014	$397,046	$631,433	$24,058	$1,052,537
Acquisitions	3,463	42,926	—	46,389
Currency effect	(14,534)	(2,017)	—	(16,551)
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2015 and October 31, 2014. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation 49

Information regarding intangible assets subject to amortization follows:

	October 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$201,282	$56,315	$144,967
Patent/technology costs	98,063	32,764	65,299
Trade name	83,022	17,003	66,019
Noncompete agreements	8,952	7,819	1,133
Other	1,365	1,357	8
Total	$392,684	$115,258	$277,426

	October 31, 2014
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$200,028	$41,910	$158,118
Patent/technology costs	93,799	27,030	66,769
Trade name	77,846	12,173	65,673
Noncompete agreements	8,220	7,600	620
Other	1,369	1,239	130
Total	$381,262	$89,952	$291,310

Amortization expense for 2015, 2014 and 2013 was $27,487, $25,308 and $22,672 respectively.

Estimated amortization expense for each of the five succeeding years follows:

Year	Amounts
2016	$29,574
2017	$29,148
2018	$28,752
2019	$28,504
2020	$27,980

Note 7 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2015, 2014 and 2013 was approximately $15,747, $14,423 and $12,955, respectively.

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

Nordson Corporation 50

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$345,479	$299,716	$96,831	$85,543
Service cost	10,851	8,071	2,816	2,597
Interest cost	15,037	13,921	2,561	3,185
Participant contributions	—	—	127	137
Plan amendments	—	186	—	(419)
Settlements	—	—	(3,260)	—
Other	—	—	475	—
Foreign currency exchange rate change	—	—	(7,906)	(5,343)
Actuarial (gain) loss	1,371	34,610	2,751	13,293
Benefits paid	(11,699)	(11,025)	(3,780)	(2,162)
Benefit obligation at end of year	$361,039	$345,479	$90,615	$96,831
Change in plan assets:
Beginning fair value of plan assets	$277,912	$243,506	$39,618	$37,078
Actual return on plan assets	5,868	25,535	1,960	1,627
Company contributions	23,239	19,896	4,888	4,009
Participant contributions	—	—	127	137
Settlements	—	—	(3,277)	—
Foreign currency exchange rate change	—	—	(2,063)	(1,071)
Benefits paid	(11,699)	(11,025)	(3,780)	(2,162)
Ending fair value of plan assets	$295,320	$277,912	$37,473	$39,618
Funded status at end of year	$(65,719)	$(67,567)	$(53,142)	$(57,213)
Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$—	$17
Accrued benefit liability	(784)	(709)	(7)	(6)
Long-term pension and retirement obligations	(64,935)	(66,858)	(53,135)	(57,224)
Total amount recognized in financial statements	$(65,719)	$(67,567)	$(53,142)	$(57,213)

Nordson Corporation 51

	United States		International
	2015	2014	2015	2014
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$114,898	$111,337	$30,544	$34,683
Prior service cost (credit)	(235)	(47)	(818)	(995)
Accumulated other comprehensive loss	$114,663	$111,290	$29,726	$33,688
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$7,691	$8,694	$1,902	$2,459
Amortization of prior service cost (credit)	77	121	(89)	(97)
Total	$7,768	$8,815	$1,813	$2,362

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2015	2014	2015	2014
Balance at beginning of year	$111,290	$93,541	$33,688	$23,594
Net (gain) loss arising during the year	13,820	26,372	2,380	13,438
Prior service cost (credit) arising during the year	—	186	—	(419)
Net gain (loss) recognized during the year	(9,742)	(7,940)	(2,268)	(1,233)
Prior service (cost) credit recognized during the year	(121)	(237)	90	101
Settlement loss	(516)	(632)	(1,319)	—
Curtailment loss	(68)	—	—	—
Exchange rate effect during the year	—	—	(2,845)	(1,793)
Balance at end of year	$114,663	$111,290	$29,726	$33,688

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2015	2014	2015	2014
For all plans:
Accumulated benefit obligation	$354,567	$336,464	$69,489	$75,305
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	361,040	345,479	82,521	87,128
Accumulated benefit obligation	354,567	336,464	69,444	73,135
Fair value of plan assets	295,320	277,912	37,424	37,415

Nordson Corporation 52

Net pension benefit costs include the following components:

	United States			International
	2015	2014	2013	2015	2014	2013
Service cost	$10,851	$8,071	$8,896	$2,816	$2,597	$2,098
Interest cost	15,037	13,921	12,314	2,561	3,185	2,872
Expected return on plan assets	(18,316)	(17,297)	(15,241)	(1,589)	(1,772)	(1,512)
Amortization of prior service cost (credit)	121	237	157	(90)	(101)	(81)
Amortization of net actuarial (gain) loss	9,742	7,940	13,995	2,285	1,233	1,406
Settlement loss	516	632	—	1,319	—	—
Curtailment loss	68	—	—
Total benefit cost	$18,019	$13,504	$20,121	$7,302	$5,142	$4,783

Net periodic pension cost for 2015 included a settlement loss of $593 due to lump sum retirement payments and $1,242 due to a plan termination. Net periodic pension cost for 2014 included a settlement loss of $632, due to a lump sum retirement payment.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.39%	4.29%	4.75%	2.81%	2.94%	3.72%
Rate of compensation increase	3.50	3.49	3.30	3.22	3.19	3.18
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate	4.29	4.75	3.85	2.94	3.72	3.52
Expected return on plan assets	6.76	7.24	7.24	4.39	4.60	4.43
Rate of compensation increase	3.49	3.30	3.30	3.19	3.18	3.13

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The increase in the discount rate in 2015 and decrease in 2014 are due to changes in yields for these types of investments as a result of the economic environment.

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

Nordson Corporation 53

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2015	$(5,156)	$6,335	$(1,605)	$2,206
Effect on pension obligation as of October 31, 2015	$(45,247)	$56,766	$(15,901)	$19,273
Expected return on assets:
Effect on total service and interest cost components in 2015	$(2,582)	$2,582	$(362)	$362
Compensation increase:
Effect on total service and interest cost components in 2015	$3,891	$(2,228)	$1,274	$(1,041)
Effect on pension obligation as of October 31, 2015	$19,507	$(11,101)	$7,652	$(6,922)

The allocation of pension plan assets as of October 31, 2015 and 2014 is as follows:

	United States		International
	2015	2014	2015	2014
Asset Category
Equity securities	19%	23%	—%	—%
Debt securities	29	29	—	—
Insurance contracts	—	—	54	58
Pooled investment funds	51	47	46	42
Other	1	1	—	—
Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 89 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2015, the target in “return-seeking assets” is 45 percent and 55 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Our international plans comprise 11 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Nordson Corporation 54

The fair values of our pension plan assets at October 31, 2015 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,781	$1,781	$—	$—	$8	$8	$—	$—
Money market funds	4,286	4,286	—	—	—	—	—	—
Equity securities:					—
Basic materials	2,705	2,705	—	—	—	—	—	—
Consumer goods	4,173	4,173	—	—	—	—	—	—
Financial	6,989	6,989	—	—	—	—	—	—
Healthcare	3,436	3,436	—	—	—	—	—	—
Industrial goods	3,105	3,105	—	—	—	—	—	—
Technology	4,080	4,080	—	—	—	—	—	—
Utilities	822	822	—	—	—	—	—	—
Mutual funds	28,112	28,112	—	—	—	—	—	—
Fixed income securities:
U.S. Government	29,219	7,276	21,943	—	—	—	—	—
Corporate	54,224	—	54,224	—	—	—	—	—
Other	1,546	—	1,546	—	—	—	—	—
Other types of investments:					—
Insurance contracts	—	—	—	—	20,432	—	—	20,432
Real estate collective funds	18,827	—	—	18,827	—	—	—	—
Pooled investment funds	131,347	—	131,347	—	17,033	—	17,033	—
Other	668	668	—	—	—	—	—	—
	$295,320	$67,433	$209,060	$18,827	$37,473	$8	$17,033	$20,432

Nordson Corporation 55

The fair values of our pension plan assets at October 31, 2014 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,617	$1,617	$—	$—	$8	$8	$—	$—
Money market funds	2,820	2,820	—	—	—	—	—	—
Equity securities:
Basic materials	3,224	3,224	—	—	—	—	—	—
Consumer goods	5,114	5,114	—	—	—	—	—	—
Financial	8,036	8,036	—	—	—	—	—	—
Healthcare	4,372	4,372	—	—	—	—	—	—
Industrial goods	3,527	3,527	—	—	—	—	—	—
Technology	4,226	4,226	—	—	—	—	—	—
Utilities	1,084	1,084	—	—	—	—	—	—
Mutual funds	31,255	31,255	—	—	—	—	—	—
Fixed income securities:
U.S. Government	26,447	7,877	18,570	—	—	—	—	—
Corporate	50,720	—	50,720	—	—	—	—	—
Other	2,486	—	2,486	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	23,174	—	—	23,174
Real estate collective funds	16,495	—	—	16,495	—	—	—	—
Pooled investment funds	115,877	—	115,877	—	16,436	—	16,436	—
Other	612	612	—	—	—	—	—	—
	$277,912	$73,764	$187,653	$16,495	$39,618	$8	$16,436	$23,174

These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.

The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 12. Following are the valuation methodologies used to measure these assets:

•	Money market funds - Money market funds are public investment vehicles that are valued with a net asset value of one dollar. This is a quoted price in an active market and is classified as Level 1.
•

Equity securities - Common stocks are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1. Mutual funds are valued at the net asset values of the shares at year-end, as determined by the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.

•

Fixed income securities - U.S. Treasury bills reflect the closing price on the active market in which the securities are traded and are classified as Level 1. Securities of U.S. agencies are valued using bid evaluations and a classified as Level 2. Corporate fixed income securities are valued using evaluated prices, such as dealer quotes, bids and offers and are therefore classified as Level 2.

•

Insurance contracts - Insurance contracts are investments with various insurance companies. The contract value represents the best estimate of fair value. These contracts do not hold any specific assets. These investments are classified as Level 3.

Nordson Corporation 56

•

Real estate collective funds – These funds are valued at the estimated fair value of the underlying properties. Estimated fair value is calculated using a combination of key inputs, such as revenue and expense growth rates, terminal capitalization rates and discount rates. These investments are classified as Level 3.

•

Pooled investment funds - These are public investment vehicles valued using the net asset value. The net asset value is based on the value of the assets owned by the plan, less liabilities. These investments are not quoted on an active exchange and are classified as Level 2.

The following tables present an analysis of changes during the years ended October 31, 2015 and 2014 in Level 3 plan assets, by plan asset class, for U.S. and International pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2014	$16,495	$23,174	$39,669
Actual return on plan assets:
Assets held, end of year	2,469	724	3,193
Assets sold during the period	36	7	43
Purchases	—	3,769	3,769
Sales	(173)	(5,763)	(5,936)
Foreign currency translation	—	(1,479)	(1,479)
Ending balance at October 31, 2015	$18,827	$20,432	$39,259

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2013	$14,958	$22,093	$37,051
Actual return on plan assets:
Assets held, end of year	1,667	771	2,438
Assets sold during the period	25	—	25
Purchases	—	2,816	2,816
Sales	(155)	(1,529)	(1,684)
Foreign currency translation	—	(977)	(977)
Ending balance at October 31, 2014	$16,495	$23,174	$39,669

Contributions to pension plans in 2016 are estimated to be approximately $25,400.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2016	$11,741	$3,010
2017	12,862	2,689
2018	13,878	3,383
2019	15,095	5,140
2020	16,389	3,723
2021-2025	101,531	19,573

Nordson Corporation 57

Other postretirement plans - We have an unfunded postretirement benefit plan covering certain of our United States employees. Employees hired after January 1, 2002, are not eligible to participate in this plan. The plan provides medical and life insurance benefits. The plan is contributory, with retiree contributions in the form of premiums that are adjusted annually, and contains other cost-sharing features, such as deductibles and coinsurance. We also sponsor an unfunded, non-contributory postretirement benefit plan that provides medical and life insurance benefits for certain international employees.

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$69,479	$61,004	$897	$768
Service cost	979	1,037	29	28
Interest cost	2,946	3,062	35	38
Participant contributions	412	431	—	—
Foreign currency exchange rate change	—	—	(111)	(63)
Actuarial (gain) loss	(3,677)	6,015	(321)	130
Benefits paid	(1,824)	(2,070)	(5)	(4)
Benefit obligation at end of year	$68,315	$69,479	$524	$897
Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,412	1,639	5	4
Participant contributions	412	431	—	—
Benefits paid	(1,824)	(2,070)	(5)	(4)
Ending fair value of plan assets	$—	$—	$—	$—
Funded status at end of year	$(68,315)	$(69,479)	$(524)	$(897)
Amounts recognized in financial statements:
Accrued benefit liability	$(2,142)	$(2,069)	$(7)	$(7)
Long-term postretirement obligations	(66,173)	(67,410)	(517)	(890)
Total amount recognized in financial statements	$(68,315)	$(69,479)	$(524)	$(897)

	United States		International
	2015	2014	2015	2014
Amounts recognized in accumulated other
comprehensive (gain) loss:
Net actuarial (gain) loss	$17,652	$22,434	$(379)	$(86)
Prior service credit	(573)	(1,012)	—	—
Accumulated other comprehensive (gain) loss	$17,079	$21,422	$(379)	$(86)
Amounts expected to be recognized
during next fiscal year:
Amortization of net actuarial (gain) loss	$847	$1,187	$(25)	$—
Amortization of prior service cost (credit)	(267)	(438)	—	—
Total	$580	$749	$(25)	$—

Nordson Corporation 58

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2015	2014	2015	2014
Balance at beginning of year	$21,422	$16,393	$(86)	$(243)
Net (gain) loss arising during the year	(3,677)	6,015	(321)	130
Net gain (loss) recognized during the year	(1,104)	(1,435)	—	13
Prior service credit recognized during the year	438	449	—	—
Exchange rate effect during the year	—	—	28	14
Balance at end of year	$17,079	$21,422	$(379)	$(86)

Net postretirement benefit costs include the following components:

	United States			International
	2015	2014	2013	2015	2014	2013
Service cost	$979	$1,037	$1,145	$29	$28	$35
Interest cost	2,946	3,062	2,598	35	38	38
Amortization of prior service credit	(438)	(449)	(473)	—	—	—
Amortization of net actuarial (gain) loss	1,104	1,435	2,112	—	(13)	(4)
Total benefit cost	$4,591	$5,085	$5,382	$64	$53	$69

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.50%	4.40%	4.80%	4.35%	4.25%	4.95%
Health care cost trend rate	3.72	3.93	4.12	6.31	6.48	6.65
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.27	3.41	3.47	3.50	3.50	3.50
Year the rate reaches the ultimate trend rate	2025	2024	2021	2031	2031	2031
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate	4.40%	4.80%	3.85%	4.25%	4.95%	4.40%

Nordson Corporation 59

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2015	$(777)	$946	$(6)	$7
Effect on postretirement obligation as of October 31, 2015	$(9,474)	$12,040	$(96)	$126
Health care trend rate:
Effect on total service and interest cost components in 2015	$663	$(524)	$17	$(13)
Effect on postretirement obligation as of October 31, 2015	$10,492	$(8,419)	$120	$(93)

Contributions to postretirement plans in 2016 are estimated to be approximately $2,100.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2016	$2,142	$7
2017	2,304	8
2018	2,466	11
2019	2,583	12
2020	2,773	12
2021-2025	17,097	78

Note 8 — Income taxes

Income tax expense includes the following:

	2015	2014	2013
Current:
U.S. federal	$36,875	$52,985	$45,004
State and local	1,623	1,900	2,351
Foreign	49,153	47,366	36,829
Total current	87,651	102,251	84,184
Deferred:
U.S. federal	4,950	8,695	8,361
State and local	1,031	(1,635)	(991)
Foreign	(3,881)	(3,571)	(2,248)
Total deferred	2,100	3,489	5,122
	$89,751	$105,740	$89,306

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $140,044, $184,894 and $164,702 in 2015, 2014 and 2013, respectively.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for 2015 included discrete tax benefits of $2,486 primarily related to 2014.

Nordson Corporation 60

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

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2015	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.00%
Domestic Production Deduction	(1.47)	(1.74)	(1.71)
Foreign tax rate variances, net of foreign tax credits	(3.25)	(3.42)	(3.39)
State and local taxes, net of federal income tax benefit	0.43	0.05	0.28
Amounts related to prior years	(1.04)	(0.24)	(1.00)
Other – net	0.16	0.35	(0.48)
Effective tax rate	29.83%	30.00%	28.70%

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $160,818, $167,619 and $146,421 in 2015, 2014 and 2013, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $712,913 and $622,914 at October 31, 2015 and 2014, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

At October 31, 2015 and 2014, total unrecognized tax benefits were $6,258 and $5,812, respectively. The amounts that, if recognized, would impact the effective tax rate were $5,650 and $5,175 at October 31, 2015 and 2014, respectively. The unrecognized tax benefits relate primarily to foreign positions and, if recognized, a substantial portion of the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Balance at beginning of year	$5,812	$5,717	$3,140
Additions based on tax positions related to the current year	288	196	703
Additions for tax positions of prior years	331	319	3,261
Reductions for tax positions of prior years	(28)	—	(317)
Settlements	—	(110)	—
Lapse of statute of limitations	(145)	(310)	(1,070)
Balance at end of year	$6,258	$5,812	$5,717

At October 31, 2015 and 2014, we had accrued interest and penalty expense related to unrecognized tax benefits of $2,664 and $2,025, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

Nordson Corporation 61

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2012 through 2015 tax years; tax years prior to the 2012 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2009. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.

Significant components of deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets:
Employee benefits	$84,651	$79,669
Other accruals not currently deductible for taxes	17,259	17,379
Tax credit and loss carryforwards	9,242	16,531
Inventory adjustments	6,591	5,276
Translation of foreign currency accounts	—	154
Total deferred tax assets	117,743	119,009
Valuation allowance	(6,768)	(7,672)
Total deferred tax assets	110,975	111,337
Deferred tax liabilities:
Depreciation and amortization	171,234	163,107
Other - net	196	-
Total deferred tax liabilities	171,430	163,107
Net deferred tax liabilities	$(60,455)	$(51,770)

At October 31, 2015, we had $2,881 of tax credit carryforwards of which $135 will expire in 2016 through 2017, and $2,746 of which has an indefinite carryforward period. We also had $3,629 Federal, $70,298 state and $14,323 foreign operating loss carryforwards, of which $73,927 will expire in 2016 through 2035, and $14,323 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $904 in 2015 and an increase of $2,009 in 2014. The valuation allowance of $6,768 at October 31, 2015, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Nordson Corporation 62

Note 9 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2015	2014
Maximum borrowings under bank lines of credit:
Domestic banks	$—	$100,000
Foreign banks	45,102	48,619
Total	$45,102	$148,619

Outstanding notes payable:
Domestic bank debt	$—	$100,000
Foreign bank debt	1,108	6,181
Total	$1,108	$106,181

Weighted-average interest rate on notes payable	2.75%	1.00%
Unused bank lines of credit	$43,994	$42,438

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

Note 10 — Long-term debt

A summary of long-term debt is as follows:

	2015	2014
Revolving credit agreement, due 2020	$457,025	$375,242
Senior notes, due 2017-2025	200,000	200,000
Senior notes, due 2019-2027	100,000	—
Term loan, due 2018-2020	200,000	—
Euro loan, due 2018	77,042	—
Euro loan, due 2016	11,501	63,244
Private shelf facility, due 2012-2020	67,778	53,333
Development loans, due 2011-2026	1,467	1,586
Other	672	214
	1,115,485	693,619
Less current maturities	22,842	10,751
Long-term maturities	$1,092,643	$682,868

Revolving credit agreement — This $600,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in February 2020. Payment of quarterly fees is required. The interest rate is variable based upon the LIBOR rate. The weighted average interest rate for borrowings under this agreement was 1.20 percent at October 31, 2015.

Senior notes, due 2017-2025 — These fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 8.78 years. The weighted-average interest rate at October 31, 2015 was 2.93 percent.

Nordson Corporation 63

Senior notes, due 2019-2027 — These fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 8.5 years. The weighted-average interest rate at October 31, 2015 was 3.04 percent.

Term loan, due 2018-2020 — In 2015, we entered into a $200,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. $100,000 is due in three years with a weighted-average interest rate of 1.20 percent and $100,000 is due in five years with a weighted-average interest rate of 1.30 percent.

Euro loan, due 2018 — This Euro denominated loan was entered into in 2015 with Bank of America Merrill Lynch International Limited. It can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2015 was 0.88 percent.

Euro loan, due 2016 — This Euro denominated loan was entered into in 2013 with The Bank of Tokyo-Mitsubishi UFJ, Ltd. It can be extended by one year at the end of the third and fourth anniversaries. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2015 was 0.79 percent.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $180,000 in 2015. Borrowings under the agreement may be up to 12 years, with a remaining average life of 3.13 years, and are unsecured. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date. At October 31, 2015, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent.

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

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2015, are as follows: $22,842 in 2016; $495,118 in 2017; and $203,628 in 2018; $28,734 in 2019 and $168,738 in 2020.

Note 11 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $15,721, $15,135 and $14,835 in 2015, 2014 and 2013, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2015	2014
Transportation equipment	$15,614	$15,524
Other	10,070	12,191
Total capitalized leases	25,684	27,715
Accumulated amortization	(10,743)	(11,139)
Net capitalized leases	$14,941	$16,576

Nordson Corporation 64

At October 31, 2015, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2016	$6,417	$12,611
2017	3,981	8,490
2018	2,025	6,746
2019	866	5,944
2020	609	4,143
Later years	5,746	11,886
Total minimum lease payments	19,644	$49,820
Less amount representing executory costs	1,550
Net minimum lease payments	18,094
Less amount representing interest	3,512
Present value of net minimum lease payments	14,582
Less current portion	4,884
Long-term obligations at October 31, 2015	$9,698

Note 12 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,299	$—	$2,299	$—
Total assets at fair value	$2,299	$—	$2,299	$—

Liabilities:
Deferred compensation plans (b)	$9,984	$—	$9,984	$—
Foreign currency forward contracts (a)	4,655	—	4,655	—
Total liabilities at fair value	$14,639	$—	$14,639	$—

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

Nordson Corporation 65

Fair value disclosures related to goodwill and indefinite-lived intangible assets are disclosed in Note 6.

Note 13 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2015, we recognized net losses of $3,866 on foreign currency forward contracts and net gains of $3,862 from the change in fair value of balance sheet positions. In 2014, we recognized net losses of $826 on foreign currency forward contracts and net gains of $348 from the change in fair value of balance sheet positions. In 2013, we recognized net gains of $1,437 on foreign currency forward contracts and net losses of $3,651 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the contracts outstanding at October 31, 2015 and 2014:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
October 31, 2015 contract amounts:
Euro	$182,503	$180,406	$188,021	$184,174
Pound sterling	55,234	55,543	37,714	37,513
Japanese yen	17,046	17,067	13,646	13,706
Australian dollar	—	—	7,120	6,981
Hong Kong dollar	—	—	59,734	59,739
Singapore dollar	858	857	11,519	11,561
Others	3,018	2,993	29,744	29,674
Total	$258,659	$256,866	$347,498	$343,348

October 31, 2014 contract amounts:
Euro	$424,624	$407,422	$344,461	$330,957
Pound sterling	86,654	85,632	141,638	140,065
Japanese yen	21,057	19,780	17,477	16,498
Australian dollar	216	220	9,012	8,618
Hong Kong dollar	52,278	52,247	117,040	116,978
Singapore dollar	—	—	10,984	10,693
Others	2,627	2,573	28,409	27,236
Total	$587,456	$567,874	$669,021	$651,045

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2015 and 2014, net gains of $427 and $318, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

Nordson Corporation 66

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2015, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$50,268	$50,268	$42,314	$42,314
Notes payable	1,108	1,108	106,181	106,181
Long-term debt (including current portion)	1,115,485	1,113,140	693,619	696,140
Foreign currency forward contracts (net)	(2,356)	(2,356)	1,510	1,510

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Note 14 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2015, 2014 or 2013.

Common — We have 160,000 authorized common shares without par value. At October 31, 2015 and 2014, there were 98,023 common shares issued. At October 31, 2015 and 2014, the number of outstanding common shares, net of treasury shares, was 57,358 and 62,435, respectively.

Common shares repurchased as part of publicly announced programs during 2015, 2014 and 2013 were as follows:

	Number	Total	Average
Year	of Shares	Amount	per Share
2015	5,360	$381,598	$71.19
2014	2,224	$163,584	$73.55
2013	459	$30,443	$66.29

Nordson Corporation 67

Note 15 — Stock-based compensation

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

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited. For grants made in or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $8,772, $10,251 and $4,906 for 2015, 2014 and 2013, respectively. The increase in the 2014 expense was primarily related to accelerated amortization of the cost of options.

The following table summarizes activity related to stock options during 2015:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2014	1,686	$42.77
Granted	316	$79.66
Exercised	(211)	$27.60
Forfeited or expired	(32)	$68.38
Outstanding at October 31, 2015	1,759	$50.74	$38,727	6.0 years
Vested at October 31, 2015 or expected to vest	1,745	$50.54	$38,721	6.0 years
Exercisable at October 31, 2015	1,039	$37.62	$34,975	4.6 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$14 - $28	$29 - $44	$45 - $81
Number outstanding	442	506	811
Weighted-average remaining contractual life, in years	2.9	5.4	8.1
Weighted-average exercise price	$22.82	$41.78	$71.57
Number exercisable	442	416	181
Weighted-average exercise price	$22.82	$41.38	$65.14

As of October 31, 2015, there was $5,052 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

Nordson Corporation 68

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

	2015	2014	2013
Expected volatility	30.3-39.5%	40.1%˗44.7%	45.3%˗46.9%
Expected dividend yield	1.06-1.10%	0.98%˗1.03%	0.97%˗1.01%
Risk-free interest rate	1.57%˗1.85%	1.51%˗1.79%	0.75%˗0.90%
Expected life of the option (in years)	5.4˗6.1	5.4˗6.1	5.4˗6.1

The weighted-average expected volatility used to value options granted in 2015, 2014 and 2013 was 34.3 percent, 44.5 percent and 46.3 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2015, 2014 and 2013 was $24.63, $27.92 and $24.12, respectively.

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $10,406, $17,223 and $12,892, respectively.

Cash received from the exercise of stock options for 2015, 2014 and 2013 was $5,372, $7,013 and $6,018, respectively. The tax benefit realized from tax deductions from exercises for 2015, 2014 and 2013 was $3,661, $6,385 and $5,531, respectively.

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

For non-employee directors, all restrictions lapse in the event of disability or death. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata vesting of shares or units.

As shares or units are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is expensed over the vesting period. Tax benefits arising from the lapse of restrictions are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to restricted shares during 2015:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2014	71	$63.53
Granted	24	$78.64
Forfeited	(5)	$75.30
Vested	(37)	$58.04
Restricted at October 31, 2015	53	$73.23

Nordson Corporation 69

As of October 31, 2015, there was $1,908 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.8 years. The amount charged to expense related to restricted shares was $1,840, $1,784 and $2,464 in 2015, 2014 and 2013, respectively. These amounts included common share dividends $51, $52, and $57 in 2015, 2014 and 2013, respectively.

The following table summarizes activity related to restricted share units in 2015:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2014	5	$61.59
Granted	13	$76.19
Vested	(18)	$71.83
Restricted share units at October 31, 2015	0	$—

As of October 31, 2015, there was no remaining expense to be recognized related to outstanding restricted share units. The amount charged to expense related to restricted share units during 2015, 2014 and 2013 was $972, $890 and $598, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during 2015:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2014	110	$29.74
Restricted stock units vested	12	$69.51
Dividend equivalents	1	$73.46
Distributions	(23)	$21.97
Outstanding at October 31, 2015	100	$36.76

The amount charged to expense related to director deferred compensation was $91, $101 and $183 in 2015, 2014 and 2013, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. This value was $76.48 per share for 2015, $69.25 per share for 2014 and $59.59 per share for 2013. The amounts charged to expense for executive officers and selected other key employees in 2015, 2014 and 2013 were $3,459, $4,304 and $3,588, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2015, and 2014 was $7,561 and $7,570, respectively.

Nordson Corporation 70

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their performance share-based incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $179, $129 and $79 for 2015, 2014 and 2013, respectively.

Shares reserved for future issuance — At October 31, 2015, there were 2,303 of common shares reserved for future issuance through the exercise of outstanding options or rights.

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

No single customer accounted for 10 percent or more of sales in 2015, 2014 or 2013.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate		Total
Year ended October 31, 2015
Net external sales	$836,066		$593,858		$258,742		$—		$1,688,666
Depreciation	14,804		13,015		3,194		6,694		37,707
Operating profit (loss)	195,902	(a)	120,940	(b)	41,458	(c)	(40,570)		317,730
Identifiable assets (e)	734,145		1,021,221		130,421		486,852	(d)	2,372,639
Expenditures for long-lived assets	12,880		36,182		5,112		7,913		62,087
Year ended October 31, 2014
Net external sales	$899,696		$561,784		$242,541		$—		$1,704,021
Depreciation	15,467		10,433		3,368		5,178		34,446
Operating profit (loss)	229,556	(a)	140,240	(b)	38,117	(c)	(40,808)		367,105
Identifiable assets (e)	747,063		919,052		130,624		495,676	(d)	2,292,415
Expenditures for long-lived assets	15,886		15,163		4,057		8,468		43,574
Year ended October 31, 2013
Net external sales	$793,488		$516,266		$233,167		$—		$1,542,921
Depreciation	15,326		9,180		3,084		4,176		31,766
Operating profit (loss)	203,757	(a)	123,403	(b)	33,786		(37,097)		323,849
Identifiable assets (e)	750,616		721,524		113,835		467,809	(d)	2,053,784
Expenditures for long-lived assets	20,498		10,080		6,239		10,402		47,219

(a)	Includes $7,972, $1,731 and $315 of severance and restructuring costs in 2015, 2014 and 2013, respectively.
(b)	Includes $3,060, $579 and $811 of severance and restructuring costs 2015, 2014 and 2013, respectively.
(c)	Includes $379 and $241 of severance and restructuring costs in 2015 and 2014, respectively.

Nordson Corporation 71

(d)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.
(e)

Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

We have significant sales and long-lived assets in the following geographic areas:

	2015	2014	2013
Net external sales
United States	$529,893	$503,776	$465,789
Americas	129,325	120,993	123,654
Europe	462,565	494,538	416,725
Japan	107,797	127,057	127,945
Asia Pacific	459,086	457,657	408,808
Total net external sales	$1,688,666	$1,704,021	$1,542,921

Long-lived assets
United States	$187,212	$159,946	$136,551
Americas	1,735	2,451	4,154
Europe	21,231	21,039	22,576
Japan	5,876	5,967	4,384
Asia Pacific	33,886	35,036	33,314
Total long-lived assets	$249,940	$224,439	$200,979

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2015	2014	2013
Total profit for reportable segments	$317,730	$367,105	$323,849
Interest expense	(18,104)	(15,035)	(14,841)
Interest and investment income	558	581	421
Other-net	678	(138)	1,694
Income before income taxes	$300,862	$352,513	$311,123

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2015	2014	2013
Total assets for reportable segments	$2,372,639	$2,292,415	$2,053,784
Customer advance payments	22,884	25,578	28,341
Eliminations	(35,079)	(37,863)	(28,946)
Total consolidated assets	$2,360,444	$2,280,130	$2,053,179

Nordson Corporation 72

Note 17 — Supplemental information for the statement of cash flows

	2015	2014	2013
Cash operating activities:
Interest paid	$17,312	$14,115	$16,037
Income taxes paid	72,175	87,797	93,074
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$5,562	$8,584	$6,441
Capitalized lease obligations terminated	672	864	468
Shares acquired and issued through exercise of stock options	445	—	148

Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2015:
Sales	$379,008	$400,727	$462,731	$446,200
Gross margin	208,721	221,890	248,492	234,861
Net income	42,885	49,214	69,388	49,624
Earnings per share:
Basic	0.69	0.81	1.15	0.84
Diluted	0.69	0.80	1.14	0.84

2014:
Sales	$359,420	$417,461	$458,550	$468,590
Gross margin	194,782	235,552	257,511	257,253
Net income	34,880	61,934	77,879	72,080
Earnings per share:
Basic	0.54	0.97	1.23	1.14
Diluted	0.54	0.96	1.21	1.13

The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

During the fourth quarter of 2015, we recorded pre-tax severance and restructuring costs of $9,092. Additionally, we recorded other income of $1,608 related to a favorable litigation settlement.

During the third quarter of 2015, we recorded pre-tax severance and restructuring costs of $2,319.

During the first quarter of 2015, we recorded a pre-tax loss of $1,572 related to a pension settlement.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the first quarter of 2015 included a discrete tax benefit of $1,786 primarily related to 2014.

During the fourth quarter of 2014, we recorded pre-tax severance costs of $1,273. Additionally, we recorded a pre-tax gain of $1,005 related to a property insurance settlement.

During the second quarter of 2014, we recorded pre-tax severance costs of $1,278.

Nordson Corporation 73

Note 19 — Contingencies

We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, after consultation with legal counsel, we believe that the probability is remote that losses in excess of the amounts we have accrued would have a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2015, and 2014 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565 and $615, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be different than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation 74

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015.

We acquired Liquidyn GmbH (Liquidyn), WAFO Produktionsgesellschaft GmbH (WAFO) and MatriX Technologies GmbH (MatriX) on June 15, 2015, August 3, 2015 and September 1, 2015, respectively. They represented four percent of our total assets as of October 31, 2015. As the acquisitions occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Liquidyn, WAFO and MatriX. This exclusion is in accordance with the SEC’s general guidance that assessments of recently acquired businesses may be omitted from our scope in the year of acquisition.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2015.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2015. Their report is included herein.

/s/ Michael F. Hilton	/s/ Gregory A. Thaxton
President and	Senior Vice President, Chief Financial Officer
Chief Executive Officer	December 15, 2015
December 15, 2015

Nordson Corporation 75

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Liquidyn GmbH, WAFO Produktionsgesellschaft GmbH and MatriX Technologies GmbH, which are included in the 2015 consolidated financial statements of Nordson Corporation and constituted four percent of total assets as of October 31, 2015. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of Liquidyn GmbH, WAFO Produktionsgesellschaft GmbH and MatriX Technologies GmbH.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015 of Nordson Corporation and our report dated December 15, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Cleveland, Ohio
December 15, 2015

Nordson Corporation 76

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Cleveland, Ohio
December 15, 2015

Nordson Corporation 77

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (senior vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2015. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2015 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)

Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors Whose Terms Expire in 2019” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors Whose Terms Expire in 2019” of our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

Nordson Corporation 78

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” “Pension Benefits Table,” “Nonqualified Deferred Compensation” and “Potential Benefits Upon Termination” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,759	$50.74	2,900
Equity compensation plans not approved by security holders	—	—	—
Total	1,759	$50.74	2,900

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst & Young LLP” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Nordson Corporation 79

PART IV

Item 15.  Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ending October 31, 2015

Consolidated Statements of Comprehensive Income for each of the three years in the period ending October 31, 2015

Consolidated Balance Sheets as of October 31, 2015 and October 31, 2014

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ending October 31, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ending October 31, 2015

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2015.

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

Nordson Corporation 80

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 15, 2015	By:	/s/ Gregory A. Thaxton
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer

Nordson Corporation 81

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gregory A. Thaxton as his or her true and lawful attorney-in-fact and agent with full power to act alone, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Michael F. Hilton	Director, President and Chief Executive Officer (Principal Executive Officer)	December 15, 2015
Michael F. Hilton

/s/ Gregory A. Thaxton	Senior Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 15, 2015
Gregory A. Thaxton

/s/ Joseph P. Keithley	Chairman of the Board	December 15, 2015
Joseph P. Keithley

/s/ Lee C. Banks	Director	December 15, 2015
Lee C. Banks

/s/ Randolph W. Carson	Director	December 15, 2015
Randolph W. Carson

/s/ Arthur L. George, Jr.	Director	December 15, 2015
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 15, 2015
Frank M. Jaehnert

/s/ Michael J. Merriman, Jr.	Director	December 15, 2015
Michael J. Merriman, Jr.

/s/ May G. Puma	Director	December 15, 2015
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 15, 2015
Victor L. Richey, Jr.

Nordson Corporation 82

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at	Assumed				Balance
	Beginning	from	Charged to		Currency	at End
	of Year	Acquisitions	Expense	Deductions	Effects	of Year
Allowance for Doubtful Accounts
2013	$3,776	256	889	698	42	$4,265
2014	$4,265	121	867	551	(215)	$4,487
2015	$4,487	178	1,014	773	(404)	$4,502
Inventory Obsolescence and Other Reserves
2013	$20,505	3,969	5,075	2,961	(9)	$26,579
2014	$26,579	1,045	6,706	6,361	(1,225)	$26,744
2015	$26,744	333	9,154	6,741	(1,260)	$28,230

Nordson Corporation 83

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

Credit Agreement dated August 6, 2014 by and among Nordson Corporation, PNC Bank National Association and PNC Capital Markets LLC (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014)

4-h 4-i

Second Amended and Restated Credit Agreement dated February 20, 2015 between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated February 26, 2015)

$200 million Term Loan Facility Agreement dated April 10, 2015 between Nordson Corporation and PNC Bank National Association (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015)

4-j

Master Note Purchase Agreement dated July 28, 2015 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015)

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
10-b-2

Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-b-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

Nordson Corporation 84

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
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
10-d-3

Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-d-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-e-1

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
10-e-3

Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-e-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-1

Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10-g-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-2	Nordson Corporation 2012 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 4, 2013)*
10-g-3

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-4

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-4 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-5

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g -5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-6

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-h

Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)

10-h-1

Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10-b-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-i

Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*

Nordson Corporation 85

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
10-j

Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*

10-m	Employment Agreement between Registrant and Michael F. Hilton*
10-n	Employment Agreement (Change in Control Retention Agreement) between Registrant and Michael F. Hilton*
10-o

Supplemental Retirement Agreement between the Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-o to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2010)*

10-p

Stock Purchase Agreement by and among VP Acquisition Holdings, Inc., the Stockholders of VP Acquisition Holdings, Inc., the Optionholders of VP Acquisition Holdings, Inc., American Capital, Ltd., as Securityholder Representative, and Nordson Corporation dated as of July 15, 2011 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011)

10-q

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

Nordson Corporation 86

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
101

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2015, 2014 and 2013 (iii) the Consolidated Balance Sheets at October 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.

Nordson Corporation 87