Form 10-Q
period 2016-01-31
NORDSON CORP
filed 2016-03-07
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of January 31, 2016:  56,990,042

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
	January 31, 2016	January 31, 2015
(In thousands, except for per share data)
Sales	$372,220	$379,008
Operating costs and expenses:
Cost of sales	175,313	170,287
Selling and administrative expenses	144,929	145,903
	320,242	316,190
Operating profit	51,978	62,818
Other income (expense):
Interest expense	(5,844)	(4,089)
Interest and investment income	138	86
Other - net	802	(102)
	(4,904)	(4,105)
Income before income taxes	47,074	58,713
Income taxes	5,913	15,828
Net income	$41,161	$42,885
Average common shares	56,997	62,008
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	308	528
Average common shares and common share equivalents	57,305	62,536
Basic earnings per share	$0.72	$0.69
Diluted earnings per share	$0.72	$0.69
Dividends declared per share	$0.24	$0.22

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	January 31, 2016	January 31, 2015
(In thousands)
Net income	$41,161	$42,885
Components of other comprehensive income (loss):
Translation adjustments	(11,581)	(30,867)
Amortization of prior service cost and net actuarial losses, net of tax	1,631	2,164
Total other comprehensive income (loss)	(9,950)	(28,703)
Total comprehensive income	$31,211	$14,182

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2016	October 31, 2015
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$60,736	$50,268
Receivables - net	343,926	389,550
Inventories - net	224,793	225,672
Deferred income taxes	24,556	24,865
Prepaid expenses	26,862	21,236
Total current assets	680,873	711,591
Property, plant and equipment - net	250,703	249,940
Goodwill	1,079,797	1,082,375
Intangible assets - net	268,053	277,426
Deferred income taxes	5,288	5,705
Other assets	32,526	33,407
Total assets	$2,317,240	$2,360,444
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$8,946	$1,108
Accounts payable	60,981	68,229
Income taxes payable	24,258	28,642
Accrued liabilities	102,240	140,931
Customer advanced payments	23,736	22,884
Current maturities of long-term debt	11,263	22,842
Deferred income taxes	673	1,256
Current obligations under capital leases	4,724	4,884
Total current liabilities	236,821	290,776
Long-term debt	1,116,179	1,092,643
Deferred income taxes	89,141	89,770
Pension obligations	114,088	118,071
Postretirement obligations	67,267	66,690
Other long-term liabilities	43,634	42,478
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	353,434	348,986
Retained earnings	1,744,735	1,717,228
Accumulated other comprehensive loss	(154,636)	(144,686)
Common shares in treasury, at cost	(1,305,676)	(1,273,765)
Total shareholders' equity	650,110	660,016
Total liabilities and shareholders' equity	$2,317,240	$2,360,444

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Three months ended	January 31, 2016	January 31, 2015
(In thousands)
Cash flows from operating activities:
Net income	$41,161	$42,885
Depreciation and amortization	17,210	15,984
Non-cash stock compensation	4,847	4,482
Deferred income taxes	(1,656)	1,131
Other non-cash expense	980	706
Loss on sale of property, plant and equipment	21	546
Tax benefit from the exercise of stock options	(198)	(319)
Changes in operating assets and liabilities	(13,828)	(39,503)
Net cash provided by operating activities	48,537	25,912
Cash flows from investing activities:
Additions to property, plant and equipment	(11,093)	(16,821)
Proceeds from sale of property, plant and equipment	87	275
Equity investments	—	(371)
Net cash used in investing activities	(11,006)	(16,917)
Cash flows from financing activities:
Proceeds from short-term borrowings	8,022	57,464
Repayment of short-term borrowings	(3)	—
Proceeds from long-term debt	24,802	76,347
Repayment of long-term debt	(11,401)	(53,844)
Repayment of capital lease obligations	(1,416)	(1,575)
Issuance of common shares	900	832
Purchase of treasury shares	(33,408)	(73,075)
Tax benefit from the exercise of stock options	198	319
Dividends paid	(13,654)	(13,635)
Net cash used in financing activities	(25,960)	(7,167)

Effect of exchange rate changes on cash	(1,103)	(3,216)
Increase (decrease) in cash and cash equivalents	10,468	(1,388)
Cash and cash equivalents:
Beginning of year	50,268	42,314
End of quarter	$60,736	$40,926

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2016

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

A relative selling price hierarchy exists for determining the selling price of deliverables in multiple deliverable arrangements.  Vendor specific objective evidence (VSOE) is used, if available.  Third-party evidence (TPE) is used if VSOE is not available, and best estimated selling price is used if neither VSOE nor TPE is available.  Our multiple deliverable arrangements include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory.  Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet.  Revenues deferred in 2016 and 2015 were not material.

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ending January 31, 2016 were 1,040.  Options excluded from the calculation of diluted earnings per share for the three months ending January 31, 2015 were 315.

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

Nordson Corporation

standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

In April 2015, the FASB issued a new standard regarding the presentation of debt issuance costs.  Under this standard, a company is required to present unamortized debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a separate asset. The recognition and measurement guidance for debt issuance costs are not affected by this new standard.  In August 2015, the FASB issued an amendment to this standard, which added clarification to the presentation of debt issuance costs.  This amendment allows debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. It will be effective for us beginning in 2017. We do not expect this standard to have a material impact on our consolidated financial statements as it will only impact presentation.

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

In November 2015, the FASB issued a new standard regarding the balance sheet classification of deferred taxes, which will require entities to present deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent on the balance sheet. It will be effective for us beginning in 2017; however, early adoption is permissible. This standard may be adopted either on a retrospective or prospective basis.  We are currently assessing the impact this standard will have on our consolidated financial statements as well as the method by which we will adopt the new standard.

3.	Severance and restructuring costs

Severance and restructuring costs of $1,017 were recognized in the first quarter of 2016.  Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in severance costs of $342,  and other one-time restructuring costs of $138 during the three months ended January 31, 2016. Severance payments of $3,967 related to these actions, as well as actions taken in 2015, were paid during the first quarter of 2016.

To enhance operational efficiency and customer service within the Advanced Technology Systems segment, a restructuring initiative resulted in severance costs of $510 during the three months ended January 31, 2016. Severance and restructuring payments of $2,012 related to these actions, as well as actions taken in 2015, were paid during the first quarter of 2016.

Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $27 during the three months ended January 31, 2016. Severance payments of $294 related to these actions, as well as actions taken in 2015, were paid during the first quarter of 2016.

4.	Inventories

At January 31, 2016 and October 31, 2015, inventories consisted of the following:

	January 31, 2016	October 31, 2015
Raw materials and component parts	$91,872	$97,215
Work-in-process	37,294	35,509
Finished goods	131,756	128,816
	260,922	261,540
Obsolescence and other reserves	(29,299)	(28,230)
LIFO reserve	(6,830)	(7,638)
	$224,793	$225,672

Nordson Corporation

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2016 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375
Currency effect	(1,744)	(834)	—	(2,578)
Balance at January 31, 2016	$384,231	$671,508	$24,058	$1,079,797

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2016 and October 31, 2015.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$199,390	$59,677	$139,713
Patent/technology costs	96,677	33,780	62,897
Trade name	82,691	18,243	64,448
Non-compete agreements	8,906	7,918	988
Other	1,364	1,357	7
Total	$389,028	$120,975	$268,053

	October 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$201,282	$56,315	$144,967
Patent/technology costs	98,063	32,764	65,299
Trade name	83,022	17,003	66,019
Non-compete agreements	8,952	7,819	1,133
Other	1,365	1,357	8
Total	$392,684	$115,258	$277,426

Amortization expense for the three months ended January 31, 2016 and 2015 was $7,334 and $6,891, respectively.

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2016 and January 31, 2015 were:

	U.S.		International
Three Months Ended	2016	2015	2016	2015
Service cost	$2,761	$2,400	$701	$741
Interest cost	3,934	3,682	613	672
Expected return on plan assets	(4,919)	(4,580)	(387)	(417)
Amortization of prior service cost (credit)	19	30	(22)	(24)
Amortization of net actuarial loss	1,926	2,253	465	824
Settlement loss	—	—	—	1,275
Total benefit cost	$3,721	$3,785	$1,370	$3,071

Nordson Corporation

The components of other postretirement benefit cost for the three months ended January 31, 2016 and January 31, 2015 were:

	U.S.		International
Three Months Ended	2016	2015	2016	2015
Service cost	$248	$275	$4	$8
Interest cost	765	753	6	9
Amortization of prior service credit	(66)	(110)	—	—
Amortization of net actuarial (gain) loss	212	297	(6)	—
Total benefit cost	$1,159	$1,215	$4	$17

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three months ended January 31, 2016 and January 31, 2015 were 12.6% and 27.0%, respectively.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the three months ended January 31, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015.  The tax rate for the three months ended January 31, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings generated prior to 2015.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal R&D Tax Credit from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2015 included a discrete tax benefit of $1,786 primarily related to 2014.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2015	$(42,427)	$(102,259)	$(144,686)
Pension and postretirement plan changes, net of tax of $(884)	—	1,631	1,631
Currency translation losses	(11,581)	—	(11,581)
Balance at January 31, 2016	$(54,008)	$(100,628)	$(154,636)

9.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully

Nordson Corporation

vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,156 and $2,468 in the three months ended January 31, 2016 and 2015, respectively.

The following table summarizes activity related to stock options for the three months ended January 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2015	1,759	$50.74
Granted	490	$70.91
Exercised	(27)	$33.12
Forfeited or expired	(14)	$63.45
Outstanding at January 31, 2016	2,208	$55.35	$25,217	6.7 years
Vested or expected to vest at January 31, 2016	2,170	$55.06	$25,217	6.6 years
Exercisable at January 31, 2016	1,304	$43.47	$25,217	5.1 years

As of January 31, 2016, there was $11,337 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2016	January 31, 2015
Expected volatility	29.1%-30.4%	31.6%-39.5%
Expected dividend yield	1.54%	1.10%
Risk-free interest rate	1.78%-1.90%	1.70%-1.85%
Expected life of the option (in years)	5.4-6.2	5.4-6.1

The weighted-average expected volatility used to value the 2016 and 2015 options was 29.6%, and 34.3%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2016 and 2015 was $18.23 and $24.63, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2016 and 2015 was $968 and $1,097, respectively.

Cash received from the exercise of stock options for the three months ended January 31, 2016 and 2015 was $900 and $832, respectively.  The tax benefit realized from tax deductions from exercises for the three months ended January 31, 2016 and 2015 was $198 and $319, respectively.

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

Nordson Corporation

As shares or units are issued, deferred stock-based compensation equivalent to the fair market value on the date of grant is expensed over the vesting period.  Tax benefits arising from the lapse of restrictions are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to restricted shares during the three months ended January 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2015	53	$73.23
Granted	30	$70.80
Vested	(23)	$69.31
Restricted shares at January 31, 2016	60	$73.47

As of January 31, 2016, there was $3,527 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.2 years.  The amount charged to expense related to restricted shares during the three months ended January 31, 2016 and 2015 was $506 and $472, respectively. These amounts included common share dividends for the three months ended January 31, 2016 and 2015 of $15 and $13, respectively.

The following table summarizes activity related to restricted share units during the three months ended January 31, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2015	0	$—
Granted	13	$72.01
Restricted share units at January 31, 2016	13	$72.01

As of January 31, 2016, there was $720 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years.  The amount charged to expense related to restricted share units during the three months ended January 31, 2016 and 2015 was $243.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2015	100	$36.76
Dividend equivalents	1	$62.41
Distributions	(3)	$29.09
Outstanding at January 31, 2016	98	$37.21

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2016 and 2015 was $39 and $25, respectively.

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

Nordson Corporation

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid.  This value was $67.69 per share for 2016, $76.48 per share for 2015 and $69.25 per share for 2014.  During the three months ended January 31, 2016, and January 31, 2015, $1,869 and $1,248 was charged to expense. The cumulative amount recorded in shareholders’ equity at January 31, 2016 was $5,737.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and, for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended January 31, 2016 and 2015 was $49 and $39, respectively.

10.	Warranties

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

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
Beginning balance at October 31	$10,537	$9,918
Accruals for warranties	2,547	2,996
Warranty payments	(2,357)	(2,661)
Currency effect	(51)	(588)
Ending balance	$10,676	$9,665

11.	Operating segments

We conduct business across three primary business segments:  Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems.  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.  The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2015.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended
January 31, 2016
Net external sales	$203,439		$117,860		$50,921		$—	$372,220
Operating profit (loss)	50,360	(a)	7,973	(b)	4,178	(c)	(10,533)	51,978
Three months ended
January 31, 2015
Net external sales	$194,213		$132,218		$52,577		$—	$379,008
Operating profit (loss)	43,327		26,818		3,764		(11,091)	62,818

(a)	Includes $480 of severance and restructuring costs in the three months ended January 31, 2016.

Nordson Corporation

(b)	Includes $510 of severance and restructuring costs in the three months ended January 31, 2016.
(c)	Includes $27 of severance and restructuring costs in the three months ended January 31, 2016.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended
	January 31, 2016	January 31, 2015
Total profit for reportable segments	$51,978	$62,818
Interest expense	(5,844)	(4,089)
Interest and investment income	138	86
Other-net	802	(102)
Income before income taxes	$47,074	$58,713

We have significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2016	January 31, 2015
United States	$117,391	$122,824
Americas	26,707	28,268
Europe	119,718	108,566
Japan	19,503	21,533
Asia Pacific	88,901	97,817
Total net external sales	$372,220	$379,008

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	878	—	878	—
Total assets at fair value	$878	$—	$878	$—
Liabilities:
Deferred compensation plans (b)	$10,380	$—	$10,380	$—
Foreign currency forward contracts (a)	1,807	—	1,807	—
Total liabilities at fair value	$12,187	$—	$12,187	$—

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

Nordson Corporation

13.	Financial instruments

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended January 31, 2016, we recognized gains of $1,427 on foreign currency forward contracts and losses of $388 from the change in fair value of balance sheet positions.  For the three months ended January 31, 2015, we recognized gains of $388 on foreign currency forward contracts and losses of $395 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2016:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$165,216	$165,590	$67,513	$67,178
British pound	52,087	51,409	37,824	36,776
Japanese yen	23,654	23,221	17,559	17,505
Australian dollar	525	531	6,918	6,925
Hong Kong dollar	—	—	62,663	62,446
Singapore dollar	375	378	11,624	11,657
Others	3,270	3,277	23,433	23,397
Total	$245,127	$244,406	$227,534	$225,884

The carrying amounts and fair values of financial instruments at January 31, 2016, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$60,736	$60,736
Notes payable	8,946	8,946
Long-term debt, including current maturities	1,127,442	1,126,369
Foreign currency forward contracts (net)	(929)	(929)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are valued using observable market based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

14.	Contingencies

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2016 and October 31, 2015, our

Nordson Corporation

accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, and other fluids; to test and inspect for quality; and to treat and cure surfaces.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 6,100 employees and direct operations in more than 30 countries.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2015. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2015.

Results of Operations

Sales

Worldwide sales for the three months ended January 31, 2016 were $372,220, a 1.8% decrease from sales of $379,008 for the comparable period of 2015.  Sales volume increased 3.5%, consisting of 0.4% organic growth and 3.1% from the first year effect of the MatriX Technologies GmbH, WAFO Produktionsgesellschaft GmbH (“WAFO”) and Liquidyn GmbH acquisitions.  Unfavorable currency translation effects reduced sales by 5.3%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2016 were $203,439 compared to $194,213 in the comparable period of 2015, an increase of 4.8%.  Sales volume increased 12.0%, consisting of 10.9% organic growth and 1.1% from the first year effect of the WAFO acquisition. Unfavorable currency translation effects reduced sales by 7.2%. Organic growth was strong in every product line, particularly in product lines serving consumer non-durable, disposable hygiene, general product assembly, rigid and flexible packaging end markets. Sales volume increased in the United States, Europe and Asia Pacific regions.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2016 were $117,860 compared to $132,218 in the comparable period of 2015, a decrease of 10.9%.  Sales volume decreased 8.2%, and unfavorable currency translation effects reduced sales by 2.7%. Organic growth in surface treatment and medical fluid management product lines was offset by softness in other product lines, mostly related to electronics end markets. Sales volume increased in the Europe region.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2016 were $50,921 compared to $52,577 in the comparable period of 2015, a decrease of 3.1%.  Sales volume increased 1.5% and unfavorable currency translation effects reduced sales by 4.6%.  Growth in liquid painting, container coating and UV curing product lines was partially offset by softness in our product line serving powder coating end markets. Sales volume increased in Japan, the Americas and Asia Pacific regions.

Sales outside the United States accounted for 68.5% of sales in the three months ended January 31, 2016 compared to 67.6% for the three months ended January 31, 2015.  On a geographic basis, sales in the United States decreased 4.4% for the three months ended

Nordson Corporation

January 31, 2016 compared to the same period in 2015.  The decrease in sales volume consisted of lower organic sales volume of 4.8%, offset by 0.4% growth from acquisitions.  Sales in the Americas region decreased 5.5% from the comparable period of 2015. Sales volume increased by 6.6%, which consisted of 5.2% organic growth and 1.4% growth from acquisitions. Unfavorable currency translation effects reduced sales by 12.1%. Sales in Europe increased 10.3% from the comparable period of 2015.  Sales volume increased 21.6%, which consisted of 16.9% organic growth and 4.7% growth from acquisitions.  Unfavorable currency translation effects reduced sales by 11.3%.  Sales in Japan decreased 9.4% from the comparable period of 2015.  Sales volume decreased 7.2%, which consisted of lower organic sales volume of 7.7%, offset by 0.5% growth from acquisitions. Unfavorable currency translation effects reduced sales by 2.2%.  Asia Pacific sales decreased 9.1% from the comparable period of 2015.  Sales volume decreased 5.1%, which consisted of lower organic sales volume of 11.0%, offset by 5.9% growth from acquisitions. Unfavorable currency translation effects reduced sales by 4.0%.

Operating Profit

Cost of sales for the three months ended January 31, 2016 were $175,313, up from $170,287 in the comparable period of 2015. Gross margin was 52.9% for the three months ended January 31, 2016, compared to 55.1% in 2015. The decrease in gross margin was primarily due to product and customer mix, higher charges for short-term inventory purchase accounting adjustments related to acquisitions and the unfavorable effects of currency translation.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended January 31, 2016 were $144,929, compared to $145,903 for the comparable period of 2015, a decrease of 0.7%.  The decrease was primarily due to currency translation effects that offset additional expense from acquisitions and severance and restructuring actions.

Selling and administrative expenses, including severance and restructuring costs, for the three months ended January 31, 2016 as a percent of sales increased to 38.9% from 38.5% for the comparable period of 2015.

During the three months ended January 31, 2016, we recognized severance and restructuring costs of $1,017. Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in severance costs of $342, and other one-time restructuring costs of $138 during the three months ended January 31, 2016. To enhance operational efficiency and customer service within the Advanced Technology Systems segment, a restructuring initiative resulted in severance costs of $510 during the three months ended January 31, 2016. Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $27 during the three months ended January 31, 2016.  All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating profit as a percentage of sales was 14.0% for the three months ended January 31, 2016, compared to 16.6% for the comparable period in 2015. This decrease was primarily due to severance and restructuring costs, short-term purchase price accounting charges for acquired inventory and the unfavorable effects of currency translation.

For the Adhesive Dispensing Systems segment, operating profit as a percent of sales increased to 24.8% for the three months ended January 31, 2016 from 22.3% for the three months ended January 31, 2015.  The increase was primarily due to the leverage of higher sales volume, as well as product and customer mix.

For the Advanced Technology Systems segment, operating profit as a percent of sales decreased to 6.8% for the three months ended January 31, 2016 from 20.3% for the three months ended January 31, 2015. The decrease was due to lower sales volume, product and customer mix and the unfavorable effects of currency translation.

For the Industrial Coating Systems segment, operating profit as a percent of sales increased to 8.2% for the three months ended January 31, 2016 from 7.2% for the three months ended January 31, 2015. The increase was primarily due to product and customer mix.

Interest and Other Income (Expense)

Interest expense for the three months ended January 31, 2016 was $5,844, up from $4,089 for the three months ended January 31, 2015.  This increase was due primarily to higher borrowing levels between periods.

Other income was $802 for the three months ended January 31, 2016, compared to other expense of $102 for the three months ended January 31, 2015. Included in the current quarter’s other income were foreign currency gains of $1,039.

Nordson Corporation

Income Taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operated earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2016 was 12.6% compared to 27.0% for the three months ended January 31, 2015.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the three months ended January 31, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015. The tax rate for the three months ended January 31, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings generated prior to 2015.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal R&D Tax Credit from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the three months ended January 31, 2015 included a discrete tax benefit of $1,786 primarily related to 2014.

Net Income

Net income for the three months ended January 31, 2016 was $41,161, or $0.72 per share on a diluted basis, compared to $42,885 or $0.69 per share on a diluted basis in the same period of 2015.  This represented a 4.0% decrease in net income and a 4.3% increase in earnings per share.  The percentage change in earnings per share is due to a lower number of shares outstanding in the current year as a result of share repurchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2016 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2015.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended January 31, 2016 were translated at exchange rates in effect during the same period of 2015, sales would have been approximately $20,024 higher while third-party costs and expenses would have been approximately $9,564 higher.

Financial Condition

Liquidity and Capital Resources

During the three months ended January 31, 2016, cash and cash equivalents increased $10,468.  Cash provided by operations during this period was $48,537, compared to $25,912 for the three months ended January 31, 2015.  Cash of $62,563 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $65,734 for the same three-month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $14,026 of cash in the three months ended January 31, 2016, compared to $39,822 in the comparable period of 2015. Lower use of cash was primarily due to higher collections of trade receivables as compared to the prior year.

Cash used in investing activities was $11,006 for the three months ended January 31, 2016, compared to $16,917 in the comparable period of the prior year.  Capital expenditures in the three months ended January 31, 2016 were $11,093, compared to $16,821 in the comparable period of 2015. Current year expenditures were focused on a new leased facility in California supporting our electronics systems product lines, production machinery and investments in our information systems platform.

Cash used in financing activities was $25,960 for the three months ended January 31, 2016, compared to $7,167 for the three months ended January 31, 2015.  Net proceeds of long-term debt and short-term borrowings provided $21,420.  Principal uses of cash in the first quarter were $33,408 for the purchase of treasury shares and $13,654 for dividend payments.

Nordson Corporation

The following is a summary of significant changes in balance sheet captions from October 31, 2015 to January 31, 2016.  Receivables decreased $45,624 due to increased collections. The decrease of $9,373 in net intangible assets was due to amortization and currency translation effects.

The decrease of $38,691 in accrued liabilities was primarily due to payments of annual incentive compensation and payments related to severance and restructuring accruals. The $11,579 decrease in current maturities of long-term debt was primarily due to the payoff of our €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd in the first quarter. The $23,536 increase in long-term debt was primarily due to additional borrowings on our existing revolving credit facility.

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization adds capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at January 31, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At January 31, 2016, $481,812 was outstanding under this facility, compared to $457,025 outstanding at October 31, 2015. The weighted average interest rate for borrowings under this agreement was 1.43% at January 31, 2016. We were in compliance with all debt covenants at January 31, 2016, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At January 31, 2016 and October 31, 2015, $67,778 was outstanding under this facility. Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21% and 2.56% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at January 31, 2016, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%.  We were in compliance with all covenants at January 31, 2016.

In April 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in April 2018 and has an interest rate spread of 1.0% over LIBOR and $100,000 is due in April 2020 and has an interest rate spread of 1.10% over LIBOR. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at January 31, 2016.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2016.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio.  At January 31, 2016, the balance outstanding was €70,000 ($75,831) and the interest rate was 1.0% over LIBOR.  At October 31, 2015, the balance outstanding was €70,000 ($70,042). Proceeds from this loan were used to pay down our revolving credit facility. We were in compliance with all covenants at January 31, 2016.

Nordson Corporation

In January 2016, we paid down the remaining outstanding balance of our €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd.  The term of the agreement was three years. The interest rate was variable based upon the EUR LIBOR rate.  At October 31, 2015, there was €10,450 ($11,501) outstanding under this agreement.

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

The annual maturities of long-term debt for the five years subsequent to January 31, 2016, are as follows: $11,252 in 2016; $38,093 in 2017; $202,418 in 2018; $28,734 in 2019; and $650,550 in 2020.

Outlook

Revenue in the first quarter reflected increased unfavorable foreign currency translation effects that more than offset volume growth.  Going forward, we expect solid order growth and remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  However, we move forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations and available borrowing capacity will enable us to make other opportunistic investments in our own common shares and strategic business combinations.

For the second quarter of 2016, sales are expected to grow in the range of 2.0% to 6.0% as compared to the second quarter a year ago.  This outlook is inclusive of organic volume growth of 1.0% to 5.0% and 2.0% growth from the first year effect of acquisitions.  Based on the current exchange rate environment, the currency effect is estimated to reduce sales by 1.0%.  Diluted earnings per share are expected to be in the range of $0.85 to $0.95.

Safe Harbor Statements Under The Private Securities Litigation Reform Act Of 1995

This Form 10-Q, particularly the “Management’s Discussion and Analysis”, contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the U.S. and global economies.  Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates”, “supports”, “plans”, “projects”, “expects”, “believes”, “should”, “would”, “could”, “hope”, “forecast”, “management is of the opinion”, use of the future tense and similar words or phrases.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our Form 10-K for the year ended October 31, 2015.  The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures

Nordson Corporation

(as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2016.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2016 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2016 and October 31, 2015, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $565. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2015.  The information disclosed has not changed materially in 2016.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2016:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs (2)	or Programs (2)
November 1, 2015 to November 30, 2015	317	$71.07	310	$128,875
December 1, 2015 to December 31, 2015	137	$72.12	137	$118,971
January 31, 2016 to January 31, 2016	1	$63.34	1	$118,971
Total	455		448

(1)	Includes shares purchased as part of a publicly announced program, as well as shares tendered for taxes related to stock option exercises and vesting for restricted stock.
(2)

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchased of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at January 31, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at January 31, 2016 and October 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2016	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)