Form 10-Q
period 2016-04-30
NORDSON CORP
filed 2016-06-08
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of April 30, 2016:  57,050,915

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
(In thousands, except for per share data)
Sales	$437,592	$400,727	$809,812	$779,735
Operating costs and expenses:
Cost of sales	189,187	178,837	364,500	349,124
Selling and administrative expenses	146,501	145,476	291,430	291,379
	335,688	324,313	655,930	640,503
Operating profit	101,904	76,414	153,882	139,232
Other income (expense):
Interest expense	(5,000)	(4,313)	(10,844)	(8,402)
Interest and investment income	188	151	326	237
Other - net	1,727	(687)	2,529	(789)
	(3,085)	(4,849)	(7,989)	(8,954)
Income before income taxes	98,819	71,565	145,893	130,278
Income taxes	28,218	22,351	34,131	38,179
Net income	$70,601	$49,214	$111,762	$92,099
Average common shares	56,952	61,116	56,975	61,569
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	382	522	345	525
Average common shares and common share equivalents	57,334	61,638	57,320	62,094
Basic earnings per share	$1.24	$0.81	$1.96	$1.50
Diluted earnings per share	$1.23	$0.80	$1.95	$1.48
Dividends declared per share	$0.24	$0.22	$0.48	$0.44

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
(In thousands)
Net income	$70,601	$49,214	$111,762	$92,099
Components of other comprehensive income (loss):
Translation adjustments	20,315	(306)	8,733	(30,561)
Amortization of prior service cost and net actuarial losses, net of tax	1,858	2,123	3,489	4,287
Total other comprehensive income (loss)	22,173	1,817	12,222	(26,274)
Total comprehensive income	$92,774	$51,031	$123,984	$65,825

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2016	October 31, 2015
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$47,919	$50,268
Receivables - net	382,813	389,550
Inventories - net	240,645	225,672
Deferred income taxes	25,013	24,865
Prepaid expenses	27,076	21,236
Total current assets	723,466	711,591
Property, plant and equipment - net	257,196	249,940
Goodwill	1,088,775	1,082,375
Intangible assets - net	264,701	277,426
Deferred income taxes	5,615	5,705
Other assets	32,431	33,407
Total assets	$2,372,184	$2,360,444
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$7,241	$1,108
Accounts payable	67,290	68,229
Income taxes payable	34,197	28,642
Accrued liabilities	117,525	140,931
Customer advanced payments	28,169	22,884
Current maturities of long-term debt	10,793	22,842
Deferred income taxes	856	1,256
Current obligations under capital leases	4,730	4,884
Total current liabilities	270,801	290,776
Long-term debt	1,054,981	1,092,643
Deferred income taxes	90,199	89,770
Pension obligations	112,411	118,071
Postretirement obligations	67,828	66,690
Other long-term liabilities	39,266	42,478
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	360,045	348,986
Retained earnings	1,801,673	1,717,228
Accumulated other comprehensive loss	(132,464)	(144,686)
Common shares in treasury, at cost	(1,304,809)	(1,273,765)
Total shareholders' equity	736,698	660,016
Total liabilities and shareholders' equity	$2,372,184	$2,360,444

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Six months ended	April 30, 2016	April 30, 2015
(In thousands)
Cash flows from operating activities:
Net income	$111,762	$92,099
Depreciation and amortization	35,162	32,222
Non-cash stock compensation	9,571	8,590
Deferred income taxes	(2,453)	2,425
Other non-cash expense	1,336	231
Loss on sale of property, plant and equipment	304	5
Tax benefit from the exercise of stock options	(959)	(1,814)
Changes in operating assets and liabilities	(27,835)	(16,322)
Net cash provided by operating activities	126,888	117,436
Cash flows from investing activities:
Additions to property, plant and equipment	(25,521)	(36,183)
Proceeds from sale of property, plant and equipment	871	421
Equity investments	—	(371)
Net cash used in investing activities	(24,650)	(36,133)
Cash flows from financing activities:
Proceeds from short-term borrowings	10,492	57,961
Repayment of short-term borrowings	(4,285)	(106,291)
Proceeds from long-term debt	24,802	310,055
Repayment of long-term debt	(77,246)	(166,531)
Repayment of capital lease obligations	(2,833)	(3,150)
Issuance of common shares	2,906	3,174
Purchase of treasury shares	(33,421)	(138,855)
Tax benefit from the exercise of stock options	959	1,814
Dividends paid	(27,318)	(27,116)
Net cash used in financing activities	(105,944)	(68,939)

Effect of exchange rate changes on cash	1,357	(3,224)
Increase (decrease) in cash and cash equivalents	(2,349)	9,140
Cash and cash equivalents:
Beginning of year	50,268	42,314
End of quarter	$47,919	$51,454

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2016

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three and six months ended April 30, 2016 were 542 and 791, respectively.  Options excluded from the calculation of diluted earnings per share for the three and six months ended April 30, 2015 were 312 and 313, respectively.

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

In February 2016, the FASB issued a new standard which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. It will be effective for us beginning in 2020. We are currently assessing the impact this standard will have on our consolidated financial statements.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the Statement of Cash Flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

3.	Severance and restructuring costs

During the second half of 2015, we implemented initiatives across each of our segments to optimize operations and to enhance operational efficiency and customer service.  During the three and six-months ended April 30, 2016, costs of $1,633 and $2,650 were recognized related to these initiatives, respectively, which consisted primarily of severance costs.

Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in costs of $991 and $1,471 during the three and six-months ended April 30, 2016, respectively. Payments of $6,205 related to these actions were paid during 2016.

Within the Advanced Technology Systems segment, a restructuring initiative to enhance operational efficiency and customer service resulted in costs of $170 and $680 during the three months and six-months ended April 30, 2016, respectively.  Payments of $2,707 related to these actions were paid during 2016.

Within the Industrial Coating Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $472 and $499 during the three and six-months ended April 30, 2016, respectively. Payments of $294 related to these actions were paid during 2016.

Nordson Corporation

Total costs for these actions to-date have been $14,061, which include $10,656 of severance costs, $588 of fixed asset impairment charges, $1,383 of lease termination costs and $1,434 of other one-time restructuring costs.

Additional costs related to these initiatives are not expected to be material in future periods. The remainder of the cash payments related to these initiatives are expected to be paid during the second half of 2016.

The following table summarizes severance and restructuring activity during 2016 related to actions initiated in 2015:

	Fixed asset	Employee	Lease	Other
	impairment	severance	termination	one-time
	charges	charges	charges	costs	Total
Accrual Balance at October 31, 2015	$—	$7,908	$1,322	$244	$9,474
Charged to expense	34	1,627	61	928	2,650
Cash payments	—	(7,095)	(1,189)	(922)	(9,206)
Non cash utilization	(34)	—	—	—	(34)
Accrual Balance at April 30, 2016	$—	$2,440	$194	$250	$2,884

4.	Inventories

At April 30, 2016 and October 31, 2015, inventories consisted of the following:

	April 30, 2016	October 31, 2015
Raw materials and component parts	$100,262	$97,215
Work-in-process	38,078	35,509
Finished goods	140,969	128,816
	279,309	261,540
Obsolescence and other reserves	(31,836)	(28,230)
LIFO reserve	(6,828)	(7,638)
	$240,645	$225,672

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2016 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375
Currency effect	4,363	2,037	—	6,400
Balance at April 30, 2016	$390,338	$674,379	$24,058	$1,088,775

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2016 and October 31, 2015.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$202,918	$64,872	$138,046
Patent/technology costs	98,172	35,992	62,180
Trade name	83,225	19,665	63,560
Non-compete agreements	9,068	8,158	910
Other	1,389	1,384	5
Total	$394,772	$130,071	$264,701

	October 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$201,282	$56,315	$144,967
Patent/technology costs	98,063	32,764	65,299
Trade name	83,022	17,003	66,019
Non-compete agreements	8,952	7,819	1,133
Other	1,365	1,357	8
Total	$392,684	$115,258	$277,426

Amortization expense for the three months ended April 30, 2016 and 2015 was $7,271 and $6,976, respectively.  Amortization expense for the six months ended April 30, 2016 and 2015 was $14,605 and $13,867, respectively.

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2016 and April 30, 2015 were:

	U.S.		International
Three Months Ended	2016	2015	2016	2015
Service cost	$2,984	$3,031	$719	$692
Interest cost	4,032	3,841	609	627
Expected return on plan assets	(4,914)	(4,578)	(377)	(395)
Amortization of prior service cost (credit)	19	30	(24)	(22)
Amortization of net actuarial loss	2,314	2,633	471	485
Total benefit cost	$4,435	$4,957	$1,398	$1,387

	U.S.		International
Six Months Ended	2016	2015	2016	2015
Service cost	$5,745	$5,431	$1,420	$1,433
Interest cost	7,966	7,523	1,222	1,299
Expected return on plan assets	(9,833)	(9,158)	(765)	(812)
Amortization of prior service cost (credit)	38	60	(45)	(46)
Amortization of net actuarial loss	4,240	4,886	936	1,309
Settlement loss	—	—	—	1,275
Total benefit cost	$8,156	$8,742	$2,768	$4,458

Nordson Corporation

The components of other postretirement benefit cost for the three and six months ended April 30, 2016 and April 30, 2015 were:

	U.S.		International
Three Months Ended	2016	2015	2016	2015
Service cost	$176	$175	$5	$7
Interest cost	696	735	6	9
Amortization of prior service credit	(66)	(109)	—	—
Amortization of net actuarial (gain) loss	130	280	(7)	—
Total benefit cost	$936	$1,081	$4	$16

	U.S.		International
Six Months Ended	2016	2015	2016	2015
Service cost	$425	$450	$8	$15
Interest cost	1,461	1,488	12	18
Amortization of prior service credit	(133)	(219)	—	—
Amortization of net actuarial (gain) loss	342	577	(12)	—
Total benefit cost	$2,095	$2,296	$8	$33

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six month periods ended April 30, 2016 were 28.6% and 23.4%, respectively. The effective tax rate for the three and six month periods ended April 30, 2015 were 31.2% and 29.3%, respectively.

During the three months ended April 30, 2016, we recorded a favorable adjustment to unrecognized tax benefits of $1,136 related to the effective settlement of a tax exam.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the six months ended April 30, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015.  The tax rate for the six months ended April 30, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings generated prior to 2015.

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

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2015	$(42,427)	$(102,259)	$(144,686)
Pension and postretirement plan changes, net of tax of $(1,902)	—	3,489	3,489
Currency translation gains	8,733	—	8,733
Balance at April 30, 2016	$(33,694)	$(98,770)	$(132,464)

9.	Stock-based compensation

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

Nordson Corporation

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $1,857 and $2,103 in the three months ended April 30, 2016 and 2015, respectively.  Corresponding amounts for the six months ended April 30, 2016 and 2015 were $4,013 and $4,571, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2015	1,759	$50.74
Granted	490	$70.91
Exercised	(84)	$34.40
Forfeited or expired	(32)	$68.99
Outstanding at April 30, 2016	2,133	$55.75	$45,595	6.5 years
Vested or expected to vest at April 30, 2016	2,103	$55.51	$45,453	6.5 years
Exercisable at April 30, 2016	1,245	$43.80	$41,202	4.9 years

As of April 30, 2016, there was $9,289 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	April 30, 2016	April 30, 2015
Expected volatility	29.1%-30.4%	31.6%-39.5%
Expected dividend yield	1.54%	1.10%
Risk-free interest rate	1.78%-1.90%	1.70%-1.85%
Expected life of the option (in years)	5.4-6.2	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2016 and 2015 was $18.23 and $24.63, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2016 and 2015 was $2,351 and $5,082, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2016 and 2015 was $3,319 and $6,179, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2016 and 2015 was $2,906 and $3,174, respectively.  The tax benefit realized from tax deductions from exercises for the six months ended April 30, 2016 and 2015 was $959 and $1,814, respectively.

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

The following table summarizes activity related to restricted shares during the six months ended April 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2015	53	$73.23
Granted	30	$70.80
Vested	(23)	$69.17
Restricted shares at April 30, 2016	60	$73.56

As of April 30, 2016, there was $3,055 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.0 years.  The amount charged to expense related to restricted shares during the three months ended April 30, 2016 and 2015 was $487 and $464, respectively. These amounts included common share dividends for the three months ended April 30, 2016 and 2015 of $15 and $12, respectively.  For the six months ended April 30, 2016 and 2015, the amounts charged to expense related to restricted shares were $993 and $936, respectively.  These amounts included common share dividends for the six months ended April 30, 2016 and 2015 of $30 and $25, respectively.

The following table summarizes activity related to restricted share units during the six months ended April 30, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2015	0	$—
Granted	13	$72.01
Restricted share units at April 30, 2016	13	$72.01

As of April 30, 2016, there was $480 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years.  The amount charged to expense related to restricted share units during the three months ended April 30, 2016 and 2015 was $244 and $243, respectively. For the six months ended April 30, 2016 and 2015, the corresponding amounts were $487 and $486, respectively.

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

Nordson Corporation

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2015	100	$36.76
Deferrals	1	$67.61
Dividend equivalents	1	$67.53
Distributions	(6)	$26.16
Outstanding at April 30, 2016	96	$37.73

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2016 and 2015 was $40 and $22, respectively. For the six months ended April 30, 2016 and 2015, the corresponding amounts were $79 and $47, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid.  This value was $67.69 per share for 2016, $76.48 per share for 2015 and $69.25 per share for 2014.  During the three months ended April 30, 2016 and 2015, $2,056 and $1,242, respectively, were charged to expense.  For the six months ended April 30, 2016 and 2015, the corresponding amounts were $3,925 and $2,491, respectively.  The cumulative amount recorded in shareholders’ equity at April 30, 2016 was $7,793.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and, for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended April 30, 2016 and 2015 was $55 and $45, respectively.  For the six months ended April 30, 2016 and 2015, the corresponding amounts were $104 and $84, respectively.

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2016 and 2015:

	April 30, 2016	April 30, 2015
Beginning balance at October 31	$10,537	$9,918
Accruals for warranties	4,987	6,720
Warranty payments	(4,955)	(5,556)
Currency effect	217	(339)
Ending balance	$10,786	$10,743

Nordson Corporation

11.	Operating segments

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

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended
April 30, 2016
Net external sales	$221,030		$158,555		$58,007		$—	$437,592
Operating profit (loss)	62,977	(a)	38,731	(b)	10,292	(c)	(10,096)	101,904
Three months ended
April 30, 2015
Net external sales	$203,273		$129,482		$67,972		$—	$400,727
Operating profit (loss)	50,780		24,770		11,514		(10,650)	76,414
Six months ended
April 30, 2016
Net external sales	$424,469		$276,415		$108,928		$—	$809,812
Operating profit (loss)	113,337	(a)	46,704	(b)	14,470	(c)	(20,629)	153,882
Six months ended
April 30, 2015
Net external sales	$397,486		$261,700		$120,549		$—	$779,735
Operating profit (loss)	94,109		51,588		15,278		(21,743)	139,232

(a)	Includes $991 and $1,471 of severance and restructuring costs in the three and six months ended April 30, 2016, respectively.
(b)	Includes $170 and $680 of severance and restructuring costs in the three and six months ended April 30, 2016, respectively.
(c)	Includes $472 and $499 of severance and restructuring costs in the three and six months ended April 30, 2016, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Total profit for reportable segments	$101,904	$76,414	$153,882	$139,232
Interest expense	(5,000)	(4,313)	(10,844)	(8,402)
Interest and investment income	188	151	326	237
Other-net	1,727	(687)	2,529	(789)
Income before income taxes	$98,819	$71,565	$145,893	$130,278

Nordson Corporation

We have significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
United States	$131,262	$140,030	$248,653	$262,854
Americas	33,582	31,028	60,289	59,296
Europe	125,933	105,097	245,651	213,663
Japan	29,366	28,499	48,869	50,032
Asia Pacific	117,449	96,073	206,350	193,890
Total net external sales	$437,592	$400,727	$809,812	$779,735

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at April 30, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	3,313	—	3,313	—
Total assets at fair value	$3,313	$—	$3,313	$—
Liabilities:
Deferred compensation plans (b)	$10,027	$—	$10,027	$—
Foreign currency forward contracts (a)	4,806	—	4,806	—
Total liabilities at fair value	$14,833	$—	$14,833	$—

(a)

We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.  Foreign currency forward contracts are valued using market exchange rates.  Foreign currency forward contracts are not designated as hedges.

(b)

Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive award and for executive officers, up to 90% of their long-term performance share incentive award, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds.  Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended April 30, 2016, we recognized losses of $564 on foreign currency forward contracts and gains of $53 from the change in fair value of balance sheet positions.  For the three months ended April 30, 2015, we recognized gains of $1,114 on foreign currency forward contracts and losses of $1,669 from the change in fair value of balance sheet positions. For the six months ended April 30, 2016, we recognized gains of $863 on foreign currency forward contracts and losses of $336 from the change in fair value of balance sheet

Nordson Corporation

positions.  For the six months ended April 30, 2015, we recognized gains of $1,503 on foreign currency forward contracts and losses of $2,065 from the change in value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2016:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$156,421	$159,684	$56,686	$57,379
British pound	40,915	42,101	37,012	37,817
Japanese yen	26,671	27,596	17,317	18,075
Australian dollar	190	190	6,936	7,367
Hong Kong dollar	—	—	66,336	66,449
Singapore dollar	1,170	1,215	11,601	12,128
Others	4,455	4,522	23,477	24,142
Total	$229,822	$235,308	$219,365	$223,357

The carrying amounts and fair values of financial instruments at April, 30, 2016, other than receivables and accounts payable, are shown in the table below.  The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$47,919	$47,919
Notes payable	7,241	7,241
Long-term debt, including current maturities	1,065,774	1,075,201
Foreign currency forward contracts (net)	(1,493)	(1,493)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2016 and October 31, 2015, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516 and $565, respectively.  The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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

Results of Operations

Sales

Worldwide sales for the three months ended April 30, 2016 were $437,592, a 9.2% increase from sales of $400,727 for the comparable period of 2015.  Sales volume increased 10.0%, consisting of 8.5% organic growth and 1.5% from the first year effect of the MatriX Technologies GmbH (“MatriX”), WAFO Produktionsgesellschaft GmbH (“WAFO”) and Liquidyn GmbH (“Liquidyn”) acquisitions.  Unfavorable currency translation effects reduced sales by 0.8%.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2016 were $221,030 compared to $203,273 in the comparable period of 2015, an increase of 8.7%.  Sales volume increased 9.3%, consisting of 8.5% organic growth and 0.8% from the first year effect of the WAFO acquisition. Unfavorable currency translation effects reduced sales by 0.6%. Organic growth was strong in every product line, particularly in product lines serving consumer non-durable, disposable hygiene, general product assembly, melt delivery and pelletizing end markets. Within this segment, sales volume increased in the United States, Europe and Japan regions.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2016 were $158,555 compared to $129,482 in the comparable period of 2015, an increase of 22.5%.  Sales volume increased 23.2%, consisting of 19.7% organic growth and 3.5% from the first year effect of the MatriX and Liquidyn acquisitions. Unfavorable currency translation effects reduced sales by 0.7%. Organic growth was driven by increased demand for automated dispensing and test and inspection solutions in electronic end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets. Within this segment, sales volume increased in Europe, the Americas and Asia Pacific regions.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2016 were $58,007 compared to $67,972 in the comparable period of 2015, a decrease of 14.7%.  Sales volume decreased 13.3% and unfavorable currency translation effects reduced sales by 1.4%.  Growth in our UV curing product lines serving industrial end markets was offset by softness in our product lines serving liquid painting, container and powder coating end markets.  Within this segment, sales volume increased in Europe, the Americas and Asia Pacific regions, and was offset by decreases in the United States and Japan.

Nordson Corporation

Sales outside the United States accounted for 70.0% of sales in the three months ended April 30, 2016 compared to 65.1% for the three months ended April 30, 2015.  On a geographic basis, sales in the United States decreased 6.3% for the three months ended April 30, 2016 compared to the same period in 2015.  The decrease in sales volume consisted of lower organic sales volume of 6.4%, offset by 0.1% growth from acquisitions.  Sales in the Americas region increased 8.2% from the comparable period of 2015. Sales volume increased by 15.4%, which consisted of 14.9% organic growth and 0.5% growth from acquisitions. Unfavorable currency translation effects reduced sales by 7.2%. Sales in Europe increased 19.8% from the comparable period of 2015.  Sales volume increased 19.5%, which consisted of 16.4% organic growth, 3.1% growth from acquisitions and favorable currency translation effects that increased sales by 0.3%.  Sales in Japan increased 3.0% from the comparable period of 2015.  Favorable currency translation effects increased sales by 6.2%, and was offset by a 3.2% decrease in sales volume.  The decrease in sales volume consisted of lower organic sales volume of 3.5%, offset by 0.3% growth from acquisitions. Asia Pacific sales increased 22.2% from the comparable period of 2015.  Sales volume increased 25.2%, which consisted of 22.6% organic growth and 2.6% growth from acquisitions.  Unfavorable currency translation effects reduced sales by 3.0%.

Worldwide sales for the six months ended April 30, 2016 were $809,812, a 3.9% increase from sales of $779,735 for the comparable period of 2015.  Sales volume increased 6.9%, consisting of 4.6% organic growth and 2.3% from the first year effect of the MatriX, WAFO and Liquidyn acquisitions.  Unfavorable currency translation effects reduced sales by 3.0%.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2016 were $424,469 compared to $397,486 in the comparable period of 2015, an increase of 6.8%.  Sales volume increased 10.6%, consisting of 9.6% organic growth and 1.0% from the first year effect of the WAFO acquisition. Unfavorable currency translation effects reduced sales by 3.8%. Organic growth was strong in every product line, particularly in product lines serving consumer non-durable, disposable hygiene, general product assembly, rigid and flexible packaging end markets. Within this segment, sales volume increased in the United States, Europe and Asia Pacific regions.

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2016 were $276,415 compared to $261,700 in the comparable period of 2015, an increase of 5.6%.  Sales volume increased 7.3%, consisting of 1.9% organic growth and 5.4% from the first year effect of the MatriX and Liquidyn acquisitions. Unfavorable currency translation effects reduced sales by 1.7%. Organic growth was driven by increased demand for surface treatment, automated dispensing and test and inspection solutions in electronic end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets. Within this segment, sales volume increased in Europe, the Americas and Asia Pacific regions.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2016 were $108,928 compared to $120,549 in the comparable period of 2015, a decrease of 9.6%.  Sales volume decreased 6.8% and unfavorable currency translation effects reduced sales by 2.8%.  Growth in liquid painting, container coating and UV curing product lines serving industrial end markets was offset by softness in product lines serving powder coating end markets.  Within this segment, sales volume increased in the Americas and Asia Pacific regions, and was offset by decreases in the United States, Europe and Japan.

Sales outside the United States accounted for 69.3% of sales in the six months ended April 30, 2016 compared to 66.3% in the comparable period of 2015.  On a geographic basis, sales in the United States decreased 5.4% for the six months ended April 30, 2016 compared to the same period in 2015.  The decrease in sales volume consisted of lower organic sales volume of 5.6%, offset by 0.2% growth from acquisitions.  Sales in the Americas region increased 1.7% from the comparable period of 2015. Sales volume increased by 11.2%, which consisted of 10.3% organic growth and 0.9% growth from acquisitions. Unfavorable currency translation effects reduced sales by 9.5%. Sales in Europe increased 15.0% from the comparable period of 2015.  Sales volume increased 20.6%, which consisted of 16.7% organic growth and 3.9% growth from acquisitions. Unfavorable currency translation effects reduced sales by 5.6%.  Sales in Japan decreased 2.3% from the comparable period of 2015.  Sales volume decreased 4.9%, consisting of lower organic sales volume of 5.3% offset by 0.4% growth from acquisitions. The decrease in sales volume was offset by favorable currency translation effects which increased sales by 2.6%.  Asia Pacific sales increased 6.4% from the comparable period of 2015.  Sales volume increased 9.9%, which consisted of 5.6% organic growth and 4.3% growth from acquisitions.  Unfavorable currency translation effects reduced sales by 3.5%.

Operating Profit

Cost of sales for the three months ended April 30, 2016 were $189,187, up 5.8% from the comparable period of 2015.  Gross profit, expressed as a percentage of sales, increased to 56.8% for this same period from 55.4% in 2015.  Of the 1.4% improvement in gross margin, favorable product mix added 1.8% primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.4% offset is primarily due to unfavorable currency translation effects.

Nordson Corporation

Cost of sales for the six months ended April 30, 2016 were $364,500, up 4.4 % from the comparable period of 2015.  Gross profit, expressed as a percentage of sales, decreased to 55.0% for this same period from 55.2% in 2015.  Of the 0.2% decline in gross margin, favorable product mix added 0.7% primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.9% offset is primarily due to unfavorable currency translation effects.

Selling and administrative expenses for the three months ended April 30, 2016 were $146,501, up 0.7% from the comparable period of 2015.  This increase includes severance and restructuring expenses, which increased total expense by 1.1% over 2015.  The 0.4% offset is primarily due to currency translation effects.

Selling and administrative expenses for the six months ended April 30, 2016 were $291,430, compared to $291,379 for the comparable period of 2015.  The slight increase includes severance and restructuring expenses, which increased total expense by 0.9% over 2015.  Excluding severance and restructuring expenses, selling and administrative expenses increased 1.3%.  The 2.2% offset is primarily due to currency translation effects.

Selling and administrative expenses as a percentage of sales decreased to 33.5% for the three months ended April 30, 2016 compared to 36.3% for the comparable period of 2015. Of the 2.8% improvement, 3.2% is primarily due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments.  The 0.4% offset is primarily due to severance and restructuring expenses.

Selling and administrative expenses as a percentage of sales decreased to 36.0% for the six months ended April 30, 2016 from 37.4% for the comparable period of 2015. Of the 1.4% improvement, 1.9% is due primarily to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments.  The 0.5% offset is primarily due to currency translation effects and severance and restructuring expenses.

During the three and six months ended April 30, 2016, we recognized severance and restructuring costs of $1,633 and $2,650, respectively. Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in severance and restructuring costs of $991 and $1,471 for the three and six months ended April 30, 2016, respectively. To enhance operational efficiency and customer service within the Advanced Technology Systems segment, a restructuring initiative resulted in severance and restructuring costs of $170 and $680 for the three and six months ended April 30, 2016, respectively. Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $472 and $499 for the three and six months ended April 30, 2016, respectively.  Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating profit as a percentage of sales increased to 23.3% for the three months ended April 30, 2016 compared to 19.1% for the comparable period of 2015.  Of the 4.2% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 3.2% and favorable product mix added 1.8% primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.8% offset is primarily due to unfavorable currency translation effects and severance and restructuring expenses.

Operating profit as a percentage of sales increased to 19.0% for the six months ended April 30, 2016 compared to 17.9% for the comparable period of 2015.  Of the 1.1% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 1.9% and favorable product mix added 0.7% primarily related to higher sales growth in our Adhesives Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 1.5% offset is primarily due to unfavorable currency translation effects and severance and restructuring expenses.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 28.5% for the three months ended April 30, 2016 compared to 25.0% for the comparable period of 2015.  Of the 3.5% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 3.5% and favorable product mix added 0.7%.  The 0.7% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 26.7% for the six months ended April 30, 2016 compared to 23.7% for the comparable period of 2015.  Of the 3.0% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 3.6% and favorable product mix added 0.8%.  The 1.4% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

Nordson Corporation

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 24.4% for the three months ended April 30, 2016 compared to 19.1% for the comparable period of 2015.  Of the 5.3% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 5.6% and favorable product mix added 0.3%.  The 0.6% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

For the Advanced Technology Systems segment, operating profit as a percentage of sales declined to 16.9% for the six months ended April 30, 2016 compared to 19.7% for the comparable period of 2015.  Of the 2.8% decline in operating margin, 1.9% was attributed to unfavorable product mix primarily related to electronics end markets and 1.2% was attributed primarily to unfavorable currency translation and restructuring expense. The remaining 0.3% offset is due to favorable leverage of our selling and administrative expenses.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 17.7% for the three months ended April 30, 2016 compared to 16.9% for the comparable period of 2015.  Of the 0.8% improvement in operating margin, favorable product mix added 6.8%, primarily related to sales of engineered systems for which margins vary depending upon the type of customer application.  Lower sales volume resulted in a higher ratio of selling and administrative expense, subtracting 4.5% from the operating margin.  The remaining 1.5% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 13.3% for the six months ended April 30, 2016 compared to 12.7% in 2015.  Of the 0.6% improvement in operating margin, favorable product mix added 5.3%, primarily related to sales of engineered systems for which margins vary depending upon the type of customer application.  Lower sales volume resulted in a higher ratio of selling and administrative expense, subtracting 2.9% from the operating margin.  The remaining 1.8% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

Interest and Other Income (Expense)

Interest expense for the three months ended April 30, 2016 was $5,000, up from $4,313 for the comparable period of 2015.  Interest expense for the six months ended April 30, 2016 was $10,844, up from $8,402 for the comparable period of 2015.  These increases were due primarily to higher borrowing levels between periods.

Other income was $1,727 for the three months ended April 30, 2016, compared to other expense of $687 for the comparable period of 2015.  Included in the current quarter’s other income were a litigation settlement of $800 and a $1,192 favorable adjustment to unrecognized tax benefits related to the effective settlement of a tax exam.

Other income was $2,529 for the six months ended April 30, 2016, compared to other expense of $789 for the comparable period of 2015.  Included in the current year’s other income were a litigation settlement of $800 and a $1,192 favorable adjustment to unrecognized tax benefits related to the effective settlement of a tax exam and foreign currency gains of $527.

Income Taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operated earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the six months ended April 30, 2016 is 23.4% compared to 29.3% for the six months ended April 30, 2015.

During the three months ended April 30, 2016, we recorded a favorable adjustment to unrecognized tax benefits of $1,136 related to the effective settlement of a tax exam.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the six months ended April 30, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015.  The tax rate for the six months ended April 30, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings generated prior to 2015.

Nordson Corporation

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

Net Income

Net income for the three months ended April 30, 2016 was $70,601, or $1.23 per share on a diluted basis, compared to $49,214, or $0.80 per share on a diluted basis, in the same period of 2015.  This represented a 43.5% increase in net income and a 53.8% increase in earnings per share.  For the six months ended April 30, 2016, net income was $111,762, or $1.95 per share on a diluted basis, compared to $92,099 or $1.48 per share on a diluted basis in the same period of 2015.  This represented a 21.3% increase in net income and a 31.8% increase in earnings per share. The percentage change in earnings per share is more than the percentage increase in net income due to a lower number of shares outstanding in the current year as a result of share repurchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2016 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2015.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended April 30, 2016 were translated at exchange rates in effect during the same period of 2015, sales would have been approximately $3,047 higher while third-party costs and expenses would have been approximately $698 higher.  If transactions for the six months ended April 30, 2016 were translated at exchange rates in effect during the same period of 2015, sales would have been approximately $23,070 higher while third-party costs and expenses would have been approximately $10,262 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2016, cash and cash equivalents decreased $2,349.  Cash provided by operations during this period was $126,888, compared to $117,436 for the six months ended April 30, 2015.  Cash of $155,682 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $135,572 for the same six-month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $28,794 of cash in the six months ended April 30, 2016, compared to $18,136 in the comparable period of 2015.

Cash used in investing activities was $24,650 for the six months ended April 30, 2016, compared to $36,133 in the comparable period of the prior year.  Capital expenditures in the six months ended April 30, 2016 were $25,521, compared to $36,183 in the comparable period of 2015. Current year expenditures were focused on a new leased facility in California supporting our electronics systems product lines, production machinery and investments in our information systems platform. Prior year expenditures also included a new facility in Colorado supporting our fluid management product lines.

Cash used in financing activities was $105,944 for the six months ended April 30, 2016, compared to $68,939 for the six months ended April 30, 2015.  Net repayments of long-term debt and short-term borrowings used $46,237.  Cash of $33,421 was used for the purchase of treasury shares and cash of $27,318 was used for dividend payments.

The following is a summary of significant changes in balance sheet captions from October 31, 2015 to April 30, 2016.  Receivables decreased $6,737 due to increased collections. Inventories increased $14,973 due to the higher level of business activity expected in the second half of 2016 as compared to the first half of the current year. The decrease of $12,725 in net intangible assets was due to amortization and partially offset by currency translation effects.

The decrease of $23,406 in accrued liabilities was primarily due to payments of annual incentive compensation and payments related to severance and restructuring accruals. The $37,662 decrease in long-term debt was primarily due to repayments on our existing revolving credit facility.

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization adds capacity to the board’s December 2014

Nordson Corporation

authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at April 30, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the six months ended April 30, 2016, 447 shares were repurchased under this program for $31,877, or an average price of $71.37 per share.

Contractual Obligations

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At April 30, 2016, $431,786 was outstanding under this facility, compared to $457,025 outstanding at October 31, 2015. The weighted average interest rate for borrowings under this agreement was 1.43% at April 30, 2016. We were in compliance with all debt covenants at April 30, 2016, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At April 30, 2016 and October 31, 2015, $67,778 was outstanding under this facility. Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21% and 2.56% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at April 30, 2016, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%.  We were in compliance with all covenants at April 30, 2016.

In April 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in April 2018 and has an interest rate spread of 1.0% over LIBOR and $100,000 is due in April 2020 and has an interest rate spread of 1.10% over LIBOR. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at April 30, 2016.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2016.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the EUR LIBOR rate plus applicable margin based on our leverage ratio.  At April 30, 2016, the balance outstanding was €56,500 ($64,690) and the interest rate was 1.0% over EUR LIBOR.  At October 31, 2015, the balance outstanding was €70,000 ($70,042). Proceeds from this loan were used to pay down our revolving credit facility. We were in compliance with all covenants at April 30, 2016.

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

The annual maturities of long-term debt for the five years subsequent to April 30, 2016, are as follows: $10,746 due in 2016; $38,129 due in 2017; $191,276 due in 2018; $28,734 due in 2019; and $600,524 due in 2020.

Nordson Corporation

Outlook

For the balance of the year, we expect continued improvement in volume growth based on recent solid order activity.  We remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  We also move forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, we believe that our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations and available borrowing capacity will enable us to make other opportunistic investments in our own common shares and strategic business combinations.

For the third quarter of 2016, sales are expected to increase 1.0% to 5.0% as compared to the third quarter a year ago.  This outlook is inclusive of organic volume of down 1.0% to up 3.0% and 3.0% growth from the first year effect of acquisitions.  Currency translation based on the current exchange rate environment would be negative 1.0%.  Diluted earnings per share are expected to be in the range of $1.25 to $1.37.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2016.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2016 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2016 and October 31, 2015, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516 and $565, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2015.  The information disclosed has not changed materially in 2016.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2016:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs (2)	or Programs (2)
February 1, 2016 to February 29, 2016	—	$—	—	$118,971
March 1, 2016 to March 31, 2016	1	$72.38	—	$118,971
April 1, 2016 to April 30, 2016	—	$—	—	$118,971
Total	1		—

(1)	Includes shares tendered for taxes related to stock option exercises and vesting for restricted stock.
(2)

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013.  In August 2015, the board of directors authorized the repurchased of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at April 30, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1	First Amendment to the Nordson Corporation 2005 Deferred Compensation Plan.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2016	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)