Form 10-Q
period 2016-07-31
NORDSON CORP
filed 2016-09-06
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of July 31, 2016:  57,192,068

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
(In thousands, except for per share data)
Sales	$489,899	$462,731	$1,299,711	$1,242,466
Operating costs and expenses:
Cost of sales	216,679	214,239	581,179	563,363
Selling and administrative expenses	149,534	145,642	440,964	437,021
	366,213	359,881	1,022,143	1,000,384
Operating profit	123,686	102,850	277,568	242,082
Other income (expense):
Interest expense	(4,647)	(4,504)	(15,490)	(12,907)
Interest and investment income	176	111	501	349
Other - net	(1,978)	2	551	(787)
	(6,449)	(4,391)	(14,438)	(13,345)
Income before income taxes	117,237	98,459	263,130	228,737
Income taxes	33,023	29,071	67,154	67,250
Net income	$84,214	$69,388	$195,976	$161,487
Average common shares	57,085	60,578	57,012	61,235
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	531	521	407	524
Average common shares and common share equivalents	57,616	61,099	57,419	61,759
Basic earnings per share	$1.48	$1.15	$3.44	$2.64
Diluted earnings per share	$1.46	$1.14	$3.41	$2.61
Dividends declared per share	$0.24	$0.22	$0.72	$0.66

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
(In thousands)
Net income	$84,214	$69,388	$195,976	$161,487
Components of other comprehensive income (loss):
Translation adjustments	(8,148)	(12,003)	586	(42,564)
Amortization of prior service cost and net actuarial losses, net of tax	1,743	2,045	5,231	6,333
Total other comprehensive income (loss)	(6,405)	(9,958)	5,817	(36,231)
Total comprehensive income	$77,809	$59,430	$201,793	$125,256

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2016	October 31, 2015
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$60,294	$50,268
Receivables - net	412,605	389,550
Inventories - net	239,611	225,672
Deferred income taxes	25,484	24,865
Prepaid expenses	31,656	21,236
Total current assets	769,650	711,591
Property, plant and equipment - net	267,567	249,940
Goodwill	1,084,808	1,082,375
Intangible assets - net	254,818	277,426
Deferred income taxes	3,533	5,705
Other assets	29,149	33,407
Total assets	$2,409,525	$2,360,444
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$6,909	$1,108
Accounts payable	71,405	68,229
Income taxes payable	30,634	28,642
Accrued liabilities	123,945	140,931
Customer advanced payments	29,373	22,884
Current maturities of long-term debt	10,706	22,842
Deferred income taxes	4,756	1,256
Current obligations under capital leases	692	4,884
Total current liabilities	278,420	290,776
Long-term debt	1,026,553	1,092,643
Deferred income taxes	89,251	89,770
Pension obligations	98,739	118,071
Postretirement obligations	68,161	66,690
Other long-term liabilities	36,594	42,478
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	369,350	348,986
Retained earnings	1,872,197	1,717,228
Accumulated other comprehensive loss	(138,869)	(144,686)
Common shares in treasury, at cost	(1,303,124)	(1,273,765)
Total shareholders' equity	811,807	660,016
Total liabilities and shareholders' equity	$2,409,525	$2,360,444

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Nine months ended	July 31, 2016	July 31, 2015
(In thousands)
Cash flows from operating activities:
Net income	$195,976	$161,487
Depreciation and amortization	52,824	49,071
Non-cash stock compensation	13,765	11,373
Deferred income taxes	(3,050)	2,577
Other non-cash expense	2,113	535
Loss on sale of property, plant and equipment	385	30
Tax benefit from the exercise of stock options	(2,795)	(2,538)
Changes in operating assets and liabilities	(64,484)	(55,241)
Net cash provided by operating activities	194,734	167,294
Cash flows from investing activities:
Additions to property, plant and equipment	(45,452)	(48,898)
Proceeds from sale of property, plant and equipment	1,044	488
Equity investments	—	(1,479)
Acquisition of business, net of cash acquired	—	(14,936)
Net cash used in investing activities	(44,408)	(64,825)
Cash flows from financing activities:
Proceeds from short-term borrowings	12,984	59,854
Repayment of short-term borrowings	(6,903)	(160,814)
Proceeds from long-term debt	27,622	506,941
Repayment of long-term debt	(106,890)	(259,188)
Repayment of capital lease obligations	(4,250)	(4,724)
Issuance of common shares	7,866	4,673
Purchase of treasury shares	(33,421)	(187,746)
Tax benefit from the exercise of stock options	2,795	2,538
Dividends paid	(41,008)	(40,466)
Net cash used in financing activities	(141,205)	(78,932)

Effect of exchange rate changes on cash	905	(4,851)
Increase (decrease) in cash and cash equivalents	10,026	18,686
Cash and cash equivalents:
Beginning of year	50,268	42,314
End of quarter	$60,294	$61,000

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2016

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2015.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the calculation of diluted earnings per share for the three months ended July 31, 2016. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2016 were 527.  Options excluded from the calculation of diluted earnings per share for the three and nine months ended July 31, 2015 were 304 and 310, respectively.

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

During the second half of 2015, we implemented initiatives across each of our segments to optimize operations and to enhance operational efficiency and customer service.  During the three and nine-months ended July 31, 2016, costs of $1,714 and $4,364 were recognized related to these initiatives, respectively, which consisted primarily of severance costs.

Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in costs of $759 and $2,230 during the three and nine-months ended July 31, 2016, respectively. Payments of $7,565 related to these actions were paid during 2016.

Within the Advanced Technology Systems segment, a restructuring initiative to enhance operational efficiency and customer service resulted in costs of $680 during the nine-months ended July 31, 2016. No costs were recorded during the three months ended July 31, 2016.  Payments of $3,029 related to these actions were paid during 2016.

Within the Industrial Coating Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $955 and $1,454 during the three and nine-months ended July 31, 2016, respectively. Payments of $908 related to these actions were paid during 2016.

Nordson Corporation

Total costs for these actions to-date have been $15,775, which include $11,857 of severance costs, $759 of fixed asset impairment charges, $1,383 of lease termination costs and $1,776 of other one-time restructuring costs.

Additional costs related to these initiatives are not expected to be material in future periods. The remainder of the cash payments related to these initiatives are expected to be paid during the fourth quarter of 2016. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

The following table summarizes severance and restructuring activity during 2016 related to actions initiated in 2015:

	Fixed asset	Employee	Lease	Other
	impairment	severance	termination	one-time
	charges	charges	charges	costs	Total
Accrual Balance at October 31, 2015	$—	$7,908	$1,322	$244	$9,474
Charged to expense	205	2,828	61	1,270	4,364
Cash payments	—	(9,090)	(1,226)	(1,186)	(11,502)
Non cash utilization	(205)	—	—	—	(205)
Accrual Balance at July 31, 2016	$—	$1,646	$157	$328	$2,131

4.	Inventories

At July 31, 2016 and October 31, 2015, inventories consisted of the following:

	July 31, 2016	October 31, 2015
Raw materials and component parts	$91,706	$97,215
Work-in-process	39,988	35,509
Finished goods	146,789	128,816
	278,483	261,540
Obsolescence and other reserves	(32,111)	(28,230)
LIFO reserve	(6,761)	(7,638)
	$239,611	$225,672

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the nine months ended July 31, 2016 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375
Currency effect	1,674	759	—	2,433
Balance at July 31, 2016	$387,649	$673,101	$24,058	$1,084,808

Accumulated impairment losses, which were recorded in 2009, were $232,789 at July 31, 2016 and October 31, 2015.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$200,596	$68,077	$132,519
Patent/technology costs	96,422	36,800	59,622
Trade name	82,786	20,873	61,913
Non-compete agreements	8,996	8,235	761
Other	1,398	1,395	3
Total	$390,198	$135,380	$254,818

	October 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$201,282	$56,315	$144,967
Patent/technology costs	98,063	32,764	65,299
Trade name	83,022	17,003	66,019
Non-compete agreements	8,952	7,819	1,133
Other	1,365	1,357	8
Total	$392,684	$115,258	$277,426

Amortization expense for the three months ended July 31, 2016 and 2015 was $7,707 and $6,871, respectively.  Amortization expense for the nine months ended July 31, 2016 and 2015 was $22,312 and $20,558, respectively.

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and nine months ended July 31, 2016 and July 31, 2015 were:

	U.S.		International
Three Months Ended	2016	2015	2016	2015
Service cost	$2,873	$2,716	$723	$697
Interest cost	3,983	3,761	600	641
Expected return on plan assets	(4,917)	(4,579)	(368)	(405)
Amortization of prior service cost (credit)	19	30	(25)	(22)
Amortization of net actuarial loss	2,120	2,443	468	492
Total benefit cost	$4,078	$4,371	$1,398	$1,403

	U.S.		International
Nine Months Ended	2016	2015	2016	2015
Service cost	$8,618	$8,147	$2,143	$2,130
Interest cost	11,949	11,284	1,822	1,940
Expected return on plan assets	(14,750)	(13,737)	(1,133)	(1,217)
Amortization of prior service cost (credit)	57	90	(70)	(68)
Amortization of net actuarial loss	6,360	7,329	1,404	1,801
Settlement loss	—	—	—	1,275
Total benefit cost	$12,234	$13,113	$4,166	$5,861

Nordson Corporation

The components of other postretirement benefit cost for the three and nine months ended July 31, 2016 and July 31, 2015 were:

	U.S.		International
Three Months Ended	2016	2015	2016	2015
Service cost	$212	$225	$4	$7
Interest cost	731	744	5	9
Amortization of prior service credit	(67)	(110)	—	—
Amortization of net actuarial (gain) loss	171	289	(6)	—
Total benefit cost	$1,047	$1,148	$3	$16

	U.S.		International
Nine Months Ended	2016	2015	2016	2015
Service cost	$637	$675	$12	$22
Interest cost	2,192	2,232	17	27
Amortization of prior service credit	(201)	(329)	—	—
Amortization of net actuarial (gain) loss	514	866	(18)	—
Total benefit cost	$3,142	$3,444	$11	$49

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine month periods ended July 31, 2016 were 28.2% and 25.5%, respectively. The effective tax rate for the three and nine month periods ended July 31, 2015 were 29.5% and 29.4%, respectively.

During the three months ended July 31, 2016, we recorded a favorable adjustment to unrecognized tax benefits of $1,651 primarily related to the effective settlement of a tax exam.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the nine months ended July 31, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015.  The tax rate for the nine months ended July 31, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings generated prior to 2015, and $1,136 related to the effective settlement of a tax exam.

During the three months ended July 31, 2015, we recorded an adjustment primarily related to our 2014 tax provision that reduced income taxes by $600.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal R&D Tax Credit from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the nine months ended July 31, 2015 included a discrete tax benefit of $2,286 primarily related to 2014.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2015	$(42,427)	$(102,259)	$(144,686)
Pension and postretirement plan changes, net of tax of $(2,853)	—	5,231	5,231
Currency translation gains	586	—	586
Balance at July 31, 2016	$(41,841)	$(97,028)	$(138,869)

Nordson Corporation

9.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $1,927 and $2,088 in the three months ended July 31, 2016 and 2015, respectively.  Corresponding amounts for the nine months ended July 31, 2016 and 2015 were $5,940 and $6,659, respectively.

The following table summarizes activity related to stock options for the nine months ended July 31, 2016:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2015	1,759	$50.74
Granted	490	$70.91
Exercised	(225)	$35.84
Forfeited or expired	(36)	$69.22
Outstanding at July 31, 2016	1,988	$57.08	$62,066	6.5 years
Vested or expected to vest at July 31, 2016	1,964	$56.89	$61,685	6.4 years
Exercisable at July 31, 2016	1,104	$44.71	$48,107	4.8 years

As of July 31, 2016, there was $7,379 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.4 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2016	July 31, 2015
Expected volatility	29.1%-30.4%	30.3%-39.5%
Expected dividend yield	1.54%	1.06%-1.10%
Risk-free interest rate	1.78%-1.90%	1.57%-1.85%
Expected life of the option (in years)	5.4-6.2	5.4-6.1

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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2016 and 2015 was $18.23 and $24.63, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2016 and 2015 was $6,928 and $2,554, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2016 and 2015 was $10,247 and $8,733, respectively.

Nordson Corporation

Cash received from the exercise of stock options for the nine months ended July 31, 2016 and 2015 was $7,866 and $4,673, respectively.  The tax benefit realized from tax deductions from exercises for the nine months ended July 31, 2016 and 2015 was $2,795 and $2,538, respectively.

Restricted Shares and Restricted Share Units

We may grant restricted shares and/or restricted share units to our employees and directors.  These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares vest on a pro-rata basis.  In the event of termination of employment due to normal retirement at age 65, restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will lapse and the shares will vest and be transferable. Restrictions lapse in the event of a recipient’s disability or death.  Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director.  Termination of service as a director for any other reason within one year of date of grant results in a pro-rata vesting of shares or units.

As shares or units are issued, deferred stock-based compensation equivalent to the fair value on the date of grant is expensed over the vesting period.  Tax benefits arising from the lapse of restrictions are recognized when realized and credited to capital in excess of stated value.

The following table summarizes activity related to restricted shares during the nine months ended July 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2015	53	$73.23
Granted	30	$70.80
Vested	(23)	$69.17
Restricted shares at July 31, 2016	60	$73.56

As of July 31, 2016, there was $2,585 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 1.9 years.  The amount charged to expense related to restricted shares during the three months ended July 31, 2016 and 2015 was $484 and $465, respectively. These amounts included common share dividends for the three months ended July 31, 2016 and 2015 of $14 and $13, respectively.  For the nine months ended July 31, 2016 and 2015, the amounts charged to expense related to restricted shares were $1,477 and $1,401, respectively.  These amounts included common share dividends for the nine months ended July 31, 2016 and 2015 of $44 and $38, respectively.

The following table summarizes activity related to restricted share units during the nine months ended July 31, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2015	0	$—
Granted	13	$72.01
Restricted share units at July 31, 2016	13	$72.01

As of July 31, 2016, there was $240 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.3 years.  The amount charged to expense related to restricted share units during the three months ended July 31, 2016 and 2015 was $243 . For the nine months ended July 31, 2016 and 2015, the corresponding amounts were $730 and $729, respectively.

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

Nordson Corporation

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2015	100	$36.76
Deferrals	1	$73.34
Dividend equivalents	1	$72.30
Distributions	(8)	$26.25
Outstanding at July 31, 2016	94	$38.28

The amount charged to expense related to director deferred compensation for the three months ended July 31, 2016 and 2015 was $39 and $22, respectively. For the nine months ended July 31, 2016 and 2015, the corresponding amounts were $118 and $69, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid.  This value was $67.69 per share for 2016, $76.48 per share for 2015 and $69.25 per share for 2014.  During the three months ended July 31, 2016, $1,461 was charged to expense, and for the three months ended July 31, 2015, $67 was credited to expense.  For the nine months ended July 31, 2016 and 2015, the corresponding amounts charged to expense were $5,386 and $2,424, respectively.  The cumulative amount recorded in shareholders’ equity at July 31, 2016 was $9,255.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and, for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended July 31, 2016 and 2015 was $54 and $45, respectively.  For the nine months ended July 31, 2016 and 2015, the corresponding amounts were $158 and $129, respectively.

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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Beginning balance at October 31	$10,537	$9,918
Accruals for warranties	9,474	9,136
Warranty assumed from acquisitions	—	11
Warranty payments	(9,050)	(8,052)
Currency effect	(272)	(432)
Ending balance	$10,689	$10,581

Nordson Corporation

11.	Operating segments

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

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended
July 31, 2016
Net external sales	$220,800		$205,372		$63,727		$—	$489,899
Operating profit (loss)	60,423	(a)	63,115		10,612	(c)	(10,464)	123,686
Three months ended
July 31, 2015
Net external sales	$211,649		$184,888		$66,194		$—	$462,731
Operating profit (loss)	54,854		44,633	(d)	12,326		(8,963)	102,850
Nine months ended
July 31, 2016
Net external sales	$645,269		$481,787		$172,655		$—	$1,299,711
Operating profit (loss)	173,760	(a)	109,819	(b)	25,082	(c)	(31,093)	277,568
Nine months ended
July 31, 2015
Net external sales	$609,135		$446,588		$186,743		$—	$1,242,466
Operating profit (loss)	148,963		96,221	(d)	27,604		(30,706)	242,082

(a)	Includes $759 and $2,230 of severance and restructuring costs in the three and nine months ended July 31, 2016, respectively.
(b)	Includes $680 of severance and restructuring costs in the nine months ended July 31, 2016, respectively.
(c)	Includes $955 and $1,454 of severance and restructuring costs in the three and nine months ended July 31, 2016, respectively.
(d)	Includes $2,319 of severance and restructuring costs in the three and nine months ended July 31, 2015, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Total profit for reportable segments	$123,686	$102,850	$277,568	$242,082
Interest expense	(4,647)	(4,504)	(15,490)	(12,907)
Interest and investment income	176	111	501	349
Other-net	(1,978)	2	551	(787)
Income before income taxes	$117,237	$98,459	$263,130	$228,737

Nordson Corporation

We have significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
United States	$135,067	$129,290	$383,720	$392,144
Americas	30,534	34,929	90,823	94,225
Europe	128,583	120,580	374,234	334,244
Japan	34,709	26,647	83,578	76,679
Asia Pacific	161,006	151,285	367,356	345,174
Total net external sales	$489,899	$462,731	$1,299,711	$1,242,466

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at July 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	2,221	—	2,221	—
Total assets at fair value	$2,221	$—	$2,221	$—
Liabilities:
Deferred compensation plans (b)	$10,358	$—	$10,358	$—
Foreign currency forward contracts (a)	2,195	—	2,195	—
Total liabilities at fair value	$12,553	$—	$12,553	$—

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended July 31, 2016, we recognized gains of $1,520 on foreign currency forward contracts and losses of $172 from the change in fair value of balance sheet positions.  For the three months ended July 31, 2015, we recognized losses of $2,701 on foreign currency forward contracts and gains of $3,085 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2016, we recognized gains of $2,382 on foreign currency forward contracts and losses of $506 from the change in fair value of balance sheet

Nordson Corporation

positions.  For the nine months ended July 31, 2015, we recognized losses of $1,198 on foreign currency forward contracts and gains of $1,020 from the change in value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2016:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$171,701	$171,084	$53,474	$53,745
British pound	39,512	39,281	38,273	36,661
Japanese yen	27,364	28,406	15,907	16,537
Australian dollar	709	722	7,560	7,884
Hong Kong dollar	—	—	76,022	76,011
Singapore dollar	1,186	1,219	11,870	12,181
Others	3,920	3,902	29,140	29,474
Total	$244,392	$244,614	$232,246	$232,493

The carrying amounts and fair values of financial instruments at July 31, 2016, other than receivables and accounts payable, are shown in the table below.  The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$60,294	$60,294
Notes payable	6,909	6,909
Long-term debt, including current maturities	1,037,259	1,054,980
Foreign currency forward contracts (net)	26	26

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2016 and October 31, 2015, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516 and $565, respectively.  The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation

15.	Subsequent events

On September 1, 2016, we purchased 100 percent of the outstanding shares of LinkTech Quick Couplings, Inc. (“LinkTech”), a Ventura, California designer, manufacturer and distributor of highly engineered precision couplings and fittings. Linktech’s broad product offering includes plastic couplings, metal couplings, polypropylene couplings, and plastic tubing connectors used in insufflation tubing sets, deep vein thrombosis, clinical instrumentation, compression cryotherapy, pulmonary equipment and several other applications. LinkTech will be reported in our Advanced Technology Systems segment. This transaction is not expected to have a material impact on our consolidated financial statements and was funded under our existing revolving credit facility.

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

Results of Operations

Sales

Worldwide sales for the three months ended July 31, 2016 were $489,899, a 5.9% increase from sales of $462,731 for the comparable period of 2015.  Sales volume increased 6.3%, consisting of 3.8% organic growth and 2.5% from the first year effect of the MatriX Technologies GmbH (“MatriX”), WAFO Produktionsgesellschaft GmbH (“WAFO”) and Liquidyn GmbH (“Liquidyn”) acquisitions.  Unfavorable currency translation effects reduced sales by 0.4%.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2016 were $220,800 compared to $211,649 in the comparable period of 2015, an increase of 4.3%.  Sales volume increased 4.6%, consisting of 3.6% organic growth and 1.0% from the first year effect of the WAFO acquisition. Unfavorable currency translation effects reduced sales by 0.3%. Organic growth in product lines serving consumer non-durable, disposable hygiene and general product assembly end markets was offset by softness in product lines serving polymer processing end markets. Within this segment, sales volume increased in the United States, Europe, the Americas and Asia Pacific regions.

Sales of the Advanced Technology Systems segment for the three months ended July 31, 2016 were $205,372 compared to $184,888 in the comparable period of 2015, an increase of 11.1%.  Sales volume increased 11.4%, consisting of 6.2% organic growth and 5.2% from the first year effect of the MatriX and Liquidyn acquisitions. Unfavorable currency translation effects reduced sales by 0.3%. Organic growth was driven by increased demand for automated and semi-automated dispensing solutions in electronic end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets. Within this segment, sales volume increased in the United States, Europe, Japan and Asia Pacific regions.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2016 were $63,727 compared to $66,194 in the comparable period of 2015, a decrease of 3.7%.  Sales volume decreased 2.6% and unfavorable currency translation effects reduced sales by 1.1%.  Growth in liquid painting and powder coating product lines serving industrial end markets was offset by softness in our product line serving cold materials end markets. Within this segment, sales volume increased in the United States and Europe, and was offset by decreases in the Americas, Japan and Asia Pacific regions.

Nordson Corporation

Sales outside the United States accounted for 72.4% of sales for the three months ended July 31, 2016 compared to 72.1% for the three months ended July 31, 2015.  On a geographic basis, sales in the United States increased 4.5% for the three months ended July 31, 2016 compared to the same period in 2015.  The increase in sales volume consisted of 4.2% organic growth and 0.3% growth from acquisitions.  Sales in the Americas region decreased 12.6% from the comparable period of 2015. Sales volume decreased by 7.1%, which consisted of lower organic sales volume of 8.3%, offset by 1.2% growth from acquisitions. Unfavorable currency translation effects reduced sales by 5.5%. Sales in Europe increased 6.6% from the comparable period of 2015.  Sales volume increased 7.6%, which consisted of 3.4% organic growth and 4.2% growth from acquisitions. Unfavorable currency translation effects reduced sales by 1.0%.  Sales in Japan increased 30.3% from the comparable period of 2015.  Sales volume increased 12.5%, which consisted of 12.2% organic growth and 0.3% growth from acquisitions. Favorable currency translation effects increased sales by 17.8%. Asia Pacific sales increased 6.4% from the comparable period of 2015.  Sales volume increased 8.7%, which consisted of 4.9% organic growth and 3.8% growth from acquisitions.  Unfavorable currency translation effects reduced sales by 2.3%.

Worldwide sales for the nine months ended July 31, 2016 were $1,299,711, a 4.6% increase from sales of $1,242,466 for the comparable period of 2015.  Sales volume increased 6.6%, consisting of 4.2% organic growth and 2.4% from the first year effect of the MatriX, WAFO and Liquidyn acquisitions.  Unfavorable currency translation effects reduced sales by 2.0%.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2016 were $645,269 compared to $609,135 in the comparable period of 2015, an increase of 5.9%.  Sales volume increased 8.5%, consisting of 7.5% organic growth and 1.0% from the first year effect of the WAFO acquisition. Unfavorable currency translation effects reduced sales by 2.6%. Organic growth in product lines serving consumer non-durable, disposable hygiene and general product assembly end markets was offset by softness in product lines serving polymer processing end markets. Within this segment, sales volume increased in the United States, Europe and Asia Pacific regions.

Sales of the Advanced Technology Systems segment for the nine months ended July 31, 2016 were $481,787 compared to $446,588 in the comparable period of 2015, an increase of 7.9%.  Sales volume increased 9.0%, consisting of 3.7% organic growth and 5.3% from the first year effect of the MatriX and Liquidyn acquisitions. Unfavorable currency translation effects reduced sales by 1.1%. Organic growth was driven by increased demand for surface treatment and automated dispensing solutions serving electronics end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets. Within this segment, sales volume increased in Europe, the Americas, Japan and Asia Pacific regions.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2016 were $172,655 compared to $186,743 in the comparable period of 2015, a decrease of 7.5%.  Sales volume decreased 5.3% and unfavorable currency translation effects reduced sales by 2.2%.  Growth in liquid painting product lines serving industrial end markets was offset by softness in product lines serving cold materials and powder coating end markets.  Within this segment, sales volume increased in the Americas and Asia Pacific regions, and was offset by decreases in the United States, Europe and Japan.

Sales outside the United States accounted for 70.5% of sales in the nine months ended July 31, 2016 compared to 68.4% in the comparable period of 2015.  On a geographic basis, sales in the United States decreased 2.1% for the nine months ended July 31, 2016 compared to the same period in 2015.  The decrease in sales volume consisted of lower organic sales volume of 2.4%, partially offset by 0.3% growth from acquisitions.  Sales in the Americas region decreased 3.6% from the comparable period of 2015. Sales volume increased by 4.5%, which consisted of 3.5% organic growth and 1.0% growth from acquisitions. Unfavorable currency translation effects reduced sales by 8.1%. Sales in Europe increased 12.0% from the comparable period of 2015.  Sales volume increased 15.9%, which consisted of 11.9% organic growth and 4.0% growth from acquisitions. Unfavorable currency translation effects reduced sales by 3.9%.  Sales in Japan increased 9.0% from the comparable period of 2015.  Sales volume increased 1.1%, which consisted of 0.7% organic growth and 0.4% growth from acquisitions. Favorable currency translation effects increased sales by 7.9%. Asia Pacific sales increased 6.4% from the comparable period of 2015.  Sales volume increased 9.4%, which consisted of 5.3% organic growth and 4.1% growth from acquisitions.  Unfavorable currency translation effects reduced sales by 3.0%.

Operating Profit

Cost of sales for the three months ended July 31, 2016 were $216,679, up 1.1% from the comparable period of 2015.  Gross profit, expressed as a percentage of sales, increased to 55.8% for this same period from 53.7% in 2015.  Of the 2.1% improvement in gross margin, favorable product mix added 2.3% primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.2% offset is primarily due to unfavorable currency translation effects.

Cost of sales for the nine months ended July 31, 2016 were $581,179, up 3.2% from the comparable period of 2015.  Gross profit, expressed as a percentage of sales, increased to 55.3% for this same period from 54.7% in 2015.  Of the 0.6% improvement in gross

Nordson Corporation

margin, favorable product mix added 1.3% primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.7% offset is primarily due to unfavorable currency translation effects.

Selling and administrative expenses for the three months ended July 31, 2016 were $149,534, compared to $145,642 for the comparable period of 2015.  The 2.7% increase includes 3.7% primarily in support of higher sales growth, offset by 1.0% due to lower severance and restructuring expenses and favorable currency translation effects.

Selling and administrative expenses for the nine months ended July 31, 2016 were $440,964, compared to $437,021 for the comparable period of 2015.  The 0.9% increase includes severance and restructuring expenses, which increased total expense by 0.5% over 2015.  Excluding severance and restructuring expenses, selling and administrative expenses increased 2.1% primarily in support of higher sales growth.  The 1.7% offset is primarily due to currency translation effects.

Selling and administrative expenses as a percentage of sales decreased to 30.5% for the three months ended July 31, 2016 compared to 31.5% for the comparable period of 2015. Of the 1.0% improvement, 0.8% is primarily due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments and 0.2% is primarily due to lower severance and restructuring expenses.

Selling and administrative expenses as a percentage of sales decreased to 33.9% for the nine months ended July 31, 2016 from 35.2% for the comparable period of 2015. Of the 1.3% improvement, 1.5% is due primarily to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments.  The 0.2% offset is primarily due to currency translation effects and severance and restructuring expenses.

During the three and nine months ended July 31, 2016, we recognized severance and restructuring costs of $1,714 and $4,364, respectively. Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in severance and restructuring costs of $759 and $2,230 for the three and nine months ended July 31, 2016, respectively. To enhance operational efficiency and customer service within the Advanced Technology Systems segment, a restructuring initiative resulted in severance and restructuring costs of $680 for the nine months ended July 31, 2016, respectively. Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $955 and $1,454 for the three and nine months ended July 31, 2016, respectively.  Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating profit as a percentage of sales increased to 25.2% for the three months ended July 31, 2016 compared to 22.2% for the comparable period of 2015.  Of the 3.0% improvement in operating margin, favorable product mix added 2.3% primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment, and favorable leverage of our selling and administrative expenses contributed 0.7%.

Operating profit as a percentage of sales increased to 21.4% for the nine months ended July 31, 2016 compared to 19.5% for the comparable period of 2015.  Of the 1.9% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 1.5% and favorable product mix added 1.3% primarily related to higher sales growth in our Adhesives Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.9% offset is primarily due to unfavorable currency translation effects.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 27.4% for the three months ended July 31, 2016 compared to 25.9% for the comparable period of 2015.  Of the 1.5% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 1.0% and favorable product mix added 1.1%.  The 0.6% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 26.9% for the nine months ended July 31, 2016 compared to 24.5% for the comparable period of 2015.  Of the 2.4% improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.7% and favorable product mix added 0.9%.  The 1.2% offset is primarily due to unfavorable foreign currency translation and severance and restructuring expense.

Nordson Corporation

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 30.7% for the three months ended July 31, 2016 compared to 24.1% for the comparable period of 2015.  Of the 6.6% improvement in operating margin, favorable product mix added 4.4% related to medical end markets and favorable leverage of our selling and administrative expenses contributed 0.9%. Additionally, lower severance and restructuring expenses contributed 1.3%.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 22.8% for the nine months ended July 31, 2016 compared to 21.5% for the comparable period of 2015.  Of the 1.3% improvement in operating margin, favorable product mix added 0.7% related to medical end markets, favorable leverage of our selling and administrative expenses contributed 0.6% and lower severance and restructuring expenses contributed 0.4%. The 0.4% offset is primarily due to unfavorable foreign currency translation.

For the Industrial Coating Systems segment, operating profit as a percentage of sales declined to 16.7% for the three months ended July 31, 2016 compared to 18.6% for the comparable period of 2015.  The 1.9% decline in operating margin is primarily due to higher severance and restructuring expenses, which had a 1.5% impact. The remaining 0.4% is primarily due to unfavorable currency translation.

For the Industrial Coating Systems segment, operating profit as a percentage of sales declined to 14.5% for the nine months ended July 31, 2016 compared to 14.8% in 2015.  Of the 0.3% decline in operating margin, favorable product mix added 3.3% primarily related to sales of engineered systems for which margins vary depending on the type of customer application. Lower sales volume resulted in a higher ratio of selling and administrative expenses, subtracting 1.7% from the operating margin.  The remaining 1.9% offset was primarily due to unfavorable currency translation and severance and restructuring expense.

Interest and Other Income (Expense)

Interest expense for the three months ended July 31, 2016 was $4,647, up from $4,504 for the comparable period of 2015.  Interest expense for the nine months ended July 31, 2016 was $15,490, up from $12,907 for the comparable period of 2015.  These increases were due primarily to higher borrowing levels between periods, partially offset by reversals of interest accruals related to the effective settlement of a tax exam.

Other expense was $1,978 for the three months ended July 31, 2016, compared to other income of $2 for the comparable period of 2015.  Included in the current quarter’s other expense was a $2,722 unfavorable adjustment related to the reversal of an indemnification asset resulting from the effective settlement of a tax exam.

Other income was $551 for the nine months ended July 31, 2016, compared to other expense of $787 for the comparable period of 2015.  Included in the current year’s other income were a litigation settlement of $800 and $1,876 of foreign currency gains.  These gains were partially offset by $1,530 of net unfavorable adjustments primarily related to the reversal of an indemnification asset resulting from the effective settlement of a tax exam.

Income Taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operated earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for the three and nine month periods ended July 31, 2016 were 28.2% and 25.5%, respectively. The effective tax rate for the three and nine month periods ended July 31, 2015 were 29.5% and 29.4%, respectively.

During the three months ended July 31, 2016, we recorded a favorable adjustment to unrecognized tax benefits of $1,651 primarily related to the effective settlement of a tax exam.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the nine months ended July 31, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015.  The tax rate for the nine months ended July 31, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings generated prior to 2015, and $1,136 related to the effective settlement of a tax exam.

Nordson Corporation

During the three months ended July 31, 2015 we recorded an adjustment primarily related to our 2014 tax provision that reduced income taxes by $600.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal R&D Tax Credit from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for the nine months ended July 31, 2015 included a discrete tax benefit of $2,286 primarily related to 2014.

Net Income

Net income for the three months ended July 31, 2016 was $84,214, or $1.46 per share on a diluted basis, compared to $69,388, or $1.14 per share on a diluted basis, in the same period of 2015.  This represented a 21.4% increase in net income and a 28.1% increase in earnings per share.  For the nine months ended July 31, 2016, net income was $195,976, or $3.41 per share on a diluted basis, compared to $161,487 or $2.61 per share on a diluted basis in the same period of 2015.  This represented a 21.4% increase in net income and a 30.7% increase in earnings per share. The percentage change in earnings per share is more than the percentage increase in net income due to a lower number of shares outstanding in the current year as a result of share repurchases.

Foreign Currency Effects

In the aggregate, average exchange rates for 2016 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2015.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended July 31, 2016 were translated at exchange rates in effect during the same period of 2015, sales would have been approximately $1,785 higher while third-party costs and expenses would have been approximately $219 higher.  If transactions for the nine months ended July 31, 2016 were translated at exchange rates in effect during the same period of 2015, sales would have been approximately $24,855 higher while third-party costs and expenses would have been approximately $10,481 higher.

Financial Condition

Liquidity and Capital Resources

During the nine months ended July 31, 2016, cash and cash equivalents increased $10,026.  Cash provided by operations during this period was $194,734, compared to $167,294 for the nine months ended July 31, 2015.  Cash of $262,013 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $225,073 for the same nine-month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $67,279 of cash in the nine months ended July 31, 2016, compared to $57,779 in the comparable period of 2015.

Cash used in investing activities was $44,408 for the nine months ended July 31, 2016, compared to $64,825 in the comparable period of the prior year.  Capital expenditures in the nine months ended July 31, 2016 were $45,452, compared to $48,898 in the comparable period of 2015. Current year expenditures were focused on a new leased facility in California supporting our electronics systems product lines, production machinery and investments in our information systems platform. Prior year expenditures included a new facility in Colorado supporting our fluid management product lines and the Liquidyn acquisition.

Cash used in financing activities was $141,205 for the nine months ended July 31, 2016, compared to $78,932 in the comparable period of the prior year.  Net repayments of long-term debt and short-term borrowings used $73,187.  Cash of $33,421 was used for the purchase of treasury shares and cash of $41,008 was used for dividend payments.

The following is a summary of significant changes in balance sheet captions from October 31, 2015 to July 31, 2016.  Receivables increased $23,055 due to higher sales volume. Inventories increased $13,939 due to expected order activity in the fourth quarter. The decrease of $22,608 in net intangible assets was due primarily to amortization.

The $66,090 decrease in long-term debt was primarily due to repayments on our existing revolving credit facility and our Bank of America Euro loan. The $19,332 decrease in long-term pension obligations was primarily due to contributions to U.S. plans during the nine months ended July 31, 2016.

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013.  In August 2015, the board of directors authorized the repurchase of up to

Nordson Corporation

an additional $200,000 of the Company’s common shares.  This new authorization adds capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at July 31, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities. During the nine months ended July 31, 2016, 447 shares were repurchased under this program for $31,877, or an average price of $71.37 per share.

Contractual Obligations

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At July 31, 2016, $427,064 was outstanding under this facility, compared to $457,025 outstanding at October 31, 2015. The weighted average interest rate for borrowings under this agreement was 1.42% at July 31, 2016. We were in compliance with all debt covenants at July 31, 2016, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At July 31, 2016 and October 31, 2015, $67,778 was outstanding under this facility. Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21% and 2.56% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at July 31, 2016, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%.  We were in compliance with all covenants at July 31, 2016.

In April 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in April 2018 and has an interest rate spread of 1.0% over LIBOR and $100,000 is due in April 2020 and has an interest rate spread of 1.10% over LIBOR. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at July 31, 2016.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at July 31, 2016.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the EUR LIBOR rate plus applicable margin based on our leverage ratio.  At July 31, 2016, the balance outstanding was €36,700 ($41,015) and the interest rate was 0.875% over EUR LIBOR.  At October 31, 2015, the balance outstanding was €70,000 ($70,042). Proceeds from this loan were used to pay down our revolving credit facility. We were in compliance with all covenants at July 31, 2016.

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

The annual maturities of long-term debt for the five years subsequent to July 31, 2016, are as follows: $10,706 due in 2016; $38,083 due in 2017; $167,601 due in 2018; $28,734 due in 2019; and $595,802 due in 2020.

Nordson Corporation

Outlook

For the balance of the year, we expect continued improvement in volume growth based on recent solid order activity and we remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  We are moving forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies. We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations and available borrowing capacity will enable us to make other opportunistic investments in our own common shares and strategic business combinations.

For the fourth quarter of 2016, sales are expected to be in the range of up 6% to 10% as compared to the fourth quarter a year ago.  This outlook is inclusive of organic volume growth of 5% to 9% and 1% growth from the first year effect of acquisitions.  Currency translation effects based on the current exchange rate environment would be minimal.  Diluted earnings per share are expected to be in the range of $1.15 to $1.27, which excludes any non-recurring charges associated with restructuring initiatives.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2016.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2016 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2016 and October 31, 2015, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516 and $565, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2015.  The information disclosed has not changed materially in 2016.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2016:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs
May 1, 2016 to May 31, 2016	—	$—	—	$118,971
June 1, 2016 to June 30, 2016	—	$—	—	$118,971
July 1, 2016 to July 31, 2016	—	$—	—	$118,971
Total	—		—

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at July 31, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1

First amendment to the Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

* Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2016	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)