Form 10-K
period 2016-10-31
NORDSON CORP
filed 2016-12-15
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2016 was approximately $4,357,415,366.

There were 57,348,873 Common Shares outstanding as of November 30, 2016.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2017 Annual Meeting - Part III

Nordson Corporation 2

Nordson Corporation 3

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

Our strategy for long-term growth is based on solving customers’ needs globally. We are headquartered in Westlake, Ohio, and our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 71 percent of our revenues were generated outside the United States in 2016.

We have 6,127 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Mexico, the Netherlands, Thailand and the United Kingdom.

Corporate Purpose and Goals

We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.

Although every quarter may not produce increased sales, net income and earnings per share, or exceed the comparative prior year's quarter, we do expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these temporary occurrences.

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

Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation. This goal is met through the Human Resources department’s facilitation of employee training, leadership training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional global team capable of meeting corporate objectives.

We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all business units, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives.

Nordson Corporation 4

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

Nordson Corporation 5

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

Nordson Corporation 6

Manufacturing and Raw Materials

Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Michigan, New Jersey, North Carolina, Pennsylvania, Rhode Island, Virginia and Wisconsin; as well as in the People’s Republic of China, Germany, Mexico, the Netherlands, Thailand and the United Kingdom.

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

Senior operating executives supervise an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2016, we held 541 United States patents and 1,207 foreign patents and had 212 United States patent applications pending and 878 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from November 2016 to February 2041. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Dage, EFD, Value Plastics, and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2016, we had a total of 2,084 trademark registrations in the United States and in various foreign countries.

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

Seasonal Variation in Business

Generally, the highest volume of sales occurs in the second half of the year due in large part to the timing of customers’ capital spending programs. Accordingly, first quarter sales volume is typically the lowest of the year due to timing of customers’ capital spending programs and customer holiday shutdowns.

Nordson Corporation 7

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2016, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders increased to approximately $274,000 at October 31, 2016 from approximately $228,000 at October 31, 2015. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2016. The increase is primarily due to orders within the Advanced Technology Systems segment. All orders in the 2016 year-end backlog are expected to be shipped to customers in 2017.

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

Research and Development

Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were approximately $46,247 in 2016, compared with approximately $46,689 in 2015 and $47,536 in 2014. As a percentage of sales, research and development expenses were approximately 2.6, 2.8 and 2.8 percent in 2016, 2015 and 2014, respectively.

Environmental Compliance

We are subject to federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain of these laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We are also required to maintain various related permits and licenses, many of which require periodic modification and renewal. The operation of manufacturing plants unavoidably entails environmental, safety and health risks, and we could incur material unanticipated costs or liabilities in the future if any of these risks were realized in ways or to an extent that we did not anticipate.

Nordson Corporation 8

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2016 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2016, we had 6,127 full-time and part-time employees, including 149 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 3, 2019 and 37 at our New Castle, Pennsylvania facility who are represented by collective bargaining agreements that expire on August 31, 2017. No work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

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

Nordson Corporation 9

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

In 2016, approximately 29 percent of our revenue was generated in the United States, while approximately 71 percent was generated outside the United States. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

A portion of our product sales is attributable to industries and markets, such as the semiconductor, mobile electronics, polymer processing and metal finishing industries, which historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or countries may reduce sales of some of our products. It is not possible to predict accurately the factors that will affect demand for our products in the future.

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

The majority of our consolidated revenues in 2016 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, the announcement of Brexit caused volatility in global currency exchange rate fluctuations that resulted in the strengthening of the United States dollar against foreign currencies in which we conduct business.  Future adverse consequences arising from Brexit may include continued volatility in exchange rates.  Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

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

Nordson Corporation 10

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

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Nordson Corporation 11

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

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions and represents the excess of cost over the fair value of the identifiable net assets we acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for acquired businesses decline, if significant and prolonged negative industry or economic trends exist, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and equity book value, the effect of which could be material.

We may be exposed to liabilities under the Foreign Corrupt Practices Act (FCPA), which could have a material adverse effect on our business.

We are subject to compliance with various laws and regulations, including the FCPA and similar worldwide anti-bribery and anti-corruption laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to private or public parties for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Our employees are trained and required to comply with these laws, and we are committed to legal compliance and corporate ethics. Violations of these laws could result in severe criminal or civil sanctions and financial penalties and other consequences that may have a material adverse effect on our business, reputation, financial condition or results of operations.

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

Nordson Corporation 12

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

Any period of interest rate increases may also adversely affect our profitability. At October 31, 2016, we had $984,787 of total debt and notes payable outstanding, of which 64 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2016 would have resulted in approximately $7,205 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

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

Nordson Corporation 13

Political conditions in foreign countries in which we operate could adversely affect us.

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2016, approximately 71 percent of our total sales were generated outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

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

Item 1B.  Unresolved Staff Comments

None.

Nordson Corporation 14

Item 2.  Properties

The following table summarizes our principal properties as of October 31, 2016:

Location	Description of Property	Approximate Square Feet

Amherst, Ohio [2,3]	A manufacturing, laboratory and office complex	521,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Chippewa Falls, Wisconsin [1]	Three manufacturing, warehouse, and office buildings (leased)	151,000
Swainsboro, Georgia[1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Pulaski, Virginia [1]	A manufacturing, warehouse and office building	101,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
New Castle, Pennsylvania [1]	A manufacturing, warehouse and office building	76,000
Youngstown, Ohio [1]	A manufacturing, warehouse and office building (leased)	58,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Rancho Dominguez, California [2]	A manufacturing and office building (leased)	40,000
Plymouth, Michigan [3]	Two manufacturing, warehouse and office buildings (leased)	35,000
Westlake, Ohio	Corporate headquarters	28,000
Concord, California [2]	A manufacturing and office building (leased)	11,000
San Diego, California [2]	A manufacturing and office building (leased)	7,000
Shanghai, China [1,3]	Four manufacturing, warehouse and office buildings (leased)	311,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Münster, Germany[1]	Four manufacturing, warehouse and office building (leased)	112,000
Shanghai, China [1,2,3]	Two office, laboratory and engineering buildings	110,000
Guaymas, Mexico [2]	Two manufacturing, warehouse and office buildings (leased)	71,000
Bangalore, India [1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2,3]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand[1]	A manufacturing, warehouse and office building	52,000
Tokyo, Japan [1,2,3]	Three office, laboratory and warehouse buildings (leased)	49,000
Erkrath, Germany [1,2,3]	An office, laboratory and warehouse building (leased)	48,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Temse, Belgium [1]	A manufacturing, warehouse and office building (leased)	43,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Seongnam-City, South Korea [1,2,3]	An office, laboratory and warehouse building (leased)	35,000
Pirmasens, Germany [1]	A manufacturing, warehouse and office building (leased)	32,000
Sao Paulo, Brazil [1,2,3]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2,3]	A warehouse and office building (leased)	22,000
Munich, Germany [2]	An office, laboratory and warehouse building (leased)	21,000
Singapore [1,2,3]	Two warehouse and office buildings (leased)	16,000
Billerbeck, Germany [1]	An office and warehouse building (leased)	16,000
Lagny Sur Marne, France [1,3]	An office building (leased)	6,000
Segrate, Italy [1,3]	An office, laboratory and warehouse building (leased)	5,000

Business Segment - Property Identification Legend

1 - Adhesive Dispensing Systems

2 - Advanced Technology Systems

3 - Industrial Coating Systems

The facilities listed have adequate, suitable and sufficient capacity (production and nonproduction) to meet present and foreseeable demand for our products.

Nordson Corporation 15

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

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2016 and 2015, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516 and $565, respectively.

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

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Company

Our executive officers as of October 31, 2016, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period

Michael F. Hilton	62	2010	President and Chief Executive Officer, 2010

John J. Keane	55	2003	Senior Vice President, 2005

Gregory P. Merk	45	2006	Senior Vice President, 2013
			Vice President, 2006

Gregory A. Thaxton	55	2007	Senior Vice President, Chief Financial Officer, 2012
			Vice President, Chief Financial Officer, 2008

Douglas C. Bloomfield	57	2005	Vice President, 2005

James E. DeVries	57	2012	Vice President, 2012
			Vice President, Global Continuous Improvement, 2011

Shelly M. Peet	51	2007	Vice President, 2009

Jeffrey A. Pembroke	49	2015	Vice President, 2015

Joseph Stockunas	56	2015	Vice President, 2015

Robert E. Veillette	64	2007	Vice President, General Counsel and Secretary, 2007

Nordson Corporation 16

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2016, there were 1,494 registered shareholders. The table below is a summary of dividends paid per common share and the range of high and low sales prices during each quarter of 2016 and 2015.

	Dividend	Common Share Price
Quarters	Paid	High	Low
2016:
First	$.24	$74.24	$51.89
Second	.24	80.50	56.63
Third	.24	89.42	74.49
Fourth	.27	102.57	87.63
2015:
First	$.22	$80.42	$71.58
Second	.22	81.05	72.10
Third	.22	84.45	71.75
Fourth	.24	75.95	58.52

Source: NASDAQ OMX

While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Performance Graph

The following is a graph that compares the five-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2011 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Group, which includes: AIN, AME, ATU, B, CLC, DCI, ENTG, ESL, FLIR, GGG, GTLS, IEX, ITT, LECO, ROP, TER, WTS, and WWD.

Nordson Corporation 17

Company/Market/Peer Group	2011	2012	2013	2014	2015	2016
Nordson Corporation	$100.00	$129.96	$160.22	$171.87	$161.91	$230.59
S&P 500 Index	$100.00	$115.21	$146.52	$171.82	$180.75	$188.90
S&P MidCap 400	$100.00	$112.11	$149.64	$167.08	$172.80	$183.61
S&P 500 Ind. Machinery	$100.00	$119.68	$170.88	$192.70	$192.41	$219.70
S&P MidCap 400 Ind. Machinery	$100.00	$109.21	$151.63	$160.68	$134.50	$157.85
Proxy Peer Group	$100.00	$113.38	$157.20	$173.54	$165.40	$173.92

Source: Zack’s Investment Research

(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities

			Total Number of
			Shares Repurchased	Maximum Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
	Repurchased	per Share	or Programs	the Plans or Programs
August 1, 2016 to August 31, 2016	—	$—	—	$118,971
September 1, 2016 to September 30, 2016	—	$—	—	$118,971
October 1, 2016 to October 31, 2016	—	$—	—	$118,971
Total	—		—

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at October 31, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation 18

Item 6. Selected Financial Data

	2016	2015	2014	2013	2012
(In thousands except for per-share amounts)
Operating Data (a)
Sales	$1,808,994	$1,688,666	$1,704,021	$1,542,921	$1,409,578
Cost of sales	815,495	774,702	758,923	676,777	586,289
% of sales	45	46	45	44	42
Selling and administrative expenses	594,293	584,823	575,442	541,169	485,285
% of sales	33	35	34	35	34
Severance and restructuring costs	10,775	11,411	2,551	1,126	2,524
Long-lived asset impairments	—	—	—	—	—
Operating profit	388,431	317,730	367,105	323,849	335,480
% of sales	21	19	22	21	24
Net income	271,843	211,111	246,773	221,817	224,829
% of sales	15	13	14	14	16
Financial Data (a)
Working capital	$414,032	$420,815	$301,815	$365,269	$242,939
Net property, plant and equipment and other non-current assets	1,676,790	1,648,853	1,607,447	1,451,113	1,242,892
Total capital (b)	1,769,151	1,726,341	1,662,283	1,498,082	1,261,962
Total assets	2,422,365	2,360,444	2,280,130	2,053,179	1,829,515
Long-term liabilities	1,239,219	1,409,652	1,004,465	928,519	816,061
Shareholders’ equity	851,603	660,016	904,797	887,863	669,770
Return on average total capital — % (c)	16	13	17	18	23
Return on average shareholders’ equity — % (d)	37	26	27	29	38
Per-Share Data (a)
Average number of common shares	57,060	60,652	63,656	64,214	64,407
Average number of common shares and common share equivalents	57,530	61,151	64,281	64,908	65,103
Basic earnings per share	$4.76	$3.48	$3.88	$3.45	$3.49
Diluted earnings per share	4.73	3.45	3.84	3.42	3.45
Dividends per common share	0.99	0.90	0.76	0.63	0.525
Book value per common share	14.85	11.51	14.49	13.83	10.42

(a)	See accompanying Notes to Consolidated Financial Statements.
(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.
(c)	Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over five accounting periods.
(d)	Net income as a percentage of average quarterly shareholders’ equity over five accounting periods.

Nordson Corporation 19

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

Revenue recognition – Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2016, 2015 and 2014 were not material.

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

Nordson Corporation 20

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

Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2016, the discount rates used ranged from 9 percent to 15 percent depending upon the reporting unit's size, end market volatility, and projection risk. The calculated internal rate of return for the discounted cash flow method was 10 percent, the same as the calculated WACC for total Nordson. In the application of the guideline public company method, fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve month performance for revenues and EBITDA into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the relative strength of the approaches employed.

To test the reasonableness of the aggregate fair value, we performed the control premium test, which compares the sum of the implied fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was 1 percent as of the test date of August 1, 2016 and a slight discount to the market value of equity as of October 31, 2016. The control premium indicated that the discounted cash flow valuation was reasonable.

In 2016 and 2015, the results of our step one testing indicated no impairment; therefore, the second step of impairment testing was not necessary.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2016, our conclusion is that no indicators of impairment exist in 2016. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	9%	402%	$387,649
Industrial Coating Systems Segment	12%	287%	$24,058
Advanced Technology Systems Segment - Electronics Systems	11%	235%	$17,495
Advanced Technology Systems Segment - Fluid Management	10%	92%	$608,955
Advanced Technology Systems Segment - Test & Inspection	15%	33%	$46,650

The table above does not include acquisitions that occurred after the August 1 measurement date but before our fiscal year-end. We acquired LinkTechTM Quick Couplings, Inc. (“LinkTech”) on September 1, 2016. Determination of the preliminary goodwill associated with this acquisition was completed with the assistance of an independent valuation specialist in the fourth quarter of 2016. Since the date of the valuation, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of the acquisition below its carrying value. For future valuation purposes, LinkTech will be included in the Advanced Technology Systems – Fluid Management reporting unit.

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

Nordson Corporation 21

Inventories - Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 20 percent of consolidated inventories at October 31, 2016 and October 31, 2015, with the first-in, first-out (FIFO) method used for the remaining inventory. On an ongoing basis, inventory is tested for technical obsolescence, as well as for future demand and changes in market conditions. We have historically maintained inventory reserves to reflect those conditions when the cost of inventory is not expected to be recovered. Reserves are also maintained for inventory used for demonstration purposes. The inventory reserve balance was $29,324, $28,230 and $26,744 at October 31, 2016, 2015 and 2014, respectively.

Pension plans and postretirement medical plans - The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 3.94 percent at October 31, 2016 and 4.39 percent at October 31, 2015. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 1.86 percent at October 31, 2016, compared to 2.81 percent at October 31, 2015. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.72 percent in 2016 and 6.76 percent in 2015. The average expected rate of return on international pension assets used to determine net benefit costs was 4.22 percent in 2016 and 4.39 percent in 2015.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.61 percent at October 31, 2016, compared to 3.50 percent at October 31, 2015. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.12 percent at October 31, 2016, compared to 3.22 percent at October 31, 2015.

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2016	$(5,561)	$6,767	$(887)	$1,048
Effect on pension obligation as of October 31, 2016	$(54,984)	$69,133	$(15,416)	$19,961
Expected return on assets:
Effect on total service and interest cost components in 2016	$(3,017)	$3,017	$(361)	$361
Compensation increase:
Effect on total service and interest cost components in 2016	$4,017	$(2,394)	$708	$(638)
Effect on pension obligation as of October 31, 2016	$21,485	$(13,463)	$3,626	$(3,289)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit plan was 4.05 percent at October 31, 2016 and 4.50 percent at October 31, 2015. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.63 percent in 2017, decreasing gradually to 3.24 percent in 2026.

For the international postretirement plan, the discount rate used to value the benefit obligation was 3.40 percent at October 31, 2016 and 4.35 percent at October 31, 2015. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.13 percent in 2017, decreasing gradually to 3.50 percent in 2031.

Nordson Corporation 22

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2016	$(710)	$860	$(6)	$6
Effect on postretirement obligation as of October 31, 2016	$(10,287)	$12,776	$(94)	$123
Health care trend rate:
Effect on total service and interest cost components in 2016	$628	$(495)	$10	$(8)
Effect on postretirement obligation as of October 31, 2016	$11,024	$(8,836)	$146	$(113)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

In the fourth quarter of 2016, we adopted a change in the method used to estimate the service and interest cost components of net periodic benefit cost for defined benefit pension plans and postretirement benefit plans.  Historically, for the vast majority of our plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2017, we will use a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement.  This change does not affect the measurement of total benefit obligations.  The change will be accounted for as a change in estimate that is inseparable from a change in accounting principle and, accordingly, will be accounted for prospectively starting in 2017.  The reductions in service and interest costs for 2017 associated with this change are expected to be $1,100 and $3,700, respectively.

Pension and postretirement expenses in 2017 are expected to be approximately $1,211 lower than 2016, primarily due to the adoption of the spot rate approach as noted above.

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

Nordson Corporation 23

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

Warranties - We provide customers with a product warranty that requires us to repair or replace defective products within a specified period of time (generally one year) from the date of delivery or first use. An accrual is recorded for expected warranty costs for products shipped through the end of each accounting period. In determining the amount of the accrual, we rely primarily on historical warranty claims. Amounts charged to the warranty reserve were $14,487, $12,531 and $10,813 in 2016, 2015 and 2014, respectively. The reserve balance was $11,770, $10,537 and $9,918 at October 31, 2016, 2015 and 2014, respectively.

Performance share incentive awards - Executive officers and selected other key employees are eligible to receive share awards with payouts based on corporate financial performance over three-year periods. Award payouts vary based on the degree to which corporate financial performance equals or exceeds predetermined threshold, target and maximum performance levels at the end of a performance period. No award payout will occur unless certain threshold performance levels are equaled or exceeded. The amount of compensation expense is based upon current performance projections for each three-year performance period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of Nordson Common Stock at the grant date, reduced by the implied value of dividends not to be paid. Awards are recorded as capital in excess of stated value in shareholders’ equity. The cumulative amount recorded at October 31, 2016 for the plans originating in 2014, 2015 and 2016 was $10,951. Compensation expense attributable to all performance share incentive award periods for executive officers and selected other key employees for 2016, 2015 and 2014 was $7,083, $3,459 and $4,304, respectively.

2016 compared to 2015

Sales – Worldwide sales for 2016 were $1,808,994, an increase of 7.1 percent from 2015 sales of $1,688,666. Sales volume increased 8.5 percent and unfavorable currency translation effects reduced sales by 1.4 percent. The volume increase consisted of 6.5 percent from organic growth and 2.0 percent from acquisitions. We had one acquisition during 2016, LinkTech, which is included within the Advanced Technology Systems segment. Three acquisitions were made during 2015: Liquidyn GmbH (“Liquidyn”) and MatriX Technologies GmbH (“MatriX”), which were included within the Advanced Technology Systems segment, and WAFO Produktionsgesellschaft GmbH (“WAFO”), which was included in the Adhesives Dispensing Systems segment. As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $879,573 in 2016, an increase of $43,507, or 5.2 percent, from 2015 sales of $836,066. The increase was the net result of a sales volume increase of 6.9 percent partially offset by unfavorable currency effects that reduced sales by 1.7 percent. The sales volume increase consisted of 0.7 percent from the WAFO acquisition and 6.2 percent from organic volume. Within this segment, sales volume increased in all geographic regions except for the Americas and Japan, and was particularly strong in Europe. Organic growth was driven by product lines serving consumer non-durable, disposable hygiene, general product assembly, rigid packaging and polymer processing end markets.

Sales of the Advanced Technology Systems segment were $676,329 in 2016, an increase of $82,471, or 13.9 percent, from 2015 sales of $593,858. The increase was the result of a sales volume increase of 14.7 percent partially offset by unfavorable currency effects that reduced sales by 0.8 percent. The sales volume increase consisted of 10.1 percent from organic volume and 4.6 percent from the first-year effect of acquisitions. Within the segment, sales volume, inclusive of acquisitions, increased in all geographic regions, and was most pronounced in Japan and Asia Pacific. Growth was driven by increased demand for test and inspection and automated dispensing solutions serving electronics end markets, as well continued strength in fluid management product lines serving medical and industrial end markets.

Sales of the Industrial Coating Systems segment were $253,092 in 2016, a decrease of $5,650, or 2.2 percent, from 2015 sales of $258,742. The decrease was the result of a sales volume decrease of 0.6 percent and unfavorable currency effects that reduced sales by 1.6 percent. Within this segment, sales volume increased in the Americas and Asia Pacific regions, and was offset by decreases in the United States, Europe and Japan. Growth in cold material product lines serving automotive end markets was offset by softness in powder coating and container product lines serving industrial end markets.

Nordson Corporation 24

Sales outside the United States accounted for 70.6 percent of our sales in 2016, as compared to 68.6 percent in 2015. On a geographic basis, sales in the United States were $531,117, an increase of 0.2 percent from 2015. The increase in sales volume consisted of 0.4 percent from acquisitions, offset by an organic volume decline of 0.2 percent. In the Americas region, sales were $124,657, a decrease of 3.6 percent from 2015, with volume increasing 2.5 percent offset by unfavorable currency effects of 6.1 percent. The increase in sales volume consisted of 1.7 percent from organic volume and 0.8 percent from acquisitions. Sales in Europe were $503,869, an increase of 8.9 percent from 2015, with volume increasing 12.3 percent partially offset by unfavorable currency effects of 3.4 percent. The increase in sales volume consisted of 9.2 percent from organic volume and 3.1 percent from acquisitions. Sales in Japan were $122,054, an increase of 13.2 percent from 2015, with volume increasing 2.2 percent and favorable currency effects of 11.0 percent. The increase in sales volume consisted of 1.9 percent from organic volume and 0.3 percent from acquisitions. Sales in the Asia Pacific region were $527,297, an increase of 14.9 percent from the prior year, with volume increasing 17.4 percent partially offset by unfavorable currency effects of 2.5 percent. The increase in sales volume consisted of 14.0 percent from organic growth and 3.4 percent from acquisitions.

It is estimated that the effect of pricing on total revenue was not material relative to 2015.

Operating profit – Cost of sales were $815,495 in 2016, up 5.3 percent from 2015. Gross profit, expressed as a percentage of sales, increased to 54.9 percent in 2016 from 54.1 percent in 2015. Of the 0.8 percentage point improvement in gross margin, favorable product mix added 1.3 percentage points primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment.  The 0.5 percentage point offset is primarily due to unfavorable currency translation effects.

Selling and administrative expenses were $594,293 in 2016, compared to $584,823 in 2015. The 1.6 percent increase includes 2.9 percent primarily in support of higher sales growth, offset by 1.3 percent due to currency translation effects.

Selling and administrative expenses as a percentage of sales decreased to 32.9 percent in 2016 from 34.6 percent in 2015. The 1.7 percentage point improvement is primarily due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments.

Severance and restructuring costs of $10,775 were recorded in 2016. Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium and consolidate certain polymer processing product line facilities in the U.S. resulted in severance and restructuring costs of $7,800. To enhance operational efficiency and customer service within the Advanced Technology Systems segment, a restructuring initiative resulted in severance and restructuring costs of $1,054. Within the Industrial Coatings Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $1,921. Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the British Pound and Chinese Yuan during 2016 as compared to 2015.

Operating profit as a percentage of sales increased to 21.5 percent in 2016 compared to 18.8 percent in 2015. Of the 2.7 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 1.8 percentage points, favorable product mix added 1.3 percentage points primarily related to higher sales growth in our Adhesives Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment, and lower severance and restructuring expenses contributed 0.1 percentage points.  The 0.5 percentage point offset is primarily due to unfavorable currency translation effects.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 26.1 percent in 2016 compared to 23.4 percent in 2015. Of the 2.7 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.0 percentage points, favorable product mix added 1.2 percentage points due to increased sales to consumer non-durable, disposable hygiene, general product assembly and rigid packaging end markets, and lower severance and restructuring expense added 0.1 percentage points. The 0.6 percentage point offset is primarily due to unfavorable currency translation effects.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 23.6 percent in 2016 compared to 20.4 percent in 2015. Of the 3.2 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.2 percentage points, favorable product mix added 0.9 percentage points, and lower severance and restructuring expenses contributed 0.3 percentage points. The 0.2 percentage point offset is primarily due to unfavorable currency translation effects.

Nordson Corporation 25

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 17.2 percent in 2016 compared to 16.0 percent in 2015. Of the 1.2 percentage point improvement in operating margin, favorable product mix added 2.3 percentage points, primarily related to sales of engineered systems for which margins vary depending on the type of customer application, and favorable leverage of our selling and administrative expenses contributed 0.2 percentage points. The remaining 1.3 percentage point offset was primarily due to severance and restructuring expenses and unfavorable currency translation effects.

Interest and other income (expense) - Interest expense in 2016 was $21,322, an increase of $3,218, or 17.8 percent, from 2015. The increase was due to higher average borrowing levels between periods, offset by reversals of interest accruals related to the effective settlement of a tax exam. Other income in 2016 was $657 compared to $678 in 2015. Included in the current year’s other income were a litigation settlement of $800 and $2,004 of foreign currency gains. These gains were partially offset by $1,530 of charges primarily related to the reversal of an indemnification asset resulting from the effective settlement of a tax exam. Significant items in 2015 were proceeds from a favorable litigation settlement of $1,608 and loss on disposal of fixed assets of $653.

Income taxes – Income tax expense in 2016 was $96,651, or 26.2 percent of pre-tax income, as compared to $89,751, or 29.8 percent of pre-tax income in 2015.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for 2016 includes a discrete tax benefit of $2,200 related to 2015.  The tax rate for 2016 also includes a discrete tax benefit of $6,154 related to dividends paid from previously taxed foreign earnings generated prior to 2015, and a benefit of $2,682 related to the effective settlement of a tax exam.

Net income – Net income was $271,843, or $4.73 per diluted share, in 2016, compared to net income of $211,111, or $3.45 per diluted share, in 2015. This represents a 28.8 percent increase in net income and a 37.1 percent increase in diluted earnings per share. The percentage change in earnings per share is more than the percentage change in net income due to a lower number of shares outstanding in the current year as a result of share repurchases.

Recently issued accounting standards – In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are performing a preliminary review of the new guidance as compared to our current accounting policies. We are currently assessing the impact this standard, along with the subsequent updates and clarifications, will have on our consolidated financial statements and disclosures. During 2017, we plan to assess our contracts and consider our method of adoption.

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

Nordson Corporation 26

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

In November 2015, the FASB issued a new standard regarding the balance sheet classification of deferred taxes, which will require entities to present deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent on the balance sheet. We have elected to early adopt this standard prospectively as of October 31, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted.

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

2015 compared to 2014

Sales – Worldwide sales for 2015 were $1,688,666, a decrease of 0.9 percent from 2014 sales of $1,704,021. Sales volume increased 5.8 percent, and unfavorable currency translation effects caused by the stronger U.S. dollar reduced sales by 6.7 percent. The volume increase consisted of 3.4 percent from organic growth and 2.4 percent from acquisitions. Three acquisitions were made during 2015: Liquidyn and MatriX, which are included within the Advanced Technology Systems segment, and WAFO, which is included in the Adhesives Dispensing Systems segment. Two acquisitions were made during 2014: Avalon Laboratories and Dima Group B.V., both of which were included within the Advanced Technology Systems segment. As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

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

Nordson Corporation 27

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

Operating profit – Cost of sales were $774,702 in 2015, up 2.1 percent from 2014. Gross profit, expressed as a percentage of sales, decreased to 54.1 percent in 2015 from 55.5 percent in 2014. The reduction in gross margin was primarily a result of unfavorable currency translation effects.

Selling and administrative expenses, were $584,823 in 2015, an increase of $9,381, or 1.6 percent, from 2014. Of the 1.6 percent increase, 7.5 percent was due to the addition of acquired businesses in the second half of 2014 and 2015 and higher compensation expenses related to increased employment levels. The 5.9 percent offset was due to unfavorable currency translation effects.

Selling and administrative expenses as a percentage of sales increased to 34.6 percent in 2015 from 33.8 percent in 2014. Of the 0.8 percent increase, 0.4 percent was due to acquisitions and higher compensation expenses related to increased employment levels and 0.4 percent was due to unfavorable currency translation effects.

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

Operating profit as a percentage of sales decreased to 18.8 percent in 2015 compared to 21.5 percent in 2014. Of the 2.7 percentage point decrease in operating margin, 1.9 percentage points were due to unfavorable currency translation effects, 0.5 percentage points were due to higher severance and restructuring costs and 0.3 percentage points were due to higher selling and administrative expenses.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 23.4 percent in 2015 compared to 25.5 percent in 2014. Of the 2.1 percentage point decline in operating margin, 2.3 percentage points were attributed to unfavorable currency translation effects, 1.5 percentage points were attributed to higher selling and administrative expenses, and 0.7 percentage points were attributed to higher severance and restructuring costs. The 2.4 percentage point offset was due to 2.2 percentage points attributed to favorable product mix and 0.2 percentage points due to lower inventory purchase price adjustments.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 20.4 percent in 2015 compared to 25.0 percent in 2014. Of the 4.6 percentage point decline in operating margin, 2.2 percentage points were attributed to higher selling and administrative expenses, 1.3 percentage points were attributed to product line and customer mix, 0.7 percentage points were attributed to unfavorable currency translation effects, and 0.4 percentage points were attributed to higher severance and restructuring costs.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 16.0 percent in 2015 from 15.7 percent in 2014. Of the 0.3 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.0 percentage points and favorable product mix added 0.2 percentage points. The remaining 1.9 percentage point offset was primarily due to unfavorable currency translation effects.

Nordson Corporation 28

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

Liquidity and Capital Resources

Cash and cash equivalents increased $16,971 in 2016. Cash provided by operating activities was $331,158 in 2016, compared to $261,951 in 2015. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment) and the tax benefit from the exercise of stock options, the sum of which was $358,984 in 2016, compared to $291,452 in 2015. The increase in cash provided by operating activities was primarily due to higher net income. Operating assets and liabilities used $27,826 of cash in 2016, compared to $29,501 in 2015.

Cash used by investing activities was $102,201 in 2016, down from $138,535 in 2015. In the current year, cash of $42,650 was used for the LinkTech acquisition, compared to the 2015 acquisitions of Liquidyn, WAFO and MatriX which used $75,565 of cash.

Cash of $210,280 was used by financing activities in 2016, compared to $110,978 in 2015. Included in 2016 were net short and long-term repayments of $130,217, compared to net borrowings of $325,486 in the prior year. The change was primarily due to increased repayments on our revolving credit facility in 2016. Issuance of common shares related to employee benefit plans generated $11,476 of cash in 2016, up from $5,372 in 2015. This increase was the result of higher stock option exercises. In 2016 cash of $33,421 was used for the purchase of treasury shares, down from $383,851 in 2015. Dividend payments were $56,436 in 2016, up from $54,849 in 2015 due to an increase in the annual dividend to $0.99 per share from $0.90 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2015 to October 31, 2016. Receivables increased $39,010 primarily due to higher year-end shipments. Net property, plant and equipment increased $23,189 primarily due to capital expenditures and the LinkTech acquisition, partially offset by depreciation expense. Goodwill increased $24,762 due to the LinkTech acquisition completed in 2016 that added $25,169 of goodwill, offset by $407 from the effects of currency translation. The decrease in net other intangibles of $17,124 was due to $14,610 of intangibles added as a result of the LinkTech acquisition, offset by $29,061 of amortization expense and $2,673 from the effects of currency translation.

The decrease in income taxes payable of $5,880 was due to the timing of required tax payments. The increase of $21,867 in accrued liabilities was primarily due to higher compensation-related accruals. Current maturities of long-term debt increased $15,251 primarily as a result of the $37,956 reclassification from long-term debt to current maturities for the scheduled repayments of our senior notes and New York Life credit facility, partially offset by $11,287 repayments under our €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. and $10,556 repayments under our New York Life credit facility. The long-term debt decrease of $148,090 primarily reflects $212,345 of net repayments under our revolving credit agreement, the $37,956 reclassification from long-term debt to current maturities as noted above, partially offset by $100,000 in borrowings under our New York Life credit facility. The $12,305 increase in long-term pension obligations and the $3,707 increase in postretirement obligations were primarily the result of lower global weighted-average discount rates.

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at October 31, 2016. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation 29

As of October 31, 2016, approximately 93 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $757,501 and $712,913 at October 31, 2016 and 2015, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2016:

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt (1)	$982,646	$38,093	$234,710	$451,605	$258,238
Interest payments on long-term debt (1)	54,243	11,019	17,768	12,834	12,622
Capital lease obligations (2)	19,230	5,966	6,335	1,546	5,383
Operating leases (2)	53,565	13,725	17,838	10,707	11,295
Notes payable (3)	2,141	2,141	—	—	—
Contributions related to pension and postretirement benefits (4)	20,100	20,100	—	—	—
Purchase obligations (5)	80,563	80,336	227	—	—
Total obligations	$1,212,488	$171,380	$276,878	$476,692	$287,538

(1)

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks. This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. At October 31, 2016, $244,680 was outstanding under this facility, compared to $457,025 outstanding at October 31, 2015. Balances outstanding under the prior credit agreement were transferred to the new credit agreement. The weighted average interest rate for borrowings under this agreement was 1.53 percent at October 31, 2016. There are two primary financial covenants that must be met under this facility. The first covenant limits the amount of total net indebtedness that can be incurred to 3.50 times consolidated trailing four-quarter EBITDA (both indebtedness and EBITDA as defined in the credit agreement). The second covenant requires consolidated trailing four-quarter EBITDA to be at least 3.0 times consolidated trailing four-quarter interest expense (both as defined in the credit agreement). At October 31, 2016, we were in compliance with all debt covenants, and the amount we could borrow under the credit facility would not have been limited by any debt covenants.

In 2011, we entered into a $150,000 three-year Note Purchase and Private Shelf Note agreement with New York Life Investment Management LLC. In 2013, the amount of the facility was increased from $150,000 to $175,000. In 2015, the amount of the facility was increased to $180,000.  In 2016, the amount of the facility was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured. The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios. At October 31, 2016, there was $157,222 outstanding under this facility, compared to $67,778 at October 31, 2015. The interest rates for notes within this agreement were 2.21 percent and 2.56 percent at October 31, 2016. We were in compliance with all covenants at October 31, 2016, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2016.

In 2013, we entered into a €100,000 agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd. The term of the agreement was three years and could be extended by one year at the end of the third and fourth anniversaries. The interest rate was variable based upon the EUR LIBOR rate. We paid down the remaining $11,501 balance of the loan in 2016.

Nordson Corporation 30

In April 2015, we entered into a $200,000 term loan facility with a group of banks. The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio. As of October 31, 2016, $100,000 is due in three years and has an interest rate spread of 1.00 percent over LIBOR and $100,000 is due in five years and has an interest rate spread of 1.10 percent over LIBOR. This loan was used to pay down $100,000 of our 364-day unsecured credit facility with PNC Bank and $100,000 of our revolving credit facility in 2015. We were in compliance with all covenants at October 31, 2016.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies. The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent. We were in compliance with all covenants at October 31, 2016.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio.  The loan was amended in 2016 to extend the term by one year and increase the principal amount. At October 31, 2016, the balance outstanding was €72,300 ($79,389) and the interest rate was 0.875 percent over LIBOR. We were in compliance with all covenants at October 31, 2016.

See Note 10 for additional information.

(2)	See Note 11 for additional information.
(3)	See Note 9 for additional information.
(4)

Pension and postretirement plan funding amounts after 2016 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 7 for additional information.

(5)	Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2017. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2016 remained strong relative to recent years, although uncertainties persisted in global financial markets and the general economic environment.  Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness.  Primary sources of capital to meet these needs as well as other opportunistic investments are cash provided by operations and borrowings under our loan agreements.  In 2016, cash from operations was 18.3 percent of revenue.  With respect to borrowing under existing loan agreements, as of October 31, 2016, we had $355,320 available capacity under our five-year term, $600,000 unsecured, multicurrency credit facility which may be increased to $850,000 under certain conditions.  This credit facility expires in February 2020.  In addition, we had $42,778 borrowing capacity remaining on our $200,000 three-year Private Shelf agreement with New York Life Investment Management LLC.  While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Other loan agreements exist with no remaining borrowing capacity, but factor into debt covenant calculations that affect future borrowing capacity.  In July 2012, we entered into a note purchase agreement with a group of insurance companies under which we sold $200,000 of senior notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27 percent and 3.13 percent.  As of April 2015, we entered into a $200,000 term loan facility with PNC Bank.  $100,000 is due in three years and has an interest rate spread of 1 percent over LIBOR, and $100,000 is due in five years and has an interest rate spread of 1.1 percent over LIBOR.  In July 2015, we entered into a Note Purchase Agreement under which $100,000 of senior unsecured notes were purchased primarily by a group of insurance companies.  The notes consist of two tranches, Series A and B at $50,000 each, maturing in July 2025 and July 2027, and bearing interest at fixed rates of 2.89 percent and 3.19 percent, respectively.  In October 2015, we entered into a €70,000 three year term loan agreement with Bank of America Merrill Lynch International in London.  This agreement was amended in September 2016 to extend the term by one year and increase the principal balance.  The balance of this loan at October 31, 2016 was €72,300.  The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio, and was 0.875 percent over LIBOR at October 31, 2016.

Nordson Corporation 31

Respective to all of these loans are two primary covenants, the leverage ratio that restricts indebtedness (net of cash) to a maximum 3.50 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be at minimum 3.0 times consolidated trailing four-quarter interest expense.  (Debt, EBITDA, and interest expense are as defined in respective credit agreements.)  With respect to these two primary covenants as of October 31, 2016, we were approximately 54 percent of the most restrictive leverage ratio and approximately 13 percent of the most restrictive interest coverage ratio.  Unused borrowing capacity under existing loan agreements would amount to an additional 23 percent of the most restrictive leverage ratio.

Regarding expectations for 2017, we are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  However, we move forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment, and marketplace effects of political instability in certain areas of the world.  With respect to the United Kingdom’s (UK) expected exit (Brexit) from the European Union (EU), resulting effects upon markets we serve and tax jurisdictions in which we operate will depend upon terms of agreements the UK makes to retain access to EU markets during the near-term and more permanently and also to national laws and regulations that may replace and diverge from EU laws and regulations.  Until more specific details are determined, the economic and political uncertainty in the UK and EU likely will continue along with implications upon the global economy.  While the announcement of Brexit initially resulted in significant volatility in global stock markets and currency exchange markets, the interim effects at this time upon the way we do business and results from operations have not been material.

Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  Cash from operations have been 16 to 19 percent of revenues over the past five years, resulting in more than sufficient cash for our ordinary business requirements.  We believe our cash provided from operations and available borrowing capacity will enable us to make other opportunistic investments in our own common shares and strategic business combinations.

With respect to contractual spending, the table above presents our financial obligations as $1,212,488 of which $171,380 is payable in 2017.  In August 2015, the board of directors approved a $200,000 common share repurchase program that added capacity to the board’s December 2014 approval authorizing management at its discretion to repurchase shares up to $300,000.  Approximately $118,971 remained available for share repurchases as of October 31, 2016.  The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities.  Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.  Capital expenditures for 2017 will be focused on continued investments in our information systems and projects that improve both capacity and efficiency of manufacturing and distribution operations.

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

In 2016, as compared with 2015, the United States dollar was generally stronger against foreign currencies. If 2015 exchange rates had been in effect during 2016, sales would have been approximately $23,249 higher and third-party costs would have been approximately $8,332 higher. In 2015, as compared with 2014, the United States dollar was stronger against foreign currencies. If 2014 exchange rates had been in effect during 2015, sales would have been approximately $114,844 higher and third-party costs would have been approximately $67,414 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Inflation

Inflation affects profit margins as the ability to pass cost increases on to customers is restricted by the need for competitive pricing. Although inflation has been modest in recent years and has had no material effect on the years covered by these financial statements, we continue to seek ways to minimize the impact of inflation through focused efforts to increase productivity.

Nordson Corporation 32

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2016, we did not have material foreign currency exposure.

Note 13 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2016							Total	Fair
	2017	2018	2019	2020	2021	Thereafter	Value	Value
Annual repayments of long-term debt	$38,093	$26,586	$28,734	$68,738	$38,187	$158,239	$358,577	$367,990
Average interest rate on total borrowings outstanding during the year	2.9%	2.9%	3.0%	3.0%	3.1%	3.1%	2.9%

At October 31, 2015							Total	Fair
	2016	2017	2018	2019	2020	Thereafter	Value	Value
Annual repayments of long-term debt	$11,340	$38,093	$26,587	$28,734	$68,738	$196,425	$369,917	$365,572
Average interest rate on total borrowings outstanding during the year	2.9%	2.7%	2.7%	2.8%	2.8%	3.0%	2.7%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 1.6 percent at October 31, 2016 and 1.2 percent at October 31, 2015. A one percent increase in interest rates would have resulted in additional interest expense of approximately $7,205 on the variable rate notes payable and long-term debt in 2016.

Nordson Corporation 33

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2016, 2015 and 2014	2016	2015	2014
(In thousands except for per-share amounts)
Sales	$1,808,994	$1,688,666	$1,704,021
Operating costs and expenses:
Cost of sales	815,495	774,702	758,923
Selling and administrative expenses	594,293	584,823	575,442
Severance and restructuring costs	10,775	11,411	2,551
	1,420,563	1,370,936	1,336,916
Operating profit	388,431	317,730	367,105
Other income (expense):
Interest expense	(21,322)	(18,104)	(15,035)
Interest and investment income	728	558	581
Other - net	657	678	(138)
	(19,937)	(16,868)	(14,592)
Income before income taxes	368,494	300,862	352,513
Income tax provision:
Current	100,248	87,651	102,251
Deferred	(3,597)	2,100	3,489
	96,651	89,751	105,740
Net income	$271,843	$211,111	$246,773
Average common shares	57,060	60,652	63,656
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	470	499	625
Average common shares and common share equivalents	57,530	61,151	64,281
Basic earnings per share	$4.76	$3.48	$3.88
Diluted earnings per share	$4.73	$3.45	$3.84
Dividends declared per common share	$0.99	$0.90	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 34

Consolidated Statements of Comprehensive Income

Years ended October 31, 2016, 2015 and 2014	2016	2015	2014
(In thousands)
Net income	$271,843	$211,111	$246,773
Components of other comprehensive income (loss), net of tax:
Translation adjustments	(8,693)	(45,154)	(23,972)
Pension and postretirement benefit plans:
Prior service credit arising during the year	1,831	—	175
Net actuarial loss arising during the year	(22,482)	(7,588)	(29,158)
Amortization of prior service cost	92	(303)	(251)
Amortization of actuarial loss	6,724	10,146	6,989
Settlement loss recognized	111	1,369	398
Curtailment (gain) loss recognized	(1,144)	43	—
Total pension and postretirement benefit plans	(14,868)	3,667	(21,847)
Total other comprehensive income (loss)	(23,561)	(41,487)	(45,819)
Total comprehensive income	$248,282	$169,624	$200,954

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 35

Consolidated Balance Sheets

October 31, 2016 and 2015	2016	2015
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$67,239	$50,268
Receivables - net	428,560	389,550
Inventories - net	220,361	225,672
Deferred income taxes	—	24,865
Prepaid expenses	29,415	21,236
Total current assets	745,575	711,591
Property, plant and equipment - net	273,129	249,940
Goodwill	1,107,137	1,082,375
Intangible assets - net	260,302	277,426
Deferred income taxes	10,681	5,705
Other assets	25,541	33,407
	$2,422,365	$2,360,444
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$2,141	$1,108
Accounts payable	75,130	68,229
Income taxes payable	22,762	28,642
Accrued liabilities	162,798	140,931
Customer advance payments	26,175	22,884
Current maturities of long-term debt	38,093	22,842
Deferred income taxes	—	1,256
Current obligations under capital leases	4,444	4,884
Total current liabilities	331,543	290,776
Long-term debt	944,553	1,092,643
Obligations under capital leases	9,714	9,698
Pension obligations	130,376	118,071
Postretirement obligations	70,397	66,690
Deferred income taxes	61,836	89,770
Other liabilities	22,343	32,780
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2016 and 2015	12,253	12,253
Capital in excess of stated value	376,625	348,986
Retained earnings	1,932,635	1,717,228
Accumulated other comprehensive loss	(168,247)	(144,686)
Common shares in treasury, at cost	(1,301,663)	(1,273,765)
Total shareholders' equity	851,603	660,016
	$2,422,365	$2,360,444

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 36

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2016, 2015 and 2014	2016	2015	2014
(In thousands)
Number of common shares in treasury
Balance at beginning of year	40,665	35,588	33,805
Shares issued under company stock and employee benefit plans	(421)	(318)	(480)
Purchase of treasury shares	472	5,395	2,263
Balance at end of year	40,716	40,665	35,588
Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253
Capital in excess of stated value
Balance at beginning of year	$348,986	$328,605	$304,549
Shares issued under company stock and employee benefit plans	5,952	1,458	264
Tax benefit from stock option and restricted stock transactions	3,476	3,661	6,385
Stock-based compensation	18,211	15,262	17,407
Balance at end of year	$376,625	$348,986	$328,605
Retained earnings
Balance at beginning of year	$1,717,228	$1,560,966	$1,362,584
Net income	271,843	211,111	246,773
Dividends paid ($.99 per share in 2016, $.90 per share in 2015, and $.76 per share in 2014)	(56,436)	(54,849)	(48,391)
Balance at end of year	$1,932,635	$1,717,228	$1,560,966
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(144,686)	$(103,199)	$(57,380)
Translation adjustments	(8,693)	(45,154)	(23,972)
Settlement and curtailment loss (gain) recognized, net of tax of $332 in 2016, $(491) in 2015 and $(234) in 2014	(1,033)	1,412	398
Defined benefit and OPEB activity - prior service cost, net of tax of $(558) in 2016, $191 in 2015 and $125 in 2014	1,923	(303)	(76)
Defined benefit and OPEB activity - actuarial gain (loss), net of tax of $8,642 in 2016, $(1,242) in 2015 and $11,457 in 2014	(15,758)	2,558	(22,169)
Balance at end of year	$(168,247)	$(144,686)	$(103,199)
Common shares in treasury, at cost
Balance at beginning of year	$(1,273,765)	$(893,828)	$(734,143)
Shares issued under company stock and employee benefit plans	5,735	4,359	6,749
Purchase of treasury shares	(33,633)	(384,296)	(166,434)
Balance at end of year	$(1,301,663)	$(1,273,765)	$(893,828)
Total shareholders' equity	$851,603	$660,016	$904,797

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 37

Consolidated Statements of Cash Flows

Years ended October 31, 2016, 2015 and 2014	2016	2015	2014
(In thousands)
Cash flows from operating activities:
Net income	$271,843	$211,111	$246,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,243	37,707	34,446
Amortization	29,061	27,487	25,308
Provision for losses on receivables	1,867	1,014	867
Deferred income taxes	(3,597)	2,100	3,489
Tax benefit from the exercise of stock options	(3,476)	(3,661)	(6,385)
Non-cash stock compensation	18,211	15,262	17,407
Loss on sale of property, plant and equipment	859	376	218
Other non-cash	2,973	56	406
Changes in operating assets and liabilities:
Receivables	(41,247)	(37,179)	(65,692)
Inventories	1,784	(14,208)	(8,699)
Prepaid expenses	(8,667)	1,799	(1,852)
Other noncurrent assets	7,773	1,733	(232)
Accounts payable	7,296	(1,261)	6,906
Income taxes payable	(2,684)	15,616	9,524
Accrued liabilities	23,328	5,817	27,932
Customer advance payments	3,631	(1,062)	(2,103)
Other noncurrent liabilities	(17,739)	2,830	59
Other	(1,301)	(3,586)	(217)
Net cash provided by operating activities	331,158	261,951	288,155
Cash flows from investing activities:
Additions to property, plant and equipment	(60,851)	(62,087)	(43,574)
Proceeds from sale of property, plant and equipment	1,300	597	323
Acquisition of businesses, net of cash acquired	(42,650)	(75,565)	(186,420)
Equity investments	—	(1,480)	(854)
Net cash used in investing activities	(102,201)	(138,535)	(230,525)
Cash flows from financing activities:
Proceeds from short-term borrowings	13,456	59,870	108,679
Repayment of short-term borrowings	(12,059)	(164,716)	(6,093)
Proceeds from long-term debt	261,161	719,534	158,828
Repayment of long-term debt	(392,775)	(289,202)	(107,591)
Repayment of capital lease obligations	(5,059)	(5,240)	(5,854)
Payment of debt issuance costs	(99)	(1,557)	—
Issuance of common shares	11,476	5,372	7,013
Purchase of treasury shares	(33,421)	(383,851)	(166,434)
Tax benefit from the exercise of stock options	3,476	3,661	6,385
Dividends paid	(56,436)	(54,849)	(48,391)
Net cash used in financing activities	(210,280)	(110,978)	(53,458)
Effect of exchange rate changes on cash	(1,706)	(4,484)	(4,233)
Increase (decrease) in cash and cash equivalents	16,971	7,954	(61)
Cash and cash equivalents at beginning of year	50,268	42,314	42,375
Cash and cash equivalents at end of year	$67,239	$50,268	$42,314

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

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2016, 2015 and 2014 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $11,095, $11,943 and $10,823 in 2016, 2015 and 2014, respectively.

Research and development — Research and development costs are expensed as incurred and were $46,247, $46,689 and $47,536 in 2016, 2015 and 2014, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 396, 373 and 69 common shares were excluded from the diluted earnings per share calculation in 2016, 2015 and 2014, respectively, because their effect would have been anti-dilutive.  Under the 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

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

Nordson Corporation 39

Inventories — Inventories are valued at the lower of cost or market. Cost was determined using the last-in, first-out (LIFO) method for 20 percent of consolidated inventories at October 31, 2016 and 2015. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $7,400 and $7,638 higher than reported at October 31, 2016 and 2015, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2016, 2015 or 2014.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2016, the weighted-average useful lives for each major category of amortizable intangible assets were:

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2016 and 2015 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2015	$(42,427)	$(102,259)	$(144,686)
Pension and postretirement plan changes, net of tax of $(8,416)	—	(14,868)	(14,868)
Currency translation losses	(8,693)	—	(8,693)
Balance at October 31, 2016	$(51,120)	$(117,127)	$(168,247)

Nordson Corporation 40

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

Following is a reconciliation of the product warranty liability for 2016 and 2015:

	2016	2015
Balance at beginning of year	$10,537	$9,918
Accruals for warranties	14,487	12,531
Warranty assumed from acquisitions	—	11
Warranty payments	(12,575)	(11,487)
Currency adjustments	(679)	(436)
Balance at end of year	$11,770	$10,537

Note 2 — Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are performing a preliminary review of the new guidance as compared to our current accounting policies. We are currently assessing the impact this standard, along with the subsequent updates and clarifications, will have on our consolidated financial statements and disclosures. During 2017, we plan to assess our contracts and consider our method of adoption.

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

Nordson Corporation 41

In November 2015, the FASB issued a new standard regarding the balance sheet classification of deferred taxes, which will require entities to present deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent on the balance sheet. We have elected to early adopt this standard prospectively as of October 31, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted.

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

Note 3 – Severance and restructuring costs

During the fourth quarter of 2016, we implemented an initiative within our Adhesive Dispensing Systems segment to consolidate certain polymer processing product line facilities in the U.S.  This initiative is designed to improve customer experience, accelerate growth, optimize performance and realize synergies for sustained long term success. Costs of $5,565 were recognized in 2016 relating to this initiative, which consisted primarily of severance costs. Payments of $624 related to these actions were paid during 2016. Additional costs related to this initiative are not expected to be material in future periods. Cash payments related to this initiative are expected to be paid during 2017 and 2018.

The following table summarizes severance and restructuring activity during 2016 related this action:

	Employee	Other
	severance	one-time
	charges	costs	Total
Accrual Balance at October 31, 2015	$—	$—	$—
Charged to expense	4,576	989	5,565
Cash payments	—	(624)	(624)
Non cash utilization	—	(261)	(261)
Accrual Balance at October 31, 2016	$4,576	$104	$4,680

During the second half of 2015, we implemented initiatives across each of our segments to optimize operations and to enhance operational efficiency and customer service.  Costs of $5,210 and $11,411 were recognized in 2016 and 2015, respectively, related to these initiatives, which consisted primarily of severance costs.

Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in costs of $2,235 and $7,972 in 2016 and 2015, respectively. Payments of $7,586 related to these actions were paid during 2016.

Within the Advanced Technology Systems segment, a restructuring initiative to enhance operational efficiency and customer service resulted in costs of $1,054 and $3,060 in 2016 and 2015, respectively. Payments of 3,144 related to these actions were paid during 2016.

Within the Industrial Coating Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $1,921 and $379 in 2016 and 2015, respectively. Payments of $1,844 related to these actions were paid during 2016.

Total costs for these actions to-date have been $16,621, which include $12,592 of severance costs, $759 of fixed asset impairment charges, $1,383 of lease termination costs and $1,887 of other one-time restructuring costs.

Nordson Corporation 42

The following table summarizes severance and restructuring activity during 2016 related to actions initiated in 2015:

	Fixed asset	Employee	Lease	Other
	impairment	severance	termination	one-time
	charges	charges	charges	costs	Total
Accrual Balance at October 31, 2015	$—	$7,908	$1,322	$244	$9,474
Charged to expense	205	3,562	61	1,382	5,210
Cash payments	—	(10,334)	(1,240)	(1,000)	(12,574)
Non cash utilization	(205)	—	—	(129)	(334)
Accrual Balance at October 31, 2016	$—	$1,136	$143	$497	$1,776

Additional costs related to these initiatives are not expected to be material in future periods. The remainder of the cash payments related to these initiatives are expected to be paid during the first half of 2017.

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

2016 acquisition

On September 1, 2016, we purchased 100 percent of the outstanding shares of LinkTech, a Ventura, California designer, manufacturer and distributor of highly engineered precision couplings and fittings. We acquired LinkTech for an aggregate purchase price of $42,650, net of cash acquired of $36.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $25,169 and identifiable intangible assets of $14,610 were recorded. The identifiable intangible assets consist primarily of $8,600 of customer relationships (amortized over 11 years), $2,800 of tradenames (amortized over 12 years), $2,300 of technology (amortized over 8 years) and $910 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2016, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes, intangible assets and certain reserves.

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

On August 3, 2015, we purchased 100 percent of the outstanding shares of WAFO, a German based manufacturer and refurbisher of screws and barrels for the synthetic material and rubber industries.  We acquired WAFO for an aggregate purchase price of $7,429, net of cash acquired of $236.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,463 and identifiable intangible assets of $1,708 were recorded. The identifiable intangible assets consist of $635 of customer relationships (amortized over 5 years), $679 of tradenames (amortized over 10 years), $142 of technology (amortized over 3 years) and $252 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Adhesive Dispensing Systems segment.

On September 1, 2015, we purchased 100 percent of the outstanding shares of MatriX, a German based developer of automated in-line and off-line x-ray tools and solutions used for inspection applications.  We acquired MatriX for an aggregate purchase price of $53,759, net of cash acquired of $966 and debt assumed of $481. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $32,439 and identifiable intangible assets of $16,382 were recorded. The identifiable intangible assets consist of $6,485 of customer relationships (amortized over 8 years), $4,046 of tradenames (amortized over 11 years), $5,328 of technology (amortized over 6 years) and $523 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment.

Nordson Corporation 43

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

Both of these acquisitions are being reported in our Advanced Technology Systems segment.

Note 5 — Details of balance sheet

	2016	2015
Receivables:
Accounts	$415,311	$372,705
Notes	7,971	7,303
Other	10,813	14,044
	434,095	394,052
Allowance for doubtful accounts	(5,535)	(4,502)
	$428,560	$389,550
Inventories:
Raw materials and component parts	$85,802	$97,215
Work-in-process	36,681	35,509
Finished goods	134,602	128,816
	257,085	261,540
Obsolescence and other reserves	(29,324)	(28,230)
LIFO reserve	(7,400)	(7,638)
	$220,361	$225,672
Property, plant and equipment:
Land	$9,914	$9,947
Land improvements	4,020	3,926
Buildings	169,995	161,924
Machinery and equipment	372,479	355,066
Enterprise management system	50,051	46,382
Construction-in-progress	25,873	17,326
Leased property under capitalized leases	24,231	25,684
	656,563	620,255
Accumulated depreciation and amortization	(383,434)	(370,315)
	$273,129	$249,940
Accrued liabilities:
Salaries and other compensation	$67,257	$54,801
Pension and retirement	4,046	1,973
Taxes other than income taxes	5,955	6,178
Other	85,540	77,979
	$162,798	$140,931

Nordson Corporation 44

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

The goodwill impairment test is a two-step process. In the first step, performed in the fourth quarter of each year, we estimate a reporting unit’s fair value using a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach and compare the result against the reporting unit’s carrying value of net assets. If the carrying value of a reporting unit exceeds its fair value, then a second step is performed to determine if goodwill is impaired. In the second step, a hypothetical purchase price allocation of the reporting unit’s assets and liabilities is performed using the fair value calculated in step one. The difference between the fair value of the reporting unit and the hypothetical fair value of assets and liabilities is the implied goodwill amount. Impairment is recorded if the carrying value of the reporting unit’s goodwill is higher than its implied goodwill. Based upon results of step one in 2016, 2015 and 2014, the second step of the goodwill impairment test was not necessary.

We acquired LinkTech on September 1, 2016. Determination of the preliminary goodwill associated with this acquisition was completed with the assistance of an independent valuation specialist in the fourth quarter of 2016. Since the date of the valuation, no events or changes in circumstances have occurred that would more likely than not reduce the fair value of this acquisition below its carrying value.

Changes in the carrying amount of goodwill during 2016 by operating segment follow:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375
Acquisition	—	25,169	—	25,169
Currency effect	(242)	(165)	—	(407)
Balance at October 31, 2016	$385,733	$697,346	$24,058	$1,107,137

Changes in the carrying amount of goodwill during 2015 by operating segment follow:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2014	$397,046	$631,433	$24,058	$1,052,537
Acquisitions	3,463	42,926	—	46,389
Currency effect	(14,534)	(2,017)	—	(16,551)
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2016 and October 31, 2015. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation 45

Information regarding intangible assets subject to amortization follows:

	October 31, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$207,493	$71,608	$135,885
Patent/technology costs	97,640	37,873	59,767
Trade name	85,271	22,140	63,131
Noncompete agreements	9,855	8,347	1,508
Other	1,400	1,389	11
Total	$401,659	$141,357	$260,302

	October 31, 2015
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$201,282	$56,315	$144,967
Patent/technology costs	98,063	32,764	65,299
Trade name	83,022	17,003	66,019
Noncompete agreements	8,952	7,819	1,133
Other	1,365	1,357	8
Total	$392,684	$115,258	$277,426

Amortization expense for 2016, 2015 and 2014 was $29,061, $27,487 and $25,308 respectively.

Estimated amortization expense for each of the five succeeding years follows:

Year	Amounts
2016	$30,347
2017	$29,944
2018	$29,696
2019	$29,155
2020	$23,749

Note 7 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2016, 2015 and 2014 was approximately $17,194, $15,747 and $14,423, respectively.

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

Nordson Corporation 46

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$361,039	$345,479	$90,615	$96,831
Service cost	11,490	10,851	2,448	2,816
Interest cost	15,932	15,037	2,294	2,561
Participant contributions	—	—	115	127
Plan amendments	173	—	(3,050)	—
Settlements	—	—	—	(3,260)
Curtailments	—	—	(6,790)	—
Other	—	—	—	475
Foreign currency exchange rate change	—	—	(7,675)	(7,906)
Actuarial loss	31,781	1,371	15,749	2,751
Benefits paid	(10,956)	(11,699)	(2,310)	(3,780)
Benefit obligation at end of year	$409,459	$361,039	$91,396	$90,615
Change in plan assets:
Beginning fair value of plan assets	$295,320	$277,912	$37,473	$39,618
Actual return on plan assets	23,280	5,868	2,205	1,960
Company contributions	26,223	23,239	3,793	4,888
Participant contributions	—	—	115	127
Settlements	—	—	—	(3,277)
Other	—	—	(145)	—
Foreign currency exchange rate change	—	—	(5,527)	(2,063)
Benefits paid	(10,956)	(11,699)	(2,310)	(3,780)
Ending fair value of plan assets	$333,867	$295,320	$35,604	$37,473
Funded status at end of year	$(75,592)	$(65,719)	$(55,792)	$(53,142)
Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$—	$—
Accrued benefit liability	(1,000)	(784)	(8)	(7)
Long-term pension and retirement obligations	(74,592)	(64,935)	(55,784)	(53,135)
Total amount recognized in financial statements	$(75,592)	$(65,719)	$(55,792)	$(53,142)

	United States		International
	2016	2015	2016	2015
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$134,586	$114,898	$35,090	$30,544
Prior service cost (credit)	(139)	(235)	(3,445)	(818)
Accumulated other comprehensive loss	$134,447	$114,663	$31,645	$29,726
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$9,336	$7,691	$2,558	$1,902
Amortization of prior service cost (credit)	47	77	(304)	(89)
Total	$9,383	$7,768	$2,254	$1,813

Nordson Corporation 47

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2016	2015	2016	2015
Balance at beginning of year	$114,663	$111,290	$29,726	$33,688
Net (gain) loss arising during the year	28,167	13,820	8,255	2,380
Prior service cost (credit) arising during the year	173	—	(3,050)	—
Net gain (loss) recognized during the year	(8,480)	(9,742)	(1,723)	(2,268)
Prior service (cost) credit recognized during the year	(76)	(121)	203	90
Settlement loss	—	(516)	(160)	(1,319)
Curtailment gain (loss)	—	(68)	1,526	—
Exchange rate effect during the year	—	—	(3,132)	(2,845)
Balance at end of year	$134,447	$114,663	$31,645	$29,726

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2016	2015	2016	2015
For all plans:
Accumulated benefit obligation	$397,350	$354,567	$77,166	$69,489
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	409,459	361,039	90,852	82,521
Accumulated benefit obligation	397,350	354,567	77,121	69,444
Fair value of plan assets	333,867	295,320	35,533	37,424

Net pension benefit costs include the following components:

	United States			International
	2016	2015	2014	2016	2015	2014
Service cost	$11,490	$10,851	$8,071	$2,448	$2,816	$2,597
Interest cost	15,932	15,037	13,921	2,294	2,561	3,185
Expected return on plan assets	(19,666)	(18,316)	(17,297)	(1,501)	(1,589)	(1,772)
Amortization of prior service cost (credit)	76	121	237	(203)	(90)	(101)
Amortization of net actuarial (gain) loss	8,480	9,742	7,940	1,723	2,285	1,233
Settlement loss	—	516	632	160	1,319	—
Curtailment (gain) loss	—	68	—	(1,526)
Total benefit cost	$16,312	$18,019	$13,504	$3,395	$7,302	$5,142

Net periodic pension cost for 2016 included a settlement loss of $160 due to lump sum retirement payments and a curtailment gain of $1,526 due to a plan amendment allowing participants to elect a new defined contribution plan or a new defined benefit plan. Net periodic pension cost for 2015 included a settlement loss of $593, due to lump sum retirement payments and $1,242 due to a plan termination.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2016	2015	2014	2016	2015	2014
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.94%	4.39%	4.29%	1.86%	2.81%	2.94%
Rate of compensation increase	3.61	3.50	3.49	3.12	3.22	3.19
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate	4.39	4.29	4.75	2.81	2.94	3.72
Expected return on plan assets	6.72	6.76	7.24	4.22	4.39	4.60
Rate of compensation increase	3.50	3.49	3.30	3.22	3.19	3.18

Nordson Corporation 48

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The decrease in the discount rate in 2016 and increase in 2015 are due to changes in yields for these types of investments as a result of the economic environment.

In determining the expected return on plan assets using the calculated value of plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and other professionals in developing appropriate return assumptions. The rate of compensation increase is based on managements’ estimates using historical experience and expected increases in rates.

Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10% of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.

In the fourth quarter of 2016, we adopted a change in the method to be used to estimate the service and interest cost components of net periodic benefit cost for defined benefit pension plans.  Historically, for the vast majority of its plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2017, we will use a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement.  This change does not affect the measurement of total benefit obligations.  The change will be accounted for as a change in estimate that is inseparable from a change in accounting principle and, accordingly, will be accounted for prospectively starting in fiscal year 2017.  The spot rates used to determine service and interest costs ranged from 2.4 percent to 3.3 percent for the U.S. pension plans and 0.9 percent to 2.6 percent for the non-U.S. pension plans.  The reductions in service and interest costs for 2017 associated with this change in estimate are expected to be $1,000 and $3,200, respectively.

The allocation of pension plan assets as of October 31, 2016 and 2015 is as follows:

	United States		International
	2016	2015	2016	2015
Asset Category
Equity securities	15%	19%	—%	—%
Debt securities	31	29	—	—
Insurance contracts	—	—	59	54
Pooled investment funds	53	51	39	46
Other	1	1	2	—
Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 90 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2016, the target in “return-seeking assets” is 40 percent and 60 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Our international plans comprise 10 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Nordson Corporation 49

The fair values of our pension plan assets at October 31, 2016 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$896	$896	$—	$—	$798	$798	$—	$—
Money market funds	2,471	2,471	—	—	—	—	—	—
Equity securities:					—
Basic materials	2,144	2,144	—	—	—	—	—	—
Consumer goods	3,457	3,457	—	—	—	—	—	—
Financial	5,930	5,930	—	—	—	—	—	—
Healthcare	3,344	3,344	—	—	—	—	—	—
Industrial goods	2,671	2,671	—	—	—	—	—	—
Technology	3,490	3,490	—	—	—	—	—	—
Utilities	857	857	—	—	—	—	—	—
Mutual funds	27,220	27,220	—	—	—	—	—	—
Fixed income securities:
U.S. Government	38,466	6,888	31,578	—	—	—	—	—
Corporate	63,077	—	63,077	—	—	—	—	—
Other	3,403	—	3,403	—	—	—	—	—
Other types of investments:					—
Insurance contracts	—	—	—	—	20,927	—	—	20,927
Real estate collective funds	20,402	—	—	20,402	—	—	—	—
Pooled investment funds	155,247	—	155,247	—	13,879	—	13,879	—
Other	792	792	—	—	—	—	—	—
	$333,867	$60,160	$253,305	$20,402	$35,604	$798	$13,879	$20,927

The fair values of our pension plan assets at October 31, 2015 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,781	$1,781	$—	$—	$8	$8	$—	$—
Money market funds	4,286	4,286	—	—	—	—	—	—
Equity securities:
Basic materials	2,705	2,705	—	—	—	—	—	—
Consumer goods	4,173	4,173	—	—	—	—	—	—
Financial	6,989	6,989	—	—	—	—	—	—
Healthcare	3,436	3,436	—	—	—	—	—	—
Industrial goods	3,105	3,105	—	—	—	—	—	—
Technology	4,080	4,080	—	—	—	—	—	—
Utilities	822	822	—	—	—	—	—	—
Mutual funds	28,112	28,112	—	—	—	—	—	—
Fixed income securities:
U.S. Government	29,219	7,276	21,943	—	—	—	—	—
Corporate	54,224	—	54,224	—	—	—	—	—
Other	1,546	—	1,546	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	20,432	—	—	20,432
Real estate collective funds	18,827	—	—	18,827	—	—	—	—
Pooled investment funds	131,347	—	131,347	—	17,033	—	17,033	—
Other	668	668	—	—	—	—	—	—
	$295,320	$67,433	$209,060	$18,827	$37,473	$8	$17,033	$20,432

These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.

Nordson Corporation 50

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

The following tables present an analysis of changes during the years ended October 31, 2016 and 2015 in Level 3 plan assets, by plan asset class, for U.S. and International pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2015	$18,827	$20,432	$39,259
Actual return on plan assets:
Assets held, end of year	1,720	1,683	3,403
Assets sold during the period	49	—	49
Purchases	—	2,799	2,799
Sales	(194)	(2,140)	(2,334)
Foreign currency translation	—	(1,847)	(1,847)
Ending balance at October 31, 2016	$20,402	$20,927	$41,329

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Real estate collective funds	Insurance contracts	Total
Beginning balance at October 31, 2014	$16,495	$23,174	$39,669
Actual return on plan assets:
Assets held, end of year	2,469	724	3,193
Assets sold during the period	36	7	43
Purchases	—	3,769	3,769
Sales	(173)	(5,763)	(5,936)
Foreign currency translation	—	(1,479)	(1,479)
Ending balance at October 31, 2015	$18,827	$20,432	$39,259

Contributions to pension plans in 2017 are estimated to be approximately $18,000.

Nordson Corporation 51

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2017	$13,103	$1,456
2018	14,145	2,208
2019	15,347	3,815
2020	16,616	2,423
2021	17,925	2,588
2022-2026	109,799	16,433

Other postretirement plans - We sponsor an unfunded postretirement health care benefit plan covering certain of our United States employees. Employees hired after January 1, 2002, are not eligible to participate in this plan.  For eligible retirees under the age of 65 who enroll in the plan, the plan is contributory in nature, with retiree contributions in the form of premiums that are adjusted annually. For eligible retirees age 65 and older who enroll in the plan, the plan delivers a benefit in the form of a Health Reimbursement Account (HRA), which retirees use for eligible reimbursable expenses, including premiums paid for purchase of a Medicare supplement plan or other out-of-pocket medical expenses such as deductibles or co-pays.

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$68,315	$69,479	$524	$897
Service cost	849	979	16	29
Interest cost	2,923	2,946	23	35
Participant contributions	446	412	—	—
Foreign currency exchange rate change	—	—	(14)	(111)
Actuarial (gain) loss	1,818	(3,677)	81	(321)
Benefits paid	(2,447)	(1,824)	(7)	(5)
Benefit obligation at end of year	$71,904	$68,315	$623	$524
Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,001	1,412	7	5
Participant contributions	446	412	—	—
Benefits paid	(2,447)	(1,824)	(7)	(5)
Ending fair value of plan assets	$—	$—	$—	$—
Funded status at end of year	$(71,904)	$(68,315)	$(623)	$(524)
Amounts recognized in financial statements:
Accrued benefit liability	$(2,123)	$(2,142)	$(7)	$(7)
Long-term postretirement obligations	(69,781)	(66,173)	(616)	(517)
Total amount recognized in financial statements	$(71,904)	$(68,315)	$(623)	$(524)

	United States		International
	2016	2015	2016	2015
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$18,786	$17,652	$(265)	$(379)
Prior service credit	(306)	(573)	—	—
Accumulated other comprehensive (gain) loss	$18,480	$17,079	$(265)	$(379)
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$917	$847	$(17)	$(25)
Amortization of prior service cost (credit)	(164)	(267)	—	—
Total	$753	$580	$(17)	$(25)

Nordson Corporation 52

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2016	2015	2016	2015
Balance at beginning of year	$17,079	$21,422	$(379)	$(86)
Net (gain) loss arising during the year	1,818	(3,677)	81	(321)
Net gain (loss) recognized during the year	(684)	(1,104)	25	—
Prior service credit recognized during the year	267	438	—	—
Exchange rate effect during the year	—	—	8	28
Balance at end of year	$18,480	$17,079	$(265)	$(379)

Net postretirement benefit costs include the following components:

	United States			International
	2016	2015	2014	2016	2015	2014
Service cost	$849	$979	$1,037	$16	$29	$28
Interest cost	2,923	2,946	3,062	23	35	38
Amortization of prior service credit	(267)	(438)	(449)	—	—	—
Amortization of net actuarial (gain) loss	684	1,104	1,435	(24)	—	(13)
Total benefit cost	$4,189	$4,591	$5,085	$15	$64	$53

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2016	2015	2014	2016	2015	2014
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.05%	4.50%	4.40%	3.40%	4.35%	4.25%
Health care cost trend rate	3.63	3.72	3.93	6.13	6.31	6.48
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.24	3.27	3.41	3.50	3.50	3.50
Year the rate reaches the ultimate trend rate	2026	2025	2024	2031	2031	2031
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate	4.50%	4.40%	4.80%	4.35%	4.25%	4.95%

The weighted average health care trend rates reflect expected increases in the Company’s portion of the obligation.

Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10% of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.

Similar to the changes in the discount rate approach discussed for the pension plans above, beginning in 2017 we elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The spot rates used to determine service and interest costs ranged from 3.2 percent to 3.3 percent for the postretirement benefit plans. Based on current economic conditions, the Company estimates that the service cost and interest cost in 2017 will be reduced by approximately $100 and $500, respectively. The Company has accounted for this change in estimate that is inseparable from a change in accounting principle on a prospective basis.

Nordson Corporation 53

A one-percentage point change in the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Health care trend rate:
Effect on total service and interest cost components in 2016	$628	$(495)	$10	$(8)
Effect on postretirement obligation as of October 31, 2016	$11,024	$(8,836)	$146	$(113)

Contributions to postretirement plans in 2017 are estimated to be approximately $2,100.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2017	$2,123	$7
2018	2,310	10
2019	2,442	11
2020	2,663	12
2021	2,904	11
2022-2026	17,542	84

Note 8 — Income taxes

Income tax expense includes the following:

	2016	2015	2014
Current:
U.S. federal	$44,156	$36,875	$52,985
State and local	2,256	1,623	1,900
Foreign	53,836	49,153	47,366
Total current	100,248	87,651	102,251
Deferred:
U.S. federal	(2,334)	4,950	8,695
State and local	563	1,031	(1,635)
Foreign	(1,826)	(3,881)	(3,571)
Total deferred	(3,597)	2,100	3,489
	$96,651	$89,751	$105,740

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $156,723,  $140,044 and $184,894 in 2016, 2015 and 2014, respectively.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for 2016 includes a discrete tax benefit of $2,200 related to 2015.  The tax rate for 2016 also includes a discrete tax benefit of $6,154 related to dividends paid from previously taxed foreign earnings generated prior to 2015, and a benefit of $2,682 related to the effective settlement of a tax exam.

On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) from January 1, 2014 to December 31, 2014 and extended certain other tax provisions. As a result, our income tax provision for 2015 included discrete tax benefits of $2,486 primarily related to 2014.

Nordson Corporation 54

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2016	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%
Domestic Production Deduction	(1.43)	(1.47)	(1.74)
Foreign tax rate variances, net of foreign tax credits	(4.59)	(3.25)	(3.42)
State and local taxes, net of federal income tax benefit	0.50	0.43	0.05
Amounts related to prior years	(1.20)	(1.04)	(0.24)
Tax benefit from previously taxed dividends paid	(1.67)	—	—
Other – net	(0.38)	0.16	0.35
Effective tax rate	26.23%	29.83%	30.00%

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $211,771, $160,818 and $167,619 in 2016, 2015 and 2014, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $757,501 and $712,913 at October 31, 2016 and 2015, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

At October 31, 2016 and 2015, total unrecognized tax benefits were $3,336 and $6,258, respectively. The amounts that, if recognized, would impact the effective tax rate were $2,775 and $5,650 at October 31, 2016 and 2015, respectively. During 2016, unrecognized tax benefits related primarily to foreign positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance at beginning of year	$6,258	$5,812	$5,717
Additions based on tax positions related to the current year	522	288	196
Additions for tax positions of prior years	310	331	319
Reductions for tax positions of prior years	(140)	(28)	—
Settlements	(3,091)	—	(110)
Lapse of statute of limitations	(523)	(145)	(310)
Balance at end of year	$3,336	$6,258	$5,812

At October 31, 2016 and 2015, we had accrued interest and penalty expense related to unrecognized tax benefits of $541 and $2,664, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2013 through 2016 tax years; tax years prior to the 2013 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2010. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.

Nordson Corporation 55

Significant components of deferred tax assets and liabilities are as follows:

	2016	2015
Deferred tax assets:
Employee benefits	$93,837	$84,651
Other accruals not currently deductible for taxes	16,861	17,259
Tax credit and loss carryforwards	11,111	9,242
Inventory adjustments	7,915	6,591
Total deferred tax assets	129,724	117,743
Valuation allowance	(8,304)	(6,768)
Total deferred tax assets	121,420	110,975
Deferred tax liabilities:
Depreciation and amortization	171,209	171,234
Other - net	1,366	196
Total deferred tax liabilities	172,575	171,430
Net deferred tax liabilities	$(51,155)	$(60,455)

At October 31, 2016, we had $4,112 of tax credit carryforwards of which $103 will expire in 2017 through 2022, and $4,009 of which has an indefinite carryforward period. We also had $5,273 Federal, $73,809 state and $16,121 foreign operating loss carryforwards, of which $79,616 will expire in 2017 through 2036, and $15,587 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $1,537 in 2016 and a decrease of $904 in 2015. The valuation allowance of $8,304 at October 31, 2016, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Note 9 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2016	2015
Maximum borrowings under bank lines of credit (all foreign banks)	$61,519	$45,102
Outstanding notes payable (all foreign bank debt)	2,141	1,108
Weighted-average interest rate on notes payable	4.35%	2.75%
Unused bank lines of credit	$59,378	$43,994

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

Nordson Corporation 56

Note 10 — Long-term debt

A summary of long-term debt is as follows:

	2016	2015
Revolving credit agreement, due 2020	$244,680	$457,025
Senior notes, due 2017-2025	200,000	200,000
Senior notes, due 2019-2027	100,000	100,000
Term loan, due 2018-2020	200,000	200,000
Euro loan, due 2019	79,389	77,042
Euro loan, due 2016	—	11,501
Private shelf facility, due 2017-2026	157,222	67,778
Development loans, due 2017-2026	1,344	1,467
Other	11	672
	982,646	1,115,485
Less current maturities	38,093	22,842
Long-term maturities	$944,553	$1,092,643

Revolving credit agreement — This $600,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in February 2020. Payment of quarterly fees is required. The interest rate is variable based upon the LIBOR rate. The weighted average interest rate for borrowings under this agreement was 1.53 percent at October 31, 2016.

Senior notes, due 2017-2025 — These fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 4.51 years. The weighted-average interest rate at October 31, 2016 was 2.93 percent.

Senior notes, due 2019-2027 — These fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 7.24 years. The weighted-average interest rate at October 31, 2016 was 3.04 percent.

Term loan, due 2018-2020 — In 2015, we entered into a $200,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. $100,000 is due in three years with a weighted-average interest rate of 1.53 percent and $100,000 is due in five years with a weighted-average interest rate of 1.63 percent.

Euro loan, due 2019 — This Euro denominated loan was entered into in 2015 with Bank of America Merrill Lynch International Limited. It can be extended by one year at the end of the third and fourth anniversaries. The loan was amended in 2016 to extend the term by one year and increase the principal amount. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2016 was 1.00 percent.

Euro loan, due 2016 — This Euro denominated loan was entered into in 2013 with The Bank of Tokyo-Mitsubishi UFJ, Ltd. It could be extended by one year at the end of the third and fourth anniversaries. The interest rate was variable based upon the EUR LIBOR rate.  We paid down the remaining balance of the loan in 2016.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $180,000 in 2015, and then increased to $200,000 in 2016. Borrowings under the agreement may be up to 12 years and are unsecured. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2016, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent and at variable rates of 1.78 percent and 2.12 percent.

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

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2016, are as follows: $38,093 in 2017; $126,587 in 2018; and $108,123 in 2019; $413,418 in 2020 and $38,187 in 2021.

Nordson Corporation 57

Note 11 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $18,047, $15,721 and $15,135 in 2016, 2015 and 2014, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2016	2015
Transportation equipment	$15,991	$15,614
Other	8,240	10,070
Total capitalized leases	24,231	25,684
Accumulated amortization	(10,235)	(10,743)
Net capitalized leases	$13,996	$14,941

At October 31, 2016, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2017	$5,966	$13,725
2018	4,077	9,559
2019	2,258	8,279
2020	899	5,965
2021	647	4,742
Later years	5,383	11,295
Total minimum lease payments	19,230	$53,565
Less amount representing executory costs	1,722
Net minimum lease payments	17,508
Less amount representing interest	3,350
Present value of net minimum lease payments	14,158
Less current portion	4,444
Long-term obligations at October 31, 2016	$9,714

Note 12 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation 58

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2016:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,805	$—	$2,805	$—
Total assets at fair value	$2,805	$—	$2,805	$—
Liabilities:
Deferred compensation plans (b)	$9,837	$—	$9,837	$—
Foreign currency forward contracts (a)	2,844	—	2,844	—
Total liabilities at fair value	$12,681	$—	$12,681	$—

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

Note 13 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2016, we recognized net gains of $2,317 on foreign currency forward contracts and net losses of $312 from the change in fair value of balance sheet positions. In 2015, we recognized net losses of $3,866 on foreign currency forward contracts and net gains of $3,862 from the change in fair value of balance sheet positions.  In 2014, we recognized net losses of $826 on foreign currency forward contracts and net gains of $348 from the change in fair value of balance sheet positions.

Nordson Corporation 59

The following table summarizes, by currency, the contracts outstanding at October 31, 2016 and 2015:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
October 31, 2016 contract amounts:
Euro	$107,860	$105,635	$51,377	$50,495
Pound sterling	36,692	36,125	37,473	36,302
Japanese yen	31,844	31,000	23,998	23,185
Australian dollar	380	380	8,096	8,095
Hong Kong dollar	1,702	1,702	79,516	79,411
Singapore dollar	1,031	995	12,062	11,735
Others	1,863	1,832	32,511	32,066
Total	$181,372	$177,669	$245,033	$241,289
October 31, 2015 contract amounts:
Euro	$182,503	$180,406	$188,021	$184,174
Pound sterling	55,234	55,543	37,714	37,513
Japanese yen	17,046	17,067	13,646	13,706
Australian dollar	—	—	7,120	6,981
Hong Kong dollar	—	—	59,734	59,739
Singapore dollar	858	857	11,519	11,561
Others	3,018	2,993	29,744	29,674
Total	$258,659	$256,866	$347,498	$343,348

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2016 and 2015, net gains of $2,439 and $427, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2016, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$67,239	$67,239	$50,268	$50,268
Notes payable	2,141	2,141	1,108	1,108
Long-term debt (including current portion)	982,646	992,060	1,115,485	1,113,140
Foreign currency forward contracts (net)	(39)	(39)	(2,356)	(2,356)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation 60

Note 14 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2016, 2015 or 2014.

Common — We have 160,000 authorized common shares without par value. At October 31, 2016 and 2015, there were 98,023 common shares issued. At October 31, 2016 and 2015, the number of outstanding common shares, net of treasury shares, was 57,307 and 57,358, respectively.

Common shares repurchased as part of publicly announced programs during 2016, 2015 and 2014 were as follows:

	Number	Total	Average
Year	of Shares	Amount	per Share
2016	447	$31,877	$71.37
2015	5,360	$381,598	$71.19
2014	2,224	$163,584	$73.55

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

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited. For grants made during or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $7,874, $8,772 and $10,251 for 2016, 2015 and 2014, respectively. The increase in the 2014 expense was primarily related to accelerated amortization of the cost of options.

The following table summarizes activity related to stock options during 2016:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2015	1,759	$50.74
Granted	490	$70.91
Exercised	(333)	$35.12
Forfeited or expired	(35)	$69.23
Outstanding at October 31, 2016	1,881	$58.41	$78,461	6.4 years
Vested at October 31, 2016 or expected to vest	1,861	$58.27	$77,925	6.4 years
Exercisable at October 31, 2016	996	$45.90	$54,031	4.7 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$14 - $28	$29 - $44	$45 - $81
Number outstanding	236	434	1,211
Weighted-average remaining contractual life, in years	2.4	4.4	7.9
Weighted-average exercise price	$22.68	$41.49	$71.44
Number exercisable	236	434	326
Weighted-average exercise price	$22.68	$41.49	$68.53

Nordson Corporation 61

As of October 31, 2016, there was $5,498 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

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

	2016	2015	2014
Expected volatility	29.1%-30.4%	30.3%-39.5%	40.1%˗44.7%
Expected dividend yield	1.54%	1.06%-1.10%	0.98%˗1.03%
Risk-free interest rate	1.78%-1.90%	1.57%˗1.85%	1.51%˗1.79%
Expected life of the option (in years)	5.4-6.2	5.4˗6.1	5.4˗6.1

The weighted-average expected volatility used to value options granted in 2016, 2015 and 2014 was 29.6 percent, 34.3 percent and 44.5 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2016, 2015 and 2014 was $18.23, $24.63 and $27.92, respectively.

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $17,271, $10,406 and $17,223, respectively.

Cash received from the exercise of stock options for 2016, 2015 and 2014 was $11,476, $5,372 and $7,013, respectively. The tax benefit realized from tax deductions from exercises for 2016, 2015 and 2014 was $3,476, $3,661 and $6,385, respectively.

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

The following table summarizes activity related to restricted shares during 2016:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2015	53	$73.23
Granted	30	$70.80
Vested	(23)	$69.17
Restricted at October 31, 2016	60	$73.56

Nordson Corporation 62

As of October 31, 2016, there was $2,115 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to restricted shares was $1,963, $1,840 and $1,784 in 2016, 2015 and 2014, respectively. These amounts included common share dividends of $60, $51, and $52 in 2016, 2015 and 2014, respectively.

The following table summarizes activity related to restricted share units in 2016:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2015	0	$—
Granted	13	$72.01
Vested	(13)	$72.01
Restricted share units at October 31, 2016	0	$—

As of October 31, 2016, there was no remaining expense to be recognized related to outstanding restricted share units. The amount charged to expense related to restricted share units during 2016, 2015 and 2014 was $974, $972 and $890, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during 2016:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2015	100	$36.76
Deferrals	1	$78.59
Restricted stock units vested	8	$72.09
Dividend equivalents	1	$77.95
Distributions	(11)	$26.33
Outstanding at October 31, 2016	99	$41.72

The amount charged to expense related to director deferred compensation was $158, $91 and $101 in 2016, 2015 and 2014, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. This value was $67.69 per share for 2016, $76.48 per share for 2015 and $69.25 per share for 2014. The amounts charged to expense for executive officers and selected other key employees in 2016, 2015 and 2014 were $7,083, $3,459 and $4,304, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2016, and 2015 was $10,951 and $7,561, respectively.

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their performance share incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $219, $179 and $129 for 2016, 2015 and 2014, respectively.

Shares reserved for future issuance — At October 31, 2016, there were 2,664 of common shares reserved for future issuance through the exercise of outstanding options or rights.

Nordson Corporation 63

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

No single customer accounted for 10 percent or more of sales in 2016, 2015 or 2014.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate		Total
Year ended October 31, 2016
Net external sales	$879,573		$676,329		$253,092		$—		$1,808,994
Depreciation	15,229		15,386		3,308		7,320		41,243
Operating profit (loss)	229,143	(a)	159,531	(b)	43,511	(c)	(43,754)		388,431
Identifiable assets (e)	751,153		1,080,711		140,169		465,424	(d)	2,437,457
Expenditures for long-lived assets	17,407		18,967		17,357		7,120		60,851
Year ended October 31, 2015
Net external sales	$836,066		$593,858		$258,742		$—		$1,688,666
Depreciation	14,804		13,015		3,194		6,694		37,707
Operating profit (loss)	195,902	(a)	120,940	(b)	41,458	(c)	(40,570)		317,730
Identifiable assets (e)	734,145		1,021,221		130,421		486,852	(d)	2,372,639
Expenditures for long-lived assets	12,880		36,182		5,112		7,913		62,087
Year ended October 31, 2014
Net external sales	$899,696		$561,784		$242,541		$—		$1,704,021
Depreciation	15,467		10,433		3,368		5,178		34,446
Operating profit (loss)	229,556	(a)	140,240	(b)	38,117	(c)	(40,808)		367,105
Identifiable assets (e)	747,063		919,052		130,624		495,676	(d)	2,292,415
Expenditures for long-lived assets	15,886		15,163		4,057		8,468		43,574

(a)	Includes $7,800, $7,972 and $1,731 of severance and restructuring costs in 2016, 2015 and 2014, respectively.
(b)	Includes $1,054, $3,060 and $579 of severance and restructuring costs 2016, 2015 and 2014, respectively.
(c)	Includes $1,921, $379 and $241 of severance and restructuring costs in 2016, 2015 and 2014, respectively.
(d)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.
(e)

Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

Nordson Corporation 64

We have significant sales and long-lived assets in the following geographic areas:

	2016	2015	2014
Net external sales
United States	$531,117	$529,893	$503,776
Americas	124,657	129,325	120,993
Europe	503,869	462,565	494,538
Japan	122,054	107,797	127,057
Asia Pacific	527,297	459,086	457,657
Total net external sales	$1,808,994	$1,688,666	$1,704,021
Long-lived assets
United States	$209,959	$187,212	$159,946
Americas	1,730	1,735	2,451
Europe	23,943	21,231	21,039
Japan	6,408	5,876	5,967
Asia Pacific	31,089	33,886	35,036
Total long-lived assets	$273,129	$249,940	$224,439

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	2016	2015	2014
Total profit for reportable segments	$388,431	$317,730	$367,105
Interest expense	(21,322)	(18,104)	(15,035)
Interest and investment income	728	558	581
Other-net	657	678	(138)
Income before income taxes	$368,494	$300,862	$352,513

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2016	2015	2014
Total assets for reportable segments	$2,437,457	$2,372,639	$2,292,415
Customer advance payments	26,175	22,884	25,578
Eliminations	(41,267)	(35,079)	(37,863)
Total consolidated assets	$2,422,365	$2,360,444	$2,280,130

Note 17 — Supplemental information for the statement of cash flows

	2016	2015	2014
Cash operating activities:
Interest paid	$23,423	$17,312	$14,115
Income taxes paid	102,592	72,175	87,797
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$5,639	$5,562	$8,584
Capitalized lease obligations terminated	1,033	672	864
Shares acquired and issued through exercise of stock options	212	445	—

Nordson Corporation 65

Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2016:
Sales	$372,220	$437,592	$489,899	$509,283
Gross margin	196,907	248,405	273,220	274,967
Net income	41,161	70,601	84,214	75,867
Earnings per share:
Basic	0.72	1.24	1.48	1.33
Diluted	0.72	1.23	1.46	1.31
2015:
Sales	$379,008	$400,727	$462,731	$446,200
Gross margin	208,721	221,890	248,492	234,861
Net income	42,885	49,214	69,388	49,624
Earnings per share:
Basic	0.69	0.81	1.15	0.84
Diluted	0.69	0.80	1.14	0.84

The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods.

During the fourth quarter of 2016, we recorded pre-tax severance and restructuring costs of $6,411.

During the third quarter of 2016, we recorded pre-tax severance and restructuring costs of $1,714 and we recorded other expense of $2,722 related to the reversal of an indemnification asset resulting from the effective settlement of a tax exam. Additionally, our income tax provision for the third quarter included a discrete tax benefit of $1,651 related to the effective settlement of a tax exam.

During the second quarter of 2016, we recorded pre-tax severance and restructuring costs of $1,633. Additionally, we recorded other income of $800 related to a favorable litigation settlement and a $1,192 favorable adjustment to unrecognized tax benefits related to the effective settlement of a tax exam. Furthermore, our income tax provision for the second quarter included a discrete tax benedit of $1,136 related to the effective settlement of a tax exam.

During the first quarter of 2016, we recorded pre-tax severance and restructuring costs of $1,017.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the three months ended January 31, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015. Additionally, our income tax provision for the first quarter included a discrete tax benefit of $6,184 related to dividends paid from previously taxed foreign earnings.

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

Nordson Corporation 66

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

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2016, and 2015 our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516 and $565, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be different than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation 67

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016.

We acquired LinkTech Quick Couplings, Inc. on September 1, 2016. It represented less than two percent of our total assets as of October 31, 2016. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include LinkTech. This exclusion is in accordance with the SEC’s general guidance that assessments of recently acquired businesses may be omitted from our scope in the year of acquisition.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2016.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2016. Their report is included herein.

/s/ Michael F. Hilton	/s/ Gregory A. Thaxton
President and	Senior Vice President, Chief Financial Officer
Chief Executive Officer	December 15, 2016
December 15, 2016

Nordson Corporation 68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LinkTech Quick Couplings, Inc. which is included in the 2016 consolidated financial statements of Nordson Corporation and constituted less than two percent of total assets as of October 31, 2016. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of LinkTech Quick Couplings, Inc.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016 of Nordson Corporation and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Cleveland, Ohio
December 15, 2016

Nordson Corporation 69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Cleveland, Ohio
December 15, 2016

Nordson Corporation 70

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (senior vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2016. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2016 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)

Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Nordson Corporation 71

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors Whose Terms Expire in 2020” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors Whose Terms Expire in 2020” of our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Executive Officers of the Company.”

We have adopted a code of ethics for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on our Web site at http://www.nordson.com/en/our-company/corporate-governance. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2016,” “Option Exercises and Stock Vested Tables,” “Pension Benefits Table,” “Nonqualified Deferred Compensation” and “Potential Benefits Upon Termination” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,881	$58.41	5,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,881	$58.41	5,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst & Young LLP” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Nordson Corporation 72

PART IV

Item 15.  Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ended October 31, 2016

Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2016

Consolidated Balance Sheets as of October 31, 2016 and October 31, 2015

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2016

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ending October 31, 2016.

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

Nordson Corporation 73

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 15, 2016	By:	/s/ Gregory A. Thaxton
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer

Nordson Corporation 74

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

Signatures	Title	Date

/s/ Michael F. Hilton	Director, President and Chief Executive Officer (Principal Executive Officer)	December 15, 2016
Michael F. Hilton

/s/ Gregory A. Thaxton	Senior Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 15, 2016
Gregory A. Thaxton

/s/ Joseph P. Keithley	Chairman of the Board	December 15, 2016
Joseph P. Keithley

/s/ Lee C. Banks	Director	December 15, 2016
Lee C. Banks

/s/ Randolph W. Carson	Director	December 15, 2016
Randolph W. Carson

/s/ Arthur L. George, Jr.	Director	December 15, 2016
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 15, 2016
Frank M. Jaehnert

/s/ Michael J. Merriman, Jr.	Director	December 15, 2016
Michael J. Merriman, Jr.

/s/ Mary G. Puma	Director	December 15, 2016
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 15, 2016
Victor L. Richey, Jr.

Nordson Corporation 75

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at	Assumed				Balance
	Beginning	from	Charged to		Currency	at End
	of Year	Acquisitions	Expense	Deductions	Effects	of Year
Allowance for Doubtful Accounts
2014	$4,265	121	867	551	(215)	$4,487
2015	$4,487	178	1,014	773	(404)	$4,502
2016	$4,502	10	1,867	945	101	$5,535
Inventory Obsolescence and Other Reserves
2014	$26,579	1,045	6,706	6,361	(1,225)	$26,744
2015	$26,744	333	9,154	6,741	(1,260)	$28,230
2016	$28,230	35	6,684	6,096	471	$29,324

Nordson Corporation 76

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-b	1998 Amended Regulations
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-b	Amended and Restated Note Purchase and Private Shelf Agreement for $200 million between Nordson Corporation and New York Life Investment Management LLC dated as of September 30, 2016
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

Second Amended and Restated Credit Agreement dated February 20, 2015 between Nordson Corporation and various financial institutions (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated February 26, 2015)

4-i

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
10-b-2

Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-b-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-b-3

First amendment to the Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016).

Nordson Corporation 77

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
10-c

Resolution of Board of Directors Authorizing Execution of Indemnification Agreements (incorporated herein by reference to Exhibit 10-c to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-c-1	Form of Indemnity Agreement between the Registrant and Directors, effective November 1, 2016*
10-c-2	Form of Indemnity Agreement between the Registrant and Executive Officers, effective November 1, 2016*
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
10-g-3

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award – Key Employees (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-4

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award – Executive Officers (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-4 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-5

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g -5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-6

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-h

Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)

10-h-1

Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-i	Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation*

Nordson Corporation 78

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
10-j	Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation*
10-m	Employment Agreement between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-m to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2015)*
10-n

Employment Agreement (Change in Control Retention Agreement) between Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-n to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2015)*

10-o	Supplemental Retirement Agreement between the Registrant and Michael F. Hilton*
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

Nordson Corporation 79

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
101

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2016, 2015 and 2014 (iii) the Consolidated Balance Sheets at October 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.

Nordson Corporation 80