Form 10-K/A
period 2016-10-31
NORDSON CORP
filed 2016-12-15
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

There were 57,348,873 Common Shares outstanding as of November 30, 2016.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2017 Annual Meeting - Part III

Explanatory Note

Nordson Corporation (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended October 31, 2016, which was filed with the Securities and Exchange Commission on December 15, 2016 (the “Original Filing”) solely to include the updated Exhibit 21, Subsidiaries of the Registrant.

No other changes have been made to the Original Filing. The consolidated financial statements and notes to the consolidated financial statements are not being reissued and remain the same as those filed in the Original Filing. This Amendment reflects information as of the filing date of the Original Filing, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Filing, except as specifically noted above. This Amendment also includes currently dated certifications from our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8 of the Registrant’s Form 10-K for the Year Ended October 31, 2016

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

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2016

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves is included in the Registrant’s Form 10-K for each of the three years in the period ending October 31, 2016.

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
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2011)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-b

Amended and Restated Note Purchase and Private Shelf Agreement for $200 million between Nordson Corporation and New York Life Investment Management LLC dated as of September 30, 2016 (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

4-c

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

(10)	Material Contracts
10-b-1	Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10-b-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*
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

Form of Indemnity Agreement between the Registrant and Directors, effective November 1, 2016 (incorporated herein by reference to Exhibit 10-c-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

10-c-2

Form of Indemnity Agreement between the Registrant and Executive Officers, effective November 1, 2016 (incorporated herein by reference to Exhibit 10-c-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

10-d-1

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

10-e-2	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*
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

Compensation Committee Rules of the Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-i to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
10-j

Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

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

Supplemental Retirement Agreement between the Registrant and Michael F. Hilton (incorporated herein by reference to Exhibit 10-o to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

10-p

Stock Purchase Agreement by and among VP Acquisition Holdings, Inc., the Stockholders of VP Acquisition Holdings, Inc., the Optionholders of VP Acquisition Holdings, Inc., American Capital, Ltd., as Securityholder Representative, and Nordson Corporation dated as of July 15, 2011 (incorporated herein by reference to Exhibit 10-p to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

10-q

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

(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-a	Form S-8 Undertakings (Nos. 33-18309 and 33-33481) (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
101

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2016, 2015 and 2014 (iii) the Consolidated Balance Sheets at October 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements (incorporated herein by reference to Exhibit 101 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016).

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.