Form 10-Q
period 2017-01-31
NORDSON CORP
filed 2017-03-06
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of January 31, 2017:  57,545,291

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
	January 31, 2017	January 31, 2016
(In thousands, except for per share data)
Sales	$407,470	$372,220
Operating costs and expenses:
Cost of sales	182,332	175,313
Selling and administrative expenses	149,220	144,929
	331,552	320,242
Operating profit	75,918	51,978
Other income (expense):
Interest expense	(5,641)	(5,844)
Interest and investment income	273	138
Other - net	(157)	802
	(5,525)	(4,904)
Income before income taxes	70,393	47,074
Income taxes	20,405	5,913
Net income	$49,988	$41,161
Average common shares	57,349	56,997
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	674	308
Average common shares and common share equivalents	58,023	57,305
Basic earnings per share	$0.87	$0.72
Diluted earnings per share	$0.86	$0.72
Dividends declared per share	$0.27	$0.24

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	January 31, 2017	January 31, 2016
(In thousands)
Net income	$49,988	$41,161
Components of other comprehensive income (loss):
Translation adjustments	(5,751)	(11,581)
Amortization of prior service cost and net actuarial losses, net of tax	1,691	1,631
Total other comprehensive income (loss)	(4,060)	(9,950)
Total comprehensive income	$45,928	$31,211

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2017	October 31, 2016
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$87,658	$67,239
Receivables - net	358,365	428,560
Inventories - net	241,264	220,361
Prepaid expenses	32,665	29,415
Total current assets	719,952	745,575
Property, plant and equipment - net	269,753	273,129
Goodwill	1,111,573	1,107,137
Intangible assets - net	256,846	260,302
Deferred income taxes	8,579	10,681
Other assets	26,319	23,759
Total assets	$2,393,022	$2,420,583
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$4,046	$2,141
Accounts payable	73,960	75,130
Income taxes payable	22,339	22,762
Accrued liabilities	117,404	162,798
Customer advanced payments	29,902	26,175
Current maturities of long-term debt	38,083	38,093
Current obligations under capital leases	4,482	4,444
Total current liabilities	290,216	331,543
Long-term debt	912,403	942,771
Deferred income taxes	61,499	61,836
Pension obligations	130,841	130,376
Postretirement obligations	70,607	70,397
Other long-term liabilities	33,612	32,057
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	388,375	376,625
Retained earnings	1,967,149	1,932,635
Accumulated other comprehensive loss	(172,307)	(168,247)
Common shares in treasury, at cost	(1,301,626)	(1,301,663)
Total shareholders' equity	893,844	851,603
Total liabilities and shareholders' equity	$2,393,022	$2,420,583

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Three months ended	January 31, 2017	January 31, 2016
(In thousands)
Cash flows from operating activities:
Net income	$49,988	$41,161
Depreciation and amortization	18,497	17,210
Non-cash stock compensation	3,476	4,847
Deferred income taxes	813	(1,656)
Other non-cash expense	1,603	980
(Gain) loss on sale of property, plant and equipment	(185)	21
Tax benefit from the exercise of stock options	(3,144)	(198)
Changes in operating assets and liabilities	6,959	(13,828)
Net cash provided by operating activities	78,007	48,537
Cash flows from investing activities:
Additions to property, plant and equipment	(10,079)	(11,093)
Proceeds from sale of property, plant and equipment	3,500	87
Equity investments	(2,598)	—
Acquisition of business, net of cash acquired	(14,000)	—
Net cash used in investing activities	(23,177)	(11,006)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,463	8,022
Repayment of short-term borrowings	(2,492)	(3)
Proceeds from long-term debt	15,028	24,802
Repayment of long-term debt	(43,642)	(11,401)
Repayment of capital lease obligations	(1,436)	(1,416)
Issuance of common shares	8,246	900
Purchase of treasury shares	(3,080)	(33,408)
Tax benefit from the exercise of stock options	3,144	198
Dividends paid	(15,475)	(13,654)
Net cash used in financing activities	(35,244)	(25,960)

Effect of exchange rate changes on cash	833	(1,103)
Increase in cash and cash equivalents	20,419	10,468
Cash and cash equivalents:
Beginning of year	67,239	50,268
End of quarter	$87,658	$60,736

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2017

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2017 and 2016 were not material.

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the calculation of diluted earnings per share for the three months ended January 31, 2017. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2016 were 1,040.

Nordson Corporation

2.	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently reviewing the guidance as compared to our current accounting policies and assessing the impact this standard, along with the subsequent updates and clarifications, will have on our consolidated financial statements and disclosures.  During 2017, we plan to assess the impact the new standard may have on our customer contracts and consider our method of adoption.

In April 2015, the FASB issued a new standard regarding the presentation of debt issuance costs.  Under this standard, a company is required to present unamortized debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a separate asset. The recognition and measurement guidance for debt issuance costs are not affected by this new standard.  In August 2015, the FASB issued an amendment to this standard, which added clarification to the presentation of debt issuance costs.  This amendment allows debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this standard during the first quarter of 2017, and applied this standard retrospectively to 2016. The new guidance only impacted presentation on our consolidated balance sheet and did not materially affect our results of operations or other financial statement disclosures. The following financial statement line items at October 31, 2016 were affected by the adoption of this new standard.

	As originally reported	New presentation	Effect of change

Assets:
Other assets	$25,541	$23,759	$1,782
Liabilities:
Long-term debt	944,553	942,771	1,782

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

In October 2016, the FASB issued a new standard which requires companies to recognize in the income statement the income tax effects of intercompany sales or transfer of assets, other than inventory, as income tax expense (or benefit) in the period the sale or transfer occurs. It will be effective for us beginning in 2019; however, early adoption is permitted. We early adopted this guidance in the first quarter of 2017, and it did not have a material impact on our consolidated financial statements.

Nordson Corporation

3.	Severance and restructuring costs

During the fourth quarter of 2016, we implemented an initiative within our Adhesive Dispensing Systems segment to consolidate certain polymer processing product line facilities in the U.S.  This initiative is designed to improve customer experience, accelerate growth, optimize performance and realize synergies for sustained long term success. Costs of $227 were recognized during the three months ended January 31, 2017 relating to this initiative. Payments of $114 related to these actions were paid during the three months ended January 31, 2017. Total costs for this action to-date have been $5,792, which consisted primarily of severance costs.  Additional costs related to this initiative are not expected to be material in future periods. Cash payments related to this initiative are expected to be paid during 2017 and 2018.

The following table summarizes severance and restructuring activity during the three months ended January 31, 2017 related to this action:

	Employee	Other
	severance	one-time
	charges	costs	Total
Accrual Balance at October 31, 2016	$4,576	$104	$4,680
Charged to expense	(180)	407	227
Cash payments	—	(114)	(114)
Non cash utilization	—	(181)	(181)
Accrual Balance at January 31, 2017	$4,396	$216	$4,612

During the second half of 2015, we implemented initiatives across each of our segments to optimize operations and to enhance operational efficiency and customer service. No costs were recognized during the three months ended January 31, 2017 related to these initiatives. Costs of $1,017 were recognized during the three months ended January 31, 2016 related to these initiatives, which consisted primarily of severance costs.

Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in costs of $480 during the three months ended January 31, 2016. Payments of $49 related to these actions were paid during the three months ended January 31, 2017.

Within the Advanced Technology Systems segment, a restructuring initiative to enhance operational efficiency and customer service resulted in costs of $510 during the three months ended January 31, 2016. Payments of $173 related to these actions were paid during the three months ended January 31, 2017.

Within the Industrial Coating Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $27 during the three months ended January 31, 2016. Payments of $236 related to these actions were paid during the three months ended January 31, 2017.

Total costs for these actions to-date have been $16,621, which include $12,592 of severance costs, $759 of fixed asset impairment charges, $1,383 of lease termination costs and $1,887 of other one-time restructuring costs.

The following table summarizes severance and restructuring activity during the three months ended January 31, 2017 related to actions initiated in 2015:

	Employee	Lease	Other
	severance	termination	one-time
	charges	charges	costs	Total
Accrual Balance at October 31, 2016	$1,136	$143	$497	$1,776
Cash payments	(301)	(143)	(14)	(458)
Accrual Balance at January 31, 2017	$835	$-	$483	$1,318

Additional costs related to these initiatives are not expected to be material in future periods. The remainder of the cash payments related to these initiatives are expected to be paid during 2017. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

4.	Acquisitions

On January 3, 2017, we purchased certain assets of ACE Production Technologies, Inc. (“ACE”), a Spokane, Washington based designer and manufacturer of selective soldering systems used in a variety of automotive and industrial electronics assembly applications. We acquired the assets for an aggregate purchase price of $14,000.  Based on the fair value of the assets acquired

Nordson Corporation

and the liabilities assumed, goodwill of $6,622 and identifiable intangible assets of $5,010 were recorded. The identifiable intangible assets consist primarily of $2,800 of customer relationships (amortized over 7 years), $1,000 of tradenames (amortized over 11 years), $1,100 of technology (amortized over 7 years) and $110 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2017, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes, intangible assets and certain reserves.

On September 1, 2016, we purchased 100 percent of the outstanding shares of LinkTech Quick Couplings, Inc. (“LinkTech”), a Ventura California designed, manufacturer and distributor of highly engineered precision couplings and fittings. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2017, no material measurement period adjustments were recorded, and the purchase price allocations remain preliminary as we complete our assessments of income taxes.

5.	Inventories

At January 31, 2017 and October 31, 2016, inventories consisted of the following:

	January 31, 2017	October 31, 2016
Raw materials and component parts	$93,521	$85,802
Work-in-process	41,240	36,681
Finished goods	142,070	134,602
	276,831	257,085
Obsolescence and other reserves	(29,519)	(29,324)
LIFO reserve	(6,048)	(7,400)
	$241,264	$220,361

6.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2017 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2016	$385,733	$697,346	$24,058	$1,107,137
Acquisitions	—	6,622	—	6,622
Currency effect	(1,800)	(386)	—	(2,186)
Balance at January 31, 2017	$383,933	$703,582	$24,058	$1,111,573

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2017 and October 31, 2016.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$209,609	$75,833	$133,776
Patent/technology costs	98,690	39,760	58,930
Trade name	86,186	23,493	62,693
Non-compete agreements	9,917	8,475	1,442
Other	1,384	1,379	5
Total	$405,786	$148,940	$256,846

	October 31, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$207,493	$71,608	$135,885
Patent/technology costs	97,640	37,873	59,767
Trade name	85,271	22,140	63,131
Non-compete agreements	9,855	8,347	1,508
Other	1,400	1,389	11
Total	$401,659	$141,357	$260,302

Amortization expense for the three months ended January 31, 2017 and 2016 was $7,630 and $7,334, respectively.

7.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2017 and January 31, 2016 were:

	U.S.		International
Three Months Ended	2017	2016	2017	2016
Service cost	$3,058	$2,761	$534	$701
Interest cost	3,211	3,934	348	613
Expected return on plan assets	(5,177)	(4,919)	(285)	(387)
Amortization of prior service cost (credit)	12	19	(70)	(22)
Amortization of net actuarial loss	2,327	1,926	599	465
Total benefit cost	$3,431	$3,721	$1,126	$1,370

The components of other postretirement benefit cost for the three months ended January 31, 2017 and January 31, 2016 were:

	U.S.		International
Three Months Ended	2017	2016	2017	2016
Service cost	$221	$248	$5	$4
Interest cost	587	765	5	6
Amortization of prior service credit	(41)	(66)	—	—
Amortization of net actuarial (gain) loss	229	212	(4)	(6)
Total benefit cost	$996	$1,159	$6	$4

8.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three months ended January 31, 2017 and January 31, 2016 were 29.0% and 12.6%, respectively.

Nordson Corporation

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

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2016	$(51,120)	$(117,127)	$(168,247)
Pension and postretirement plan changes, net of tax of $(990)	—	1,691	1,691
Currency translation losses	(5,751)	—	(5,751)
Balance at January 31, 2017	$(56,871)	$(115,436)	$(172,307)

10.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,322 and $2,156 in the three months ended January 31, 2017 and 2016, respectively.

The following table summarizes activity related to stock options for the three months ended January 31, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2016	1,881	$58.41
Granted	381	$107.66
Exercised	(187)	$44.95
Forfeited or expired	(11)	$80.74
Outstanding at January 31, 2017	2,064	$68.61	$92,706	7.0 years
Vested or expected to vest at January 31, 2017	2,029	$68.17	$92,049	6.9 years
Exercisable at January 31, 2017	1,126	$53.19	$67,960	5.4 years

As of January 31, 2017, there was $13,630 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

Nordson Corporation

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2017	January 31, 2016
Expected volatility	29.0%-29.2%	29.1%-30.4%
Expected dividend yield	1.17%	1.54%
Risk-free interest rate	1.89%-2.01%	1.78%-1.90%
Expected life of the option (in years)	5.4-6.2	5.4-6.2

The weighted-average expected volatility used to value the 2017 and 2016 options was 29.1%, and 29.6%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2017 and 2016 was $28.86 and $18.23, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2017 and 2016 was $12,450 and $968, respectively.

Cash received from the exercise of stock options for the three months ended January 31, 2017 and 2016 was $8,246 and $900, respectively.  The tax benefit realized from tax deductions from exercises for the three months ended January 31, 2017 and 2016 was $3,144 and $198, respectively.

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

The following table summarizes activity related to restricted shares during the three months ended January 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2016	60	$73.56
Granted	22	$107.76
Forfeited	(2)	$71.55
Vested	(23)	$73.44
Restricted shares at January 31, 2017	57	$87.12

As of January 31, 2017, there was $3,869 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.2 years.  The amount charged to expense related to restricted shares during the three months ended January 31, 2017 and 2016 was $578 and $506, respectively. These amounts included common share dividends for the three months ended January 31, 2017 and 2016 of $16 and $15, respectively.

Nordson Corporation

The following table summarizes activity related to restricted share units during the three months ended January 31, 2017:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2016	0	$—
Granted	10	$97.43
Restricted share units at January 31, 2017	10	$97.43

As of January 31, 2017, there was $750 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years.  The amount charged to expense related to restricted share units during the three months ended January 31, 2017 and 2016 was $253 and $243, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2016	99	$41.72
Dividend equivalents	1	$113.42
Distributions	(3)	$26.78
Outstanding at January 31, 2017	97	$42.31

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2017 and 2016 was $26 and $39, respectively.

Performance Share Incentive Awards

Executive officers and selected other key employees are eligible to receive common share-based incentive awards. Payouts, in the form of unrestricted common shares, vary based on the degree to which corporate financial performance exceeds predetermined threshold, target and maximum performance goals over three-year performance periods.  No payout will occur unless threshold performance is achieved.

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $103.75 and $104.49 for 2017, $67.69 per share for 2016 and $76.48 per share for 2015.  During the three months ended January 31, 2017 and January 31, 2016, $252 and $1,869 was charged to expense, respectively.  The cumulative amount recorded in shareholders’ equity at January 31, 2017 was $5,674.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and, for executive officers, up to 90% of their performance share-based incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended January 31, 2017 and 2016 was $61 and $49, respectively.

11.	Warranties

We offer warranties to our customers depending on the specific product and terms of the customer purchase agreement.  A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use.  We record an estimate for future warranty-related costs based on actual historical

Nordson Corporation

return rates.  Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary.  The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2017 and 2016:

	January 31, 2017	January 31, 2016
Beginning balance at October 31	$11,770	$10,537
Accruals for warranties	2,764	2,547
Warranty payments	(2,514)	(2,357)
Currency effect	(70)	(51)
Ending balance	$11,950	$10,676

12.	Operating segments

We conduct business across three primary business segments:  Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems.  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.  The accounting policies of the segments are the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2016.

The following table presents information about our segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended
January 31, 2017
Net external sales	$207,837		$145,360		$54,273		$—	$407,470
Operating profit (loss)	53,056	(a)	26,363		7,085		(10,586)	75,918
Three months ended
January 31, 2016
Net external sales	$203,439		$117,860		$50,921		$—	$372,220
Operating profit (loss)	50,360	(a)	7,973	(b)	4,178	(c)	(10,533)	51,978

(a)	Includes $227 and $480 of severance and restructuring costs in the three months ended January 31, 2017, and January 31, 2016, respectively.
(b)	Includes $510 of severance and restructuring costs in the three months ended January 31, 2016.
(c)	Includes $27 of severance and restructuring costs in the three months ended January 31, 2016.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended
	January 31, 2017	January 31, 2016
Total profit for reportable segments	$75,918	$51,978
Interest expense	(5,641)	(5,844)
Interest and investment income	273	138
Other-net	(157)	802
Income before income taxes	$70,393	$47,074

Nordson Corporation

We have significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2017	January 31, 2016
United States	$125,521	$117,391
Americas	30,042	26,707
Europe	119,159	119,718
Japan	24,177	19,503
Asia Pacific	108,571	88,901
Total net external sales	$407,470	$372,220

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	1,373	—	1,373	—
Total assets at fair value	$1,373	$—	$1,373	$—
Liabilities:
Deferred compensation plans (b)	$11,151	$—	$11,151	$—
Foreign currency forward contracts (a)	1,626	—	1,626	—
Total liabilities at fair value	$12,777	$—	$12,777	$—

(a)

We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.  Foreign currency forward contracts are valued using market exchange rates.  Foreign currency forward contracts are not designated as hedges. Gains on foreign currency forward contracts are classified in Receivables-net and losses on foreign currency forward contracts are classified in Accrued liabilities on the Consolidated Balance Sheets.

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended January 31, 2017, we recognized losses of $213 on foreign currency forward contracts and gains of $203 from the change in fair value of balance sheet positions.  For the three months ended January 31, 2016, we recognized gains of $1,427 on foreign currency forward contracts and losses of $388 from the change in fair value of balance sheet positions.

Nordson Corporation

The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2017:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$127,476	$128,608	$46,433	$46,911
British pound	34,612	35,266	38,391	38,779
Japanese yen	22,762	22,865	16,351	16,266
Australian dollar	376	379	7,519	7,679
Hong Kong dollar	—	—	82,435	82,321
Singapore dollar	1,155	1,159	11,497	11,580
Others	4,268	4,327	36,101	36,934
Total	$190,649	$192,604	$238,727	$240,470

The carrying amounts and fair values of financial instruments at January 31, 2017, other than receivables and accounts payable, are shown in the table below.  The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$87,658	$87,658
Notes payable	4,046	4,046
Long-term debt, including current maturities	950,486	951,966
Foreign currency forward contracts (net)	(253)	(253)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2017 and October 31, 2016, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516.  The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

16.	Subsequent events

On February 20, 2017, we entered into a definitive agreement to acquire Vention Medical’s Advanced Technologies (“Vention AT”) business for approximately $705,000 in an all cash transaction. Headquartered in Salem, New Hampshire, Vention AT is a leading designer, developer and manufacturer of minimally invasive interventional delivery devices, catheters and advanced

Nordson Corporation

components for the global medical technology market. The transaction is expected to close during our second quarter of 2017 and will be funded through cash, borrowings on our credit facility and a new term loan facility that will only be executed if the transaction closes. Vention AT will be reported in our Advanced Technology Systems segment.

On February 16, 2017, we purchased 100 percent of the outstanding shares of InterSelect GmbH (“InterSelect”), a German designer and manufacturer of selective soldering systems used in a variety of automotive, aerospace and industrial electronics assembly applications. InterSelect will be reported in our Advanced Technology Systems segment. This transaction is not expected to have a material impact on our consolidated financial statements and was funded with existing cash on hand.

On February 1, 2017, we purchased 100 percent of the outstanding shares of Plas-Pak Industries, Inc. (“Plas-Pak”), a Norwich, Connecticut designer and manufacturer of injection molded, single-use plastic dispensing products. Plas-Pak’s broad product offering includes two-component (2K) cartridges for industrial and commercial do-it-yourself adhesives, dial-a-dose calibrated syringes for veterinary and animal health applications, and specialty syringes for pesticide, dental and other markets. Plas-Pak will be reported in our Advanced Technology Systems segment. This transaction is not expected to have a material impact on our consolidated financial statements and was funded under our existing revolving credit facility.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, and other fluids; to test and inspect for quality; and to treat and cure surfaces.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 6,100 employees and direct operations in more than 35 countries.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2016. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2016.

Results of Operations

Sales

Sales – Worldwide sales for the three months ended January 31, 2017 were $407,470, an increase of 9.5% from sales of $372,220 for the comparable period of 2016. Sales volume increased 10.7%, consisting of 10.2% organic growth and 0.5% from the first year effect of the LinkTech and ACE acquisitions. Unfavorable currency translation effects reduced sales by 1.2%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2017 were $207,837 compared to $203,439 in the comparable period of 2016, an increase of $4,398, or 2.2%. The increase was the net result of a sales volume increase of 2.9% partially offset by unfavorable currency effects that reduced sales by 0.7%. Within this segment, sales volume increased in all geographic regions except for the United States and Europe, and was particularly strong in Asia Pacific. Growth in the product lines serving general product assembly and rigid packaging was offset by softness in product lines serving polymer processing end markets.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2017 were $145,360 compared to $117,860 in the comparable period of 2016, an increase of $27,500 or 23.3%. The increase was the net result of a sales volume increase of 25.0% partially offset by unfavorable currency effects that reduced sales by 1.7%. The sales volume increase consisted of 23.5% from organic volume and 1.5% from the first-year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions, and was most pronounced in Japan and Asia Pacific. Growth was driven by increased demand for test and inspection and automated dispensing solutions serving electronics end markets, as well continued strength in fluid management product lines serving medical and industrial end markets.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2017 were $54,273 compared to $50,921 in the comparable period of 2016, an increase of $3,352 or 6.6%. The increase was the net result of a sales volume increase of 8.4% partially offset by unfavorable currency effects that reduced sales by 1.8%. Within this segment, sales volume increased in all geographic regions except for Asia Pacific. Growth in cold material and powder coating product lines serving automotive end markets, as well as UV curing product lines, was offset by softness in the container product line serving industrial end markets.

Nordson Corporation

Sales outside the United States accounted for 69.2% of our sales in the three months ended January 31, 2017 compared to 68.5% for the three months ended January 31, 2016. On a geographic basis, sales in the United States were $125,521, an increase of 6.9% from 2016. The increase in sales volume consisted of 5.8% from organic volume and 1.1% from acquisitions. In the Americas region, sales were $30,042, an increase of 12.5% from 2016, with volume increasing 15.9% offset by unfavorable currency effects of 3.4%. The increase in sales volume consisted of 15.8% from organic volume and 0.1% from acquisitions. Sales in Europe were $119,159, a decrease of 0.5% from 2016, with volume increasing 1.9% offset by unfavorable currency effects of 2.4%. The increase in sales volume consisted of 1.6% from organic volume and 0.3% from acquisitions. Sales in Japan were $24,177, an increase of 24.0% from 2016, with organic volume increasing 16.3% and favorable currency effects of 7.7%. Sales in the Asia Pacific region were $108,571, an increase of 22.1% from the prior year, with volume increasing 24.4% partially offset by unfavorable currency effects of 2.3%. The increase in sales volume consisted of 24.2% from organic growth and 0.2% from acquisitions.

It is estimated that the effect of pricing on total revenue was not material relative to 2016.

Operating profit – Cost of sales for the three months ended January 31, 2017 were $182,332, up from $175,313 in the comparable period of 2016. Gross profit, expressed as a percentage of sales, increased to 55.3% for this same period from 52.9% in 2016. Contributing to the 2.4 percentage point improvement in gross margin was favorable product mix and volume leverage on higher sales in our Adhesive Dispensing Systems and Advanced Technology Systems segments.

Selling and administrative expenses for the three months ended January 31, 2017 were $149,220, compared to $144,929 for the comparable period in 2016. The 3.0% increase includes 4.6% primarily in support of higher sales growth, offset by 1.0% due to currency translation effects and 0.6% due to lower severance and restructuring costs in the current period.

Selling and administrative expenses as a percentage of sales decreased to 36.6% for the three months ended January 31, 2017 compared to 38.9% for the comparable period of 2016. Of the 2.3 percentage point improvement, 2.1% is primarily due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, and 0.2% is primarily due to lower severance and restructuring expenses in the current period.

During the three months ended January 31, 2017, we recognized severance and restructuring costs of $227. These costs were all recognized within our Adhesives Dispensing Systems segment, and are associated with restructuring initiatives to consolidate certain polymer processing product line facilities in the U.S. Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro and Chinese Yuan during 2017 as compared to 2016.

Operating profit as a percentage of sales increased to 18.6% for the three months ended January 31, 2017 compared to 14.0% for the comparable period of 2016. Of the 4.6 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.0 percentage points, favorable product mix added 2.4 percentage points primarily related to higher sales growth in our Adhesives Dispensing Systems and Advanced Technology Systems segments, which have higher margins relative to our Industrial Coating Systems segment, and lower severance and restructuring expenses contributed 0.2 percentage points improvement.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 25.5% for the three months ended January 31, 2017 compared to 24.8% for the comparable period of 2016. Of the 0.7 percentage point improvement in operating margin, favorable product mix added 1.0 percentage points due to increased sales to consumer non-durable, disposable hygiene, general product assembly and rigid packaging end markets, and lower severance and restructuring expense added 0.1 percentage points. The 0.4 percentage point offset is primarily due to unfavorable currency translation effects.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 18.1% for the three months ended in January 31, 2017 compared to 6.8% for the comparable period of 2016. Of the 11.3 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 5.4 percentage points, favorable product mix added 5.1 percentage points, lower short-term purchase price accounting charges for acquired inventory contributed 1.1 percentage points and lower severance and restructuring expenses contributed 0.4 percentage points. The 0.7 percentage point offset is primarily due to unfavorable currency translation effects.

Nordson Corporation

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 13.1% for the three months ended January 31, 2017 compared to 8.2% in 2016. Of the 4.9 percentage point improvement in operating margin, favorable product mix added 1.6 percentage points, primarily related to sales of engineered systems for which margins vary depending on the type of customer application, and favorable leverage of our selling and administrative expenses contributed 4.2 percentage points. The 0.9 percentage point offset was primarily due to severance and restructuring expenses and unfavorable currency translation effects.

Interest and other income (expense) - Interest expense for the three months ended January 31, 2017 was $5,641, down from $5,844 for the comparable period of 2016. The decrease was due to lower average borrowing levels between periods. Other expense was $157 for the three months ended January 31, 2017, compared to other income of $802 for the comparable period of 2016. Included in the prior year’s other income were foreign currency gains of $1,039.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2017 is 29.0% compared to 12.6% for the three months ended January 31, 2016.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for the three months ended January 31, 2016 includes a discrete tax benefit of $2,025 primarily related to 2015. The tax rate for the three months ended January 31, 2016 also includes a discrete tax benefit of $6,184 related to dividends paid from foreign earnings generated prior to 2015.

Net income – Net income for the three months ended January 31, 2017 was $49,988, or $0.86 per diluted share, compared to $41,161, or $0.72 per diluted share, in the same period of 2016. This represents a 21.4% increase in net income and a 19.4% increase in diluted earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for 2017 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2016.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended January 31, 2017 were translated at exchange rates in effect during the same period of 2016, sales would have been approximately $4,375 higher while third-party costs and expenses would have been approximately $1,745 higher.

Financial Condition

Liquidity and Capital Resources

During the three months ended January 31, 2017, cash and cash equivalents increased $20,419.  Cash provided by operations during this period was $78,007, compared to $48,537 for the three months ended January 31, 2016.  Cash of $74,192 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $62,563 for the same three-month period of the prior year.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options provided $3,815 of cash in the three months ended January 31, 2017, compared to $14,026 in the comparable period of 2016.

Cash used by investing activities was $23,177 for the three months ended January 31, 2017, compared to $11,006 in the comparable period of the prior year.  In the current year, cash of $14,000 was used for the ACE acquisition and $2,598 was used for equity investments, partially offset by cash received of $3,500 which was primarily due to the sale of a building in the U.S. Capital expenditures in the three months ended January 31, 2017 were $10,079, compared to $11,093 in the comparable period of 2016.

Nordson Corporation

Cash used in financing activities was $35,244 for the three months ended January 31, 2017, compared to $25,960 in the comparable period of the prior year.  Net repayments of long-term debt and short-term borrowings used $26,643. Cash of $3,080 was used for the purchase of treasury shares tendered for taxes related to vesting of restricted stock and cash of $15,475 was used for dividend payments. Issuance of common shares related to employee benefit plans generated $8,246 compared to $900 in the comparable period of 2016.

The following is a summary of significant changes in balance sheet captions from October 31, 2016 to January 31, 2017.  Receivables decreased $70,195 due to higher collections. Inventories increased $20,903 due to expected order activity in the second quarter. The decrease of $45,394 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter.  The $30,368 decrease in long-term debt was primarily due to repayments on our Bank of America Merrill Lynch International Limited loan.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at January 31, 2017. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At January 31, 2017, $245,033 was outstanding under this facility, compared to $244,680 outstanding at October 31, 2016. The weighted average interest rate for borrowings under this agreement was 1.62% at January 31, 2017. We were in compliance with all debt covenants at January 31, 2017, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At January 31, 2017 and October 31, 2016, $157,222 was outstanding under this facility. Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21% and 2.56% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at January 31, 2017, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%.  We were in compliance with all covenants at January 31, 2017.

In April 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in April 2018 and has an interest rate spread of 0.875% over LIBOR and $100,000 is due in April 2020 and has an interest rate spread of 0.925% over LIBOR. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at January 31, 2017.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2017.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the EUR LIBOR rate plus applicable margin based on our leverage ratio.  At January 31, 2017, the balance outstanding was €45,000 ($48,591) and the interest rate was 0.875% over EUR LIBOR.  At October 31, 2016, the balance outstanding was €72,300 ($79,389). Proceeds from this loan were used to pay down our revolving credit facility. We were in compliance with all covenants at January 31, 2017.

Nordson Corporation

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

Outlook

For the balance of the year, we expect continued improvement in volume growth based on recent solid order activity and we remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  We are moving forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations, available borrowing capacity, and future ability for raising capital will enable us to make other opportunistic investments in our own common shares and strategic business combinations.

For the second quarter of 2017, sales are expected to be in the range of up 3% to 7% as compared to the second quarter a year ago.  This outlook is inclusive of organic volume growth of 3% to 7% and 2% growth from the first year effect of acquisitions, offset by 2% unfavorable currency translation effects based on the current exchange rate environment.  Diluted earnings per share are expected to be in the range of $1.21 to $1.33, which excludes the Vention AT acquisition, as it has not yet closed.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our Form 10-K for the year ended October 31, 2016.  The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2017.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2017 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Nordson Corporation

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2017 and October 31, 2016, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2016.  The information disclosed has not changed materially in 2017.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2017:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs (2)	or Programs (2)
November 1, 2016 to November 30, 2016	8	109.65	—	$118,971
December 1, 2016 to December 31, 2016	1	112.85	—	$118,971
January 1, 2017 to January 31, 2017	—	—	—	$118,971
Total	9		—

(1)	Includes shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at January 31, 2017. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1

Form of Indemnity Agreement between the Registrant and Directors, effective November 1, 2016 (incorporated herein by reference to Exhibit 10-c-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)**

10.2

Form of Indemnity Agreement between the Registrant and Executive Officers, effective November 1, 2016 (incorporated herein by reference to Exhibit 10-c-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)**

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.
**	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2017	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)