Form 10-Q
period 2017-04-30
NORDSON CORP
filed 2017-06-09
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of April 30, 2017:  57,635,656

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
(In thousands, except for per share data)
Sales	$496,137	$437,592	$903,607	$809,812
Operating costs and expenses:
Cost of sales	220,625	189,187	402,957	364,500
Selling and administrative expenses	171,981	146,501	321,201	291,430
	392,606	335,688	724,158	655,930
Operating profit	103,531	101,904	179,449	153,882
Other income (expense):
Interest expense	(7,907)	(5,000)	(13,548)	(10,844)
Interest and investment income	272	188	545	326
Other - net	(1,323)	1,727	(1,480)	2,529
	(8,958)	(3,085)	(14,483)	(7,989)
Income before income taxes	94,573	98,819	164,966	145,893
Income taxes	30,050	28,218	50,455	34,131
Net income	$64,523	$70,601	$114,511	$111,762
Average common shares	57,545	56,952	57,445	56,975
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	687	382	681	345
Average common shares and common share equivalents	58,232	57,334	58,126	57,320
Basic earnings per share	$1.12	$1.24	$1.99	$1.96
Diluted earnings per share	$1.11	$1.23	$1.97	$1.95
Dividends declared per share	$0.27	$0.24	$0.54	$0.48

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
(In thousands)
Net income	$64,523	$70,601	$114,511	$111,762
Components of other comprehensive income:
Translation adjustments	5,849	20,315	99	8,733
Amortization of prior service cost and net actuarial losses, net of tax	1,708	1,858	3,398	3,489
Total other comprehensive income	7,557	22,173	3,497	12,222
Total comprehensive income	$72,080	$92,774	$118,008	$123,984

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2017	October 31, 2016
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$88,406	$67,239
Receivables - net	428,733	428,560
Inventories - net	275,806	220,361
Prepaid expenses	35,900	29,415
Total current assets	828,845	745,575
Property, plant and equipment - net	319,973	273,129
Goodwill	1,606,345	1,107,137
Intangible assets - net	568,139	260,302
Deferred income taxes	24,942	10,681
Other assets	31,001	23,759
Total assets	$3,379,245	$2,420,583
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$2,943	$2,141
Accounts payable	85,188	75,130
Income taxes payable	25,818	22,762
Accrued liabilities	164,625	162,798
Customer advanced payments	35,343	26,175
Current maturities of long-term debt	138,083	38,093
Current obligations under capital leases	4,493	4,444
Total current liabilities	456,493	331,543
Long-term debt	1,574,191	942,771
Deferred income taxes	153,260	61,836
Pension obligations	127,884	130,376
Postretirement obligations	71,032	70,397
Other long-term liabilities	34,116	32,057
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	399,143	376,625
Retained earnings	2,016,147	1,932,635
Accumulated other comprehensive loss	(164,750)	(168,247)
Common shares in treasury, at cost	(1,300,524)	(1,301,663)
Total shareholders' equity	962,269	851,603
Total liabilities and shareholders' equity	$3,379,245	$2,420,583

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Six months ended	April 30, 2017	April 30, 2016
(In thousands)
Cash flows from operating activities:
Net income	$114,511	$111,762
Depreciation and amortization	39,412	35,162
Non-cash stock compensation	9,808	9,571
Deferred income taxes	(40)	(2,453)
Other non-cash expense	2,058	1,336
(Gain) loss on sale of property, plant and equipment	(193)	304
Tax benefit from the exercise of stock options	(4,908)	(959)
Changes in operating assets and liabilities	(21,284)	(27,835)
Net cash provided by operating activities	139,364	126,888
Cash flows from investing activities:
Additions to property, plant and equipment	(27,029)	(25,521)
Proceeds from sale of property, plant and equipment	3,598	871
Equity investments	(5,094)	—
Acquisition of businesses, net of cash acquired	(805,218)	—
Net cash used in investing activities	(833,743)	(24,650)
Cash flows from financing activities:
Proceeds from short-term borrowings	5,960	10,492
Repayment of short-term borrowings	(5,092)	(4,285)
Proceeds from long-term debt	817,291	24,802
Repayment of long-term debt	(84,289)	(77,246)
Repayment of capital lease obligations	(2,872)	(2,833)
Issuance of common shares	12,040	2,906
Purchase of treasury shares	(3,098)	(33,421)
Tax benefit from the exercise of stock options	4,908	959
Dividends paid	(30,999)	(27,318)
Net cash provided by (used in) financing activities	713,849	(105,944)

Effect of exchange rate changes on cash	1,697	1,357
Increase (decrease) in cash and cash equivalents	21,167	(2,349)
Cash and cash equivalents:
Beginning of year	67,239	50,268
End of quarter	$88,406	$47,919

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2017

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2016.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  No options were excluded from the calculation of diluted earnings per share for the three and six months ended April 30, 2017.  Options excluded from the calculation of diluted earnings per share for the three and six months ended April 30, 2016 were 542 and 791, respectively.

Nordson Corporation

2.	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. In accordance with this delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We are currently reviewing the guidance as compared to our current accounting policies and assessing the impact this standard, along with the subsequent updates and clarifications, will have on our consolidated financial statements and disclosures.  During 2017, we plan to assess the impact the new standard may have on our customer contracts and consider our method of adoption.

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

In January 2017, the FASB issued a new standard which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. It will be effective for us beginning in 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact this standard will have on our consolidated financial statements.

In March 2017, the FASB issued a new standard which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. Additionally, only the service cost component will be eligible for capitalization in assets. It will be effective for us beginning in 2019. Early adoption is permitted.  We are currently assessing the impact this standard will have on our consolidated financial statements.

3.	Severance and restructuring costs

During the fourth quarter of 2016, we implemented an initiative within our Adhesive Dispensing Systems segment to consolidate certain polymer processing product line facilities in the U.S.  This initiative is designed to improve customer experience, accelerate growth, optimize performance and realize synergies for sustained long term success. During the three and six months ended April 30, 2017, costs of $491 and $718 were recognized relating to this initiative, respectively. Payments of $260 and $374 related to these actions were paid during the three and six months ended April 30, 2017, respectively. Total costs for this action to-date have been $6,283, which consisted primarily of severance costs.  Additional costs related to this initiative are not expected to be material in future periods. Cash payments related to this initiative are expected to be paid during 2017 and 2018.

Nordson Corporation

The following table summarizes severance and restructuring activity during the six months ended April 30, 2017 related to this action:

	Employee	Other
	severance	one-time
	charges	costs	Total
Accrual Balance at October 31, 2016	$4,576	$104	$4,680
Charged to expense	(248)	966	718
Cash payments	(29)	(345)	(374)
Non cash utilization	—	(362)	(362)
Accrual Balance at April 30, 2017	$4,299	$363	$4,662

During the second half of 2015, we implemented initiatives across each of our segments to optimize operations and to enhance operational efficiency and customer service. No costs were recognized during the three and six months ended April 30, 2017 related to these initiatives. Costs of $1,633 and $2,650 were recognized during the three and six months ended April 30, 2016 related to these initiatives, respectively, which consisted primarily of severance costs.

Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in costs of $991 and $1,471 during the three and six months ended April 30, 2016, respectively. Payments of $85 related to these actions were paid during the six months ended April 30, 2017.

Within the Advanced Technology Systems segment, a restructuring initiative to enhance operational efficiency and customer service resulted in costs of $170 and $680 during the three and six months ended April 30, 2016, respectively. Payments of $503 related to these actions were paid during the six months ended April 30, 2017.

Within the Industrial Coating Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $472 and $499 during the three and six months ended April 30, 2016, respectively. Payments of $345 related to these actions were paid during the six months ended April 30, 2017.

Total costs for these actions to-date have been $16,621, which include $12,592 of severance costs, $759 of fixed asset impairment charges, $1,383 of lease termination costs and $1,887 of other one-time restructuring costs.

The following table summarizes severance and restructuring activity during the six months ended April 30, 2017 related to actions initiated in 2015:

	Employee	Lease	Other
	severance	termination	one-time
	charges	charges	costs	Total
Accrual Balance at October 31, 2016	$1,136	$143	$497	$1,776
Cash payments	(450)	(143)	(340)	(933)
Accrual Balance at April 30, 2017	$686	$-	$157	$843

Additional costs related to these initiatives are not expected to be material in future periods. The remainder of the cash payments related to these initiatives are expected to be paid during 2017. Other severance and restructuring costs unrelated to these initiatives are not considered material. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

4.	Acquisitions

On March 31, 2017, we completed the acquisition of Vention Medical’s Advanced Technologies business (“Vention”), a Salem, New Hampshire leading designer, developer and manufacturer of minimally invasive interventional delivery devices, catheters and advanced components for the global medical technology market. This is a highly complementary business that adds significant scale and enhances strategic capabilities of our existing medical platform. We acquired Vention for an aggregate purchase price of $705,000, net of $3,313 of cash and other closing adjustments of $10,141. The acquisition was funded primarily through a new term loan facility, as well as through cash and borrowings on our credit facility.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $465,544 and identifiable intangible assets of $285,000 were recorded. The identifiable intangible assets consist primarily of $250,000 of customer relationships (amortized over 14 years), $2,000 of tradenames (amortized over 6 years), and $33,000 of technology, consisting of $25,000 (amortized over 14 years) and $8,000 (amortized over 10 years).  Goodwill associated with this acquisition is not tax deductible. Goodwill represents the value we expect to achieve through the expansion of our existing medical platform. This acquisition is being reported in our Advanced

Nordson Corporation

Technology Systems segment. As of April 30, 2017, the purchase price allocations are considered preliminary as we have not yet finalized the estimated values of goodwill, intangible assets, income taxes and certain reserves.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Cash	$3,313
Receivables	25,191
Inventories	15,150
Prepaid expenses	3,079
Property, plant and equipment	34,032
Goodwill	465,544
Intangible assets	285,000
Other noncurrent assets	16,849
Total assets acquired	$848,158
Liabilities assumed:
Current liabilities	38,025
Deferred tax liabilities	91,679
Total liabilities assumed	$129,704
Net assets acquired	$718,454

The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Vention’s operations, including $12,904 in sales and net income of $440, are included in our Condensed Consolidated Statements of Income from the date of acquisition. During the second quarter of 2017, we incurred $13,415 of corporate charges related to Vention acquisition transaction costs which have been included within selling and administrative expenses in our Condensed Consolidated Statements of Income.

The following unaudited pro forma financial information for 2017 and 2016 assumes the Vention acquisition occurred as of the beginning of 2016 and are based on our historical financial statements and those of Vention. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of Vention been affected on the date indicated, nor are they necessarily indicative of our future results of operations.

	Six Months Ended
	April 30, 2017	April 30, 2016
Sales	$969,042	$870,397
Net income	113,529	106,219
Diluted earnings per share	1.95	1.85

The most significant pro forma adjustments included within the unaudited pro forma financial information presented in the table above relate to acquisition transaction costs, amortization of intangible assets, depreciation of property, plant and equipment, charges related to the fair value adjustment of acquisition-date inventory and interest expense associated with the new term loan facility.

Also on March 31, 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.25% at April 30, 2017. Borrowings under this agreement were used for the single purpose of acquiring Vention. We were in compliance with all covenants at April 30, 2017.

On February 16, 2017, we purchased 100 percent of the outstanding shares of InterSelect GmbH (“InterSelect”), a German designer and manufacturer of selective soldering systems used in a variety of automotive, aerospace and industrial electronics assembly applications. We acquired InterSelect for an aggregate purchase price of $5,518, net of cash acquired of $492. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $2,943 and identifiable intangible assets of $1,879 were recorded. The identifiable intangible assets consist primarily of $1,109 of customer relationships (amortized over 9 years), $348 of tradenames (amortized over 12 years), and $422 of technology (amortized over 9 years).Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2017, the purchase price allocations are considered preliminary as we complete our assessments of deferred taxes and certain reserves.

Nordson Corporation

On February 1, 2017, we purchased 100 percent of the outstanding shares of Plas-Pak Industries, Inc. (“Plas-Pak”), a Norwich, Connecticut designer and manufacturer of injection molded, single-use plastic dispensing products. Plas-Pak’s broad product offering includes two-component (2K) cartridges for industrial and commercial do-it-yourself adhesives, dial-a-dose calibrated syringes for veterinary and animal health applications, and specialty syringes for pesticide, dental and other markets. We acquired Plas-Pak for an aggregate purchase price of $70,798, net of cash acquired of $543. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $24,952 and identifiable intangible assets of $33,800 were recorded. The identifiable intangible assets consist primarily of $23,700 of customer relationships (amortized over 17 years), $4,100 of tradenames (amortized over 12 years), $5,000 of technology (amortized over 9 years) and $1,000 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2017, the purchase price allocations remain preliminary as we complete our assessments of deferred taxes and certain reserves

On January 3, 2017, we purchased certain assets of ACE Production Technologies, Inc. (“ACE”), a Spokane, Washington based designer and manufacturer of selective soldering systems used in a variety of automotive and industrial electronics assembly applications. We acquired the assets for an aggregate purchase price of $13,761.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $6,383 and identifiable intangible assets of $5,010 were recorded. The identifiable intangible assets consist primarily of $2,800 of customer relationships (amortized over 7 years), $1,000 of tradenames (amortized over 11 years), $1,100 of technology (amortized over 7 years) and $110 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2017, the purchase price allocations are considered preliminary as we complete our assessments of deferred taxes.

On September 1, 2016, we purchased 100 percent of the outstanding shares of LinkTech Quick Couplings, Inc. (“LinkTech”), a Ventura, California designer, manufacturer and distributor of highly engineered precision couplings and fittings. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2017, no material measurement period adjustments were recorded, and the purchase price allocations are considered preliminary as we complete our assessments of income taxes.

5.	Inventories

At April 30, 2017 and October 31, 2016, inventories consisted of the following:

	April 30, 2017	October 31, 2016
Raw materials and component parts	$113,851	$85,802
Work-in-process	49,889	36,681
Finished goods	152,025	134,602
	315,765	257,085
Obsolescence and other reserves	(33,959)	(29,324)
LIFO reserve	(6,000)	(7,400)
	$275,806	$220,361

6.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2017 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2016	$385,733	$697,346	$24,058	$1,107,137
Acquisitions	—	499,822	—	499,822
Currency effect	(823)	209	—	(614)
Balance at April 30, 2017	$384,910	$1,197,377	$24,058	$1,606,345

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2017 and October 31, 2016.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$485,216	$82,444	$402,772
Patent/technology costs	137,648	42,248	95,400
Trade name	92,783	25,041	67,742
Non-compete agreements	10,942	8,721	2,221
Other	1,387	1,383	4
Total	$727,976	$159,837	$568,139

	October 31, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$207,493	$71,608	$135,885
Patent/technology costs	97,640	37,873	59,767
Trade name	85,271	22,140	63,131
Non-compete agreements	9,855	8,347	1,508
Other	1,400	1,389	11
Total	$401,659	$141,357	$260,302

Amortization expense for the three months ended April 30, 2017 and 2016 was $10,159 and $7,271, respectively.  Amortization expense for the six months ended April 30, 2017 and 2016 was $17,789 and $14,605, respectively.

7.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2017 and April 30, 2016 were:

	U.S.		International
Three Months Ended	2017	2016	2017	2016
Service cost	$3,184	$2,984	$625	$719
Interest cost	3,243	4,032	419	609
Expected return on plan assets	(5,265)	(4,914)	(358)	(377)
Amortization of prior service cost (credit)	11	19	(76)	(24)
Amortization of net actuarial loss	2,457	2,314	662	471
Total benefit cost	$3,630	$4,435	$1,272	$1,398

	U.S.		International
Six Months Ended	2017	2016	2017	2016
Service cost	$6,243	$5,745	$1,159	$1,420
Interest cost	6,454	7,966	768	1,222
Expected return on plan assets	(10,443)	(9,833)	(643)	(765)
Amortization of prior service cost (credit)	23	38	(147)	(45)
Amortization of net actuarial loss	4,785	4,240	1,261	936
Total benefit cost	$7,062	$8,156	$2,398	$2,768

Nordson Corporation

The components of other postretirement benefit cost for the three and six months ended April 30, 2017 and April 30, 2016 were:

	U.S.		International
Three Months Ended	2017	2016	2017	2016
Service cost	$154	$176	$5	$5
Interest cost	565	696	5	6
Amortization of prior service credit	(41)	(66)	—	—
Amortization of net actuarial (gain) loss	205	130	(4)	(7)
Total benefit cost	$883	$936	$6	$4

	U.S.		International
Six Months Ended	2017	2016	2017	2016
Service cost	$376	$425	$9	$8
Interest cost	1,152	1,461	10	12
Amortization of prior service credit	(82)	(133)	—	—
Amortization of net actuarial (gain) loss	434	342	(8)	(12)
Total benefit cost	$1,880	$2,095	$11	$8

8.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six months ended April 30, 2017 were 31.8% and 30.6%, respectively. The effective tax rate for the three and six months ended April 30, 2016 were 28.6% and 23.4%, respectively.

During the three months ended April 30, 2017, we recorded a discrete tax expense of $2,600 related to nondeductible acquisition costs.

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

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2016	$(51,120)	$(117,127)	$(168,247)
Pension and postretirement plan changes, net of tax of $(2,000)	—	3,398	3,398
Currency translation losses	99	—	99
Balance at April 30, 2017	$(51,021)	$(113,729)	$(164,750)

10.	Stock-based compensation

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

Nordson Corporation

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,312 and $1,857 in the three months ended April 30, 2017 and 2016, respectively. Corresponding amounts for the six months ended April 30, 2017 and 2016 were $4,634 and $4,013, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2017:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2016	1,881	$58.41
Granted	381	$107.68
Exercised	(274)	$44.50
Forfeited or expired	(13)	$79.30
Outstanding at April 30, 2017	1,975	$69.72	$109,561	6.9 years
Vested or expected to vest at April 30, 2017	1,948	$69.37	$108,740	6.8 years
Exercisable at April 30, 2017	1,040	$54.03	$74,014	5.2 years

As of April 30, 2017, there was $11,421 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2017	April 30, 2016
Expected volatility	26.0%-29.2%	29.1%-30.4%
Expected dividend yield	0.91%-1.17%	1.54%
Risk-free interest rate	1.89%-2.06%	1.78%-1.90%
Expected life of the option (in years)	5.4-6.2	5.4-6.2

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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2017 and 2016 was $28.86 and $18.23, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2017 and 2016 was $6,806 and $2,351, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2017 and 2016 was $19,256 and $3,319, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2017 and 2016 was $12,040 and $2,906, respectively.  The tax benefit realized from tax deductions from exercises for the six months ended April 30, 2017 and 2016 was $4,908 and $959, respectively.

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

The following table summarizes activity related to restricted shares during the six months ended April 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2016	60	$73.56
Granted	22	$107.76
Forfeited	(2)	$71.42
Vested	(24)	$73.41
Restricted shares at April 30, 2017	56	$87.36

As of April 30, 2017, there was $3,330 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.0 years.  The amount charged to expense related to restricted shares during the three months ended April 30, 2017 and 2016 was $510 and $487, respectively. These amounts included common share dividends for the three months ended April 30, 2017 and 2016 of $15, respectively. For the six months ended April 30, 2017 and 2016, the amounts charged to expense related to restricted shares were $1,088 and $993, respectively. These amounts included common share dividends for the six months ended April 30, 2017 and 2016 of $31 and $30, respectively.

The following table summarizes activity related to restricted share units during the six months ended April 30, 2017:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2016	0	$—
Granted	10	$97.43
Restricted share units at April 30, 2017	10	$97.43

As of April 30, 2017, there was $500 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years.  The amount charged to expense related to restricted share units during the three months ended April 30, 2017 and 2016 was $253 and $244, respectively.  For the six months ended April 30, 2017 and 2016, the corresponding amounts were $506 and $487, respectively.

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

Nordson Corporation

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2016	99	$41.72
Dividend equivalents	1	$118.57
Distributions	(5)	$26.89
Outstanding at April 30, 2017	95	$42.92

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2017 and 2016 was $26 and $40, respectively. For the six months ended April 30, 2017 and 2016, the corresponding amounts were $52 and $79, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $103.75 and $104.49 for 2017, $67.69 per share for 2016 and $76.48 per share for 2015.  During the three months ended April 30, 2017 and 2016, $3,178 and $2,056 was charged to expense, respectively.  For the six months ended April 30, 2017 and 2016, the corresponding amounts were $3,430 and $3,925, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2017 was $8,851.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation and, for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares.  Expense related to dividends paid under this plan for the three months ended April 30, 2017 and 2016 was $68 and $55, respectively. For the six months ended April 30, 2017 and 2016, the corresponding amounts were $129 and $104, respectively.

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016
Beginning balance at October 31	$11,770	$10,537
Accruals for warranties	5,148	4,987
Warranty assumed from acquisitions	61	-
Warranty payments	(4,821)	(4,955)
Currency effect	2	217
Ending balance	$12,160	$10,786

Nordson Corporation

12.	Operating segments

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

The following table presents information about our segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems		Corporate	Total
Three months ended
April 30, 2017
Net external sales	$226,943		$210,142		$59,052		$—	$496,137
Operating profit (loss)	65,719	(a)	54,306		10,252	(d)	(26,746)	103,531
Three months ended
April 30, 2016
Net external sales	$221,030		$158,555		$58,007		$—	$437,592
Operating profit (loss)	62,977	(b)	38,731	(c)	10,292		(10,096)	101,904
Six months ended
April 30, 2017
Net external sales	$434,780		$355,502		$113,325		$—	$903,607
Operating profit (loss)	118,775	(a)	80,669		17,337		(37,332)	179,449
Six months ended
April 30, 2016
Net external sales	$424,469		$276,415		$108,928		$—	$809,812
Operating profit (loss)	113,337	(b)	46,704	(c)	14,470	(d)	(20,629)	153,882

(a)	Includes $491 and $718 of severance and restructuring costs in the three and six months ended April 30, 2017, respectively.
(b)	Includes $991 and $1,471 of severance and restructuring costs in the three and six months ended April 30, 2016, respectively.
(c)	Includes $170 and $680 of severance and restructuring costs in the three and six months ended April 30, 2016, respectively.
(d)	Includes $472 and $499 of severance and restructuring costs in the three and six months ended April 30, 2016, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Total profit for reportable segments	$103,531	$101,904	$179,449	$153,882
Interest expense	(7,907)	(5,000)	(13,548)	(10,844)
Interest and investment income	272	188	545	326
Other-net	(1,323)	1,727	(1,480)	2,529
Income before income taxes	$94,573	$98,819	$164,966	$145,893

Nordson Corporation

We have significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
United States	$156,095	$131,262	$281,616	$248,653
Americas	36,326	33,582	66,368	60,289
Europe	128,468	125,933	247,627	245,651
Japan	30,855	29,366	55,032	48,869
Asia Pacific	144,393	117,449	252,964	206,350
Total net external sales	$496,137	$437,592	$903,607	$809,812

Total assets for our Advanced Technology Systems reportable segment increased to $1,682,181 at April 30, 2017 as compared to $1,080,711 at October 31, 2016 primarily as a result of our acquisition of businesses in 2017 as described in Note 4, Acquisitions. There have been no material changes in total assets of our other reportable segments from October 31, 2016.

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at April 30, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	1,469	—	1,469	—
Total assets at fair value	$1,469	$—	$1,469	$—
Liabilities:
Deferred compensation plans (b)	$11,467	$—	$11,467	$—
Foreign currency forward contracts (a)	3,409	—	3,409	—
Total liabilities at fair value	$14,876	$—	$14,876	$—

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

Nordson Corporation

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended April 30, 2017, we recognized losses of $1,687 on foreign currency forward contracts and gains of $702 from the change in fair value of balance sheet positions.  For the three months ended April 30, 2016, we recognized losses of $564 on foreign currency forward contracts and gains of $53 from the change in fair value of balance sheet positions.  For the six months ended April 30, 2017, we recognized losses of $1,900 on foreign currency forward contracts and gains of $906 from the change in fair value of balance sheet positions. For the six months ended April 30, 2016, we recognized gains of $863 on foreign currency forward contracts and losses of $336 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2017:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$275,187	$280,481	$187,639	$190,989
British pound	78,912	80,911	86,330	88,540
Japanese yen	30,912	30,611	21,082	21,023
Australian dollar	420	412	7,742	7,589
Hong Kong dollar	70,321	70,105	156,706	156,231
Singapore dollar	1,154	1,170	11,821	11,969
Others	2,035	2,049	39,825	39,697
Total	$458,941	$465,739	$511,145	$516,038

The carrying amounts and fair values of financial instruments at April 30, 2017, other than receivables and accounts payable, are shown in the table below. The carrying values of receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Cash and cash equivalents	$88,406	$88,406
Notes payable	2,943	2,943
Long-term debt, including current maturities	1,712,274	1,716,140
Foreign currency forward contracts (net)	(1,940)	(1,940)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Cash, cash equivalents and notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
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

Nordson Corporation

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2017 and October 31, 2016, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516.  The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, and other fluids; to test and inspect for quality; and to treat and cure surfaces.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 7,200 employees and direct operations in more than 35 countries.

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

Results of Operations

Sales

Sales – Worldwide sales for the three months ended April 30, 2017 were $496,137, an increase of 13.4% from sales of $437,592 for the comparable period of 2016. Sales volume increased 15.1%, consisting of 9.4% organic growth and 5.7% from the first year effect of the LinkTech, ACE, InterSelect, Plas-Pak and Vention acquisitions. Unfavorable currency translation effects reduced sales by 1.7%.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2017 were $226,943 compared to $221,030 in the comparable period of 2016, an increase of $5,913, or 2.7%. The increase was the net result of a sales volume increase of 4.8% partially offset by unfavorable currency effects that reduced sales by 2.1%. Within this segment, sales volume increased in the Americas and Asia Pacific regions, and was offset by decreases in the United States, Europe and Japan. Growth in product lines serving general product assembly, rigid packaging and polymer processing end markets was offset by softness in product lines serving consumer non-durable and disposable hygiene end markets.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2017 were $210,142 compared to $158,555 in the comparable period of 2016, an increase of $51,587, or 32.5%. The increase was the net result of a sales volume increase of 33.7% partially offset by unfavorable currency effects that reduced sales by 1.2%. The sales volume increase consisted of 18.0% from organic volume and 15.7% from the first-year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions, and was most pronounced in the United States and Japan. Organic volume increased in all product lines and was driven by demand for automated dispensing solutions serving electronics end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2017 were $59,052 compared to $58,007 in the comparable period of 2016, an increase of $1,045, or 1.8%. The increase was the net result of a sales volume increase of 3.4% partially offset by unfavorable currency effects that reduced sales by 1.6%. Within this segment, sales volume increased in all geographic regions, except for the Americas. Growth in liquid and container product lines serving industrial end markets was offset by softness in product lines serving cold material and powder end markets.

Nordson Corporation

Sales outside the United States accounted for 68.5% of our sales in the three months ended April 30, 2017 compared to 70.0% for the comparable period of 2016. On a geographic basis, sales in the United States were $156,095, an increase of 18.9% from 2016. The increase in sales volume consisted of 5.1% from organic volume and 13.8% from acquisitions. In the Americas region, sales were $36,326, an increase of 8.2% from 2016, with volume increasing 8.3%, offset by unfavorable currency effects of 0.1%. The increase in sales volume consisted of 0.4% from organic volume and 7.9% from acquisitions. Sales in Europe were $128,468, an increase of 2.0% from 2016, with volume increasing 6.6%, offset by unfavorable currency effects of 4.6%. The increase in sales volume consisted of 4.2% from organic volume and 2.4% from acquisitions. Sales in Japan were $30,855, an increase of 5.1% from 2016, with volume increasing 4.9% and favorable currency effects of 0.2%. The increase in sales volume consisted of 4.0% from organic volume and 0.9% from acquisitions. Sales in the Asia Pacific region were $144,393, an increase of 22.9% from 2016, with volume increasing 24.2% partially offset by unfavorable currency effects of 1.3%. The increase in sales volume consisted of 23.6% from organic volume and 0.6% from acquisitions.

Worldwide sales for the six months ended April 30, 2017 were $903,607, an 11.6% increase from sales of $809,812 for the comparable period of 2016.  Sales volume increased 13.1%, consisting of 9.8% organic growth and 3.3% from the first year effect of the LinkTech, ACE, InterSelect, Plas-Pak and Vention acquisitions.  Unfavorable currency translation effects reduced sales by 1.5%.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2017 were $434,780 compared to $424,469 in the comparable period of 2016, an increase of 2.4%.  The increase was the net result of a sales volume increase of 3.8%, partially offset by unfavorable currency translation effects that reduced sales by 1.4%.  Within this segment, sales volume increased in the Americas and Asia Pacific regions, and was offset by decreases in the United States, Europe and Japan regions. Growth in product lines serving general product assembly and rigid packaging end markets, was offset by softness in product lines serving consumer non-durable, disposable hygiene and polymer processing end markets.

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2017 were $355,502 compared to $276,415 in the comparable period of 2016, an increase of 28.6%.  Sales volume increased 30.0%, consisting of 20.3% organic growth and 9.7% from the first year effect of acquisitions. Unfavorable currency translation effects reduced sales by 1.4%.  Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions.  Organic volume increased in all product lines, and was driven by demand for test and inspection and automated dispensing solutions serving electronics end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2017 were $113,325 compared to $108,928 in the comparable period of 2016, an increase of 4.0%.  Sales volume increased 5.7% and unfavorable currency translation effects reduced sales by 1.7%.  Within this segment, sales volume increased in all geographic regions, except for Asia Pacific.  Sales volume increased in all product lines, and was driven by demand for UV curing, liquid and container product lines serving industrial end markets.

Sales outside the United States accounted for 68.8% of sales in the six months ended April 30, 2017 compared to 69.3% in the comparable period of 2016.  On a geographic basis, sales in the United States were $281,616, an increase of 13.3% from 2016.  The increase in sales volume consisted of 5.5% from organic volume and 7.8% growth from acquisitions. In the Americas region, sales were $66,368, an increase of 10.1% from 2016, with volume increasing 11.7%, offset by unfavorable currency effects of 1.6%. The increase in sales volume consisted of 7.2% from organic volume and 4.5% from acquisitions. Sales in Europe were $247,627, an increase of 0.8% from 2016, with volume increasing 4.4% offset by unfavorable currency effects of 3.6%.  The increase in sales volume consisted of 3.0% from organic volume and 1.4% from acquisitions. Sales in Japan were $55,032, an increase of 12.6% from 2016, with volume increasing 9.4% and favorable currency translation effects increasing sales by 3.2%.  The increase in sales volume consisted of 8.8% from organic volume and 0.6% from acquisitions. Sales in the Asia Pacific region were $252,964, an increase of 22.6% from 2016, with volume increasing 24.4% offset by unfavorable currency effects of 1.8%. The increase in sales volume consisted of 24.0% from organic volume and 0.4% from acquisitions.

It is estimated that the effect of pricing on total revenue during the six months ended April 30, 2017 was not material relative to 2016.

Operating profit – Cost of sales for the three months ended April 30, 2017 were $220,625, up from $189,187 in the comparable period of 2016. Gross profit, expressed as a percentage of sales, decreased to 55.5% for this same period from 56.8% in 2016. Of the 1.3 percentage point decline in gross margin, the first year effect of acquisitions and short-term purchase price accounting charges for acquired inventory contributed 1.5 percentage points, and were partially offset by favorable currency translation effects of 0.2 percentage points.

Nordson Corporation

Cost of sales for the six months ended April 30, 2017 were $402,957, up from $364,500 in the comparable period of 2016.  Gross profit, expressed as a percentage of sales, increased to 55.4% for this same period from 55.0% in 2016.  Of the 0.4 percentage point increase in gross margin, favorable product mix added 0.5 percentage points primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments.  This was offset by 0.1 percentage point due to unfavorable currency translation effects.

Selling and administrative expenses for the three months ended April 30, 2017 were $171,981, compared to $146,501 in 2016. The 17.4% increase includes 9.2% of corporate charges related to acquisition transaction costs, 6.4% primarily in support of higher sales growth and 4.3% related to the first year effect of acquisitions, offset by 1.7% due to currency translation effects and 0.8% due to lower severance and restructuring costs in the current period.

Selling and administrative expenses for the six months ended April 30, 2017 were $321,201, compared to $291,430 in 2016.  The 10.2% increase includes 4.6% of corporate charges related to acquisition transaction costs, 5.1% primarily in support of higher sales growth and 2.6% related to the first year effect of acquisitions, offset by 1.4% due to currency translation effects and 0.7% due to lower severance and restructuring costs in the current period.

Selling and administrative expenses as a percentage of sales increased to 34.7% for the three months ended April 30, 2017 compared to 33.5% in 2016. Of the 1.2 percentage point increase, corporate charges related to acquisition transaction costs contributed 2.7 percentage points, the first year effect of acquisitions contributed 1.3 percentage points and was offset by 2.5 percentage points due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, and 0.3 percentage points primarily due to lower severance and restructuring expenses in the current period.

Selling and administrative expenses as a percentage of sales decreased to 35.5% for the six months ended April 30, 2017 compared to 36.0% in 2016. Of the 0.5 percentage point improvement, 2.5 percentage points is due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments and 0.2 percentage points is primarily due to lower severance and restructuring expenses. This improvement was partially offset by 1.5 percentage points due to corporate charges related to acquisition transaction costs and 0.7 percentage points due to the first year effect of acquisitions.

During the three and six months ended April 30, 2017, we recognized severance and restructuring costs of $491 and $718, respectively.  These costs were all recognized within our Adhesives Dispensing Systems segment, and are associated with a restructuring initiative to consolidate certain polymer processing product line facilities in the U.S. Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro and Chinese Yuan during 2017 as compared to 2016.

Operating profit as a percentage of sales decreased to 20.9% for the three months ended April 30, 2017 compared to 23.3% in 2016. Of the 2.4 percentage point decrease in operating margin, 2.7 percentage points is due to corporate charges related to acquisition transaction costs, 1.2 percentage points is due to the first year effect of acquisitions, 1.1 percentage points is due to unfavorable product mix, and 0.3 percentage points is due to short term purchase price accounting charges for acquired inventory. These decreases were offset by favorable leverage of our selling and administrative expenses of 2.5 percentage points, lower severance and restructuring expenses of 0.3 percentage points, and favorable currency translation effects of 0.1 percentage point.

Operating profit as a percentage of sales increased to 19.9% for the six months ended April 30, 2017 compared to 19.0% in 2016.  Of the 0.9 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.5 percentage points, favorable product mix added 0.5 percentage points primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, and 0.2 percentage points is related to lower severance and restructuring expenses.  This improvement was offset by 1.5 percentage points due to corporate charges related to acquisition transaction costs and 0.8 percentage points related to the first year effect of acquisitions.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 29.0% for the three months ended April 30, 2017 compared to 28.5% in 2016. Of the 0.5 percentage point improvement in operating margin, favorable currency translation effects added 0.6 percentage points, lower severance and restructuring expense added 0.2 percentage points and favorable leverage of selling and administrative expenses added 0.1 percentage point. The 0.4 percentage point offset is primarily related to unfavorable product mix due to increased sales in product lines serving polymer processing end markets.

Nordson Corporation

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 27.3% for the six months ended April 30, 2017 compared to 26.7% in 2016.  Of the 0.6 percentage point improvement in operating margin, favorable product mix added 0.3 percentage points due to increased sales to consumer non-durable, disposable hygiene, general product assembly and rigid packaging end markets, favorable foreign currency translation effects added 0.2 percentage points, and lower severance and restructuring expenses added 0.2 percentage points. The 0.1 percentage point offset is primarily due to unfavorable leverage of selling and administrative expenses.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 25.8% for the three months ended April 30, 2017 compared to 24.4% in 2016. Of the 1.4 percentage point increase in operating margin, favorable leverage of our selling and administrative expenses due to higher sales contributed 6.6 percentage points and lower severance and restructuring expenses contributed 0.1 percentage point. This improvement was offset by 3.0 percentage points due to the first year effect of acquisitions, 1.5 percentage points due to unfavorable product mix and 0.8 percentage points due to short term purchase price accounting charges for acquired inventory.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 22.7% for the six months ended April 30, 2017 compared to 16.9% in 2016.  Of the 5.8 percentage point increase in operating margin, favorable leverage of our selling and administrative expenses due to higher sales contributed 6.5 percentage points, favorable product mix contributed 1.5 percentage points, and  lower severance and restructuring expenses contributed 0.2 percentage points.  These increases were offset by 2.1 percentage points related to the first year effect of acquisitions and 0.3 percentage points due to unfavorable currency translation effects.

For the Industrial Coating Systems segment, operating profit as a percentage of sales decreased to 17.4% for the three months ended April 30, 2017 compared to 17.7% in 2016. Of the 0.3 percentage point decline in operating margin, unfavorable product mix contributed 2.3 percentage points, primarily related to sales of engineered systems for which margins vary depending on the type of customer application, and 0.5 percentage points was attributed to unfavorable currency translation effects. These decreases were offset by 1.7 percentage points due to favorable leverage of our selling and administrative expenses, and 0.8 percentage points due to lower severance and restructuring expenses during the current period.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 15.3% for the six months ended April 30, 2017 compared to 13.3% in 2016.  Of the 2.0 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses added 2.8 percentage points and lower severance and restructuring expenses added 0.5 percentage points.  The 1.3 percentage point offset was primarily due to 0.7 percentage points related to unfavorable foreign currency translation effects and 0.6 percentage points related to unfavorable product mix.

Interest and other income (expense) - Interest expense for the three months ended April 30, 2017 was $7,907, up from $5,000 for the comparable period of 2016. Interest expense for the six months ended April 30, 2017 was $13,548, up from $10,844 for the comparable period of 2016.  These increases were due primarily to higher borrowing levels between periods.

Other expense was $1,323 for the three months ended April 30, 2017, compared to other income of $1,727 for the comparable period of 2016. Included in the current quarter’s other expense is foreign currency losses of $985. Included in the prior year’s other income were a litigation settlement of $800 and a $1,192 favorable adjustment to unrecognized tax benefits related to the effective settlement of a tax exam.

Other expense was $1,480 for the six months ended April 30, 2017, compared to other income of $2,529 for the comparable period of 2016. Included in the current year’s other expense is foreign currency losses of $995. Included in the prior year’s other income were a litigation settlement of $800, a $1,192 favorable adjustment to unrecognized tax benefits related to the effective settlement of a tax exam and foreign currency gains of $527.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operated earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for the three and six months ended April 30, 2017 were 31.8% and 30.6%, respectively.  The effective tax rate for the three and six months ended April 30, 2016 were 28.6% and 23.4%, respectively.

During the three months ended April 30, 2017, we recorded a discrete tax expense of $2,600 related to nondeductible acquisition costs.

Nordson Corporation

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

Net income – Net income for the three months ended April 30, 2017 was $64,523, or $1.11 per diluted share, compared to $70,601, or $1.23 per diluted share, in the same period of 2016. This represents an 8.6% decrease in net income and a 9.8% decrease in diluted earnings per share. The impact on net income and diluted earnings per share due to acquisition transaction costs for the three months ended April 30, 2017 was $9,521 and $0.16, respectively. For the six months ended April 30, 2017, net income was $114,511, or $1.97 per diluted share, compared to $111,762, or $1.95 per diluted share, in the same period of 2016. This represents a 2.5% increase in net income and a 1.0% increase in diluted earnings per share. The impact on net income and diluted earnings per share due to acquisition transaction costs for the six months ended April 30, 2017 was $9,511 and $0.16, respectively.

Foreign Currency Effects

In the aggregate, average exchange rates for 2017 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2016.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended April 30, 2017 were translated at exchange rates in effect during the same period of 2016, sales would have been approximately $7,394 higher while third-party costs and expenses would have been approximately $6,463 higher. If transactions for the six months ended April 30, 2017 were translated at exchange rates in effect during the same period of 2016, sales would have been approximately $11,769 higher while third-party costs and expenses would have been approximately $8,209 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2017, cash and cash equivalents increased $21,167.  Cash provided by operations during this period was $139,364, compared to $126,888 for the six months ended April 30, 2016.  Cash of $165,556 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $155,682 for the comparable period of 2016.  Changes in operating assets and liabilities and the effect of the tax benefit from the exercise of stock options used $26,192 of cash in the six months ended April 30, 2017, compared to $28,794 in the comparable period of 2016.

Cash used by investing activities was $833,743 for the six months ended April 30, 2017, compared to $24,650 in the comparable period of 2016.  In the current year, cash of $805,218 was used for the ACE, InterSelect GmbH, Plas-Pak, and Vention acquisitions and $5,094 was used for equity investments, partially offset by cash received of $3,598 which was primarily due to the sale of a building in the U.S. Capital expenditures in the six months ended April 30, 2017 were $27,029, compared to $25,521 in the comparable period of 2016.

Cash provided by financing activities was $713,849 for the six months ended April 30, 2017, compared to $105,944 used in the comparable period of 2016.  Net proceeds from long-term debt and short-term borrowings provided $733,870. This was primarily due to our new $705,000 term loan facility used for the Vention acquisition during the second quarter of 2017. Cash of $3,098 was used for the purchase of treasury shares tendered for taxes related to vesting of restricted stock and cash of $30,999 was used for dividend payments. Issuance of common shares related to employee benefit plans generated $12,040 compared to $2,906 in the comparable period of 2016.

The following is a summary of significant changes in balance sheet captions from October 31, 2016 to April 30, 2017. Inventories increased $55,445 due to acquisitions completed during the first half of 2017, and higher level of business activity expected in the second half of 2017 as compared to the first half of the current year. Net property, plant and equipment increased $46,844 due to capital expenditures of $27,029 and acquisitions of $44,046, offset by depreciation expense and the sale of a building during the first quarter of 2017. Goodwill increased $499,208 due primarily to acquisitions completed during the first half of 2017. Net intangible assets increased $307,837, primarily due to acquisitions completed during the first half of 2017, partially offset by amortization

Nordson Corporation

expense.  The increase of $99,990 in current maturities of long-term debt is due to a reclassification from long-term debt to current portion related to our 2015 term loan facility. The increase of $631,420 in long-term debt was primarily due to the new $705,000 term loan facility used for the Vention acquisition during the second quarter of 2017, partially offset by loan repayments during the first half of 2017.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at April 30, 2017. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.25% at April 30, 2017. Borrowings under this agreement were used for the single purpose of acquiring Vention. We were in compliance with all covenants at April 30, 2017.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At April 30, 2017, $328,975 was outstanding under this facility, compared to $244,680 outstanding at October 31, 2016. The weighted average interest rate for borrowings under this agreement was 1.83% at April 30, 2017. We were in compliance with all debt covenants at April 30, 2017, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000.  Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At April 30, 2017 and October 31, 2016, $157,222 was outstanding under this facility. Existing notes mature between September 2018 and September 2020 and bear interest at fixed rates between 2.21% and 2.56% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at April 30, 2017, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.27% and 3.13%.  We were in compliance with all covenants at April 30, 2017.

In April 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in April 2018 and has an interest rate spread of 0.875% over LIBOR and $100,000 is due in April 2020 and has an interest rate spread of 0.925% over LIBOR. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at April 30, 2017.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2025 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2017.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the EUR LIBOR rate plus applicable margin based on our leverage ratio.  In September 2016 this Agreement was increased to €110,000, and amended and extended to September 2019. At October 31, 2016, the balance outstanding was €72,300 ($79,389). At April 30, 2017, the balance outstanding was €22,449 ($24,462) and the interest rate was 0.875% over EUR LIBOR.  We were in compliance with all covenants at April 30, 2017.

In addition, we have notes payable that our subsidiaries use for short-term financing needs.

Nordson Corporation

Outlook

For the balance of the year, we expect continued improvement in volume growth based on recent solid order activity and we remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve.  We are moving forward in the near-term with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations, available borrowing capacity, and future ability for raising capital will enable us to meet our current maturities of long-term debt and make other opportunistic investments in our own common shares and strategic business combinations.

For the third quarter of 2017, sales are expected to increase 15% to 19% as compared to the third quarter a year ago.  This outlook is inclusive of organic volume growth of 6% to 10% and 10% growth from the first year effect of acquisitions, offset by 1% unfavorable currency translation effects based on the current exchange rate environment.  Diluted earnings per share are expected to be in the range of $1.51 to $1.65.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2017.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2017 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2017 and October 31, 2016, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $516. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2016.  The information disclosed has not changed materially in 2017.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2017:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs
February 1, 2017 to February 28, 2017	—	—	—	$118,971
March 1, 2017 to March 31, 2017	—	—	—	$118,971
April 1, 2017 to April 30, 2017	—	—	—	$118,971
Total	—		—

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at April 30, 2017. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

2.1**

Agreement and Plan of Merger, dated as of February 20, 2017, by and among the Registrant, Viking Merger Corp., Vention Medical Holdings, Inc. and VMHI Rep Services, LLC (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

2.2

First Amendment to Agreement and Plan of Merger, dated as of March 30, 2017, by and among the Registrant, Viking Merger Corp., Vention Medical Holdings, Inc. and VMHI Rep Services, LLC  (incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

4.1

First Amendment and Joinder to Term Loan Agreement, dated as of March 31, 2017, by and among the Registrant, the lenders party thereto and PNC Bank, National Association, as administrative agent and lender, and Term Loan Agreement, dated as of February 21, 2017, by and among the Registrant, the lenders party thereto, PNC Bank, National Association, as lender and administrative agent, the joint lead arrangers and joint bookrunners party thereto, the co-syndication agents party thereto and the co-documentation agents party thereto (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2017).

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.
**

Certain exhibits and schedules have been omitted and the Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2017	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)