Form 10-K
period 2017-10-31
NORDSON CORP
filed 2017-12-15
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2017 was approximately $7,182,626,437.

There were 57,745,608 Common Shares outstanding as of November 30, 2017.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2018 Annual Meeting - Part III

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

Our strategy for long-term growth is based on solving customers’ needs globally. We are headquartered in Westlake, Ohio, and our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 69 percent of our revenues were generated outside the United States in 2017.

We have 7,532 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand and the United Kingdom.

Vention Acquisition

On March 31, 2017, we completed the acquisition of Vention Medical’s Advanced Technologies (“Vention”) business by means of a merger. Vention is a leading designer, developer and manufacturer of minimally invasive interventional delivery devices, catheters and advanced components for the global medical technology market.  Pursuant to the terms of the merger agreement governing the acquisition, we acquired Vention, excluding all of the outstanding capital stock of Vention Medical, Inc. (“Vention Medical”), and certain subsidiaries of Vention Medical that were sold to a third party prior to the effective time of the merger, on a cash-free and debt-free basis for an aggregate purchase price of $716.5 million, subject to certain adjustments (including a customary working capital adjustment), resulting in a transaction with an approximate enterprise value of $705 million.

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

We strive to provide genuine customer satisfaction – it is the foundation upon which we continue to build our business.

Nordson Corporation 4

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

Financial Information About Operating Segments, Foreign and Domestic Operations and Export Sales

In accordance with generally accepted accounting principles, we have reported information about our three operating segments, including information about our foreign and domestic operations. This information is contained in Note 16 of Notes to Consolidated Financial Statements, which can be found in Part II, Item 8 of this Annual Report.

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

Nordson Corporation 5

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

•

Electronics Systems - Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, micro-electronic mechanical systems (MEMS), and semiconductor packaging.

•

Fluid Management – Precision manual and semi-automated dispensers, minimally invasive interventional delivery devices, and highly engineered single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing and catheters. Products are used for applying and controlling the flow of adhesives, sealants, lubricants, and biomaterials in critical industrial production processes and within medical equipment and related surgical procedures. Key strategic markets include consumer goods, electronics, industrial assembly, and medical.

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

Nordson Corporation 6

Manufacturing and Raw Materials

Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Massachusetts, Michigan, Minnesota, New Jersey, North Carolina, Rhode Island, Tennessee, Washington and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand and the United Kingdom.

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

Senior operating management supervise an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2017, we held 597 United States patents and 1,413 foreign patents and had 218 United States patent applications pending and 868 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and the legal term of patents in various countries where a patent is obtained. Our current patent portfolio has expiration dates ranging from November 2017 to April 2042. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Avalon, Dage, EFD, Value Plastics and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2017, we had a total of 2,428 trademark registrations in the United States and in various foreign countries.

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2017, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders increased to approximately $402,000 at October 31, 2017 from approximately $278,000 at October 31, 2016, inclusive of approximately 28.0 percent organic growth and 17.0 percent growth due to acquisitions. The increase is primarily due to growth within the Advanced Technology Systems segment. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2017. All orders in the 2017 year-end backlog are expected to be shipped to customers in 2018.

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

Research and Development

Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development expenses were $52,462 in 2017, compared with $46,247 in 2016 and $46,689 in 2015. As a percentage of sales, research and development expenses were 2.5, 2.6 and 2.8 percent in 2017, 2016 and 2015, respectively.

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

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2017 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2017, we had 7,532 full-time and part-time employees, including 140 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on October 31, 2019 and 32 at our New Castle, Pennsylvania facility who are represented by a collective bargaining agreements that expired on August 31, 2017. As previously announced, our New Castle, Pennsylvania facility will be closing, and the parties to the collective bargaining agreement, which expired on August 31, 2017, agreed it shall remain in effect until the planned facility closure, at which point the collective bargaining agreement shall immediately expire. No work stoppages have been experienced at any of our facilities during any of the periods covered by this report.

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

The significant risk factors affecting our operations include the following:

Changes in United States or international economic conditions, including declines in the industries we serve, could adversely affect the profitability of any of our operations.

In 2017, approximately 31 percent of our revenue was generated in the United States, while approximately 69 percent was generated outside the United States. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

Our recent historical growth has depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations.  In March 2017, we completed the acquisition of Vention, a leading designer, developer and manufacturer of minimally invasive interventional delivery devices, catheters and advanced components for the global medical technology market. Failure to achieve the anticipated benefits of the Vention acquisition could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the acquired company’s business, financial condition, operating results and prospects.  In addition, it is possible that the integration process could result in the disruption of our ongoing businesses or cause inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to

Nordson Corporation 10

consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

The success of our acquisition strategy is subject to other risks and uncertainties, including:

•	our ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;
•	diversion of management’s time and attention from other business concerns;
•	difficulties in retaining key employees, customers or suppliers of the acquired business;
•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;
•	adverse effects on existing business relationships with suppliers or customers;
•	the risks associated with the assumption of product liabilities, contingent or undisclosed liabilities of acquisition targets; and
•	the ability to generate future cash flows or the availability of financing.

In addition, an acquisition could adversely impact our operating performance as a result of the incurrence of acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, the amortization of acquisition-acquired assets, or possible future impairments of goodwill or intangible assets associated with the acquisition.

We may also face liability with respect to acquired businesses for violations of environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification from the sellers from which we acquired these businesses. We could also incur significant costs, including, but not limited to, remediation costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities, associated with environmental laws.

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

The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the U.S., Europe (including but not limited to the General Data Protection Regulation), and elsewhere, are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these laws may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

The majority of our consolidated revenues in 2017 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the

Nordson Corporation 11

number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, the announcement of Brexit and subsequent steps taken by Britain to begin withdrawal from the European Union caused volatility in global currency exchange rate fluctuations that resulted in the strengthening of the United States dollar against foreign currencies in which we conduct business.  Future adverse consequences arising from Brexit may include continued volatility in exchange rates.  Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

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

Changes in United States and international tax law may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our business, financial condition and profitability by increasing our tax liabilities. Our future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings in jurisdictions with differing statutory tax rates, changes in our overall profitability, changes in tax legislation and rates, changes in generally accepted accounting principles and changes in the valuation of deferred tax assets and liabilities. The U.S. federal government may adopt changes to international trade agreements, tariffs, taxes and other government rules and regulations.  While we cannot predict what changes will actually occur with respect to any of these items, such changes could affect our business and results of operations.

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

Nordson Corporation 12

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

Our inability to comply with our existing credit facilities’ restrictive covenants or to access additional sources of capital could impede growth or the repayment or refinancing of existing indebtedness.

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

In addition, our credit facilities require us to meet financial ratios, including a “Leverage Ratio” and an “Interest Coverage Ratio,” both as defined in the credit facilities.

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

Any period of interest rate increases may also adversely affect our profitability. At October 31, 2017, we had $1,582,984 of total debt and notes payable outstanding, of which 80 percent was priced at interest rates that float with the market. A one percent increase in the interest rate on the floating rate debt in 2017 would have resulted in approximately $11,064 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Nordson Corporation 13

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

Political conditions in the U.S. and foreign countries in which we operate could adversely affect us.

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2017, approximately 69 percent of our total sales were generated outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of economic instability;
•	unanticipated or unfavorable circumstances arising from host country laws or regulations;
•	threats of war, terrorism or governmental instability;
•	significant foreign and U.S. taxes on repatriated cash;
•

changes in tax rates, adoption of new tax laws or other additional tax policies, including the implementation of proposals to reform United States and foreign tax laws that could impact how United States multinational corporations are taxed on foreign earnings;

•	restrictions on the transfer of funds into or out of a country;
•	potential negative consequences from changes to taxation policies;
•	the disruption of operations from labor and political disturbances;
•

the imposition of tariffs, import or export licensing requirements and other potential changes in trade policies and relations arising from policy initiatives implemented by the new U.S. presidential administration; and

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.

Nordson Corporation 14

Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, interrupt our supply chain, or otherwise have an adverse effect on our operating performance.

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. The new U.S. presidential administration has criticized existing trade agreements, and while it is currently unclear what actions the administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be imposed in the future.

Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.

While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions such as hurricanes or tornadoes, as well as major earthquakes, wildfires and other natural disasters, as well as cyberterrorism, in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, and delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Nordson Corporation 15

Item 2.  Properties

The following table summarizes our principal properties as of October 31, 2017:

Location	Description of Property	Approximate Square Feet

Amherst, Ohio [2,3]	A manufacturing, laboratory and office complex	521,000
Austintown, Ohio [1]	A manufacturing, warehouse and office building (leased)	207,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	159,000
Chippewa Falls, Wisconsin [1]	Three manufacturing, warehouse, and office buildings (leased)	151,000
Swainsboro, Georgia[1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [3]	A manufacturing, warehouse and office building (leased)	64,000
Salem, New Hampshire [2]	A manufacturing, warehouse and office building (leased)	63,000
Youngstown, Ohio [1]	A manufacturing, warehouse and office building (leased)	58,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Marlborough, Massachusetts [2]	An office, laboratory and warehouse building (leased)	30,000
Westlake, Ohio	Corporate headquarters	28,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Sunnyvale, California [2]	Two office, laboratory and warehouse buildings (leased)	24,000
Huntington Beach, California [2]	An office, laboratory and warehouse building	21,000
Spokane, Washington [2]	A manufacturing, warehouse and office building	18,000
Concord, California [2]	A manufacturing and office building (leased)	12,000
Ventura, California [2]	A manufacturing, warehouse and office building (leased)	11,000
Shanghai, China [1,3]	Four manufacturing, warehouse and office buildings (leased)	311,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Münster, Germany[1]	Four manufacturing, warehouse and office building (leased)	112,000
Shanghai, China [1,2,3]	Two office, laboratory and engineering buildings	110,000
Guaymas, Mexico [2]	Three manufacturing, warehouse and office buildings (leased)	89,000
Bangalore, India [1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2,3]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand[1]	A manufacturing, warehouse and office building	52,000
Tokyo, Japan [1,2,3]	Three office, laboratory and warehouse buildings (leased)	49,000
Erkrath, Germany [1,2,3]	An office, laboratory and warehouse building (leased)	48,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building (leased)	47,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Seongnam-City, South Korea [1,2,3]	An office, laboratory and warehouse building (leased)	35,000
Pirmasens, Germany [1]	A manufacturing, warehouse and office building (leased)	32,000
Munich, Germany [2]	Three office, laboratory and warehouse buildings (leased)	29,000
Sao Paulo, Brazil [1,2,3]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2,3]	A warehouse and office building (leased)	22,000
Munich, Germany [2]	An office, laboratory and warehouse building (leased)	21,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000
Singapore [1,2,3]	Two warehouse and office buildings (leased)	16,000
Billerbeck, Germany [1]	An office and warehouse building (leased)	16,000
Lagny Sur Marne, France [1,3]	An office building (leased)	6,000
Segrate, Italy [1,3]	An office, laboratory and warehouse building (leased)	5,000

Nordson Corporation 16

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

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2017 and 2016, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $472 and $516, respectively.

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

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Company

Our executive officers as of October 31, 2017, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period

Michael F. Hilton	63	2010	President and Chief Executive Officer, 2010

John J. Keane	56	2003	Senior Vice President, 2005

Gregory P. Merk	46	2006	Senior Vice President, 2013
			Vice President, 2006

Gregory A. Thaxton	56	2007	Senior Vice President, Chief Financial Officer, 2012

James E. DeVries	58	2012	Vice President, 2012

Stephen P. Lovass	48	2017	Vice President, 2017

Shelly M. Peet	52	2007	Vice President, 2009

Jeffrey A. Pembroke	50	2015	Vice President, 2015

Joseph Stockunas	57	2015	Vice President, 2015

Nordson Corporation 17

Robert E. Veillette	65	2007	Vice President, General Counsel and Secretary, 2007

On November 28, 2016, Mr. Lovass was elected as Corporate Vice President.  Prior to joining the Company, Mr. Lovass served as President for one of the global sensors and controls businesses for Danahar Corporation, a publicly-traded, international Fortune 200, diversified science and technology company from 2012 to 2016.  Prior to joining Danahar, Mr. Lovass served as a Senior Vice President and Corporate Officer for Gerber Scientific.

On September 5, 2017, we filed a Form 8-K with the Securities & Exchange Commission announcing that Mr. Veillette will retire from the Company, effective December 31, 2017. Upon his retirement, Mr. Veillette will be succeeded by Gina Brickley Beredo who has served as Deputy General Counsel and Assistant Secretary since joining the Company in 2013.

Nordson Corporation 18

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2017, there were 1,466 registered shareholders. The table below is a summary of dividends paid per common share and the range of high and low sales prices during each quarter of 2017 and 2016.

	Dividend	Common Share Price
Quarters	Paid	High	Low
2017:
First	$.27	$116.01	$96.05
Second	.27	127.50	112.23
Third	.27	131.49	113.69
Fourth	.30	130.41	107.16
2016:
First	$.24	$74.24	$51.89
Second	.24	80.50	56.63
Third	.24	89.42	74.49
Fourth	.27	102.57	87.63

Source: Nasdaq OMX

While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Nordson Corporation 19

Performance Graph

The following is a graph that compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2007 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Group, which includes: AIN, AME, ATU, B, CLC, DCI, ENTG, ESL, FLIR, GGG, GTLS, IEX, ITT, LECO, ROP, TER, WTS, and WWD.

Company/Market/Peer Group	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Nordson Corporation	$100.00	$70.90	$105.80	$160.42	$194.33	$252.55	$311.36	$334.00	$314.64	$448.10	$572.29
S&P 500 Index	$100.00	$63.90	$70.17	$81.76	$88.37	$101.81	$129.48	$151.84	$159.73	$166.93	$206.38
S&P MidCap 400	$100.00	$63.54	$75.09	$95.84	$104.03	$116.63	$155.68	$173.82	$179.77	$191.02	$235.87
S&P 500 Ind. Machinery	$100.00	$57.23	$76.58	$97.99	$101.38	$121.33	$173.25	$195.37	$195.07	$222.74	$307.08
S&P MidCap 400 Ind. Machinery	$100.00	$57.90	$71.57	$93.02	$105.80	$115.55	$160.42	$170.00	$142.30	$167.01	$239.53
Proxy Peer Group	$100.00	$67.28	$72.96	$89.87	$100.94	$115.31	$160.25	$176.57	$169.73	$174.34	$261.11

Source: Zack’s Investment Research

(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities

			Total Number of
			Shares Repurchased	Maximum Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
	Repurchased(1)	per Share	or Programs(2)	the Plans or Programs
August 1, 2017 to August 31, 2017	1	$108.84	—	$118,971
September 1, 2017 to September 30, 2017	—	$—	—	$118,971
October 1, 2017 to October 31, 2017	—	$—	—	$118,971
Total	1		—

(1)	Includes shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at October 31, 2017. Uses for repurchased shares include the funding of benefit programs including stock

Nordson Corporation 20

options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Item 6. Selected Financial Data

	2017	2016	2015	2014	2013
(In thousands except for per-share amounts)
Operating Data (a)
Sales	$2,066,982	$1,808,994	$1,688,666	$1,704,021	$1,542,921
Cost of sales	927,981	815,495	774,702	758,923	676,777
% of sales	45	45	46	45	44
Selling and administrative expenses	678,861	594,293	584,823	575,442	541,169
% of sales	33	33	35	34	35
Severance and restructuring costs	2,438	10,775	11,411	2,551	1,126
Long-lived asset impairments	—	—	—	—	—
Operating profit	457,702	388,431	317,730	367,105	323,849
% of sales	22	21	19	22	21
Net income	295,802	271,843	211,111	246,773	221,817
% of sales	14	15	13	14	14
Financial Data (a) (e)
Working capital	$240,626	$414,032	$420,815	$301,815	$365,269
Net property, plant and equipment and other non-current assets	2,526,167	1,675,008	1,646,723	1,606,274	1,449,712
Total capital (b)	2,648,094	1,767,369	1,724,211	1,661,110	1,496,681
Total assets	3,414,539	2,420,583	2,358,314	2,278,957	2,051,778
Long-term liabilities	1,611,300	1,237,437	1,407,522	1,003,292	927,118
Shareholders’ equity	1,155,493	851,603	660,016	904,797	887,863
Return on average total capital — % (c)	14	16	13	17	18
Return on average shareholders’ equity — % (d)	30	37	26	27	29
Per-Share Data (a)
Average number of common shares	57,533	57,060	60,652	63,656	64,214
Average number of common shares and common share equivalents	58,204	57,530	61,151	64,281	64,908
Basic earnings per share	$5.14	$4.76	$3.48	$3.88	$3.45
Diluted earnings per share	5.08	4.73	3.45	3.84	3.42
Dividends per common share	1.11	0.99	0.90	0.76	0.63
Book value per common share	20.02	14.86	11.51	14.49	13.83

(a)	See accompanying Notes to Consolidated Financial Statements.
(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.
(c)	Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over five accounting periods.
(d)	Net income as a percentage of average quarterly shareholders’ equity over five accounting periods.
(e)

Certain amounts for the years 2013 through 2016 have been adjusted to reflect the retrospective application of our reclassification of debt issuance costs upon the adoption of a new accounting standard, as described in Note 2 to the Consolidated Financial Statements.

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

Revenue recognition – Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2017, 2016 and 2015 were not material.

Business combinations – The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, and other relevant information. Such information typically includes valuations obtained from independent appraisal experts, which management reviews and considers in its estimates of fair values. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management, particularly with respect to the value of identifiable intangible assets. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.

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

We test goodwill in accordance with Accounting Standards Codification (ASC) 350. Under a new accounting standard adopted this year (See Note 2 for additional information), a goodwill impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described below. We did not record any goodwill impairment charges in 2017. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values using these methods. In step one, the discounted cash flow method uses assumptions for revenue growth, operating margin, and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment.

Nordson Corporation 22

Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2017, the discount rates used ranged from 9 percent to 12 percent depending upon the reporting unit's size, end market volatility, and projection risk. The calculated internal rate of return for the discounted cash flow method was 9 percent, the same as the calculated WACC for total Nordson. In the application of the guideline public company method, fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve month performance for revenues and EBITDA into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the relative strength of the approaches employed.

To test the reasonableness of the aggregate fair value, we performed the control premium test, which compares the sum of the implied fair values calculated for our reporting units (net of debt) to the market value of equity. The control premium was negative 3 percent as of the test date of August 1, 2017 and a slight discount to the market value of equity as of October 31, 2017. The control premium indicated that the discounted cash flow valuation was reasonable.

In 2017 and 2016, the results of our annual impairment tests indicated no impairment.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2017, our conclusion is that no goodwill was impaired in 2017. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	9%	489%	$394,234
Industrial Coating Systems Segment	11%	503%	$24,058
Advanced Technology Systems Segment - Electronics Systems	10%	329%	$27,224
Advanced Technology Systems Segment - Fluid Management	9%	83%	$1,092,940
Advanced Technology Systems Segment - Test & Inspection	12%	51%	$48,499

Pension plans and postretirement medical plans - The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 3.80 percent at October 31, 2017 and 3.94 percent at October 31, 2016. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 2.07 percent at October 31, 2017, compared to 1.86 percent at October 31, 2016. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.25 percent in 2017 and 6.72 percent in 2016. The average expected rate of return on international pension assets used to determine net benefit costs was 3.51 percent in 2017 and 4.22 percent in 2016.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.61 percent at October 31, 2017, compared to 3.61 percent at October 31, 2016. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.13 percent at October 31, 2017, compared to 3.12 percent at October 31, 2016.

Nordson Corporation 23

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2017	$(5,320)	$6,490	$(1,417)	$1,766
Effect on pension obligation as of October 31, 2017	$(56,644)	$71,919	$(14,440)	$17,356
Expected return on assets:
Effect on total service and interest cost components in 2017	$(3,326)	$3,326	$(375)	$375
Compensation increase:
Effect on total service and interest cost components in 2017	$4,127	$(2,755)	$635	$(511)
Effect on pension obligation as of October 31, 2017	$23,174	$(14,753)	$3,261	$(3,062)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit plan was 3.86 percent at October 31, 2017 and 4.05 percent at October 31, 2016. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.70 percent in 2018, decreasing gradually to 3.23 percent in 2026.

For the international postretirement plan, the discount rate used to value the benefit obligation was 3.52 percent at October 31, 2017 and 3.40 percent at October 31, 2016. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.50 percent in 2018, decreasing gradually to 3.50 percent in 2037.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2017	$(585)	$696	$(3)	$3
Effect on postretirement obligation as of October 31, 2017	$(10,504)	$13,327	$(119)	$159
Health care trend rate:
Effect on total service and interest cost components in 2017	$562	$(446)	$10	$(8)
Effect on postretirement obligation as of October 31, 2017	$10,637	$(8,650)	$150	$(115)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

In the fourth quarter of 2016, we adopted a change in the method to be used to estimate the service and interest cost components of net periodic benefit cost for defined benefit pension plans.  Historically, for the vast majority of our plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2017, we used a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement.  This change did not affect the measurement of total benefit obligations.  The change was accounted for as a change in estimate that is inseparable from a change in accounting principle and, accordingly, was accounted for prospectively

Nordson Corporation 24

starting in 2017. The reductions in service and interest costs for 2017 associated with this change were $1,200 and $3,100, respectively.

Pension and postretirement expenses in 2018 are expected to be approximately $474 higher than 2017.

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

2017 compared to 2016

Sales – Worldwide sales for 2017 were $2,066,982, an increase of 14.3 percent from 2016 sales of $1,808,994. Sales volume increased 14.8 percent and unfavorable currency translation effects reduced sales by 0.5 percent. The volume increase consisted of 7.9 percent from organic growth and 6.9 percent from acquisitions. We had four acquisitions during 2017, ACE Production Technologies, Inc. (“ACE”), Plas-Pak Industries, Inc. (“Plas-Pak), InterSelect GmbH (“InterSelect”), and Vention Medical’s Advanced Technologies business (“Vention”), which are all included within the Advanced Technology Systems segment. We had one acquisition during 2016, LinkTech, which is also included within the Advanced Technology Systems segment. As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $916,019 in 2017, an increase of $36,446, or 4.1 percent, from 2016 sales of $879,573. The increase was the net result of a sales volume increase of 4.3 percent partially offset by unfavorable currency effects that reduced sales by 0.2 percent. Within this segment, sales volume increased in all geographic regions with the exception of Europe. Growth in product lines serving rigid packaging, consumer non-durable, disposable hygiene and general product assembly end markets, was offset by softness in product lines serving polymer processing end markets.

Sales of the Advanced Technology Systems segment were $897,623 in 2017, an increase of $221,294 or 32.7 percent, from 2016 sales of $676,329. The increase was the result of a sales volume increase of 33.4 percent partially offset by unfavorable currency effects that reduced sales by 0.7 percent. The sales volume increase consisted of 15.1 percent from organic volume and 18.3 percent from the first-year effect of acquisitions. Within the segment, sales volume, inclusive of acquisitions, increased in all geographic regions. Organic volume increased in most product lines, and was driven by demand in electronics and medical end markets.

Sales of the Industrial Coating Systems segment were $253,340 in 2017, an increase of $248, or 0.1 percent, from 2016 sales of $253,092. The increase was the result of a sales volume increase of 0.8 percent partially offset by unfavorable currency effects that reduced sales by 0.7 percent. Within this segment, sales volume increased in Europe, Japan and the Americas regions. Sales volume increased in most product lines, and was driven by demand for liquid and UV curing, powder coating and container product lines serving industrial end markets.

Sales outside the United States accounted for 68.7 percent of our sales in 2017, as compared to 70.6 percent in 2016. On a geographic basis, sales in the United States were $647,657, an increase of 21.9 percent from 2016. The increase in sales volume consisted of 5.3 percent from organic volume and 16.6 percent from acquisitions. In the Americas region, sales were $147,026, an increase of 17.9 percent from 2016, with volume increasing 18.0 percent partially offset by unfavorable currency effects of 0.1 percent. The increase in sales volume consisted of 7.7 percent from organic volume and 10.3 percent from acquisitions. Sales in Europe were $530,812, an

Nordson Corporation 25

increase of 5.3 percent from 2016, with volume increasing 5.5 percent partially offset by unfavorable currency effects of 0.2 percent. The increase in sales volume consisted of 2.2 percent from organic volume and 3.3 percent from acquisitions. Sales in Japan were $147,189, an increase of 20.6 percent from 2016, with volume increasing 24.5 percent partially offset by unfavorable currency effects of 3.9 percent. The increase in sales volume consisted of 23.1 percent from organic volume and 1.4 percent from acquisitions. Sales in the Asia Pacific region were $594,298, an increase of 12.7 percent from the prior year, with volume increasing 13.2 percent partially offset by unfavorable currency effects of 0.5 percent. The increase in sales volume consisted of 12.3 percent from organic growth and 0.9 percent from acquisitions.

It is estimated that the effect of pricing on 2017 total sales was not material relative to 2016.

Operating profit – Cost of sales were $927,981 in 2017, up 13.8 percent from $815,495 in 2016. Gross profit, expressed as a percentage of sales, increased to 55.1 percent in 2017 from 54.9 percent in 2016. Of the 0.2 percentage point improvement in gross margin, favorable product mix added 0.3 percentage points primarily related to higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, which have higher margins than the Industrial Coating Systems segment.  The 0.1 percentage point offset is primarily due to unfavorable currency translation effects.

Selling and administrative expenses were $678,861 in 2017, compared to $594,293 in 2016. The 14.2 percentage point increase includes 6.1 percent primarily in support of higher sales growth, 6.1 percent related to the first year effect of acquisitions and 2.5 percent of corporate charges related to acquisition transaction costs, offset by 0.5 percentage points due to currency translation effects.

Selling and administrative expenses as a percentage of sales decreased to 32.8 percent in 2017 from 32.9 percent in 2016. Of the 0.1 percentage point improvement, 2.5 percentage points is due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments. This improvement was partially offset by 1.7 percentage points due to the first year effect of acquisitions and 0.7 percentage points due to corporate charges related to acquisition transaction costs.

Severance and restructuring costs of $2,438 were recorded in 2017. Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium and consolidate certain polymer processing product line facilities in the U.S. resulted in severance and restructuring costs of $2,618. Within the Advanced Technology Systems segment, costs of $180 were reversed during 2017 related to a 2015 restructuring initiative. No costs related to severance and restructuring were recorded in the Industrial Coating Systems segment in 2017. Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro during 2017 as compared to 2016.

Operating profit as a percentage of sales increased to 22.1 percent in 2017 compared to 21.5 percent in 2016. Of the 0.6 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.4 percentage points, lower severance and restructuring expenses added 0.5 percentage points, and favorable product mix added 0.2 percentage points primarily related to higher sales growth in our Adhesives Dispensing Systems and Advanced Technology Systems segments. This improvement was offset by 1.7 percentage points due to the first year effect of acquisitions, 0.7 percentage points due to corporate charges related to acquisition transaction costs, and 0.1 percentage points due to short term purchase price accounting charges for acquired inventory.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 27.7 percent in 2017 compared to 26.1 percent in 2016. Of the 1.6 percentage point improvement in operating margin, favorable product mix added 0.7 percentage points due to increased sales to consumer non-durable, disposable hygiene and rigid packaging end markets, lower severance and restructuring expenses added 0.6 percentage points, favorable foreign currency translation effects added 0.2 percentage points and favorable leverage of selling and administrative expenses added 0.1 percentage points.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 25.4 percent in 2017 compared to 23.6 percent in 2016. Of the 1.8 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses due to higher sales contributed 5.6 percentage points, favorable product mix added 0.4 percentage points, and lower severance and restructuring expenses contributed 0.2 percentage points. These increases were partially offset by 4.0 percentage points due to the first year effect of acquisitions, 0.3 percentage points due to unfavorable currency translation effects, and 0.1 percentage points due to short term purchase price accounting charges for acquired inventory.

Nordson Corporation 26

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 17.4 percent in 2017 compared to 17.2 percent in 2016. Of the 0.2 percentage point improvement in operating margin, lower severance and restructuring expenses added 0.8 percentage points and favorable leverage of our selling and administrative expenses added 0.4 percentage points.  These increases were offset by 0.7 percentage points related to unfavorable product mix and 0.3 percentage points related to unfavorable foreign currency translation effects.

Interest and other income (expense) - Interest expense in 2017 was $36,601, an increase of $15,279, or 71.7 percent, from 2016. The increase was due to higher average borrowing levels between periods. Other expense in 2017 was $1,934 compared to other income of $657 in 2016. Included in the current year’s other expense are foreign currency losses of $686. Included in the prior year’s other income were a litigation settlement of $800 and foreign currency gains of $2,004. These gains were partially offset by $1,530 of net unfavorable adjustments primarily related to the reversal of an indemnification asset resulting from the effective settlement of a tax exam.

Income taxes – Income tax expense in 2017 was $124,489, or 29.6 percent of pre-tax income, as compared to $96,651, or 26.2 percent of pre-tax income in 2016.

Our income tax provision for 2017 includes a discrete tax expense of $1,070 related to nondeductible acquisition costs.

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

Net income – Net income was $295,802, or $5.08 per diluted share, in 2017, compared to net income of $271,843, or $4.73 per diluted share, in 2016. This represents an 8.8 percent increase in net income and a 7.4 percent increase in diluted earnings per share.

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

Nordson Corporation 27

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

It is estimated that the effect of pricing on 2016 total sales was not material relative to 2015.

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

Nordson Corporation 28

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

Liquidity and Capital Resources

Cash and cash equivalents increased $23,144 in 2017. Cash provided by operating activities was $349,673 in 2017, compared to $331,158 in 2016. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, and loss on sale of property, plant and equipment) and the tax benefit from the exercise of stock options, the sum of which was $406,262 in 2017, compared to $358,984 in 2016. The increase in cash provided by operating activities was primarily due to higher net income. Operating assets and liabilities used $56,589 of cash in 2017, compared to $27,826 in 2016.

Cash used in investing activities was $877,964 in 2017, compared to $102,201 in 2016. In the current year, cash of $805,943 was used for the ACE, InterSelect GmbH, Plas-Pak, and Vention acquisitions and $4,470 was used for equity investments, partially offset by cash received of $4,007 which was primarily due to the sale of a building in the U.S. Capital expenditures were $71,558 in 2017 compared to $60,851 in 2016.

Cash of $547,829 was provided by financing activities in 2017, compared to cash of $210,280 used in 2016. Net proceeds from long-term debt and short-term borrowings provided $602,221 in 2017, compared to net short and long-term repayments of $130,217 in 2016. The increase in net proceeds is primarily due to our new $705,000 term loan facility used for the Vention acquisition during the second quarter of 2017, partially offset by current year repayments. Issuance of common shares related to employee benefit plans generated $14,086 of cash in 2017, up from $11,476 in 2016. This increase was the result of higher stock option exercises. In 2017 cash of $3,216 was used for the purchase of treasury shares, down from $33,421 in 2016. Dividend payments were $63,840 in 2017, up from $56,436 in 2016 due to an increase in the annual dividend to $1.11 per share from $0.99 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2016 to October 31, 2017. Receivables increased $76,527 primarily due to higher sales volume. Inventories increased $43,905 due to acquisitions completed during 2017 and higher level of business activity in the second half of 2017 as compared to 2016. Net property, plant and equipment increased $73,282 due to capital expenditures of $71,558 and acquisitions of $42,496, offset by depreciation expense and the sale of a building during the first quarter of 2017. Goodwill increased $482,073 due primarily to acquisitions completed during 2017. Net intangible assets increased $286,878, primarily due to acquisitions completed during 2017, partially offset by amortization expense.

The increase of $10,568 in accrued liabilities was primarily due to higher compensation-related accruals. Current maturities of long-term debt increased $288,494 primarily as a result of the $326,460 reclassification from long-term debt to current maturities related to our 2015 and 2017 term loan facilities, certain of our 2012 senior notes, and our New York Life credit facility, partially offset by

Nordson Corporation 29

$27,400 in repayments of certain of our 2012 senior notes, and $10,556 in repayments made under our New York Life credit facility. The long-term debt increase of $313,626 was primarily due to the new $705,000 term loan facility used for the Vention acquisition during the second quarter of 2017, partially offset by loan repayments and the $326,460 reclassification from long-term debt to current maturities as noted above. The $18,710 decrease in long-term pension obligations and the $3,192 increase in postretirement obligations were primarily the result of changes to global weighted-average discount rates.

In December 2014, the board of directors authorized a new $300,000 common share repurchase program.  This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at October 31, 2017. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

As of October 31, 2017, approximately 94 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,026,793 and $757,501 at October 31, 2017 and 2016, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2017:

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt (1)	$1,586,813	$326,587	$658,800	$373,978	$227,448
Interest payments on long-term debt (1)	45,148	11,173	15,628	10,366	7,981
Capital lease obligations (2)	19,358	6,353	6,849	1,501	4,655
Operating leases (2)	74,117	17,337	23,500	15,560	17,720
Contributions related to pension and postretirement benefits (3)	25,000	25,000	—	—	—
Purchase obligations (4)	74,425	72,751	1,674	—	—
Total obligations	$1,824,861	$459,201	$706,451	$401,405	$257,804

(1)

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.33 percent at October 31, 2017. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at October 31, 2017.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks. This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions. It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At October 31, 2017, $249,138 was outstanding under this facility, compared to $244,680 outstanding at October 31, 2016. Balances outstanding under the prior credit agreement were transferred to the new credit agreement. The weighted average interest rate for borrowings under this agreement was 2.24 perecnt at October 31, 2017. We were in compliance with all covenants at October 31, 2017, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At October 31, 2017, there was $146,666 outstanding under this facility, compared to $157,222 at October 31, 2016. Existing notes

Nordson Corporation 30

mature between September 2018 and September 2026. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2017, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent and at variable rates of 2.49 percent and 2.60 percent.This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at October 31, 2017, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. At October 31, 2017, $172,600 was outstanding under this agreement. Existing notes mature between July 2018 and July 2025 and bear interest at fixed rates between 2.62 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2017.

In April 2015, we entered into a $200,000 term loan facility with a group of banks. $100,000 is due in April 2018 and has a weighted average interest rate of 2.24 percent and $100,000 is due in April 2020 and has a weighted average interest rate of 2.34 percent. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at October 31, 2017.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies. The notes mature in July 2019 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent. We were in compliance with all covenants at October 31, 2017.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the EUR LIBOR rate plus applicable margin based on our leverage ratio.  In September 2016 this Agreement was increased to €110,000, and amended and extended to September 2019. At October 31, 2016, the balance outstanding was €72,300 ($79,389). At October 31, 2017, the balance outstanding was €10,467 ($12,191) and the weighted average interest rate was 1.00 percent.  We were in compliance with all covenants at October 31, 2017.

See Note 10 for additional information.

(2)	See Note 11 for additional information.
(3)

Pension and postretirement plan funding amounts after 2017 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 7 for additional information.

(4)	Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2018. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2017 remained strong relative to recent years, although uncertainties persisted in global financial markets and the general economic environment.  Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness.  Primary sources of capital to meet these needs as well as other opportunistic investments are cash provided by operations and borrowings under our loan agreements.  In 2017, cash from operations was 16.9 percent of revenue.  With respect to borrowings under existing loan agreements, as of October 31, 2017, we had $350,862 available capacity under our five-year term, $600,000 unsecured, multicurrency credit facility which may be increased to $850,000 under certain conditions.  This credit facility expires in February 2020.  In addition, we had $53,334 borrowing capacity remaining on our $200,000 three-year Private Shelf agreement with New York Life Investment Management LLC.  While these facilities provide the contractual terms for any borrowing, we cannot be assured that these facilities would be available in the event that these financial institutions failed to remain sufficiently capitalized.

Other loan agreements exist with no remaining borrowing capacity, but factor into debt covenant calculations that affect future borrowing capacity.  In July 2012, we entered into a note purchase agreement with a group of insurance companies under which we sold $200,000 of senior notes.  The notes mature between July 2017 and July 2025 and bear interest at fixed rates between 2.62 percent and 3.13 percent.  As of April 2015, we entered into a $200,000 term loan facility with PNC Bank.  $100,000 is due in April 2018 and has a weighted average interest rate of 2.24 percent, and $100,000 is due in April 2020 and has a weighted average interest rate of 2.34 percent.  In July 2015, we entered into a Note Purchase Agreement under which $100,000 of senior unsecured notes were

Nordson Corporation 31

purchased primarily by a group of insurance companies.  The notes consist of two tranches, Series A and B at $50,000 each, maturing in July 2025 and July 2027, and bearing interest at fixed rates of 2.89 percent and 3.19 percent, respectively.  In October 2015, we entered into a €70,000 three year term loan agreement with Bank of America Merrill Lynch International in London.  This agreement was amended in September 2016 to extend the term by one year and increase the principal balance.  The balance of this loan at October 31, 2017 was €10,467.  The interest rate is variable based on the LIBOR rate plus applicable margin based on our leverage ratio, and the weighted average interest rate was 1.00 percent at October 31, 2017.  In March 2017, we entered into a $705,000 term loan facility with a group of banks.  The Term Agreement provides for terms loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020 and $305,000 due in March 2022.  The weighted average interest rate for borrowings under this agreement was 2.33 percent at October 31, 2017.

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

Regarding expectations for 2018, we are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. For the first quarter of 2018, sales are expected to increase 30 percent to 34 percent compared to the first quarter a year ago.  This growth includes organic volume up 15 percent to 19 percent, 11 percent growth from the first year effect of acquisitions, and a positive currency effect of 4 percent based on the current exchange rate environment. The short cycle nature of our end markets does not provide much visibility beyond a fiscal quarter, however, we do expect growth rates to moderate beyond our first quarter, particularly when considering our challenging comparisons to the prior year. We move forward with caution given continued slow growth in emerging markets, expectations for global GDP indicating a low-growth macroeconomic environment, tax reform and trade agreement implications, and marketplace effects of political instability in certain areas of the world.

Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  Cash from operations have been 16 to 18 percent of revenues over the past five years, resulting in more than sufficient cash for our ordinary business requirements. We believe cash provided from operations, our available borrowing capacity and ready access to capital markets is more than adequate to fund our liquidity needs within the next year.

With respect to contractual spending, the table above presents our financial obligations as $1,824,861, of which $459,201 is payable in 2018.  In August 2015, the board of directors approved a $200,000 common share repurchase program that added capacity to the board’s December 2014 approval authorizing management at its discretion to repurchase up to $300,000 of common shares, thereby increasing the total repurchase authorization to $500,000.  Approximately $118,971 remained available for share repurchases as of October 31, 2017.  The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities.  Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.  We intend to focus on capital expenditures for 2018 on continued investments in our information systems and projects that improve both capacity and efficiency of manufacturing and distribution operations.

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

In 2017, as compared with 2016, the United States dollar was generally stronger against foreign currencies. If 2016 exchange rates had been in effect during 2017, sales would have been approximately $8,210 higher and third-party costs would have been approximately $5,791 higher. In 2016, as compared with 2015, the United States dollar was generally stronger against foreign currencies. If 2015 exchange rates had been in effect during 2016, sales would have been approximately $23,249 higher and third-party costs would have been approximately $8,332 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Nordson Corporation 32

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2017, we did not have material foreign currency exposure.

Note 13 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

Nordson Corporation 33

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2017							Total	Fair
	2018	2019	2020	2021	2022	Thereafter	Value	Value
Annual repayments of long-term debt	$26,586	$28,734	$68,738	$38,187	$30,791	$127,448	$320,484	$324,965
Average interest rate on total borrowings outstanding during the year	2.9%	3.0%	3.0%	3.1%	3.1%	3.1%	2.9%

At October 31, 2016							Total	Fair
	2017	2018	2019	2020	2021	Thereafter	Value	Value
Annual repayments of long-term debt	$38,093	$26,586	$28,734	$68,738	$38,187	$158,239	$358,577	$367,990
Average interest rate on total borrowings outstanding during the year	2.9%	2.9%	3.0%	3.0%	3.1%	3.1%	2.9%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 2.3 percent at October 31, 2017 and 1.6 percent at October 31, 2016. A one percent increase in interest rates would have resulted in additional interest expense of approximately $11,064 on the variable rate notes payable and long-term debt in 2017.

Nordson Corporation 34

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2017, 2016 and 2015	2017	2016	2015
(In thousands except for per-share amounts)
Sales	$2,066,982	$1,808,994	$1,688,666
Operating costs and expenses:
Cost of sales	927,981	815,495	774,702
Selling and administrative expenses	678,861	594,293	584,823
Severance and restructuring costs	2,438	10,775	11,411
	1,609,280	1,420,563	1,370,936
Operating profit	457,702	388,431	317,730
Other income (expense):
Interest expense	(36,601)	(21,322)	(18,104)
Interest and investment income	1,124	728	558
Other - net	(1,934)	657	678
	(37,411)	(19,937)	(16,868)
Income before income taxes	420,291	368,494	300,862
Income tax provision:
Current	124,961	100,248	87,651
Deferred	(472)	(3,597)	2,100
	124,489	96,651	89,751
Net income	$295,802	$271,843	$211,111
Average common shares	57,533	57,060	60,652
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	671	470	499
Average common shares and common share equivalents	58,204	57,530	61,151
Basic earnings per share	$5.14	$4.76	$3.48
Diluted earnings per share	$5.08	$4.73	$3.45
Dividends declared per common share	$1.11	$0.99	$0.90

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 35

Consolidated Statements of Comprehensive Income

Years ended October 31, 2017, 2016 and 2015	2017	2016	2015
(In thousands)
Net income	$295,802	$271,843	$211,111
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,697	(8,693)	(45,154)
Pension and postretirement benefit plans:
Prior service credit arising during the year	—	1,831	—
Net actuarial gain (loss) arising during the year	2,641	(22,482)	(7,588)
Amortization of prior service cost	(210)	92	(303)
Amortization of actuarial loss	7,972	6,724	10,146
Settlement loss recognized	712	111	1,369
Curtailment (gain) loss recognized	—	(1,144)	43
Total pension and postretirement benefit plans	11,115	(14,868)	3,667
Total other comprehensive income (loss)	33,812	(23,561)	(41,487)
Total comprehensive income	$329,614	$248,282	$169,624

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 36

Consolidated Balance Sheets

October 31, 2017 and 2016	2017	2016
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$90,383	$67,239
Receivables - net	505,087	428,560
Inventories - net	264,266	220,361
Prepaid expenses	28,636	29,415
Total current assets	888,372	745,575
Property, plant and equipment - net	346,411	273,129
Goodwill	1,589,210	1,107,137
Intangible assets - net	547,180	260,302
Deferred income taxes	11,020	10,681
Other assets	32,346	23,759
	$3,414,539	$2,420,583
Liabilities and shareholders' equity
Current liabilities:
Notes payable	$—	$2,141
Accounts payable	86,016	75,130
Income taxes payable	22,310	22,762
Accrued liabilities	173,366	162,798
Customer advance payments	34,654	26,175
Current maturities of long-term debt	326,587	38,093
Current obligations under capital leases	4,813	4,444
Total current liabilities	647,746	331,543
Long-term debt	1,256,397	942,771
Obligations under capital leases	9,693	9,714
Pension obligations	111,666	130,376
Postretirement obligations	73,589	70,397
Deferred income taxes	134,090	61,836
Other liabilities	25,865	22,343
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2017 and 2016	12,253	12,253
Capital in excess of stated value	412,785	376,625
Retained earnings	2,164,597	1,932,635
Accumulated other comprehensive loss	(134,435)	(168,247)
Common shares in treasury, at cost	(1,299,707)	(1,301,663)
Total shareholders' equity	1,155,493	851,603
	$3,414,539	$2,420,583

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 37

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2017, 2016 and 2015	2017	2016	2015
(In thousands)
Number of common shares in treasury
Balance at beginning of year	40,716	40,665	35,588
Shares issued under company stock and employee benefit plans	(438)	(421)	(318)
Purchase of treasury shares	30	472	5,395
Balance at end of year	40,308	40,716	40,665
Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253
Capital in excess of stated value
Balance at beginning of year	$376,625	$348,986	$328,605
Shares issued under company stock and employee benefit plans	8,913	5,952	1,458
Tax benefit from stock option and restricted stock transactions	7,079	3,476	3,661
Stock-based compensation	20,168	18,211	15,262
Balance at end of year	$412,785	$376,625	$348,986
Retained earnings
Balance at beginning of year	$1,932,635	$1,717,228	$1,560,966
Net income	295,802	271,843	211,111
Dividends paid ($1.11 per share in 2017, $0.99 per share in 2016, and $0.90 per share in 2015)	(63,840)	(56,436)	(54,849)
Balance at end of year	$2,164,597	$1,932,635	$1,717,228
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(168,247)	$(144,686)	$(103,199)
Foreign currency translation adjustments	22,697	(8,693)	(45,154)
Settlement and curtailment loss (gain) recognized, net of tax of $(299) in 2017, $332 in 2016 and $(491) in 2015	712	(1,033)	1,412
Defined benefit and OPEB activity - prior service cost, net of tax of $75 in 2017, $(558) in 2016 and $191 in 2015	(210)	1,923	(303)
Defined benefit and OPEB activity - actuarial gain (loss), net of tax of $(4,628) in 2017, $8,642 in 2016 and $(1,242) in 2015	10,613	(15,758)	2,558
Balance at end of year	$(134,435)	$(168,247)	$(144,686)
Common shares in treasury, at cost
Balance at beginning of year	$(1,301,663)	$(1,273,765)	$(893,828)
Shares issued under company stock and employee benefit plans	5,342	5,735	4,359
Purchase of treasury shares	(3,386)	(33,633)	(384,296)
Balance at end of year	$(1,299,707)	$(1,301,663)	$(1,273,765)
Total shareholders' equity	$1,155,493	$851,603	$660,016

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 38

Consolidated Statements of Cash Flows

Years ended October 31, 2017, 2016 and 2015	2017	2016	2015
(In thousands)
Cash flows from operating activities:
Net income	$295,802	$271,843	$211,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,947	41,243	37,707
Amortization	44,907	29,061	27,487
Provision for losses on receivables	4,030	1,867	1,014
Deferred income taxes	(472)	(3,597)	2,100
Tax benefit from the exercise of stock options	(7,079)	(3,476)	(3,661)
Non-cash stock compensation	20,168	18,211	15,262
Loss on sale of property, plant and equipment	188	859	376
Other non-cash	2,770	2,973	56
Changes in operating assets and liabilities:
Receivables	(46,152)	(41,247)	(37,179)
Inventories	(19,667)	1,784	(14,208)
Prepaid expenses	4,737	(8,667)	1,799
Other assets	(3,429)	7,773	1,733
Accounts payable	4,805	7,296	(1,261)
Income taxes payable	7,522	(2,684)	15,616
Accrued liabilities	(5,629)	23,328	5,817
Customer advance payments	5,163	3,631	(1,062)
Other liabilities	2,266	(17,739)	2,830
Other	(6,204)	(1,301)	(3,586)
Net cash provided by operating activities	349,673	331,158	261,951
Cash flows from investing activities:
Additions to property, plant and equipment	(71,558)	(60,851)	(62,087)
Proceeds from sale of property, plant and equipment	4,007	1,300	597
Acquisition of businesses, net of cash acquired	(805,943)	(42,650)	(75,565)
Equity investments	(4,470)	—	(1,480)
Net cash used in investing activities	(877,964)	(102,201)	(138,535)
Cash flows from financing activities:
Proceeds from short-term borrowings	6,017	13,456	59,870
Repayment of short-term borrowings	(8,149)	(12,059)	(164,716)
Proceeds from long-term debt	841,536	261,161	719,534
Repayment of long-term debt	(237,183)	(392,775)	(289,202)
Repayment of capital lease obligations	(5,287)	(5,059)	(5,240)
Payment of debt issuance costs	(3,214)	(99)	(1,557)
Issuance of common shares	14,086	11,476	5,372
Purchase of treasury shares	(3,216)	(33,421)	(383,851)
Tax benefit from the exercise of stock options	7,079	3,476	3,661
Dividends paid	(63,840)	(56,436)	(54,849)
Net cash provided by (used in) financing activities	547,829	(210,280)	(110,978)
Effect of exchange rate changes on cash	3,606	(1,706)	(4,484)
Increase in cash and cash equivalents	23,144	16,971	7,954
Cash and cash equivalents at beginning of year	67,239	50,268	42,314
Cash and cash equivalents at end of year	$90,383	$67,239	$50,268

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

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2017, 2016 and 2015 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $11,296, $11,095 and $11,943 in 2017, 2016 and 2015, respectively.

Research and development — Research and development costs are expensed as incurred and were $52,462, $46,247 and $46,689 in 2017, 2016 and 2015, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the calculation of diluted earnings per share in 2017. Options for 396 and 373 common shares were excluded from the diluted earnings per share calculation in 2016 and 2015, respectively, because their effect would have been anti-dilutive.  Under the 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

Cash — Highly liquid instruments with maturities of 90 days or less at date of purchase are considered to be cash equivalents.

Allowance for doubtful accounts — An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. The amount of the allowance is determined principally on the basis of past collection experience and known factors regarding specific customers. Accounts are written off against the allowance when it becomes evident that collection will not occur. Credit is extended to customers satisfying pre-defined credit criteria. We believe we have limited concentration of credit risk due to the diversity of our customer base.

Nordson Corporation 40

Inventories — Inventories are valued at net realizable value. Cost was determined using the last-in, first-out (LIFO) method for 16 percent of consolidated inventories at October 31, 2017 and 20 percent of consolidated inventories at October 31, 2016. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $6,684 and $7,400 higher than reported at October 31, 2017 and 2016, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2017, 2016 or 2015.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2017, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	13 years
Customer relationships	14 years
Noncompete agreements	3 years
Trade names	15 years

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2017 and 2016 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2016	$(51,120)	$(117,127)	$(168,247)
Pension and postretirement plan changes, net of tax of $(4,852)	—	11,115	11,115
Currency translation losses	22,697	—	22,697
Balance at October 31, 2017	$(28,423)	$(106,012)	$(134,435)

Nordson Corporation 41

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

Following is a reconciliation of the product warranty liability for 2017 and 2016:

	2017	2016
Balance at beginning of year	$11,770	$10,537
Accruals for warranties	11,394	14,487
Warranty assumed from acquisitions	75	—
Warranty payments	(10,090)	(12,575)
Currency adjustments	228	(679)
Balance at end of year	$13,377	$11,770

Note 2 — Recently issued accounting standards

New accounting guidance adopted:

In April 2015, the Financial Accounting Standards Board (FASB) issued a new standard regarding the presentation of debt issuance costs.  Under this standard, a company is required to present unamortized debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than as a separate asset. The recognition and measurement guidance for debt issuance costs are not affected by this new standard.  In August 2015, the FASB issued an amendment to this standard, which added clarification to the presentation of debt issuance costs.  This amendment allows debt issuance costs related to line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit agreement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this standard during the first quarter of 2017, and applied this standard retrospectively to 2016. The new guidance only impacted presentation on our consolidated balance sheet and did not affect our results of operations or other financial statement disclosures. Refer to Note 10 for the impact on our Consolidated Balance Sheet at October 31, 2016.

In May 2015, the FASB issued a new standard regarding the disclosures for investments that calculate net asset value per share (or its equivalent). Under the new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. We adopted this standard in 2017. The new guidance only impacted the presentation of certain pension related assets that use NAV as a practical expedient. Refer to Note 7 for additional information.

In October 2016, the FASB issued a new standard which requires companies to recognize in the income statement the income tax effects of intercompany sales or transfer of assets, other than inventory, as income tax expense (or benefit) in the period the sale or transfer occurs. It would have been effective for us beginning in 2019; however, we early adopted this guidance in the first quarter of 2017, and it did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued a new standard which eliminates Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of any goodwill impairment charge. It will be effective for us beginning in 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We adopted this standard, prospectively, in the fourth quarter of 2017. The adoption did not have an impact on our consolidated financial statements as we did not record any goodwill impairment charges.

Nordson Corporation 42

New accounting guidance issued and not yet adopted:

In May 2014, the FASB issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. The new standard is effective for us beginning November 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method; however, we are currently anticipating using the modified retrospective method, but will base the final decision on the results of our assessment once complete. Our initial analysis of identifying revenue streams and evaluating a representative sample of contracts and other agreements with our customers is substantially complete. We are in the process of assessing the impact of the new standard, if any, on our business processes, systems and controls. We will finalize our evaluation of potential differences that may result from applying the new standard to our contracts with customers in 2018 and provide updates on our progress in future filings.

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

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the statement of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. It will be effective for us beginning in 2018 and should be applied prospectively, with certain cumulative effect adjustments. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

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

Note 3 — Severance and restructuring costs

During the fourth quarter of 2016, we implemented an initiative within our Adhesive Dispensing Systems segment to consolidate certain polymer processing product line facilities in the U.S.  This initiative is designed to improve customer experience, accelerate growth, optimize performance and realize synergies for sustained long term success. Costs of $2,399 and $5,565 were recognized relating to this initiative during 2017 and 2016, respectively. Payments of $1,775 and $624 related to these actions were paid during 2017 and 2016, respectively. Total costs for this action to-date have been $7,964, which consisted primarily of severance costs.  Additional costs related to this initiative are not expected to be material in future periods. Cash payments related to this initiative are expected to be paid during 2018.

The following table summarizes severance and restructuring activity during 2017 related to this action:

	Employee	Other
	severance	one-time
	charges	costs	Total
Accrual Balance at October 31, 2016	$4,576	$104	$4,680
Charged to expense	(243)	2,642	2,399
Cash payments	(209)	(1,566)	(1,775)
Non cash utilization	—	(488)	(488)
Accrual Balance at October 31, 2017	$4,124	$692	$4,816

During the second half of 2015, we implemented initiatives across each of our segments to optimize operations and to enhance operational efficiency and customer service. Costs of $39 costs were recognized during 2017 related to these initiatives.  Costs of $5,210 were recognized during 2016 related to these initiatives, which consisted primarily of severance costs.

Nordson Corporation 43

Within the Adhesives Dispensing Systems segment, restructuring initiatives to optimize operations in the U.S. and Belgium resulted in costs of $219 and $2,235 during 2017 and 2016, respectively. Payments of $360 and $7,586 related to these actions were paid during 2017 and 2016, respectively.

Within the Advanced Technology Systems segment, a restructuring initiative to enhance operational efficiency and customer service resulted in costs of $1,054 during 2016. Costs of $180 related to severance were reversed in 2017. Payments of $503 and $3,144 related to these actions were paid during 2017 and 2016, respectively.

Within the Industrial Coating Systems segment, a restructuring program to enhance operational efficiency and customer service resulted in severance costs of $1,921  during 2016. Payments of $345 and $1,844 related to these actions were paid during 2017 and 2016, respectively.

Total costs for these actions to-date have been $16,660, which include $12,459 of severance costs, $759 of fixed asset impairment charges, $1,383 of lease termination costs, and $2,059 of other one-time restructuring costs.

The following table summarizes severance and restructuring activity during 2017 related to actions initiated in 2015:

	Employee	Lease	Other
	severance	termination	one-time
	charges	charges	costs	Total
Accrual Balance at October 31, 2016	$1,136	$143	$497	$1,776
Charged to expense	(133)	—	172	$39
Cash payments	(525)	(143)	(540)	(1,208)
Accrual Balance at October 31, 2017	$478	$—	$129	$607

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

2017 acquisitions

On March 31, 2017, we completed the acquisition of Vention Medical’s Advanced Technologies business (“Vention”), a Salem, New Hampshire leading designer, developer and manufacturer of minimally invasive interventional delivery devices, catheters and advanced components for the global medical technology market. This is a highly complementary business that adds significant scale and enhances strategic capabilities of our existing medical platform. We acquired Vention for an aggregate purchase price of $705,000, net of $3,313 of cash and other closing adjustments of $10,726. The acquisition was funded primarily through a new term loan facility, as well as through cash and borrowings on our credit facility.  The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, replacement cost analyses and estimates made by management.

Based on the fair value of the assets acquired and the liabilities assumed, we recordedidentifiable intangible assets of $286,000 consisting primarily of $240,000 of customer relationships (amortized over 14 years), $2,000 of tradenames (amortized over 6 years), and $44,000 of technology, consisting of $36,000 (amortized over 14 years) and $8,000 (amortized over 10 years). The fair value of the identifiable intangible assets were estimated by applying income and market approaches. The fair value measurement is based on significant inputs that are not observable in the market and thus represents a fair value measurement categorized within Level 3 of the fair value hierarchy with various assumptions about growth rates and margins, discount rates, and financial multiples of entities considered to be similar to Vention.

As a result of the acquisition, we recognized $434,625 of goodwill, of which $37,200 is tax deductible. Goodwill represents the value we expect to achieve through the expansion of our existing medical platform. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2017, the purchase price allocations are considered preliminary as we complete our

Nordson Corporation 44

assessments of income taxes.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Cash	$3,313
Receivables	26,742
Inventories	14,279
Prepaid expenses	3,079
Property, plant and equipment	34,319
Goodwill	434,625
Intangible assets	286,000
Other assets	343
Total assets acquired	$802,700
Liabilities assumed:
Current liabilities	19,130
Deferred tax liabilities	64,531
Total liabilities assumed	$83,661
Net assets acquired	$719,039

The transaction was accounted for under the acquisition method of accounting and, accordingly, the results of Vention’s operations, including $94,515 in sales and net income of $7,820, are included in our Consolidated Statements of Income from the date of acquisition. As of October 31, 2017, we incurred $14,671 of corporate charges related to Vention acquisition transaction costs which have been included within selling and administrative expenses in our Consolidated Statements of Income.

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

	Twelve Months Ended
	October 31, 2017	October 31, 2016
Sales	$2,132,417	$1,939,525
Net income	294,891	260,991
Diluted earnings per share	5.07	4.54

The most significant pro forma adjustments included within the unaudited pro forma financial information presented in the table above relate to acquisition transaction costs, amortization of intangible assets, depreciation of property, plant and equipment, charges related to the fair value adjustment of acquisition-date inventory and interest expense associated with the new term loan facility.

Also on March 31, 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.33% at October 31, 2017. Borrowings under this agreement were used for the single purpose of acquiring Vention. We were in compliance with all covenants at October 31, 2017.

Pro forma sales and results of operations for the following 2017, 2016 and 2015 acquisitions, had they occurred at the beginning of the applicable fiscal year ended October 31, are not material and, accordingly, are not provided.

On February 16, 2017, we purchased 100 percent of the outstanding shares of InterSelect GmbH (“InterSelect”), a German designer and manufacturer of selective soldering systems used in a variety of automotive, aerospace and industrial electronics assembly applications. We acquired InterSelect for an aggregate purchase price of $5,432, net of cash acquired of $492. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,548 and identifiable intangible assets of $1,879 were recorded. The identifiable intangible assets consist primarily of $1,109 of customer relationships (amortized over 9 years), $348 of tradenames (amortized over 12 years), and $422 of technology (amortized over 9 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment.

Nordson Corporation 45

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

2016 acquisition

On September 1, 2016, we purchased 100 percent of the outstanding shares of LinkTech Quick Couplings, Inc. (“LinkTech”), a Ventura, California designer, manufacturer and distributor of highly engineered precision couplings and fittings. We acquired LinkTech for an aggregate purchase price of $43,348, net of cash acquired of $36.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $25,867 and identifiable intangible assets of $14,610 were recorded. The identifiable intangible assets consist primarily of $8,600 of customer relationships (amortized over 11 years), $2,800 of tradenames (amortized over 12 years), $2,300 of technology (amortized over 8 years) and $910 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment.

2015 acquisitions

On June 15, 2015, we purchased 100 percent of the outstanding shares of Liquidyn, a German based manufacturer of micro dispensing systems, including micro dispensing pneumatic valves, controllers, and process equipment used in the electronics, automobile, medical, packaging, furniture and aerospace markets. We acquired Liquidyn for an aggregate purchase price of $14,565, net of cash acquired of $657. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $10,487 and identifiable intangible assets of $3,991 were recorded. The identifiable intangible assets consist primarily of $1,285 of customer relationships (amortized over 6 years), $1,049 of tradenames (amortized over 11 years), $1,421 of technology (amortized over 5 years) and $236 of non-compete agreements (amortized over 2 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment.

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

Nordson Corporation 46

Note 5 — Details of balance sheet

	2017	2016
Receivables:
Accounts	$491,224	$415,311
Notes	5,121	7,971
Other	18,533	10,813
	514,878	434,095
Allowance for doubtful accounts	(9,791)	(5,535)
	$505,087	$428,560
Inventories:
Raw materials and component parts	$105,424	$85,802
Work-in-process	45,743	36,681
Finished goods	152,923	134,602
	304,090	257,085
Obsolescence and other reserves	(33,140)	(29,324)
LIFO reserve	(6,684)	(7,400)
	$264,266	$220,361
Property, plant and equipment:
Land	$10,598	$9,914
Land improvements	4,292	4,020
Buildings	190,611	169,995
Machinery and equipment	424,006	372,479
Enterprise management system	52,936	50,051
Construction-in-progress	49,713	25,873
Leased property under capitalized leases	25,715	24,231
	757,871	656,563
Accumulated depreciation and amortization	(411,460)	(383,434)
	$346,411	$273,129
Accrued liabilities:
Salaries and other compensation	$73,234	$67,257
Pension and retirement	4,768	4,046
Taxes other than income taxes	7,663	5,955
Other	87,701	85,540
	$173,366	$162,798

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

In the fourth quarter of each year, we estimate a reporting unit’s fair value using a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach and compare the result against the reporting unit’s carrying value of net assets. In accordance with the new accounting standard (Refer to Note 2), which was prospectively adopted effective August 1, 2017, an impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. We did not record any goodwill impairment charges using the newly adopted accounting standard in 2017. Prior to the adoption of this new standard, the measurement

Nordson Corporation 47

of an impairment (Step 2 of the impairment test) would have been calculated by determining the implied fair value of a reporting unit’s goodwill by allocating the fair value of the reporting unit to all other assets and liabilities of that unit based on their relative fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities would have been the implied fair value of goodwill. We did not record any goodwill impairment charges using Step 2 of the impairment test in 2016 or 2015.

Changes in the carrying amount of goodwill during 2017 by operating segment:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2016	$385,733	$697,346	$24,058	$1,107,137
Acquisition	—	470,248	—	470,248
Currency effect	6,562	5,263	—	11,825
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210

Changes in the carrying amount of goodwill during 2016 by operating segment:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2015	$385,975	$672,342	$24,058	$1,082,375
Acquisition	—	25,169	—	25,169
Currency effect	(242)	(165)	—	(407)
Balance at October 31, 2016	$385,733	$697,346	$24,058	$1,107,137

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2017 and October 31, 2016. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Information regarding intangible assets subject to amortization:

	October 31, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,536	$102,033	$378,503
Patent/technology costs	150,581	48,669	101,912
Trade name	93,281	28,366	64,915
Noncompete agreements	11,142	9,298	1,844
Other	1,384	1,378	6
Total	$736,924	$189,744	$547,180

	October 31, 2016
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$207,493	$71,608	$135,885
Patent/technology costs	97,640	37,873	59,767
Trade name	85,271	22,140	63,131
Noncompete agreements	9,855	8,347	1,508
Other	1,400	1,389	11
Total	$401,659	$141,357	$260,302

Amortization expense for 2017, 2016 and 2015 was $44,907, $29,061 and $27,487 respectively.

Nordson Corporation 48

Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2018	$54,806
2019	$54,548
2020	$53,999
2021	$48,532
2022	$44,484

Note 7 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2017, 2016 and 2015 was approximately $19,259, $17,194 and $15,747, respectively.

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

Nordson Corporation 49

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$409,459	$361,039	$91,396	$90,615
Service cost	12,456	11,490	2,378	2,448
Interest cost	12,844	15,932	1,537	2,294
Participant contributions	—	—	85	115
Plan amendments	—	173	—	(3,050)
Settlements	(1,548)	—	(1,309)	—
Curtailments	—	—	—	(6,790)
Foreign currency exchange rate change	—	—	4,896	(7,675)
Actuarial loss	9,351	31,781	(7,602)	15,749
Benefits paid	(11,746)	(10,956)	(2,620)	(2,310)
Benefit obligation at end of year	$430,816	$409,459	$88,761	$91,396
Change in plan assets:
Beginning fair value of plan assets	$333,867	$295,320	$35,604	$37,473
Actual return on plan assets	29,620	23,280	612	2,205
Company contributions	19,041	26,223	3,165	3,793
Participant contributions	—	—	85	115
Settlements	(1,548)	—	(1,309)	—
Other	—	—	—	(145)
Foreign currency exchange rate change	—	—	1,967	(5,527)
Benefits paid	(11,746)	(10,956)	(2,620)	(2,310)
Ending fair value of plan assets	$369,234	$333,867	$37,504	$35,604
Funded status at end of year	$(61,582)	$(75,592)	$(51,257)	$(55,792)
Amounts recognized in financial statements:
Noncurrent asset	$—	$—	$64	$—
Accrued benefit liability	(1,201)	(1,000)	(36)	(8)
Long-term pension and retirement obligations	(60,381)	(74,592)	(51,285)	(55,784)
Total amount recognized in financial statements	$(61,582)	$(75,592)	$(51,257)	$(55,792)

	United States		International
	2017	2016	2017	2016
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$124,917	$134,586	$27,134	$35,090
Prior service cost (credit)	(184)	(139)	(3,279)	(3,445)
Accumulated other comprehensive loss	$124,733	$134,447	$23,855	$31,645
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$8,672	$9,336	$2,074	$2,558
Amortization of prior service cost (credit)	(23)	47	(313)	(304)
Total	$8,649	$9,383	$1,761	$2,254

Nordson Corporation 50

The following table summarizes the changes in accumulated other comprehensive loss:

	United States		International
	2017	2016	2017	2016
Balance at beginning of year	$134,447	$114,663	$31,645	$29,726
Net (gain) loss arising during the year	515	28,167	(6,867)	8,255
Prior service cost (credit) arising during the year	—	173	—	(3,050)
Net loss recognized during the year	(9,537)	(8,480)	(2,605)	(1,723)
Prior service (cost) credit recognized during the year	(44)	(76)	302	203
Settlement loss	(648)	—	(363)	(160)
Curtailment gain	—	—	—	1,526
Exchange rate effect during the year	—	—	1,743	(3,132)
Balance at end of year	$124,733	$134,447	$23,855	$31,645

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2017	2016	2017	2016
For all plans:
Accumulated benefit obligation	$420,035	$397,350	$76,032	$77,166
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	430,816	409,459	83,289	90,852
Accumulated benefit obligation	420,035	397,350	70,985	77,121
Fair value of plan assets	369,234	333,867	32,325	35,533

Net pension benefit costs include the following components:

	United States			International
	2017	2016	2015	2017	2016	2015
Service cost	$12,456	$11,490	$10,851	$2,378	$2,448	$2,816
Interest cost	12,844	15,932	15,037	1,537	2,294	2,561
Expected return on plan assets	(20,784)	(19,666)	(18,316)	(1,338)	(1,501)	(1,589)
Amortization of prior service cost (credit)	44	76	121	(302)	(203)	(90)
Amortization of net actuarial loss	9,537	8,480	9,742	2,605	1,723	2,285
Settlement loss	648	—	516	363	160	1,319
Curtailment (gain) loss	—	—	68	—	(1,526)	—
Total benefit cost	$14,745	$16,312	$18,019	$5,243	$3,395	$7,302

Net periodic pension cost for 2017 included a settlement loss of $1,011 due to lump sum retirement payments.Net periodic pension cost for 2016 included a settlement loss of $160 due to lump sum retirement payments and a curtailment gain of $1,526 due to a plan amendment allowing participants to elect a new defined contribution plan or a new defined benefit plan.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.80%	3.94%	4.39%	2.07%	1.86%	2.81%
Rate of compensation increase	3.61	3.61	3.50	3.13	3.12	3.22
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	3.94	4.39	4.29	1.86	2.81	2.94
Discount rate - service cost	4.31	4.39	4.29	1.55	2.81	2.94
Discount rate - interest cost	3.20	4.39	4.29	1.66	2.81	2.94
Expected return on plan assets	6.25	6.72	6.76	3.51	4.22	4.39
Rate of compensation increase	3.61	3.50	3.49	3.12	3.22	3.19

Nordson Corporation 51

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2017 and 2016 are due to changes in yields for these types of investments as a result of the economic environment.

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

In the fourth quarter of 2016, we adopted a change in the method to be used to estimate the service and interest cost components of net periodic benefit cost for defined benefit pension plans.  Historically, for the vast majority of our plans, the service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  Beginning in 2017, we used a spot rate approach by applying the specific spot rates along the yield curve to the relevant projected cash flows in the estimation of the service and interest components of benefit cost, resulting in a more precise measurement.  This change did not affect the measurement of total benefit obligations.  The change was accounted for as a change in estimate that is inseparable from a change in accounting principle and, accordingly, was accounted for prospectively starting in 2017. The reductions in service and interest costs for 2017 associated with this change in estimate were $1,200 and $3,100, respectively.

The allocation of pension plan assets as of October 31, 2017 and 2016 is as follows:

	United States		International
	2017	2016	2017	2016
Asset Category
Equity securities	13%	15%	—%	—%
Debt securities	48	31	—	—
Insurance contracts	—	—	56	59
Pooled investment funds	39	53	42	39
Other	—	1	2	2
Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 91 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2017, the target in “return-seeking assets” is 35 percent and 65 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Our international plans comprise 9 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

Nordson Corporation 52

In accordance with the adoption of a new accounting standard, as described in Note 2, certain investments that were measured at NAV (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total pension plan assets.

The fair values of our pension plan assets at October 31, 2017 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$959	$959	$—	$—	$566	$566	$—	$—
Money market funds	3,615	3,615	—	—	—	—	—	—
Equity securities:
Basic materials	2,129	2,129	—	—	—	—	—	—
Consumer goods	3,776	3,776	—	—	—	—	—	—
Financial	6,147	6,147	—	—	—	—	—	—
Healthcare	3,940	3,940	—	—	—	—	—	—
Industrial goods	2,459	2,459	—	—	—	—	—	—
Technology	3,815	3,815	—	—	—	—	—	—
Utilities	793	793	—	—	—	—	—	—
Mutual funds	20,698	20,698	—	—	—	—	—	—
Fixed income securities:
U.S. Government	57,789	9,372	48,417	—	—	—	—	—
Corporate	112,112	—	112,112	—	—	—	—	—
Other	6,566	—	6,566	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	21,037	—	—	21,037
Real estate collective funds at NAV	21,699	—	—	—	—	—	—	—
Pooled investment funds at NAV	121,724	—	—	—	15,901	—	—	—
Other	1,013	1,013	—	—	—	—	—	—
	$369,234	$58,716	$167,095	$—	$37,504	$566	$—	$21,037

The fair values of our pension plan assets at October 31, 2016 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$896	$896	$—	$—	$798	$798	$—	$—
Money market funds	2,471	2,471	—	—	—	—	—	—
Equity securities:
Basic materials	2,144	2,144	—	—	—	—	—	—
Consumer goods	3,457	3,457	—	—	—	—	—	—
Financial	5,930	5,930	—	—	—	—	—	—
Healthcare	3,344	3,344	—	—	—	—	—	—
Industrial goods	2,671	2,671	—	—	—	—	—	—
Technology	3,490	3,490	—	—	—	—	—	—
Utilities	857	857	—	—	—	—	—	—
Mutual funds	27,220	27,220	—	—	—	—	—	—
Fixed income securities:
U.S. Government	38,466	6,888	31,578	—	—	—	—	—
Corporate	63,077	—	63,077	—	—	—	—	—
Other	3,403	—	3,403	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	20,927	—	—	20,927
Real estate collective funds at NAV	20,402	—	—	—	—	—	—	—
Pooled investment funds at NAV	155,247	—	—	—	13,879	—	—	—
Other	792	792	—	—	—	—	—	—
	$333,867	$60,160	$98,058	$—	$35,604	$798	$—	$20,927

Nordson Corporation 53

These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.

The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 12. Following are the valuation methodologies used to measure these assets:

•	Money market funds - Money market funds are public investment vehicles that are valued with a net asset value of one dollar. This is a quoted price in an active market and is classified as Level 1.
•	Equity securities - Common stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.
•

Fixed income securities - U.S. Treasury bills reflect the closing price on the active market in which the securities are traded and are classified as Level 1. Securities of U.S. agencies are valued using bid evaluations and are classified as Level 2. Corporate fixed income securities are valued using evaluated prices, such as dealer quotes, bids and offers and are therefore classified as Level 2.

•

Insurance contracts - Insurance contracts are investments with various insurance companies. The contract value represents the best estimate of fair value. These contracts do not hold any specific assets. These investments are classified as Level 3.

•

Real estate collective funds – These funds are valued using the net asset value of the underlying properties. Net asset value is calculated using a combination of key inputs, such as revenue and expense growth rates, terminal capitalization rates and discount rates.

•

Pooled investment funds - These are public investment vehicles valued using the net asset value. The net asset value is based on the value of the assets owned by the plan, less liabilities. These investments are not quoted on an active exchange.

The following tables present an analysis of changes during the years ended October 31, 2017 and 2016 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2016	$20,927	$20,927
Actual return on plan assets:
Assets held, end of year	(412)	(412)
Assets sold during the period	—	-
Purchases	2,330	2,330
Sales	(2,502)	(2,502)
Foreign currency translation	694	694
Ending balance at October 31, 2017	$21,037	$21,037

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2015	$20,432	$20,432
Actual return on plan assets:
Assets held, end of year	1,683	1,683
Assets sold during the period	—	-
Purchases	2,799	2,799
Sales	(2,140)	(2,140)
Foreign currency translation	(1,847)	(1,847)
Ending balance at October 31, 2016	$20,927	$20,927

Contributions to pension plans in 2018 are estimated to be approximately $22,800.

Nordson Corporation 54

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2018	$14,476	$1,837
2019	15,604	2,861
2020	16,839	2,652
2021	18,061	3,035
2022	19,529	2,633
2023-2027	116,207	16,442

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

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$71,904	$68,315	$623	$524
Service cost	752	849	20	16
Interest cost	2,307	2,923	20	23
Participant contributions	503	446	—	—
Foreign currency exchange rate change	—	—	24	(14)
Actuarial (gain) loss	2,212	1,818	(81)	81
Benefits paid	(2,532)	(2,447)	(7)	(7)
Benefit obligation at end of year	$75,146	$71,904	$599	$623
Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,029	2,001	7	7
Participant contributions	503	446	—	—
Benefits paid	(2,532)	(2,447)	(7)	(7)
Ending fair value of plan assets	$—	$—	$—	$—
Funded status at end of year	$(75,146)	$(71,904)	$(599)	$(623)
Amounts recognized in financial statements:
Accrued benefit liability	$(2,148)	$(2,123)	$(8)	$(7)
Long-term postretirement obligations	(72,998)	(69,781)	(591)	(616)
Total amount recognized in financial statements	$(75,146)	$(71,904)	$(599)	$(623)

	United States		International
	2017	2016	2017	2016
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$20,124	$18,786	$(342)	$(265)
Prior service credit	(142)	(306)	—	—
Accumulated other comprehensive (gain) loss	$19,982	$18,480	$(342)	$(265)
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$995	$917	$(20)	$(17)
Amortization of prior service cost (credit)	(99)	(164)	—	—
Total	$896	$753	$(20)	$(17)

Nordson Corporation 55

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2017	2016	2017	2016
Balance at beginning of year	$18,480	$17,079	$(265)	$(379)
Net (gain) loss arising during the year	2,212	1,818	(82)	81
Net gain (loss) recognized during the year	(874)	(684)	17	25
Prior service credit recognized during the year	164	267	—	—
Exchange rate effect during the year	—	—	(12)	8
Balance at end of year	$19,982	$18,480	$(342)	$(265)

Net postretirement benefit costs include the following components:

	United States			International
	2017	2016	2015	2017	2016	2015
Service cost	$752	$849	$979	$20	$16	$29
Interest cost	2,307	2,923	2,946	20	23	35
Amortization of prior service credit	(164)	(267)	(438)	—	—	—
Amortization of net actuarial (gain) loss	874	684	1,104	(17)	(24)	—
Total benefit cost	$3,769	$4,189	$4,591	$23	$15	$64

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.86%	4.05%	4.50%	3.52%	3.40%	4.35%
Health care cost trend rate	3.70	3.63	3.72	6.50	6.13	6.31
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.23	3.24	3.27	3.50	3.50	3.50
Year the rate reaches the ultimate trend rate	2026	2026	2025	2037	2031	2031
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	4.03%	4.50%	4.40%	3.40%	4.35%	4.25%
Discount rate - service cost	4.48	4.50	4.40	3.56	4.35	4.25
Discount rate - interest cost	3.27	4.50	4.40	3.20	4.35	4.25

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

Similar to the changes in the discount rate approach discussed for the pension plans above, beginning in 2017 we elected to use an approach that discounts the individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows.The Company has accounted for this change in estimate that is inseparable from a change in accounting principle on a prospective basis starting in fiscal year 2017.  The reductions in service and interest costs for 2017 associated with this change in estimate were $100 and $500, respectively.

Nordson Corporation 56

A one-percentage point change in the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Health care trend rate:
Effect on total service and interest cost components in 2017	$562	$(446)	$10	$(8)
Effect on postretirement obligation as of October 31, 2017	$10,637	$(8,650)	$150	$(115)

Contributions to postretirement plans in 2018 are estimated to be approximately $2,200.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2018	$2,148	$8
2019	2,397	8
2020	2,592	9
2021	2,827	9
2022	3,066	9
2023-2027	18,330	59

Note 8 — Income taxes

Income tax expense includes the following:

	2017	2016	2015
Current:
U.S. federal	$54,878	$44,156	$36,875
State and local	3,731	2,256	1,623
Foreign	66,352	53,836	49,153
Total current	124,961	100,248	87,651
Deferred:
U.S. federal	3,596	(2,334)	4,950
State and local	1,164	563	1,031
Foreign	(5,232)	(1,826)	(3,881)
Total deferred	(472)	(3,597)	2,100
	$124,489	$96,651	$89,751

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $181,840, $156,723 and $140,044 in 2017, 2016 and 2015, respectively.

Our income tax provision for 2017 includes a discrete tax expense of $1,070 related to nondeductible acquisition costs.

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

Nordson Corporation 57

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2017	2016	2015
Statutory federal income tax rate	35.00%	35.00%	35.00%
Domestic Production Deduction	(1.48)	(1.43)	(1.47)
Foreign tax rate variances, net of foreign tax credits	(4.69)	(4.59)	(3.25)
State and local taxes, net of federal income tax benefit	0.76	0.50	0.43
Amounts related to prior years	0.03	(1.20)	(1.04)
Tax benefit from previously taxed dividends paid	—	(1.67)	—
Other – net	—	(0.38)	0.16
Effective tax rate	29.62%	26.23%	29.83%

The Domestic Production Deduction, enacted by the American Jobs Creation Act of 2004, allows a deduction with respect to income from certain United States manufacturing activities.

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $238,451, $211,771 and $160,818 in 2017, 2016 and 2015, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,026,793 and $757,501 at October 31, 2017 and 2016, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

At October 31, 2017 and 2016, total unrecognized tax benefits were $3,781 and $3,336, respectively. The amounts that, if recognized, would impact the effective tax rate were $3,273 and $2,775 at October 31, 2017 and 2016, respectively. During 2016, unrecognized tax benefits related primarily to foreign positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Balance at beginning of year	$3,336	$6,258	$5,812
Additions based on tax positions related to the current year	529	522	288
Additions for tax positions of prior years	621	310	331
Reductions for tax positions of prior years	(150)	(140)	(28)
Settlements	—	(3,091)	—
Lapse of statute of limitations	(555)	(523)	(145)
Balance at end of year	$3,781	$3,336	$6,258

At October 31, 2017 and 2016, we had accrued interest and penalty expense related to unrecognized tax benefits of $623 and $541, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2014 through 2017 tax years; tax years prior to the 2014 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2011. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.

Nordson Corporation 58

Significant components of deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:
Employee benefits	$84,109	$93,837
Other accruals not currently deductible for taxes	28,579	16,861
Tax credit and loss carryforwards	23,976	11,111
Inventory adjustments	8,778	7,915
Total deferred tax assets	145,442	129,724
Valuation allowance	(14,891)	(8,304)
Total deferred tax assets	130,551	121,420
Deferred tax liabilities:
Depreciation and amortization	252,489	171,209
Other - net	1,132	1,366
Total deferred tax liabilities	253,621	172,575
Net deferred tax liabilities	$(123,070)	$(51,155)

At October 31, 2017, we had $5,493 of tax credit carryforwards of which $27 will expire in 2022, and $5,466 of which has an indefinite carryforward period. We also had $21,929 Federal, $78,320 state and $13,174 foreign operating loss carryforwards, and $20,149 capital loss carryforward, of which $120,950 will expire in 2018 through 2037, and $12,622 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $6,587 in 2017 and a increase of $1,537 in 2016. The valuation allowance of $14,891 at October 31, 2017, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Note 9 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2017	2016
Maximum borrowings available under bank lines of credit (all foreign banks)	$75,041	$61,519
Outstanding borrowings / notes payable (all foreign bank debt)	—	2,141
Weighted-average interest rate on notes payable	—	4.35%
Unused bank lines of credit	$75,041	$59,378

Note 10 — Long-term debt

A summary of long-term debt is as follows:

	2017	2016
Revolving credit agreement, due 2020	$249,138	$244,680
Senior notes, due 2018-2025	172,600	200,000
Senior notes, due 2019-2027	100,000	100,000
Term loan, due 2018-2020	200,000	200,000
Term loan, due 2018-2022	705,000	—
Euro loan, due 2019	12,191	79,389
Private shelf facility, due 2018-2026	146,666	157,222
Development loans, due 2018-2026	1,218	1,344
Other	—	11
	1,586,813	982,646
Less current maturities	326,587	38,093
Less unamortized debt issuance costs(1)	3,829	1,782
Long-term maturities	$1,256,397	$942,771

Nordson Corporation 59

(1)

Prior to the adoption of new accounting guidance in the first quarter of 2017 (refer to Note 2), debt issuance costs of $1,782 were reflected in the Consolidated Balance Sheets in Other assets at October 31, 2016. Such amounts were reclassified to Long-term debt for comparative purposes.

Revolving credit agreement — This $600,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in February 2020. Payment of quarterly fees is required. The interest rate is variable based upon the LIBOR rate. The weighted average interest rate for borrowings under this agreement was 2.24 percent at October 31, 2017.

Senior notes, due 2018-2025 — These fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 4.11 years. The weighted-average interest rate at October 31, 2017 was 3.02 percent.

Senior notes, due 2019-2027 — These fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 6.24 years. The weighted-average interest rate at October 31, 2017 was 3.04 percent.

Term loan, due 2018-2020 — In 2015, we entered into a $200,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. $100,000 is due in three years with a weighted-average interest rate of 2.24 percent and $100,000 is due in five years with a weighted-average interest rate of 2.34 percent.

Term loan, due 2018-2022 — In 2017, we entered into a $705,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. $200,000 is due in 18 months with a weighted-average interest rate of 2.25 percent, $200,000 is due in three years with a weighted-average interest rate of 2.35 percent and $305,000 is due in five years with a weighted-average interest rate of 2.38 percent.

Euro loan, due 2019 — This Euro denominated loan was entered into in 2015 with Bank of America Merrill Lynch International Limited. It can be extended by one year at the end of the third and fourth anniversaries. The loan was amended in 2016 to extend the term by one year and increase the principal amount. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2017 was 1.00 percent.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $180,000 in 2015, and then increased to $200,000 in 2016. Borrowings under the agreement may be for up to 12 years and are unsecured. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2017, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent and at variable rates of 2.49 percent and 2.60 percent.

Development loans, due 2018-2026 — These fixed-rate loans with the State of Ohio and Cuyahoga County, Ohio were issued in 2011 in connection with the construction of our corporate headquarters building and are payable in monthly installments over 15 years beginning in 2011. The interest rate on the State of Ohio loan is 3.00 percent, and the interest rate on the Cuyahoga County loan is 3.50 percent.

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2017, are as follows: $326,587 in 2018; $40,924 in 2019; $617,876 in 2020; $38,187 in 2021 and $335,791 in 2022.

Note 11 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $17,938, $18,047 and $15,721 in 2017, 2016 and 2015, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Nordson Corporation 60

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2017	2016
Transportation equipment	$17,594	$15,991
Other	8,121	8,240
Total capitalized leases	25,715	24,231
Accumulated amortization	(11,408)	(10,235)
Net capitalized leases	$14,307	$13,996

At October 31, 2017, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2018	$6,353	$17,337
2019	4,463	13,324
2020	2,386	10,176
2021	884	8,381
2022	617	7,179
Later years	4,655	17,720
Total minimum lease payments	19,358	$74,117
Less amount representing executory costs	1,833
Net minimum lease payments	17,525
Less amount representing interest	3,019
Present value of net minimum lease payments	14,506
Less current portion	4,813
Long-term obligations at October 31, 2017	$9,693

Note 12 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at October 31, 2017:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,249	$—	$3,249	$—
Total assets at fair value	$3,249	$—	$3,249	$—
Liabilities:
Deferred compensation plans (b)	$11,004	$—	$11,004	$—
Foreign currency forward contracts (a)	2,959	—	2,959	—
Total liabilities at fair value	$13,963	$—	$13,963	$—

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

Nordson Corporation 61

in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.

Fair value disclosures related to goodwill and indefinite-lived intangible assets are disclosed in Note 6.

Note 13 — Financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2017, we recognized net gains of $329 on foreign currency forward contracts and net losses of $1,015 from the change in fair value of balance sheet positions. In 2016, we recognized net gains of $2,317 on foreign currency forward contracts and net losses of $312 from the change in fair value of balance sheet positions.  In 2015, we recognized net losses of $3,866 on foreign currency forward contracts and net gains of $3,862 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the contracts outstanding at October 31, 2017 and 2016:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
October 31, 2017 contract amounts:
Euro	$144,611	$141,720	$78,253	$76,892
Pound sterling	45,252	45,242	54,204	54,658
Japanese yen	24,904	24,349	28,358	27,401
Australian dollar	193	191	8,185	7,904
Hong Kong dollar	—	—	100,131	100,114
Singapore dollar	794	791	12,681	12,642
Others	5,413	5,312	51,930	50,688
Total	$221,167	$217,605	$333,742	$330,299
October 31, 2016 contract amounts:
Euro	$107,860	$105,635	$51,377	$50,495
Pound sterling	36,692	36,125	37,473	36,302
Japanese yen	31,844	31,000	23,998	23,185
Australian dollar	380	380	8,096	8,095
Hong Kong dollar	1,702	1,702	79,516	79,411
Singapore dollar	1,031	995	12,062	11,735
Others	1,863	1,832	32,511	32,066
Total	$181,372	$177,669	$245,033	$241,289

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2017 and 2016, net losses of $760 and net gains of $2,439, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

Nordson Corporation 62

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2017 and 2016, there were no significant concentrations of credit risk.

The carrying amounts and fair values of financial instruments, other than receivables and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	—	—	2,141	2,141
Long-term debt (including current portion)	1,582,984	1,587,920	980,864	992,060
Foreign currency forward contracts (net)	290	290	(39)	(39)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•	Notes payable are valued at their carrying amounts due to the relatively short period to maturity of the instruments.
•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs as described in Note 10.

•	Foreign currency forward contracts are estimated using quoted exchange rates, which are considered to be Level 2 inputs under the fair value hierarchy.

Note 14 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2017, 2016 or 2015.

Common — We have 160,000 authorized common shares without par value. At October 31, 2017 and 2016, there were 98,023 common shares issued. At October 31, 2017 and 2016, the number of outstanding common shares, net of treasury shares, was 57,715 and 57,307, respectively.

Common shares repurchased as part of publicly announced programs during 2017, 2016 and 2015 were as follows:

	Number	Total	Average
Year	of Shares	Amount	per Share
2017	—	$—	$—
2016	447	$31,877	$71.37
2015	5,360	$381,598	$71.19

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

Nordson Corporation 63

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited. For grants made during or after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $9,326, $7,874 and $8,772 for 2017, 2016 and 2015, respectively.

The following table summarizes activity related to stock options during 2017:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2016	1,881	$58.41
Granted	381	$107.68
Exercised	(316)	$45.13
Forfeited or expired	(24)	$81.92
Outstanding at October 31, 2017	1,922	$70.08	$108,823	6.4 years
Vested at October 31, 2017 or expected to vest	1,905	$69.84	$108,294	6.4 years
Exercisable at October 31, 2017	999	$54.23	$72,357	4.7 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$14 - $28	$29 - $65	$66 - $125
Number outstanding	139	516	1,267
Weighted-average remaining contractual life, in years	1.6	4.1	7.9
Weighted-average exercise price	$21.50	$49.83	$83.66
Number exercisable	139	516	344
Weighted-average exercise price	$21.50	$49.83	$74.09

As of October 31, 2017, there was $6,638 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

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

	2017	2016	2015
Expected volatility	26.0%-29.2%	29.1%-30.4%	30.3%-39.5%
Expected dividend yield	0.91%-1.17%	1.54%	1.06%-1.10%
Risk-free interest rate	1.89%-2.06%	1.78%-1.90%	1.57%˗1.85%
Expected life of the option (in years)	5.4-6.2	5.4-6.2	5.4˗6.1

The weighted-average expected volatility used to value options granted in 2017, 2016 and 2015 was 29.1 percent, 29.6 percent and 34.3 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2017, 2016 and 2015 was $28.86, $18.23 and $24.63, respectively.

Nordson Corporation 64

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $22,317, $17,271 and $10,406, respectively.

Cash received from the exercise of stock options for 2017, 2016 and 2015 was $14,086, $11,476 and $5,372, respectively. The tax benefit realized from tax deductions from exercises for 2017, 2016 and 2015 was $6,685, $3,476 and $3,661, respectively.

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

The following table summarizes activity related to restricted shares during 2017:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2016	60	$73.56
Granted	28	$109.04
Forfeited	(4)	$72.25
Vested	(26)	$74.08
Restricted at October 31, 2017	58	$90.38

As of October 31, 2017, there was $2,829 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.9 years. The amount charged to expense related to restricted shares was $2,127, $1,963 and $1,840 in 2017, 2016 and 2015, respectively. These amounts included common share dividends of $64, $60, and $51 in 2017, 2016 and 2015, respectively.

The following table summarizes activity related to restricted share units in 2017:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2016	0	$—
Granted	10	$97.43
Vested	(10)	$97.43
Restricted share units at October 31, 2017	0	$—

As of October 31, 2017, there was no remaining expense to be recognized related to outstanding restricted share units. The amount charged to expense related to restricted share units during 2017, 2016 and 2015 was $1,011, $974 and $972, respectively.

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

Nordson Corporation 65

The following table summarizes activity related to director deferred compensation share equivalent units during 2017:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2016	99	$41.72
Restricted stock units vested	6	$97.60
Dividend equivalents	1	$115.54
Distributions	(5)	$26.89
Outstanding at October 31, 2017	101	$46.74

The amount charged to expense related to director deferred compensation was $106, $158 and $91 in 2017, 2016 and 2015, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $103.75 and $104.49 for 2017, $67.69 per share for 2016 and $76.48 per share for 2015. The amounts charged to expense for executive officers and selected other key employees in 2017, 2016 and 2015 were $7,398, $7,083 and $3,459, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2017, and 2016 was $12,820 and $10,951, respectively.

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $264, $219 and $179 for 2017, 2016 and 2015, respectively.

Shares reserved for future issuance — At October 31, 2017, there were 2,781 of common shares reserved for future issuance through the exercise of outstanding options or rights.

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

No single customer accounted for 10 percent or more of sales in 2017, 2016 or 2015.

Nordson Corporation 66

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems		Advanced Technology Systems		Industrial Coating Systems	Corporate		Total
Year ended October 31, 2017
Net external sales	$916,019		$897,623		$253,340		$—		$2,066,982
Depreciation and amortization	29,118		49,535		5,559		6,642		90,854
Operating profit (loss)	253,580	(a)	228,062	(b)	43,991		(67,931)		457,702
Identifiable assets (e)	794,699		1,718,844		120,458		790,940	(d)	3,424,941
Expenditures for long-lived assets	35,310		21,135		9,108		6,005		71,558
Year ended October 31, 2016
Net external sales	$879,573		$676,329		$253,092		$—		$1,808,994
Depreciation and amortization	28,294		29,649		5,041		7,320		70,304
Operating profit (loss)	229,143	(a)	159,531	(b)	43,511	(c)	(43,754)		388,431
Identifiable assets (e)	751,153		1,080,711		140,169		463,642	(d)	2,435,675
Expenditures for long-lived assets	17,407		18,967		17,357		7,120		60,851
Year ended October 31, 2015
Net external sales	$836,066		$593,858		$258,742		$—		$1,688,666
Depreciation and amortization	28,097		25,430		4,973		6,694		65,194
Operating profit (loss)	195,902	(a)	120,940	(b)	41,458	(c)	(40,570)		317,730
Identifiable assets (e)	734,145		1,021,221		130,421		484,722	(d)	2,370,509
Expenditures for long-lived assets	12,880		36,182		5,112		7,913		62,087

(a)	Includes $2,618, $7,800 and $7,972 of severance and restructuring costs in 2017, 2016 and 2015, respectively.
(b)	Includes $(180), $1,054 and $3,060 of severance and restructuring costs in 2017, 2016 and 2015, respectively.
(c)	Includes $1,921 and $379 of severance and restructuring costs in 2016 and 2015, respectively.
(d)

Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets. Amounts for the years 2015 and 2016 have been adjusted to reflect the retrospective application of our reclassification of debt issuance costs upon the adoption of a new accounting standard, as described in Note 2.

(e)

Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

We have significant sales and long-lived assets in the following geographic areas:

	2017	2016	2015
Net external sales
United States	$647,657	$531,117	$529,893
Americas	147,026	124,657	129,325
Europe	530,812	503,869	462,565
Japan	147,189	122,054	107,797
Asia Pacific	594,298	527,297	459,086
Total net external sales	$2,066,982	$1,808,994	$1,688,666
Long-lived assets
United States	$216,352	$209,959	$187,212
Americas	1,552	1,730	1,735
Europe	98,921	23,943	21,231
Japan	5,939	6,408	5,876
Asia Pacific	23,647	31,089	33,886
Total long-lived assets	$346,411	$273,129	$249,940

Nordson Corporation 67

A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

	2017	2016	2015
Total profit for reportable segments	$457,702	$388,431	$317,730
Interest expense	(36,601)	(21,322)	(18,104)
Interest and investment income	1,124	728	558
Other-net	(1,934)	657	678
Income before income taxes	$420,291	$368,494	$300,862

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2017	2016	2015
Total assets for reportable segments	$3,424,941	$2,435,675	$2,370,509
Customer advance payments	34,654	26,175	22,884
Eliminations	(45,056)	(41,267)	(35,079)
Total consolidated assets	$3,414,539	$2,420,583	$2,358,314

Note 17 — Supplemental information for the statement of cash flows

	2017	2016	2015
Cash operating activities:
Interest paid	$36,450	$23,423	$17,312
Income taxes paid	118,096	102,592	72,175
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$6,509	$5,639	$5,562
Capitalized lease obligations terminated	670	1,033	672
Shares acquired and issued through exercise of stock options	170	212	445

Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2017:
Sales	$407,470	$496,137	$589,438	$573,938
Gross margin	225,138	275,512	326,265	312,088
Net income	49,988	64,523	101,456	79,835
Earnings per share:
Basic	0.87	1.12	1.76	1.38
Diluted	0.86	1.11	1.74	1.37
2016:
Sales	$372,220	$437,592	$489,899	$509,283
Gross margin	196,907	248,405	273,220	274,967
Net income	41,161	70,601	84,214	75,867
Earnings per share:
Basic	0.72	1.24	1.48	1.33
Diluted	0.72	1.23	1.46	1.31

The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods. The sum of other amounts for the four quarters may not always equal the annual amounts due to rounding.

During the fourth quarter of 2017, we recorded pre-tax severance and restructuring costs of $1,017 and we recorded pre-tax acquisition costs of $391 related to the acquisition of Vention.

Nordson Corporation 68

During the third quarter of 2017, we recorded pre-tax severance and restructuring costs of $703 and we recorded pre-tax acquisition costs of $865 related to Vention.

During the second quarter of 2017, we recorded pre-tax severance and restructuring costs of $491 and we recorded pre-tax acquisition costs of $13,415 related Vention. As a result, our income tax provision for the second quarter included a discrete tax expense of $2,600 related to nondeductible acquisition costs.

During the first quarter of 2017, we recorded pre-tax severance and restructuring costs of $227.

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

During the second quarter of 2016, we recorded pre-tax severance and restructuring costs of $1,633. Additionally, we recorded other income of $800 related to a favorable litigation settlement and a $1,192 favorable adjustment to unrecognized tax benefits related to the effective settlement of a tax exam. Furthermore, our income tax provision for the second quarter included a discrete tax benefit of $1,136 related to the effective settlement of a tax exam.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At October 31, 2017 and October 31, 2016, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $472 and $516, respectively.  The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation 69

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2017.

We completed the acquisitions of ACE Production Technologies, Inc. (“ACE”), Plas-Pak Industries, Inc. (“Plas-Pak”), InterSelect GmbH (“InterSelect”) and Vention Medical’s Advanced Technologies (“Vention”) on January 3, 2017, February 1, 2017, February 16, 2017 and March 31, 2017, respectively. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of October 31, 2017 did not include the internal control over financial reporting of ACE, Plas-Pak, InterSelect and Vention. The results of ACE, Plas-Pak, InterSelect and Vention are included in our consolidated financial statements from the date each business was acquired. The combined total assets of ACE, Plas-Pak, InterSelect and Vention represented 26 percent of our total assets at October 31, 2017. The combined net sales and net income of ACE, Plas-Pak, InterSelect and Vention represented 6 percent of our consolidated net sales and 4 percent of our net income for 2017.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2017.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2017. Their report is included herein.

/s/ Michael F. Hilton	/s/ Gregory A. Thaxton
President and	Senior Vice President, Chief Financial Officer
Chief Executive Officer	December 15, 2017
December 15, 2017

Nordson Corporation 70

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nordson Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ACE Production Technologies, Inc., Plas-Pak Industries, Inc., InterSelect GmbH and Vention Medical’s Advanced Technologies, which are included in the 2017 consolidated financial statements of Nordson Corporation and on a combined basis constituted 26% of total assets as of October 31, 2017 and 6% of net sales and 4% of  net income for the year then ended. Our audit of internal control over financial reporting of Nordson Corporation also did not include an evaluation of the internal control over financial reporting of ACE Production Technologies, Inc., Plas-Pak Industries, Inc., InterSelect GmbH and Vention Medical’s Advanced Technologies.

In our opinion, Nordson Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nordson Corporation as of October 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017 of Nordson Corporation and our report dated December 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Cleveland, Ohio
December 15, 2017

Nordson Corporation 71

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nordson Corporation

We have audited the accompanying consolidated balance sheets of Nordson Corporation as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nordson Corporation at October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nordson Corporation’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 15, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Cleveland, Ohio
December 15, 2017

Nordson Corporation 72

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (senior vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2017. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2017 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)

Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Nordson Corporation 73

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors Whose Terms Expire in 2021” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors Whose Terms Expire in 2021” of our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Executive Officers of the Company.”

We have adopted a code of ethics and business conduct for all employees and directors, including the principal executive officer, other executive officers, principal finance officer and other finance personnel. A copy of the code of ethics is available free of charge on our Web site at http://www.nordson.com/en/our-company/corporate-governance. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics and business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2017,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits Table,” “Nonqualified Deferred Compensation” and “Potential Benefits Upon Termination” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,922	$70.08	2,900
Equity compensation plans not approved by security holders	—	—	—
Total	1,922	$70.08	2,900

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Nordson Corporation 74

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst & Young LLP” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Nordson Corporation 75

PART IV

Item 15.  Exhibits and Financial Statement Schedule

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ended October 31, 2017

Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2017

Consolidated Balance Sheets as of October 31, 2017 and October 31, 2016

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2017

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2017.

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
(2)	Plan of Acquisition, Reorganization or Arrangement
2-a

Agreement and Plan of Merger, dated as of February 20, 2017, by and among Nordson Corporation, Viking Merger Corp., Vention Medical Holdings, Inc. and VMHI Rep Services, LLC (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated April 5, 2017)**

2-b

First Amendment to Agreement and Plan of Merger, dated as of March 30, 2017, by and among Nordson Corporation, Viking Merger Corp., Vention Medical Holdings, Inc. and VMHI Rep Services, LLC (incorporated herein by reference to Exhibit 2.2 to Registrant’s Form 8-K dated April 5, 2017)

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

Master Note Purchase Agreement dated July 28, 2015 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015)

4-k

First Amendment and Joinder to Term Loan Agreement, dated as of March 31, 2017, by and among Nordson Corporation, the lenders party thereto and PNC Bank, National Association, as administrative agent and lender, and Term Loan Agreement, dated as of February 21, 2017, by and among Nordson Corporation, the lenders party thereto, PNC Bank, National Association, as lender and administrative agent, the joint lead arrangers and joint bookrunners party thereto, the co-syndication agents party thereto and the co-documentation agents party thereto (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated April 5, 2017)

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

First Amendment to the Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)

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
10-g-3

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award – Key Employees (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-4

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award – Executive Officers (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-4 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-5

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-6

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-7	Amended and Restated Nordson Corporation Directors’ Deferred Compensation Sub-Plan*
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
101

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2017, 2016 and 2015 (iii) the Consolidated Balance Sheets at October 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.
**

Certain exhibits and schedules have been omitted and the Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Nordson Corporation 79

Item 16. Form 10-K Summary

None.

Nordson Corporation 80

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 15, 2017	By:	/s/ Gregory A. Thaxton
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

Signatures	Title	Date

/s/ Michael F. Hilton	Director, President and Chief Executive Officer (Principal Executive Officer)	December 15, 2017
Michael F. Hilton

/s/ Gregory A. Thaxton	Senior Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 15, 2017
Gregory A. Thaxton

/s/ Joseph P. Keithley	Chairman of the Board	December 15, 2017
Joseph P. Keithley

/s/ Lee C. Banks	Director	December 15, 2017
Lee C. Banks

/s/ Randolph W. Carson	Director	December 15, 2017
Randolph W. Carson

/s/ Arthur L. George, Jr.	Director	December 15, 2017
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 15, 2017
Frank M. Jaehnert

/s/ Michael J. Merriman, Jr.	Director	December 15, 2017
Michael J. Merriman, Jr.

/s/ Mary G. Puma	Director	December 15, 2017
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 15, 2017
Victor L. Richey, Jr.

Nordson Corporation 82

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year
Allowance for Doubtful Accounts
2015	$4,487	1,014	773	(226)	$4,502
2016	$4,502	1,867	945	111	$5,535
2017	$5,535	4,030	349	575	$9,791
Inventory Obsolescence and Other Reserves
2015	$26,744	9,487	6,741	(1,260)	$28,230
2016	$28,230	6,719	6,096	471	$29,324
2017	$29,324	8,888	4,530	(542)	$33,140

Nordson Corporation 83