Form 10-Q
period 2018-01-31
NORDSON CORP
filed 2018-03-05
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of January 31, 2018:  57,972,664

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
	January 31, 2018	January 31, 2017
(In thousands, except for per share data)
Sales	$550,424	$407,470
Operating costs and expenses:
Cost of sales	249,421	182,332
Selling and administrative expenses	183,280	149,220
	432,701	331,552
Operating profit	117,723	75,918
Other income (expense):
Interest expense	(11,317)	(5,641)
Interest and investment income	289	273
Other - net	(3,177)	(157)
	(14,205)	(5,525)
Income before income taxes	103,518	70,393
Income taxes	(1,037)	20,405
Net income	$104,555	$49,988
Average common shares	57,755	57,349
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	1,119	674
Average common shares and common share equivalents	58,874	58,023
Basic earnings per share	$1.81	$0.87
Diluted earnings per share	$1.78	$0.86
Dividends declared per share	$0.30	$0.27

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	January 31, 2018	January 31, 2017
(In thousands)
Net income	$104,555	$49,988
Components of other comprehensive income (loss):
Translation adjustments	38,582	(5,751)
Amortization of prior service cost and net actuarial losses, net of tax	1,509	1,691
Total other comprehensive income (loss)	40,091	(4,060)
Total comprehensive income	$144,646	$45,928

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2018	October 31, 2017
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$132,842	$90,383
Receivables - net	488,282	505,087
Inventories - net	275,690	264,266
Prepaid expenses	31,221	28,636
Total current assets	928,035	888,372
Property, plant and equipment - net	356,774	346,411
Goodwill	1,622,125	1,589,210
Intangible assets - net	547,987	547,180
Deferred income taxes	12,273	11,020
Other assets	33,442	32,346
Total assets	$3,500,636	$3,414,539
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$82,081	$86,016
Income taxes payable	19,753	22,310
Accrued liabilities	137,457	173,366
Customer advanced payments	38,787	34,654
Current maturities of long-term debt	326,587	326,587
Current obligations under capital leases	5,108	4,813
Total current liabilities	609,773	647,746
Long-term debt	1,258,843	1,256,397
Deferred income taxes	90,669	134,090
Pension obligations	111,290	111,666
Postretirement obligations	74,131	73,589
Other long-term liabilities	60,809	35,558
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	426,298	412,785
Retained earnings	2,251,831	2,164,597
Accumulated other comprehensive loss	(94,344)	(134,435)
Common shares in treasury, at cost	(1,300,917)	(1,299,707)
Total shareholders' equity	1,295,121	1,155,493
Total liabilities and shareholders' equity	$3,500,636	$3,414,539

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Three months ended	January 31, 2018	January 31, 2017
(In thousands)
Cash flows from operating activities:
Net income	$104,555	$49,988
Depreciation and amortization	26,285	18,497
Non-cash stock compensation	6,987	3,476
Deferred income taxes	(45,426)	813
Other non-cash expense	(202)	1,603
(Gain) loss on sale of property, plant and equipment	748	(185)
Changes in operating assets and liabilities	16,331	6,959
Net cash provided by operating activities	109,278	81,151
Cash flows from investing activities:
Additions to property, plant and equipment	(16,681)	(10,079)
Proceeds from sale of property, plant and equipment	68	3,500
Equity investments	—	(2,598)
Acquisition of businesses, net of cash acquired	(43,284)	(14,000)
Net cash used in investing activities	(59,897)	(23,177)
Cash flows from financing activities:
Proceeds from short-term borrowings	996	4,463
Repayment of short-term borrowings	(1,006)	(2,492)
Proceeds from long-term debt	32,981	15,028
Repayment of long-term debt	(31,355)	(43,642)
Repayment of capital lease obligations	(1,415)	(1,436)
Issuance of common shares	10,306	8,246
Purchase of treasury shares	(4,989)	(3,080)
Dividends paid	(17,321)	(15,475)
Net cash used in financing activities	(11,803)	(38,388)

Effect of exchange rate changes on cash	4,881	833
Increase in cash and cash equivalents	42,459	20,419
Cash and cash equivalents:
Beginning of year	90,383	67,239
End of period	$132,842	$87,658

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2018

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the accompanying balance sheet. Revenues deferred in 2018 and 2017 were not material.

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  No options were excluded from the calculation of diluted earnings per share for each of the three months ended January 31, 2018 and January 31, 2017.

2.	Recently issued accounting standards

New accounting guidance adopted:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, in the statements of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We adopted this new standard during the first quarter of 2018. As a result, net excess tax benefits of $4,748 were recognized as a reduction of income tax expense during the three months ended January 31, 2018. The cash flow classification requirements of this new standard were applied retrospectively. As a result, excess tax benefits of $4,748 are reported as Net cash provided by operating activities for the three months ended January 31,

Nordson Corporation

2018 and $3,144 of excess tax benefits were reclassified from Net cash used in financing activities to Net cash provided by operating activities for the three months ended January 31, 2017. This new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statements of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change was immaterial to the statements of cash flows. Additionally, we elected to continue to estimate forfeitures rather than account for them as they occur.

New accounting guidance issued and not yet adopted:

In May 2014, the FASB issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. The new standard is effective for us beginning November 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (modified retrospective method). We have not yet selected a transition method; however, we are currently anticipating using the modified retrospective method, but will base the final decision on the results of our assessment once complete. Our initial analysis of identifying revenue streams and evaluating a representative sample of contracts and other agreements with our customers is complete. We are in the process of assessing the impact of the new standard, if any, on our business processes, systems and controls. We will finalize our evaluation of potential differences that may result from applying the new standard to our contracts with customers in 2018 and provide updates on our progress in future filings.

In February 2016, the FASB issued a new standard which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. It will be effective for us beginning November 1, 2019. We are currently assessing the impact this standard will have on our consolidated financial statements.

In March 2017, the FASB issued a new standard which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. Additionally, only the service cost component will be eligible for capitalization in assets. It will be effective for us beginning November 1, 2018. Early adoption is permitted.  We are currently assessing the impact this standard will have on our consolidated financial statements.

3.	Acquisitions

2018 acquisition

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $44,032, net of $748 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $20,078 and identifiable intangible assets of $7,900 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years), $2,500 of technology (amortized over 7 years) and $400 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2018, the purchase price allocations remain preliminary as we complete our assessments of income taxes, intangible assets and certain reserves.

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

Nordson Corporation

allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. We determined the estimated fair values based on independent appraisals, discounted cash flow analyses, quoted market prices, replacement cost analyses and estimates made by management.

Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $434,625, of which $37,200 is tax deductible, and identifiable intangible assets of $286,000 were recorded. The identifiable intangible assets consist primarily of $240,000 of customer relationships (amortized over 14 years), $2,000 of tradenames (amortized over 6 years), and $44,000 of technology, consisting of $36,000 (amortized over 14 years) and $8,000 (amortized over 10 years). Goodwill represents the value we expect to achieve through the expansion of our existing medical platform. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2018, the purchase price allocations are considered preliminary as we complete our assessments of income taxes.  No purchase price allocation adjustments were made during the first quarter of 2018.

Also on March 31, 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.66% at January 31, 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention. We were in compliance with all covenants at January 31, 2018.

Pro forma sales and results of operations for the following 2017 acquisitions, had they occurred at the beginning of the applicable fiscal year ended October 31, are not material, and accordingly, are not provided.

On February 16, 2017, we purchased 100 percent of the outstanding shares of InterSelect GmbH (“InterSelect”), a German designer and manufacturer of selective soldering systems used in a variety of automotive, aerospace and industrial electronics assembly applications. We acquired InterSelect for an aggregate purchase price of $5,432, net of cash acquired of $492. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,548 and identifiable intangible assets of $1,879 were recorded. The identifiable intangible assets consist primarily of $1,109 of customer relationships (amortized over 9 years), $348 of tradenames (amortized over 12 years), and $422 of technology (amortized over 9 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2018, the purchase price allocations are complete.

On February 1, 2017, we purchased 100 percent of the outstanding shares of Plas-Pak Industries, Inc. (“Plas-Pak”), a Norwich, Connecticut designer and manufacturer of injection molded, single-use plastic dispensing products. Plas-Pak’s broad product offering includes two-component (2K) cartridges for industrial and commercial do-it-yourself adhesives, dial-a-dose calibrated syringes for veterinary and animal health applications, and specialty syringes for pesticide, dental and other markets. We acquired Plas-Pak for an aggregate purchase price of $70,798, net of cash acquired of $543. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $24,995 and identifiable intangible assets of $33,800 were recorded. The identifiable intangible assets consist primarily of $23,700 of customer relationships (amortized over 17 years), $4,100 of tradenames (amortized over 12 years), $5,000 of technology (amortized over 9 years) and $1,000 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2018, the purchase price allocations are complete.

On January 3, 2017, we purchased certain assets of ACE Production Technologies, Inc. (“ACE”), a Spokane, Washington based designer and manufacturer of selective soldering systems used in a variety of automotive and industrial electronics assembly applications. We acquired the assets for an aggregate purchase price of $13,761.  Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $6,383 and identifiable intangible assets of $5,010 were recorded. The identifiable intangible assets consist primarily of $2,800 of customer relationships (amortized over 7 years), $1,000 of tradenames (amortized over 11 years), $1,100 of technology (amortized over 7 years) and $110 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2018, the purchase price allocations are complete.

Nordson Corporation

4.	Inventories

At January 31, 2018 and October 31, 2017, inventories consisted of the following:

	January 31, 2018	October 31, 2017
Raw materials and component parts	$107,752	$105,424
Work-in-process	45,331	45,743
Finished goods	168,075	152,923
	321,158	304,090
Obsolescence and other reserves	(38,285)	(33,140)
LIFO reserve	(7,183)	(6,684)
	$275,690	$264,266

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2018 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210
Acquisition	—	20,078	—	20,078
Currency effect	7,561	5,276	—	12,837
Balance at January 31, 2018	$399,856	$1,198,211	$24,058	$1,622,125

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2018 and October 31, 2017.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$487,946	$113,320	$374,626
Patent/technology costs	156,919	52,741	104,178
Trade name	97,322	30,215	67,107
Non-compete agreements	11,732	9,657	2,075
Other	1,393	1,392	1
Total	$755,312	$207,325	$547,987

	October 31, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,536	$102,033	$378,503
Patent/technology costs	150,581	48,669	101,912
Trade name	93,281	28,366	64,915
Non-compete agreements	11,142	9,298	1,844
Other	1,384	1,378	6
Total	$736,924	$189,744	$547,180

Amortization expense for the three months ended January 31, 2018 and 2017 was $13,889 and $7,630, respectively.

Nordson Corporation

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2018 and January 31, 2017 were:

	U.S.		International
Three Months Ended	2018	2017	2018	2017
Service cost	$3,821	$3,058	$510	$534
Interest cost	3,500	3,211	410	348
Expected return on plan assets	(5,491)	(5,177)	(380)	(285)
Amortization of prior service cost (credit)	(8)	12	(80)	(70)
Amortization of net actuarial loss	2,156	2,327	529	599
Total benefit cost	$3,978	$3,431	$989	$1,126

The components of other postretirement benefit cost for the three months ended January 31, 2018 and January 31, 2017 were:

	U.S.		International
Three Months Ended	2018	2017	2018	2017
Service cost	$221	$221	$5	$5
Interest cost	628	587	5	5
Amortization of prior service cost (credit)	(25)	(41)	—	—
Amortization of net actuarial (gain) loss	249	229	(5)	(4)
Total benefit cost	$1,073	$996	$5	$6

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three months ended January 31, 2018 and January 31, 2017 were     -1.0% and 29.0%, respectively. The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to recently enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

The Act was enacted into law on December 22, 2017.  It reduces the U.S. federal corporate income tax rate from 35% to 21%.  We have an October 31 fiscal year-end, therefore the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for our fiscal year ending October 31, 2018, and 21% for subsequent fiscal years.  The statutory tax rate of 23.3% was applied to earnings in the current quarter.

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax.  As a result, we recorded a provisional tax benefit of $45,213 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $23,124 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $22,089 in income tax expense for the three months ended January 31, 2018.  We intend to pay the transition tax in installments over the eight year period allowable under the Act. The transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at January 31, 2018.  The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after the underlying temporary differences and foreign earnings are finalized.  Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision for the three months ended January 31, 2018 includes a discrete tax benefit of $4,748.

Nordson Corporation

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2017	$(28,423)	$(106,012)	$(134,435)
Pension and postretirement plan changes, net of tax of $(460)	—	1,509	1,509
Currency translation losses	38,582	—	38,582
Balance at January 31, 2018	$10,159	$(104,503)	$(94,344)

9.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon the occurrence of events that involve or may result in a change of control.  For grants made prior to November 2012, vesting ceases upon retirement, death and disability, and unvested shares are forfeited.  For grants made during and after November 2012, in the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,617 and $2,322 in the three months ended January 31, 2018 and 2017, respectively.

The following table summarizes activity related to stock options for the three months ended January 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2017	1,922	$70.08
Granted	368	$127.67
Exercised	(200)	$51.42
Forfeited or expired	(4)	$95.87
Outstanding at January 31, 2018	2,086	$81.98	$128,781	7.0 years
Vested or expected to vest at January 31, 2018	2,056	$81.47	$127,958	6.9 years
Exercisable at January 31, 2018	1,142	$63.37	$91,738	5.4 years

As of January 31, 2018, there was $15,201 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

Nordson Corporation

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2018	January 31, 2017
Expected volatility	24.0%-26.7%	29.0%-29.2%
Expected dividend yield	0.97%	1.17%
Risk-free interest rate	2.09%-2.20%	1.89%-2.01%
Expected life of the option (in years)	5.4-6.2	5.4-6.2

The weighted-average expected volatility used to value the 2018 and 2017 options was 25.0%, and 29.1%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2018 and 2017 was $31.42 and $28.86, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2018 and 2017 was $18,723 and $12,450, respectively.

Cash received from the exercise of stock options for the three months ended January 31, 2018 and 2017 was $10,306 and $8,246, respectively.

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

The following table summarizes activity related to restricted shares during the three months ended January 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2017	58	$90.38
Granted	20	$127.68
Vested	(22)	$85.16
Restricted shares at January 31, 2018	56	$105.73

As of January 31, 2018, there was $4,678 of unrecognized compensation cost related to restricted shares.  The cost is expected to be amortized over a weighted average period of 2.2 years.  The amount charged to expense related to restricted shares during the three months ended January 31, 2018 and 2017 was $754 and $578, respectively. These amounts included common share dividends for the three months ended January 31, 2018 and 2017 of $17 and $16, respectively.

Nordson Corporation

The following table summarizes activity related to restricted share units during the three months ended January 31, 2018:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2017	0	$—
Granted	8	$126.38
Restricted share units at January 31, 2018	8	$126.38

As of January 31, 2018, there was $751 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years.  The amount charged to expense related to restricted share units during each of the three months ended January 31, 2018 and 2017 was $253.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2017	101	$46.74
Dividend equivalents	1	$147.42
Outstanding at January 31, 2018	102	$46.95

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2018 and 2017 was $31 and $26, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $123.45 for 2018, $103.75 and $104.49 per share for 2017 and $67.69 per share for 2016.  During the three months ended January 31, 2018 and 2017, $3,349 and $252 was charged to expense, respectively. The cumulative amount recorded in shareholders’ equity at January 31, 2018 was $10,471.

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

Nordson Corporation

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2018 and 2017:

	January 31, 2018	January 31, 2017
Beginning balance at October 31	$13,377	$11,770
Accruals for warranties	3,231	2,764
Warranty payments	(3,101)	(2,514)
Currency effect	383	(70)
Ending balance	$13,890	$11,950

11.	Operating segments

We conduct business across three primary business segments:  Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems.  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.  The accounting policies of the segments are the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2017.

The following table presents information about our segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
January 31, 2018
Net external sales	$220,864		$271,701	$57,859	$—	$550,424
Operating profit (loss)	53,315	(a)	67,268	10,160	(13,020)	117,723
Three months ended
January 31, 2017
Net external sales	$207,837		$145,360	$54,273	$—	$407,470
Operating profit (loss)	53,056	(a)	26,363	7,085	(10,586)	75,918

(a)	Includes $1,067 and $227 of severance and restructuring costs in the three months ended January 31, 2018 and 2017, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended
	January 31, 2018	January 31, 2017
Total profit for reportable segments	$117,723	$75,918
Interest expense	(11,317)	(5,641)
Interest and investment income	289	273
Other-net	(3,177)	(157)
Income before income taxes	$103,518	$70,393

We have significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2018	January 31, 2017
United States	$165,831	$125,521
Americas	34,279	30,042
Europe	141,938	119,159
Japan	65,869	24,177
Asia Pacific	142,507	108,571
Total net external sales	$550,424	$407,470

Nordson Corporation

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at January 31, 2018:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	4,640	—	4,640	—
Total assets at fair value	$4,640	$—	$4,640	$—
Liabilities:
Deferred compensation plans (b)	$12,774	$—	$12,774	$—
Foreign currency forward contracts (a)	5,314	—	5,314	—
Total liabilities at fair value	$18,088	$—	$18,088	$—

(a)

We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.  Foreign currency forward contracts are valued using market exchange rates.  Foreign currency forward contracts are not designated as hedges. Unrealized gains on foreign currency forward contracts are classified in Receivables-net and losses on foreign currency forward contracts are classified in Accrued liabilities on the Consolidated Balance Sheets.

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended January 31, 2018, we recognized losses of $964 on foreign currency forward contracts and losses of $982 from the change in fair value of balance sheet positions.  For the three months ended January 31, 2017, we recognized losses of $213 on foreign currency forward contracts and gains of $203 from the change in fair value of balance sheet positions.

Nordson Corporation

The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2018:

	Sell		Buy
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Euro	$151,860	$156,357	$82,214	$83,310
British pound	42,565	43,469	54,821	57,017
Japanese yen	55,161	56,229	25,348	25,996
Australian dollar	559	564	7,874	8,317
Hong Kong dollar	—	—	107,854	107,503
Singapore dollar	975	996	12,738	13,116
Others	6,626	6,741	52,464	53,970
Total	$257,746	$264,356	$343,313	$349,229

The carrying amounts and fair values of financial instruments at January 31, 2018, other than cash and cash equivalents, receivables and accounts payable, are shown in the table below.  The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Long-term debt, including current maturities	1,585,430	1,582,964
Foreign currency forward contracts (net)	(674)	(674)

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

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, sealants, biomaterials, polymers, plastics and other materials, and fluid management; to test and inspect for quality; and to treat and cure surfaces.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 7,500 employees and direct operations in more than 35 countries.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2017. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2017.

Results of Operations

Sales

Sales – Worldwide sales for the three months ended January 31, 2018 were $550,424, an increase of 35.1% from sales of $407,470 for the comparable period of 2017. Sales volume increased 30.4%, consisting of 18.6% organic growth and 11.8% from the first year effect of the ACE, InterSelect, Plas-Pak, Vention, and Sonoscan acquisitions. Favorable currency translation effects increased sales by 4.7%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2018 were $220,864 compared to $207,837 in the comparable period of 2017, an increase of $13,027, or 6.3%. The increase was due to favorable currency effects that increased sales 5.7%, and a sales volume increase of 0.6%. Within this segment, sales volume increased in the Japan and Asia Pacific regions. Growth in general product assembly, rigid packaging, and nonwovens product lines was offset by polymer processing product lines.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2018 were $271,701 compared to $145,360 in the comparable period of 2017, an increase of $126,341, or 86.9%. The increase was due to a sales volume increase of 83.3%, as well as favorable currency effects that increased sales by 3.6%. The sales volume increase consisted of 50.1% from organic volume and 33.2% from the first year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions, and was most pronounced in the United States and Japan. Growth was driven by increased demand for test and inspection and automated dispensing solutions serving electronics end markets, as well as continued strength in fluid management product lines serving medical and industrial end markets.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2018 were $57,859 compared to $54,273 in the comparable period of 2017, an increase of $3,586, or 6.6%. The increase was due to favorable currency effects that increased sales by 3.4% and a sales volume increase of 3.2%. Within this segment, sales volume increased in all geographic regions, except for the Americas. Growth in powder, container, and liquid finishing product lines serving industrial end markets was offset by softness in cold materials product lines serving automotive end markets.

Nordson Corporation

Sales outside the United States accounted for 69.9% of our sales in the three months ended January 31, 2018 compared to 69.2% for the comparable period of 2017. On a geographic basis, sales in the United States were $165,831, an increase of 32.1% from 2017. The increase in sales volume consisted of 5.1% from organic volume and 27.0% from acquisitions. In the Americas region, sales were $34,279, an increase of 14.1% from 2017, with volume increasing 11.3%, and favorable currency effects of 2.8%. The increase in sales volume consisted of 16.4% from acquisitions, offset by a 5.1% decrease in organic volume. Sales in Europe were $141,938, an increase of 19.1% from 2017, with favorable currency effects of 11.2% and volume increasing 7.9%. The increase in sales volume consisted of 5.3% from acquisitions, and 2.6% from organic volume. Sales in Japan were $65,869, an increase of 172.4% from 2017, with volume increasing 171.2% and favorable currency effects of 1.2%. The increase in sales volume consisted of 168.4% from organic volume and 2.8% from acquisitions. Sales in the Asia Pacific region were $142,507, an increase of 31.3% from 2017, with volume increasing 27.2% and favorable currency effects of 4.1%. The increase in sales volume consisted of 25.0% from organic volume and 2.2% from acquisitions.

Operating profit – Cost of sales for the three months ended January 31, 2018 were $249,421, up from $182,332 in the comparable period of 2017. Gross profit, expressed as a percentage of sales, decreased to 54.7% for this same period from 55.3% in 2017. Of the 0.6 percentage point decline in gross margin, unfavorable product mix contributed 1.0 percentage point, and short-term purchase price accounting charges for acquired inventory contributed 0.2 percentage points. The 0.6 percentage point offset was due to favorable currency translation effects.

Selling and administrative expenses for the three months ended January 31, 2018 were $183,280, compared to $149,220 in the comparable period of 2017. The 22.8% increase includes 9.5% primarily in support of higher sales growth, 9.3% due to the first year effect of acquisitions, 3.4% due to currency translation effects and 0.6% due to severance and restructuring costs in the current period.

Selling and administrative expenses as a percentage of sales decreased to 33.3% for the three months ended January 31, 2018 compared to 36.6% in the comparable period of 2017. Of the 3.3 percentage point improvement,  5.8 percentage points is due to leveraging higher sales growth in our Adhesive Dispensing Systems and Advanced Technology Systems segments, and 0.1 percentage points is due to favorable currency translation cost.  This improvement was partially offset by 2.5 percentage points due to the first year effect of acquisitions, and 0.1 percentage points is primarily due to higher severance and restructuring expenses in the current period.

During the three months ended January 31, 2018, we recognized severance and restructuring costs of $1,067.  These costs were all recognized within our Adhesives Dispensing Systems segment, and are associated with a restructuring initiative to consolidate certain facilities in the U.S. Additional costs related to this initiative are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were favorably impacted by a weaker dollar primarily against the Euro and British Pound during 2018 as compared to 2017.

Operating profit as a percentage of sales increased to 21.4% for the three months ended January 31, 2018 compared to 18.6% in the comparable period of 2017. Of the 2.8 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 5.8 percentage points and favorable currency translation effects contributed 0.9 percentage points.  This improvement was offset by 2.6 percentage points due to the first year effect of acquisitions, 1.0 percentage points due to dilution in gross margin related to the consolidation of certain facilities in the U.S., 0.2 percentage points due to short term purchase price accounting charges for acquired inventory and 0.1 percentage points due to higher severance and restructuring expenses.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 24.1% for the three months ended January 31, 2018 compared to 25.5% in the comparable period of 2017. Of the 1.4 percentage point decline in operating margin, dilution in gross margin contributed 1.3 percentage points due to the consolidation of certain facilities in the U.S., unfavorable leverage of selling and administrative expenses contributed 1.0 percentage point, and higher severance and restructuring expenses contributed 0.4 percentage points.  These decreases were offset by a 1.3 percentage point increase due to favorable currency translation effects.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 24.8% for the three months ended January 31, 2018 compared to 18.1% in the comparable period of 2017. Of the 6.7 percentage point increase in operating margin, favorable leverage of our selling and administrative expenses contributed 13.2 percentage points and favorable currency translation effects added 0.4 percentage points.  These increases were offset by 4.9 percentage points due to the first year effect of acquisitions, 1.7 percentage points due to unfavorable product mix, and 0.3 percentage points due to short term purchase price accounting charges for acquired inventory.

Nordson Corporation

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 17.6% for the three months ended January 31, 2018 compared to 13.1% in the comparable period of 2017. Of the 4.5 percentage point increase in operating margin, favorable product mix contributed 2.7 percentage points, favorable currency translation effects contributed 1.0 percentage points, and favorable leverage of our selling and administrative expenses added 0.8 percentage points.

Interest and other income (expense) - Interest expense for the three months ended January 31, 2018 was $11,317, up from $5,641 for the comparable period of 2017. The increase was due to higher average borrowing levels between periods.Other expense was $3,177 for the three months ended January 31, 2018, compared to other expense of $157 for the comparable period of 2017. Included in the current year’s other expense is $1,945 of foreign currency losses and $748 primarily related to the write off of building improvements.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2018 is -1.0% compared to 29.0% for the three months ended January 31, 2017.  The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to recently enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

The Act was enacted into law on December 22, 2017.  It reduces the U.S. federal corporate income tax rate from 35% to 21%.  We have an October 31 fiscal year-end, therefore the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for our fiscal year ending October 31, 2018, and 21% for subsequent fiscal years.  The statutory tax rate of 23.3% was applied to earnings in the current quarter.

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax.  As a result, we recorded a provisional tax benefit of $45,213 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $23,124 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $22,089 in income tax expense for the three months ended January 31, 2018.  We intend to pay the transition tax in installments over the eight year period allowable under the Act. The transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at January 31, 2018.  The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after the underlying temporary differences and foreign earnings are finalized.  Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

The Act also establishes new tax laws that will affect future tax years, including, but not limited to, the creation of the base erosion anti-abuse tax, impact of foreign derived intangible income, and a new provision designed to tax global intangible low-taxed income. These provisions are not effective until our fiscal year ending October 31, 2019 and, as such, have not been incorporated into the current period tax provision.  We continue to evaluate the future impacts of these provisions and there can be no assurance of what impact these provisions or the Act in its totality will have on our business, financial condition and results of operations. In addition, in the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Act, we will use what we believe are reasonable interpretations and assumptions in applying the Act, but it is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could materially adversely impact our cash, tax liabilities, financial condition and results of operations.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result our income tax provision for the three months ended January 31, 2018 includes a discrete tax benefit of $4,748.

Net income – Net income for the three months ended January 31, 2018 was $104,555, or $1.78 per diluted share, compared to $49,988, or $0.86 per diluted share, in the same period of 2017. This represents a 109.2% increase in net income and a 107.0% increase in diluted earnings per share. The impact on net income and diluted earnings per share due to U.S. Tax Reform for the three months ended January 31, 2018 was a benefit of $22,089 and $0.37, respectively.

Nordson Corporation

Foreign Currency Effects

In the aggregate, average exchange rates for 2018 used to translate international sales and operating results into U.S. dollars were favorable compared with average exchange rates existing during 2017.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended January, 2018 were translated at exchange rates in effect during the same period of 2017, sales would have been approximately $18,964 lower while third-party costs and expenses would have been approximately $10,439 lower.

Financial Condition

Liquidity and Capital Resources

During the three months ended January 31, 2018, cash and cash equivalents increased $42,459.  Cash provided by operations during this period was $109,278, compared to $81,151 for the three months ended January 31, 2017.  Cash of $92,947 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $74,192 for the comparable period of 2017.  Changes in operating assets and liabilities provided $16,331 of cash in the three months ended January 31, 2018, compared to $6,959 in the comparable period of 2017.

Cash used in investing activities was $59,897 for the three months ended January 31, 2018, compared to $23,177 in the comparable period of the prior year.  In the current year, net cash of $43,284 was used for the Sonoscan acquisition. Capital expenditures in the three months ended January 31, 2018 were $16,681, compared to $10,079 in the comparable period of 2017, due primarily to U.S. facility consolidation efforts.

Cash used in financing activities was $11,803 for the three months ended January 31, 2018, compared to $38,388 used in the comparable period of 2017.  Net repayments of long-term debt and short-term borrowings provided $1,616, compared to $26,643 used in the comparable period of the prior year. Cash of $4,989 was used for the purchase of treasury shares tendered for taxes related to vesting of restricted stock and cash of $17,321 was used for dividend payments. Issuance of common shares related to employee benefit plans generated $10,306 compared to $8,246 in 2017.

The following is a summary of significant changes in balance sheet captions from October 31, 2017 to January 31, 2018. Receivables decreased $16,805 due to higher collections. Inventories increased $11,424 due to the Sonoscan acquisition and expected order activity in the second quarter. Net property, plant and equipment increased $10,363 due to capital expenditures of $16,681, offset by depreciation expense. Goodwill increased $32,915 due primarily to the Sonoscan acquisition and the effects of foreign currency translation. The decrease of $35,909 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter. The decrease in deferred income taxes liability of $43,421 was primarily due to the impact of U.S. Tax reform. The increase in other long-term liabilities of $25,251 was primarily due to accruing for the payment of the one-time transition tax associated with the U.S. Tax reform.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at January 31, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.66% at January 31 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at January 31, 2018.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under

Nordson Corporation

certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At January 31, 2018, $263,388 was outstanding under this facility, compared to $249,138 outstanding at October 31, 2017. The weighted average interest rate for borrowings under this agreement was 2.56% at January 31, 2018. We were in compliance with all covenants at January 31, 2018, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At January 31, 2018 and October 31, 2017 $146,666 was outstanding under this facility. Existing notes mature between September 2018 and September 2026 and bear interest at fixed and floating rates between 2.21% and 2.56% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at January 31, 2018, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At January 31, 2018 and October 31, 2017 $172,600 was outstanding under this agreement. Existing notes mature between July 2018 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at January 31, 2018.

In April 2015, we entered into a $200,000 term loan facility with a group of banks.  $100,000 is due in April 2018 and has a weighted average interest rate of 2.56% and $100,000 is due in April 2020 and has a weighted average interest rate of 2.66%. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at January 31, 2018.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes mature in July 2019 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2018.

In October 2015, we entered into a €70,000 agreement with Bank of America Merrill Lynch International Limited. The term of the agreement is three years and can be extended by one year on two annual occasions if notice is given between 180 days and 30 days before the maturity date. The interest rate is variable based on the EUR LIBOR rate plus applicable margin based on our leverage ratio.  In September 2016 this Agreement was increased to €110,000, and amended and extended to September 2019. At October 31, 2017, the balance outstanding was €10,467 ($12,191). At January 31, 2018, there was no outstanding balance.  We were in compliance with all covenants at January 31, 2018.

Outlook

For the balance of the year, we expect to generate sales volume growth, including the first year effect of acquisitions, and we remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations, our available borrowing capacity, and ready access to capital markets is more than adequate to fund our liquidity needs within the next year and to make other opportunistic investments.

For the second quarter of 2018, sales are expected to increase 9% to 13% as compared to the second quarter a year ago.  This outlook includes a range for organic volume to be down 3% to up 1%, 7% growth from the first year effect of acquisitions, and 5% favorable currency translation effects based on the current exchange rate environment.  Diluted earnings per share are expected to be in the range of $1.33 to $1.47.

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

Nordson Corporation

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our Form 10-K for the year ended October 31, 2017.  The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Senior Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2018.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2018 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2018 and October 31, 2017, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $472. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2017.  The information disclosed has not changed materially in 2018.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2018:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased (1)	per Share	or Programs(2)	or Programs(2)
November 1, 2017 to November 30, 2017	8	127.66	—	$118,971
December 1, 2017 to December 31, 2017	1	146.63	—	$118,971
January 1, 2018 to January 31, 2018	—	—	—	$118,971
Total	9		—

(1)	Includes shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at January 31, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1

Amended and Restated Nordson Corporation Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-7 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017).**

10.2	Amended and Restated Nordson Corporation 2012 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 2, 2018).**

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: March 5, 2018	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)