Form 10-Q
period 2018-04-30
NORDSON CORP
filed 2018-06-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of April 30, 2018:  58,091,870

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
(In thousands, except for per share data)
Sales	$553,706	$496,137	$1,104,130	$903,607
Operating costs and expenses:
Cost of sales	246,878	220,625	496,299	402,957
Selling and administrative expenses	180,123	171,981	363,403	321,201
	427,001	392,606	859,702	724,158
Operating profit	126,705	103,531	244,428	179,449
Other income (expense):
Interest expense	(12,127)	(7,907)	(23,445)	(13,548)
Interest and investment income	219	272	509	545
Other - net	3,322	(1,323)	145	(1,480)
	(8,586)	(8,958)	(22,791)	(14,483)
Income before income taxes	118,119	94,573	221,637	164,966
Income taxes	26,884	30,050	25,847	50,455
Net income	$91,235	$64,523	$195,790	$114,511
Average common shares	57,989	57,545	57,870	57,445
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	956	687	1,038	681
Average common shares and common share equivalents	58,945	58,232	58,908	58,126
Basic earnings per share	$1.57	$1.12	$3.38	$1.99
Diluted earnings per share	$1.55	$1.11	$3.32	$1.97
Dividends declared per share	$0.30	$0.27	$0.60	$0.54

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
(In thousands)
Net income	$91,235	$64,523	$195,790	$114,511
Components of other comprehensive income (loss):
Translation adjustments	(19,284)	5,849	19,298	99
Amortization of prior service cost and net actuarial losses, net of tax	2,812	1,708	4,321	3,398
Total other comprehensive income (loss)	(16,472)	7,557	23,619	3,497
Total comprehensive income	$74,763	$72,080	$219,409	$118,008

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2018	October 31, 2017
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$155,946	$90,383
Receivables - net	512,389	505,087
Inventories - net	284,363	264,266
Prepaid expenses	31,323	28,636
Total current assets	984,021	888,372
Property, plant and equipment - net	359,489	346,411
Goodwill	1,616,800	1,589,210
Intangible assets - net	531,478	547,180
Deferred income taxes	12,244	11,020
Other assets	35,184	32,346
Total assets	$3,539,216	$3,414,539
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$86,786	$86,016
Income taxes payable	23,809	22,310
Accrued liabilities	151,251	173,366
Customer advanced payments	41,292	34,654
Current maturities of long-term debt	226,587	326,587
Current obligations under capital leases	4,936	4,813
Total current liabilities	534,661	647,746
Long-term debt	1,312,459	1,256,397
Deferred income taxes	90,164	134,090
Pension obligations	106,770	111,666
Postretirement obligations	74,453	73,589
Other long-term liabilities	57,799	35,558
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	435,070	412,785
Retained earnings	2,325,690	2,164,597
Accumulated other comprehensive loss	(110,816)	(134,435)
Common shares in treasury, at cost	(1,299,287)	(1,299,707)
Total shareholders' equity	1,362,910	1,155,493
Total liabilities and shareholders' equity	$3,539,216	$3,414,539

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Six months ended	April 30, 2018	April 30, 2017
(In thousands)
Cash flows from operating activities:
Net income	$195,790	$114,511
Depreciation and amortization	53,716	39,412
Non-cash stock compensation	12,114	9,808
Deferred income taxes	(46,531)	(40)
Other non-cash expense	539	2,058
(Gain) loss on sale of property, plant and equipment	675	(193)
Changes in operating assets and liabilities	(3,992)	(21,284)
Net cash provided by operating activities	212,311	144,272
Cash flows from investing activities:
Additions to property, plant and equipment	(33,049)	(27,029)
Proceeds from sale of property, plant and equipment	235	3,598
Equity investments	—	(5,094)
Acquisition of businesses, net of cash acquired	(44,176)	(805,218)
Net cash used in investing activities	(76,990)	(833,743)
Cash flows from financing activities:
Proceeds from short-term borrowings	996	5,960
Repayment of short-term borrowings	(1,006)	(5,092)
Proceeds from long-term debt	125,904	817,291
Repayment of long-term debt	(171,067)	(84,289)
Repayment of capital lease obligations	(2,828)	(2,872)
Issuance of common shares	15,595	12,040
Purchase of treasury shares	(5,005)	(3,098)
Dividends paid	(34,697)	(30,999)
Net cash provided by (used in) financing activities	(72,108)	708,941

Effect of exchange rate changes on cash	2,350	1,697
Increase in cash and cash equivalents	65,563	21,167
Cash and cash equivalents:
Beginning of year	90,383	67,239
End of period	$155,946	$88,406

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2018

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  No options were excluded from the calculation of diluted earnings per share for the three and six months ended April 30, 2018 and 2017, respectively.

2.	Recently issued accounting standards

New accounting guidance adopted:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, in the statements of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We adopted this new standard during the first quarter of 2018. As a result, net excess tax benefits of $6,950 were recognized as a reduction of income tax expense during the six months ended April 30, 2018. The cash flow classification requirements of this new standard were applied retrospectively. As a result, excess tax benefits of $6,950 are reported as Net cash provided by operating activities for the six months ended April 30, 2018 and

Nordson Corporation

$4,908 of excess tax benefits were reclassified from Net cash used in financing activities to Net cash provided by operating activities for the six months ended April 30, 2017. This new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statements of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change was immaterial to the statements of cash flows. Additionally, we elected to continue to estimate forfeitures rather than account for them as they occur.

New accounting guidance issued and not yet adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  In August 2015, the FASB issued a standard to delay the effective date by one year. The new standard is effective for us beginning November 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (modified retrospective method). We have not yet selected a transition method; however, we are currently anticipating using the modified retrospective method, but will base the final decision on the results of our assessment once complete. Our initial analysis of identifying revenue streams and evaluating a representative sample of contracts and other agreements with our customers is complete. We are in the process of assessing the impact of the new standard, if any, on our business processes, systems and controls. We will finalize our evaluation of potential differences that may result from applying the new standard to our contracts with customers in 2018 and provide updates on our progress in future filings.

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

In February 2018, the FASB issued a new standard which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“the Act”) into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act's new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. It will be effective for us beginning November 1, 2019. Early adoption is permitted. We are currently assessing the impact this standard will have on our consolidated financial statements.

In March 2018, the FASB issued a new standard which adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act , which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements. Refer to Note 7 for additional information.

Nordson Corporation

3.	Acquisitions

2018 acquisition

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $44,832, net of $656 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $21,363 and identifiable intangible assets of $7,910 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years), $2,500 of technology (amortized over 7 years) and $410 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2018, the purchase price allocations remain preliminary as we complete our assessments of income taxes, intangible assets and certain reserves.

2017 acquisition

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

Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $434,123, of which $37,200 is tax deductible, and identifiable intangible assets of $286,000 were recorded. The identifiable intangible assets consist primarily of $240,000 of customer relationships (amortized over 14 years), $2,000 of tradenames (amortized over 6 years), and $44,000 of technology, consisting of $36,000 (amortized over 14 years) and $8,000 (amortized over 10 years). Goodwill represents the value we expect to achieve through the expansion of our existing medical platform. This acquisition is being reported in our Advanced Technology Systems segment. No material purchase price allocation adjustments were made during the second quarter of 2018. As of April 30, 2018, the purchase price allocations are complete.

Also on March 31, 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in September 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.99% at April 30, 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention. We were in compliance with all covenants at April 30, 2018.

4.	Inventories

At April 30, 2018 and October 31, 2017, inventories consisted of the following:

	April 30, 2018	October 31, 2017
Raw materials and component parts	$109,078	$105,424
Work-in-process	53,745	45,743
Finished goods	167,404	152,923
	330,227	304,090
Obsolescence and other reserves	(38,753)	(33,140)
LIFO reserve	(7,111)	(6,684)
	$284,363	$264,266

Nordson Corporation

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2018 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210
Acquisitions	—	20,561	—	20,561
Currency effect	4,271	2,758	—	7,029
Balance at April 30, 2018	$396,566	$1,196,176	$24,058	$1,616,800

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2018 and October 31, 2017.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$485,317	$121,602	$363,715
Patent/technology costs	155,854	55,215	100,639
Trade name	96,994	31,758	65,236
Non-compete agreements	11,659	9,774	1,885
Other	1,392	1,389	3
Total	$751,216	$219,738	$531,478

	October 31, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,536	$102,033	$378,503
Patent/technology costs	150,581	48,669	101,912
Trade name	93,281	28,366	64,915
Non-compete agreements	11,142	9,298	1,844
Other	1,384	1,378	6
Total	$736,924	$189,744	$547,180

Amortization expense for the three months ended April 30, 2018 and 2017 was $14,172 and $10,159, respectively.   Amortization expense for the six months ended April 30, 2018 and 2017 was $28,061 and $17,789, respectively.

Nordson Corporation

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2018 and April 30, 2017 were:

	U.S.		International
Three Months Ended	2018	2017	2018	2017
Service cost	$3,054	$3,184	$528	$625
Interest cost	3,658	3,243	424	419
Expected return on plan assets	(5,489)	(5,265)	(393)	(358)
Amortization of prior service cost (credit)	(3)	11	(83)	(76)
Amortization of net actuarial loss	2,550	2,457	548	662
Total benefit cost	$3,770	$3,630	$1,024	$1,272

	U.S.		International
Six Months Ended	2018	2017	2018	2017
Service cost	$6,875	$6,243	$1,038	$1,159
Interest cost	7,159	6,454	833	768
Expected return on plan assets	(10,981)	(10,443)	(773)	(643)
Amortization of prior service cost (credit)	(11)	23	(162)	(147)
Amortization of net actuarial loss	4,706	4,785	1,077	1,261
Total benefit cost	$7,748	$7,062	$2,013	$2,398

The components of other postretirement benefit cost for the three and six months ended April 30, 2018 and April 30, 2017 were:

	U.S.		International
Three Months Ended	2018	2017	2018	2017
Service cost	$152	$154	$5	$5
Interest cost	650	565	5	5
Amortization of prior service credit	(25)	(41)	—	—
Amortization of net actuarial (gain) loss	296	205	(5)	(4)
Total benefit cost	$1,073	$883	$5	$6

	U.S.		International
Six Months Ended	2018	2017	2018	2017
Service cost	$373	$376	$10	$9
Interest cost	1,278	1,152	10	10
Amortization of prior service credit	(50)	(82)	—	—
Amortization of net actuarial (gain) loss	545	434	(10)	(8)
Total benefit cost	$2,146	$1,880	$10	$11

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six months ended April 30, 2018 were 22.8% and 11.7%, respectively. The effective tax rates for the three and six months ended April 30, 2017 were 31.8% and 30.6%, respectively. The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to recently enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act") as set forth below.

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

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. taxes.  As a result, during the first quarter of 2018, we recorded a provisional tax benefit of $45,213 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $23,124 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $22,089 in income tax expense for

Nordson Corporation

the six months ended April 30, 2018.  We intend to pay the transition tax in installments over the eight year period allowable under the Act. The transition tax is primarily included in other long-term liabilities in the Consolidated Balance Sheet at April 30, 2018.  The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after the underlying temporary differences and foreign earnings are finalized.  Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions, which we adopted in the first quarter of 2018. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision for the three and six months ended April 30, 2018 includes a discrete tax benefit of $2,202 and $6,950, respectively.

During the three months ended April 30, 2017, we recorded a discrete tax expense of $2,600 related to nondeductible acquisition costs.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2017	$(28,423)	$(106,012)	$(134,435)
Pension and postretirement plan changes, net of tax of $(1,334)	—	4,321	4,321
Currency translation losses	19,298	—	19,298
Balance at April 30, 2018	$(9,125)	$(101,691)	$(110,816)

9.	Stock-based compensation

During the 2018 Annual Meeting of Shareholders, our shareholders approved the Amended and Restated 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 4,525 common shares is available for grant under the 2012 Plan.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,454 and $2,312 in the three months ended April 30, 2018 and 2017, respectively.  Corresponding amounts for the six months ended April 30, 2018 and 2017 were $5,071 and $4,634, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the six months ended April 30, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2017	1,922	$70.08
Granted	368	$127.67
Exercised	(319)	$48.94
Forfeited or expired	(5)	$95.48
Outstanding at April 30, 2018	1,966	$84.21	$87,282	6.9 years
Vested or expected to vest at April 30, 2018	1,944	$83.83	$87,036	6.9 years
Exercisable at April 30, 2018	1,023	$65.54	$64,539	5.4 years

As of April 30, 2018, there was $12,874 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2018	April 30, 2017
Expected volatility	24.0%-26.7%	26.0%-29.2%
Expected dividend yield	0.97%	0.91%-1.17%
Risk-free interest rate	2.09%-2.20%	1.89%-2.06%
Expected life of the option (in years)	5.4-6.2	5.4-6.2

The weighted-average expected volatility used to value the 2018 and 2017 options was 25.0% and 29.1%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2018 and 2017 was $31.42 and $28.86, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2018 and 2017 was $11,021 and $6,806, respectively.  The total intrinsic value of options exercised during the six months ended April 30, 2018 and 2017 was $29,744 and $19,256, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2018 and 2017 was $15,595 and $12,040, respectively.

Restricted Shares and Restricted Share Units

We may grant restricted shares and/or restricted share units to our employees and directors.  These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement with the consent of the Company, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares vest on a pro-rata basis.  In the event of termination of employment due to normal retirement at age 65, restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will lapse and the shares will vest and be transferable. For restricted shares granted within 12 months prior to termination (or at any time prior to December 28, 2017), the restrictions lapse in the event of a recipient’s disability or death.  Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

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

Nordson Corporation

The following table summarizes activity related to restricted shares during the six months ended April 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2017	58	$90.38
Granted	20	$127.68
Vested	(23)	$84.78
Restricted shares at April 30, 2018	55	$106.33

As of April 30, 2018, there was $4,058 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.0 years.  The amount charged to expense related to restricted shares during the three months ended April 30, 2018 and 2017 was $637 and $510, respectively. These amounts included common share dividends for the three months ended April 30, 2018 and 2017 of $17 and $15, respectively. For the six months ended April 30, 2018 and 2017, the amounts charged to expense related to restricted shares were $1,391 and $1,088, respectively. These amounts included common share dividends for the six months ended April 30, 2018 and 2017 of $34 and $31, respectively.

The following table summarizes activity related to restricted share units during the six months ended April 30, 2018:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2017	0	$—
Granted	8	$126.38
Restricted share units at April 30, 2018	8	$126.38

As of April 30, 2018, there was $500 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years.  The amount charged to expense related to restricted share units during each of the three months ended April 30, 2018 and 2017 was $252 and $253, respectively. For the six months ended April 30, 2018 and 2017, the corresponding amounts were $505 and $506, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2017	101	$46.74
Dividend equivalents	1	$141.77
Outstanding at April 30, 2018	102	$47.14

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2018 and 2017 was $30 and $26, respectively. For the six months ended April 30, 2018 and 2017, the corresponding amounts were $61 and $52, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value

Nordson Corporation

determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $123.45 for 2018, $103.75 and $104.49 per share for 2017 and $67.69 per share for 2016.  During the three months ended April 30, 2018 and 2017, $1,637 and $3,178 was charged to expense, respectively. For the six months ended April 30, 2018 and 2017, the corresponding amounts were $4,986 and $3,430, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2018 was $12,108.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2018 and 2017 was $67 and $68, respectively. For the six months ended April 30, 2018 and 2017, the corresponding amounts were $134 and $129, respectively.

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2018 and 2017:

	April 30, 2018	April 30, 2017
Beginning balance at October 31	$13,377	$11,770
Accruals for warranties	5,937	5,148
Warranty assumed from acquisitions	-	61
Warranty payments	(6,642)	(4,821)
Currency effect	227	2
Ending balance	$12,899	$12,160

11.	Operating segments

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

Nordson Corporation

The following table presents information about our segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
April 30, 2018
Net external sales	$238,775		$250,839	$64,092	$—	$553,706
Operating profit (loss)	69,514	(a)	58,306	11,572	(12,687)	126,705
Three months ended
April 30, 2017
Net external sales	$226,943		$210,142	$59,052	$—	$496,137
Operating profit (loss)	65,719	(b)	54,306	10,252	(26,746)	103,531
Six months ended
April 30, 2018
Net external sales	$459,639		$522,540	$121,951	$—	$1,104,130
Operating profit (loss)	122,829	(a)	125,574	21,732	(25,707)	244,428
Six months ended
April 30, 2017
Net external sales	$434,780		$355,502	$113,325	$—	$903,607
Operating profit (loss)	118,775	(b)	80,669	17,337	(37,332)	179,449

(a)	Includes $1,082 and $2,149 of severance and restructuring costs in the three and six months ended April 30, 2018, respectively.
(b)	Includes $491 and $718 of severance and restructuring costs in the three and six months ended April 30, 2017, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Total profit for reportable segments	$126,705	$103,531	$244,428	$179,449
Interest expense	(12,127)	(7,907)	(23,445)	(13,548)
Interest and investment income	219	272	509	545
Other-net	3,322	(1,323)	145	(1,480)
Income before income taxes	$118,119	$94,573	$221,637	$164,966

We have significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
United States	$178,821	$156,095	$344,652	$281,616
Americas	38,959	36,326	73,238	66,368
Europe	154,736	128,468	296,674	247,627
Japan	33,030	30,855	98,899	55,032
Asia Pacific	148,160	144,393	290,667	252,964
Total net external sales	$553,706	$496,137	$1,104,130	$903,607

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at April 30, 2018:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	3,213	—	3,213	—
Total assets at fair value	$3,213	$—	$3,213	$—
Liabilities:
Deferred compensation plans (b)	$11,796	$—	$11,796	$—
Foreign currency forward contracts (a)	5,494	—	5,494	—
Total liabilities at fair value	$17,290	$—	$17,290	$—

(a)

We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.  Foreign currency forward contracts are valued using market exchange rates.  Foreign currency forward contracts are not designated as hedges. Foreign currency forward contracts in an asset position are classified in Receivables-net and foreign currency forward contracts in a liability position are classified in Accrued liabilities on the Consolidated Balance Sheets.

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended April 30, 2018, we recognized losses of $1,607 on foreign currency forward contracts and gains of $2,584 from the change in fair value of balance sheet positions.  For the three months ended April 30, 2017, we recognized losses of $1,687 on foreign currency forward contracts and gains of $702 from the change in fair value of balance sheet positions. For the six months ended April 30, 2018, we recognized losses of $2,571 on foreign currency forward contracts and gains of $1,602 from the change in fair value of balance sheet positions. For the six months ended April 30, 2017, we recognized losses of $1,900 on foreign currency forward contracts and gains of $906 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2018:

	Sell		Buy
	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Euro	$152,436	$149,658	$82,687	$80,189
British pound	43,914	42,617	58,981	57,370
Japanese yen	32,610	31,785	35,260	34,116
Australian dollar	194	188	8,137	7,774
Hong Kong dollar	2,170	2,166	110,723	111,005
Singapore dollar	616	608	13,143	12,967
Others	4,398	4,191	52,468	50,573
Total	$236,338	$231,213	$361,399	$353,994

Nordson Corporation

The carrying amounts and fair values of financial instruments at April 30, 2018, other than cash and cash equivalents, receivables and accounts payable, are shown in the table below.  The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Long-term debt, including current maturities	$1,539,046	$1,529,148
Foreign currency forward contracts (net)	(2,281)	(2,281)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are valued using observable market based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

14.	Subsequent events

On May 17, 2018, we entered into a Second Amendment to our $705,000 Term Loan Agreement with the lenders party thereto, and PNC Bank, as administrative agent, to extend the maturity due date of the $200,000 tranche from September 30, 2018 to September 30, 2021. As of April 30, 2018, this $200,000 tranche is presented as Current maturities of long-term debt in our Consolidated Balance Sheets and will be reclassified to Long-term debt in the third quarter of 2018. All other terms governing this term loan facility remain substantially the same.

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

Results of Operations

Sales

Sales – Worldwide sales for the three months ended April 30, 2018 were $553,706, an increase of 11.6% from sales of $496,137 for the comparable period of 2017. Sales volume increased 6.6%, consisting of 7.2% from the first year effect of the InterSelect GmbH, Vention and Sonoscan acquisitions, offset by a 0.6% decrease in organic volume. Favorable currency translation effects increased sales by 5.0%.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2018 were $238,775 compared to $226,943 in the comparable period of 2017, an increase of $11,832, or 5.2%. The increase was due to favorable currency effects that increased sales 6.9%, which was offset by a sales volume decrease of 1.7%. Within this segment, sales volume increased in the Japan region and was offset by softness in other regions. Growth in the nonwovens product lines was offset by softness in product lines serving general product assembly, rigid packaging, and polymer processing end markets.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2018 were $250,839 compared to $210,142 in the comparable period of 2017, an increase of $40,697, or 19.4%. The increase was due to a sales volume increase of 16.2%, as well as favorable currency effects that increased sales by 3.2%. The sales volume increase consisted of 17.1% from the first year effect of acquisitions, offset by a 0.9% decrease in organic volume. Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions, except for the Japan and Asia Pacific regions.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2018 were $64,092 compared to $59,052 in the comparable period of 2017, an increase of $5,040, or 8.5%. The increase was due to a sales volume increase of 4.3%, as well as favorable currency effects that increased sales by 4.2%. Within this segment, sales volume increased in the Europe, Japan and Asia Pacific regions. Growth in powder, liquid and container product lines serving industrial end markets was offset by softness in UV curing and cold materials product lines serving industrial and automotive end markets.

Nordson Corporation

Sales outside the United States accounted for 67.7% of our sales in the three months ended April 30, 2018 compared to 68.5% for the comparable period of 2017. On a geographic basis, sales in the United States were $178,821, an increase of 14.6% from 2017. The increase in sales volume consisted of 15.4% from acquisitions, offset by a decrease of 0.8% from organic volume. In the Americas region, sales were $38,959 an increase of 7.3% from 2017, with volume increasing 6.5%, and favorable currency effects of 0.8%. The increase in sales volume consisted of 7.7% from acquisitions, offset by a 1.2% decrease in organic volume. Sales in Europe were $154,736, an increase of 20.4% from 2017, with favorable currency effects of 13.4% and volume increasing 7.0%. The increase in sales volume consisted of 3.5% from acquisitions, and 3.5% in organic volume. Sales in Japan were $33,030, an increase of 7.0% from 2017, with favorable currency effects of 4.7% and volume increasing 2.3%. The increase in sales volume consisted of 1.3% from organic volume and 1.0% from acquisitions. Sales in the Asia Pacific region were $148,160, an increase of 2.6% from 2017, with favorable currency effects of 3.9%, offset by a decrease in sales volume of 1.3%. The decrease in sales volume consisted of a 4.3% organic volume decrease, offset by a 3.0% increase from acquisitions.

Worldwide sales for the six months ended April 30, 2018 were $1,104,130, a 22.2% increase from sales of $903,607 for the comparable period of 2017.  Sales volume increased 17.4%, consisting of 8.1% organic growth and 9.3% from the first year effect of acquisitions.  Favorable currency translation effects increased sales by 4.8%.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2018 were $459,639 compared to $434,780 in the comparable period of 2017, an increase of 5.7%.  The increase was the net result of favorable currency translation effect of 6.3%, partially offset by a sales volume decrease of 0.6%.  Within this segment, sales volume increased in the Japan and Asia Pacific regions, and was offset by decreases in the United States, Europe and Americas regions. Growth in nonwowens and general product assembly product lines, was offset by softness in product lines serving rigid packaging and polymer processing end markets.

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2018 were $522,540 compared to $355,502 in the comparable period of 2017, an increase of 47.0%.  Sales volume increased 43.7%, consisting of 20.0% organic growth and 23.7% from the first year effect of acquisitions.  Favorable currency translation effects increased sales by 3.3%.  Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions and was most pronounced in the United States and Japan.  Organic volume was driven by demand for most all product lines within this segment.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2018 were $121,951 compared to $113,325 in the comparable period of 2017, an increase of 7.6%.  Sales volume increased 3.8% and favorable currency translation effects increased sales by 3.8%.  Within this segment, sales volume increased in the Europe, Japan and Asia Pacific regions, and was offset by a decrease in the Americas region.   Growth was driven by powder and container product lines serving industrial end markets.

Sales outside the United States accounted for 68.8% of sales in the six months ended April 30, 2018, the same as in the comparable period of 2017.  On a geographic basis, sales in the United States were $344,652, an increase of 22.4% from 2017.  The increase in sales volume consisted of 20.6% growth from acquisitions and 1.8% from organic volume. In the Americas region, sales were $73,238, an increase of 10.4% from 2017, with volume increasing 8.7%, and favorable currency effects of 1.7%. The increase in sales volume consisted of 11.6% from acquisitions, offset by 2.9% decrease in organic volume. Sales in Europe were $296,674, an increase of 19.8% from 2017, with volume increasing 7.4% and favorable currency effects of 12.4%.  The increase in sales volume consisted of 4.3% from acquisitions and 3.1% from organic volume. Sales in Japan were $98,899, an increase of 79.7% from 2017, with volume increasing 76.5% and favorable currency effects of 3.2%.  The increase in sales volume consisted of 74.7% from organic volume and 1.8% from acquisitions. Sales in the Asia Pacific region were $290,667, an increase of 14.9% from 2017, with volume increasing 10.9% and favorable currency effects of 4.0%. The increase in sales volume consisted of 8.3% from organic volume and 2.6% from acquisitions.

Operating profit – Cost of sales for the three months ended April 30, 2018 were $246,878, up from $220,625 in the comparable period of 2017. Gross profit, expressed as a percentage of sales, decreased slightly to 55.4% for this same period from 55.5% in 2017. Of the 0.1 percentage point decline in gross margin, unfavorable product mix contributed 1.0 percentage point. The 0.9 percentage point offset was due to favorable currency translation effects.

Cost of sales for the six months ended April 30, 2018 were $496,299, up 23.2% from the comparable period of 2017.  Gross profit, expressed as a percentage of sales, decreased to 55.1% for this same period from 55.4% in 2017.  Of the 0.3 percentage point decline in gross margin, unfavorable product mix contributed 1.1 percentage points, and short-term purchase price accounting charges for acquired inventory contributed 0.1 percentage points.  The 0.9 percentage point offset is primarily due to favorable currency translation effects.

Nordson Corporation

Selling and administrative expenses for the three months ended April 30, 2018 were $180,123, compared to $171,981 in the comparable period of 2017. The 4.7% increase includes 5.8% primarily in support of higher sales growth, 2.4% due to the first year effect of acquisitions, 4.0% due to currency translation effects and 0.3% due to severance and restructuring costs in the current period, offset by 7.8% due to lower acquisition transaction costs in the current quarter.

Selling and administrative expenses for the six months ended April 30, 2018 were $363,403, compared to $321,201 for the comparable period of 2017.  The 13.1% increase includes 7.6% primarily in support of higher sales growth, 5.5% due to the first year effect of acquisitions, 3.7% due to favorable currency translation effects, and 0.5% due to higher severance and restructuring costs, offset by a 4.2% due to lower acquisition transaction costs in the current period.

Selling and administrative expenses as a percentage of sales decreased to 32.5% for the three months ended April 30, 2018 compared to 34.7% in the comparable period of 2017. Of the 2.2 percentage point improvement, 2.7 percentage points is due to lower acquisition transaction costs and 0.2 percentage points is due to favorable currency translation effects.  This improvement was partially offset by 0.6 percentage points due to the first year effect of acquisitions, and 0.1 percentage points due to higher severance and restructuring expenses in the current period.

Selling and administrative expenses as a percentage of sales decreased to 32.9% for the six months ended April 30, 2018 from 35.5% for the comparable period of 2017. Of the 2.6 percentage point improvement, 2.6 percentage points is due leveraging higher sales growth, and 1.5 percentage points is primarily due to a decrease in acquisitions expenses, offset by 1.4 percentage points due to the first year effect of acquisition and 0.1 percentage points due to higher severance and restructuring expenses in the current year.

During the three and six months ended April 30, 2018, we recognized severance and restructuring costs of $1,082 and $2,149, respectively.  During the three and six months ended April 30, 2017, we recognized severance and restructuring costs of $491 and $718, respectively. These costs were all recognized within our Adhesives Dispensing Systems segment, and are associated with a restructuring initiative to consolidate certain facilities in the U.S. Additional costs related to this initiative are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were favorably impacted by a weaker dollar primarily against the Euro, Japanese Yen and British Pound during 2018 as compared to 2017.

Operating profit as a percentage of sales increased to 22.9% for the three months ended April 30, 2018 compared to 20.9% for the comparable period of 2017. Of the 2.0 percentage point improvement in operating margin, lower acquisition transaction costs contributed 2.7 percentage points and favorable currency translation effects contributed 1.1 percentage points.  This improvement was offset by 0.7 percentage points due to the first year effect of acquisitions, 1.0 percentage points due to unfavorable product mix, and 0.1 percentage points due to lower severance and restructuring expenses.

Operating profit as a percentage of sales increased to 22.1% for the six months ended April 30, 2018 compared to 19.9% for the comparable period of 2017.  Of the 2.2 percentage point improvement in operating margin, favorable leverage of our selling and administrative expenses contributed 2.6 percentage points, lower acquisition transaction costs contributed 1.5 percentage points, and favorable currency translation effects contributed 0.9 percentage points.  This improvement was offset by 1.5 percentage points due to the first year effect of acquisitions, 1.1 percentage points due to dilution in gross margin related to the consolidation of certain facilities in the U.S., 0.1 percentage points due to higher severance and restructuring expenses, and 0.1 percentage points due to short-term purchase price accounting charges for acquired inventory.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 29.1% for the three months ended April 30, 2018 compared to 29.0% for the comparable period of 2017. Of the 0.1 percentage point increase in operating margin, favorable currency translation effects contributed 1.2 percentage points.  This increase was offset by 0.3 percentage points due to unfavorable product mix, 0.5 percentage points due to unfavorable leverage of selling and administrative expenses, and 0.3 percentage points due to higher severance and restructuring expenses.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 26.7% for the six months ended April 30, 2018 compared to 27.3% for the comparable period of 2017.  Of the 0.6 percentage point decline in operating margin, dilution in gross margin of 0.8 percentage points was due to the consolidation of certain facilities in the U.S., unfavorable leverage of selling and administrative expenses contributed 0.7 percentage points, and higher severance and restructuring expenses contributed 0.3 percentage points.  These decreases were offset by a 1.2 percentage point increase due to favorable currency translation effects.

Nordson Corporation

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 23.2% for the three months ended April 30, 2018 compared to 25.8% for the comparable period of 2017. Of the 2.6 percentage point decline in operating margin, 1.6 percentage points is due to incremental amortization expense due to acquisitions and 1.0 percent point is due to short-term purchase accounting charges for acquired inventory.

For the Advanced Technology Systems segment, operating profit as a percentage of sales increased to 24.0% for the six months ended April 30, 2018 compared to 22.7% for the comparable period of 2017.  Of the 1.3 percentage point increase in operating margin, favorable leverage of our selling and administrative expenses from base business contributed to 3.5 percentage points and favorable currency translation effects contributed 0.5 percentage points.  These increases were offset by 2.0 percentage points due incremental amortization expense due to acquisitions, and 0.7 percentage points due to short-term purchase price accounting charges for acquired inventory.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 18.1% for the three months ended April 30, 2018 compared to 17.4% for the comparable period of 2017. Of the 0.7 percentage point increase in operating margin, favorable leverage of our selling and administrative expenses added 1.2 percentage points, and favorable currency translation effects contributed 1.1 percentage points.  These increases were offset by 1.6 percentage points due to unfavorable product mix.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 17.8% for the six months ended April 30, 2018 compared to 15.3% in 2017.  Of the 2.5 percentage point improvement in operating margin, favorable leverage of selling and administrative expenses added 1.0 percentage point, favorable currency translation effects contributed 1.1 percentage points, and favorable product mix contributed 0.4 percentage points.

Interest and other income (expense) - Interest expense for the three months ended April 30, 2018 was $12,127, up from $7,907 for the comparable period of 2017. Interest expense for the six months ended April 30, 2018 was $23,445, up from $13,548 for the comparable period of 2017.  These increases were due primarily to higher borrowing levels between periods.

Other income was $3,322 for the three months ended April 30, 2018, compared to other expense of $1,323 for the comparable period of 2017. Included in the current quarter’s other income were a non-recurring gain of $2,512 and foreign currency gains of $978. Included in the prior year’s other expense were foreign currency losses of $985.

Other income was $145 for the six months ended April 30, 2018, compared to other expense of $1,480 for the comparable period of 2017. Included in the current year’s other income were a non-recurring gain of $2,512, offset by $748 related to the write off of building improvements. Included in the prior year’s other expense were foreign currency losses of $995.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for the three and six months ended April 30, 2018 were 22.8% and 11.7%, respectively. The effective tax rate for the three and six months ended April 30, 2017 were 31.8% and 30.6%, respectively. The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to recently enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act") as set forth below.

The Act was enacted into law on December 22, 2017.  It reduces the U.S. federal corporate income tax rate from 35% to 21%.  We have an October 31 fiscal year-end; therefore, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.3% for our fiscal year ending October 31, 2018, and 21% for subsequent fiscal years.  The statutory tax rate of 23.3% was applied to earnings in the current quarter.

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax.  As a result, during the first quarter of 2018, we recorded a provisional tax benefit of $45,213 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $23,124 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $22,089 in income tax expense for the six months ended April 30, 2018.  We intend to pay the transition tax in installments over the eight year period allowable under the Act. The transition tax is primarily included in other long-term liabilities in the Consolidated Balance Sheet at April 30, 2018.  The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No.

Nordson Corporation

118. The provisional calculations may change after the underlying temporary differences and foreign earnings are finalized.  Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

The Act also establishes new tax laws that will affect future tax years, including, but not limited to, the creation of the base erosion anti-abuse tax, impact of foreign derived intangible income, and a new provision designed to tax global intangible low-taxed income. These provisions are not effective until our fiscal year ending October 31, 2019 and, as such, have not been incorporated into the current period tax provision.  We continue to evaluate the future impact of these provisions and there can be no assurance of what impact these provisions or the Act in its totality will have on our business, financial condition and results of operations. In addition, in the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Act, we will use what we believe are reasonable interpretations and assumptions in applying the Act, but it is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could materially adversely impact our cash, tax liabilities, financial condition and results of operations.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions, which we adopted during the first quarter of 2018. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision for the three and six months ended April 30, 2018 includes a discrete tax benefit of $2,202 and $6,950, respectively.

During the three months ended April 30, 2017, we recorded a discrete tax expense of $2,600 related to nondeductible acquisition costs.

Net income – Net income for the three months ended April 30, 2018 was $91,235, or $1.55 per diluted share, compared to $64,523, or $1.11 per diluted share, in the same period of 2017. This represents a 41.4% increase in net income and a 39.6% increase in diluted earnings per share. For the six months ended April 30, 2018, net income was $195,790, or $3.32 per diluted share, compared to $114,511, or $1.97 per diluted share, in the same period of 2017. This represents a 71.0% increase in net income and a 68.5% increase in diluted earnings per share. The impact on net income and diluted earnings per share due to the Act for the six months ended April 30, 2018 was a benefit of $22,089 and $0.37, respectively.

Foreign Currency Effects

In the aggregate, average exchange rates for 2018 used to translate international sales and operating results into U.S. dollars were favorable compared with average exchange rates existing during 2017.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended April 30, 2018 were translated at exchange rates in effect during the same period of 2017, sales would have been approximately $24,696 lower while third-party costs and expenses would have been approximately $12,848 lower. If transactions for the six months ended April 30, 2018 were translated at exchange rates in effect during the same period of 2017, sales would have been approximately $43,660 lower while third-party costs and expenses would have been approximately $23,288 lower.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2018, cash and cash equivalents increased $65,563.  Cash provided by operations during this period was $212,311, compared to $144,272 for the six months ended April 30, 2017.  Cash of $216,303 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and (gain)loss on sale of property, plant and equipment), compared to $165,556 for the comparable period of 2017.  Changes in operating assets and liabilities reduced cash by $3,992 in the six months ended April 30, 2018, compared to a reduction of $21,284 in the comparable period of 2017.

Cash used in investing activities was $76,990 for the six months ended April 30, 2018, compared to $833,743 in the comparable period of 2017.  During the six months ended April 30, 2018, cash of $44,176 was used for the Sonoscan acquisition and $805,218 was used for acquisitions during the six months ended April 30, 2017. Capital expenditures in the six months ended April 30, 2018 were $33,049, compared to $27,029 in the comparable period of 2017, due primarily to U.S. facility consolidation efforts.

Nordson Corporation

Cash used in financing activities was $72,108 for the six months ended April 30, 2018, compared to $708,941 provided in the comparable period of the prior year.  Net repayments of long-term debt and short-term borrowings used $45,173, compared to net proceeds of $733,870 in the prior year. Included in the prior year’s net proceeds was our $705,000 term loan facility used for the Vention acquisition during the second quarter of 2017. During the six months ended April 30, 2018, cash of $5,005 was used for the purchase of treasury shares tendered for taxes related to vesting of restricted stock and cash of $34,697 was used for dividend payments, compared to $3,098 and $30,999, respectively, in the comparable period of 2017. Issuance of common shares related to employee benefit plans generated $15,595 compared to $12,040 in the comparable period of 2017.

The following is a summary of significant changes in balance sheet captions from October 31, 2017 to April 30, 2018. Inventories increased $20,097 primarily due to the acquisition of Sonoscan and expected order activity in the third quarter. Net property, plant and equipment increased $13,078 due to capital expenditures of $33,049, offset by depreciation expense. Goodwill increased $27,590 due primarily to the Sonoscan acquisition and the effects of foreign currency translation. The decrease of $22,115 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter. The decrease in deferred income taxes liability of $43,926 was primarily due to the impact of the Act.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at April 30, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in September 2018, $200,000 due in March 2020, and $305,000 due in March 2022. The weighted average interest rate for borrowings under this agreement was 2.99% at April 30 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at April 30, 2018. On May 17, 2018, we entered into a Second Amendment to our $705,000 term loan facility to extend the maturity due date of the $200,000 tranche from September 30, 2018 to September 30, 2021. Refer to Note 14 for additional information.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and may be increased from $600,000 to $850,000 under certain conditions.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At April 30, 2018, $316,631 was outstanding under this facility, compared to $249,138 outstanding at October 31, 2017. The weighted average interest rate for borrowings under this agreement was 2.90% at April 30, 2018. We were in compliance with all covenants at April 30, 2018, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At April 30, 2018 and October 31, 2017, $146,666 was outstanding under this facility. Existing notes mature between September 2018 and September 2026 and bear interest at fixed rates between 2.21% and 2.56%, and floating interest rates between 3.14% and 3.58% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at April 30, 2018, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At April 30, 2018 and October 31, 2017 $172,600 was outstanding under this agreement. Existing notes mature between July 2018 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at April 30, 2018.

Nordson Corporation

In April 2015, we entered into a $200,000 term loan facility with a group of banks, of which $100,000 was paid in April 2018 and $100,000 is due in April 2020 with a weighted average interest rate of 2.34%. This loan was used to pay down $100,000 of our previous 364-day unsecured credit facility and $100,000 of our revolving credit facility. We were in compliance with all covenants at April 30, 2018.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2018.

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

For the third quarter of 2018, sales are expected to be up 1% to down 3% as compared to the third quarter a year ago.  This outlook includes a range for organic volume to be down 2% to 6%, 1% growth from the first year effect of acquisitions, and 2% favorable currency translation effects based on the current exchange rate environment.  Diluted earnings per share are expected to be in the range of $1.47 to $1.63.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2018.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2018 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2018 and October 31, 2017, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $472. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2017.  The information disclosed has not changed materially in 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2018:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs(1)	or Programs(1)
February 1, 2018 to February 28, 2018	—	—	—	$118,971
March 1, 2018 to March 31, 2018	—	—	—	$118,971
April 1, 2018 to April 30, 2018	—	—	—	$118,971
Total	—		—

(1)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at April 30, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1	Amended and Restated Nordson Corporation 2012 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 2, 2018).**

10.2

Second Amendment to Term Loan Agreement dated as of May 17, 2018, by and between Nordson Corporation, as Borrower, each of the financial institutions party hereto, and PNC Bank, as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on May 23, 2018).**

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at April 30, 2018 and October 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

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

Date: June 4, 2018	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)