Form 10-Q
period 2018-07-31
NORDSON CORP
filed 2018-09-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of July 31, 2018:  58,148,676

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
(In thousands, except for per share data)
Sales	$581,243	$589,438	$1,685,373	$1,493,044
Operating costs and expenses:
Cost of sales	260,847	263,173	757,146	666,130
Selling and administrative expenses	184,820	172,799	548,223	494,000
	445,667	435,972	1,305,369	1,160,130
Operating profit	135,576	153,466	380,004	332,914
Other income (expense):
Interest expense	(13,765)	(11,306)	(37,210)	(24,854)
Interest and investment income	356	268	865	813
Other - net	528	27	673	(1,452)
	(12,881)	(11,011)	(35,672)	(25,493)
Income before income taxes	122,695	142,455	344,332	307,421
Income taxes	27,811	40,999	53,658	91,454
Net income	$94,884	$101,456	$290,674	$215,967
Average common shares	58,053	57,594	57,931	57,495
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	859	665	979	676
Average common shares and common share equivalents	58,912	58,259	58,910	58,171
Basic earnings per share	$1.63	$1.76	$5.02	$3.76
Diluted earnings per share	$1.61	$1.74	$4.93	$3.71
Dividends declared per share	$0.30	$0.27	$0.90	$0.81

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
(In thousands)
Net income	$94,884	$101,456	$290,674	$215,967
Components of other comprehensive income (loss):
Translation adjustments	(26,361)	27,126	(7,063)	27,224
Amortization of prior service cost and net actuarial losses, net of tax	2,796	2,199	7,118	5,598
Total other comprehensive income (loss)	(23,565)	29,325	55	32,822
Total comprehensive income	$71,319	$130,781	$290,729	$248,789

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2018	October 31, 2017
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$266,802	$90,383
Receivables - net	507,681	505,087
Inventories - net	271,360	264,266
Prepaid expenses	31,978	28,636
Total current assets	1,077,821	888,372
Property, plant and equipment - net	356,777	346,411
Goodwill	1,611,733	1,589,210
Intangible assets - net	514,843	547,180
Deferred income taxes	11,460	11,020
Other assets	34,758	32,346
Total assets	$3,607,392	$3,414,539
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$80,817	$86,016
Income taxes payable	34,785	22,310
Accrued liabilities	146,459	173,366
Customer advanced payments	40,483	34,654
Current maturities of long-term debt	33,729	326,587
Current obligations under capital leases	4,831	4,813
Total current liabilities	341,104	647,746
Long-term debt	1,521,393	1,256,397
Deferred income taxes	89,407	134,090
Pension obligations	102,134	111,666
Postretirement obligations	74,667	73,589
Other long-term liabilities	55,771	35,558
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	440,442	412,785
Retained earnings	2,403,162	2,164,597
Accumulated other comprehensive loss	(134,380)	(134,435)
Common shares in treasury, at cost	(1,298,561)	(1,299,707)
Total shareholders' equity	1,422,916	1,155,493
Total liabilities and shareholders' equity	$3,607,392	$3,414,539

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Nine months ended	July 31, 2018	July 31, 2017
(In thousands)
Cash flows from operating activities:
Net income	$290,674	$215,967
Depreciation and amortization	81,037	65,366
Non-cash stock compensation	16,513	14,892
Deferred income taxes	(47,563)	(1,162)
Other non-cash expense	1,040	3,181
(Gain) loss on sale of property, plant and equipment	741	(145)
Changes in operating assets and liabilities	485	(76,308)
Net cash provided by operating activities	342,927	221,791
Cash flows from investing activities:
Additions to property, plant and equipment	(45,972)	(49,324)
Proceeds from sale of property, plant and equipment	299	3,906
Equity investments	—	(4,470)
Acquisition of businesses, net of cash acquired	(45,364)	(805,943)
Net cash used in investing activities	(91,037)	(855,831)
Cash flows from financing activities:
Proceeds from short-term borrowings	996	6,017
Repayment of short-term borrowings	(1,006)	(7,184)
Proceeds from long-term debt	474,372	838,318
Repayment of long-term debt	(503,765)	(123,753)
Repayment of capital lease obligations	(4,241)	(4,308)
Issuance of common shares	17,352	13,209
Purchase of treasury shares	(5,063)	(3,114)
Dividends paid	(52,109)	(46,549)
Net cash provided by (used in) financing activities	(73,464)	672,636

Effect of exchange rate changes on cash	(2,007)	4,870
Increase in cash and cash equivalents	176,419	43,466
Cash and cash equivalents:
Beginning of year	90,383	67,239
End of period	$266,802	$110,705

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2018

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2017.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  No options were excluded from the calculation of diluted earnings per share for the three and nine months ended July 31, 2018 and 2017, respectively.

2.	Recently issued accounting standards

New accounting guidance adopted:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, in the statements of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We adopted this new standard during the first quarter of 2018. As a result, net excess tax benefits of $7,494 were recognized as a reduction of income tax expense during the nine months ended July 31, 2018. The cash flow classification requirements of this new standard were applied retrospectively. As a result, excess tax benefits of $7,494 are reported as Net cash provided by operating activities for the nine months ended July 31, 2018 and

Nordson Corporation

$5,600 of excess tax benefits were reclassified from Net cash used in financing activities to Net cash provided by operating activities for the nine months ended July 31, 2017. This new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statements of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change was immaterial to the statements of cash flows. Additionally, we elected to continue to estimate forfeitures rather than account for them as they occur.

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

2018 acquisition

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $46,018, net of $641 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $22,836 and identifiable intangible assets of $7,910 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years), $2,500 of technology (amortized over 7 years) and $410 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of July 31, 2018, the purchase price allocations remain preliminary as we complete our assessments of income taxes and certain reserves.

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

Nordson Corporation

3 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment.

4.	Inventories

At July 31, 2018 and October 31, 2017, inventories consisted of the following:

	July 31, 2018	October 31, 2017
Raw materials and component parts	$108,234	$105,424
Work-in-process	56,525	45,743
Finished goods	152,671	152,923
	317,430	304,090
Obsolescence and other reserves	(38,971)	(33,140)
LIFO reserve	(7,099)	(6,684)
	$271,360	$264,266

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the nine months ended July 31, 2018 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210
Acquisitions	—	21,912	—	21,912
Currency effect	445	166	—	611
Balance at July 31, 2018	$392,740	$1,194,935	$24,058	$1,611,733

Accumulated impairment losses, which were recorded in 2009, were $232,789 at July 31, 2018 and October 31, 2017.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$482,351	$129,563	$352,788
Patent/technology costs	154,533	57,498	97,035
Trade name	96,588	33,259	63,329
Non-compete agreements	11,563	9,873	1,690
Other	1,388	1,387	1
Total	$746,423	$231,580	$514,843

	October 31, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,536	$102,033	$378,503
Patent/technology costs	150,581	48,669	101,912
Trade name	93,281	28,366	64,915
Non-compete agreements	11,142	9,298	1,844
Other	1,384	1,378	6
Total	$736,924	$189,744	$547,180

Amortization expense for the three months ended July 31, 2018 and 2017 was $14,036 and $13,689, respectively.   Amortization expense for the nine months ended July 31, 2018 and 2017 was $42,097 and $31,478, respectively.

Nordson Corporation

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and nine months ended July 31, 2018 and July 31, 2017 were:

	U.S.		International
Three Months Ended	2018	2017	2018	2017
Service cost	$3,438	$3,104	$510	$604
Interest cost	3,580	3,180	408	401
Expected return on plan assets	(5,491)	(5,143)	(379)	(334)
Amortization of prior service cost (credit)	(5)	12	(80)	(76)
Amortization of net actuarial loss	2,353	2,366	527	664
Settlement loss	—	648	—	—
Total benefit cost	$3,875	$4,167	$986	$1,259

	U.S.		International
Nine Months Ended	2018	2017	2018	2017
Service cost	$10,314	$9,346	$1,548	$1,763
Interest cost	10,739	9,635	1,241	1,169
Expected return on plan assets	(16,472)	(15,585)	(1,152)	(978)
Amortization of prior service cost (credit)	(17)	35	(242)	(223)
Amortization of net actuarial loss	7,059	7,150	1,604	1,926
Settlement loss	—	648	—	—
Total benefit cost	$11,623	$11,229	$2,999	$3,657

The components of other postretirement benefit cost for the three and nine months ended July 31, 2018 and July 31, 2017 were:

	U.S.		International
Three Months Ended	2018	2017	2018	2017
Service cost	$180	$188	$5	$5
Interest cost	619	576	5	5
Amortization of prior service credit	(24)	(41)	—	—
Amortization of net actuarial (gain) loss	264	217	(5)	(4)
Total benefit cost	$1,039	$940	$5	$6

	U.S.		International
Nine Months Ended	2018	2017	2018	2017
Service cost	$553	$563	$15	$15
Interest cost	1,897	1,728	15	15
Amortization of prior service credit	(74)	(123)	—	—
Amortization of net actuarial (gain) loss	809	651	(15)	(13)
Total benefit cost	$3,185	$2,819	$15	$17

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and nine months ended July 31, 2018 were 22.7% and 15.6%, respectively. The effective tax rates for the three and nine months ended July 31, 2017 were 28.8% and 29.8%, respectively. The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to recently enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act") as set forth below.

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

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. taxes.  As a result, during the

Nordson Corporation

first quarter of 2018, we recorded a provisional tax benefit of $45,213 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $23,124 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $22,089 in income tax expense for the nine months ended July 31, 2018.  We intend to pay the transition tax in installments over the eight year period allowable under the Act. The transition tax is primarily included in other long-term liabilities in the Consolidated Balance Sheet at July 31, 2018.  The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after the underlying temporary differences and foreign earnings are finalized.  Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions, which we adopted in the first quarter of 2018. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision for the three and nine months ended July 31, 2018 includes a discrete tax benefit of $544 and $7,494, respectively.

During the three months ended July 31, 2018, we recorded a favorable adjustment to unrecognized tax benefits of $1,041 related to the lapse of statute of limitations.

During the nine months ended July 31, 2017, we recorded a discrete tax expense of $2,600 related to nondeductible acquisition costs.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2017	$(28,423)	$(106,012)	$(134,435)
Pension and postretirement plan changes, net of tax of $(2,207)	—	7,118	7,118
Currency translation losses	(7,063)	—	(7,063)
Balance at July 31, 2018	$(35,486)	$(98,894)	$(134,380)

9.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,479 and $2,390 in the three months ended July 31, 2018 and 2017, respectively.  Corresponding amounts for the nine months ended July 31, 2018 and 2017 were $7,550 and $7,024, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the nine months ended July 31, 2018:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2017	1,922	$70.08
Granted	368	$127.67
Exercised	(354)	$48.94
Forfeited or expired	(11)	$108.42
Outstanding at July 31, 2018	1,925	$84.76	$94,985	6.7 years
Vested or expected to vest at July 31, 2018	1,908	$84.46	$94,718	6.7 years
Exercisable at July 31, 2018	988	$66.14	$67,126	5.2 years

As of July 31, 2018, there was $10,330 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2018	July 31, 2017
Expected volatility	24.0%-26.7%	26.0%-29.2%
Expected dividend yield	0.97%	0.91%-1.17%
Risk-free interest rate	2.09%-2.20%	1.89%-2.06%
Expected life of the option (in years)	5.4-6.2	5.4-6.2

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

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2018 and 2017 was $31.42 and $28.86, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2018 and 2017 was $2,971 and $1,824, respectively.  The total intrinsic value of options exercised during the nine months ended July 31, 2018 and 2017 was $32,715 and $21,081, respectively.

Cash received from the exercise of stock options for the nine months ended July 31, 2018 and 2017 was $17,352 and $13,209, respectively.

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

Nordson Corporation

The following table summarizes activity related to restricted shares during the nine months ended July 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2017	58	$90.38
Granted	21	$127.89
Vested	(24)	$85.15
Restricted shares at July 31, 2018	55	$107.39

As of July 31, 2018, there was $3,632 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.9 years.  The amount charged to expense related to restricted shares during the three months ended July 31, 2018 and 2017 was $644 and $551, respectively. These amounts included common share dividends for the three months ended July 31, 2018 and 2017 of $17 and $15, respectively. For the nine months ended July 31, 2018 and 2017, the amounts charged to expense related to restricted shares were $2,035 and $1,639, respectively. These amounts included common share dividends for the nine months ended July 31, 2018 and 2017 of $51 and $46, respectively.

The following table summarizes activity related to restricted share units during the nine months ended July 31, 2018:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2017	0	$—
Granted	8	$126.38
Restricted share units at July 31, 2018	8	$126.38

As of July 31, 2018, there was $250 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.3 years.  The amount charged to expense related to restricted share units during each of the three months ended July 31, 2018 and 2017 was $253 and $252, respectively. For the nine months ended July 31, 2018 and 2017, the corresponding amounts were $758.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2017	101	$46.74
Dividend equivalents	1	$138.21
Outstanding at July 31, 2018	102	$47.34

The amount charged to expense related to director deferred compensation for the three months ended July 31, 2018 and 2017 was $31 and $25, respectively. For the nine months ended July 31, 2018 and 2017, the corresponding amounts were $92 and $77, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value

Nordson Corporation

determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $123.45 for 2018, $103.75 and $104.49 per share for 2017 and $67.69 per share for 2016.  During the three months ended July 31, 2018 and 2017, $942 and $1,813 was charged to expense, respectively. For the nine months ended July 31, 2018 and 2017, the corresponding amounts were $5,928 and $5,243, respectively. The cumulative amount recorded in shareholders’ equity at July 31, 2018 was $13,050.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2018 and 2017 was $67 and $68, respectively. For the nine months ended July 31, 2018 and 2017, the corresponding amounts were $201 and $197, respectively.

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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2018 and 2017:

	July 31, 2018	July 31, 2017
Beginning balance at October 31	$13,377	$11,770
Accruals for warranties	8,440	8,728
Warranty assumed from acquisitions	-	61
Warranty payments	(9,358)	(7,025)
Currency effect	13	376
Ending balance	$12,472	$13,910

11.	Operating segments

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

Nordson Corporation

The following table presents information about our segments:

	Adhesive Dispensing Systems		Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
July 31, 2018
Net external sales	$244,728		$266,595	$69,920	$—	$581,243
Operating profit (loss)	68,490	(a)	67,158	15,179	(15,251)	135,576
Three months ended
July 31, 2017
Net external sales	$233,367		$290,406	$65,665	$—	$589,438
Operating profit (loss)	66,451	(b)	87,385	13,192	(13,562)	153,466
Nine months ended
July 31, 2018
Net external sales	$704,367		$789,135	$191,871	$—	$1,685,373
Operating profit (loss)	191,319	(a)	192,732	36,911	(40,958)	380,004
Nine months ended
July 31, 2017
Net external sales	$668,146		$645,907	$178,991	$—	$1,493,044
Operating profit (loss)	185,226	(b)	168,054	30,529	(50,895)	332,914

(a)	Includes $1,490 and $3,639 of severance and restructuring costs in the three and nine months ended July 31, 2018, respectively.
(b)	Includes $703 and $1,421 of severance and restructuring costs in the three and nine months ended July 31, 2017, respectively.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Total profit for reportable segments	$135,576	$153,466	$380,004	$332,914
Interest expense	(13,765)	(11,306)	(37,210)	(24,854)
Interest and investment income	356	268	865	813
Other-net	528	27	673	(1,452)
Income before income taxes	$122,695	$142,455	$344,332	$307,421

We have significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
United States	$191,512	$182,953	$536,164	$464,569
Americas	38,911	41,604	112,149	107,971
Europe	150,710	133,846	447,384	381,473
Japan	28,367	41,472	127,266	96,504
Asia Pacific	171,743	189,563	462,410	442,527
Total net external sales	$581,243	$589,438	$1,685,373	$1,493,044

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation

The following table presents the classification of our assets and liabilities measured at fair value on a recurring basis at July 31, 2018:

	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,160	—	$2,160	—
Total assets at fair value	$2,160	$—	$2,160	$—
Liabilities:
Deferred compensation plans (b)	$11,138	$—	$11,138	$—
Foreign currency forward contracts (a)	2,399	—	2,399	—
Total liabilities at fair value	$13,537	$—	$13,537	$—

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

Gains and losses on foreign currency forward contracts are recorded in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the hedged balance sheet position.  For the three months ended July 31, 2018, we recognized gains of $2,042 on foreign currency forward contracts and losses of $1,152 from the change in fair value of balance sheet positions.  For the three months ended July 31, 2017, we recognized losses of $1,314 on foreign currency forward contracts and gains of $1,617 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2018, we recognized losses of $529 on foreign currency forward contracts and gains of $451 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2017, we recognized losses of $3,214 on foreign currency forward contracts and gains of $2,523 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2018:

	Sell		Buy
	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Euro	$239,642	$237,535	$201,296	$200,285
British pound	41,649	41,182	70,644	69,429
Japanese yen	22,872	22,641	43,591	43,113
Australian dollar	185	186	7,729	7,677
Hong Kong dollar	453	452	118,507	118,369
Singapore dollar	613	603	12,820	12,635
Others	3,759	3,751	53,868	53,836
Total	$309,173	$306,350	$508,455	$505,344

Nordson Corporation

The carrying amounts and fair values of financial instruments at July 31, 2018, other than cash and cash equivalents, receivables and accounts payable, are shown in the table below.  The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	Carrying Amount	Fair Value
Long-term debt, including current maturities	$1,555,122	$1,539,911
Foreign currency forward contracts (net)	(239)	(239)

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

•	Foreign currency forward contracts are valued using observable market based inputs, which are considered to be Level 2 inputs under the fair value hierarchy.

14.	Long-term debt

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71% and 4.17%. We were in compliance with all covenants at July 31, 2018. We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility, and the remainder for general corporate purposes.

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in September 2018, $200,000 due in March 2020, and $305,000 due in March 2022. In May 2018, we entered into a Second Amendment to our $705,000 term loan facility to extend the maturity due date of the first $200,000 tranche from September 2018 to September 2021. The weighted average interest rate for borrowings under this agreement was 3.16% at July 31, 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at July 31, 2018.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and was increased to $850,000 in June 2018.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. In June 2018, we paid approximately $315,000 of the outstanding balance under the facility. At July 31, 2018, there was no outstanding balance under this facility, compared to $249,138 outstanding at October 31, 2017. We were in compliance with all covenants at July 31, 2018, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At July 31, 2018 and October 31, 2017, $146,666 was outstanding under this facility. Existing notes mature between September 2018 and September 2026 and bear interest at fixed rates between 2.21% and 2.56%, and floating interest rates between 3.47% and 3.59% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at July 31, 2018, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At July 31, 2018 and October 31, 2017 $156,700 and $172,600 was outstanding under this agreement. Existing notes mature between July 2018 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%, respectively.  We were in compliance with all covenants at July 31, 2018.

In April 2015, we entered into a $200,000 term loan facility with a group of banks, of which $100,000 was paid in April 2018 and $100,000 is due in April 2020 with a weighted average interest rate of 3.19%. We were in compliance with all covenants at July 31, 2018.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at July 31, 2018.

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

Results of Operations

Sales

Sales – Worldwide sales for the three months ended July 31, 2018 were $581,243, a decrease of 1.4% from sales of $589,438 for the comparable period of 2017. Sales volume decreased 2.4%, consisting of a 3.2% decrease in organic volume, offset by a 0.8% increase from the first year effect of the Sonoscan acquisition. Favorable currency translation effects increased sales by 1.0%.

Sales of the Adhesive Dispensing Systems segment for the three months ended July 31, 2018 were $244,728 compared to $233,367 in the comparable period of 2017, an increase of $11,361, or 4.9%. The increase was due to a sales volume increase of 3.4% and favorable currency effects of 1.5%. Within this segment, sales volume increased in all geographic regions, except for the Japan region. Growth in packaging, product assembly and polymer processing product lines was offset by softness in product lines serving nonwoven end markets.

Sales of the Advanced Technology Systems segment for the three months ended July 31, 2018 were $266,595 compared to $290,406 in the comparable period of 2017, a decrease of $23,811, or 8.2%. The decrease was due to lower sales volume of 8.9%, offset by favorable currency effects that increased sales by 0.7%. The sales volume decrease consisted of a 10.6% decrease in organic volume, offset by a 1.7% increase from the first year effect of the Sonoscan acquisition. Within this segment, sales volume, inclusive of acquisitions, increased in the United States and Europe regions, and was offset by softness in other geographic regions.

Sales of the Industrial Coating Systems segment for the three months ended July 31, 2018 were $69,920 compared to $65,665 in the comparable period of 2017, an increase of $4,255, or 6.5%. The increase was due to a sales volume increase of 5.7%, as well as favorable currency effects that increased sales by 0.8%. Within this segment, sales volume increased in the Europe, Japan and Asia Pacific regions and was offset by softness in the United States and Americas regions. Growth in powder and container product lines serving industrial end markets was offset by softness in liquid product lines.

Sales outside the United States accounted for 67.1% of our sales in the three months ended July 31, 2018, compared to 69.0% for the comparable period of 2017. On a geographic basis, sales in the United States were $191,512, an increase of 4.7% from 2017. The

Nordson Corporation

increase in sales volume consisted of 4.1% from organic volume, and 0.6% from acquisitions. In the Americas region, sales were $38,911, a decrease of 6.5% from 2017, with organic volume decreasing 4.1%, and unfavorable currency effects of 2.4%. Sales in Europe were $150,710, an increase of 12.6% from 2017, with organic volume increasing 9.4% and favorable currency effects of 3.2%.  Sales in Japan were $28,367, a decrease of 31.6% from 2017, with volume decreasing 32.5%, offset by favorable currency effects of 0.9%.  The decrease in sales volume consisted of lower organic volume of 34.3%, offset by a 1.8% increase from acquisitions. Sales in the Asia Pacific region were $171,743, a decrease of 9.4% from 2017, with volume decreasing 10.8%, offset by favorable currency effects of 1.4%.  The decrease in sales volume consisted of a 12.4% decrease in organic volume, offset by a 1.6% increase from acquisitions.

Worldwide sales for the nine months ended July 31, 2018 were $1,685,373, a 12.9% increase from sales of $1,493,044 for the comparable period of 2017.  Sales volume increased 9.6%, consisting of 6.0% from the first year effect of acquisitions and 3.6% organic growth.  Favorable currency translation effects increased sales by 3.3%.

Sales of the Adhesive Dispensing Systems segment for the nine months ended July 31, 2018 were $704,367 compared to $668,146 in the comparable period of 2017, an increase of 5.4%. The increase was due to favorable currency translation effects of 4.6% and a sales volume increase of 0.8%.  Within this segment, sales volume increased in the Japan and Asia Pacific regions, and was offset by decreases in the United States and Americas regions. Growth in packaging, product assembly and nonwoven product lines was offset by softness in product lines serving polymer processing end markets.

Sales of the Advanced Technology Systems segment for the nine months ended July 31, 2018 were $789,135 compared to $645,907 in the comparable period of 2017, an increase of 22.2%.  Sales volume increased 20.0%, consisting of 13.8% from the first year effect of acquisitions and 6.2% organic growth.  Favorable currency translation effects increased sales by 2.2%.  Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions except for the Asia Pacific region, and was most pronounced in the United States and Japan regions.  Organic volume was driven by demand for most all product lines within this segment.

Sales of the Industrial Coating Systems segment for the nine months ended July 31, 2018 were $191,871 compared to $178,991 in the comparable period of 2017, an increase of 7.2%.  Sales volume increased 4.5% and favorable currency translation effects increased sales by 2.7%.  Within this segment, sales volume increased in the Europe, Japan and Asia Pacific regions, and was offset by softness in the Americas and United States regions.   Growth in powder and container product lines serving industrial end markets was offset by softness in cold materials product lines serving automotive end markets.

Sales outside the United States accounted for 68.2% of sales in the nine months ended July 31, 2018, compared to 68.9% in the comparable period of 2017.  On a geographic basis, sales in the United States were $536,164, an increase of 15.4% from 2017.  The increase in sales volume consisted of 12.7% growth from acquisitions and 2.7% from organic volume. In the Americas region, sales were $112,149, an increase of 3.9% from 2017, with volume increasing 3.8%, and favorable currency effects of 0.1%. The increase in sales volume consisted of 7.2% from acquisitions, offset by a 3.4% decrease in organic volume. Sales in Europe were $447,384, an increase of 17.3% from 2017, with favorable currency effects of 9.1%, and volume increasing 8.2%.  The increase in sales volume consisted of 5.4% from organic volume, and 2.8% from acquisitions. Sales in Japan were $127,266, an increase of 31.9% from 2017, with volume increasing 29.7% and favorable currency effects of 2.2%.  The increase in sales volume consisted of 27.9% from organic volume and 1.8% from acquisitions. Sales in the Asia Pacific region were $462,410, an increase of 4.5% from 2017, with favorable currency effects of 2.9%, and volume increasing 1.6%.  The increase in sales volume consisted of 2.2% from acquisitions, offset by a 0.6% decrease from organic volume.

Operating profit – Cost of sales for the three months ended July 31, 2018 were $260,847, down from $263,173 in the comparable period of 2017. Gross profit, expressed as a percentage of sales, decreased slightly to 55.1% for this same period from 55.4% in 2017. Of the 0.3 percentage point decline in gross margin, unfavorable product mix contributed 0.8 percentage points. The 0.5 percentage point offset was due to favorable currency translation effects of 0.2 percentage points, and 0.3 percentage points were due to lower short term purchase price accounting charges for acquired inventory in the current period.

Cost of sales for the nine months ended July 31, 2018 were $757,146, up 13.7% from the comparable period of 2017.  Gross profit, expressed as a percentage of sales, decreased to 55.1% for this same period from 55.4% in 2017.  Of the 0.3 percentage point decline in gross margin, unfavorable product mix contributed 1.0 percentage point.  The 0.7 percentage point offset is primarily due to favorable currency translation effects.

Selling and administrative expenses for the three months ended July 31, 2018 were $184,820 compared to $172,799 in the comparable period of 2017. The 7.0% increase includes 6.0% in support of base business, 1.0% due to unfavorable currency translation effects and 0.5% due to higher severance and restructuring costs in the current period. These increases were offset by lower acquisition transaction costs of 0.5% in the current period.

Nordson Corporation

Selling and administrative expenses for the nine months ended July 31, 2018 were $548,223, compared to $494,000 for the comparable period of 2017.  The 11.0% increase includes 9.3% primarily in support of higher sales growth, 2.9% due to unfavorable currency translation effects, 1.3% due to the first year effect of acquisitions, and 0.4% due to higher severance and restructuring costs. These increases were offset by 2.9% due to lower acquisition transaction costs in the current period.

Selling and administrative expenses as a percentage of sales increased to 31.8% for the three months ended July 31, 2018 compared to 29.3% in the comparable period of 2017. Of the 2.5 percentage point increase, 4.4 percentage points are due to higher base business costs, and 0.1 percentage point is due to higher severance and restructuring expenses in the current period.  These increases were offset by 1.9 percentage points due to the first year effect of acquisitions and 0.1 percentage point is due to lower acquisition transaction costs.

Selling and administrative expenses as a percentage of sales decreased to 32.5% for the nine months ended July 31, 2018 from 33.1% for the comparable period of 2017. Of the 0.6 percentage point improvement, 1.0 percentage point is primarily due to a decrease in acquisition transaction costs.  This decrease was offset by 0.2 percentage points due to the first year effect of acquisitions, and 0.2 percentage points due to higher severance and restructuring expenses.

During the three and nine months ended July 31, 2018, we recognized severance and restructuring costs of $1,490 and $3,639, respectively.  During the three and nine months ended July 31, 2017, we recognized severance and restructuring costs of $703 and $1,421, respectively. These costs were all recognized within our Adhesives Dispensing Systems segment, and are associated with a restructuring initiative to consolidate certain facilities in the U.S. Additional costs related to this initiative are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were favorably impacted by a weaker dollar primarily against the Euro, Japanese Yen and British Pound during 2018 as compared to 2017.

Operating profit as a percentage of sales decreased to 23.3% for the three months ended July 31, 2018 compared to 26.0% for the comparable period of 2017.  Of the 2.7 percentage point decrease, unfavorable leverage of our selling and administrative expenses contributed 2.5 percentage points, 0.8 percentage points were due to unfavorable product mix, and 0.1 percentage point was due to higher severance and restructuring costs.  This decrease was offset by 0.3 percentage points due to favorable currency translation effects, 0.3 percentage points due to lower short-term purchase price accounting charges for acquired inventory, and 0.1 percentage point due to lower acquisition transaction costs.

Operating profit as a percentage of sales increased to 22.5% for the nine months ended July 31, 2018 compared to 22.3% for the comparable period of 2017.  Of the 0.2 percentage point improvement in operating margin, lower acquisition transaction costs contributed 1.0 percentage point, and favorable currency translation effects contributed 0.7 percentage points. This improvement was offset by 1.0 percentage point due to dilution in gross margin related to the consolidation of certain facilities in the U.S., 0.3 percentage points due to the first year effect of acquisitions, 0.1 percentage point due to unfavorable leverage of our selling and administrative expenses, and 0.1 percentage point due to higher severance and restructuring expenses.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 28.0% for the three months ended July 31, 2018 compared to 28.5% for the comparable period of 2017.  Of the 0.5 percentage point decline in operating margin, dilution in gross margin of 0.5 percentage points was due to the consolidation of certain facilities in the U.S. and 0.3 percentage points were due to higher severance and restructuring expenses.  This decrease was offset by 0.3 percentage points due to favorable currency translation effects.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 27.2% for the nine months ended July 31, 2018 compared to 27.7% for the comparable period of 2017.  Of the 0.5 percentage point decline in operating margin, dilution in gross margin of 0.7 percentage points was due to the consolidation of certain facilities in the U.S., unfavorable leverage of selling and administrative expenses contributed 0.5 percentage points, and higher severance and restructuring expenses contributed 0.3 percentage points.  These decreases were offset by a 1.0 percentage point increase due to favorable currency translation effects.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 25.2% for the three months ended July 31, 2018 compared to 30.1% for the comparable period of 2017. Of the 4.9 percentage point decline in operating margin,

Nordson Corporation

unfavorable product mix contributed 3.9 percentage points and unfavorable leverage of our selling and administrative expenses contributed 1.0 percentage points.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 24.4% for the nine months ended July 31, 2018 compared to 26.0% for the comparable period of 2017.  Of the 1.6 percentage point decline in operating margin, unfavorable product mix contributed 2.3 percentage points, offset by favorable leverage of our selling and administrative expenses of 0.7 percentage points.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 21.7% for the three months ended July 31, 2018 compared to 20.1% for the comparable period of 2017. Of the 1.6 percentage point improvement in operating margin, favorable product mix added 2.1 percentage points and favorable currency translation effects contributed 0.1 percentage points.  These increases were offset by 0.6 percentage points due to unfavorable leverage of our selling and administrative expenses.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 19.2% for the nine months ended July 31, 2018 compared to 17.1% in 2017.  Of the 2.1 percentage point improvement in operating margin, favorable product mix added 1.1 percentage points, favorable currency translation effects contributed 0.6 percentage points, and favorable leverage of selling and administrative expenses contributed 0.4 percentage points.

Interest and other income (expense) - Interest expense for the three months ended July 31, 2018 was $13,765, up from $11,306 for the comparable period of 2017.  Interest expense for the nine months ended July 31, 2018 was $37,210, up from $24,854 for the comparable period of 2017.  These increases were due primarily to higher borrowing levels between periods.

Other income was $528 for the three months ended July 31, 2018, compared to $27 for the comparable period of 2017. Included in the current quarter’s other income were foreign currency gains of $890.

Other income was $673 for the nine months ended July 31, 2018, compared to other expense of $1,452 for the comparable period of 2017. Included in the current year’s other income was a non-recurring gain of $2,512, offset by $741 related to the write off of building improvements. Included in the prior year’s other expense were foreign currency losses of $691.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for the three and nine months ended July 31, 2018 were 22.7% and 15.6%, respectively. The effective tax rate for the three and nine months ended July 31, 2017 were 28.8% and 29.8%, respectively. The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to recently enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act") as set forth below.

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

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax. As a result, during the first quarter of 2018, we recorded a provisional tax benefit of $45,213 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $23,124 to reflect the transition tax on previously deferred foreign earnings. The net tax effect of these discrete items resulted in a decrease of $22,089 in income tax expense for the nine months ended July 31, 2018. We intend to pay the transition tax in installments over the eight year period allowable under the Act. The transition tax is primarily included in other long-term liabilities in the Consolidated Balance Sheet at July 31, 2018. The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after the underlying temporary differences and foreign earnings are finalized. Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts.

Nordson Corporation

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

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions, which we adopted during the first quarter of 2018. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision for the three and nine months ended July 31, 2018 includes a discrete tax benefit of $544 and $7,494, respectively.

During the three months ended July 31, 2018, we recorded a favorable adjustment to unrecognized tax benefits of $1,041 related to the lapse of statute of limitations.

During the nine months ended July 31, 2017, we recorded a discrete tax expense of $2,600 related to nondeductible acquisition costs.

Net income – Net income for the three months ended July 31, 2018 was $94,884, or $1.61 per diluted share, compared to $101,456, or $1.74 per diluted share, in the same period of 2017. This represents a 6.5% decrease in net income and a 7.5% decrease in diluted earnings per share. For the nine months ended July 31, 2018, net income was $290,674, or $4.93 per diluted share, compared to $215,967, or $3.71 per diluted share, in the same period of 2017. This represents a 34.6% increase in net income and a 32.9% increase in diluted earnings per share. The impact on net income and diluted earnings per share due to the Act for the nine months ended July 31, 2018 was a benefit of $22,089 and $0.37.

Foreign Currency Effects

In the aggregate, average exchange rates for 2018 used to translate international sales and operating results into U.S. dollars were favorable compared with average exchange rates existing during 2017.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended July 31, 2018 were translated at exchange rates in effect during the same period of 2017, sales would have been approximately $6,185 lower while third-party costs and expenses would have been approximately $2,948 lower. If transactions for the nine months ended July 31, 2018 were translated at exchange rates in effect during the same period of 2017, sales would have been approximately $49,845 lower while third-party costs and expenses would have been approximately $26,236 lower.

Financial Condition

Liquidity and Capital Resources

During the nine months ended July 31, 2018, cash and cash equivalents increased $176,419.  Cash provided by operations during this period was $342,927, compared to $221,791 for the nine months ended July 31, 2017.  Cash of $342,442 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and (gain)loss on sale of property, plant and equipment), compared to $298,099 for the comparable period of 2017.  Changes in operating assets and liabilities increased cash by $485 in the nine months ended July 31, 2018, compared to a reduction of $76,308 in the comparable period of 2017. This change is due primarily to changes in accounts receivable and inventory balance year-over-year.

Cash used in investing activities was $91,037 for the nine months ended July 31, 2018, compared to $855,831 in the comparable period of 2017.  During the nine months ended July 31, 2018, cash of $45,364 was used for the Sonoscan acquisition and $805,943 was used for acquisitions during the nine months ended July 31, 2017. Capital expenditures in the nine months ended July 31, 2018 were $45,972, compared to $49,324 in the comparable period of 2017.

Nordson Corporation

Cash used in financing activities was $73,464 for the nine months ended July 31, 2018, compared to $672,636 provided in the comparable period of the prior year.  Net repayments of long-term debt and short-term borrowings used $29,403, compared to net proceeds of $713,398 in the prior year. Included in the prior year’s net proceeds was our $705,000 term loan facility used for the Vention Medical acquisition during the second quarter of 2017. During the nine months ended July 31, 2018, cash of $5,063 was used for the purchase of treasury shares tendered for taxes related to vesting of restricted stock and cash of $52,109 was used for dividend payments, compared to $3,114 and $46,549, respectively, in the comparable period of 2017. Issuance of common shares related to employee benefit plans generated $17,352 compared to $13,209 in the comparable period of 2017.

The following is a summary of significant changes in balance sheet captions from October 31, 2017 to July 31, 2018. Inventories increased $7,094 primarily due to the Sonoscan acquisition. Net property, plant and equipment increased $10,366 due to capital expenditures of $45,972, offset by depreciation expense. Goodwill increased $22,523 due primarily to the Sonoscan acquisition and the effects of foreign currency translation. The decrease of $26,907 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter of 2018. The decrease in deferred income taxes liability of $44,683 was primarily due to the impact of the Act.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at July 31, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71% and 4.17%. We were in compliance with all covenants at July 31, 2018. We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility, and the remainder for general corporate purposes.

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in September 2018, $200,000 due in March 2020, and $305,000 due in March 2022. In May 2018, we entered into a Second Amendment to our $705,000 term loan facility to extend the maturity due date of the first $200,000 tranche from September 2018 to September 2021. The weighted average interest rate for borrowings under this agreement was 3.16% at July 31, 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at July 31, 2018.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and was increased to $850,000 in June 2018.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. In June 2018, we paid approximately $315,000 of the outstanding balance under the facility. At July 31, 2018, there was no outstanding balance under this facility, compared to $249,138 outstanding at October 31, 2017. We were in compliance with all covenants at July 31, 2018, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At July 31, 2018 and October 31, 2017, $146,666 was outstanding under this facility. Existing notes mature between September 2018 and September 2026 and bear interest at fixed rates between 2.21% and 2.56%, and floating interest rates between 3.47% and 3.59% per annum.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at July 31, 2018, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At July 31, 2018 and October 31, 2017 $156,700 and $172,600 was outstanding under this agreement, respectively. Existing

Nordson Corporation

notes mature between July 2018 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at July 31, 2018.

In April 2015, we entered into a $200,000 term loan facility with a group of banks, of which $100,000 was paid in April 2018 and $100,000 is due in April 2020 with a weighted average interest rate of 3.19%. We were in compliance with all covenants at July 31, 2018.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at July 31, 2018.

Outlook

For the full year, we expect to generate sales volume growth, including the first year effect of acquisitions, and we remain optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets and pursuing market adjacencies.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  We believe our cash provided from operations, our available borrowing capacity, and ready access to capital markets is more than adequate to fund our liquidity needs within the next year and to make other opportunistic investments.

For the fourth quarter of 2018, sales are expected to be flat to down 4% as compared to the fourth quarter a year ago.  This outlook includes a range for organic volume to be up 1% to down 3%, 1% growth from the first year effect of acquisitions, and an unfavorable currency translation effect of 2% based on the current exchange rate environment.  Diluted earnings per share are expected to be in the range of $1.38 to $1.54.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2018.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2018 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2018 and October 31, 2017, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $472. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2017.  The information disclosed has not changed materially in 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2018:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs(1)	or Programs(1)
May 1, 2018 to May 31, 2018	—	—	—	$118,971
June 1, 2018 to June 30, 2018	—	—	—	$118,971
July 1, 2018 to July 31, 2018	—	—	—	$118,971
Total	—		—

(1)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  This new authorization added capacity to the board’s December 2014 authorization to repurchase $300,000 of shares. Approximately $118,971 remained available for share repurchases at July 31, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching.  Shares purchased are treated as treasury shares until used for such purposes.  The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1

Master Note Purchase Agreement, dated as of June 22, 2018, by and among Nordson Corporation and the purchasers named therein (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

4.2

Amendment No. 1, dated June 28, 2018, to the Second Amended and Restated Credit Agreement, dated February 20, 2015, among Nordson Corporation, various financial institutions named therein, and KeyBank, National Association, as administrative agent (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

4.3

First Amendment dated June 26, 2018 to the Term Loan Facility Agreement dated April 10, 2015 between Nordson Corporation, various financial institutions named therein and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

4.4

Second Amendment to Term Loan Agreement dated as of May 17, 2018, by and between Nordson Corporation, as Borrower, each of the financial institutions party hereto, and PNC Bank, as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2018).

4.5

Third Amendment dated June 26, 2018 to the Term Loan Agreement dated as of February 21, 2017, between Nordson Corporation, various financial institutions named therein and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2018	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)