Form 10-K
period 2018-10-31
NORDSON CORP
filed 2018-12-14
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number   0-7977

NORDSON CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	34-0590250
(State of incorporation)	(I.R.S. Employer Identification No.)

28601 Clemens Road Westlake, Ohio	44145
(Address of principal executive offices)	(Zip Code)

(440) 892-1580

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	Nasdaq Stock Market LLC
(Title)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2018 was approximately $7,441,507.

There were 57,927,038 Common Shares outstanding as of November 30, 2018.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2019 Annual Meeting - Part III of the Form 10-K

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

Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 68 percent of our revenues were generated outside the United States in 2018.

We have 7,536 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand, and the United Kingdom.

Corporate Purpose and Goals

We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders, and communities.

We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.

Although every quarter may not produce increased sales, net income, or earnings per share, or exceed the comparative prior year's quarter, we expect to produce long-term gains. When short-term swings occur, we do not intend to alter our basic objectives in efforts to mitigate the impact of these temporary occurrences.

We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies, and by leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that serve international growth markets, share our business model characteristics and can leverage our global infrastructure. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the solutions we can offer to our customers.

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

Nordson Corporation 4

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

Principal Products and Uses

We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, medical components, and other fluids, to test and inspect for quality, and to treat and cure surfaces. Our technology-based systems can be found in manufacturing facilities around the world producing a wide range of goods for consumer durable, consumer non-durable and technology end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.

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

•

Electronics Systems - Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, flexible circuits, micro-electronic mechanical systems (MEMS), and semiconductor packaging.

•

Fluid Management – Precision manual and semi-automated dispensers, minimally invasive interventional delivery devices, and highly engineered single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing, balloons, and catheters. Products are used for applying and controlling the flow of adhesives, sealants, lubricants, and biomaterials in critical industrial production processes and within medical equipment and related surgical procedures. Key strategic markets include consumer goods, electronics, industrial assembly, and medical.

•

Test and Inspection - Bond testing and automated optical, acoustic microscopy and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, flexible circuits, MEMS, and semiconductor packaging.

3.	Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials, and for curing and drying of dispensed material. This segment primarily serves the industrial capital equipment and consumer durables markets.

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

Nordson Corporation 6

Manufacturing and Raw Materials

Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, Rhode Island, Tennessee, and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand and the United Kingdom.

Principal materials used to make our products are metals and plastics, typically in sheets, bar stock, castings, forgings, tubing and pellets. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality and service. All significant raw materials that we use are available through multiple sources. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials and tariffs on certain raw materials, particularly imports from China, as well as disruptions in availability of raw materials, components, and sourced finished goods.

We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2018, we held 545 United States patents and 1,405 foreign patents and had 193 United States patent applications pending and 856 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and the legal term of patents in various countries where a patent is obtained. Our patent portfolio as of October 31, 2018 had expiration dates ranging from November 2018 to April 2038. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Avalon, Dage, EFD, Value Plastics and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2018, we had a total of 884 trademark registrations in the United States and in various foreign countries.

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

Nordson Corporation 7

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2018, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders were relatively consistent at approximately $394,000 at October 31, 2018 and approximately $397,000 at October 31, 2017, inclusive of approximately three percent decline in organic growth, offset by two percent growth due to acquisitions. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2018. All orders in the 2018 year-end backlog are expected to be shipped to customers in 2019.

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

Nordson Corporation 8

We believe that we operate in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain the necessary permits and licenses. We believe that the cost of complying with environmental laws and regulations will not have a material effect on our earnings, liquidity or competitive position but cannot assure that material compliance-related costs and expenses may not arise in the future. For example, future adoption of new or amended environmental laws, regulations or requirements or newly discovered contamination or other circumstances could require us to incur costs and expenses that may have a material effect, but cannot be presently anticipated.

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2018 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2018, we had 7,536 full-time and part-time employees, including 134 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on October 31, 2019.

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

In 2018, approximately 32 percent of our revenue was generated in the United States, while approximately 68 percent was generated outside the United States. Our largest markets include appliance, automotive, construction, container, electronics assembly, food and beverage, furniture, medical, metal finishing, nonwovens, packaging, paper and paperboard converting, plastics processing and semiconductor. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

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

We have experienced and expect to continue to experience cyber-attacks to our systems and networks. To date, we have not experienced any material breaches or material losses related to cyber-attacks. To conduct our business, we rely extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data.  Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.  A cyber-attack or other disruption may also result in financial loss, including potential fines for failure to safeguard data. Our insurance coverage may not be adequate to cover all the costs arising from such events.

Nordson Corporation 10

We have taken steps and incurred costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems.  While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats.  The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.

The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the U.S., Europe (including but not limited to the European Union’s General Data Protection Regulation), and elsewhere, are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.

Our results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.

Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including withdrawal from or material modifications to North American Free Trade Agreement, the implementation of the United States-Mexico-Canada Agreement, or certain other international trade agreements, or other trade restrictions or retaliatory actions imposed by various governments. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our results.

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

Nordson Corporation 11

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

The majority of our consolidated revenues in 2018 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, the announcement of Brexit and subsequent steps taken by Britain to begin withdrawal from the European Union caused volatility in global currency exchange rate fluctuations that resulted in the strengthening of the United States dollar against foreign currencies in which we conduct business.  Future adverse consequences arising from Brexit may include continued volatility in exchange rates.  Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

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

Nordson Corporation 12

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

Nordson Corporation 13

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

Any period of interest rate increases may also adversely affect our profitability. At October 31, 2018, we had $1,314,091 of total debt and notes payable outstanding, of which 51 percent was priced at interest rates that float with the market. A one percentage point increase in the interest rate on the floating rate debt in 2018 would have resulted in approximately $10,672 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

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

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2018, approximately 68 percent of our total sales were generated outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of political or economic instability, such as Brexit;
•	unanticipated or unfavorable circumstances arising from host country laws or regulations;
•	threats of war, terrorism or governmental instability;
•

changes in tax rates, adoption of new tax laws or other additional tax policies, including the implementation of the Tax Cuts and Jobs Act of 2017 and other proposals to reform United States and foreign tax laws that impact how United States multinational corporations are taxed on foreign earnings;

•	restrictions on the transfer of funds into or out of a country;
•	potential negative consequences from changes to taxation policies;
•	the disruption of operations from labor and political disturbances;

Nordson Corporation 14

•

the imposition of tariffs, import or export licensing requirements and other potential changes in trade policies and relations arising from policy initiatives implemented by the current U.S. presidential administration; and

•	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.

Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, interrupt our supply chain, or otherwise have an adverse effect on our operating performance.

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. The current U.S. presidential administration has criticized existing trade agreements, and while it is currently unclear what actions the administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be ultimately imposed in the future.

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

Item 1B.  Unresolved Staff Comments

None.

Nordson Corporation 15

Item 2.  Properties

The following table summarizes our principal properties as of October 31, 2018:

Location	Description of Property	Approximate Square Feet

Amherst, Ohio [2,3]	A manufacturing, laboratory and office complex	521,000
Austintown, Ohio [1]	A manufacturing, warehouse and office building (leased)	207,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	159,000
Chippewa Falls, Wisconsin [1]	Three manufacturing, warehouse and office buildings (leased)	151,000
Swainsboro, Georgia [1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [3]	A manufacturing, warehouse and office building (leased)	64,000
Salem, New Hampshire [2]	A manufacturing, warehouse and office building (leased)	63,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Marlborough, Massachusetts [2]	An office, laboratory and warehouse building (leased)	30,000
Westlake, Ohio	Corporate headquarters	28,000
Spokane, Washington [2]	A manufacturing, warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Sunnyvale, California [2]	Two office, laboratory and warehouse buildings (leased)	24,000
Boulder, Colorado [2]	Two office and laboratory buildings (leased)	21,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
Concord, California [2]	A manufacturing and office building (leased)	12,000
Ventura, California [2]	Two manufacturing, warehouse and office buildings (leased)	11,000
Münster, Germany [1]	Four manufacturing, warehouse and office buildings (leased)	215,000
Shanghai, China [1,2,3]	Three manufacturing, warehouse, laboratory and office buildings	178,000
Shanghai, China [1,2,3]	Three manufacturing, warehouse and office buildings (leased)	160,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Three manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2,3]	Four office, laboratory and warehouse buildings (leased)	75,700
Bangalore, India [1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2,3]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand [1]	A manufacturing, warehouse and office building	52,000
Erkrath, Germany [1,2,3]	An office, laboratory and warehouse building (leased)	48,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building (leased)	47,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Munich, Germany [2]	An office, laboratory and warehouse buildings (leased)	43,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2,3]	An office, laboratory and warehouse building (leased)	35,000
Pirmasens, Germany [1]	A manufacturing, warehouse and office building (leased)	32,000
Sao Paulo, Brazil [1,2,3]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2,3]	A warehouse and office building (leased)	22,000
Singapore [1,2,3]	Two warehouse and office buildings (leased)	22,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000
Selangos, Malaysia [1,3]	A laboratory and office building (leased)	17,000

Business Segment - Property Identification Legend

1 - Adhesive Dispensing Systems

2 - Advanced Technology Systems

3 - Industrial Coating Systems

The facilities listed have adequate, suitable and sufficient capacity (production and nonproduction) to meet present and foreseeable demand for our products.

Nordson Corporation 16

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

Environmental – We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2018 and 2017, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $439 and $472, respectively.

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

Item 4.  Mine Safety Disclosures

None.

Executive Officers of the Company

Our executive officers as of October 31, 2018, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period

Michael F. Hilton	64	2010	President and Chief Executive Officer, 2010

Gregory A. Thaxton	57	2007	Executive Vice President, Chief Financial Officer, 2012

Gina A. Beredo	44	2018	Executive Vice President, General Counsel and Secretary, 2018

James E. DeVries	59	2012	Executive Vice President, 2012

John J. Keane	57	2003	Executive Vice President, 2005

Stephen P. Lovass	49	2017	Executive Vice President, 2017

Gregory P. Merk	47	2006	Executive Vice President, 2013

Shelly M. Peet	53	2007	Executive Vice President, 2009

Jeffrey A. Pembroke	51	2015	Executive Vice President, 2015

Joseph Stockunas	58	2015	Executive Vice President, 2015

Effective January 1, 2018, Ms. Beredo was appointed Executive Vice President, General Counsel and Secretary.  Ms. Beredo served as Deputy General Counsel and Assistant Secretary since joining the Company in 2013.  Prior to joining the Company, Ms. Beredo served as Chief Litigation Counsel and Director of Compliance & Ethics at American Greetings Corporation, formerly traded on the NYSE.  Prior to joining American Greetings, Ms. Beredo was an associate at BakerHostetler LLP.

On November 28, 2016, Mr. Lovass was elected as Corporate Vice President.  Prior to joining the Company, Mr. Lovass served as President for one of the global sensors and controls businesses for Danaher Corporation, a publicly-traded, international Fortune 200, diversified science and technology company from 2012 to 2016.  Prior to joining Danaher, Mr. Lovass served as a Senior Vice President and Corporate Officer for Gerber Scientific.

Nordson Corporation 17

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2018, there were 1,406 record shareholders.

While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Performance Graph

The following is a graph that compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2008 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Group, which includes: AIN, AME, ATU, B, DCI, ENTG, ESL, FLIR, GGG, GTLS, IEX, ITT, KEYS, LECO, ROP, TER, WTS, and WWD.

Company/Market/Peer Group	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Nordson Corporation	$100.00	$149.23	$226.27	$274.10	$356.22	$439.17	$471.10	$443.80	$632.04	$807.21	$788.83
S&P 500 Index	$100.00	$109.80	$127.94	$138.29	$159.32	$202.61	$237.60	$249.95	$261.23	$322.96	$346.68
S&P MidCap 400	$100.00	$118.18	$150.84	$163.74	$183.57	$245.03	$273.58	$282.95	$300.65	$371.23	$375.02
S&P 500 Ind. Machinery	$100.00	$133.81	$171.21	$177.14	$211.99	$302.70	$341.34	$340.82	$389.16	$536.52	$495.05
S&P MidCap 400 Ind. Machinery	$100.00	$123.61	$160.67	$182.73	$199.57	$277.07	$293.61	$245.77	$288.44	$413.70	$404.98
Peer Group	$100.00	$108.45	$133.57	$150.02	$171.39	$238.19	$262.44	$252.27	$259.12	$388.10	$399.03

Source: Zack’s Investment Research

(b)	Use of Proceeds. Not applicable.

Nordson Corporation 18

(c)	Issuer Purchases of Equity Securities

			Total Number of
			Shares Repurchased	Maximum Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
	Repurchased(1)	per Share	or Programs(2)	the Plans or Programs
August 1, 2018 to August 31, 2018	—	$—	—	$118,971
September 1, 2018 to September 30, 2018	25	$144.63	24	$615,471
October 1, 2018 to October 31, 2018	121	$127.33	121	$600,032
Total	146		145

(1)	Includes shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $600,032 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation 19

Item 6. Selected Financial Data

	2018	2017	2016	2015	2014
(In thousands except for per-share amounts)
Operating Data (a)
Sales	$2,254,668	$2,066,982	$1,808,994	$1,688,666	$1,704,021
Cost of sales	1,018,703	927,981	815,495	774,702	758,923
% of sales	45	45	45	46	45
Selling and administrative expenses	734,856	678,861	594,293	584,823	575,442
% of sales	33	33	33	35	34
Severance and restructuring costs	6,552	2,438	10,775	11,411	2,551
Operating profit	494,557	457,702	388,431	317,730	367,105
% of sales	22	22	21	19	22
Net income	377,375	295,802	271,843	211,111	246,773
% of sales	17	14	15	13	14
Financial Data (a) (e)
Working capital	$533,822	$240,626	$414,032	$420,815	$301,815
Net property, plant and equipment and other non-current assets	2,536,910	2,526,167	1,675,008	1,646,723	1,606,274
Total capital (b)	2,669,154	2,648,094	1,767,369	1,724,211	1,661,110
Total assets	3,421,012	3,414,539	2,420,583	2,358,314	2,278,957
Long-term liabilities	1,619,991	1,611,300	1,237,437	1,407,522	1,003,292
Shareholders’ equity	1,450,741	1,155,493	851,603	660,016	904,797
Return on average total capital — % (c)	15	14	16	13	17
Return on average shareholders’ equity — % (d)	28	30	37	26	27
Per-Share Data (a)
Average number of common shares	57,970	57,533	57,060	60,652	63,656
Average number of common shares and common share equivalents	58,931	58,204	57,530	61,151	64,281
Basic earnings per share	$6.51	$5.14	$4.76	$3.48	$3.88
Diluted earnings per share	6.40	5.08	4.73	3.45	3.84
Dividends per common share	1.25	1.11	0.99	0.90	0.76
Book value per common share	25.00	20.02	14.86	11.51	14.49

(a)	See accompanying Notes to Consolidated Financial Statements.
(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.
(c)	Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over the last five quarterly accounting periods.
(d)	Net income as a percentage of average quarterly shareholders’ equity over the last five quarterly accounting periods.
(e)

Certain amounts for the years 2014 through 2016 have been adjusted to reflect the retrospective application of our reclassification of debt issuance costs upon the adoption of a new accounting standard in 2017.

Nordson Corporation 20

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

Revenue recognition – Most of our revenues are recognized upon shipment, provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and title and risk of loss have passed to the customer. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the Consolidated Balance Sheet. Revenues deferred in 2018, 2017 and 2016 were not material.

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

We test goodwill in accordance with Accounting Standards Codification (ASC) 350. Goodwill impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described below. We did not record any goodwill impairment charges in 2018. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values using these methods. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the Income Approach and the Market Approach.

The discounted cash flow method (Income Approach) uses assumptions for revenue growth, operating margin, and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2018, the discount rates used ranged from 9.5 percent to 12 percent depending upon the reporting unit's size, end market volatility, and projection risk.

Nordson Corporation 21

In the application of the guideline public company method (Market Approach), fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve-month performance for revenues and EBITDA into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the consideration of both the Income and Market approaches.

In 2018, 2017, and 2016, the results of our annual impairment tests indicated no impairment.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2018, our conclusion is that no goodwill was impaired in 2018. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	9.5%	497%	$392,740
Industrial Coating Systems Segment	11.5%	488%	$24,058
Advanced Technology Systems Segment - Electronics Systems	11.0%	564%	$27,916
Advanced Technology Systems Segment - Fluid Management	10.5%	119%	$1,095,969
Advanced Technology Systems Segment - Test & Inspection	12.0%	141%	$71,050

Pension plans and postretirement medical plans - The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 4.53 percent at October 31, 2018 and 3.80 percent at October 31, 2017. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 2.14 percent at October 31, 2018, compared to 2.07 percent at October 31, 2017. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.00 percent in 2018 and 6.25 percent in 2017. The average expected rate of return on international pension assets used to determine net benefit costs was 3.91 percent in 2018 and 3.51 percent in 2017.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.90 percent at October 31, 2018, compared to 3.61 percent at October 31, 2017. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.12 percent at October 31, 2018, compared to 3.13 percent at October 31, 2017.

Annual expense amounts are determined based on the discount rate used at the end of the prior year. Differences between actual and assumed investment returns on pension plan assets result in actuarial gains or losses that are amortized into expense over a period of years.

Nordson Corporation 22

Economic assumptions have a significant effect on the amounts reported. The effect of a one percent change in the discount rate, expected return on assets and compensation increase is shown in the table below. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2018	$(6,081)	$7,000	$(1,212)	$1,418
Effect on pension obligation as of October 31, 2018	$(53,084)	$66,632	$(14,279)	$17,644
Expected return on assets:
Effect on total service and interest cost components in 2018	$(3,660)	$3,660	$(391)	$391
Compensation increase:
Effect on total service and interest cost components in 2018	$4,648	$(3,266)	$553	$(534)
Effect on pension obligation as of October 31, 2018	$21,688	$(18,104)	$3,588	$(2,944)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit plan was 4.56 percent at October 31, 2018 and 3.86 percent at October 31, 2017. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.75 percent in 2019, decreasing gradually to 3.27 percent in 2026.

For the international postretirement plan, the discount rate used to value the benefit obligation was 3.88 percent at October 31, 2018 and 3.52 percent at October 31, 2017. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 6.35 percent in 2019, decreasing gradually to 3.50 percent in 2037.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total service and interest cost components in 2018	$(631)	$760	$(4)	$4
Effect on postretirement obligation as of October 31, 2018	$(9,204)	$11,482	$(96)	$127
Health care trend rate:
Effect on total service and interest cost components in 2018	$516	$(411)	$11	$(8)
Effect on postretirement obligation as of October 31, 2018	$9,316	$(7,659)	$120	$(93)

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

Pension and postretirement expenses in 2019 are expected to be approximately $990 lower than 2018.

Nordson Corporation 23

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

2018 compared to 2017

Sales – Worldwide sales for 2018 were $2,254,668, an increase of 9.1 percent from 2017 sales of $2,066,982. Sales volume increased 7.1 percent and favorable currency translation effects increased sales by 2.0 percent. The volume increase consisted of 2.5 percent from organic growth and 4.6 percent from acquisitions. We had two acquisitions during 2018, Sonoscan, Inc. (“Sonoscan”), and Cladach Nua Teoranta (“Clada”), which are both included within the Advanced Technology Systems segment. We had four acquisitions during 2017, ACE Production Technologies, Inc. (“ACE”), Plas-Pak Industries, Inc. (“Plas-Pak), InterSelect GmbH (“InterSelect”), and Vention Medical’s Advanced Technologies business (“Vention”), which are also included within the Advanced Technology Systems segment. As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $955,192 in 2018, an increase of $39,173, or 4.3 percent, from 2017 sales of $916,019. The increase was the result of a sales volume increase of 1.5 percent and favorable currency effects that increased sales by 2.8 percent. Within this segment, sales volume increased in all geographic regions with the exception of the United States. Growth in packaging and product assembly product lines was offset by softness in product lines serving polymer processing end markets.

Sales of the Advanced Technology Systems segment were $1,039,366 in 2018, an increase of $141,743 or 15.8 percent, from 2017 sales of $897,623. The increase was the result of a sales volume increase of 14.5 percent and favorable currency effects that increased sales by 1.3 percent. The sales volume increase consisted of 3.8 percent from organic volume and 10.7 percent from the first-year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, increased in all geographic regions with the exception of the Asia Pacific region. Organic volume was driven by demand in our fluid management product lines serving industrial and medical end markets.

Sales of the Industrial Coating Systems segment were $260,110 in 2018, an increase of $6,770, or 2.7 percent, from 2017 sales of $253,340. The increase was the result of a sales volume increase of 1.1 percent and favorable currency effects that increased sales by 1.6 percent. Within this segment, sales volume increased in Europe, Japan and the Asia Pacific regions. Growth in powder, liquid and container product lines serving industrial end markets was offset by softness in cold materials product lines serving automotive end markets.

Sales outside the United States accounted for 68.0 percent of our sales in 2018, as compared to 68.7 percent in 2017. On a geographic basis, sales in the United States were $720,832, an increase of 11.3 percent from 2017. The increase in sales volume consisted of 1.9 percent from organic volume and 9.4 percent from acquisitions. In the Americas region, sales were $158,837, an increase of 8.0 percent from 2017, with volume increasing 8.8 percent partially offset by unfavorable currency effects of 0.8 percent. The increase in sales volume consisted of 3.5 percent from organic volume and 5.3 percent from acquisitions. Sales in Europe were $622,108, an increase of 17.2 percent from 2017, with volume increasing 11.4 percent and favorable currency effects of 5.8 percent. The increase in sales volume consisted of 9.2 percent from organic volume and 2.2 percent from acquisitions. Sales in Japan were $161,771, an increase of 9.9 percent from 2017, with volume increasing 8.6 percent and favorable currency effects of 1.3 percent. The increase in sales volume consisted of 7.0 percent from organic volume and 1.6 percent from acquisitions. Sales in the Asia Pacific region were $591,120, a decrease of 0.5 percent from 2017, with volume decreasing 2.2 percent partially offset by favorable currency effects of 1.7 percent. The decrease in sales volume consisted of lower organic volume of 4.4 percent, offset by 2.2 percent growth from acquisitions.

Nordson Corporation 24

It is estimated that the effect of pricing on 2018 total sales was not material relative to 2017.

Operating profit – Cost of sales were $1,018,703 in 2018, up 9.8 percent from $927,981 in 2017. Gross profit, expressed as a percentage of sales, decreased to 54.8 percent in 2018 from 55.1 percent in 2017. Of the 0.3 percentage point decrease in gross margin, unfavorable product mix contributed 0.7 percentage points offset by 0.4 percentage points due to favorable currency translation effects.

Selling and administrative expenses were $734,856 in 2018, compared to $678,861 in 2017. The 8.2 percent increase includes 8.7 percent primarily in support of higher sales growth and 1.7 percent due to unfavorable currency translation effects, offset by 2.2 percent due to lower acquisition transaction costs in the current year.

Selling and administrative expenses as a percentage of sales decreased to 32.6 percent in 2018 from 32.8 percent in 2017. Of the 0.2 percentage point improvement, 0.7 percentage points is due to lower acquisition transaction costs, offset by 0.5 percentage points due to higher base business costs.

Severance and restructuring costs of $6,552 were recorded in 2018. Within the Adhesives Dispensing Systems segment, a restructuring initiative to consolidate certain polymer processing product line facilities in the U.S. resulted in severance and restructuring costs of $5,631. Within the Advanced Technology Systems segment, severance costs of $401 were recorded in Europe. Severance costs of $520 were recorded in the U.S. due to a Corporate restructuring initiative. No costs related to severance and restructuring were recorded in the Industrial Coating Systems segment in 2018. Additional costs related to these initiatives are not expected to be material in future periods. All severance and restructuring costs are included in selling and administrative expenses in the Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were favorably impacted by a weaker dollar primarily against the Euro during 2018 as compared to 2017.

Operating profit as a percentage of sales decreased to 21.9 percent in 2018 compared to 22.1 percent in 2017. Of the 0.2 percentage point decline in operating margin, unfavorable leverage of our selling and administrative expenses contributed 0.9 percentage points, higher severance and restructuring expenses contributed 0.2 percentage points, and unfavorable product mix contributed 0.7 percentage points. This decline was offset by 0.3 percentage points due to the first year effect of acquisitions, 0.7 percentage points due to lower acquisition transaction costs, and 0.6 percentage points due to favorable foreign currency translation effects.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 27.2 percent in 2018 compared to 27.7 percent in 2017. Of the 0.5 percentage point decline in operating margin, dilution in gross margin of 0.8 percentage points was due to the consolidation of certain facilities in the U.S., and higher severance and restructuring expenses contributed 0.3 percentage points, offset by favorable foreign currency translation effects of 0.6 percentage points.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 23.4 percent in 2018 compared to 25.4 percent in 2017. Of the 2.0 percentage point decline in operating margin, unfavorable product mix contributed 1.2 percentage points, incremental amortization expense contributed 1.1 percentage points, and higher severance and restructuring expenses contributed 0.1 percentage points. This decline was partially offset by 0.4 percentage points due to favorable foreign currency translation effects.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 19.5 percent in 2018 compared to 17.4 percent in 2017. Of the 2.1 percentage point improvement in operating margin, 1.9 percentage points related to favorable product mix and 0.4 percentage points related to favorable foreign currency translation effects.  This improvement was partially offset by 0.2 percentage points due to unfavorable leverage of our selling and administrative expenses.

Interest and other income (expense) - Interest expense in 2018 was $49,576, an increase of $12,975, or 35.4 percent, from 2017. The increase was due to higher average borrowing levels between periods. Other income in 2018 was $2,154 compared to other expense of $1,934 in 2017. Included in the current year’s other income are foreign currency gains of $1,133 and a non-recurring gain of $2,512. Included in the prior year’s other expense were foreign currency losses of $686.

Income taxes –

Income tax expense in 2018 was $71,144, or 15.9 percent of pre-tax income, as compared to $124,489, or 29.6 percent of pre-tax income in 2017.

Nordson Corporation 25

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("the Act") was enacted.  It reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent.  We have an October 31 fiscal year-end, therefore the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.34 percent for our fiscal year ended October 31, 2018, and 21 percent for subsequent fiscal years.  The statutory tax rate of 23.34 percent was applied to earnings in the current year.

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. taxes.  As a result, during 2018, we recorded a provisional tax benefit of $49,082 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $27,618 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $21,464 in income tax expense for 2018.  We intend to pay the transition tax in installments over the eight-year period allowable under the Act. The transition tax is primarily included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2018.  Incremental adjustments have been made to these estimates during the three months ended October 31, 2018 based on availability of additional information.  The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after various components of the computation are finalized. Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations, which could potentially affect the measurement of these balances or give rise to new or additional deferred tax amounts. Certain provisions of the Act will impact the Company starting in 2019. These provisions include, but are not limited to, the creation of the base erosion anti-abuse tax, a general limitation of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income and the repeal of the domestic production activities deduction. We continue to evaluate the future impacts of these provisions and, as of October 31, 2018, have not recorded any impact of any of these future provisions.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions, which we adopted in the first quarter of 2018. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital.  Our income tax provision for 2018 also includes a favorable adjustment to unrecognized tax benefits of $1,120 related to the lapse of the statute of limitations.

Our income tax provision for 2017 includes a discrete tax expense of $1,070 related to nondeductible acquisition costs.

Net income – Net income was $377,375, or $6.40 per diluted share, in 2018, compared to net income of $295,802, or $5.08 per diluted share, in 2017. This represents a 27.6 percent increase in net income and a 26.0 percent increase in diluted earnings per share.

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

Nordson Corporation 26

Sales outside the United States accounted for 68.7 percent of our sales in 2017, as compared to 70.6 percent in 2016. On a geographic basis, sales in the United States were $647,657, an increase of 21.9 percent from 2016. The increase in sales volume consisted of 5.3 percent from organic volume and 16.6 percent from acquisitions. In the Americas region, sales were $147,026, an increase of 17.9 percent from 2016, with volume increasing 18.0 percent partially offset by unfavorable currency effects of 0.1 percent. The increase in sales volume consisted of 7.7 percent from organic volume and 10.3 percent from acquisitions. Sales in Europe were $530,812, an increase of 5.3 percent from 2016, with volume increasing 5.5 percent partially offset by unfavorable currency effects of 0.2 percent. The increase in sales volume consisted of 2.2 percent from organic volume and 3.3 percent from acquisitions. Sales in Japan were $147,189, an increase of 20.6 percent from 2016, with volume increasing 24.5 percent partially offset by unfavorable currency effects of 3.9 percent. The increase in sales volume consisted of 23.1 percent from organic volume and 1.4 percent from acquisitions. Sales in the Asia Pacific region were $594,298, an increase of 12.7 percent from the prior year, with volume increasing 13.2 percent partially offset by unfavorable currency effects of 0.5 percent. The increase in sales volume consisted of 12.3 percent from organic growth and 0.9 percent from acquisitions.

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

Nordson Corporation 27

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

Liquidity and Capital Resources

Cash and cash equivalents increased $5,295 in 2018. Cash provided by operating activities was $504,638 in 2018, compared to $356,752 in 2017. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, and loss on sale of property, plant and equipment) which was $476,757 in 2018, compared to $413,341 in 2017. The increase in cash provided by operating activities was primarily due to higher net income. Also, changes in operating assets and liabilities provided $27,881 of cash in 2018, compared to $56,589 used in 2017.

Cash used in investing activities was $139,918 in 2018, compared to $877,694 in 2017. In the current year, cash of $50,586 was used for the Clada and Sonoscan acquisitions, partially offset by cash received of $458 which was primarily due to the sale of a building in the U.S. Capital expenditures were $89,790 in 2018 compared to $71,558 in 2017. The increase in capital expenditures was primarily due to the purchase of a new production and development manufacturing facility in China for product lines within our Adhesives Dispensing Systems segment.

Cash used in financing activities was $353,690 in 2018, compared to cash of $540,750 provided in 2017. Net repayment of long-term debt and short-term borrowings used $268,887 of cash in 2018, compared to net short and long-term proceeds of debt of $602,221 in 2017. Issuance of common shares related to employee benefit plans generated $18,811 of cash in 2018, up from $14,086 in 2017. This increase was the result of higher stock option exercises. In 2018, cash of $24,012 was used for the purchase of treasury shares, up from $3,216 in 2017. Dividend payments were $72,443 in 2018, up from $63,840 in 2017 due to an increase in the annual dividend to $1.25 per share from $1.11 per share.

The following is a summary of significant changes by balance sheet caption from October 31, 2017 to October 31, 2018. Net property, plant and equipment increased $40,255 due to capital expenditures of $89,790, offset by depreciation expense. Goodwill increased $18,808 due primarily to acquisitions completed during 2018. Net intangible assets decreased $47,439, primarily due to amortization expense, offset by acquisitions completed during 2018. Current maturities of long-term debt decreased $297,853 as a result of repayments and a reclassification to long-term debt in 2018.

Nordson Corporation 28

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $600,032 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2018. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

As of October 31, 2018, approximately 91 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,088,183 and $1,026,793 at October 31, 2018 and 2017, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2018:

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt (1)	$1,318,064	$28,734	$476,091	$466,587	$346,652
Interest payments on long-term debt (1)	132,947	23,769	40,162	34,378	34,638
Capital lease obligations (2)	18,198	6,161	6,393	1,574	4,070
Operating leases (2)	66,098	16,603	20,914	13,349	15,232
Contributions related to pension and postretirement benefits (3)	24,400	24,400	—	—	—
Purchase obligations (4)	74,207	71,084	3,123	—	—
Total obligations	$1,633,914	$170,751	$546,683	$515,888	$400,592

(1)

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EUR LIBOR rate.  The weighted average interest rate at October 31, 2018 was 0.88 percent. At October 31, 2018, the balance outstanding was €15,000 ($16,967). We were in compliance with all covenants at October 31, 2018.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71 percent and 4.17 percent. We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility at that time, and the remainder for general corporate purposes. We were in compliance with all covenants at October 31, 2018.

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022.  In May 2018, we entered into a Second Amendment to our $705,000 term loan facility to extend the maturity due date of the first $200,000 tranche from October 2018 to October 2021. In October 2018, we paid down $100,000 of the portion due in March 2020. The weighted average interest rate for borrowings under this agreement was 3.23 percent at October 31, 2018. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at October 31, 2018.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks. This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and was increased to $850,000 in June 2018. It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At October 31, 2018, $52,200 was outstanding under this facility, compared to $249,138 outstanding at October 31, 2017. . The weighted average interest rate for borrowings under this agreement was 3.10 percent at October 31, 2018. We were in compliance with all covenants at October 31, 2018, and the amount we could borrow under the facility would not have been limited by any debt covenants.

Nordson Corporation 29

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At October 31, 2018, there was $36,111 outstanding under this facility, compared to $146,666 at October 31, 2017. We paid down $100,000 of the outstanding balance during October 2018. Existing notes mature between January 2020 and September 2020.  The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2018, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent. This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at October 31, 2018, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes. At October 31, 2018, $156,700 was outstanding under this agreement. Existing notes mature between July 2019 and July 2025 and bear interest at fixed rates between 2.62 percent and 3.13 percent. We were in compliance with all covenants at October 31, 2018.

In April 2015, we entered into a $200,000 term loan facility with a group of banks, of which we paid down $100,000 in April 2018 and $100,000 in August 2018.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies. The notes mature in July 2019 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent. We were in compliance with all covenants at October 31, 2018.

See Note 9 for additional information.

(2)	See Note 10 for additional information.
(3)

Pension and postretirement plan funding amounts after 2018 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. See Note 6 for additional information.

(4)	Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2019. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2018 remained strong relative to recent years, although uncertainties persisted in global financial markets and the general economic environment.  Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, and principal and interest payments on indebtedness.  Primary sources of capital to meet these needs as well as other opportunistic investments are cash provided by operations and borrowings under our loan agreements.  In 2018, cash from operations was 22.4 percent of revenue.  With respect to borrowings under existing loan agreements, as of October 31, 2018, we had $797,800 available capacity under our five-year term, $850,000 unsecured, multicurrency credit facility.  This credit facility expires in February 2020.

Respective to all of these loans are two primary covenants, the leverage ratio that restricts indebtedness (net of cash) to a maximum 3.50 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be at minimum 2.5 times consolidated trailing four-quarter interest expense.  (Debt, EBITDA, and interest expense are as defined in respective credit agreements.)

Regarding expectations for 2019, we are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. For 2019, organic sales are expected to increase 3 percent to 5 percent compared to the prior year, offset by an unfavorable currency effect of 2 percent based on the current exchange rate environment as compared to the prior year. We move forward with caution given continued slower growth in emerging markets than previous years, expectations for global GDP indicating a low-growth macroeconomic environment, tax reform and trade agreement implications, and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets, pursuing market adjacencies and driving growth initiatives.  We drive value for our

Nordson Corporation 30

customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.  Cash from operations have been 16 to 22 percent of revenues over the past five years, which, when combined with, our available borrowing capacity and ready access to capital markets, is more than adequate to fund our liquidity needs over the next year.

With respect to contractual spending, the table above presents our financial obligations as $1,633,914, of which $170,751 is payable in 2019.  In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $600,032 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2018. The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities.  Timing and actual number of shares subject to repurchase are contingent on a number of factors including levels of cash generation from operations, cash requirements for acquisitions, repayment of debt and our share price.  We intend to focus on capital expenditures for 2019 on continued investments in our information systems and projects that improve both capacity and efficiency of manufacturing and distribution operations.

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

In 2018, as compared with 2017, the United States dollar was generally weaker against foreign currencies. If 2017 exchange rates had been in effect during 2018, sales would have been approximately $41,800 lower and third-party costs would have been approximately $21,708 higher. In 2017, as compared with 2016, the United States dollar was generally stronger against foreign currencies. If 2016 exchange rates had been in effect during 2017, sales would have been approximately $8,210 higher and third-party costs would have been approximately $5,791 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Inflation

Inflation affects profit margins as the ability to pass cost increases on to customers is restricted by the need for competitive pricing. Although inflation has been modest in recent years and has had no material effect on the years covered by the financial statements included in this report, we continue to seek ways to minimize the impact of inflation through focused efforts to increase productivity.

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

Nordson Corporation 31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2018, we did not have material foreign currency exposure.

Note 12 to the financial statements contains additional information about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2018							Total	Fair
	2019	2020	2021	2022	2023	Thereafter	Value	Value
Annual repayments of long-term debt	$28,734	$68,738	$38,187	$30,791	$130,796	$346,652	$643,898	$622,283
Average interest rate on total borrowings outstanding during the year	3.5%	3.5%	3.6%	3.7%	3.7%	3.8%	3.5%

At October 31, 2017							Total	Fair
	2018	2019	2020	2021	2022	Thereafter	Value	Value
Annual repayments of long-term debt	$26,586	$28,734	$68,738	$38,187	$30,791	$127,448	$320,484	$324,965
Average interest rate on total borrowings outstanding during the year	2.9%	3.0%	3.0%	3.1%	3.1%	3.1%	2.9%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 3.2 percent at October 31, 2018 and 2.3 percent at October 31, 2017. A one percent increase in interest rates would have resulted in additional interest expense of approximately $10,672 on the variable rate notes payable and long-term debt in 2018.

Nordson Corporation 32

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2018, 2017 and 2016	2018	2017	2016
(In thousands except for per-share amounts)
Sales	$2,254,668	$2,066,982	$1,808,994
Operating costs and expenses:
Cost of sales	1,018,703	927,981	815,495
Selling and administrative expenses	741,408	681,299	605,068
	1,760,111	1,609,280	1,420,563
Operating profit	494,557	457,702	388,431
Other income (expense):
Interest expense	(49,576)	(36,601)	(21,322)
Interest and investment income	1,384	1,124	728
Other - net	2,154	(1,934)	657
	(46,038)	(37,411)	(19,937)
Income before income taxes	448,519	420,291	368,494
Income tax provision:
Current	105,093	124,961	100,248
Deferred	(33,949)	(472)	(3,597)
	71,144	124,489	96,651
Net income	$377,375	$295,802	$271,843
Average common shares	57,970	57,533	57,060
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	961	671	470
Average common shares and common share equivalents	58,931	58,204	57,530
Basic earnings per share	$6.51	$5.14	$4.76
Diluted earnings per share	$6.40	$5.08	$4.73
Dividends declared per common share	$1.25	$1.11	$0.99

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 33

Consolidated Statements of Comprehensive Income

Years ended October 31, 2018, 2017 and 2016	2018	2017	2016
(In thousands)
Net income	$377,375	$295,802	$271,843
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,619)	22,697	(8,693)
Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	(45)	—	1,831
Net actuarial gain (loss) arising during the year	(7,783)	2,641	(22,482)
Amortization of prior service (cost) credit	(322)	(210)	92
Amortization of actuarial loss	10,536	7,972	6,724
Settlement loss recognized	200	712	111
Curtailment (gain) loss recognized	—	—	(1,144)
Total pension and postretirement benefit plans	2,586	11,115	(14,868)
Total other comprehensive income (loss)	(26,033)	33,812	(23,561)
Reclassification due to adoption of new accounting standard (Note 2)	(18,846)	—	—
Total comprehensive income	$332,496	$329,614	$248,282

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 34

Consolidated Balance Sheets

October 31, 2018 and 2017	2018	2017
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$95,678	$90,383
Receivables - net	491,423	505,087
Inventories - net	264,477	264,266
Prepaid expenses	32,524	28,636
Total current assets	884,102	888,372
Property, plant and equipment - net	386,666	346,411
Goodwill	1,608,018	1,589,210
Intangible assets - net	499,741	547,180
Deferred income taxes	9,780	11,020
Other assets	32,705	32,346
	$3,421,012	$3,414,539
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$83,590	$86,016
Income taxes payable	19,319	22,310
Accrued liabilities	175,085	173,366
Customer advance payments	38,997	34,654
Current maturities of long-term debt	28,734	326,587
Current obligations under capital leases	4,555	4,813
Total current liabilities	350,280	647,746
Long-term debt	1,285,357	1,256,397
Obligations under capital leases	8,850	9,693
Pension obligations	113,222	111,666
Postretirement obligations	70,154	73,589
Deferred income taxes	100,704	134,090
Other liabilities	41,704	25,865
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2018 and 2017	12,253	12,253
Capital in excess of stated value	446,555	412,785
Retained earnings	2,488,375	2,164,597
Accumulated other comprehensive loss	(179,314)	(134,435)
Common shares in treasury, at cost	(1,317,128)	(1,299,707)
Total shareholders' equity	1,450,741	1,155,493
	$3,421,012	$3,414,539

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 35

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2018, 2017 and 2016	2018	2017	2016
(In thousands)
Number of common shares in treasury
Balance at beginning of year	40,308	40,716	40,665
Shares issued under company stock and employee benefit plans	(503)	(438)	(421)
Purchase of treasury shares	181	30	472
Balance at end of year	39,986	40,308	40,716
Common shares
Balance at beginning and ending of year	$12,253	$12,253	$12,253
Capital in excess of stated value
Balance at beginning of year	$412,785	$376,625	$348,986
Shares issued under company stock and employee benefit plans	12,220	8,913	5,952
Tax benefit from stock option and restricted stock transactions	—	7,079	3,476
Stock-based compensation	21,550	20,168	18,211
Balance at end of year	$446,555	$412,785	$376,625
Retained earnings
Balance at beginning of year	$2,164,597	$1,932,635	$1,717,228
Net income	377,375	295,802	271,843
Dividends declared ($1.25 per share in 2018, $1.11 per share in 2017, and $0.99 per share in 2016)	(72,443)	(63,840)	(56,436)
Reclassification due to adoption of new accounting standard (Note 2)	18,846	—	—
Balance at end of year	$2,488,375	$2,164,597	$1,932,635
Accumulated other comprehensive loss
Balance at beginning of year	$(134,435)	$(168,247)	$(144,686)
Foreign currency translation adjustments	(28,619)	22,697	(8,693)
Settlement and curtailment loss (gain) recognized, net of tax of $(52) in 2018, $(299) in 2017 and $332 in 2016	200	712	(1,033)
Defined benefit and OPEB activity - prior service cost, net of tax of $189 in 2018, $75 in 2017 and $(558) in 2016	(367)	(210)	1,923
Defined benefit and OPEB activity - actuarial gain (loss), net of tax of $(802) in 2018, $(4,628) in 2017 and $8,642 in 2016	2,753	10,613	(15,758)
Reclassification due to adoption of new accounting standard (Note 2)	(18,846)	—	—
Balance at end of year	$(179,314)	$(134,435)	$(168,247)
Common shares in treasury, at cost
Balance at beginning of year	$(1,299,707)	$(1,301,663)	$(1,273,765)
Shares issued under company stock and employee benefit plans	6,591	5,342	5,735
Purchase of treasury shares	(24,012)	(3,386)	(33,633)
Balance at end of year	$(1,317,128)	$(1,299,707)	$(1,301,663)
Total shareholders' equity	$1,450,741	$1,155,493	$851,603

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 36

Consolidated Statements of Cash Flows

Years ended October 31, 2018, 2017 and 2016	2018	2017	2016
(In thousands)
Cash flows from operating activities:
Net income	$377,375	$295,802	$271,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,959	45,947	41,243
Amortization	55,448	44,907	29,061
Provision for losses on receivables	1,185	4,030	1,867
Deferred income taxes	(33,949)	(472)	(3,597)
Non-cash stock compensation	21,550	20,168	18,211
Loss on sale of property, plant and equipment	830	188	859
Other non-cash	1,359	2,770	2,973
Changes in operating assets and liabilities:
Receivables	10,236	(46,152)	(41,247)
Inventories	5,532	(19,667)	1,784
Prepaid expenses	(4,046)	4,737	(8,667)
Other assets	320	(3,429)	7,773
Accounts payable	(2,671)	4,805	7,296
Income taxes payable	(2,718)	7,522	(2,684)
Accrued liabilities	2,134	(5,629)	23,328
Customer advance payments	5,047	5,163	3,631
Other liabilities	18,402	2,266	(17,739)
Other	(4,355)	(6,204)	(1,301)
Net cash provided by operating activities	504,638	356,752	334,634
Cash flows from investing activities:
Additions to property, plant and equipment	(89,790)	(71,558)	(60,851)
Proceeds from sale of property, plant and equipment	458	4,007	1,300
Acquisition of businesses, net of cash acquired	(50,586)	(805,943)	(42,650)
Equity investments	—	(4,470)	—
Net cash used in investing activities	(139,918)	(877,964)	(102,201)
Cash flows from financing activities:
Proceeds from short-term borrowings	996	6,017	13,456
Repayment of short-term borrowings	(1,006)	(8,149)	(12,059)
Proceeds from long-term debt	585,661	841,536	261,161
Repayment of long-term debt	(854,538)	(237,183)	(392,775)
Repayment of capital lease obligations	(5,333)	(5,287)	(5,059)
Payment of debt issuance costs	(1,826)	(3,214)	(99)
Issuance of common shares	18,811	14,086	11,476
Purchase of treasury shares	(24,012)	(3,216)	(33,421)
Dividends paid	(72,443)	(63,840)	(56,436)
Net cash provided by (used in) financing activities	(353,690)	540,750	(213,756)
Effect of exchange rate changes on cash	(5,735)	3,606	(1,706)
Increase in cash and cash equivalents	5,295	23,144	16,971
Cash and cash equivalents at beginning of year	90,383	67,239	50,268
Cash and cash equivalents at end of year	$95,678	$90,383	$67,239

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

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or perfunctory. Revenue for undelivered items is deferred and included within accrued liabilities in the Consolidated Balance Sheet. Revenues deferred in 2018, 2017 and 2016 were not material.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $12,451, $11,296 and $11,095 in 2018, 2017 and 2016, respectively.

Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $58,806, $52,462 and $46,247 in 2018, 2017 and 2016, respectively. As a percentage of sales, research and development expenses were 2.6, 2.5 and 2.6 percent in 2018, 2017 and 2016, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the calculation of diluted earnings per share in 2018 and 2017. Options for 396 common shares were excluded from the diluted earnings per share calculation in 2016, because their effect would have been anti-dilutive.  Under the Amended & Restated 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

Cash — Highly liquid instruments with maturities of 90 days or less at date of purchase are considered to be cash equivalents.

Nordson Corporation 38

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

Inventories — Inventories are valued at net realizable value. Cost was determined using the last-in, first-out (LIFO) method for 15 percent of consolidated inventories at October 31, 2018 and 16 percent of consolidated inventories at October 31, 2017. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $6,545 and $6,684 higher than reported at October 31, 2018 and 2017, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2018, 2017 or 2016.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2018, the weighted-average useful lives for each major category of amortizable intangible assets were:

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

Nordson Corporation 39

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2018 and 2017 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2017	$(28,423)	$(106,012)	$(134,435)
Pension and postretirement plan changes, net of tax of $(665)	—	2,586	2,586
Reclassification due to adoption of new accounting standard (Note 2)	—	(18,846)	(18,846)
Currency translation losses	(28,619)	—	(28,619)
Balance at October 31, 2018	$(57,042)	$(122,272)	$(179,314)

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

Following is a reconciliation of the product warranty liability for 2018 and 2017:

	2018	2017
Balance at beginning of year	$13,377	$11,770
Accruals for warranties	11,937	11,394
Warranty assumed from acquisitions	—	75
Warranty payments	(12,966)	(10,090)
Currency adjustments	(153)	228
Balance at end of year	$12,195	$13,377

Note 2 — Recently issued accounting standards

New accounting guidance adopted:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, in the statements of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. We adopted this new standard during the first quarter of 2018. As a result, net excess tax benefits of $9,498 were recognized as a reduction of income tax expense during 2018. The cash flow classification requirements of this new standard were applied retrospectively. As a result, excess tax benefits of $9,498 were reported as net cash provided by operating activities in 2018 and $7,079 and $3,476 of excess tax benefits were reclassified from net cash used in financing activities to net cash provided by operating activities in 2017 and 2016, respectively. This new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the statements of cash flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change was immaterial to the statements of cash flows. Additionally, we elected to continue to estimate forfeitures rather than account for them as they occur.

In February 2018, the FASB issued a new standard which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (“the Act”) into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act's new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. This standard is effective for us beginning November 1, 2019; with early adoption permitted. We early adopted this standard in the fourth quarter of 2018. As a result, we reclassified $18,846 of stranded tax effects from accumulated other comprehensive income to retained earnings.

Nordson Corporation 40

In March 2018, the FASB issued amendments which incorporate various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our Consolidated Financial Statements. Refer to Note 7 for additional information.

New accounting guidance issued and not yet adopted:

In May 2014, the FASB issued a new standard regarding revenue recognition.  Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (modified retrospective method). We adopted the standard beginning November 1, 2018 using the modified retrospective method.

We have established our accounting policy, provided training to our reporting units and completed our evaluation of the new standard, including the impact on our business processes, systems, and controls as well as differences in the timing and/or method of revenue recognition for our contracts. We also designed and implemented specific controls over the evaluation of the impact of the new standard, including the calculation of the cumulative effect of adopting the new standard.  We determined that the revenue recognition for our products and services will remain largely unchanged; and therefore, the adoption of this new standard did not have a material impact on our Consolidated Financial Statements.  We will provide expanded disclosures as required under this standard in the Consolidated Financial Statements subsequent to adoption.

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

In March 2017, the FASB issued a new standard which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. Additionally, only the service cost component will be eligible for capitalization in assets. It will be effective for us beginning November 1, 2018. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued a new standard which removes, modifies, and adds certain disclosure requirements on fair value measurements.  The guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.  In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The guidance adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  It will be effective for us beginning November 1, 2020.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

Nordson Corporation 41

In August 2018, the FASB issued a new standard which addresses defined benefit plans.  The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net period benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits are removed.  A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  Additionally, the standard clarifies disclosure requirement surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  It will be effective for us beginning November 1, 2020.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

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

2018 acquisitions

On October 17, 2018, we purchased 100 percent of the outstanding shares of Cladach Nua Teoranta (“Clada”), a Galway, Ireland designer and developer primarily focused on medical balloons and balloon catheters. Clada’s technologies are used in key applications such as angioplasty and the treatment of vascular disease. We acquired Clada for an aggregate purchase price of $5,222, which included an earn-out liability of $1,131. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $2,905 and identifiable intangible assets of $1,218 were recorded. The identifiable intangible assets consist primarily of $812 of customer relationships (amortized over 10 years), $203 of tradenames (amortized over 15 years) and $203 of technology (amortized over 15 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2018, the purchase price allocations remain preliminary as we complete our assessments of goodwill, intangible assets, income taxes and certain reserves.

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $46,018, net of $655 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $22,775 and identifiable intangible assets of $7,910 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years), $2,500 of technology (amortized over 7 years) and $410 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2018, the purchase price allocations remain preliminary as we complete our assessments of income taxes.

Pro forma sales and results of operations for our 2018 acquisitions, had they occurred at the beginning of the applicable fiscal year ended October 31, are not material and, accordingly, are not provided.

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

Nordson Corporation 42

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

The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired:
Cash	$3,313
Receivables	26,742
Inventories	14,279
Prepaid expenses	3,079
Property, plant and equipment	34,319
Goodwill	434,123
Intangible assets	286,000
Other assets	1,071
Total assets acquired	$802,926
Liabilities assumed:
Current liabilities	19,130
Deferred tax liabilities	64,757
Total liabilities assumed	$83,887
Net assets acquired	$719,039

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

Note 4 — Details of Consolidated Balance Sheet

	2018	2017
Receivables:
Accounts	$475,638	$491,224
Notes	4,476	5,121
Other	20,889	18,533
	501,003	514,878
Allowance for doubtful accounts	(9,580)	(9,791)
	$491,423	$505,087
Inventories:
Raw materials and component parts	$112,823	$105,424
Work-in-process	47,126	45,743
Finished goods	148,618	152,923
	308,567	304,090
Obsolescence and other reserves	(37,545)	(33,140)
LIFO reserve	(6,545)	(6,684)
	$264,477	$264,266
Property, plant and equipment:
Land	$10,544	$10,598
Land improvements	4,294	4,292
Buildings	252,127	190,611
Machinery and equipment	456,307	424,006
Enterprise management system	53,234	52,936
Construction-in-progress	24,266	49,713
Leased property under capitalized leases	26,118	25,715
	826,890	757,871
Accumulated depreciation and amortization	(440,224)	(411,460)
	$386,666	$346,411
Accrued liabilities:
Salaries and other compensation	$72,364	$73,234
Pension and retirement	5,095	4,768
Taxes other than income taxes	8,060	7,663
Other	89,566	87,701
	$175,085	$173,366

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

Nordson Corporation 44

Our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment.

In the fourth quarter of each year, we estimate a reporting unit’s fair value using a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach and compare the result against the reporting unit’s carrying value of net assets. An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. We did not record any goodwill impairment charges in 2018, 2017, or 2016.

Changes in the carrying amount of goodwill during 2018 by operating segment:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210
Acquisitions	—	24,679	—	24,679
Currency effect	(3,304)	(2,567)	—	(5,871)
Balance at October 31, 2018	$388,991	$1,194,969	$24,058	$1,608,018

Changes in the carrying amount of goodwill during 2017 by operating segment:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2016	$385,733	$697,346	$24,058	$1,107,137
Acquisition	—	470,248	—	470,248
Currency effect	6,562	5,263	—	11,825
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2018 and October 31, 2017. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Information regarding intangible assets subject to amortization:

	October 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,404	$137,640	$342,764
Patent/technology costs	153,602	59,845	93,757
Trade name	96,433	34,768	61,665
Noncompete agreements	11,469	9,919	1,550
Other	1,386	1,381	5
Total	$743,294	$243,553	$499,741

	October 31, 2017
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,536	$102,033	$378,503
Patent/technology costs	150,581	48,669	101,912
Trade name	93,281	28,366	64,915
Noncompete agreements	11,142	9,298	1,844
Other	1,384	1,378	6
Total	$736,924	$189,744	$547,180

Amortization expense for 2018, 2017 and 2016 was $55,448, $44,907 and $29,061 respectively.

Nordson Corporation 45

Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2019	$48,523
2020	$48,055
2021	$42,703
2022	$38,730
2023	$37,885

Note 6 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2018, 2017 and 2016 was approximately $22,634, $19,259 and $17,194, respectively.

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

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$430,816	$409,459	$88,761	$91,396
Service cost	13,543	12,456	2,069	2,378
Interest cost	14,306	12,844	1,635	1,537
Participant contributions	—	—	90	85
Plan amendments	—	—	50	—
Settlements	—	(1,548)	(1,431)	(1,309)
Foreign currency exchange rate change	—	—	(2,676)	4,896
Actuarial (gain) loss	(20,502)	9,351	107	(7,602)
Benefits paid	(12,558)	(11,746)	(1,378)	(2,620)
Benefit obligation at end of year	$425,605	$430,816	$87,227	$88,761
Change in plan assets:
Beginning fair value of plan assets	$369,234	$333,867	$37,504	$35,604
Actual return on plan assets	(13,890)	29,620	2,370	612
Company contributions	18,287	19,041	3,728	3,165
Participant contributions	—	—	90	85
Settlements	—	(1,548)	(1,431)	(1,309)
Foreign currency exchange rate change	—	—	(1,266)	1,967
Benefits paid	(12,558)	(11,746)	(1,378)	(2,620)
Ending fair value of plan assets	$361,073	$369,234	$39,617	$37,504
Funded status at end of year	$(64,532)	$(61,582)	$(47,610)	$(51,257)
Amounts recognized in financial statements:
Noncurrent asset	$1,544	$—	$748	$64
Accrued benefit liability	(1,176)	(1,201)	(36)	(36)
Long-term pension and retirement obligations	(64,900)	(60,381)	(48,322)	(51,285)
Total amount recognized in financial statements	$(64,532)	$(61,582)	$(47,610)	$(51,257)

Nordson Corporation 46

	United States		International
	2018	2017	2018	2017
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$130,788	$124,917	$23,304	$27,134
Prior service credit	(161)	(184)	(2,844)	(3,279)
Accumulated other comprehensive loss	$130,627	$124,733	$20,460	$23,855
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$6,221	$8,672	$1,700	$2,074
Amortization of prior service credit	(61)	(23)	(302)	(313)
Total	$6,160	$8,649	$1,398	$1,761

The following table summarizes the changes in accumulated other comprehensive loss:

	United States		International
	2018	2017	2018	2017
Balance at beginning of year	$124,733	$134,447	$23,855	$31,645
Net (gain) loss arising during the year	15,351	515	(752)	(6,867)
Prior service cost arising during the year	—	—	50	—
Net (gain) loss recognized during the year	(9,479)	(9,537)	(2,115)	(2,605)
Prior service (cost) credit recognized during the year	22	(44)	316	302
Settlement loss	—	(648)	(252)	(363)
Exchange rate effect during the year	—	—	(642)	1,743
Balance at end of year	$130,627	$124,733	$20,460	$23,855

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2018	2017	2018	2017
For all plans:
Accumulated benefit obligation	$403,590	$420,035	$74,690	$76,032
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	373,531	430,816	46,292	83,289
Accumulated benefit obligation	351,516	420,035	42,363	70,985
Fair value of plan assets	307,455	369,234	5,355	32,325

Net pension benefit costs include the following components:

	United States			International
	2018	2017	2016	2018	2017	2016
Service cost	$13,543	$12,456	$11,490	$2,069	$2,378	$2,448
Interest cost	14,306	12,844	15,932	1,635	1,537	2,294
Expected return on plan assets	(21,964)	(20,784)	(19,666)	(1,512)	(1,338)	(1,501)
Amortization of prior service cost (credit)	(22)	44	76	(316)	(302)	(203)
Amortization of net actuarial gain (loss)	9,479	9,537	8,480	2,115	2,605	1,723
Settlement (gain) loss	—	648	—	252	363	160
Curtailment (gain) loss	—	—	—	—	—	(1,526)
Total benefit cost	$15,342	$14,745	$16,312	$4,243	$5,243	$3,395

Net periodic pension cost for 2018 included a settlement loss of $252 due to lump sum retirement payments. Net periodic pension cost for 2017 included a settlement loss of $1,011 due to lump sum retirement payments. Net periodic pension cost for 2016 included a settlement loss of $160 due to lump sum retirement payments and a curtailment gain of $1,526 due to a plan amendment allowing participants to elect a new defined contribution plan or a new defined benefit plan.

Nordson Corporation 47

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2018	2017	2016	2018	2017	2016
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.53%	3.80%	3.94%	2.14%	2.07%	1.86%
Rate of compensation increase	3.90	3.61	3.61	3.12	3.13	3.12
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	3.80	3.94	4.39	2.07	1.86	2.81
Discount rate - service cost	4.01	4.31	4.39	1.76	1.55	2.81
Discount rate - interest cost	3.31	3.20	4.39	1.83	1.66	2.81
Expected return on plan assets	6.00	6.25	6.72	3.91	3.51	4.22
Rate of compensation increase	3.61	3.61	3.50	3.13	3.12	3.22

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2018, 2017, and 2016 are due to changes in yields for these types of investments as a result of the economic environment.

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

The allocation of pension plan assets as of October 31, 2018 and 2017 is as follows:

	United States		International
	2018	2017	2018	2017
Asset Category
Equity securities	13%	13%	—%	—%
Debt securities	50	48	—	—
Insurance contracts	—	—	55	56
Pooled investment funds	36	39	44	42
Other	1	—	1	2
Total	100%	100%	100%	100%

Nordson Corporation 48

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 90 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2018, the target in “return-seeking assets” is 35 percent and 65 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Our international plans comprise 10 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

The fair values of our pension plan assets at October 31, 2018 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,083	$1,083	$—	$—	$528	$528	$—	$—
Money market funds	1,620	1,620	—	—	—	—	—	—
Equity securities:
Basic materials	2,763	2,763	—	—	—	—	—	—
Consumer goods	3,703	3,703	—	—	—	—	—	—
Financial	5,306	5,306	—	—	—	—	—	—
Healthcare	4,179	4,179	—	—	—	—	—	—
Industrial goods	2,516	2,516	—	—	—	—	—	—
Technology	4,690	4,690	—	—	—	—	—	—
Utilities	732	732	—	—	—	—	—	—
Mutual funds	21,987	21,987	—	—	—	—	—	—
Fixed income securities:
U.S. Government	50,602	10,224	40,378	—	—	—	—	—
Corporate	123,159	—	123,159	—	—	—	—	—
Other	5,589	—	5,589	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	21,645	—	—	21,645
Other	1,967	1,967	—	—	—	—	—	—
Total investments in the fair value hierarchy	$229,896	$60,770	$169,126	$—	$22,173	$528	$—	$21,645

Investments measured at Net Asset Value:
Real estate collective funds	23,109				—
Pooled investment funds	108,068				17,444

Total Investments at Fair Value	$361,073				$39,617

Nordson Corporation 49

The fair values of our pension plan assets at October 31, 2017 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$959	$959	$—	$—	$566	$566	$—	$—
Money market funds	3,615	3,615	—	—	—	—	—	—
Equity securities:
Basic materials	2,129	2,129	—	—	—	—	—	—
Consumer goods	3,776	3,776	—	—	—	—	—	—
Financial	6,147	6,147	—	—	—	—	—	—
Healthcare	3,940	3,940	—	—	—	—	—	—
Industrial goods	2,459	2,459	—	—	—	—	—	—
Technology	3,815	3,815	—	—	—	—	—	—
Utilities	793	793	—	—	—	—	—	—
Mutual funds	20,698	20,698	—	—	—	—	—	—
Fixed income securities:
U.S. Government	57,789	9,372	48,417	—	—	—	—	—
Corporate	112,112	—	112,112	—	—	—	—	—
Other	6,566	—	6,566	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	21,037	—	—	21,037
Other	1,013	1,013	—	—	—	—	—	—
Total investments in the fair value hierarchy	$225,811	$58,716	$167,095	$—	$21,603	$566	$—	$21,037

Investments measured at Net Asset Value:
Real estate collective funds	21,699				—
Pooled investment funds	121,724				15,901

Total Investments at Fair Value	$369,234				$37,504

These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.

The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 11. Following are the valuation methodologies used to measure these assets:

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

Nordson Corporation 50

The following tables present an analysis of changes during the years ended October 31, 2018 and 2017 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2017	$21,037	$21,037
Actual return on plan assets:
Assets held, end of year	862	862
Assets sold during the period	—	—
Purchases	2,760	2,760
Sales	(2,501)	(2,501)
Foreign currency translation	(513)	(513)
Ending balance at October 31, 2018	$21,645	$21,645

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2016	$20,927	$20,927
Actual return on plan assets:
Assets held, end of year	(412)	(412)
Assets sold during the period	—	—
Purchases	2,330	2,330
Sales	(2,502)	(2,502)
Foreign currency translation	694	694
Ending balance at October 31, 2017	$21,037	$21,037

Contributions to pension plans in 2019 are estimated to be approximately $22,000.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2019	$15,639	$2,202
2020	17,076	2,728
2021	18,525	3,144
2022	19,894	2,636
2023	22,048	2,736
2024-2028	129,157	17,052

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

Nordson Corporation 51

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$75,146	$71,904	$599	$623
Service cost	737	752	20	20
Interest cost	2,529	2,307	20	20
Participant contributions	663	503	—	—
Foreign currency exchange rate change	—	—	(11)	24
Actuarial (gain) loss	(4,519)	2,212	(110)	(81)
Benefits paid	(2,546)	(2,532)	(6)	(7)
Benefit obligation at end of year	$72,010	$75,146	$512	$599
Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,883	2,029	6	7
Participant contributions	663	503	—	—
Benefits paid	(2,546)	(2,532)	(6)	(7)
Ending fair value of plan assets	$—	$—	$—	$—
Funded status at end of year	$(72,010)	$(75,146)	$(512)	$(599)
Amounts recognized in financial statements:
Accrued benefit liability	$(2,360)	$(2,148)	$(8)	$(8)
Long-term postretirement obligations	(69,650)	(72,998)	(504)	(591)
Total amount recognized in financial statements	$(72,010)	$(75,146)	$(512)	$(599)

	United States		International
	2018	2017	2018	2017
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$14,526	$20,124	$(423)	$(342)
Prior service credit	(43)	(142)	—	—
Accumulated other comprehensive (gain) loss	$14,483	$19,982	$(423)	$(342)
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$609	$995	$(28)	$(20)
Amortization of prior service cost (credit)	(27)	(99)	—	—
Total	$582	$896	$(28)	$(20)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2018	2017	2018	2017
Balance at beginning of year	$19,982	$18,480	$(342)	$(265)
Net (gain) loss arising during the year	(4,519)	2,212	(110)	(82)
Net gain (loss) recognized during the year	(1,079)	(874)	20	17
Prior service (cost) credit recognized during the year	99	164	—	—
Exchange rate effect during the year	—	—	9	(12)
Balance at end of year	$14,483	$19,982	$(423)	$(342)

Nordson Corporation 52

Net postretirement benefit costs include the following components:

	United States			International
	2018	2017	2016	2018	2017	2016
Service cost	$737	$752	$849	$20	$20	$16
Interest cost	2,529	2,307	2,923	20	20	23
Amortization of prior service cost (credit)	(99)	(164)	(267)	—	—	—
Amortization of net actuarial (gain) loss	1,079	874	684	(20)	(17)	(24)
Total benefit cost	$4,246	$3,769	$4,189	$20	$23	$15

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2018	2017	2016	2018	2017	2016
Assumptions used to determine benefit obligations at October 31:
Discount rate	4.56%	3.86%	4.05%	3.88%	3.52%	3.40%
Health care cost trend rate	3.75	3.70	3.63	6.35	6.50	6.13
Rate to which health care cost trend rate is assumed to decline (ultimate trend rate)	3.27	3.23	3.24	3.50	3.50	3.50
Year the rate reaches the ultimate trend rate	2026	2026	2026	2037	2037	2031
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	3.84%	4.03%	4.50%	3.52%	3.40%	4.35%
Discount rate - service cost	4.11	4.48	4.50	3.54	3.56	4.35
Discount rate - interest cost	3.39	3.27	4.50	3.40	3.20	4.35

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Health care trend rate:
Effect on total service and interest cost components in 2018	$516	$(411)	$11	$(8)
Effect on postretirement obligation as of October 31, 2018	$9,316	$(7,659)	$120	$(93)

Contributions to postretirement plans in 2019 are estimated to be approximately $2,400.

Nordson Corporation 53

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2019	$2,360	$8
2020	2,725	8
2021	2,993	8
2022	3,239	8
2023	3,528	8
2024-2028	20,613	59

Note 7 — Income taxes

Income tax expense includes the following:

	2018	2017	2016
Current:
U.S. federal	$39,837	$54,878	$44,156
State and local	1,734	3,731	2,256
Foreign	63,522	66,352	53,836
Total current	105,093	124,961	100,248
Deferred:
U.S. federal	(32,829)	3,596	(2,334)
State and local	891	1,164	563
Foreign	(2,011)	(5,232)	(1,826)
Total deferred	(33,949)	(472)	(3,597)
	$71,144	$124,489	$96,651

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $192,643, $181,840 and $156,723 in 2018, 2017 and 2016, respectively.

On December 22, 2017 the Act was enacted.  It reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent.  We have an October 31 fiscal year end, therefore the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.34 percent for our fiscal year ending October 31, 2018, and 21 percent for subsequent fiscal years.  The statutory tax rate of 23.34 percent was applied to earnings in the current year.

The Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. taxes.  As a result, during 2018, we recorded a provisional tax benefit of $49,082 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $27,618 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $21,464 in income tax expense for 2018.  We intend to pay the transition tax in installments over the eight-year period allowable under the Act. The transition tax is primarily included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2018. The amounts recorded are considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The provisional calculations may change after various components of the computation are finalized. Furthermore, we are still analyzing certain aspects of the Act and related interpretive guidance and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new or additional deferred tax amounts. Certain provisions of the Act will impact the Company starting in 2019. These provisions include, but are not limited to, the creation of the base erosion anti-abuse tax, a general limitation of U.S. federal income taxes on dividends from foreign subsidiaries, a new provision designed to tax global intangible low-taxed income and the repeal of the domestic production activities deduction. We continue to evaluate the future impacts of these provisions and, as of October 31, 2018, have not recorded any impact of any of these future provisions.

As discussed in Note 2, in the first quarter of 2018 we adopted a new standard which simplifies the accounting for share-based payment transactions of which excess tax benefits of $9,498 were reported as net cash provided by operating activities in 2018 and $7,079 and $3,476 of excess tax benefits were reclassified from net cash used in financing activities to net cash provided by operating activities in 2017 and 2016, respectively. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital.  Our income tax provision for 2018 includes a favorable adjustment to unrecognized tax benefits of $1,120 related to the lapse of statute of limitations.

Nordson Corporation 54

Our income tax provision for 2017 includes a discrete tax expense of $1,070 related to nondeductible acquisition costs.

Our income tax provision for 2016 also includes discrete tax benefits. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 was enacted which retroactively reinstated the Federal Research and Development Tax Credit (Federal R&D Tax Credit) as of January 1, 2015, and made it permanent. As a result, our income tax provision for 2016 includes a discrete tax benefit of $2,200 related to 2015.  The tax rate for 2016 also includes a discrete tax benefit of $6,154 related to dividends paid from previously taxed foreign earnings generated prior to 2015, and a benefit of $2,682 related to the effective settlement of a tax exam.

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2018	2017	2016
Statutory federal income tax rate	23.34%	35.00%	35.00%
Transition Tax	6.16	—	—
Tax Rate Change Deferred Tax Remeasurement	(10.94)	—	—
Share-Based and Other Compensation	(1.45)	—	—
Domestic Production Deduction	(0.82)	(1.48)	(1.43)
Foreign tax rate variances, net of foreign tax credits	(0.46)	(4.69)	(4.59)
State and local taxes, net of federal income tax benefit	0.45	0.76	0.50
Amounts related to prior years	(0.21)	0.03	(1.20)
Tax benefit from previously taxed dividends paid	—	—	(1.67)
Other – net	(0.21)	—	(0.38)
Effective tax rate	15.86%	29.62%	26.23%

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $255,877, $238,451 and $211,771 in 2018, 2017 and 2016, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,088,183 and $1,026,793 at October 31, 2018 and 2017, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, US state and local taxes and currency translation considerations.

At October 31, 2018 and 2017, total unrecognized tax benefits were $2,891 and $3,781, respectively. The amounts that, if recognized, would impact the effective tax rate were $2,411 and $3,273 at October 31, 2018 and 2017, respectively. During 2016, unrecognized tax benefits related primarily to foreign positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Balance at beginning of year	$3,781	$3,336	$6,258
Additions based on tax positions related to the current year	310	529	522
Additions for tax positions of prior years	40	621	310
Reductions for tax positions of prior years	(120)	(150)	(140)
Settlements	—	—	(3,091)
Lapse of statute of limitations	(1,120)	(555)	(523)
Balance at end of year	$2,891	$3,781	$3,336

At October 31, 2018 and 2017, we had accrued interest and penalty expense related to unrecognized tax benefits of $538 and $623, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2015 through 2018 tax years; tax years prior to the 2015 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2012. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.

Nordson Corporation 55

Significant components of deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Employee benefits	$56,622	$84,109
Other accruals not currently deductible for taxes	18,186	28,579
Tax credit and loss carryforwards	16,652	23,976
Inventory adjustments	4,451	8,778
Total deferred tax assets	95,911	145,442
Valuation allowance	(14,862)	(14,891)
Total deferred tax assets	81,049	130,551
Deferred tax liabilities:
Depreciation and amortization	171,304	252,489
Other - net	669	1,132
Total deferred tax liabilities	171,973	253,621
Net deferred tax liabilities	$(90,924)	$(123,070)

At October 31, 2018, we had $6,804 of tax credit carryforwards of which have an indefinite carryforward period. We also had $2,751 Federal, $64,899 state and $15,678 foreign operating loss carryforwards, and $20,149 capital loss carryforward, of which $89,635 will expire in 2019 through 2038, and $13,842 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $29 in 2018 and an increase of $6,587 in 2017. The valuation allowance of $14,862 at October 31, 2018, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Note 8 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2018	2017
Maximum borrowings available under bank lines of credit (all foreign banks)	$76,151	$75,041
Outstanding borrowings / notes payable (all foreign bank debt)	—	—
Weighted-average interest rate on notes payable	—	—
Unused bank lines of credit	$76,151	$75,041

Note 9 — Long-term debt

A summary of long-term debt is as follows:

	2018	2017
Revolving credit agreement, due 2020	$52,200	$249,138
Senior notes, due 2018-2025	156,700	172,600
Senior notes, due 2019-2027	100,000	100,000
Senior notes, due 2023-2030	350,000	—
Term loan, due 2018-2020	—	200,000
Term loan, due 2018-2022	605,000	705,000
Euro loan, due 2019	—	12,191
Euro loan, due 2021	16,967	—
Private shelf facility, due 2018-2026	36,111	146,666
Development loans, due 2018-2026	1,086	1,218
	1,318,064	1,586,813
Less current maturities	28,734	326,587
Less unamortized debt issuance costs	3,973	3,829
Long-term maturities	$1,285,357	$1,256,397

Nordson Corporation 56

Revolving credit agreement — This $850,000 unsecured multi-currency revolving credit agreement is with a group of banks and expires in February 2020. Payment of quarterly fees is required. The interest rate is variable based upon the LIBOR rate. The weighted average interest rate for borrowings under this agreement was 3.10 percent at October 31, 2018.

Senior notes, due 2018-2025 — These fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 3.45 years. The weighted-average interest rate at October 31, 2018 was 3.03 percent.

Senior notes, due 2019-2027 — These fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 5.24 years. The weighted-average interest rate at October 31, 2018 was 3.04 percent.

Senior notes, due 2023-2030 – These fixed-rate notes entered in 2018 with a group of insurance companies had a remaining weighted-average life of 7.05 years. The weighted-average interest rate at October 31, 2018 was 3.90 percent.

Term loan, due 2018-2020 — In 2015, we entered into a $200,000 term loan facility with a group of banks. This loan was paid off in 2018.

Term loan, due 2018-2022 — In 2017, we entered into a $705,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. The agreement provides for term loans due in three tranches. $100,000 is due in March 2020 with a weighted-average interest rate of 3.24 percent, $200,000 is due in October 2021 with a weighted-average interest rate of 3.19 percent and $305,000 is due in March 2022 with a weighted-average interest rate of 3.26 percent. For the portion that is due in March 2020, $100,000 of this term loan facility was paid down in 2018.

Euro loan, due 2019 — This Euro denominated loan was entered into in 2015 with Bank of America Merrill Lynch International Limited. This loan was paid off in 2018.

Euro loan, due 2021 — This Euro denominated loan was entered into in 2018 with Bank of America Merrill Lynch International Limited. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2018 was 0.88 percent.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $180,000 in 2015, and then increased to $200,000 in 2016. Borrowings under the agreement may be for up to 12 years and are unsecured. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. We paid down $100,000 during 2018. At October 31, 2018, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent.

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

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2018, are as follows: $28,734 in 2019; $220,938 in 2020; $255,153 in 2021; $335,791 in 2022 and $130,796 in 2023.

Note 10 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $19,131, $17,938 and $18,047 in 2018, 2017 and 2016, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Nordson Corporation 57

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2018	2017
Transportation equipment	$18,226	$17,594
Other	7,892	8,121
Total capitalized leases	26,118	25,715
Accumulated amortization	(12,956)	(11,408)
Net capitalized leases	$13,162	$14,307

At October 31, 2018, future minimum lease payments under non-cancelable capitalized and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2019	$6,161	$16,603
2020	4,241	11,520
2021	2,152	9,394
2022	909	8,050
2023	665	5,299
Later years	4,070	15,232
Total minimum lease payments	18,198	$66,098
Less amount representing executory costs	1,926
Net minimum lease payments	16,272
Less amount representing interest	2,867
Present value of net minimum lease payments	13,405
Less current portion	4,555
Long-term obligations at October 31, 2018	$8,850

Note 11 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

October 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$6,428	$—	$6,428	$—
Total assets at fair value	$6,428	$—	$6,428	$—
Liabilities:
Deferred compensation plans (b)	$11,018	$—	$11,018	$—
Foreign currency forward contracts (a)	9,289	—	9,289	—
Total liabilities at fair value	$20,307	$—	$20,307	$—

Nordson Corporation 58

October 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,249	$—	$3,249	$—
Total assets at fair value	$3,249	$—	$3,249	$—
Liabilities:
Deferred compensation plans (b)	$11,004	$—	$11,004	$—
Foreign currency forward contracts (a)	2,959	—	2,959	—
Total liabilities at fair value	$13,963	$—	$13,963	$—

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

The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables, and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	1,314,091	1,293,899	1,582,984	1,587,920

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs as described in Note 9.

Note 12 — Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2018, we recognized net losses of $3,151 on foreign currency forward contracts and net gains of $4,284 from the change in fair value of balance sheet positions. In 2017, we recognized net gains of $329 on foreign currency forward contracts and net losses of $1,015 from the change in fair value of balance sheet positions.  In 2016, we recognized net gains of $2,317 on foreign currency forward contracts and net losses of $312 from the change in fair value of balance sheet positions.

Nordson Corporation 59

The following table summarizes, by currency, the contracts outstanding at October 31, 2018 and 2017:

	Notional Amounts
	Sell	Buy
October 31, 2018 contract amounts:
Euro	$323,571	$184,170
Pound sterling	23,879	60,007
Japanese yen	25,408	46,671
Australian dollar	178	7,912
Hong Kong dollar	—	112,414
Singapore dollar	604	14,092
Others	4,730	57,546
Total	$378,370	$482,812
October 31, 2017 contract amounts:
Euro	$144,611	$78,253
Pound sterling	45,252	54,204
Japanese yen	24,904	28,358
Australian dollar	193	8,185
Hong Kong dollar	—	100,131
Singapore dollar	794	12,681
Others	5,413	51,930
Total	$221,167	$333,742

We also use intercompany foreign currency transactions of a long-term investment nature to hedge the value of investment in wholly-owned subsidiaries. For hedges of the net investment in foreign operations, realized and unrealized gains and losses are shown in the cumulative translation adjustment account included in total comprehensive income. For 2018 and 2017, net gains of $828 and net losses of $760, respectively, were included in the cumulative translation adjustment account related to foreign denominated fixed-rate debt designated as a hedge of net investment in foreign operations.

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2018 and 2017, there were no significant concentrations of credit risk.

Note 13 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2018, 2017 or 2016.

Common — We have 160,000 authorized common shares without par value. At October 31, 2018 and 2017, there were 98,023 common shares issued. At October 31, 2018 and 2017, the number of outstanding common shares, net of treasury shares, was 58,037 and 57,715, respectively.

Common shares repurchased as part of publicly announced programs during 2018, 2017 and 2016 were as follows:

	Number	Total	Average
Year	of Shares	Amount	per Share
2018	145	$18,939	$130.21
2017	—	$—	$—
2016	447	$31,877	$71.37

Nordson Corporation 60

Note 14 — Stock-based compensation

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

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $9,964, $9,326 and $7,874 for 2018, 2017 and 2016, respectively.

The following table summarizes activity related to stock options during 2018:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2017	1,922	$70.08
Granted	368	$127.67
Exercised	(387)	$48.68
Forfeited or expired	(18)	$108.33
Outstanding at October 31, 2018	1,885	$85.33	$72,193	6.5 years
Vested at October 31, 2018 or expected to vest	1,870	$85.05	$72,091	6.5 years
Exercisable at October 31, 2018	956	$66.82	$53,374	5.0 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$27 - $44	$45 - $73	$74 - $129
Number outstanding	230	716	939
Weighted-average remaining contractual life, in years	2.4	6.0	8.0
Weighted-average exercise price	$40.85	$69.19	$108.53
Number exercisable	230	491	235
Weighted-average exercise price	$40.85	$68.40	$88.92

As of October 31, 2018, there was $7,740 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

The Black-Scholes option valuation model was used to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions, including the expected stock price volatility. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017	2016
Expected volatility	24.0%-26.7%	26.0%-29.2%	29.1%-30.4%
Expected dividend yield	0.97%	0.91%-1.17%	1.54%
Risk-free interest rate	2.09%-2.20%	1.89%-2.06%	1.78%-1.90%
Expected life of the option (in years)	5.4-6.2	5.4-6.2	5.4-6.2

The weighted-average expected volatility used to value options granted in 2018, 2017 and 2016 was 25.0 percent, 29.1 percent and 29.6 percent, respectively.

Nordson Corporation 61

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2018, 2017 and 2016 was $31.42, $28.86 and $18.23, respectively.

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $35,696, $22,317 and $17,271, respectively.

Cash received from the exercise of stock options for 2018, 2017 and 2016 was $18,811, $14,086 and $11,476, respectively.

Restricted shares and restricted share units — We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant.

For employee recipients, in the event of termination of employment due to early retirement, with consent of the Company, restricted shares granted within 12 months prior to termination are forfeited, and other restricted shares vest on a pro-rata basis. In the event of termination of employment due to normal retirement at age 65, restricted shares granted within 12 months prior to termination are forfeited, and, for other restricted shares, the restriction period will lapse and the shares will vest and be transferable. For restricted shares granted within 12 months prior to termination (or at any time prior to December 28, 2017), the restrictions lapse in the event of a recipient’s disability or death. Termination for any other reason prior to the lapse of any restrictions results in forfeiture of the shares.

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

The following table summarizes activity related to restricted shares during 2018:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2017	58	$90.38
Granted	22	$127.89
Forfeited	(1)	$95.20
Vested	(26)	$83.95
Restricted at October 31, 2018	53	$108.82

As of October 31, 2018, there was $2,981 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to restricted shares was $2,610, $2,127 and $1,963 in 2018, 2017 and 2016, respectively. These amounts included common share dividends of $70, $64, and $60 in 2018, 2017 and 2016, respectively.

The following table summarizes activity related to restricted share units in 2018:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2017	0	$—
Granted	8	$126.38
Vested	(8)	$126.38
Restricted share units at October 31, 2018	0	$—

As of October 31, 2018, there was no remaining expense to be recognized related to outstanding restricted share units. The amount charged to expense related to restricted share units during 2018 and 2017 was $1,011 in both years, and was $974 for 2016.

Nordson Corporation 62

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

The following table summarizes activity related to director deferred compensation share equivalent units during 2018:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2017	101	$46.74
Restricted stock units vested	5	$126.49
Dividend equivalents	1	$138.50
Outstanding at October 31, 2018	107	$51.24

The amount charged to expense related to director deferred compensation was $127, $106 and $158 in 2018, 2017 and 2016, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $123.45 for 2018, $103.75 and $104.49 for 2017 and $67.69 per share for 2016. The amounts charged to expense for executive officers and selected other key employees in 2018, 2017 and 2016 were $7,635, $7,398 and $7,083, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2018, and 2017 was $14,757 and $12,820, respectively.

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $273, $264 and $219 for 2018, 2017 and 2016, respectively.

Shares reserved for future issuance — At October 31, 2018, there were 2,459 of common shares reserved for future issuance through the exercise of outstanding options or rights.

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

No single customer accounted for 10 percent or more of sales in 2018, 2017 or 2016.

Nordson Corporation 63

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Corporate		Total
Year ended October 31, 2018
Net external sales	$955,192	$1,039,366	$260,110	$—		$2,254,668
Depreciation and amortization	31,597	62,594	6,166	8,050		108,407
Operating profit (loss)	259,493	243,523	50,638	(59,097)		494,557
Identifiable assets (b)	829,696	1,713,404	122,088	763,734	(a)	3,428,922
Expenditures for long-lived assets	46,911	16,205	8,546	18,128		89,790
Year ended October 31, 2017
Net external sales	$916,019	$897,623	$253,340	$—		$2,066,982
Depreciation and amortization	29,118	49,535	5,559	6,642		90,854
Operating profit (loss)	253,580	228,062	43,991	(67,931)		457,702
Identifiable assets (b)	794,699	1,718,844	120,458	790,940	(a)	3,424,941
Expenditures for long-lived assets	35,310	21,135	9,108	6,005		71,558
Year ended October 31, 2016
Net external sales	$879,573	$676,329	$253,092	$—		$1,808,994
Depreciation and amortization	28,294	29,649	5,041	7,320		70,304
Operating profit (loss)	229,143	159,531	43,511	(43,754)		388,431
Identifiable assets (b)	751,153	1,080,711	140,169	463,642	(a)	2,435,675
Expenditures for long-lived assets	17,407	18,967	17,357	7,120		60,851

(a)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.
(b)

Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

We have significant sales and long-lived assets in the following geographic areas:

	2018	2017	2016
Net external sales
United States	$720,832	$647,657	$531,117
Americas	158,837	147,026	124,657
Europe	622,108	530,812	503,869
Japan	161,771	147,189	122,054
Asia Pacific	591,120	594,298	527,297
Total net external sales	$2,254,668	$2,066,982	$1,808,994
Long-lived assets
United States	$279,437	$266,921	$209,959
Americas	2,158	2,322	1,730
Europe	41,663	39,102	23,943
Japan	5,492	5,594	6,408
Asia Pacific	57,916	32,472	31,089
Total long-lived assets	$386,666	$346,411	$273,129

A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

	2018	2017	2016
Total profit for reportable segments	$494,557	$457,702	$388,431
Interest expense	(49,576)	(36,601)	(21,322)
Interest and investment income	1,384	1,124	728
Other-net	2,154	(1,934)	657
Income before income taxes	$448,519	$420,291	$368,494

Nordson Corporation 64

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2018	2017	2016
Total assets for reportable segments	$3,428,922	$3,424,941	$2,435,675
Customer advance payments	38,997	34,654	26,175
Eliminations	(46,907)	(45,056)	(41,267)
Total consolidated assets	$3,421,012	$3,414,539	$2,420,583

Note 16 — Supplemental information for the statement of cash flows

	2018	2017	2016
Cash operating activities:
Interest paid	$42,305	$36,450	$23,423
Income taxes paid	87,879	118,096	102,592
Non-cash investing and financing activities:
Capitalized lease obligations incurred	$5,330	$6,509	$5,639
Capitalized lease obligations terminated	415	670	1,033
Shares acquired and issued through exercise of stock options	—	170	212

Note 17 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2018:
Sales	$550,424	$553,706	$581,243	$569,295
Gross margin	301,003	306,828	320,396	307,738
Net income	104,555	91,235	94,884	86,702
Earnings per share:
Basic	1.81	1.57	1.63	1.49
Diluted	1.78	1.55	1.61	1.47
2017:
Sales	$407,470	$496,137	$589,438	$573,938
Gross margin	225,138	275,512	326,265	312,088
Net income	49,988	64,523	101,456	79,835
Earnings per share:
Basic	0.87	1.12	1.76	1.38
Diluted	0.86	1.11	1.74	1.37

The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods. The sum of other amounts for the four quarters may not always equal the annual amounts due to rounding.

During the third quarter of 2018, we recorded a favorable adjustment of unrecognized tax benefits of $1,041 related to the lapse of statute of limitations.

During the first quarter of 2018, we recorded discrete items to income tax expense as a result of the Act. See Note 7 for additional information.

During the fourth quarter of 2017, we recorded pre-tax acquisition costs of $391 related to the acquisition of Vention.

During the third quarter of 2017, we recorded pre-tax acquisition costs of $865 related to Vention.

During the second quarter of 2017, we recorded pre-tax acquisition costs of $13,415 related to Vention. As a result, our income tax provision for the second quarter included a discrete tax expense of $2,600 related to nondeductible acquisition costs.

Nordson Corporation 65

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

Nordson Corporation 66

Management’s Report on Internal Control Over Financial Reporting

The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2018.

We completed the acquisitions of Sonoscan, Inc. (“Sonoscan”) and Cladach Nua Teoranta (“Clada”) on January 2, 2018, and October 17, 2018, respectively. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of October 31, 2018 did not include the internal control over financial reporting of Sonoscan and Clada. The results of Sonoscan and Clada are included in our consolidated financial statements from the date each business was acquired. The combined total assets of Sonoscan and Clada represented one percent of our total assets at October 31, 2018. The combined net sales and net income of Sonoscan and Clada represented one percent of our consolidated net sales and less than one percent of our net income for 2018.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2018.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2018. Their report is included herein.

/s/ Michael F. Hilton	/s/ Gregory A. Thaxton
President and	Executive Vice President, Chief Financial Officer
Chief Executive Officer	December 14, 2018
December 14, 2018

Nordson Corporation 67

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nordson Corporation

Opinion on Internal Control over Financial Reporting

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sonoscan, Inc. (Sonoscan) and Cladach Nua Teoranta (Clada), which are included in the 2018 consolidated financial statements of the Company and on a combined basis constituted one percent of total assets as of October 31, 2018 and one percent of consolidated net sales and less than one percent of consolidated net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sonoscan and Clada.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity and cash flows, for each of the three years in the period ended October 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cleveland, Ohio

December 14, 2018

Nordson Corporation 68

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nordson Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956.

Cleveland, Ohio

December 14, 2018

Nordson Corporation 69

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2018. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2018 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)

Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Nordson Corporation 70

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors Whose Terms Expire in 2022” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders. Information regarding Audit Committee financial experts is incorporated by reference to the caption “Election of Directors Whose Terms Expire in 2022” of our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2018,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits Table,” “Nonqualified Deferred Compensation” and “Potential Benefits Upon Termination” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,885	$85.33	2,314
Equity compensation plans not approved by security holders	—	—	—
Total	1,885	$85.33	2,314

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the caption “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

Nordson Corporation 71

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst & Young LLP” and the caption “Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

Nordson Corporation 72

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ended October 31, 2018

Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2018

Consolidated Balance Sheets as of October 31, 2018 and October 31, 2017

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2018

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2018

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2018.

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

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
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

Second Amended and Restated Credit Agreement dated February 20, 2015 among Nordson Corporation, various financial institutions named therein, and KeyBank, National Association as administrative agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated February 26, 2015)

4-h-1

Amendment No. 1 dated June 28, 2018, to the Second Amended and Restated Credit Agreement, dated February 20, 2015, among Nordson Corporation, various financial institutions named therein, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Form 8-K dated June 28, 2018)

4-i

$200 million Term Loan Facility Agreement dated April 10, 2015 among Nordson Corporation, various financial institutions named therein, and PNC Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015)

4-i-1

First Amendment dated June 26, 2018 to the Term Loan Facility Agreement dated April 10, 2015 among Nordson Corporation, various financial institutions named therein and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.3 to Registrant’s Form 8-K dated June 28, 2018)

4-j

Master Note Purchase Agreement dated July 28, 2015 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015)

4-k

First Amendment and Joinder to Term Loan Agreement, dated as of March 31, 2017, by and among Nordson Corporation, the lenders party thereto and PNC Bank, National Association, as administrative agent and lender, and Term Loan Agreement, dated as of February 21, 2017, by and among Nordson Corporation, the lenders party thereto, PNC Bank, National Association, as lender and administrative agent, the joint lead arrangers and joint bookrunners party thereto, the co-syndication agents party thereto and the co-documentation agents party thereto (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated April 5, 2017)

4-k-1

Second Amendment dated May 17, 2018 to Term Loan Agreement dated as of February 21, 2017, among Nordson Corporation, the lenders party thereto and PNC Bank, National Association, as administrative agent and lender (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 23, 2018)

4-k-2

Third Amendment dated June 26, 2018 to Term Loan Agreement dated as of February 21, 2017, among Nordson Corporation, various financial institutions named therein and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.4 to Registrant’s Form 8-K dated June 28, 2018)

4-l

Master Note Purchase Agreement, dated as of June 22, 2018, by and among Nordson Corporation and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 28, 2018)

Nordson Corporation 74

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
(10)	Material Contracts
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

10-d-1	First Amendment to Nordson Corporation Excess Defined Contribution Retirement Plan*
10-d-2	Nordson Corporation 2005 Excess Defined Contribution Benefit Plan (incorporated herein by reference to Exhibit 10-d-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)*
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

10-g-2	Nordson Corporation Amended and Restated 2012 Stock Incentive and Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2018)*
10-g-3

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award – Key Employees (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-4

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award – Executive Officers (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-4 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-5

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-6

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-7

Amended and Restated Nordson Corporation Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-7 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)*

10-h

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

Nordson Corporation 75

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
101

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2018, 2017 and 2016 (iii) the Consolidated Balance Sheets at October 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.
**

Certain exhibits and schedules have been omitted and the Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Nordson Corporation 76

Item 16. Form 10-K Summary

None.

Nordson Corporation 77

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 14, 2018	By:	/s/ Gregory A. Thaxton
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer

Nordson Corporation 78

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

Signatures	Title	Date

/s/ Michael F. Hilton	Director, President and Chief Executive Officer (Principal Executive Officer)	December 14, 2018
Michael F. Hilton

/s/ Gregory A. Thaxton	Executive Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 14, 2018
Gregory A. Thaxton

/s/ Michael J. Merriman, Jr.	Chairman of the Board	December 14, 2018
Michael J. Merriman, Jr.

/s/ Lee C. Banks	Director	December 14, 2018
Lee C. Banks

/s/ Randolph W. Carson	Director	December 14, 2018
Randolph W. Carson

/s/ Arthur L. George, Jr.	Director	December 14, 2018
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 14, 2018
Frank M. Jaehnert

/s/ Joseph P. Keithley	Director	December 14, 2018
Joseph P. Keithley

/s/ Mary G. Puma	Director	December 14, 2018
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 14, 2018
Victor L. Richey, Jr.

Nordson Corporation 79

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year
Allowance for Doubtful Accounts
2016	$4,502	1,867	945	111	$5,535
2017	$5,535	4,030	349	575	$9,791
2018	$9,791	1,185	1,189	(207)	$9,580
Inventory Obsolescence and Other Reserves
2016	$28,230	6,719	6,096	471	$29,324
2017	$29,324	8,888	4,530	(542)	$33,140
2018	$33,140	13,041	8,930	294	$37,545

Nordson Corporation 80