Form 10-Q
period 2019-01-31
NORDSON CORP
filed 2019-03-07
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

(440) 892-1580

(Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of January 31, 2019:  57,325,161

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
	January 31, 2019	January 31, 2018
(In thousands, except for per share data)
Sales	$497,910	$550,424
Operating costs and expenses:
Cost of sales	228,934	249,451
Selling and administrative expenses	184,695	181,623
	413,629	431,074
Operating profit	84,281	119,350
Other income (expense):
Interest expense	(12,365)	(11,317)
Interest and investment income	316	289
Other - net	(4,189)	(4,804)
	(16,238)	(15,832)
Income before income taxes	68,043	103,518
Income taxes	19,476	(1,037)
Net income	$48,567	$104,555
Average common shares	57,702	57,755
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	670	1,119
Average common shares and common share equivalents	58,372	58,874
Basic earnings per share	$0.84	$1.81
Diluted earnings per share	$0.83	$1.78
Dividends declared per share	$0.35	$0.30

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	January 31, 2019	January 31, 2018
(In thousands)
Net income	$48,567	$104,555
Components of other comprehensive income:
Foreign currency translation adjustments	16,463	38,582
Amortization of prior service cost and net actuarial losses, net of tax	1,352	1,509
Total other comprehensive income	17,815	40,091
Total comprehensive income	$66,382	$144,646

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2019	October 31, 2018
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$85,546	$95,678
Receivables - net	463,228	491,423
Inventories - net	271,156	264,477
Prepaid expenses and other current assets	47,271	32,524
Total current assets	867,201	884,102
Property, plant and equipment - net	387,719	386,666
Goodwill	1,611,354	1,608,018
Intangible assets - net	486,342	499,741
Deferred income taxes	11,131	9,780
Other assets	34,000	32,705
Total assets	$3,397,747	$3,421,012
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$81,014	$83,590
Income taxes payable	15,144	19,319
Accrued liabilities	126,913	175,085
Customer advanced payments	43,018	38,997
Current maturities of long-term debt	53,734	28,734
Current obligations under capital leases	4,674	4,555
Total current liabilities	324,497	350,280
Long-term debt	1,331,392	1,285,357
Deferred income taxes	103,088	100,704
Pension obligations	111,360	113,222
Postretirement obligations	70,547	70,154
Other long-term liabilities	55,322	50,554
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	451,930	446,555
Retained earnings	2,521,061	2,488,375
Accumulated other comprehensive loss	(161,499)	(179,314)
Common shares in treasury, at cost	(1,422,204)	(1,317,128)
Total shareholders' equity	1,401,541	1,450,741
Total liabilities and shareholders' equity	$3,397,747	$3,421,012

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Three months ended	January 31, 2019	January 31, 2018
(In thousands)
Cash flows from operating activities:
Net income	$48,567	$104,555
Depreciation and amortization	27,748	26,285
Non-cash stock compensation	4,359	6,987
Deferred income taxes	(483)	(45,426)
Other non-cash expense	989	(202)
Loss on sale of property, plant and equipment	1,475	748
Changes in operating assets and liabilities	(25,808)	16,331
Net cash provided by operating activities	56,847	109,278
Cash flows from investing activities:
Additions to property, plant and equipment	(14,121)	(16,681)
Proceeds from sale of property, plant and equipment	260	68
Acquisition of businesses, net of cash acquired	(14)	(43,284)
Net cash used in investing activities	(13,875)	(59,897)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	996
Repayment of short-term borrowings	—	(1,006)
Proceeds from long-term debt	70,489	32,981
Repayment of long-term debt	(34)	(31,355)
Repayment of capital lease obligations	(1,481)	(1,415)
Issuance of common shares	3,606	10,306
Purchase of treasury shares	(107,667)	(4,989)
Dividends paid	(20,210)	(17,321)
Net cash used in financing activities	(55,297)	(11,803)

Effect of exchange rate changes on cash	2,193	4,881
Increase (decrease) in cash and cash equivalents	(10,132)	42,459
Cash and cash equivalents:
Beginning of year	95,678	90,383
End of period	$85,546	$132,842

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2019

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2018. Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2019 were 704. No options were excluded from the calculation of diluted earnings per share for the three months ended January 31, 2018.

2.	Revenue recognition

Adoption of new accounting standard:

On November 1, 2018, we adopted ASU 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of November 1, 2018. Results for reporting periods beginning after November 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The cumulative impact of adopting Topic 606 as of November 1, 2018 did not have a material impact to the Consolidated Financial Statements. The Company does not expect the impact of the adoption of Topic 606 to be material to the Consolidated Financial Statements on an ongoing basis.

Accounting policy:

A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied.  Generally, our revenue results from short-term, fixed-price contracts and continues to primarily be recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred in 2019 and 2018 were not material.

Nordson Corporation

However, for certain contracts related to the sale of customer-specific product within our Advanced Technology Systems segment, there was a change in revenue recognition upon adoption of the new revenue standard. Previously, these contracts were recognized at the point in time when the shipping terms were satisfied.  Under the new revenue standard, we now recognize revenue for these contracts over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.

As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at November 1, 2018 and January 31, 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services.  Sales, value add, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue.  As a practical expedient, we may exclude the assessment of whether goods or services are performance obligations, if they are immaterial in the context of the contract, and combine these with other performance obligations.  While payment terms and conditions vary by contract type, we have determined that our contracts generally do not include a significant financing component.  We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs as a significant portion of these costs are incurred prior to transfer of control to the customer.  We have also elected to apply the practical expedient to expense sales commissions as they are incurred as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling, general and administrative expenses in our Consolidated Statements of Income.

We offer assurance type warranties on our products as well as separately sold warranty contracts.  Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term. See Note 11 for details on our warranties.

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or not material.

We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources.  See Note 12 for details on our operating segments.

3.	Recently issued accounting standards

New accounting guidance adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard regarding revenue recognition.    Under this standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard implements a five-step process for customer contract revenue recognition that focuses on transfer of control.  We adopted the standard beginning November 1, 2018 using the modified retrospective method. The modified retrospective method requires a cumulative effect adjustment to be applied retrospectively to all open contracts.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  We determined the cumulative effect adjustment did not have a material impact on our Consolidated Financial Statements.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 2 for further details.

In March 2017, the FASB issued a new standard which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. Additionally, only the service cost component will be eligible for capitalization in assets.  We adopted the standard beginning November 1, 2018.  The reclassification resulted in an increase in Other expense of $1,627 as a result of an increase in Cost of goods sold of $30 and a decrease in Selling, general & administrative expenses of $1,657 for the three months ended January 31, 2018.

Nordson Corporation

New accounting guidance issued and not yet adopted:

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

4.	Acquisitions

Business acquisitions have been accounted for using the acquisition method, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statements of Income.

2018 acquisitions

On October 17, 2018, we purchased 100 percent of the outstanding shares of Cladach Nua Teoranta (“Clada”), a Galway, Ireland designer and developer primarily focused on medical balloons and balloon catheters. Clada’s technologies are used in key applications such as angioplasty and the treatment of vascular disease. We acquired Clada for an aggregate purchase price of $5,236, which included an earn-out liability of $1,131. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,776 and identifiable intangible assets of $697 were recorded. The identifiable intangible assets consist primarily of $58 of customer relationships (amortized over 6 years), $70 of tradenames (amortized over 9 years), $499 of technology (amortized over 7 years) and $70 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2019, the purchase price allocations remain preliminary as we complete our assessments of income taxes and certain reserves.

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $46,018, net of $655 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $22,775 and identifiable intangible assets of $7,910 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years),

Nordson Corporation

$2,500 of technology (amortized over 7 years) and $410 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2019, the purchase price allocations are complete.

5.	Inventories

At January 31, 2019 and October 31, 2018, inventories consisted of the following:

	January 31, 2019	October 31, 2018
Raw materials and component parts	$99,192	$112,823
Work-in-process	44,075	47,126
Finished goods	174,596	148,618
	317,863	308,567
Obsolescence and other reserves	(39,771)	(37,545)
LIFO reserve	(6,936)	(6,545)
	$271,156	$264,477

6.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2019 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2018	$388,991	$1,194,969	$24,058	$1,608,018
Acquisitions	—	870	—	870
Currency effect	1,377	1,089	—	2,466
Balance at January 31, 2019	$390,368	$1,196,928	$24,058	$1,611,354

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2019 and October 31, 2018.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,719	$147,176	$333,543
Patent/technology costs	154,473	63,156	91,317
Trade name	96,468	36,478	59,990
Non-compete agreements	11,572	10,084	1,488
Other	1,399	1,395	4
Total	$744,631	$258,289	$486,342

	October 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,404	$137,640	$342,764
Patent/technology costs	153,602	59,845	93,757
Trade name	96,433	34,768	61,665
Non-compete agreements	11,469	9,919	1,550
Other	1,386	1,381	5
Total	$743,294	$243,553	$499,741

Amortization expense for the three months ended January 31, 2019 and 2018 was $13,629 and $13,889, respectively.

Nordson Corporation

7.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2019 and 2018 were:

	U.S.		International
Three Months Ended	2019	2018	2019	2018
Service cost	$3,578	$3,682	$484	$497
Interest cost	4,498	3,639	421	423
Expected return on plan assets	(5,804)	(5,491)	(400)	(380)
Amortization of prior service credit	(15)	(8)	(76)	(80)
Amortization of net actuarial loss	1,544	2,156	428	529
Total benefit cost	$3,801	$3,978	$857	$989

The components of other postretirement benefit cost for the three months ended January 31, 2019 and 2018 were:

	U.S.		International
Three Months Ended	2019	2018	2019	2018
Service cost	$165	$212	$4	$5
Interest cost	749	637	5	5
Amortization of prior service credit	(6)	(25)	—	—
Amortization of net actuarial (gain) loss	152	249	(7)	(5)
Total benefit cost	$1,060	$1,073	$2	$5

The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.

8.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three months ended January 31, 2019 and January 31, 2018 was 28.6% and -1.0%, respectively.   The effective tax rate for the current quarter was higher than the comparable prior year period primarily due to the enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

On December 22, 2017, the Act was enacted into law which significantly revised U.S. tax law. It reduced the U.S. federal corporate income tax rate from 35% to 21%.  We have an October 31 fiscal year-end, therefore the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.3% for our fiscal year ended October 31, 2018, and 21% for subsequent fiscal years.  The statutory tax rate of 21.0% was applied to earnings in the current quarter.

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, our provisional accounting for the effects of the Act are complete. During the period ended January 31, 2018 we provisionally recorded a discrete tax benefit of $22,089.  During the three months ended January 31, 2019, and within the one year measurement period provided by SAB 118, a discrete tax expense of $4,866 was recorded to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance required that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision included a discrete tax benefit of $868 and $4,748 for the three months ended January 31, 2019 and 2018, respectively.

Nordson Corporation

9.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2018	$(57,042)	$(122,272)	$(179,314)
Amortization of prior service costs and net actuarial lossess, net of tax of $(412)	—	1,352	1,352
Foreign currency translation adjustments	16,463	—	16,463
Balance at January 31, 2019	$(40,579)	$(120,920)	$(161,499)

10.	Stock-based compensation

During the 2018 Annual Meeting of Shareholders, our shareholders approved the Amended and Restated 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 4,525 common shares are available for grant under the 2012 Plan.

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,531 and $2,617 in the three months ended January 31, 2019 and 2018, respectively.

The following table summarizes activity related to stock options for the three months ended January 31, 2019:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2018	1,885	$85.33
Granted	348	$124.89
Exercised	(66)	$54.40
Forfeited or expired	(6)	$110.74
Outstanding at January 31, 2019	2,161	$92.58	$80,095	6.9 years
Vested or expected to vest at January 31, 2019	2,133	$92.18	$79,920	6.9 years
Exercisable at January 31, 2019	1,253	$75.89	$67,355	5.6 years

As of January 31, 2019, there was $15,833 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.6 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2019	January 31, 2018
Expected volatility	24.1%-24.5%	24.0%-26.7%
Expected dividend yield	1.04%	0.97%
Risk-free interest rate	2.84%-2.95%	2.09%-2.20%
Expected life of the option (in years)	5.3-6.2	5.4-6.2

Nordson Corporation

The weighted-average expected volatility used to value the 2019 and 2018 options was 24.3% and 25.0%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2019 and 2018 was $31.74 and $31.42, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2019 and 2018 was $4,621 and $18,723, respectively.

Cash received from the exercise of stock options for the three months ended January 31, 2019 and 2018 was $3,606 and $10,306, respectively.

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

The following table summarizes activity related to restricted shares during the three months ended January 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2018	53	$108.82
Granted	20	$124.90
Vested	(22)	$93.67
Restricted shares at January 31, 2019	51	$121.55

As of January 31, 2019, there was $4,797 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.1 years.  The amount charged to expense related to restricted shares during the three months ended January 31, 2019 and 2018 was $697 and $754, respectively. These amounts included common share dividends for the three months ended January 31, 2019 and 2018 of $18 and $17, respectively.

The following table summarizes activity related to restricted share units during the three months ended January 31, 2019:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2018	0	$—
Granted	8	$126.83
Restricted share units at January 31, 2019	8	$126.83

As of January 31, 2019, there was $780 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years.  The amount charged to expense related to restricted share units during each of the three months ended January 31, 2019 and 2018 was $263 and $253, respectively.

Nordson Corporation

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

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2018	107	$51.24
Dividend equivalents	1	$120.03
Outstanding at January 31, 2019	108	$51.44

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2019 and 2018 was $37 and $31, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $120.12 for 2019, $123.45 for 2018, and $103.75 and $104.49 per share for 2017.    During the three months ended January 31, 2019 and 2018, $777 and $3,349 was charged to expense, respectively.   The cumulative amount recorded in shareholders’ equity at January 31, 2019 was $8,247.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2019 and 2018 was $72 and $67, respectively.

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

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
Beginning balance at October 31	$12,195	$13,377
Accruals for warranties	1,999	3,231
Warranty payments	(2,499)	(3,101)
Currency effect	132	383
Ending balance	$11,827	$13,890

Nordson Corporation

12.	Operating segments

We conduct business across three primary business segments:  Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems.  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.  The accounting policies of the segments are the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2018.

The following table presents information about our segments:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
January 31, 2019
Net external sales	$211,517	$234,458	$51,935	$—	$497,910
Operating profit (loss)	47,892	40,785	7,516	(11,912)	84,281
Three months ended
January 31, 2018
Net external sales	$220,864	$271,701	$57,859	$—	$550,424
Operating profit (loss)(1)	53,990	67,493	10,545	(12,678)	119,350

(1)

Results for the three months ended January 31, 2018 have been revised to reflect the retrospective adoption of Accounting Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost ("ASU 2017-07"). Refer to Note 3 for details.

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended
	January 31, 2019	January 31, 2018
Total profit for reportable segments	$84,281	$119,350
Interest expense	(12,365)	(11,317)
Interest and investment income	316	289
Other-net	(4,189)	(4,804)
Income before income taxes	$68,043	$103,518

We have significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2019	January 31, 2018
United States	$170,350	$165,831
Americas	32,437	34,279
Europe	132,675	141,938
Japan	29,047	65,869
Asia Pacific	133,401	142,507
Total net external sales	$497,910	$550,424

Nordson Corporation

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,638	$—	$3,638	$—
Total assets at fair value	$3,638	$—	$3,638	$—
Liabilities:
Deferred compensation plans (b)	$12,019	$—	$12,019	$—
Foreign currency forward contracts (a)	2,319	—	2,319	—
Total liabilities at fair value	$14,338	$—	$14,338	$—

January 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$4,640	$—	$4,640	$—
Total assets at fair value	$4,640	$—	$4,640	$—
Liabilities:
Deferred compensation plans (b)	$12,774	$—	$12,774	$—
Foreign currency forward contracts (a)	5,314	—	5,314	—
Total liabilities at fair value	$18,088	$—	$18,088	$—

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

	2019
	Carrying Amount	Fair Value
Long-term debt (including current portion)	1,385,126	1,377,373

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

14.	Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies

Nordson Corporation

for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended January 31, 2019, we recognized net gains of $1,030 on foreign currency forward contracts and net losses of $2,003 from the change in fair value of balance sheet positions. For the three months ended January 31, 2018, we recognized losses of $964 on foreign currency forward contracts and net losses of $982 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2019 and 2018:

	Notional Amounts
January 31, 2019 contract amounts:	Sell	Buy
Euro	$335,775	$204,537
British pound	24,348	66,809
Japanese yen	28,009	47,997
Australian dollar	786	8,012
Hong Kong dollar	—	121,578
Singapore dollar	858	15,115
Others	5,619	61,312
Total	$395,395	$525,360

	Notional Amounts
January 31, 2018 contract amounts:	Sell	Buy
Euro	$151,860	$82,214
British pound	42,565	54,821
Japanese yen	55,161	25,348
Australian dollar	559	7,874
Hong Kong dollar	—	107,854
Singapore dollar	975	12,738
Others	6,626	52,464
Total	$257,746	$343,313

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2019 and 2018, there were no significant concentrations of credit risk.

15.	Long-term debt

A summary of long-term debt is as follows:

	January 31, 2019	October 31, 2018
Revolving credit agreement, due 2020	$122,700	$52,200
Senior notes, due 2019-2025	156,700	156,700
Senior notes, due 2019-2027	100,000	100,000
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2019-2022	605,000	605,000
Euro loan, due 2021	17,172	16,967
Private shelf facility, due 2020	36,111	36,111
Development loans, due 2019-2026	1,053	1,086
	1,388,736	1,318,064
Less current maturities	53,734	28,734
Less unamortized debt issuance costs	3,610	3,973
Long-term maturities	$1,331,392	$1,285,357

Nordson Corporation

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate.  The weighted average interest rate at January 31, 2019 was 0.88%.  At January 31, 2019, the balance outstanding was €15,000 $(17,172).  We were in compliance with all covenants at January 31, 2019.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71% and 4.17%.   We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility at that time, and the reminder for general corporate purposes.  We were in compliance with all covenants at January 31, 2019.

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement initially provided for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022.  In May 2018, we entered into a Second Amendment to our $705,000 term loan facility to extend the maturity due date of the first $200,000 tranche from October 2018 to October 2021.  In October 2018, we paid down $100,000 of the portion due in March 2020.  The weighted average interest rate for borrowings under this agreement was 3.42% at January 31, 2019. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at January 31, 2019.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and was increased to $850,000 in June 2018.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At January 31, 2019, $122,700 was outstanding under this facility, compared to $52,200 outstanding at October 31, 2018. We were in compliance with all covenants at January 31, 2019, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At January 31, 2019 and October 31, 2018, there was $36,111 outstanding under this facility. Existing notes mature between January 2020 and September 2020.  The interest rate on each borrowing is fixed based on the market rate at the borrowing date or is variable based upon the LIBOR rate.  At January 31, 2019, the amount outstanding under this facility bears interest at fixed rates between 2.21% and 2.56%.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at January 31, 2019, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At January 31, 2019 and October 31, 2018, $156,700 was outstanding under this agreement. Existing notes mature between July 2019 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at January 31, 2019.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2019.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, sealants, biomaterials, polymers, plastics and other materials, and fluid management; to test and inspect for quality; and to treat and cure surfaces.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 7,600 employees and direct operations in more than 35 countries.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2018. Other than the adoption of the new revenue recognition standard as described in Note 2, there have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2018.

Results of Operations

Sales

Sales – Worldwide sales for the three months ended January 31, 2019 were $497,910, a decrease of 9.5% from sales of $550,424 for the comparable period of 2018. Sales volume decreased 7.7%, consisting of an 8.8% decrease in organic volume, offset by a 1.1% increase from the first-year effect of the Sonoscan and Clada acquisitions.  Unfavorable currency translation effects decreased sales by 1.8%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2019 were $211,517 compared to $220,864 in the comparable period of 2018, a decrease of $9,347, or 4.2%. The decrease was due to lower sales volume of 1.6%, and unfavorable currency effects that decreased sales by 2.6%.  Within this segment, sales volume decreased in all geographic regions, except for the Japan and Asia Pacific regions.  Softness in product lines serving nonwoven end markets was offset by growth in packaging and product assembly and polymer processing product lines.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2019 were $234,458 compared to $271,701 in the comparable period of 2018, a decrease of $37,243, or 13.7%. The decrease was due to lower sales volume of 12.4%, and unfavorable currency effects that decreased sales by 1.3%. The sales volume decrease consisted of a 14.5% decrease in organic volume, offset by a 2.1% increase from the first-year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, decreased in the Japan and Asia Pacific regions, which was offset by growth in all other regions. Growth in our test and inspection and fluid management product lines serving industrial and medical end markets was offset by lower demand in our dispensing product lines serving electronic end markets.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2019 were $51,935 compared to $57,859 in the comparable period of 2018, a decrease of $5,924, or 10.2%. The decrease was due to a sales volume decrease of 8.6%, and unfavorable currency effects that decreased sales by 1.6%. Within this segment, sales volume increased in the Japan and Asia Pacific

Nordson Corporation

regions which was offset by softness in all other regions.  The sales volume decrease was primarily due to lower demand for our cold materials product lines serving automotive end markets.

Sales outside the United States accounted for 65.8% of our sales in the three months ended January 31, 2019, compared to 69.9% for the comparable period of 2018. On a geographic basis, sales in the United States were $170,350, an increase of 2.7% from 2018. The increase in sales volume consisted of 2.2% from organic volume, and 0.5% from acquisitions. In the Americas region, sales were $32,437, a decrease of 5.4% from 2018, with organic volume decreasing 3.0%, and unfavorable currency effects of 2.4%.  Sales in Europe were $132,675, a decrease of 6.5% from 2018, with sales volume decreasing 2.1% and unfavorable currency effects of 4.4%.  The decrease in sales volume consisted of lower organic volume of 2.8%, offset by a 0.7% increase from acquisitions.  Sales in Japan were $29,047, a decrease of 55.9% from 2018, with volume decreasing 56.2%, offset by favorable currency effects of 0.3%.  The decrease in sales volume consisted of lower organic volume of 57.9%, primarily related to our Advanced Technology Systems segment, offset by a 1.7% increase from acquisitions. Sales in the Asia Pacific region were $133,401, a decrease of 6.4% from 2018, with volume decreasing 4.1%, and unfavorable currency effects of 2.3%.  The decrease in sales volume consisted of lower organic volume of 6.1%, offset by a 2.0% increase from acquisitions.

Operating profit – Cost of sales for the three months ended January 31, 2019 were $228,934, down from $249,451 in the comparable period of 2018. Gross profit, expressed as a percentage of sales, decreased slightly to 54.0% for this same period from 54.7% in 2018. Of the 0.7 percentage point decline in gross margin, unfavorable product mix contributed 0.5 percentage points and unfavorable currency translation effects contributed 0.2 percentage points.

Selling and administrative expenses for the three months ended January 31, 2019 were $184,695 compared to $181,623 in the comparable period of 2018. The 1.7% increase included 3.3% in support of base business and 0.1% due to higher severance and restructuring, offset by favorable currency translation effects of 1.7%.

Selling and administrative expenses as a percentage of sales increased to 37.1% for the three months ended January 31, 2019 compared to 33.0% in the comparable period of 2018. Of the 4.1 percentage point increase, 3.0 percentage points were due higher base business costs, 1.0 percentage point was due to the first year effect of acquisitions and 0.1 percentage point was due to higher severance and restructuring expenses during the three months ended January 31, 2019.

During the three months ended January 31, 2019, we recognized severance and restructuring costs of $1,458, which was primarily due to a restructuring initiative to consolidate certain facilities in the U.S. within our Adhesives Dispensing Systems segment. Additional costs related to this initiative are not expected to be material in future periods. All severance and restructuring costs are included in Selling and administrative expenses in the Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro during the first quarter of 2019 as compared to the same period in 2018.

Operating profit as a percentage of sales decreased to 16.9% for the three months ended January 31, 2019 compared to 21.7% for the comparable period of 2018.  Of the 4.8 percentage point decrease, lower sales volume contributed 6.2 percentage points, 0.5 percentage points were due to unfavorable product mix, 0.5 unfavorable currency translation effect impact and 0.1 percentage point was due to higher severance and restructuring costs.  This decrease was offset by 2.3 percentage points due to first year effect of acquisitions, and 0.2 percentage points due to lower short-term purchase price accounting charges for acquired inventory.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 22.6% for the three months ended January 31, 2019 compared to 24.4% for the comparable period of 2018.  Of the 1.8 percentage point decline, 1.8 percentage points were due to lower sales volume, 0.4 percentage points were due to unfavorable currency translation effects and 0.1 percentage points were due to higher severance and restructuring expenses.  This decrease was offset by 0.5 percentage points due to favorable product mix.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 17.4% for the three months ended January 31, 2019 compared to 24.8% for the comparable period of 2018. Of the 7.4 percentage point decline in operating margin, unfavorable product mix contributed 3.9 percentage points, lower sales volume contributed 3.1 percentage points, and unfavorable currency translation effects contributed 0.4 percentage points.

For the Industrial Coating Systems segment, operating profit as a percentage of sales decreased to 14.5% for the three months ended January 31, 2019 compared to 18.2% for the comparable period of 2018. Of the 3.7 percentage point decline in operating margin,

Nordson Corporation

lower sales volume contributed 3.6 percentage points and unfavorable currency translation effects contributed 0.3 percentage points.  These decreases were offset by 0.2 percentage points due to favorable product mix.

Interest and other income (expense) - Interest expense for the three months ended January 31, 2019 was $12,365, up from $11,317 for the comparable period of 2018.  The increase was due primarily to higher interest rates.

Other expense was $4,189 for the three months ended January 31, 2019, compared to $4,804 for the comparable period of 2018. Included in the current quarter’s other expense were foreign currency losses of $973. Included in the prior year’s other expense were foreign currency losses of $1,945.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2019 is 28.6% compared to -1.0% for the three months ended January 31, 2018.  The effective tax rate for the current quarter was higher than the comparable prior year period primarily due to the enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

On December 22, 2017, the Act was enacted into law which significantly revised U.S. tax law. It reduced the U.S. federal corporate income tax rate from 35% to 21%.  We have an October 31 fiscal year-end, therefore the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.3% for our fiscal year ended October 31, 2018, and 21% for subsequent fiscal years.  The statutory tax rate of 21.0% was applied to earnings in the current quarter.

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, we now consider our provisional accounting for the effects of the Act are complete. During the period ended January 31, 2018 we provisionally recorded a discrete tax benefit of $22,089.  During the three months ended January 31, 2019, and within the one year measurement period provided by SAB 118, a discrete tax expense of $4,866 was recorded to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision included a discrete tax benefit of $868 and $4,748 for the three months ended January 31, 2019 and 2018, respectively.

Net income – Net income for the three months ended January 31, 2019 was $48,567, or $0.83 per diluted share, compared to $104,555, or $1.78 per diluted share, in the same period of 2018. This represents a 53.5% decrease in net income and a 53.4% decrease in diluted earnings per share.

Foreign Currency Effects

In the aggregate, average exchange rates for 2019 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2018.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended January 31, 2019 were translated at exchange rates in effect during the same period of 2018, sales would have been approximately $10,151 higher while third-party costs and expenses would have been approximately $6,097 higher.

Financial Condition

Liquidity and Capital Resources

During the three months ended January 31, 2019, cash and cash equivalents decreased $10,132.  Cash provided by operations during this period was $56,847 compared to $109,278 for the three months ended January 31, 2018.  Cash of $82,655 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and (gain) loss on sale of property, plant and equipment), compared to $92,947 for the comparable period of 2018.  Changes in operating assets and liabilities decreased cash by $25,808 in the three months ended January

Nordson Corporation

31, 2019, compared to an increase of $16,331 in the comparable period of 2018. This change is due primarily to changes in inventory, accrued liabilities and other long-term liabilities balances year-over-year.

Cash used in investing activities was $13,875 for the three months ended January 31, 2019, compared to $59,897 in the comparable period of 2018. The change is primarily due to cash used for our 2018 acquisitions. Capital expenditures in the three months ended January 31, 2019 were $14,121, compared to $16,681 in the comparable period of 2018.

Cash used in financing activities was $55,297 for the three months ended January 31, 2019, compared to $11,803 used in the comparable period of the prior year.  Net proceeds of long-term debt and short-term borrowings produced $70,455, compared to $1,616 in the prior year. During the three months ended January 31, 2019, cash of $107,667 was used for the purchase of treasury shares and cash of $20,210 was used for dividend payments, compared to $4,989 and $17,321, respectively, in the comparable period of 2018. Issuance of common shares related to employee benefit plans generated $3,606 compared to $10,306 in the comparable period of 2018.

The following is a summary of significant changes in balance sheet captions from October 31, 2018 to January 31, 2019.  Receivables decreased $28,195 due to higher collections.  The decrease of $48,172 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out this quarter.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares.  Approximately $497,629 of the total $1,000,000 authorized remained available for share repurchases at January 31, 2019. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate.  The weighted average interest rate at January 31, 2019 was 0.88%.  At January 31, 2019, the balance outstanding was €15,000 $(17,172). We were in compliance with all covenants at January 31, 2019.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71% and 4.17%.   We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility at that time, and the reminder for general corporate purposes.  We were in compliance with all covenants at January 31, 2019.

In March 2017, we entered into a $705,000 term loan facility with a group of banks. The Term Loan Agreement initially provided for the following term loans in three tranches: $200,000 due in October 2018, $200,000 due in March 2020, and $305,000 due in March 2022.  In May 2018, we entered into a Second Amendment to our $705,000 term loan facility to extend the maturity due date of the first $200,000 tranche from October 2018 to October 2021.  In October 2018, we paid down $100,000 of the portion due in March 2020.  The weighted average interest rate for borrowings under this agreement was 3.42% at January 31, 2019. Borrowings under this agreement were used for the single purpose of acquiring Vention during the second quarter of 2017. We were in compliance with all covenants at January 31, 2019.

In February 2015, we increased, amended and extended our existing syndicated revolving credit agreement that was scheduled to expire in December 2016. We entered into a $600,000 unsecured, multicurrency credit facility with a group of banks.  This facility has a five-year term and includes a $50,000 subfacility for swing-line loans and was increased to $850,000 in June 2018.  It expires in February 2020. Balances outstanding under the prior facility were transferred to the new facility. At January 31, 2019, $122,700 was outstanding under this facility, compared to $52,200 outstanding at October 31, 2018. We were in compliance with all covenants at January 31, 2019, and the amount we could borrow under the facility would not have been limited by any debt covenants.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured.  The interest rate on each note can be fixed or floating and is based upon the market rate at the borrowing date.  At January 31, 2019 and October 31, 2018, there was $36,111 outstanding under this facility. Existing notes mature between January 2020 and September 2020.  The interest rate

Nordson Corporation

on each borrowing is fixed based on the market rate at the borrowing date or is variable based upon the LIBOR rate.  At January 31, 2019, the amount outstanding under this facility bears interest at fixed rates between 2.21% and 2.56%.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at January 31, 2019, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At January 31, 2019 and October 31, 2018, $156,700 was outstanding under this agreement. Existing notes mature between July 2019 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at January 31, 2019.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2019.

Outlook

Regarding expectations for 2019, we are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, electronics and industrial end markets we serve. For 2019, organic sales are expected to increase 3 percent to 5 percent compared to the prior year, offset by an unfavorable currency effect of 2 percent based on the current exchange rate environment as compared to the prior year. We move forward with caution given continued slower growth in emerging markets than previous years, expectations for global GDP indicating a low-growth macroeconomic environment, tariffs and other international trade uncertainties, and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets, pursuing market adjacencies and driving growth initiatives.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed in our Form 10-K for the year ended October 31, 2018.  The information disclosed has not changed materially in the interim period since then.

Nordson Corporation

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2019.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2019 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2019 and October 31, 2018, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $439. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2018.  The information disclosed has not changed materially in 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2019:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(2)	or Programs
November 1, 2018 to November 30, 2018	134	124.87	126	$584,288
December 1, 2018 to December 31, 2018	300	115.51	300	$549,633
January 1, 2019 to January 31, 2019	430	121.05	430	$497,629
Total	864		856

(1)	Includes 8 shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $497,629 of the total $1,000,000 authorized remained available for share repurchases at January 31, 2019. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2019	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)