Form 10-Q
period 2019-04-30
NORDSON CORP
filed 2019-06-06
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number   0-7977

NORDSON CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0590250
(State of incorporation)	(I.R.S. Employer Identification No.)

28601 Clemens Road Westlake, Ohio	44145
(Address of principal executive offices)	(Zip Code)

(440) 892-1580

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Shares, without par value	NDSN	Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 31, 2019:  57,450,257

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
(In thousands, except for per share data)
Sales	$551,119	$553,706	$1,049,029	$1,104,130
Operating costs and expenses:
Cost of sales	249,590	246,691	478,524	496,142
Selling and administrative expenses	172,633	178,123	357,328	359,746
	422,223	424,814	835,852	855,888
Operating profit	128,896	128,892	213,177	248,242
Other income (expense):
Interest expense	(12,372)	(12,127)	(24,738)	(23,445)
Interest and investment income	325	219	642	509
Other - net	(568)	1,135	(4,757)	(3,669)
	(12,615)	(10,773)	(28,853)	(26,605)
Income before income taxes	116,281	118,119	184,324	221,637
Income taxes	24,358	26,884	43,834	25,847
Net income	$91,923	$91,235	$140,490	$195,790
Average common shares	57,288	57,989	57,498	57,870
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	768	956	719	1,038
Average common shares and common share equivalents	58,056	58,945	58,217	58,908
Basic earnings per share	$1.60	$1.57	$2.44	$3.38
Diluted earnings per share	$1.58	$1.55	$2.41	$3.32
Dividends declared per share	$0.35	$0.30	$0.70	$0.60

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
(In thousands)
Net income	$91,923	$91,235	$140,490	$195,790
Components of other comprehensive income:
Foreign currency translation adjustments	(9,064)	(19,284)	7,399	19,298
Amortization of prior service cost and net actuarial losses, net of tax	1,598	2,812	2,950	4,321
Total other comprehensive income (loss)	(7,466)	(16,472)	10,349	23,619
Total comprehensive income	$84,457	$74,763	$150,839	$219,409

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2019	October 31, 2018
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$149,183	$95,678
Receivables - net	489,745	491,423
Inventories - net	280,733	264,477
Prepaid expenses and other current assets	45,276	32,524
Total current assets	964,937	884,102
Property, plant and equipment - net	386,349	386,666
Goodwill	1,607,509	1,608,018
Intangible assets - net	471,207	499,741
Deferred income taxes	11,204	9,780
Other assets	33,882	32,705
Total assets	$3,475,088	$3,421,012
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$93,039	$83,590
Income taxes payable	13,711	19,319
Accrued liabilities	139,259	175,085
Customer advanced payments	42,110	38,997
Current maturities of long-term debt	153,734	28,734
Current obligations under capital leases	4,638	4,555
Total current liabilities	446,491	350,280
Long-term debt	1,220,391	1,285,357
Deferred income taxes	102,822	100,704
Pension obligations	108,418	113,222
Postretirement obligations	71,049	70,154
Other long-term liabilities	54,654	50,554
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	464,915	446,555
Retained earnings	2,592,955	2,488,375
Accumulated other comprehensive loss	(168,965)	(179,314)
Common shares in treasury, at cost	(1,429,895)	(1,317,128)
Total shareholders' equity	1,471,263	1,450,741
Total liabilities and shareholders' equity	$3,475,088	$3,421,012

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Shareholders’ Equity

	Three and Six Months Ended April 30, 2019
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	AOCI	Common Shares in Treasury, at cost	TOTAL
November 1, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans		1,016			2,591	3,607
Stock-based compensation	—	4,359	—	—	—	4,359
Purchase of treasury shares (901,545 shares)	—	—	—	—	(107,667)	(107,667)
Dividends declared ($0.35 per share)	—	—	(20,210)	—	—	(20,210)
Net Income	—	—	48,567	—	—	48,567
Impact of adoption of ASU 2014-09 (See Note 2)	—	—	4,329	—	—	4,329
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	16,463	—	16,463
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,352	—	1,352
January 31, 2019	$12,253	$451,930	$2,521,061	$(161,499)	$(1,422,204)	$1,401,541
Shares issued under company stock and employee benefit plans	—	8,116	—	—	2,731	10,847
Stock-based compensation	—	4,869	—	—	—	4,869
Purchase of treasury shares (78,957 shares)	—	—	—	—	(10,422)	(10,422)
Dividends declared ($0.35 per share)	—	—	(20,029)	—	—	(20,029)
Net Income	—	—	91,923	—	—	91,923
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(9,064)	—	(9,064)
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,598	—	1,598
April 30, 2019	$12,253	$464,915	$2,592,955	$(168,965)	$(1,429,895)	$1,471,263

	Three and Six Months Ended April 30, 2018
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	AOCI	Common Shares in Treasury, at cost	TOTAL
November 1, 2017	$12,253	$412,785	$2,164,597	$(134,435)	$(1,299,707)	$1,155,493
Shares issued under company stock and employee benefit plans	—	6,526	—	—	3,779	10,305
Stock-based compensation	—	6,987	—	—	—	6,987
Purchase of treasury shares (34,645 shares)	—	—	—	—	(4,989)	(4,989)
Dividends declared ($0.30 per share)	—	—	(17,321)	—	—	(17,321)
Net Income	—	—	104,555	—	—	104,555
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	38,582	—	38,582
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,509	—	1,509
January 31, 2018	$12,253	$426,298	$2,251,831	$(94,344)	$(1,300,917)	$1,295,121
Shares issued under company stock and employee benefit plans	—	3,645	—	—	1,646	5,291
Stock-based compensation	—	5,127	—	—	—	5,127
Purchase of treasury shares (120 shares)	—	—	—	—	(16)	(16)
Dividends declared ($0.30 per share)	—	—	(17,376)	—	—	(17,376)
Net Income	—	—	91,235	—	—	91,235
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(19,284)	—	(19,284)
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,812	—	2,812
April 30, 2018	$12,253	$435,070	$2,325,690	$(110,816)	$(1,299,287)	$1,362,910

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Six months ended	April 30, 2019	April 30, 2018
(In thousands)
Cash flows from operating activities:
Net income	$140,490	$195,790
Depreciation and amortization	55,488	53,716
Non-cash stock compensation	9,228	12,114
Deferred income taxes	(828)	(46,531)
Other non-cash expense	1,213	539
Loss on sale of property, plant and equipment	884	675
Changes in operating assets and liabilities	(44,563)	(3,992)
Net cash provided by operating activities	161,912	212,311
Cash flows from investing activities:
Additions to property, plant and equipment	(26,603)	(33,049)
Proceeds from sale of property, plant and equipment	984	235
Acquisition of businesses, net of cash acquired	(69)	(44,176)
Net cash used in investing activities	(25,688)	(76,990)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	996
Repayment of short-term borrowings	—	(1,006)
Proceeds from long-term debt	186,084	125,904
Repayment of long-term debt	(125,807)	(171,067)
Repayment of capital lease obligations	(2,963)	(2,828)
Issuance of common shares	14,454	15,595
Purchase of treasury shares	(118,089)	(5,005)
Dividends paid	(40,239)	(34,697)
Net cash used in financing activities	(86,560)	(72,108)

Effect of exchange rate changes on cash	3,841	2,350
Increase in cash and cash equivalents	53,505	65,563
Cash and cash equivalents:
Beginning of year	95,678	90,383
End of period	$149,183	$155,946

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2019

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2018. Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  No options were excluded from the calculation of diluted earnings per share for the three months ended April 30, 2019. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2019 were 352. No options were excluded from the calculation of diluted earnings per share for the three and six months ended April 30, 2018.

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

As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at April 30, 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.

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

New accounting guidance adopted:

In March 2017, the FASB issued a new standard which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost will be presented below operating income. Additionally, only the service cost component will be eligible for capitalization in assets.  We adopted the standard beginning November 1, 2018.  During the three and six months ended April 30, 2018, the reclassification resulted in an increase in Other expense of $2,187 and $3,814, respectively, as a result of a decrease in Cost of goods sold of $187 and $157, respectively, and a decrease in Selling, general & administrative expenses of $2,000 and $3,657, respectively.

New accounting guidance issued and not yet adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease.  While the Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements, it is expected that the primary impact upon adoption will be the recognition, on a discounted basis, of the Company's minimum commitments under noncancelable operating leases as right of use assets and lease liabilities on the consolidated balance sheets. It is expected that this could result in a substantial increase in assets and liabilities on the consolidated balance sheets

Nordson Corporation

We will adopt the new standard on the required effective date of November 1, 2019 using the transition option, established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). This transition option was released by the FASB to reduce the cost and complexity associated with reflecting the new standard in prior periods presented. We will also elect the practical expedient package related to the identification of leases in contracts, lease classification, and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we will not reassess such conclusions, we do not plan to adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended, terminated or whether a purchase option will be exercised. We have selected an enterprise-wide lease management system and we are advancing in the implementation process to assist in the related accounting.  A cross-functional implementation team is continuing to identify leases, determine policy elections, gather data, and implement changes to business processes and controls to support recognition and disclosure under the new standard.

In June 2016, the FASB issued a new standard that changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable.  We will be required to use a current expected credit loss model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables.  ASU 2016-13 does not prescribe a specific method to make an estimate so the application will require significant judgment and should consider historical information, current information, reasonable and supportable forecasts, and includes estimates of prepayment.  This guidance will become effective for us on November 1, 2020. We are currently assessing the impact this standard will have on the Consolidated Financial Statements.

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

2018 acquisitions

On October 17, 2018, we purchased 100 percent of the outstanding shares of Cladach Nua Teoranta (“Clada”), a Galway, Ireland designer and developer primarily focused on medical balloons and balloon catheters. Clada’s technologies are used in key applications such as angioplasty and the treatment of vascular disease. We acquired Clada for an aggregate purchase price of $5,236, which included an earn-out liability of $1,131. Based on the fair value of the assets acquired and the liabilities

Nordson Corporation

assumed, goodwill of $3,776 and identifiable intangible assets of $697 were recorded. The identifiable intangible assets consist primarily of $58 of customer relationships (amortized over 6 years), $70 of tradenames (amortized over 9 years), $499 of technology (amortized over 7 years) and $70 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2019, the purchase price allocations remain preliminary as we complete our assessments of income taxes.

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $46,018, net of $655 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $22,775 and identifiable intangible assets of $7,910 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years), $2,500 of technology (amortized over 7 years) and $410 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of April 30, 2019, the purchase price allocations are complete.
5.	Inventories

At April 30, 2019 and October 31, 2018, inventories consisted of the following:

	April 30, 2019	October 31, 2018
Raw materials and component parts	$102,361	$112,823
Work-in-process	45,430	47,126
Finished goods	180,394	148,618
	328,185	308,567
Obsolescence and other reserves	(40,984)	(37,545)
LIFO reserve	(6,468)	(6,545)
	$280,733	$264,477

6.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2019 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2018	$388,991	$1,194,969	$24,058	$1,608,018
Acquisitions	—	926	—	926
Currency effect	(937)	(498)	—	(1,435)
Balance at April 30, 2019	$388,054	$1,195,397	$24,058	$1,607,509

Accumulated impairment losses, which were recorded in 2009, were $232,789 at April 30, 2019 and October 31, 2018.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$479,391	$155,876	$323,515
Patent/technology costs	153,942	65,845	88,097
Trade name	96,274	38,039	58,235
Non-compete agreements	11,512	10,156	1,356
Other	1,394	1,390	4
Total	$742,513	$271,306	$471,207

	October 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,404	$137,640	$342,764
Patent/technology costs	153,602	59,845	93,757
Trade name	96,433	34,768	61,665
Non-compete agreements	11,469	9,919	1,550
Other	1,386	1,381	5
Total	$743,294	$243,553	$499,741

Amortization expense for the three months ended April 30, 2019 and 2018 was $14,133 and $14,172, respectively. Amortization expense for the six months ended April 30, 2019 and 2018 was $27,762 and $28,061, respectively.
7.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2019 and 2018 were:

	U.S.		International
Three Months Ended	2019	2018	2019	2018
Service cost	$3,577	$2,944	$486	$528
Interest cost	4,492	3,768	424	424
Expected return on plan assets	(5,794)	(5,489)	(407)	(393)
Amortization of prior service credit	(15)	(3)	(76)	(83)
Amortization of net actuarial loss	1,544	2,550	428	548
Total benefit cost	$3,804	$3,770	$855	$1,024

	U.S.		International
Six Months Ended	2019	2018	2019	2018
Service cost	$7,155	$6,626	$970	$1,027
Interest cost	8,989	7,408	846	844
Expected return on plan assets	(11,597)	(10,981)	(807)	(773)
Amortization of prior service cost (credit)	(30)	(11)	(152)	(162)
Amortization of net actuarial loss	3,088	4,706	855	1,077
Total benefit cost	$7,605	$7,748	$1,712	$2,013

Nordson Corporation

The components of other postretirement benefit cost for the three and six months ended April 30, 2019 and 2018 were:

	U.S.		International
Three Months Ended	2019	2018	2019	2018
Service cost	$165	$144	$6	$5
Interest cost	749	658	6	5
Amortization of prior service credit	(6)	(25)	—	—
Amortization of net actuarial (gain) loss	152	296	(9)	(5)
Total benefit cost	$1,060	$1,073	$3	$5

	U.S.		International
Six Months Ended	2019	2018	2019	2018
Service cost	$331	$356	$9	$10
Interest cost	1,497	1,295	11	10
Amortization of prior service credit	(13)	(50)	—	—
Amortization of net actuarial (gain) loss	304	545	(16)	(10)
Total benefit cost	$2,119	$2,146	$4	$10

The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.
8.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three and six months ended April 30, 2019 were 20.9% and 23.9%, respectively. The effective tax rates for the three and six months ended April 30, 2018 were 22.8% and 11.7%. The effective tax rate for the six months ended April 30, 2019 was higher than the comparable prior year period primarily due to the enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

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

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, our provisional accounting for the effects of the Act are complete. During the six months ended April 30, 2019, and within the one year measurement period provided by SAB 118, a discrete tax expense of $4,866 was recorded to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates. During the six months ended April 30, 2018, we provisionally recorded a discrete tax benefit of $22,089.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance required that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision included a discrete tax benefit of $2,149 and $3,017 for the three and six months ended April 30, 2019, respectively. Our income tax provision for the three and six months ended April 30, 2018 included a discrete tax benefit of $2,202 and $6,950, respectively.

Nordson Corporation

9.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2018	$(57,042)	$(122,272)	$(179,314)
Amortization of prior service costs and net actuarial losses, net of tax of $(912)	—	2,950	2,950
Foreign currency translation adjustments	7,399	—	7,399
Balance at April 30, 2019	$(49,643)	$(119,322)	$(168,965)

10.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,527 and $2,454 in the three months ended April 30, 2019 and 2018, respectively. Corresponding amounts for the six months ended April 30, 2019 and 2018 were $5,058 and $5,071, respectively.

The following table summarizes activity related to stock options for the six months ended April 30, 2019:

	Number of Options	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2018	1,885	$85.33
Granted	348	$124.89
Exercised	(251)	$57.48
Forfeited or expired	(12)	$118.70
Outstanding at April 30, 2019	1,970	$95.67	$99,042	7.0 years
Vested or expected to vest at April 30, 2019	1,949	$95.38	$98,592	6.9 years
Exercisable at April 30, 2019	1,067	$78.87	$71,609	5.6 years

As of April 30, 2019, there was $13,273 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

Nordson Corporation

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2019	April 30, 2018
Expected volatility	24.1%-24.5%	24.0%-26.7%
Expected dividend yield	1.04%	0.97%
Risk-free interest rate	2.84%-2.95%	2.09%-2.20%
Expected life of the option (in years)	5.3-6.2	5.4-6.2

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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2019 and 2018 was $31.74 and $31.42, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2019 and 2018 was $14,699 and $11,021, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2019 and 2018 was $19,321 and $29,744, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2019 and 2018 was $14,454 and $15,595, respectively.

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

The following table summarizes activity related to restricted shares during the six months ended April 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2018	53	$108.82
Granted	34	$129.44
Vested	(25)	$96.99
Restricted shares at April 30, 2019	62	$124.86

As of April 30, 2019, there was $5,592 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.9 years.  The amount charged to expense related to restricted shares during the three months ended April 30, 2019 and 2018 was $1,167 and $637, respectively. These amounts included common share dividends for the three months ended April 30, 2019 and 2018 of $18 and $17, respectively. For the six months ended April 30, 2019 and 2018, the amounts charged to expense related to restricted shares were $1,864 and $1,391, respectively. These amounts included common share dividends for the six months ended April 30, 2019 and 2018 of $36 and $34, respectively.

Nordson Corporation

The following table summarizes activity related to restricted share units during the six months ended April 30, 2019:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2018	0	$—
Granted	8	$126.83
Restricted share units at April 30, 2019	8	$126.83

As of April 30, 2019, there was $520 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years.  The amount charged to expense related to restricted share units during each of the three months ended April 30, 2019 and 2018 was $263 and $252, respectively. For the six months ended April 30, 2019 and 2018, the corresponding amounts were $526 and $505, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2018	107	$51.24
Dividend equivalents	1	$125.90
Outstanding at April 30, 2019	108	$51.65

The amount charged to expense related to director deferred compensation for the three months ended April 30, 2019 and 2018 was $38 and $30, respectively. For the six months ended April 30, 2019 and 2018, the corresponding amounts were $75 and $61, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $120.12 for 2019, $123.45 for 2018, and $103.75 and $104.49 per share for 2017.  During the three months ended April 30, 2019 and 2018, $819 and $1,637 was charged to expense, respectively. For the six months ended April 30, 2019 and 2018, the corresponding amounts were $1,596 and $4,986, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2019 was $9,065.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2019 and 2018 was $73 and $67, respectively. For the six months ended April 30, 2019 and 2018, the corresponding amounts were $145 and $134, respectively.

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2019 and 2018:

	April 30, 2019	April 30, 2018
Beginning balance at October 31	$12,195	$13,377
Accruals for warranties	4,846	5,937
Warranty payments	(5,258)	(6,642)
Currency effect	31	227
Ending balance	$11,814	$12,899

12.	Operating segments

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

The following table presents information about our segments:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
April 30, 2019
Net external sales	$236,722	$249,295	$65,102	$—	$551,119
Operating profit (loss)	71,012	56,535	14,469	(13,120)	128,896
Three months ended
April 30, 2018
Net external sales	$238,775	$250,839	$64,092	$—	$553,706
Operating profit (loss)(1)	70,337	58,690	12,050	(12,185)	128,892
Six months ended
April 30, 2019
Net external sales	$448,240	$483,752	$117,037	$—	$1,049,029
Operating profit (loss)	118,905	97,320	21,985	(25,033)	213,177
Six months ended
April 30, 2018
Net external sales	$459,639	$522,540	$121,951	$—	$1,104,130
Operating profit (loss)(1)	124,327	126,183	22,595	(24,863)	248,242

(1)

Results for the three and six months ended April 30, 2018 have been revised to reflect the retrospective adoption of Accounting Standards Update No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost ("ASU 2017-07"). Refer to Note 3 for details.

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Total profit for reportable segments	$128,896	$128,892	$213,177	$248,242
Interest expense	(12,372)	(12,127)	(24,738)	(23,445)
Interest and investment income	325	219	642	509
Other-net	(568)	1,135	(4,757)	(3,669)
Income before income taxes	$116,281	$118,119	$184,324	$221,637

We have significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
United States	$190,699	$178,821	$361,050	$344,652
Americas	43,682	38,959	76,119	73,238
Europe	149,526	154,736	282,200	296,674
Japan	30,031	33,030	59,078	98,899
Asia Pacific	137,181	148,160	270,582	290,667
Total net external sales	$551,119	$553,706	$1,049,029	$1,104,130

13.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$4,824	$—	$4,824	$—
Total assets at fair value	$4,824	$—	$4,824	$—
Liabilities:
Deferred compensation plans (b)	$12,574	$—	$12,574	$—
Foreign currency forward contracts (a)	4,742	—	4,742	—
Total liabilities at fair value	$17,316	$—	$17,316	$—

April 30, 2018	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,213	$—	$3,213	$—
Total assets at fair value	$3,213	$—	$3,213	$—
Liabilities:
Deferred compensation plans (b)	$11,796	$—	$11,796	$—
Foreign currency forward contracts (a)	5,494	—	5,494	—
Total liabilities at fair value	$17,290	$—	$17,290	$—

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

	2019
	Carrying Amount	Fair Value
Long-term debt (including current portion)	1,374,125	1,381,087

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

14.	Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended April 30, 2019, we recognized net losses of $1,236 on foreign currency forward contracts and net gains of $1,863 from the change in fair value of balance sheet positions. For the three months ended April 30, 2018, we recognized losses of $1,607 on foreign currency forward contracts and gains of $2,584 from the change in fair value of balance sheet positions. For the six months ended April 30, 2019, we recognized losses of $206 on foreign currency forward contracts and losses of $140 from the change in fair value of balance sheet positions. For the six months ended April 30, 2018, we recognized losses of $2,571 on foreign currency forward contracts and gains of $1,602 from the change in fair value of balance sheet positions.

Nordson Corporation

The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2019 and 2018:

	Notional Amounts
April 30, 2019 contract amounts:	Sell	Buy
Euro	$401,545	$279,131
British pound	21,012	44,879
Japanese yen	28,504	46,226
Australian dollar	180	7,771
Hong Kong dollar	1,209	128,710
Singapore dollar	794	15,356
Others	3,128	60,540
Total	$456,372	$582,613

	Notional Amounts
April 30, 2018 contract amounts:	Sell	Buy
Euro	$152,436	$82,687
British pound	43,914	58,981
Japanese yen	32,610	35,260
Australian dollar	194	8,137
Hong Kong dollar	2,170	110,723
Singapore dollar	616	13,143
Others	4,398	52,468
Total	$236,338	$361,399

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the six months ended April 30, 2019 and 2018, there were no significant concentrations of credit risk.
15.	Long-term debt

A summary of long-term debt is as follows:

	April 30, 2019	October 31, 2018
Revolving credit agreement, due 2024	$—	$52,200
Senior notes, due 2019-2025	156,700	156,700
Senior notes, due 2019-2027	100,000	100,000
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2020-2024	605,000	605,000
Euro loan, due 2021	128,967	16,967
Private shelf facility, due 2020	36,111	36,111
Development loans, due 2019-2026	1,019	1,086
	1,377,797	1,318,064
Less current maturities	153,734	28,734
Less unamortized debt issuance costs	3,672	3,973
Long-term maturities	$1,220,391	$1,285,357

Nordson Corporation

In April 2019, we amended and restated and extended the term of our existing $605,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $100,000 due in March 2020, $200,000 due in September 2022, and $305,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 3.57% at April 30, 2019. We were in compliance with all covenants at April 30, 2019.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended and restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. At April 30, 2019, we had no balances outstanding under this facility, compared to $52,200 outstanding at October 31, 2018. We were in compliance with all covenants at April 30, 2019, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate.  The weighted average interest rate at April 30, 2019 was 0.88%.  At April 30, 2019, the balance outstanding was €115,000 $(128,967).  We were in compliance with all covenants at April 30, 2019.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71% and 4.17%.   We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility at that time, and the reminder for general corporate purposes.  We were in compliance with all covenants at April 30, 2019.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured. At April 30, 2019 and October 31, 2018, there was $36,111 outstanding under this facility. Existing notes mature between January 2020 and September 2020.  The interest rate on each borrowing is fixed based on the market rate at the borrowing date or is variable based upon the LIBOR rate.  At April 30, 2019, the amount outstanding under this facility bears interest at fixed rates between 2.21% and 2.56%.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at April 30, 2019, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At April 30, 2019 and October 31, 2018, $156,700 was outstanding under this agreement. Existing notes mature between July 2019 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at April 30, 2019.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2019.

Nordson Corporation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.

Overview

Founded in 1954, Nordson Corporation delivers precision technology solutions to help customers succeed worldwide.  We engineer, manufacture and market differentiated products and systems used for precision dispensing, applying and controlling of adhesives, coatings, sealants, biomaterials, polymers, plastics and other materials; fluid management; test and inspection; and UV curing and plasma surface treatment.  These products are supported with extensive application expertise and direct global sales and service.  We serve a wide variety of consumer non-durable, consumer durable and technology end-markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing. We have approximately 7,600 employees and direct operations in more than 35 countries.

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

Results of Operations

Sales

Sales – Worldwide sales for the three months ended April 30, 2019 were $551,119, a decrease of 0.5% from sales of $553,706 for the comparable period of 2018. Organic sales volume increased 3.1%, offset by unfavorable currency translation effects which decreased sales by 3.6%.

Sales of the Adhesive Dispensing Systems segment for the three months ended April 30, 2019 were $236,722 compared to $238,775 in the comparable period of 2018, a decrease of $2,053, or 0.9%. The decrease was due to unfavorable currency translation effects that decreased sales 5.0%, offset by organic sales volume growth of 4.1%. Within this segment, sales volume increased in all regions except for Japan. Organic sales volume growth was solid across most all product lines.

Sales of the Advanced Technology Systems segment for the three months ended April 30, 2019 were $249,295 compared to $250,839 in the comparable period of 2018, a decrease of $1,544, or 0.6%. The decrease was due to unfavorable currency translation effects that decreased sales 2.4%, offset by sales volume growth of 1.8%. The sales volume increase consisted primarily of organic volume. Within this segment, sales volume decreased in the Japan and Asia Pacific regions, and was offset by growth in all other regions.  Growth in our fluid management product lines serving industrial and medical end markets was offset by lower demand in our dispensing product lines serving electronics end markets.

Sales of the Industrial Coating Systems segment for the three months ended April 30, 2019 were $65,102 compared to $64,092 in the comparable period of 2018, an increase of $1,010, or 1.6%. The increase was due to organic sales volume growth of 4.3%, offset by unfavorable currency translation effects of 2.7%. Within this segment, sales volume increased in the Americas region, and was offset by weakness in all other regions. Growth in powder and container product lines serving industrial end markets was offset by softness in liquid finishing and cold materials product lines serving industrial and automotive end markets.

Nordson Corporation

Sales outside the United States accounted for 65.4% of our sales in the three months ended April 30, 2019 compared to 67.7% for the comparable period of 2018. On a geographic basis, sales in the United States were $190,699, an increase of 6.6% from 2018. The 6.6% increase in sales volume consisted solely of organic volume. In the Americas region, sales were $43,682, an increase of 12.1% from 2018, with organic sales volume increasing 14.9%, offset by unfavorable currency effects of 2.8%.  Sales in Europe were $149,526, a decrease of 3.4% from 2018, with unfavorable currency effects of 8.0%, offset by a sales volume increase of 4.6%. The increase in sales volume consisted primarily of organic volume. Sales in Japan were $30,031, a decrease of 9.1% from 2018, with organic sales volume decreasing 5.6%, and unfavorable currency effects of 3.5%.  Sales in the Asia Pacific region were $137,181, a decrease of 7.4% from 2018, with a decrease in organic sales volume of 4.1% and unfavorable currency effects of 3.3%.

Worldwide sales for the six months ended April 30, 2019 were $1,049,029, a 5.0% decrease from sales of $1,104,130 for the comparable period of 2018.  Sales volume decreased 2.3%, consisting of a 2.9% decrease in organic volume, offset by a 0.6% increase from the first year effect of the Sonoscan and Clada acquisitions.  Unfavorable currency translation effects decreased sales by 2.7%.

Sales of the Adhesive Dispensing Systems segment for the six months ended April 30, 2019 were $448,240 compared to $459,639 in the comparable period of 2018, a decrease of $11,399, or 2.5%.  The decrease was due to unfavorable currency effects of 3.9%, offset by organic sales volume growth of 1.4%. Within this segment, sales volume increased in the United States, Japan, and Asia Pacific regions, and was offset by decreases in Europe and the Americas regions. Growth in product lines serving packaging, product assembly, and polymer processing end markets was offset by softness in product lines serving nonwoven end markets.

Sales of the Advanced Technology Systems segment for the six months ended April 30, 2019 were $483,752 compared to $522,540 in the comparable period of 2018, a decrease of $38,788, or 7.4%.  The decrease was due to unfavorable currency effects of 1.8%, and a sales volume decrease of 5.6%.  The sales volume decrease consisted of 6.8% in organic volume, offset by 1.2% from the first year effect of acquisitions.  Within this segment, sales volume increased in the United States, Americas, and Europe regions, and was offset by decreases in the Japan and Asia Pacific regions.  Growth in our fluid management product lines serving industrial and medical end markets was offset by lower demand in our dispensing product lines serving electronics end markets.

Sales of the Industrial Coating Systems segment for the six months ended April 30, 2019 were $117,037 compared to $121,951 in the comparable period of 2018, a decrease of $4,914, or 4.0%.  The decrease was due to a sales volume decrease of 1.8%, and unfavorable currency effects that decreased sales by 2.2%.  Within this segment, sales volume increased in the Americas and Asia Pacific regions, and was offset by decreases in the United States, Europe and Japan regions.  Softness in most all product lines contributed to the decrease in sale volume.

Sales outside the United States accounted for 65.6% of sales in the six months ended April 30, 2019 compared to 68.8% in the comparable period of 2018.  On a geographic basis, sales in the United States were $361,050, an increase of 4.8% from 2018.  The increase in sales volume consisted of 4.5% from organic volume, and 0.3% growth from acquisitions. In the Americas region, sales were $76,119, an increase of 3.9% from 2018, with organic sales volume increasing 6.5%, offset by unfavorable currency effects of 2.6%. Sales in Europe were $282,200, a decrease of 4.9% from 2018, with volume increasing 1.4%, offset by unfavorable currency effects of 6.3%.  The increase in sales volume consisted of 0.9% from organic volume, and 0.5% from acquisitions. Sales in Japan were $59,078, a decrease of 40.3% from 2018, with volume decreasing 39.3%, and unfavorable currency effects of 1.0%.  The decrease in sales volume consisted of 40.4% from organic volume and was offset by a 1.1% increase from acquisitions. Sales in the Asia Pacific region were $270,582, a decrease of 6.9% from 2018, with sale volume decreasing 4.1% and unfavorable currency effects of 2.8%. The decrease in sales volume consisted of a 5.1% decrease from organic volume, offset by a 1.0% increase from acquisitions.

Operating profit – Cost of sales for the three months ended April 30, 2019 were $249,590, up from $246,691 in the comparable period of 2018. Gross profit, expressed as a percentage of sales, decreased slightly to 54.7% for this same period from 55.4% in 2018. Of the 0.7 percentage point decline in gross margin, unfavorable currency translation effects contributed 0.6 percentage points and unfavorable product mix contributed 0.1 percentage points.

Cost of sales for the six months ended April 30, 2019 were $478,524, down from $496,142 in the comparable period of 2018.  Gross profit, expressed as a percentage of sales, decreased to 54.4% for this same period from 55.1% in 2018.  Of the 0.7 percentage point decline in gross margin, unfavorable currency translation effects contributed 0.5 percentage points and unfavorable product mix contributed 0.2 percentage points.

Selling and administrative expenses for the three months ended April 30, 2019 were $172,633, down from $178,123 in the comparable period of 2018. The 3.1 percentage point decrease includes 3.0 percentage points due to currency translation effects and 0.6 percentage points due to lower severance and restructuring costs in the current period.  This was offset by an increase of 0.5 percentage points primarily due to expenditures made in support of our base business.

Nordson Corporation

Selling and administrative expenses for the six months ended April 30, 2019 were $357,328, compared to $359,746 for the comparable period of 2018.  The 0.7 percentage point decrease includes 2.3 percentage points due to currency translation effects and 0.3 percentage points due to lower severance and restructuring costs in the current period.  This was offset by a 1.9 percentage point increase in support of base business.

Selling and administrative expenses as a percentage of sales decreased to 31.3% for the three months ended April 30, 2019 compared to 32.2% in 2018. The 0.9 percentage point improvement was due to lower base business costs; a 0.2 percentage point improvement due to lower severance and restructuring expenses in the current period was partially offset by 0.2 percentage points due to currency translation effects.

Selling and administrative expenses as a percentage of sales increased to 34.1% for the six months ended April 30, 2019 compared to 32.6% in 2018. Of the 1.5 percentage point increase, 1.4 percentage points was due to higher base business costs and 0.2 percentage points was due to currency translation effects.  This increase was offset by 0.1 percentage points due to lower severance and restructuring expenses in the current period.

During the six months ended April 30, 2019, we recognized severance and restructuring costs of $1,458, which was primarily due to a restructuring initiative to consolidate certain facilities in the U.S. within our Adhesives Dispensing Systems segment. Additional costs related to this initiative are not expected to be material in future periods. All severance and restructuring costs are included in Selling and administrative expenses in the Consolidated Statements of Income.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro and British Pound during the first six months of 2019 as compared to the same period in 2018.

Operating profit as a percentage of sales increased to 23.4% for the three months ended April 30, 2019 compared to 23.3% in 2018. Of the 0.1 percentage point increase, 1.2 percentage points were due to favorable leverage of our selling and administrative expenses and 0.2 percentage points were due to lower severance and restructuring costs in the current period. These were offset by 0.9 percentage points due to unfavorable currency translation effects and 0.4 percentage points due to unfavorable product mix.

Operating profit as a percentage of sales decreased to 20.3% for the six months ended April 30, 2019 compared to 22.5% in 2018. Of the 2.2 percentage point decrease, unfavorable leverage of our selling and administrative expenses contributed 1.1 percentage points, unfavorable currency translation effect contributed 0.7 percentage points, and unfavorable product mix contributed 0.5 percentage points. These were offset by 0.1 percentage point due to lower severance and restructuring costs.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 30.0% for the three months ended April 30, 2019 compared to 29.5% in 2018. Of the 0.5 percentage point increase in operating margin, this increase was due to 0.6 percentage points due to favorable product mix, 0.4 percentage points due to lower severance and restructuring expenses, and 0.4 percentage points due to favorable leverage of our selling and administrative expenses.  These increases were offset by 0.9 percentage points due to unfavorable currency effect.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 26.5% for the six months ended April 30, 2019 compared to 27.0% for the comparable period of 2018.  Of the 0.5 percentage point decline in operating margin, unfavorable currency translation effects contributed 0.7 percentage points and unfavorable leverage of selling and administrative expenses contributed 0.6 percentage points. These decreases were offset by 0.6 percentage points due to favorable product mix and 0.2 percentage points due to lower severance and restructuring expenses.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 22.7% for the three months ended April 30, 2019 compared to 23.4% in 2018. Of the 0.7 percentage point decline in operating margin, unfavorable product mix contributed 4.4 percentage points and unfavorable currency translation effects contributed 0.5 percentage points.  This decrease was offset by favorable leverage of our selling and administrative expenses of 4.2 percentage points.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 20.1% for the six months ended April 30, 2019 compared to 24.1% for the comparable period of 2018.  Of the 4.0 percentage point decrease in operating margin, unfavorable product mix contributed 4.2 percentage points and unfavorable currency translation effects contributed 0.4 percentage points.  This decrease was offset by favorable leverage of our selling and administrative expenses of 0.6 percentage points.

Nordson Corporation

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 22.2% for the three months ended April 30, 2019 compared to 18.8% in 2018. Of the 3.4 percentage point increase in operating margin, favorable product mix contributed 2.7 percentage points and favorable leverage of our selling and administrative expenses added 1.3 percentage points.  These increases were offset by 0.6 percentage points due to unfavorable currency translation effects.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 18.8% for the six months ended April 30, 2019 compared to 18.5% in 2018.  Of the 0.3 percentage point increase in operating margin, favorable product mix added 1.5 percentage points. This was offset by unfavorable leverage of selling and administrative expenses of 0.7 percentage points and 0.5 percentage points of unfavorable currency translation effects.

Interest and other income (expense) - Interest expense for the three months ended April 30, 2019 was $12,372, up from $12,127 for the comparable period of 2018.  Interest expense for the six months ended April 30, 2019 was $24,738, up from $23,445 for the comparable period of 2018.  These increases were due primarily to higher interest rates.

Other expense was $568 for the three months ended April 30, 2019, compared to other income of $1,135 for the comparable period of 2018. Included in the current quarter’s other expense were $1,489 of pension costs related to the adoption of a new accounting standard, offset by $627 of foreign currency gains.  Included in the prior quarter’s other income were a non-recurring gain of $2,512 and foreign currency gains of $978, offset by $2,187 of pension costs related to the adoption of a new accounting standard.

Other expense was $4,757 for the six months ended April 30, 2019, compared to $3,669 for the comparable period of 2018. Included in the current year’s other expense were $2,980 of pension costs related to the adoption of a new accounting standard and $346 of foreign currency losses. Included in the prior year’s other expense were $3,814 of pension costs related to the adoption of a new accounting standard, foreign currency losses of $969, and $748 related to the write off of building improvements, offset by a non-recurring gain of $2,512.

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and six months ended April 30, 2019 was 20.9% and 23.9%, respectively.   The effective tax rate for the three and six months ended April 30, 2018 was 22.8% and 11.7%, respectively.  The effective tax rate for the six months ended April 30, 2019 was higher than the comparable prior year period primarily due to the enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

On December 22, 2017, the Act was enacted into law which significantly revised U.S. tax law. It reduced the U.S. federal corporate income tax rate from 35% to 21%.  We have an October 31 fiscal year-end, therefore the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.3% for our fiscal year ended October 31, 2018, and 21% for subsequent fiscal years.  The statutory tax rate of 21.0% was applied to earnings in the current year.

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, our provisional accounting for the effects of the Act was complete. During the six months ended April 30, 2019, and within the one year measurement period provided by SAB 118, a discrete tax expense of $4,866 was recorded to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates. During the six months ended April 30, 2018, we provisionally recorded a discrete tax benefit of $22,089.

In March 2016, the FASB issued a new standard which simplifies the accounting for share-based payment transactions. This guidance required that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statements of Income rather than as additional paid-in capital. As a result, our income tax provision for the three and six months ended April 30, 2019 included a discrete tax benefit of $2,149 and $3,017 respectively. Our income tax provision for the three and six months ended April 30, 2018 included a discrete tax benefit of $2,202 and $6,950, respectively.

Net income – Net income for the three months ended April 30, 2019 was $91,923, or $1.58 per diluted share, compared to $91,235, or $1.55 per diluted share, in the same period of 2018. This represents an 0.8% increase in net income and a 1.9% increase in diluted earnings per share. For the six months ended April 30, 2019, net income was $140,490, or $2.41 per diluted share, compared to $195,790, or $3.32 per diluted share, in the same period of 2018. This represents a 28.2% decrease in net income and a 27.4% decrease in diluted earnings per share.

Nordson Corporation

Foreign Currency Effects

In the aggregate, average exchange rates for 2019 used to translate international sales and operating results into U.S. dollars were unfavorable compared with average exchange rates existing during 2018.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended April 30, 2019 were translated at exchange rates in effect during the same period of 2018, sales would have been approximately $19,659 higher while third-party costs and expenses would have been approximately $10,589 higher. If transactions for the six months ended April 30, 2019 were translated at exchange rates in effect during the same period of 2018, sales would have been approximately $29,809 higher while third-party costs and expenses would have been approximately $16,687 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2019, cash and cash equivalents increased $53,505.  Cash provided by operations during this period was $161,912, compared to $212,311 for the six months ended April 30, 2018.  Cash of $206,475 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $216,303 for the comparable period of 2018.  Changes in operating assets and liabilities reduced cash $44,563 in the six months ended April 30, 2019, compared to $3,992 in the comparable period of 2018.

Cash used in investing activities was $25,688 for the six months ended April 30, 2019, compared to $76,990 in the comparable period of 2018. In the prior period, cash of $44,176 was used for the Sonoscan acquisition. Capital expenditures in the six months ended April 30, 2019 were $26,603, compared to $33,049 in the comparable period of 2018.

Cash used in financing activities was $86,560 for the six months ended April 30, 2019, compared to $72,108 used in the comparable period of the prior year.  Net proceeds of long-term debt and short-term borrowings produced $60,277, compared to net repayments of long-term debt and short-term borrowings of $45,173 in the prior period. Cash of $118,089 was used for the purchase of treasury shares and cash of $40,239 was used for dividend payments, compared to $5,005 and $34,697, respectively, in the comparable period of 2018. Issuance of common shares related to employee benefit plans generated $14,454 compared to $15,595 in the comparable period of 2018.

The following is a summary of significant changes in balance sheet captions from October 31, 2018 to April 30, 2019. The decrease of $35,826 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter. Current maturities of long-term debt increased $125,000 due to a $25,000 reclass of our notes issued under our agreement with New York Life and a $100,000 reclass of our Term Loan Agreement with PNC Bank from long term maturities.  Long-term debt decreased $65,000 primarily due to net borrowings of our long-term debt, offset by the reclasses to current maturities noted above.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. This program replaced the $200,000 program approved by the board in August 2013. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares.  In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares.  Approximately $487,628 of the total $1,000,000 authorized remained available for share repurchases at April 30, 2019. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In April 2019, we amended and restated and extended the term of our existing $605,000 term loan facility with a group of banks. The Term Loan Agreement provides for the following term loans in three tranches: $100,000 due in March 2020, $200,000 due in September 2022, and $305,000 due in March 2024.  The weighted average interest rate for borrowings under this agreement was 3.57% at April 30, 2019.  We were in compliance with all covenants at April 30, 2019.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended and restated and extended the term of our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024.  At April 30, 2019, we had no balances outstanding under this facility, compared to $52,200 outstanding at October 31, 2018. We were in compliance with all covenants at April 30, 2019, and the amount we could borrow under the facility would not have been limited by any debt covenants.

Nordson Corporation

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate.  The weighted average interest rate at April 30, 2019 was 0.88%.  At April 30, 2019, the balance outstanding was €115,000 ($128,967).  We were in compliance with all covenants at April 30, 2019.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature in June 2023 and mature through June 2030 and bear interest at fixed rates between 3.71% and 4.17%.   We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility at that time, and the reminder for general corporate purposes.  We were in compliance with all covenants at April 30, 2019.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Notes issued under the agreement may have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured. At April 30, 2019 and October 31, 2018 $36,111 was outstanding under this facility. Existing notes mature between January 2020 and September 2020.  The interest rate on each borrowing is fixed based on the market rate at the borrowing date or is variable based upon the LIBOR rate.  At April 30, 2019, the amount outstanding under this facility bears interest at fixed rates between 2.21% and 2.56%.  This agreement contains customary events of default and covenants related to limitations on indebtedness and the maintenance of certain financial ratios.  We were in compliance with all covenants at April 30, 2019, and the amount we could borrow would not have been limited by any debt covenants.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of Senior Notes.  At April 30, 2019 and October 31, 2018, $156,700 was outstanding under this agreement. Existing notes mature between July 2019 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at April 30, 2019.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of Senior Unsecured Notes were purchased primarily by a group of insurance companies.  The notes start to mature in July 2019 and mature through July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2019.

Outlook

For the balance of the year, we are optimistic about longer term growth opportunities in the diverse consumer durable, non-durable, medical, and industrial end markets we serve. For 2019, considering the impact of recent macroeconomic trends, organic sales are now expected to increase in the low single digits compared to the prior year, offset by an unfavorable currency effect of 2 percent based on the current exchange rate environment as compared to the prior year. We move forward with caution given continued slower growth in emerging markets than previous years, expectations for global GDP indicating a low-growth macroeconomic environment, tariffs and other international trade uncertainties, and marketplace effects of political instability in certain areas of the world.  Though the pace of improvement in the global economy remains unclear, our growth potential has been demonstrated over time from our capacity to build and enhance our core businesses by entering emerging markets, pursuing market adjacencies and driving growth initiatives.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support.  Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations for meeting our liquidity needs and paying dividends to common shareholders, as well as enabling us to invest in the development of new applications and markets for our technologies.

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

Nordson Corporation

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2019.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2019 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business.  Including the matters discussed below, it is our opinion, after consultation with legal counsel, that resolutions of these matters are not expected to result in a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2019 and October 31, 2018, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $439. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code.  Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs.  Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2018.  The information disclosed has not changed materially in 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2019:

			Total Number of	Maximum Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(2)	or Programs(2)
February 1, 2019 to February 28, 2019	76	131.81	76	$487,628
March 1, 2019 to March 31, 2019	—	—	—	$487,628
April 1, 2019 to April 30, 2019	3	136.45	—	$487,628
Total	79		76

(1)	Includes 3 shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $487,628 of the total $1,000,000 authorized remained available for share repurchases at April 30, 2019. Uses for repurchased shares include the funding of benefit programs including stock options, restricted stock and 401(k) matching. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1

Third Amended and Restated Credit Agreement, dated April  30, 2019, among Nordson Corporation, various financial institutions named therein, and KeyBank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on May 6, 2019)**

4.2

Amended and Restated Term Loan Agreement, dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on May 6, 2019)**

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2019, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended April 30, 2019 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Furnished herewith.
**	Schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2019	Nordson Corporation

By: /s/ GREGORY A. THAXTON
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)