Form 10-K
period 2019-10-31
NORDSON CORP
filed 2019-12-13
CIK 72331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2019 was approximately $8,347,622,072.

There were 57,708,386 Common Shares outstanding as of November 30, 2019.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2020 Annual Meeting - Part III of the Form 10-K

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

Item 1.  Business

General Description of Business

Nordson engineers, manufactures and markets differentiated products and systems used for precision dispensing, applying and controlling of adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, nonwovens, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing.

Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 65 percent of our revenues were generated outside the United States in 2019.

We have 7,579 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand, and the United Kingdom.

New Chief Executive Officer

On June 14, 2019, we announced the appointment of Sundaram Nagarajan as our President and Chief Executive Officer, effective August 1, 2019.  Mr. Nagarajan succeeds Michael F. Hilton, who previously announced his plans to retire.  On Mr. Nagarajan’s start date, Mr. Hilton became Senior Advisor to the Company and will remain as an Executive Officer and Senior Advisor, and as a member of our Board of Directors until he retires on December 31, 2019.

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

•

Electronics Systems – Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include the breadth of the electronics industry manufacturing supply chain that produces semiconductor, printed circuit board assemblies and electronic components.

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

•

Test and Inspection – Bond testing and automated optical, acoustic microscopy and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, flexible circuits, MEMS, and semiconductor packaging.

3.	Industrial Coating Systems

This segment provides both standard and highly-customized equipment used primarily for applying coatings, paint, finishes, sealants and other materials, and for curing and drying of dispensed material. This segment primarily serves the industrial capital equipment and consumer durables markets.

•

Cold Materials – Automated and manual dispensing products and systems used to apply multiple component adhesive and sealant materials in the general industrial and transportation manufacturing industries. Key strategic markets include aerospace, electric battery, appliances, automotive, building and construction, composites, electronics and medical.

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

Nordson Corporation 6

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

Senior operating management supervises an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.

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

Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2019, we held 598 United States patents and 1,449 foreign patents and had 160 United States patent applications pending and 778 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.

Patents covering individual products extend for varying periods according to the date of filing or grant and the legal term of patents in various countries where a patent is obtained. Our patent portfolio as of October 31, 2019 had expiration dates ranging from November 2019 to August 2038. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.

We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Avalon, Dage, EFD, Value Plastics and Xaloy and various common law trademarks which are important to our business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2019, we had a total of 987 trademark registrations in the United States and in various foreign countries.

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

Customers

We serve a broad customer base, both in terms of industries and geographic regions. In 2019, no single customer accounted for ten percent or more of sales.

Backlog

Our backlog of open orders was approximately $385,000 at October 31, 2019, compared to approximately $390,000 at October 31, 2018. The amounts for both years were calculated based upon exchange rates in effect at October 31, 2019. All orders in the 2019 year-end backlog are expected to be shipped to customers in 2020.

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

Many factors influence our competitive position, including pricing, product quality and service. We maintain a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to our leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage. The impact of tariffs over our end markets in Asia could negatively affect our long-term market position in that region.

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

Nordson Corporation 8

We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2019 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.

Employees

As of October 31, 2019, we had 7,579 full-time and part-time employees, including 138 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 13, 2022.

Available Information

Our annual report to the Securities and Exchange Commission (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at https://investors.nordson.com as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145. The contents of our website are not incorporated by reference herein and are not deemed to be a part of this report.

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

In 2019, approximately 35 percent of our revenue was generated in the United States, while approximately 65 percent was generated outside the United States. A general slowdown in the global economy or in a particular region or industry or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition or liquidity. Our largest markets include consumer non-durable, industrial, medical, electronics, consumer durable and automotive. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.

A portion of our product sales is attributable to industries and markets, such as the electronics, polymer processing and metal finishing industries, which historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or countries may reduce sales of some of our products. It is not possible to predict accurately the factors that will affect demand for our products in the future.

Any significant downturn in the health of the general economy, globally, regionally or in the markets in which we sell products, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular region or industry in which we operate.

Nordson Corporation 9

If we fail to develop new products or enhance existing products, or our customers do not accept the new or enhanced products we develop, our revenue and profitability could be adversely impacted.

Innovation is critical to our success. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a leading provider of precision technology solutions. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. Difficulties or delays in research, development or production of new or enhanced products or failure to gain market acceptance of new or enhanced products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new or enhanced products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, our financial condition, results of operations, cash flows and liquidity could be adversely affected. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.

We have experienced and expect to continue to experience cyber-attacks to our systems and networks. To date, we have not experienced any material breaches or material losses related to cyber-attacks. To conduct our business, we rely extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data.  Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.  A cyber-attack or other disruption may also result in financial loss, including potential fines for failure to safeguard data or losses in connection with any litigation that may result from a cyber-attack. Our insurance coverage may not be adequate to cover all the costs arising from such events.

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

Our results have been and could continue to be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.

Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including withdrawal from or material modifications to the North American Free Trade Agreement, which the U.S. government has renegotiated into the “United States-Mexico-Canada Agreement” with Mexico and Canada and has yet to ratify, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.

Nordson Corporation 10

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

A significant portion of our consolidated revenues in 2019 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, uncertainty surrounding the effects and timing of Brexit have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the United States dollar against the foreign currencies in which we conduct business.  Future adverse consequences arising from Brexit may include continued volatility in exchange rates.  Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.

Nordson Corporation 11

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

Nordson Corporation 12

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

Any period of interest rate increases may adversely affect our profitability. At October 31, 2019, we had $1,244,142 of total debt and notes payable outstanding, of which 51 percent was priced at interest rates that float with the market. A one percentage point increase in the interest rate on the floating rate debt in 2019 would have resulted in approximately $7,236 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Item 7A, Quantitative and Qualitative Disclosure About Market Risk. Additionally, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the United Kingdom’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021.  The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our outstanding debt and notes payable that currently use LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.

Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

During 2019, we experienced a leadership change with the appointment of a new President and Chief Executive Officer. Our success will continue to depend to a significant extent on the continued service of our executive management team and the ability to recruit, hire and retain other key management personnel to support our growth and operational initiatives and replace executives who retire or resign. Failure to retain our leadership team and attract and retain other important management and technical personnel could place a constraint on our global growth and operational initiatives, possibly resulting in inefficient and ineffective management and operations, which would likely harm our revenues, operations and product development efforts and eventually result in a decrease in profitability.

Nordson Corporation 13

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

We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States. In 2019, approximately 65 percent of our total sales were generated outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:

•	risks of political or economic instability, such as Brexit;
•	unanticipated or unfavorable circumstances arising from host country laws or regulations;
•	threats of war, terrorism or governmental instability;
•

changes in tax rates, adoption of new tax laws or other additional tax policies, and other proposals to reform United States and foreign tax laws that impact how United States multinational corporations are taxed on foreign earnings;

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

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. The current U.S. presidential administration has criticized existing trade agreements, and while it remains unclear what actions the administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be ultimately imposed in the future.

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

Nordson Corporation 14

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

Item 1B.  Unresolved Staff Comments

None.

Nordson Corporation 15

Item 2.  Properties

Our principal owned and leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of October 31, 2019 are as follows:

Location	Description of Property	Approximate Square Feet

Amherst, Ohio [2,3]	A manufacturing, laboratory and office complex	521,000
Austintown, Ohio [1]	A manufacturing, warehouse and office building (leased)	207,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	159,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	145,000
Swainsboro, Georgia [1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
Salem, New Hampshire [2]	Two manufacturing, warehouse and office buildings (leased)	83,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [3]	A manufacturing, warehouse and office building (leased)	64,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Marlborough, Massachusetts [2]	An office, laboratory and warehouse building (leased)	30,000
Westlake, Ohio	Corporate headquarters	28,000
Spokane, Washington [2]	A manufacturing, warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Sunnyvale, California [2]	Two office, laboratory and warehouse buildings (leased)	24,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
Münster, Germany [1]	Two manufacturing, warehouse and office buildings (leased)	488,000
Shanghai, China [1,2,3]	Three manufacturing, warehouse, laboratory and office buildings	178,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Three manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2,3]	Four office, laboratory and warehouse buildings (leased)	75,700
Bangalore, India [1,2,3]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2,3]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand [1]	A manufacturing, warehouse and office building	52,000
Erkrath, Germany [1,2,3]	An office, laboratory and warehouse building (leased)	50,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building (leased)	47,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Munich, Germany [2]	An office, laboratory and warehouse buildings (leased)	43,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2,3]	An office, laboratory and warehouse building (leased)	35,000
Shanghai, China [1,2,3]	Three manufacturing, warehouse and office buildings (leased)	33,000
Pirmasens, Germany [1]	A manufacturing, warehouse and office building (leased)	32,000
Sao Paulo, Brazil [1,2,3]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2,3]	A warehouse and office building (leased)	22,000
Singapore [1,2,3]	Two warehouse and office buildings (leased)	22,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000

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

Nordson Corporation 16

Item 3.  Legal Proceedings

We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the litigation and environmental matters discussed below, after consultation with legal counsel, we do not believe that losses in excess of the amounts we have accrued would have a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.

Class Action Litigation

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

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and constructing a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2019 and 2018, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $401 and $439, respectively.

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

Item 4.  Mine Safety Disclosures

None.

Information About Our Executive Officers

Our executive officers as of October 31, 2019, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period
Sundaram Nagarajan	57	2019	President and Chief Executive Officer, 2019

Gregory A. Thaxton	58	2007	Executive Vice President, Chief Financial Officer, 2012

Gina A. Beredo	45	2018	Executive Vice President, General Counsel and Secretary, 2018

James E. DeVries	60	2012	Executive Vice President, 2012

John J. Keane	58	2003	Executive Vice President, 2005

Stephen P. Lovass	50	2017	Executive Vice President, 2017

Gregory P. Merk	48	2006	Executive Vice President, 2013

Shelly M. Peet	54	2007	Executive Vice President, 2009

Jeffrey A. Pembroke	52	2015	Executive Vice President, 2015

Joseph Stockunas	59	2015	Executive Vice President, 2015

Nordson Corporation 17

On June 14, 2019, we announced the appointment of Sundaram Nagarajan as President and Chief Executive Officer and as a member of the Board of Directors of the Company, effective August 1, 2019. Michael Hilton (age 65) ceased as President and Chief Executive Officer effective August 1, 2019 and has since been employed as Senior Advisor to the Company.  Mr. Hilton will continue to serve as an Executive Officer and Senior Advisor, and as a member of the Company’s Board of Directors until his retirement effective December 31, 2019.

Prior to becoming our President and Chief Executive Officer, Mr. Nagarajan served as Executive Vice President, Automotive OEM Segment, with Illinois Tool Works Inc. (NYSE: ITW), a global manufacturer of a diversified range of industrial products and equipment, since 2015. Prior to that, Mr. Nagarajan served as Executive Vice President, Welding Segment, with Illinois Tool Works from 2010 to 2015. Mr. Nagarajan has served as a member of the Board of Directors of Sonoco Products Company (NYSE: SON) since 2015.

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

Nordson Corporation 18

PART II

Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2019, there were 1,366 record shareholders.

While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.

Performance Graph

The following is a graph that compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2009 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Group, which includes: AIN, AME, B, DCI, ENTG, EPAC, ESL, FLIR, GDI, GGG, GTLS, IEX, ITT, KEYS, LECO, NATI, ROP, TER, WTS, and WWD.

Company/Market/Peer Group	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Nordson Corporation	$100.00	$151.62	$183.67	$238.70	$294.28	$315.68	$297.38	$423.52	$540.90	$528.58	$683.29
S&P 500 Index	$100.00	$116.52	$125.94	$145.09	$184.52	$216.38	$227.64	$237.90	$294.12	$315.73	$360.96
S&P MidCap 400	$100.00	$127.64	$138.55	$155.32	$207.33	$231.49	$239.42	$254.39	$314.12	$317.33	$345.94
S&P 500 Ind. Machinery	$100.00	$127.95	$132.38	$158.43	$226.22	$255.10	$254.71	$290.84	$400.96	$369.97	$451.20
S&P MidCap 400 Ind. Machinery	$100.00	$129.97	$147.82	$161.44	$224.14	$237.52	$198.82	$233.34	$334.67	$327.62	$389.31
Peer Group	$100.00	$123.63	$139.16	$157.09	$217.28	$239.51	$230.50	$235.93	$354.82	$364.75	$464.87

Source: Zack’s Investment Research

(b)	Use of Proceeds. Not applicable.
(c)	Issuer Purchases of Equity Securities

Nordson Corporation 19

			Total Number of
			Shares Repurchased	Maximum Value of
	Total Number	Average	as Part of Publicly	Shares That May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased Under
	Repurchased	per Share	or Programs(1)	the Plans or Programs(1)
August 1, 2019 to August 31, 2019	—	$—	—	$487,628
September 1, 2019 to September 30, 2019	—	$—	—	$487,628
October 1, 2019 to October 31, 2019	17	$138.38	17	$485,242
Total	17		17
(1)

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $485,242 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2019. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Item 6. Selected Financial Data

	2019	2018	2017	2016	2015
(In thousands except for per-share amounts)
Operating Data (a) (e)
Sales	$2,194,226	$2,254,668	$2,066,982	$1,808,994	$1,688,666
Cost of sales	1,002,123	1,018,340	927,692	813,792	772,225
% of sales	46	45	45	45	46
Selling and administrative expenses	708,990	733,749	672,888	597,076	582,848
% of sales	32	33	33	33	35
Operating profit	483,113	502,579	466,402	398,126	333,593
% of sales	22	22	23	22	20
Net income	337,091	377,375	295,802	271,843	211,111
% of sales	15	17	14	15	13
Financial Data (a) (f)
Working capital	$533,569	$533,822	$240,626	$414,032	$420,815
Net property, plant and equipment and other non-current assets	2,505,252	2,536,910	2,526,167	1,675,008	1,646,723
Total capital (b)	2,674,023	2,669,154	2,648,094	1,767,369	1,724,211
Total assets	3,516,447	3,421,012	3,414,539	2,420,583	2,358,314
Long-term liabilities	1,457,776	1,619,991	1,611,300	1,237,437	1,407,522
Shareholders’ equity	1,581,045	1,450,741	1,155,493	851,603	660,016
Return on average total capital — % (c)	14	15	14	16	13
Return on average shareholders’ equity — % (d)	23	28	30	37	26
Per-Share Data (a)
Average number of common shares	57,462	57,970	57,533	57,060	60,652
Average number of common shares and common share equivalents	58,202	58,931	58,204	57,530	61,151
Basic earnings per share	$5.87	$6.51	$5.14	$4.76	$3.48
Diluted earnings per share	5.79	6.40	5.08	4.73	3.45
Dividends per common share	1.43	1.25	1.11	0.99	0.90
Book value per common share	27.45	25.00	20.02	14.86	11.51

(a)	See accompanying Notes to Consolidated Financial Statements.
(b)	Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.
(c)	Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over the last five quarterly accounting periods.
(d)	Net income as a percentage of average quarterly shareholders’ equity over the last five quarterly accounting periods.
(e)

Certain amounts for the years 2015 through 2018 have been adjusted to reflect the retrospective application of our reclassification of certain pension costs upon the adoption of a new accounting standard in 2019.

(f)

Certain amounts for the years 2015 and 2016 have been adjusted to reflect the retrospective application of our reclassification of debt issuance costs upon the adoption of a new accounting standard in 2017.

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

Revenue recognition – A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Refer to Note 1 to the Consolidated Financial Statements for further discussion around the Company's revenue recognition policy.

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

We test goodwill in accordance with Accounting Standards Codification (ASC) 350. Goodwill impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described below. We did not record any goodwill impairment charges in 2019. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values using these methods. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the Income Approach and the Market Approach.

The discounted cash flow method (Income Approach) uses assumptions for revenue growth, operating margin, and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2019, the discount rates used ranged from 9 percent to 12 percent depending upon the reporting unit's size, end market volatility, and projection risk.

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

In 2019, 2018, and 2017, the results of our annual impairment tests indicated no impairment.

The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2019, our conclusion is that no goodwill was impaired in 2019. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Adhesive Dispensing Systems Segment	9.0%	564%	$386,713
Industrial Coating Systems Segment	10.5%	550%	$24,058
Advanced Technology Systems Segment - Electronics Systems	10.0%	295%	$27,581
Advanced Technology Systems Segment - Fluid Management	10.0%	127%	$1,098,006
Advanced Technology Systems Segment - Test & Inspection	12.0%	178%	$77,118

Pension plans and postretirement medical plans - The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.

The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 3.25 percent at October 31, 2019 and 4.53 percent at October 31, 2018. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 1.26 percent at October 31, 2019, compared to 2.14 percent at October 31, 2018. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.

In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.00 percent in both 2019 and 2018. The average expected rate of return on international pension assets used to determine net benefit costs was 3.96 percent in 2019 and 3.91 percent in 2018.

The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 4.00 percent at October 31, 2019, compared to 3.90 percent at October 31, 2018. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 3.12 percent at both October 31, 2019, and October 31, 2018.

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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2019	$(5,413)	$7,862	$(1,184)	$1,333
Effect on pension obligation as of October 31, 2019	$(74,804)	$94,969	$(13,823)	$16,523
Expected return on assets:
Effect on total net periodic pension cost in 2019	$(3,890)	$3,890	$(407)	$407
Compensation increase:
Effect on total net periodic pension cost in 2019	$4,625	$(4,046)	$522	$(461)
Effect on pension obligation as of October 31, 2019	$28,775	$(25,955)	$3,186	$(2,955)

With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation was 3.27 percent at October 31, 2019 and 4.56 percent at October 31, 2018. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.62 percent in 2020, decreasing gradually to 3.24 percent in 2026.

For the international postretirement plan, the discount rate used to value the benefit obligation was 3.03 percent at October 31, 2019 and 3.88 percent at October 31, 2018. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 4.00 percent in 2020 to 4.05 percent in 2040.

The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net postretirement benefit cost components in 2019	$(535)	$681	$(3)	$3
Effect on postretirement obligation as of October 31, 2019	$(12,237)	$15,551	$(87)	$116
Health care trend rate:
Effect on total net postretirement benefit cost components in 2019	$494	$(400)	$9	$(7)
Effect on postretirement obligation as of October 31, 2019	$11,984	$(9,800)	$108	$(84)

Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.

Pension and postretirement expenses in 2020 are expected to be approximately $9,900 higher than 2019.

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

Nordson Corporation 23

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

2019 compared to 2018

Sales – Worldwide sales for 2019 were $2,194,226, a decrease of 2.7 percent from 2018 sales of $2,254,668. Sales volume decreased 0.7 percent and unfavorable currency translation effects decreased sales by 2.0 percent. The volume decrease consisted of 1.1 percent organic decline and 0.4 percent growth from acquisitions.

We had one acquisition during 2019, Optical Control GmbH & Co. KG (“Optical”), which is included within the Advanced Technology Systems segment.  As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.

Sales of the Adhesive Dispensing Systems segment were $950,917 in 2019, a decrease of $4,275, or 0.4 percent, from 2018 sales of $955,192. The decrease was the result of unfavorable currency effects that decreased sales by 2.8 percent, offset by a sales volume increase of 2.4 percent. Within this segment, sales volume increased in all geographic regions with the exception of Europe. Growth in product lines serving packaging, product assembly, and polymer processing end markets was offset by softness in product lines serving nonwoven end markets.

Sales of the Advanced Technology Systems segment were $985,850 in 2019, a decrease of $53,516, or 5.1 percent, from 2018 sales of $1,039,366. The decrease was the result of a sales volume decrease of 3.7 percent and unfavorable currency effects that decreased sales by 1.4 percent. The sales volume decrease consisted of 4.6 percent from organic volume offset by a 0.9 percent increase from the first-year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, increased in the United States and Americas geographic regions, and was offset by softness in all other regions. Growth in our fluid management product lines serving medical end markets was offset by lower demand in our dispensing product lines serving electronics end markets.

Sales of the Industrial Coating Systems segment were $257,459 in 2019, a decrease of $2,651, or 1.0 percent, from 2018 sales of $260,110. The decrease was the result of unfavorable currency effects that decreased sales by 1.5 percent, offset by a sales volume increase of 0.5 percent. Within this segment, sales volume increased in the United States, Americas and Japan regions, and was offset by softness in the Europe and Asia Pacific regions. Growth in cold materials product lines serving automotive end markets was offset by softness in the liquid and container product lines serving industrial end markets.

Sales outside the United States accounted for 65.4 percent of total sales in 2019, as compared to 68.0 percent in 2018. On a geographic basis, sales in the United States were $758,383, an increase of 5.2 percent from 2018. The increase in sales volume consisted of 4.9 percent from organic volume and 0.3 percent from acquisitions. In the Americas region, sales were $167,661, an increase of 5.6 percent over 2018, with volume increasing 7.4 percent partially offset by unfavorable currency effects of 1.8 percent. The increase in sales volume consisted of 7.2 percent from organic volume and 0.2 percent from acquisitions. Sales in Europe were $571,596, a decrease of 8.1 percent from 2018, with volume decreasing 3.3 percent and unfavorable currency effects of 4.8 percent. The decrease in sales volume consisted of 3.8 percent from organic volume offset by a 0.5 percent increase from acquisitions. Sales in Japan were $126,756, a decrease of 21.6 percent from 2018, with volume decreasing 22.2 percent offset by favorable currency effects of 0.6 percent. The decrease in sales volume consisted of 22.9 percent from organic volume offset by a 0.7 percent increase from acquisitions. Sales in the Asia Pacific region were $569,830, a decrease of 3.6 percent from 2018, with volume decreasing 1.3 percent and unfavorable currency effects of 2.3 percent. The decrease in sales volume consisted of lower organic volume of 1.9 percent, offset by a 0.6 percent increase from acquisitions.

It is estimated that the effect of pricing on 2019 total sales was not material relative to 2018.

Nordson Corporation 24

Operating profit – Cost of sales were $1,002,123 in 2019, down 1.6 percent from $1,018,340 in 2018. Gross profit, expressed as a percentage of sales, decreased to 54.3 percent in 2019 from 54.8 percent in 2018. Of the 0.5 percentage point decrease in gross margin, unfavorable currency translation effects contributed 0.4 percentage points and unfavorable product mix contributed 0.1 percentage points.

Selling and administrative expenses were $708,990 in 2019, compared to $733,749 in 2018. The 3.4 percent decrease includes 1.6 percentage points due to lower base business costs and 1.8 percentage points due to unfavorable currency translation effects.

Selling and administrative expenses as a percentage of sales decreased to 32.3 percent in 2019 from 32.5 percent in 2018. The 0.2 percentage point improvement is due to lower base business costs.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro and British Pound during 2019 as compared to 2018.

Operating profit as a percentage of sales decreased to 22.0 percent in 2019 compared to 22.3 percent in 2018. Of the 0.3 percentage point decline in operating margin, unfavorable leverage of our selling and administrative expenses contributed 1.2 percentage points, and unfavorable foreign currency translation effects contributed 0.4 percentage points.  This decline was offset by 1.2 percentage points due to the first-year effect of acquisitions and 0.1 percentage points due to lower severance costs.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 28.9 percent in 2019 compared to 27.5 percent in 2018. Of the 1.4 percentage point improvement in operating margin, favorable product mix contributed 1.5 percentage points, lower severance and restructuring contributed 0.4 percentage points and favorable leverage of our selling and administrative expense contributed 0.1 percentage points.  These improvements were offset by 0.6 percentage points related to unfavorable foreign currency translation effects.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 20.9 percent in 2019 compared to 23.6 percent in 2018. Of the 2.7 percentage point decline in operating margin, unfavorable product mix contributed 2.8 percentage points, unfavorable foreign currency translation effects contributed 0.4 percentage points and higher severance and restructuring expenses contributed 0.1 percentage points. This decline was partially offset by 0.6 percentage points due to favorable leverage of our selling and administrative expenses.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 20.9 percent in 2019 compared to 20.2 percent in 2018. Of the 0.7 percentage point improvement in operating margin, 2.1 percentage points were due to favorable leverage of our selling and administrative expenses, offset by 1.1 percentage points related to unfavorable product mix and 0.3 percentage points related to unfavorable foreign currency translation effects.

Interest and other income (expense) - Interest expense in 2019 was $47,145, a decrease of $2,432, or 4.9 percent, from 2018. The decrease was due to lower average debt levels than the prior year. Other expense in 2019 was $6,708 compared to other expense of $5,868 in 2018. Included in the current year’s other expense were pension costs related to the adoption of a new accounting standard of $7,136. Included in the prior year’s other expense were pension costs related to the adoption of a new accounting standard, as noted above, of $8,022, foreign currency gains of $1,133 and a non-recurring gain of $2,512.

Income taxes – Income tax expense in 2019 was $94,013, or 21.8 percent of pre-tax income, as compared to $71,144, or 15.9 percent of pre-tax income in 2018.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act ("the Act") was enacted.  It reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent.  We have an October 31 fiscal year end, therefore the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.34 percent for our fiscal year ended October 31, 2018, and 21.00 percent for subsequent fiscal years.  The statutory tax rate of 21.00percent was applied to earnings in the current year.

Our income tax provision for 2018 included a provisional tax benefit of $49,082 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $27,618 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $21,464 in income tax expense for 2018.

Nordson Corporation 25

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, our provisional accounting for the effects of the Act was complete. As a result, during 2019, and within the one year measurement period provided by SAB 118, we recorded tax expense of $4,866 to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalizations of estimates. We are paying the transition tax in installments over the eight-year period allowable under the Act. The remaining transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2019 and 2018.

Other provisions of the U.S. Tax Act became effective for us in 2019. The Foreign-Derived Intangible Income provision generates a deduction against our U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires us to subject to U.S. taxation a portion of our foreign subsidiary earnings that exceed an allowable return. We elected to treat any GILTI inclusion as a period expense in the year incurred.

Net income – Net income was $337,091, or $5.79 per diluted share, in 2019, compared to net income of $377,375, or $6.40 per diluted share, in 2018. This represents a 10.7 percent decrease in net income and a 9.5 percent decrease in diluted earnings per share.

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

Nordson Corporation 26

Operating profit – Cost of sales were $1,018,340 in 2018, up 9.8 percent from $927,692 in 2017. Gross profit, expressed as a percentage of sales, decreased to 54.8 percent in 2018 from 55.1 percent in 2017. Of the 0.3 percentage point decrease in gross margin, unfavorable product mix contributed 0.7 percentage points offset by 0.4 percentage points due to favorable currency translation effects.

Selling and administrative expenses were $733,749 in 2018, compared to $672,888 in 2017. The 9.0 percent increase includes 9.4 percent primarily in support of higher sales growth and 1.8 percent due to unfavorable currency translation effects, offset by 2.2 percent due to lower acquisition transaction costs in 2018.

Selling and administrative expenses as a percentage of sales decreased to 32.5 percent in 2018 from 32.6 percent in 2017. Of the 0.1 percentage point improvement, 0.7 percentage points is due to lower acquisition transaction costs, offset by 0.6 percentage points due to higher base business costs.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were favorably impacted by a weaker dollar primarily against the Euro during 2018 as compared to 2017.

Operating profit as a percentage of sales decreased to 22.3 percent in 2018 compared to 22.6 percent in 2017. Of the 0.3 percentage point decline in operating margin, unfavorable leverage of our selling and administrative expenses contributed 1.1 percentage points, higher severance and restructuring expenses contributed 0.2 percentage points and unfavorable product mix contributed 0.5 percentage points. This decline was offset by 0.3 percentage points due to the first-year effect of acquisitions, 0.7 percentage points due to lower acquisition transaction costs and 0.5 percentage points due to favorable foreign currency translation effects.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales decreased to 27.5 percent in 2018 compared to 28.0 percent in 2017. Of the 0.5 percentage point decline in operating margin, dilution in gross margin of 0.8 percentage points was due to the consolidation of certain facilities in the U.S. and higher severance and restructuring expenses contributed 0.3 percentage points, offset by favorable foreign currency translation effects of 0.6 percentage points.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 23.6 percent in 2018 compared to 25.6 percent in 2017. Of the 2.0 percentage point decline in operating margin, unfavorable product mix contributed 1.2 percentage points, incremental amortization expense contributed 1.1 percentage points, and higher severance and restructuring expenses contributed 0.1 percentage points. This decline was partially offset by 0.4 percentage points due to favorable foreign currency translation effects.

For the Industrial Coating Systems segment, operating profit as a percentage of sales increased to 20.2 percent in 2018 compared to 18.0 percent in 2017. Of the 2.2 percentage point improvement in operating margin, 1.9 percentage points related to favorable product mix and 0.4 percentage points related to favorable foreign currency translation effects.  This improvement was partially offset by 0.1 percentage points due to unfavorable leverage of our selling and administrative expenses.

Interest and other income (expense) - Interest expense in 2018 was $49,576, an increase of $12,975, or 35.4 percent, from 2017. The increase was due to higher average borrowing levels between periods. Other expense in 2018 was $5,868 compared to other expense of $10,634 in 2017. Included in other expense for 2018 were pension costs related to the adoption of a new accounting standard of $8,022, foreign currency gains of $1,133 and a non-recurring gain of $2,512. Included in other expense for 2017 were pension costs related to the adoption of a new accounting standard, as noted above, of $8,670 and foreign currency losses of $686.

Income taxes – Income tax expense in 2018 was $71,144, or 15.9 percent of pre-tax income, as compared to $124,489, or 29.6 percent of pre-tax income in 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("the Act") was enacted.  It reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent.  We have an October 31 fiscal year end, therefore the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 23.34 percent for our fiscal year ended October 31, 2018, and 21.00 percent for subsequent fiscal years.  The statutory tax rate of 23.34 percent was applied to earnings in 2018.

Nordson Corporation 27

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

Liquidity and Capital Resources

Cash and cash equivalents increased $55,486 in 2019. Cash provided by operating activities was $382,893 in 2019, compared to $504,638 in 2018. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, and loss on sale of property, plant and equipment), which was $466,941 in 2019, compared to $476,757 in 2018. The decrease in cash provided by operating activities was primarily due to lower net income and the change in operating assets and liabilities, which used $84,048 of cash in 2019, compared to $27,881 provided in 2018.

Cash used in investing activities was $76,289 in 2019, compared to $139,918 in 2018. In the current year, cash of $12,486 was used for the Optical acquisition compared to $50,856 used in the prior year for the Clada and Sonoscan acquisitions. Capital expenditures were $64,244 in 2019 compared to $89,790 in 2018. Capital expenditures were higher in the prior year due to the purchase of a new production and development manufacturing facility in China for product lines within our Adhesives Dispensing Systems segment.

Cash used in financing activities was $251,074 in 2019, compared to cash of $353,690 used in 2018. Net repayment of long-term debt and short-term borrowings used $67,838 of cash in 2019, compared to $268,887 used in 2018. In 2019, cash of $120,510 was used for the purchase of treasury shares, up from $24,012 in 2018. Dividend payments were $82,145 in 2019, up from $72,443 in 2018 due to an increase in the annual dividend to $1.43 per share from $1.25 per share. Issuance of common shares related to employee benefit plans generated $26,020 of cash in 2019, up from $18,811 in 2018.

The following is a summary of significant changes by balance sheet caption from October 31, 2018 to October 31, 2019. Receivables increased $39,342 primarily due to higher sales volume activity in the fourth quarter. Current maturities of long-term debt increased $140,004 primarily due to a $125,000 reclass of our notes issued under our agreement with New York Life and a $15,000 reclass of our Private Placement Notes. Long-term debt decreased $209,953 primarily due to the reclasses to current maturities noted above, payments on our Term Loan Agreement with PNC Bank, revolving credit facility and private shelf facility of $180,800, offset by $111,300 of borrowings on the Euro loan.

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares, bringing the aggregate total of common shares authorized for repurchase to $1,000,000. Approximately $485,242 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2019. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation 28

As of October 31, 2019, approximately 94 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,101,736 and $1,088,183 at October 31, 2019 and 2018, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.

Contractual Obligations

The following table summarizes contractual obligations as of October 31, 2019:

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Debt (1)	$1,248,383	$168,738	$397,197	$446,597	$235,851
Interest payments on long-term debt (1)	110,254	21,849	37,694	27,786	22,925
Capital lease obligations (2)	16,571	5,685	5,725	1,599	3,562
Operating leases (2)	140,148	20,194	33,817	25,465	60,672
Contributions related to pension and postretirement benefits (3)	43,900	43,900	—	—	—
Purchase obligations (4)	81,240	78,443	2,797	—	—
Total obligations	$1,640,496	$338,809	$477,230	$501,447	$323,010

(1)

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The unsecured Term Loan Agreement provides for the following three tranches: $100,000 due in March 2020, $200,000 due in September 2022, and $305,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 2.52 percent at October 31, 2019. For the portion that is due in March 2024, $100,000 of this tranche was paid down in 2019.  We were in compliance with all covenants at October 31, 2019.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term expiring April 2024, and includes a $75,000 subfacility for swing-line loans.  At October 31, 2019, we had no balances outstanding under this facility, compared to $52,200 outstanding at October 31, 2018. We were in compliance with all covenants at October 31, 2019, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In October 2018, we entered into a €150,000 unsecured Term Loan Agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate.  The weighted average interest rate at October 31, 2019 was 1.00 percent.  The balance outstanding at October 31, 2019 and October 31, 2018 was €115,000 ($128,219) and €15,000 ($16,967), respectively.  We were in compliance with all covenants at October 31, 2019.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of unsecured Senior Notes to the insurance companies and their affiliates. The notes mature in June 2023 through June 2030 and bear interest at fixed rates between 3.71 percent and 4.17 percent.  We used the proceeds from the sale of the notes to repay approximately $315,000 of the outstanding balance under our existing syndicated revolving credit facility at that time, and the remainder for general corporate purposes.  We were in compliance with all covenants at October 31, 2019.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. Senior Notes issued under the agreement can have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured. At October 31, 2019 and October 31, 2018, there was $30,556 and $36,111, respectively, outstanding under this facility. Existing notes mature between January 2020 and September 2020.  The interest rate on each borrowing is fixed.  At October 31, 2019, the amounts outstanding under this facility bear interest at fixed rates between 2.21 percent and 2.56 percent. We were in compliance with all covenants at October 31, 2019, and the amount we could borrow would not have been limited by any debt covenants.

Nordson Corporation 29

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At October 31, 2019 and October 31, 2018, $140,800 and $156,700, respectively, was outstanding under this agreement. Existing notes mature between July 2020 and July 2025 and bear interest at fixed rates between 2.62 percent and 3.13 percent.  We were in compliance with all covenants at October 31, 2019.

In July 2015, we entered into a Note Purchase Agreement under which $100,000 of unsecured Senior Notes were purchased primarily by a group of insurance companies.  At October 31, 2019 and October 31, 2018, $92,857 and $100,000, respectively, was outstanding under this agreement.  Existing notes mature between July 2020 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent.  We were in compliance with all covenants at October 31, 2019.

Refer to Note 9 to the Consolidated Financial Statements for further discussion.

(2)	Refer to Note 10 to the Consolidated Financial Statements for further discussion.
(3)

Pension and postretirement plan funding amounts after 2020 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. Refer to Note 6 to the Consolidated Financial Statements for further discussion.

(4)	Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.

We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2020. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.

Outlook

Our operating performance, balance sheet position, and financial ratios for 2019 remained strong, although uncertainties persist in global financial markets and the general economic environment.  Going forward, we are well-positioned to manage our liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations as well as principal and interest payments on our outstanding debt.  Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements.  In 2019, cash from operations was 17 percent of revenue.  With respect to borrowings, as of October 31, 2019, we had full available capacity under our five-year term, $850,000 unsecured, multicurrency credit facility.  This credit facility expires in February 2024.

Respective to all of these loans are two primary covenants: the leverage ratio that generally restricts indebtedness (net of cash) to a maximum 3.75 times consolidated four-quarter trailing EBITDA and the interest coverage ratio that requires four-quarter trailing EBITDA to be a minimum of 2.5 times consolidated trailing four-quarter interest expense.  (Debt, EBITDA, and Interest Expense are as defined in the respective credit agreements.)

We are optimistic about our longer-term growth opportunities in the diverse consumer non-durable, industrial, medical, electronics, consumer durable and automotive end markets we serve. We also support our customers with parts and consumables, so a significant percentage of our revenue is recurring. For 2020, organic sales are expected to increase 1 to 3 percent compared to the prior year, offset by an unfavorable currency effect of less than 1 percent, based on the current exchange rate environment as compared to the prior year. Based on this 2020 sales outlook, we are forecasting earnings per share growth of 2 percent to 6 percent compared to the prior year

We move forward with caution given the potential for a lower-growth macroeconomic environment, continued trade negotiations and the marketplace effects of political instability in certain areas of the world.  Though the status of the global economy remains unclear, our growth potential has been demonstrated over time through our ability to build and enhance our core businesses by entering emerging markets, pursuing market adjacencies and driving growth initiatives.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations to meet our liquidity needs, pay dividends to common shareholders and enable us to invest in the development of new applications and markets for our technologies.  We intend to focus capital expenditures in 2020 on continued investments in our information systems and projects that improve both the capacity and efficiency of manufacturing and distribution operations. Cash from operations has been 16 to 22 percent of revenues over the past five years, which when combined with our available borrowing capacity and ready access to capital markets, is more than adequate to fund our liquidity needs over the next year.

Nordson Corporation 30

With respect to contractual spending, the table above presents our financial obligations as $1,640,496, of which $338,809 is payable in 2020.  In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares, bringing the aggregate total of common shares authorized for repurchase to $1,000,000. Approximately $485,242 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2019. The repurchase program is funded using cash from operations and proceeds from borrowings under our credit facilities.  Timing and actual number of shares subject to repurchase are contingent on a number of factors including the level of cash generated from operations, cash requirements for acquisitions, repayment of debt and our share price.

New Accounting Standards

Refer to Note 2 for further discussion of recently issued accounting standards.

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

In 2019, as compared with 2018, the United States dollar was generally stronger against foreign currencies. If 2018 exchange rates had been in effect during 2019, sales would have been approximately $45,600 higher and third party costs would have been approximately $23,500 higher. In 2018, as compared with 2017, the United States dollar was generally weaker against foreign currencies. If 2017 exchange rates had been in effect during 2018, sales would have been approximately $41,800 lower and third-party costs would have been approximately $21,700 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

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

Nordson Corporation 31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. As a result of the use of foreign exchange contracts on a routine basis to reduce the risks related to most of our transactions denominated in foreign currencies, as of October 31, 2019, we did not have material foreign currency exposure.

Refer to Note 12 to the Consolidated Financial Statements for further discussion about our foreign currency transactions and the methods and assumptions used to record these transactions.

A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.

The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

							Total	Fair
At October 31, 2019	2020	2021	2022	2023	2024	Thereafter	Value	Value
Annual repayments of long-term debt	$68,738	$38,187	$30,791	$130,796	$110,801	$235,851	$615,164	$647,982
Average interest rate on total borrowings outstanding during the year	3.5%	3.6%	3.7%	3.7%	3.8%	3.9%	3.5%

							Total	Fair
At October 31, 2018	2019	2020	2021	2022	2023	Thereafter	Value	Value
Annual repayments of long-term debt	$28,734	$68,738	$38,187	$30,791	$130,796	$346,652	$643,898	$622,283
Average interest rate on total borrowings outstanding during the year	3.5%	3.5%	3.6%	3.7%	3.7%	3.8%	3.5%

We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this debt was 3.0 percent at October 31, 2019 and 3.2 percent at October 31, 2018. A one percent increase in interest rates would have resulted in additional interest expense of approximately $7,236 on the variable rate notes payable and long-term debt in 2019.

Nordson Corporation 32

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2019, 2018 and 2017	2019	2018	2017
(In thousands except for per-share amounts)
Sales	$2,194,226	$2,254,668	$2,066,982
Operating costs and expenses:
Cost of sales	1,002,123	1,018,340	927,692
Selling and administrative expenses	708,990	733,749	672,888
	1,711,113	1,752,089	1,600,580
Operating profit	483,113	502,579	466,402
Other income (expense):
Interest expense	(47,145)	(49,576)	(36,601)
Interest and investment income	1,844	1,384	1,124
Other - net	(6,708)	(5,868)	(10,634)
	(52,009)	(54,060)	(46,111)
Income before income taxes	431,104	448,519	420,291
Income tax provision:
Current	95,031	105,093	124,961
Deferred	(1,018)	(33,949)	(472)
	94,013	71,144	124,489
Net income	$337,091	$377,375	$295,802
Average common shares	57,462	57,970	57,533
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	740	961	671
Average common shares and common share equivalents	58,202	58,931	58,204
Basic earnings per share	$5.87	$6.51	$5.14
Diluted earnings per share	$5.79	$6.40	$5.08
Dividends declared per common share	$1.43	$1.25	$1.11

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 33

Consolidated Statements of Comprehensive Income

Years ended October 31, 2019, 2018 and 2017	2019	2018	2017
(In thousands)
Net income	$337,091	$377,375	$295,802
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,710	(28,619)	22,697
Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	(148)	(45)	—
Net actuarial gain (loss) arising during the year	(63,138)	(7,783)	2,641
Amortization of prior service (cost) credit	(322)	(322)	(210)
Amortization of actuarial loss	6,946	10,536	7,972
Settlement loss recognized	385	200	712
Total pension and postretirement benefit plans	(56,277)	2,586	11,115
Total other comprehensive income (loss)	(52,567)	(26,033)	33,812
Reclassification due to adoption of ASU 2018-02	—	(18,846)	—
Total comprehensive income	$284,524	$332,496	$329,614

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 34

Consolidated Balance Sheets

October 31, 2019 and 2018	2019	2018
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$151,164	$95,678
Receivables - net	530,765	491,423
Inventories - net	283,399	264,477
Prepaid expenses and other current assets	45,867	32,524
Total current assets	1,011,195	884,102
Property, plant and equipment - net	398,895	386,666
Goodwill	1,614,739	1,608,018
Intangible assets - net	445,575	499,741
Deferred income taxes	11,261	9,780
Other assets	34,782	32,705
	$3,516,447	$3,421,012
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$85,139	$83,590
Income taxes payable	15,601	19,319
Accrued liabilities	161,655	175,085
Customer advance payments	41,131	38,997
Current maturities of long-term debt	168,738	28,734
Current obligations under capital leases	5,362	4,555
Total current liabilities	477,626	350,280
Long-term debt	1,075,404	1,285,357
Obligations under capital leases	9,513	8,850
Pension obligations	158,506	113,222
Postretirement obligations	86,368	70,154
Deferred income taxes	83,564	100,704
Other liabilities	44,421	41,704
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2019 and 2018	12,253	12,253
Capital in excess of stated value	483,116	446,555
Retained earnings	2,747,650	2,488,375
Accumulated other comprehensive loss	(231,881)	(179,314)
Common shares in treasury, at cost	(1,430,093)	(1,317,128)
Total shareholders' equity	1,581,045	1,450,741
	$3,516,447	$3,421,012

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 35

Condensed Consolidated Statements of Shareholders’ Equity

	Years ended October 31, 2019, 2018 and 2017
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2016	$12,253	$376,625	$1,932,635	$(168,247)	$(1,301,663)	$851,603
Shares issued under company stock and employee benefit plans	—	8,913	—	—	5,342	14,255
Tax benefit from stock option and restricted stock transactions	—	7,079	—	—	—	7,079
Stock-based compensation	—	20,168	—	—	—	20,168
Purchase of treasury shares (30,148 shares)	—	—	—	—	(3,386)	(3,386)
Dividends declared ($1.11 per share)	—	—	(63,840)	—	—	(63,840)
Net income	—	—	295,802	—	—	295,802
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	22,697	—	22,697
Defined benefit pension and post-retirement plans adjustment	—	—	—	11,115	—	11,115
October 31, 2017	$12,253	$412,785	$2,164,597	$(134,435)	$(1,299,707)	$1,155,493
Shares issued under company stock and employee benefit plans	—	12,220	—	—	6,591	18,811
Stock-based compensation	—	21,550	—	—	—	21,550
Purchase of treasury shares (180,735 shares)	—	—	—	—	(24,012)	(24,012)
Dividends declared ($1.25 per share)	—	—	(72,443)	—	—	(72,443)
Net income	—	—	377,375	—	—	377,375
Reclassification due to adoption of ASU 2018-02	—	—	18,846	(18,846)	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(28,619)	—	(28,619)
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,586	—	2,586
October 31, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans	—	18,475	—	—	7,545	26,020
Stock-based compensation	—	18,086	—	—	—	18,086
Purchase of treasury shares (998,004 shares)	—	—	—	—	(120,510)	(120,510)
Dividends declared ($1.43 per share)	—	—	(82,145)	—	—	(82,145)
Net income	—	—	337,091	—	—	337,091
Impact of adoption of ASU 2014-09	—	—	4,329	—	—	4,329
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,710	—	3,710
Defined benefit pension and post-retirement plans adjustment	—	—	—	(56,277)	—	(56,277)
October 31, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045

The accompanying notes are an integral part of the consolidated financial statements.

Nordson Corporation 36

Consolidated Statements of Cash Flows

Years ended October 31, 2019, 2018 and 2017	2019	2018	2017
(In thousands)
Cash flows from operating activities:
Net income	$337,091	$377,375	$295,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,454	52,959	45,947
Amortization	54,790	55,448	44,907
Provision for losses on receivables	2,254	1,185	4,030
Deferred income taxes	(1,018)	(33,949)	(472)
Non-cash stock compensation	18,086	21,550	20,168
Loss on sale of property, plant and equipment	953	830	188
Other non-cash	(669)	1,359	2,770
Changes in operating assets and liabilities:
Receivables	(39,992)	10,236	(46,152)
Inventories	(23,117)	5,532	(19,667)
Prepaid expenses	(2,024)	(4,046)	4,737
Other assets	(74)	320	(3,429)
Accounts payable	654	(2,671)	4,805
Income taxes payable	(3,832)	(2,718)	7,522
Accrued liabilities	(14,027)	2,134	(5,629)
Customer advance payments	2,193	5,047	5,163
Other liabilities	(4,325)	18,402	2,266
Other	496	(4,355)	(6,204)
Net cash provided by operating activities	382,893	504,638	356,752
Cash flows from investing activities:
Additions to property, plant and equipment	(64,244)	(89,790)	(71,558)
Proceeds from sale of property, plant and equipment	1,285	458	4,007
Acquisition of businesses, net of cash acquired	(12,486)	(50,586)	(805,943)
Equity investments	(844)	—	(4,470)
Net cash used in investing activities	(76,289)	(139,918)	(877,964)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	996	6,017
Repayment of short-term borrowings	—	(1,006)	(8,149)
Proceeds from long-term debt	186,635	585,661	841,536
Repayment of long-term debt	(254,473)	(854,538)	(237,183)
Repayment of capital lease obligations	(4,859)	(5,333)	(5,287)
Payment of debt issuance costs	(1,742)	(1,826)	(3,214)
Issuance of common shares	26,020	18,811	14,086
Purchase of treasury shares	(120,510)	(24,012)	(3,216)
Dividends paid	(82,145)	(72,443)	(63,840)
Net cash provided by (used in) financing activities	(251,074)	(353,690)	540,750
Effect of exchange rate changes on cash	(44)	(5,735)	3,606
Increase in cash and cash equivalents	55,486	5,295	23,144
Cash and cash equivalents at beginning of year	95,678	90,383	67,239
Cash and cash equivalents at end of year	$151,164	$95,678	$90,383

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

Fiscal year — Our fiscal year is November 1 through October 31.

Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied.  Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2019 and 2018 were not material.

However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Systems segment, there was a change in revenue recognition upon adoption of the new revenue standard. Previously, these contracts were recognized at the point in time when the shipping terms were satisfied.  Under the new revenue standard, we now recognize revenue for these contracts over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.

As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.

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

Nordson Corporation 38

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or not material.

We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources.  Refer to Note 15 for details on our operating segments.

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.

Advertising costs — Advertising costs are expensed as incurred and were $10,479, $12,451 and $11,296 in 2019, 2018 and 2017, respectively.

Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $60,018, $58,806 and $52,462 in 2019, 2018 and 2017, respectively. As a percentage of sales, research and development expenses were 2.7, 2.6 and 2.5 percent in 2019, 2018 and 2017, respectively.

Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  Options for 176 common shares were excluded from the diluted earnings per share calculation in 2019, because their effect would have been anti-dilutive.  No options were excluded from the calculation of diluted earnings per share in 2018 and 2017. Under the Amended & Restated 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.

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

Inventories — Inventories are valued at the lower of cost or net realizable value. Cost was determined using the last-in, first-out (LIFO) method for 19 percent of consolidated inventories at October 31, 2019 and 15 percent of consolidated inventories at October 31, 2018. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $6,145 and $6,545 higher than reported at October 31, 2019 and 2018, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.

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

Nordson Corporation 39

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2019, 2018 or 2017.

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

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2019, the weighted-average useful lives for each major category of amortizable intangible assets were:

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

Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2019 and 2018 consisted of:

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2018	$(57,042)	$(122,272)	$(179,314)
Pension and postretirement plan changes, net of tax of $(17,167)	—	(56,277)	(56,277)
Currency translation losses	3,710	—	3,710
Balance at October 31, 2019	$(53,332)	$(178,549)	$(231,881)

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

Following is a reconciliation of the product warranty liability for 2019 and 2018:

	2019	2018
Balance at beginning of year	$12,195	$13,377
Accruals for warranties	9,670	11,937
Warranty payments	(10,881)	(12,966)
Currency adjustments	22	(153)
Balance at end of year	$11,006	$12,195

Nordson Corporation 40

Note 2 — Recently issued accounting standards

New accounting guidance adopted:

On November 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of November 1, 2018. Results for reporting periods beginning after November 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The cumulative impact of adopting Topic 606 as of November 1, 2018 did not have a material impact to the Consolidated Financial Statements.

In March 2017, the Financial Accounting Standards Board (FASB) issued a new standard which requires the presentation of the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components of net periodic benefit cost are presented below operating income. Additionally, only the service cost component is eligible for capitalization in assets.  We adopted the standard beginning November 1, 2018.  During the twelve months ended October 31, 2018 and 2017, the reclassification resulted in an increase in Other expense of $8,022 and $8,700, respectively, a decrease in Cost of sales of $363 and $289, respectively, and a decrease in Selling, general & administrative expenses of $7,659 and $8,411, respectively.

New accounting guidance issued and not yet adopted:

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842)” which requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months.

We adopted the new standard on November 1, 2019 using the transition option, established in ASU 2018-11, Leases (ASC 842), Targeted Improvements which provides a transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We elected the practical expedient package related to the identification of leases in contracts, lease classification, and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we did not reassess such conclusions, we did not adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended, terminated or whether a purchase option will be exercised.  As part of our adoption of the new standard, we compiled an inventory of our lease agreements and implemented an enterprise-wide lease management system to help with the standard’s additional reporting requirements.  We are complete with our assessment of ASC 842 and expect to record right-of-use assets and corresponding lease liabilities of approximately 3 percent and 6 percent of total assets and liabilities, respectively, in our consolidated balance sheet as of November 1, 2019.  We do not expect the new standard to have a material impact our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

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

Nordson Corporation 41

In August 2018, the FASB issued a new standard which addresses defined benefit plans.  The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net period benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligations for postretirement health care benefits are removed.  A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  Additionally, the standard clarifies disclosure requirement surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  It will be effective for us beginning November 1, 2021.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

In August 2018, the FASB issued a new standard which makes a number of changes meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It will be effective for us beginning November 1, 2020.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

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

2019 acquisition

On July 1, 2019, we purchased certain assets of Optical Control GmbH & Co. KG (“Optical”), a Nuremberg, Germany designer and developer of high speed, fully automatic counting systems utilizing x-ray technology. This transaction was not material to our Consolidated Financial Statements. We recorded the acquisition of Optical based on the fair value of the assets acquired and the liabilities assumed. Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of October 31, 2019, the purchase price allocations remain preliminary as we complete our assessments of income taxes.

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

Nordson Corporation 42

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

Note 4 — Details of Consolidated Balance Sheet

	2019	2018
Receivables:
Accounts	$506,318	$475,638
Notes	3,980	4,476
Other	30,268	20,889
	540,566	501,003
Allowance for doubtful accounts	(9,801)	(9,580)
	$530,765	$491,423
Inventories:
Raw materials and component parts	$102,044	$112,823
Work-in-process	42,904	47,126
Finished goods	183,973	148,618
	328,921	308,567
Obsolescence and other reserves	(39,377)	(37,545)
LIFO reserve	(6,145)	(6,545)
	$283,399	$264,477
Property, plant and equipment:
Land	$10,468	$10,544
Land improvements	4,390	4,294
Buildings	256,195	252,127
Machinery and equipment	489,864	456,307
Enterprise management system	53,020	53,234
Construction-in-progress	34,944	24,266
Leased property under capitalized leases	29,528	26,118
	878,409	826,890
Accumulated depreciation and amortization	(479,514)	(440,224)
	$398,895	$386,666
Accrued liabilities:
Salaries and other compensation	$49,908	$72,364
Pension and retirement	9,993	5,095
Taxes other than income taxes	8,606	8,060
Other	93,148	89,566
	$161,655	$175,085

Note 5 — Goodwill and intangible assets

We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is subject to annual impairment testing. Our annual impairment testing is performed as of August 1. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. We assess the fair value of reporting units on a non-recurring basis using a quantitative analysis that uses a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach, and compare the result against the reporting unit’s carrying value of net assets. The implied fair value of our reporting units is determined based on significant unobservable inputs, as discussed below; accordingly, these inputs fall within Level 3 of the fair value hierarchy.

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

In the application of the guideline public company method (Market Approach), fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve-month performance for revenues and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the consideration of both the Income and Market approaches.

An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2019, 2018 and 2017, the fair value of each reporting unit exceeded its carrying value, and accordingly we did not record any goodwill impairment charges in 2019, 2018 or 2017.

Our reporting units are the Adhesive Dispensing Systems segment, the Industrial Coating Systems segment and one level below the Advanced Technology Systems segment.

Changes in the carrying amount of goodwill during 2019 by operating segment:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2018	$388,991	$1,194,969	$24,058	$1,608,018
Acquisitions	—	9,225	—	9,225
Currency effect	(1,588)	(916)	—	(2,504)
Balance at October 31, 2019	$387,403	$1,203,278	$24,058	$1,614,739

Changes in the carrying amount of goodwill during 2018 by operating segment:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2017	$392,295	$1,172,857	$24,058	$1,589,210
Acquisition	—	24,679	—	24,679
Currency effect	(3,304)	(2,567)	—	(5,871)
Balance at October 31, 2018	$388,991	$1,194,969	$24,058	$1,608,018

Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2019 and October 31, 2018. Of these losses, $229,173 related to the Advanced Technology Systems segment and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation 45

Information regarding intangible assets subject to amortization:

	October 31, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,007	$173,996	$306,011
Patent/technology costs	154,735	71,663	83,072
Trade name	96,655	41,303	55,352
Noncompete agreements	11,540	10,406	1,134
Other	1,400	1,394	6
Total	$744,337	$298,762	$445,575

	October 31, 2018
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,404	$137,640	$342,764
Patent/technology costs	153,602	59,845	93,757
Trade name	96,433	34,768	61,665
Noncompete agreements	11,469	9,919	1,550
Other	1,386	1,381	5
Total	$743,294	$243,553	$499,741

Amortization expense for 2019, 2018 and 2017 was $54,790, $55,448 and $44,907 respectively.

Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2020	$55,241
2021	$49,799
2022	$45,794
2023	$44,822
2024	$42,109

Note 6 — Retirement, pension and other postretirement plans

Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2019, 2018 and 2017 was approximately $22,573, $22,634 and $19,259, respectively.

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

Nordson Corporation 46

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$425,605	$430,816	$87,227	$88,761
Service cost	14,587	13,052	1,933	2,048
Interest cost	18,304	14,797	1,670	1,656
Participant contributions	—	—	83	90
Plan amendments	—	—	186	50
Settlements	—	—	(3,018)	(1,431)
Foreign currency exchange rate change	—	—	106	(2,676)
Actuarial (gain) loss	107,662	(20,502)	11,852	107
Benefits paid	(14,161)	(12,558)	(2,049)	(1,378)
Benefit obligation at end of year	$551,997	$425,605	$97,990	$87,227
Change in plan assets:
Beginning fair value of plan assets	$361,073	$369,234	$39,617	$37,504
Actual return on plan assets	76,700	(13,890)	707	2,370
Company contributions	25,319	18,287	3,696	3,728
Participant contributions	—	—	83	90
Settlements	—	—	(3,018)	(1,431)
Foreign currency exchange rate change	—	—	604	(1,266)
Benefits paid	(14,161)	(12,558)	(2,049)	(1,378)
Ending fair value of plan assets	$448,931	$361,073	$39,640	$39,617
Funded status at end of year	$(103,066)	$(64,532)	$(58,350)	$(47,610)
Amounts recognized in financial statements:
Noncurrent asset	$2,171	$1,544	$1,375	$748
Accrued benefit liability	(6,435)	(1,176)	(21)	(36)
Long-term pension obligations	(98,802)	(64,900)	(59,704)	(48,322)
Total amount recognized in financial statements	$(103,066)	$(64,532)	$(58,350)	$(47,610)

	United States		International
	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$178,390	$130,788	$33,826	$23,304
Prior service credit	(100)	(161)	(2,342)	(2,844)
Accumulated other comprehensive loss	$178,290	$130,627	$31,484	$20,460
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$13,591	$6,221	$2,945	$1,700
Amortization of prior service credit	(84)	(61)	(288)	(302)
Total	$13,507	$6,160	$2,657	$1,398

The following table summarizes the changes in accumulated other comprehensive loss:

	United States		International
	2019	2018	2019	2018
Balance at beginning of year	$130,627	$124,733	$20,460	$23,855
Net (gain) loss arising during the year	54,304	15,351	12,737	(752)
Prior service cost arising during the year	—	—	186	50
Net gain recognized during the year	(6,702)	(9,479)	(1,696)	(2,115)
Prior service credit recognized during the year	61	22	303	316
Settlement loss	—	—	(470)	(252)
Exchange rate effect during the year	—	—	(36)	(642)
Balance at end of year	$178,290	$130,627	$31,484	$20,460

Nordson Corporation 47

Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2019	2018	2019	2018
For all plans:
Accumulated benefit obligation	$513,861	$403,590	$83,439	$74,690
For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	491,816	373,531	86,534	46,292
Accumulated benefit obligation	453,681	351,516	73,293	42,363
Fair value of plan assets	386,580	307,455	27,769	5,355

Net periodic pension costs include the following components:

	United States			International
	2019	2018	2017	2019	2018	2017
Service cost	$14,587	$13,052	$11,992	$1,933	$2,048	$2,343
Interest cost	18,304	14,797	13,308	1,670	1,656	1,572
Expected return on plan assets	(23,341)	(21,964)	(20,784)	(1,592)	(1,512)	(1,338)
Amortization of prior service cost (credit)	(61)	(22)	44	(303)	(316)	(302)
Amortization of net actuarial loss	6,702	9,479	9,537	1,696	2,115	2,605
Settlement loss	—	—	648	470	252	363
Total benefit cost	$16,191	$15,342	$14,745	$3,874	$4,243	$5,243

Net periodic pension cost for 2019, 2018 and 2017 included a settlement loss of $470, $252 and $1,011, respectively, due to lump sum retirement payments.

The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.25%	4.53%	3.80%	1.26%	2.14%	2.07%
Rate of compensation increase	4.00	3.90	3.61	3.12	3.12	3.13
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	4.53	3.80	3.94	2.14	2.07	1.86
Discount rate - service cost	4.70	4.01	4.31	1.82	1.76	1.55
Discount rate - interest cost	4.15	3.31	3.20	1.90	1.83	1.66
Expected return on plan assets	6.00	6.00	6.25	3.96	3.91	3.51
Rate of compensation increase	3.90	3.61	3.61	3.12	3.13	3.12

The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2019, 2018, and 2017 are due to changes in yields for these types of investments as a result of the economic environment.

In determining the expected return on plan assets using the calculated value of plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and other professionals in developing appropriate return assumptions. The rate of compensation increase is based on management’s estimates using historical experience and expected increases in rates.

Nordson Corporation 48

Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10 percent of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.

The allocation of pension plan assets as of October 31, 2019 and 2018 is as follows:

	United States		International
	2019	2018	2019	2018
Asset Category
Equity securities	11%	13%	—%	—%
Debt securities	53	50	—	—
Insurance contracts	—	—	54	55
Pooled investment funds	35	36	45	44
Other	1	1	1	1
Total	100%	100%	100%	100%

Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Our United States plans comprise 92 percent of the worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2019, the target in “return-seeking assets” is 30 percent and 70 percent in fixed income. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.

Nordson Corporation 49

Our international plans comprise 8 percent of the worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.

The fair values of our pension plan assets at October 31, 2019 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,208	$1,208	$—	$—	$441	$441	$—	$—
Money market funds	5,566	5,566	—	—	—	—	—	—
Equity securities:
Basic materials	2,318	2,318	—	—	—	—	—	—
Consumer goods	4,412	4,412	—	—	—	—	—	—
Financial	6,120	6,120	—	—	—	—	—	—
Healthcare	4,460	4,460	—	—	—	—	—	—
Industrial goods	3,152	3,152	—	—	—	—	—	—
Technology	5,064	5,064	—	—	—	—	—	—
Utilities	937	937	—	—	—	—	—	—
Mutual funds	19,674	19,674	—	—	—	—	—	—
Fixed income securities:
U.S. Government	83,025	13,094	69,931	—	—	—	—	—
Corporate	151,607	—	151,607	—	—	—	—	—
Other	5,051	—	5,051	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	21,245	—	—	21,245
Other	1,101	1,101	—	—	—	—	—	—
Total investments in the fair value hierarchy	$293,695	$67,106	$226,589	$—	$21,686	$441	$—	$21,245

Investments measured at Net Asset Value:
Real estate collective funds	33,917				—
Pooled investment funds	121,319				17,954

Total Investments at Fair Value	$448,931				$39,640

Nordson Corporation 50

The fair values of our pension plan assets at October 31, 2018 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,083	$1,083	$—	$—	$528	$528	$—	$—
Money market funds	1,620	1,620	—	—	—	—	—	—
Equity securities:
Basic materials	2,763	2,763	—	—	—	—	—	—
Consumer goods	3,703	3,703	—	—	—	—	—	—
Financial	5,306	5,306	—	—	—	—	—	—
Healthcare	4,179	4,179	—	—	—	—	—	—
Industrial goods	2,516	2,516	—	—	—	—	—	—
Technology	4,690	4,690	—	—	—	—	—	—
Utilities	732	732	—	—	—	—	—	—
Mutual funds	21,987	21,987	—	—	—	—	—	—
Fixed income securities:
U.S. Government	50,602	10,224	40,378	—	—	—	—	—
Corporate	123,159	—	123,159	—	—	—	—	—
Other	5,589	—	5,589	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	21,645	—	—	21,645
Other	1,967	1,967	—	—	—	—	—	—
Total investments in the fair value hierarchy	$229,896	$60,770	$169,126	$—	$22,173	$528	$—	$21,645

Investments measured at Net Asset Value:
Real estate collective funds	23,109				—
Pooled investment funds	108,068				17,444

Total Investments at Fair Value	$361,073				$39,617

These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.

The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 10. Following are the valuation methodologies used to measure these assets:

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

Nordson Corporation 51

The following tables present an analysis of changes during the years ended October 31, 2019 and 2018 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2018	$21,645	$21,645
Actual return on plan assets:
Assets held, end of year	913	913
Assets sold during the period	—	—
Purchases	2,431	2,431
Sales	(4,102)	(4,102)
Foreign currency translation	358	358
Ending balance at October 31, 2019	$21,245	$21,245

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2017	$21,037	$21,037
Actual return on plan assets:
Assets held, end of year	862	862
Assets sold during the period	—	—
Purchases	2,760	2,760
Sales	(2,501)	(2,501)
Foreign currency translation	(513)	(513)
Ending balance at October 31, 2018	$21,645	$21,645

Contributions to pension plans in 2020 are estimated to be approximately $41,100.

Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2020	$22,543	$2,277
2021	18,439	3,225
2022	20,173	2,797
2023	21,760	2,852
2024	23,096	3,292
2025-2029	140,195	18,378

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

Nordson Corporation 52

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$72,010	$75,146	$512	$599
Service cost	545	709	16	20
Interest cost	2,984	2,557	19	20
Participant contributions	684	663	—	—
Foreign currency exchange rate change	—	—	(1)	(11)
Actuarial (gain) loss	15,101	(4,519)	(86)	(110)
Benefits paid	(2,664)	(2,546)	(6)	(6)
Benefit obligation at end of year	$88,660	$72,010	$454	$512
Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	1,980	1,883	6	6
Participant contributions	684	663	—	—
Benefits paid	(2,664)	(2,546)	(6)	(6)
Ending fair value of plan assets	$—	$—	$—	$—
Funded status at end of year	$(88,660)	$(72,010)	$(454)	$(512)
Amounts recognized in financial statements:
Accrued benefit liability	$(2,740)	$(2,360)	$(6)	$(8)
Long-term postretirement obligations	(85,920)	(69,650)	(448)	(504)
Total amount recognized in financial statements	$(88,660)	$(72,010)	$(454)	$(512)

	United States		International
	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$28,992	$14,526	$(482)	$(423)
Prior service credit	(16)	(43)	—	—
Accumulated other comprehensive (gain) loss	$28,976	$14,483	$(482)	$(423)
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$1,674	$609	$(37)	$(28)
Amortization of prior service credit	(16)	(27)	—	—
Total	$1,658	$582	$(37)	$(28)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2019	2018	2019	2018
Balance at beginning of year	$14,483	$19,982	$(423)	$(342)
Net (gain) loss arising during the year	15,101	(4,519)	(86)	(110)
Net gain (loss) recognized during the year	(634)	(1,079)	28	20
Prior service credit recognized during the year	26	99	—	—
Exchange rate effect during the year	—	—	(1)	9
Balance at end of year	$28,976	$14,483	$(482)	$(423)

Nordson Corporation 53

Net postretirement benefit costs include the following components:

	United States			International
	2019	2018	2017	2019	2018	2017
Service cost	$545	$709	$722	$16	$20	$20
Interest cost	2,984	2,557	2,337	19	20	20
Amortization of prior service credit	(26)	(99)	(164)	—	—	—
Amortization of net actuarial (gain) loss	634	1,079	874	(28)	(20)	(17)
Total benefit cost	$4,137	$4,246	$3,769	$7	$20	$23

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.27%	4.56%	3.86%	3.03%	3.88%	3.52%
Health care cost trend rate	3.62	3.75	3.70	4.00	6.35	6.50
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	3.24	3.27	3.23	4.05	3.50	3.50
Year the rate reaches the ultimate trend rate	2026	2026	2026	2040	2037	2037
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	4.56%	3.86%	4.03%	3.88%	3.52%	3.40%
Discount rate - service cost	4.77	4.11	4.48	3.90	3.54	3.56
Discount rate - interest cost	4.18	3.39	3.27	3.80	3.40	3.20

The weighted average health care trend rates reflect expected increases in the Company’s portion of the obligation.

Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10 percent of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.

A one-percentage point change in the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Health care trend rate:
Effect on total net postretirement benefit cost components in 2019	$494	$(400)	$9	$(7)
Effect on postretirement obligation as of October 31, 2019	$11,984	$(9,800)	$108	$(84)

Contributions to postretirement plans in 2020 are estimated to be approximately $2,800.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2020	$2,747	$6
2021	2,990	6
2022	3,230	6
2023	3,505	6
2024	3,769	6
2025-2029	21,330	46

Nordson Corporation 54

Note 7 — Income taxes

Income tax expense includes the following:

	2019	2018	2017
Current:
U.S. federal	$40,012	$39,837	$54,878
State and local	3,429	1,734	3,731
Foreign	51,590	63,522	66,352
Total current	95,031	105,093	124,961
Deferred:
U.S. federal	1,470	(32,829)	3,596
State and local	633	891	1,164
Foreign	(3,121)	(2,011)	(5,232)
Total deferred	(1,018)	(33,949)	(472)
	$94,013	$71,144	$124,489

Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $222,435 $192,643 and $181,840 in 2019, 2018 and 2017, respectively.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act ("the Act") was enacted.  It reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent.  We have an October 31 fiscal year end, therefore the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.34 percent for our fiscal year ended October 31, 2018, and 21.00 percent for subsequent fiscal years.  The statutory tax rate of 21.00 percent was applied to earnings in the current year.

Our income tax provision for 2018 included a provisional tax benefit of $49,082 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $27,618 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $21,464 in income tax expense for 2018.

Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, our provisional accounting for the effects of the Act was complete. As a result, during 2019, and within the one year measurement period provided by SAB 118, we recorded tax expense of $4,866 to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalizations of estimates. We are paying the transition tax in installments over the eight-year period allowable under the Act. The remaining transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2019.

Other provisions of the Act became effective for us in 2019. The Foreign-Derived Intangible Income provision generates a deduction against our U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires us to subject to U.S. taxation a portion of our foreign subsidiary earnings that exceed an allowable return. We elected to treat any GILTI inclusion as a period expense in the year incurred.

Nordson Corporation 55

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2019	2018	2017
Statutory federal income tax rate	21.00%	23.34%	35.00%
Transition tax	1.46	6.16	—
Tax rate change deferred tax remeasurement	—	(10.94)	—
Share-based and other compensation	(0.55)	(1.45)	—
Domestic production deduction	—	(0.82)	(1.48)
Foreign tax rate variances, net of foreign tax credits	1.16	(0.46)	(4.69)
State and local taxes, net of federal income tax benefit	0.74	0.45	0.76
Amounts related to prior years	(0.55)	(0.21)	0.03
Foreign-Derived Intangible Income Deduction	(1.51)	—	—
Global Intangible Low-Taxed Income net of foreign tax credits	0.85	—	—
Other – net	(0.79)	(0.21)	—
Effective tax rate	21.81%	15.86%	29.62%

Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $208,669, $255,877 and $238,451 in 2019, 2018 and 2017, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,101,736 and $1,088,183 at October 31, 2019 and 2018, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, US state and local taxes and currency translation considerations.

At October 31, 2019 and 2018, total unrecognized tax benefits were $2,909 and $2,891, respectively. The amounts that, if recognized, would impact the effective tax rate were $2,429 and $2,411 at October 31, 2019 and 2018, respectively. During 2019, unrecognized tax benefits related primarily to foreign positions and, as recognized, a portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Balance at beginning of year	$2,891	$3,781	$3,336
Additions based on tax positions related to the current year	370	310	529
Additions for tax positions of prior years	547	40	621
Reductions for tax positions of prior years	—	(120)	(150)
Lapse of statute of limitations	(899)	(1,120)	(555)
Balance at end of year	$2,909	$2,891	$3,781

At October 31, 2019 and 2018, we had accrued interest and penalty expense related to unrecognized tax benefits of $593 and $538, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).

We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2016 through 2019 tax years; tax years prior to the 2016 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2013. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.

Nordson Corporation 56

Significant components of deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Employee benefits	$73,025	$56,622
Other accruals not currently deductible for taxes	16,294	18,186
Tax credit and loss carryforwards	18,074	16,652
Inventory adjustments	5,269	4,451
Total deferred tax assets	112,662	95,911
Valuation allowance	(15,301)	(14,862)
Total deferred tax assets	97,361	81,049
Deferred tax liabilities:
Depreciation and amortization	169,009	171,304
Other - net	655	669
Total deferred tax liabilities	169,664	171,973
Net deferred tax liabilities	$(72,303)	$(90,924)

At October 31, 2019, we had $8,132 of tax credit carryforwards, $1,424 of which expires in 2028-2029 and $6,708 of which has an indefinite carryforward period. We also had $169 Federal, $61,136 state, $18,435 foreign operating loss carryforwards, and a $20,149 capital loss carryforward, of which $84,464 will expire in 2020 through 2039, and $15,425 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $439 in 2019 and a decrease of $29 in 2018. The valuation allowance of $15,301 at October 31, 2019, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.

Note 8 — Notes payable

Bank lines of credit and notes payable are summarized as follows:

	2019	2018
Maximum borrowings available under bank lines of credit (all foreign banks)	$79,930	$76,151
Outstanding borrowings / notes payable (all foreign bank debt)	—	—
Weighted-average interest rate on notes payable	—	—
Unused bank lines of credit	$79,930	$76,151

Note 9 — Long-term debt

A summary of long-term debt is as follows:

	2019	2018
Revolving credit agreement, due 2024	$—	$52,200
Senior notes, due 2020-2025	140,800	156,700
Senior notes, due 2020-2027	92,857	100,000
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2020-2024	505,000	605,000
Euro loan, due 2021	128,219	16,967
Private shelf facility, due 2020	30,556	36,111
Development loans, due 2019-2026	951	1,086
	1,248,383	1,318,064
Less current maturities	168,738	28,734
Less unamortized debt issuance costs	4,241	3,973
Long-term maturities	$1,075,404	$1,285,357

Nordson Corporation 57

Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At October 31, 2019, we had no balances outstanding under this facility, compared to $52,200 outstanding at October 31, 2018. We were in compliance with all covenants at October 31, 2019, and the amount we could borrow under the facility would not have been limited by any debt covenants.

Senior notes, due 2020-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 2.76 years. The weighted-average interest rate at October 31, 2019 was 3.05 percent.

Senior notes, due 2020-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 4.59 years. The weighted-average interest rate at October 31, 2019 was 3.05 percent.

Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered in 2018 with a group of insurance companies had a remaining weighted-average life of 6.05 years. The weighted-average interest rate at October 31, 2019 was 3.90 percent.

Term loan, due 2020-2024 —  In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. The Term Loan Agreement provides for the following term loans due in three tranches. $100,000 is due in March 2020, $200,000 is due in September 2022, and $305,000 is due in March 2024 . The weighted average interest rate for borrowings under this agreement was 2.52 percent at October 31, 2019.  For the portion that is due in March 2024, $100,000 of this term loan facility was paid down in 2019. We were in compliance with all covenants at October 31, 2019.

Euro loan, due 2021 — In October 2018, we entered into a €150,000 unsecured Term Loan Agreement with Bank of America Merrill Lynch International Limited. The interest rate is variable based upon the EUR LIBOR rate. The weighted average interest rate at October 31, 2019 was 1.00 percent.

Private shelf facility — In 2011, we entered into a $150,000 three-year Private Shelf Note agreement with New York Life Investment Management LLC (NYLIM). The amount of the facility was increased to $180,000 in 2015, and then increased to $200,000 in 2016. Borrowings under the agreement may be for up to 12 years and are unsecured. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2019, the amount outstanding under this facility was at fixed rates of 2.21 percent and 2.56 percent.

Development loans, due 2019-2026 — These fixed-rate loans with the State of Ohio and Cuyahoga County, Ohio were issued in 2011 in connection with the construction of our corporate headquarters building and are payable in monthly installments over 15 years beginning in 2011. The interest rate on the State of Ohio loan is 3.00 percent, and the interest rate on the Cuyahoga County loan is 3.50 percent.

Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2019, are as follows: $168,738 in 2020; $166,406 in 2021; $230,791 in 2022; $130,796 in 2023 and $315,801 in 2024.

Note 10 — Leases

We have lease commitments expiring at various dates, principally for manufacturing, warehouse and office space, automobiles and office equipment. Many leases contain renewal options and some contain purchase options and residual guarantees.

Rent expense for all operating leases was approximately $22,061, $19,131 and $17,938 in 2019, 2018 and 2017, respectively.

Amortization of assets recorded under capital leases is recorded in depreciation expense.

Assets held under capitalized leases and included in property, plant and equipment are as follows:

	2019	2018
Transportation equipment	$21,602	$18,226
Other	7,926	7,892
Total capitalized leases	29,528	26,118
Accumulated amortization	(14,940)	(12,956)
Net capitalized leases	$14,588	$13,162

Nordson Corporation 58

At October 31, 2019, future minimum lease payments under non-cancelable capitalized (which include executory and interest costs) and operating leases are as follows:

	Capitalized Leases	Operating Leases
Year:
2020	$5,685	$20,194
2021	3,832	17,579
2022	1,893	16,238
2023	952	13,540
2024	647	11,925
Later years	3,562	60,672
Total minimum lease payments	$16,571	$140,148

Note 11 — Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

October 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,042	$—	$5,042	$—
Total assets at fair value	$5,042	$—	$5,042	$—
Liabilities:
Deferred compensation plans (b)	$11,850	$—	$11,850	$—
Foreign currency forward contracts (a)	2,381	—	2,381	—
Total liabilities at fair value	$14,231	$—	$14,231	$—

October 31, 2018	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$6,428	$—	$6,428	$—
Total assets at fair value	$6,428	$—	$6,428	$—
Liabilities:
Deferred compensation plans (b)	$11,018	$—	$11,018	$—
Foreign currency forward contracts (a)	9,289	—	9,289	—
Total liabilities at fair value	$20,307	$—	$20,307	$—

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

Nordson Corporation 59

The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables, and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	1,244,142	1,278,142	1,314,091	1,293,899

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

Note 12 — Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2019, we recognized net gains of $2,373 on foreign currency forward contracts and net losses of $2,231 from the change in fair value of balance sheet positions. In 2018, we recognized net losses of $3,151 on foreign currency forward contracts and net gains of $4,284 from the change in fair value of balance sheet positions.  In 2017, we recognized net gains of $329 on foreign currency forward contracts and net losses of $1,015 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the contracts outstanding at October 31, 2019 and 2018:

	Notional Amounts
	Sell	Buy
October 31, 2019 contract amounts:
Euro	$264,661	$107,598
Pound sterling	32,600	48,867
Japanese yen	29,397	51,217
Australian dollar	168	7,767
Hong Kong dollar	189	135,862
Singapore dollar	1,108	15,684
Others	4,485	66,349
Total	$332,608	$433,344
October 31, 2018 contract amounts:
Euro	$323,571	$184,170
Pound sterling	23,879	60,007
Japanese yen	25,408	46,671
Australian dollar	178	7,912
Hong Kong dollar	—	112,414
Singapore dollar	604	14,092
Others	4,730	57,546
Total	$378,370	$482,812

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2019 and 2018, there were no significant concentrations of credit risk.

Nordson Corporation 60

Note 13 — Capital shares

Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2019, 2018 or 2017.

Common — We have 160,000 authorized common shares without par value. At October 31, 2019 and 2018, there were 98,023 common shares issued. At October 31, 2019 and 2018, the number of outstanding common shares, net of treasury shares, was 57,600 and 58,037, respectively.

Common shares repurchased as part of publicly announced programs during 2019, 2018 and 2017 were as follows:

	Number	Total	Average
Year	of Shares	Amount	per Share
2019	949	$114,790	$121.01
2018	145	$18,939	$130.21
2017	—	$—	$—

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

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $10,067, $9,964 and $9,326 for 2019, 2018 and 2017, respectively.

The following table summarizes activity related to stock options during 2019:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2018	1,885	$85.33
Granted	348	$124.89
Exercised	(416)	$62.51
Forfeited or expired	(30)	$121.60
Outstanding at October 31, 2019	1,787	$97.74	$105,567	6.6 years
Expected to vest	873	$115.26	$36,255	8.0 years
Exercisable at October 31, 2019	902	$80.42	$68,915	5.3 years

Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$43 - $62	$63 - $81	$82 - $129
Number outstanding	160	638	989
Weighted-average remaining contractual life, in years	2.6	5.4	8.1
Weighted-average exercise price	$55.20	$73.48	$120.26
Number exercisable	160	527	215
Weighted-average exercise price	$55.20	$74.03	$114.72

Nordson Corporation 61

As of October 31, 2019, there was $7,904 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.5 years.

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

	2019	2018	2017
Expected volatility	24.1%-24.5%	24.0%-26.7%	26.0%-29.2%
Expected dividend yield	1.04%	0.97%	0.91%-1.17%
Risk-free interest rate	2.84%-2.95%	2.09%-2.20%	1.89%-2.06%
Expected life of the option (in years)	5.3-6.2	5.4-6.2	5.4-6.2

The weighted-average expected volatility used to value options granted in 2019, 2018 and 2017 was 24.3 percent, 25.0 percent and 29.1 percent, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during 2019, 2018 and 2017 was $31.74, $31.42 and $28.86, respectively.

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $31,881, $35,696 and $22,317, respectively.

Cash received from the exercise of stock options for 2019, 2018 and 2017 was $26,020, $18,811 and $14,086, respectively.

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

The following table summarizes activity related to restricted shares during 2019:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2018	53	$108.82
Granted	41	$131.30
Forfeited	(2)	$111.75
Vested	(26)	$97.84
Restricted at October 31, 2019	66	$126.83

Nordson Corporation 62

As of October 31, 2019, there was $4,579 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.6 years. The amount charged to expense related to restricted shares was $3,608, $2,610 and $2,127 in 2019, 2018 and 2017, respectively. These amounts included common share dividends of $84, $70, and $64 in 2019, 2018 and 2017, respectively.

The following table summarizes activity related to restricted share units in 2019:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2018	—	$—
Granted	8	$126.83
Vested	(8)	$126.83
Restricted share units at October 31, 2019	—	$—

As of October 31, 2019, there was no remaining expense to be recognized related to outstanding restricted share units. The amount charged to expense related to restricted share units during 2019 was $1,052, and was $1,011 for both 2018 and 2017, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during 2019:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2018	107	$51.24
Restricted stock units vested	5	$126.89
Dividend equivalents	2	$132.49
Outstanding at October 31, 2019	114	$55.52

The amount charged to expense related to director deferred compensation was $154, $127 and $106 in 2019, 2018 and 2017, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $120.12 and $138.53 for 2019, $123.45 and $138.53 for 2018, and $103.75, $104.49 and $138.53 for 2017. The amounts charged to expense for executive officers and selected other key employees in 2019, 2018 and 2017 were $2,989, $7,635 and $7,398, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2019, and 2018 was $10,459 and $14,757, respectively.

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $300, $273 and $264 for 2019, 2018 and 2017, respectively.

Shares reserved for future issuance — At October 31, 2019, there were 2,460 of common shares reserved for future issuance through the exercise of outstanding options or rights.

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

No single customer accounted for 10 percent or more of sales in 2019, 2018 or 2017.

The following table presents information about our reportable segments:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Corporate		Total
Year ended October 31, 2019
Net external sales	$950,917	$985,850	$257,459	$—		$2,194,226
Depreciation and amortization	32,401	62,836	5,932	9,075		110,244
Operating profit (loss)	275,216	205,609	53,838	(51,550)		483,113
Identifiable assets (b)	839,997	1,740,259	157,463	782,188	(a)	3,519,907
Expenditures for long-lived assets	26,005	26,010	4,395	7,834		64,244
Year ended October 31, 2018
Net external sales	$955,192	$1,039,366	$260,110	$—		$2,254,668
Depreciation and amortization	31,597	62,594	6,166	8,050		108,407
Operating profit (loss)	262,627	244,880	52,421	(57,349)		502,579
Identifiable assets (b)	829,696	1,713,404	122,088	763,734	(a)	3,428,922
Expenditures for long-lived assets	46,911	16,205	8,546	18,128		89,790
Year ended October 31, 2017
Net external sales	$916,019	$897,623	$253,340	$—		$2,066,982
Depreciation and amortization	29,118	49,535	5,559	6,642		90,854
Operating profit (loss)	256,812	229,611	45,528	(65,549)		466,402
Identifiable assets (b)	794,699	1,718,844	120,458	790,940	(a)	3,424,941
Expenditures for long-lived assets	35,310	21,135	9,108	6,005		71,558

(a)	Corporate assets are principally cash and cash equivalents, deferred income taxes, capital leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets.
(b)

Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.

Nordson Corporation 64

We have significant sales and long-lived assets in the following geographic areas:

	2019	2018	2017
Net external sales
United States	$758,383	$720,832	$647,657
Americas	167,661	158,837	147,026
Europe	571,596	622,108	530,812
Japan	126,756	161,771	147,189
Asia Pacific	569,830	591,120	594,298
Total net external sales	$2,194,226	$2,254,668	$2,066,982
Long-lived assets
United States	$286,894	$279,437	$266,921
Americas	1,948	2,158	2,322
Europe	44,041	41,663	39,102
Japan	6,169	5,492	5,594
Asia Pacific	59,843	57,916	32,472
Total long-lived assets	$398,895	$386,666	$346,411

A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

	2019	2018	2017
Total profit for reportable segments	$483,113	$502,579	$466,402
Interest expense	(47,145)	(49,576)	(36,601)
Interest and investment income	1,844	1,384	1,124
Other-net	(6,708)	(5,868)	(10,634)
Income before income taxes	$431,104	$448,519	$420,291

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2019	2018	2017
Total assets for reportable segments	$3,519,907	$3,428,922	$3,424,941
Customer advance payments	41,131	38,997	34,654
Eliminations	(44,591)	(46,907)	(45,056)
Total consolidated assets	$3,516,447	$3,421,012	$3,414,539

Note 16 — Supplemental information for the statement of cash flows

	2019	2018	2017
Cash operating activities:
Interest paid	$50,578	$42,305	$36,450
Income taxes paid	104,326	87,879	118,096

Nordson Corporation 65

Note 17 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2019:
Sales	$497,910	$551,119	$559,746	$585,451
Gross margin	268,976	301,529	302,623	318,975
Net income	48,567	91,923	93,928	102,673
Earnings per share:
Basic	0.84	1.60	1.64	1.79
Diluted	0.83	1.58	1.62	1.76
2018:
Sales	$550,424	$553,706	$581,243	$569,295
Gross margin	300,973	307,015	320,476	307,864
Net income	104,555	91,235	94,884	86,702
Earnings per share:
Basic	1.81	1.57	1.63	1.49
Diluted	1.78	1.55	1.61	1.47

The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods. The sum of other amounts for the four quarters may not always equal the annual amounts due to rounding.

During the first quarter of 2019, we recorded a discrete tax expense of $4,866 related to the Act. During the first quarter of 2018, we recorded discrete items to income tax expense as a result of the Act. Refer to Note 7 for additional information.

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

Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2019.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2019.

The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2019. Their report is included herein.

/s/ Sundaram Nagarajan	/s/ Gregory A. Thaxton
President and	Executive Vice President, Chief Financial Officer
Chief Executive Officer	December 13, 2019
December 13, 2019

Nordson Corporation 67

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nordson Corporation

Opinion on Internal Control over Financial Reporting

We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders‘ equity and cash flows, for each of the three years in the period ended October 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 13, 2019 expressed an unqualified opinion thereon.

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

December 13, 2019

Nordson Corporation 68

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nordson Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 13, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Nordson Corporation 69

Valuation of Goodwill
Description of the Matter

At October 31, 2019, the Company had $1,614,739 thousand of goodwill. As discussed in Note 5 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets.  The Company performed a quantitative impairment test for all reporting units in fiscal 2019.  As part of the quantitative impairment test, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Auditing management’s annual goodwill impairment assessment relating to goodwill was complex due to the use of valuation methodologies in the determination of the estimated fair values of the reporting units. These fair value estimates are impacted by significant assumptions such as the selection of comparable guideline companies and the related valuation multiples, as well as discount rates, revenue growth rates, and operating margins which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process whereby the Company develops significant assumptions that are used as inputs to the annual goodwill impairment test.  This included controls over management's review of the valuation model and the significant assumptions, described above.

To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the methodologies, testing the significant assumptions, and testing the completeness and accuracy of the underlying data. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.   We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956.

Cleveland, Ohio

December 13, 2019

Nordson Corporation 70

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2019. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2019 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)

Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Nordson Corporation 71

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the captions “Election of Directors Whose Terms Expire in 2023” and “Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders. Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption “Committees of the Board of Directors” of our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Information about Our Executive Officers.”

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

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation for Fiscal Year 2019,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2019,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Benefits Upon Termination” and “CEO Pay Ratio” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Equity Compensation Table

The following table sets forth information regarding equity compensation plans in effect as of October 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column)
Equity compensation plans approved by security holders	1,787	$97.74	1,888
Equity compensation plans not approved by security holders	—	—	—
Total	1,787	$97.74	1,888

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the captions “Director Independence” and “Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the caption “Fees Paid to Ernst & Young LLP” and the caption “Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Nordson Corporation 72

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following are filed as part of this report:

(a) 1. Financial Statements

The following financial statements are included in Part II, Item 8:

Consolidated Statements of Income for each of the three years in the period ended October 31, 2019

Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2019

Consolidated Balance Sheets as of October 31, 2019 and October 31, 2018

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2019

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2019

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2019.

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

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-b	1998 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a	Description of Nordson Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4-b

Amended and Restated Note Purchase and Private Shelf Agreement for $200 million between Nordson Corporation and New York Life Investment Management LLC dated as of September 30, 2016 (incorporated herein by reference to Exhibit 4-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

4-e

Master Note Purchase Agreement dated July 26, 2012 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4-e to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018).

4-h

Third Amended and Restated Credit Agreement dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and KeyBank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated May 6, 2019)**

4-j

Master Note Purchase Agreement dated July 28, 2015 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015)

4-k

Amended and Restated Term Loan Agreement, dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 6, 2019)**

4-l

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

First Amendment to the Nordson Corporation 2005 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)*

10-c

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
10-d-1

First Amendment to Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018)*

10-d-3

Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-d-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-e-1

First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year-ended October 29, 2000)*

10-e-2

Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018)*

10-e-3

Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-e-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-1

Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10-g-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-2	Nordson Corporation Amended and Restated 2012 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2018)*
10-g-3

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award - Key Employees (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-4

Nordson Corporation 2012 Stock Incentive and Award Plan, Form of Notice of Award - Executive Officers (as amended November 24, 2014) (incorporated herein by reference to Exhibit 10-g-4 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-5

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-6

Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-g-7

Amended and Restated Nordson Corporation Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-7 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)*

10-h

Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)*

10-h-1

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

Employment Agreement between Nordson Corporation and Michael F. Hilton (incorporated herein by reference to Exhibit 10-m to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2015)*

10-m-1

Amendment to Employment Agreement, dated June 10, 2019, between Nordson Corporation and Michael F. Hilton (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 14, 2019)*

10-n

Employment Agreement (Change in Control Retention Agreement) between Nordson Corporation and Michael F. Hilton (incorporated herein by reference to Exhibit 10-n to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2015)*

10-o

Supplemental Retirement Agreement between Nordson Corporation and Michael F. Hilton (incorporated herein by reference to Exhibit 10-o to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

Nordson Corporation 75

NORDSON CORPORATION

Index to Exhibits

(Item 15(a) (3))

Exhibit Number	Description
10-p

Employment Agreement, effective as of August 1, 2019, between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 14, 2019)*

10-q	Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated June 14, 2019)*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
101

The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2019, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2019, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets at October 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2019, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.
**

Schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Registrant will provide a copy of any omitted schedule to the Securities and Exchange Commission or its staff upon request.

Nordson Corporation 76

Item 16. Form 10-K Summary

None.

Nordson Corporation 77

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 13, 2019	By:	/s/ Gregory A. Thaxton
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

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 13, 2019
Sundaram Nagarajan

/s/ Michael F. Hilton	Director, Senior Advisor to the Company	December 13, 2019
Michael F. Hilton
/s/ Gregory A. Thaxton	Executive Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 13, 2019
Gregory A. Thaxton

/s/ Michael J. Merriman, Jr.	Chairman of the Board	December 13, 2019
Michael J. Merriman, Jr.

/s/ Lee C. Banks	Director	December 13, 2019
Lee C. Banks

/s/ Randolph W. Carson	Director	December 13, 2019
Randolph W. Carson

/s/ Arthur L. George, Jr.	Director	December 13, 2019
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 13, 2019
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 13, 2019
Ginger M. Jones

/s/ Joseph P. Keithley	Director	December 13, 2019
Joseph P. Keithley

/s/ Mary G. Puma	Director	December 13, 2019
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 13, 2019
Victor L. Richey, Jr.

Nordson Corporation 79

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at				Balance
	Beginning	Charged to		Currency	at End
	of Year	Expense	Deductions	Effects	of Year
Allowance for Doubtful Accounts
2017	$5,535	4,030	349	575	$9,791
2018	$9,791	1,185	1,189	(207)	$9,580
2019	$9,580	2,254	1,840	(193)	$9,801
Inventory Obsolescence and Other Reserves
2017	$29,324	8,888	4,530	(542)	$33,140
2018	$33,140	13,041	8,930	294	$37,545
2019	$37,545	10,623	8,720	(71)	$39,377

Nordson Corporation 80