Form 10-Q
period 2020-01-31
NORDSON CORP
filed 2020-03-05
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 29, 2020:  57,858,486

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
	January 31, 2020	January 31, 2019
(In thousands, except for per share data)
Sales	$494,916	$497,910
Operating costs and expenses:
Cost of sales	231,722	228,934
Selling and administrative expenses	188,101	184,695
	419,823	413,629
Operating profit	75,093	84,281
Other income (expense):
Interest expense	(9,740)	(12,365)
Interest and investment income	588	316
Other - net	(2,846)	(4,189)
	(11,998)	(16,238)
Income before income taxes	63,095	68,043
Income taxes	11,091	19,476
Net income	$52,004	$48,567
Average common shares	57,668	57,702
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	856	670
Average common shares and common share equivalents	58,524	58,372
Basic earnings per share	$0.90	$0.84
Diluted earnings per share	$0.89	$0.83

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	January 31, 2020	January 31, 2019
(In thousands)
Net income	$52,004	$48,567
Components of other comprehensive income:
Foreign currency translation adjustments	2,793	16,463
Amortization of prior service cost and net actuarial losses, net of tax	3,229	1,352
Total other comprehensive income	6,022	17,815
Total comprehensive income	$58,026	$66,382

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	January 31, 2020	October 31, 2019
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$115,097	$151,164
Receivables - net	471,626	530,765
Inventories - net	294,768	283,399
Prepaid expenses and other current assets	48,833	45,867
Total current assets	930,324	1,011,195
Property, plant and equipment - net	400,636	398,895
Operating right of use lease assets	130,060	—
Goodwill	1,613,866	1,614,739
Intangible assets - net	431,531	445,575
Deferred income taxes	11,153	11,261
Other assets	33,297	34,782
Total assets	$3,550,867	$3,516,447
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$78,087	$85,139
Income taxes payable	14,089	15,601
Accrued liabilities	135,443	161,655
Customer advanced payments	47,849	41,131
Current maturities of long-term debt	43,598	168,738
Operating lease liability - current	18,590	—
Finance lease liability - current	5,665	5,362
Total current liabilities	343,321	477,626
Long-term debt	1,074,314	1,075,404
Operating lease liability - noncurrent	115,682	—
Finance lease liability - noncurrent	10,086	9,513
Deferred income taxes	84,249	83,564
Pension obligations	161,099	158,506
Postretirement obligations	86,675	86,368
Other long-term liabilities	41,167	44,421
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	501,551	483,116
Retained earnings	2,776,684	2,747,650
Accumulated other comprehensive loss	(225,859)	(231,881)
Common shares in treasury, at cost	(1,430,355)	(1,430,093)
Total shareholders' equity	1,634,274	1,581,045
Total liabilities and shareholders' equity	$3,550,867	$3,516,447

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Shareholders’ Equity

	Three-Month Period Ended January 31, 2020
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	12,330	—	—	4,049	16,379
Stock-based compensation	—	6,105	—	—	—	6,105
Purchase of treasury shares (26,223 shares)	—	—	—	—	(4,311)	(4,311)
Dividends declared ($0.38 per share)	—	—	(21,915)	—	—	(21,915)
Net income	—	—	52,004	—	—	52,004
Impact of adoption of ASU 2016-02 (See Note 2)	—	—	(1,055)	—	—	(1,055)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	2,793	—	2,793
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,229	—	3,229
January 31, 2020	$12,253	$501,551	$2,776,684	$(225,859)	$(1,430,355)	$1,634,274

	Three-Month Period Ended January 31, 2019
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans	—	1,016	—	—	2,591	3,607
Stock-based compensation	—	4,359	—	—	—	4,359
Purchase of treasury shares (901,545 shares)	—	—	—	—	(107,667)	(107,667)
Dividends declared ($0.35 per share)	—	—	(20,210)	—	—	(20,210)
Net income	—	—	48,567	—	—	48,567
Impact of adoption of ASU 2014-09	—	—	4,329	—	—	4,329
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	16,463	—	16,463
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,352	—	1,352
January 31, 2019	$12,253	$451,930	$2,521,061	$(161,499)	$(1,422,204)	$1,401,541

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Three months ended	January 31, 2020	January 31, 2019
(In thousands)
Cash flows from operating activities:
Net income	$52,004	$48,567
Depreciation and amortization	28,618	27,748
Non-cash stock compensation	6,105	4,359
Deferred income taxes	(182)	(483)
Other non-cash expense	1,135	989
Loss on sale of property, plant and equipment	109	1,475
Changes in operating assets and liabilities	28,486	(25,808)
Net cash provided by operating activities	116,275	56,847
Cash flows from investing activities:
Additions to property, plant and equipment	(13,881)	(14,121)
Proceeds from sale of property, plant and equipment	65	260
Acquisition of businesses, net of cash acquired	—	(14)
Net cash used in investing activities	(13,816)	(13,875)
Cash flows from financing activities:
Proceeds from long-term debt	—	70,489
Repayment of long-term debt	(125,951)	(34)
Repayment of finance lease obligations	(2,421)	(1,481)
Issuance of common shares	16,379	3,606
Purchase of treasury shares	(4,311)	(107,667)
Dividends paid	(21,915)	(20,210)
Net cash used in financing activities	(138,219)	(55,297)

Effect of exchange rate changes on cash	(307)	2,193
Decrease in cash and cash equivalents	(36,067)	(10,132)
Cash and cash equivalents:
Beginning of year	151,164	95,678
End of period	$115,097	$85,546

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2020

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2019. Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

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

Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied.  Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of January 31, 2020 and 2019 were not material.

However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Systems segment, revenue for these contracts is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.

As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at January 31, 2020 and October 31, 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.

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

Nordson Corporation

We offer assurance type warranties on our products as well as separately sold warranty contracts.  Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.

Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or not material.

We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources.  Refer to Note 11 for details on our operating segments.

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the calculation of diluted earnings per share for the three months ended January 31, 2020. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2019 were 704.
2.	Recently issued accounting standards

New accounting guidance adopted:

On November 1, 2019, we adopted ASU 2016-02, Accounting Standards Codification (ASC) 842, “Leases.” This standard requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than 12 months. We elected to use the transition option, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We elected the practical expedient package related to the identification of leases in contracts, lease classification, and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we have not reassessed such conclusions, we did not adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated, to separate non-lease components within our lease portfolios, or whether a purchase option will be exercised.  There was not a material cumulative-effect adjustment to our beginning retained earnings for the adoption of this standard.  We recognized operating right-of-use assets and lease liabilities in our Consolidated Balance Sheet of $130,583 and $134,853 as of November 1, 2019, respectively, and recognized operating right-of-use assets and lease liabilities of $130,059 and $134,271 as of January 31, 2020, respectively.  Adoption of the new standard did not have a material impact on our Consolidated Statements of Income and Cash Flows.  Refer to Note 14 for further discussion of leases.

New accounting guidance issued and not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” a new standard that changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable.  We will be required to use a current expected credit loss model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables.  The standard does not prescribe a specific method to make an estimate so the application will require judgment and should consider historical information, current information, and reasonable and supportable forecasts, and includes estimates of prepayment.  This guidance will become effective for us on November 1, 2020. We are currently assessing the impact this standard will have on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” a new standard which removes, modifies, and adds certain disclosure requirements on fair value measurements.  The guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.  In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The guidance adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value

Nordson Corporation

measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  It will be effective for us beginning November 1, 2020.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20),” a new standard which addresses defined benefit plans.  The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net period benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligations for postretirement health care benefits.  A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  Additionally, the standard clarifies disclosure requirement surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  It will be effective for us beginning November 1, 2021.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40),” a new standard which makes a number of changes meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It will be effective for us beginning November 1, 2020.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740.  The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance.  It will be effective for us beginning November 1, 2021.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis.  We are currently assessing the impact of this standard on our Consolidated Financial Statements.

3.	Acquisitions

Business acquisitions have been accounted for using the acquisition method, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statements of Income.

2019 acquisition

On July 1, 2019, we purchased certain assets of Optical Control GmbH & Co. KG (“Optical”), a Nuremberg, Germany designer and developer of high speed, fully automatic counting systems utilizing x-ray technology. This transaction was not material to our Consolidated Financial Statements. We recorded the acquisition of Optical based on the fair value of the assets acquired and the liabilities assumed. Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Systems segment. As of January 31, 2020, the purchase price allocations remain preliminary as we complete our assessments of income taxes.

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

4.	Inventories

At January 31, 2020 and October 31, 2019, inventories consisted of the following:

	January 31, 2020	October 31, 2019
Raw materials and component parts	$104,466	$102,044
Work-in-process	47,789	42,904
Finished goods	190,770	183,973
	343,025	328,921
Obsolescence and other reserves	(41,729)	(39,377)
LIFO reserve	(6,528)	(6,145)
	$294,768	$283,399

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the three months ended January 31, 2020 by operating segment are as follows:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Total
Balance at October 31, 2019	$387,403	$1,203,278	$24,058	$1,614,739
Currency effect	(558)	(315)	—	(873)
Balance at January 31, 2020	$386,845	$1,202,963	$24,058	$1,613,866

Accumulated impairment losses, which were recorded in 2009, were $232,789 at January 31, 2020 and October 31, 2019.  Of these losses, $229,173 related to the Advanced Technology Systems segment, and $3,616 related to the Industrial Coating Systems segment.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$479,942	$183,178	$296,764
Patent/technology costs	154,849	74,792	80,057
Trade name	96,651	42,950	53,701
Non-compete agreements	11,526	10,524	1,002
Other	1,397	1,390	7
Total	$744,365	$312,834	$431,531

	October 31, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,007	$173,996	$306,011
Patent/technology costs	154,735	71,663	83,072
Trade name	96,655	41,303	55,352
Non-compete agreements	11,540	10,406	1,134
Other	1,400	1,394	6
Total	$744,337	$298,762	$445,575

Amortization expense for the three months ended January 31, 2020 and 2019 was $16,173 and $13,629, respectively.
6.	Pension and other postretirement plans

The components of net periodic pension cost for the three months ended January 31, 2020 and 2019 were:

	U.S.		International
Three Months Ended	2020	2019	2020	2019
Service cost	$5,057	$3,578	$571	$484
Interest cost	3,918	4,498	262	421
Expected return on plan assets	(6,159)	(5,804)	(330)	(400)
Amortization of prior service credit	(21)	(15)	(74)	(76)
Amortization of net actuarial loss	3,398	1,544	734	428
Total benefit cost	$6,193	$3,801	$1,163	$857

The components of other postretirement benefit cost for the three months ended January 31, 2020 and 2019 were:

	U.S.		International
Three Months Ended	2020	2019	2020	2019
Service cost	$190	$165	$4	$4
Interest cost	614	749	3	5
Amortization of prior service credit	(4)	(6)	—	—
Amortization of net actuarial (gain) loss	419	152	(9)	(7)
Total benefit cost	$1,219	$1,060	$(2)	$2

The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.

Nordson Corporation

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rates for the three months ended January 31, 2020 and January 31, 2019 were 17.6% and 28.6%, respectively.   The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to the net impact of one-time adjustments that were recorded in the prior year as a result of the enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

On December 22, 2017, the Act was enacted into law which significantly revised U.S. tax law. It reduced the U.S. federal corporate income tax rate from 35% to 21%. The statutory tax rate of 21% was applied to earnings in the current quarter.

During the three months ended January 31, 2019, a discrete tax expense of $4,866 was recorded to update the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates.

Our income tax provision included a discrete tax benefit of $2,537 and $868 due to our share-based payment transactions for the three months ended January 31, 2020 and January 31, 2019, respectively.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2019	$(53,332)	$(178,549)	$(231,881)
Amortization of prior service costs and net actuarial losses, net of tax of $(998)	—	3,229	3,229
Foreign currency translation adjustments	2,793	—	2,793
Balance at January 31, 2020	$(50,539)	$(175,320)	$(225,859)

9.	Stock-based compensation

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

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,725 and $2,531 in the three months ended January 31, 2020 and 2019, respectively.

Nordson Corporation

The following table summarizes activity related to stock options for the three months ended January 31, 2020:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2019	1,787	$97.74
Granted	367	$165.21
Exercised	(204)	$80.15
Forfeited or expired	(6)	$130.41
Outstanding at January 31, 2020	1,944	$112.22	$110,106	7.2 years
Expected to vest	851	$140.19	$24,408	8.8 years
Exercisable at January 31, 2020	1,069	$89.04	$85,294	5.8 years

As of January 31, 2020, there was $18,508 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.7 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended	January 31, 2020	January 31, 2019
Expected volatility	24.5%-25.4%	24.1%-24.5%
Expected dividend yield	0.93%-1.16%	1.04%
Risk-free interest rate	1.64%-1.69%	2.84%-2.95%
Expected life of the option (in years)	5.3-6.2	5.3-6.2

The weighted-average expected volatility used to value the 2020 and 2019 options was 25.1% and 24.3%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the three months ended January 31, 2020 and 2019 was $37.82 and $31.74, respectively.

The total intrinsic value of options exercised during the three months ended January 31, 2020 and 2019 was $17,244 and $4,621, respectively.

Cash received from the exercise of stock options for the three months ended January 31, 2020 and 2019 was $16,379 and $3,606, respectively.

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

Nordson Corporation

The following table summarizes activity related to restricted shares during the three months ended January 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2019	66	$126.83
Granted	17	$164.74
Vested	(24)	$119.15
Restricted shares at January 31, 2020	59	$140.58

As of January 31, 2020, there was $5,747 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.0 years.  The amount charged to expense related to restricted shares during the three months ended January 31, 2020 and 2019 was $1,573 and $697, respectively. These amounts included common share dividends for the three months ended January 31, 2020 and 2019 of $25 and $18, respectively.

The following table summarizes activity related to restricted share units during the three months ended January 31, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2019	—	$—
Granted	7	$160.68
Restricted share units at January 31, 2020	7	$160.68

As of January 31, 2020, there was $886 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.8 years.  The amount charged to expense related to restricted share units during each of the three months ended January 31, 2020 and 2019 was $286 and $263, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2019	114	$55.52
Dividend equivalents	—	$—
Outstanding at January 31, 2020	114	$55.77

The amount charged to expense related to director deferred compensation for the three months ended January 31, 2020 and 2019 was $44 and $37, respectively.

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

Nordson Corporation

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $160.02 for 2020, $120.12 and $138.53 for 2019, and $123.45 and $138.53 for 2018.  During the three months ended January 31, 2020 and 2019, $1,421 and $777 was charged to expense, respectively.  The cumulative amount recorded in shareholders’ equity at January 31, 2020 was $5,710.

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2020 and 2019 was $81 and $72, respectively.
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

Following is a reconciliation of the product warranty liability for the three months ended January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
Beginning balance at October 31	$11,006	$12,195
Accruals for warranties	2,954	1,999
Warranty payments	(2,551)	(2,499)
Currency effect	8	132
Ending balance	$11,417	$11,827

11.	Operating segments

We conduct business across three primary business segments:  Adhesive Dispensing Systems, Advanced Technology Systems, and Industrial Coating Systems.  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.  The accounting policies of the segments are the same as those described in Note 1, Significant Accounting Policies, of our annual report on Form 10-K for the year ended October 31, 2019.

The following table presents information about our segments:

	Adhesive Dispensing Systems	Advanced Technology Systems	Industrial Coating Systems	Corporate	Total
Three months ended
January 31, 2020
Net external sales	$207,225	$231,117	$56,574	$—	$494,916
Operating profit (loss)	48,618	32,287	7,786	(13,598)	75,093
Three months ended
January 31, 2019
Net external sales	$211,517	$234,458	$51,935	$—	$497,910
Operating profit (loss)	47,892	40,785	7,516	(11,912)	84,281

Nordson Corporation

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended
	January 31, 2020	January 31, 2019
Total profit for reportable segments	$75,093	$84,281
Interest expense	(9,740)	(12,365)
Interest and investment income	588	316
Other-net	(2,846)	(4,189)
Income before income taxes	$63,095	$68,043

We have significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2020	January 31, 2019
United States	$188,500	$170,350
Americas	31,083	32,437
Europe	126,391	132,675
Japan	27,552	29,047
Asia Pacific	121,390	133,401
Total net external sales	$494,916	$497,910

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,463	$—	$3,463	$—
Total assets at fair value	$3,463	$—	$3,463	$—
Liabilities:
Deferred compensation plans (b)	$12,876	$—	$12,876	$—
Foreign currency forward contracts (a)	1,232	—	1,232	—
Total liabilities at fair value	$14,108	$—	$14,108	$—

January 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,638	$—	$3,638	$—
Total assets at fair value	$3,638	$—	$3,638	$—
Liabilities:
Deferred compensation plans (b)	$12,019	$—	$12,019	$—
Foreign currency forward contracts (a)	2,319	—	2,319	—
Total liabilities at fair value	$14,338	$—	$14,338	$—

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

	2020
	Carrying Amount	Fair Value
Long-term debt (including current portion)	1,117,913	1,161,124

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

13.	Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended January 31, 2020, we recognized net losses of $431 on foreign currency forward contracts and net gains of $431 from the change in fair value of balance sheet positions. For the three months ended January 31, 2019, we recognized net gains of $1,030 on foreign currency forward contracts and net losses of $2,003 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2020 and 2019:

	Notional Amounts
January 31, 2020 contract amounts:	Sell	Buy
Euro	$227,292	$118,275
British pound	18,934	54,818
Japanese yen	37,429	58,672
Australian dollar	345	7,817
Hong Kong dollar	643	152,452
Singapore dollar	1,109	15,987
Others	6,505	68,395
Total	$292,257	$476,416

	Notional Amounts
January 31, 2019 contract amounts:	Sell	Buy
Euro	$335,775	$204,537
British pound	24,348	66,809
Japanese yen	28,009	47,997
Australian dollar	786	8,012
Hong Kong dollar	—	121,578
Singapore dollar	858	15,115
Others	5,619	61,312
Total	$395,395	$525,360

Nordson Corporation

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2020 and 2019, there were no significant concentrations of credit risk.
14.	Leases

We review new contracts to determine if the contracts include a lease. To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of the right-of-use assets and lease liabilities. We combine lease and non-lease components, such as common area maintenance, in the calculation of the lease assets and related liabilities. As most lease agreements do not provide an implicit rate, we use an incremental borrowing rate (IBR) based on information available at the lease commencement date in determining the present value of lease payments and to help classify the lease as operating or financing. We calculate its IBR based on a bond yield curve which considers secured borrowing rates based on our credit rating and current economic environment, as well as other publicly available data.

We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles.  We often have options to renew lease terms for buildings and other assets.  We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors.  Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheet.  Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur.  Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences.  Finance lease assets are recorded in Property, plant, and equipment – net on the Consolidated Balance Sheet. As of January 31, 2020, we have no material leases that have yet to commence.

Additional lease information is summarized below for the three months ended January 31, 2020:

	Finance Leases	Operating Leases
Amortization of right of use assets	$1,714	$—
Interest	83	—
Lease cost(1)	$1,797	$5,227
Short-term and variable lease cost(1)	289	865
Total lease cost	2,086	6,092

Cash outflows from leases	$2,421	$5,292
Weighted average remaining lease term (years)	5.10 years	10.75 years
Weighted average discount rate	2.92%	1.70%

(1)	Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.

The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the statement of financial position as of January 31, 2020.  The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2020	$5,923	$19,986
2021	3,959	17,820
2022	2,175	16,007
2023	1,049	13,377
2024	645	11,773
Later years	3,601	66,349
Total minimum lease payments	$17,352	$145,312
Amounts representing interest	1,601	11,040
Present value of minimum lease payments	$15,751	$134,272

Nordson Corporation

15.	Long-term debt

A summary of long-term debt is as follows:

	January 31, 2020	October 31, 2019
Revolving credit agreement, due 2024	$—	$—
Senior notes, due 2020-2025	140,800	140,800
Senior notes, due 2020-2027	92,857	92,857
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2022-2024	405,000	505,000
Euro loan, due 2021	127,565	128,219
Private shelf facility, due 2020	5,556	30,556
Development loans, due 2020-2026	—	951
	1,121,778	1,248,383
Less current maturities	43,598	168,738
Less unamortized debt issuance costs	3,866	4,241
Long-term maturities	$1,074,314	$1,075,404

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. The Term Loan Agreement provides for the following term loans in three tranches: $100,000 due in March 2020, $200,000 due in September 2022, and $205,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 2.30% at January 31, 2020. For the portion that is due in March 2020, $100,000 of this term loan facility was paid down in January 2020. We were in compliance with all covenants at January 31, 2020.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. We had no balances outstanding under this facility at January 31, 2020 and October 31, 2019. We were in compliance with all covenants at January 31, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate and it expires in October 2021.  The weighted average interest rate at January 31, 2020 was 0.875%.  At January 31, 2020, the balance outstanding was €115,000 ($127,565).  We were in compliance with all covenants at January 31, 2020.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature between June 2023 and June 2030 and bear interest at fixed rates between 3.71% and 4.17%.  We were in compliance with all covenants at January 31, 2020.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000.   At January 31, 2020 and October 31, 2019, $5,556 and $30,556, respectively, was outstanding under this facility. Existing notes mature in September 2020 and bear interest at a fixed rate of 2.21%.  We were in compliance with all covenants at January 31, 2020.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At January 31, 2020 and October 31, 2019, there was $140,800 outstanding under this agreement. Existing notes mature between July 2020 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at January 31, 2020.

In July 2015, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $100,000 of unsecured Senior Notes. At January 31, 2020 and October 31, 2019, there was $92,857  outstanding under this agreement. Existing notes mature between July 2020 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2020.

Nordson Corporation

16.	Contingencies

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

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $401. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2019. Other than the adoption of the new lease standard as described in Note 2, there have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2019.

Results of Operations

Sales

Sales – Worldwide sales for the three months ended January 31, 2020 were $494,916, a decrease of 0.6% from sales of $497,910 for the comparable period of 2019. Unfavorable currency effects decreased sales by 0.6%.

Sales of the Adhesive Dispensing Systems segment for the three months ended January 31, 2020 were $207,225 compared to $211,517 in the comparable period of 2019, a decrease of $4,292, or 2.0%. The decrease was due to an organic sales volume decrease of 1.1%, and unfavorable currency effects that decreased sales by 0.9%.  Within this segment, sales volume decreased in Europe, Japan and Asia Pacific regions, offsetting growth in the United States and Americas regions.  Growth in our product line serving nonwovens end markets was offset by softness in other product lines.

Sales of the Advanced Technology Systems segment for the three months ended January 31, 2020 were $231,117 compared to $234,458 in the comparable period of 2019, a decrease of $3,341, or 1.4%. The decrease was due to a sales volume decrease of 1.1% and unfavorable currency effects that decreased sales by 0.3%.  The sales volume decrease consisted primarily of 2.1% from organic volume, offset by a 1.0% increase from the first-year effect of the Optical acquisition. Within this segment, sales volume increased in the United States and was offset by softness in all other regions.  Growth in product lines serving medical end markets was offset by softness in our product lines serving electronics end markets.

Sales of the Industrial Coating Systems segment for the three months ended January 31, 2020, were $56,574 compared to $51,935 in the comparable period of 2019, an increase of $4,639, or 8.9%. The increase was due to an organic sales volume increase of 9.2%, offset by unfavorable currency effects that decreased sales by 0.3%. Within this segment, sales volume increased in the United States and Americas regions and was offset by weakness in all other regions. Sales growth was driven by most all product lines within this segment, offset by softness in our liquid product lines.

Nordson Corporation

Sales outside the United States accounted for 61.9% of our sales in the three months ended January 31, 2020 compared to 65.8% in the comparable period of 2019. On a geographic basis, sales in the United States were $188,500, an increase of 10.7% from the comparable period of 2019. The 10.7% increase in sales consisted primarily of organic volume. In the Americas region, sales were $31,083, a decrease of 4.2% from the comparable period of 2019, with volume decreasing 3.9% and unfavorable currency effects of 0.3%.  The decrease in sales volume consisted of lower organic volume of 4.3%, offset by a 0.4% increase from acquisitions. Sales in Europe were $126,391, a decrease of 4.7% from the comparable period of 2019, with volume decreasing 2.8% and unfavorable currency effects of 1.9%. The decrease in sales volume consisted of lower organic volume of 3.6%, offset by a 0.8% increase from acquisitions. Sales in Japan were $27,552, a decrease of 5.1% from the comparable period of 2019, with volume decreasing 6.5%, offset by favorable currency effects of 1.4%.  The decrease in sales volume consisted of lower organic volume of 7.0%, offset by a 0.5% increase from acquisitions. Sales in the Asia Pacific region were $121,390, a decrease of 9.0% from the comparable period of 2019, with volume decreasing 8.5% and unfavorable currency effects of 0.5%. The decrease in sales volume consisted of lower organic volume of 8.8%, offset by a 0.3% increase from acquisitions.

Operating profit – Cost of sales for the three months ended January 31, 2020 were $231,722, compared to $228,934 in the comparable period of 2019. Gross profit, expressed as a percentage of sales, decreased to 53.2% for this same period from 54.0% in 2019. Of the 0.8 percentage point decline in gross margin, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.7 percentage points and unfavorable currency effects contributed 0.1 percentage points

Selling and administrative expenses for the three months ended January 31, 2020 were $188,101, compared to $184,695 in the comparable period of 2019. The 1.8% increase includes 1.3% due to higher salaries and employee related costs to support our base business and 1.0% due to higher severance and restructuring costs, offset by unfavorable currency translation effects of 0.5%.

Selling and administrative expenses as a percentage of sales increased to 38.0% for the three months ended January 31, 2020 compared to 37.1% in 2019. Of the 0.9 percentage point increase, higher salaries and employee related costs to support our base business contributed 0.5 percentage points, and 0.4 percentage points were due to higher severance and restructuring costs during the three months ended January 31, 2020.

Operating profit as a percentage of sales decreased to 15.2% for the three months ended January 31, 2020 compared to 16.9% in 2019. Of the 1.7 percentage point decrease, unfavorable leverage of our selling and administrative expenses contributed 0.9 percentage points, 0.7 percentage points were due to unfavorable absorption due to lower sales volume and unfavorable product mix, 0.4 percentage points were due to higher severance and restructuring costs, and 0.1 percentage points were due to unfavorable currency effects.  This decrease was offset by 0.4 percentage points due to the first year effect of acquisitions.

For the Adhesive Dispensing Systems segment, operating profit as a percentage of sales increased to 23.5% for the three months ended January 31, 2020 compared to 22.6% in 2019. Of the 0.9 percentage point improvement in operating margin, 1.3 percentage points were due to favorable product mix and 0.5 percentage points were due to lower severance and restructuring costs. These improvements were offset by 0.9 percentage points due to unfavorable currency translation effects.

For the Advanced Technology Systems segment, operating profit as a percentage of sales decreased to 14.0% for the three months ended January 31, 2020 compared to 17.4% in 2019. Of the 3.4 percentage point decline in operating margin, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 1.9 percentage points, higher severance and restructuring costs contributed 1.3 percentage points and unfavorable currency translation effects contributed 0.2 percentage points

For the Industrial Coating Systems segment, operating profit as a percentage of sales decreased to 13.8% for the three months ended January 31, 2020 compared to 14.5% in 2019. Of the 0.7 percentage point decline in operating margin, unfavorable product mix contributed 3.3 percentage points and was offset by 2.6 percentage points due to higher sales volume.

Interest and other income (expense) - Interest expense for the three months ended January 31, 2020 was $9,740, down from $12,365 for the comparable period of 2019.  This decrease was primarily due to lower average debt levels than in the prior year.

Other expense was $2,846 for the three months ended January 31, 2020, compared to other expense of $4,189 for the comparable period of 2019. Included in the current quarter’s other expense were pension costs of $2,772 due to an accounting standard adopted in the prior year.  Included in the prior year’s other expense were pension costs of $1,966 (due to the accounting standard noted earlier) and foreign currency losses of $973.

Nordson Corporation

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2020 was 17.6% compared to 28.6% for the three months ended January 31, 2019.  The effective tax rate for the current quarter was lower than the comparable prior year period primarily due to the net impact of one-time adjustments that were recorded in the prior year as a result of the enacted law commonly referred to as the U.S. Tax Cuts and Jobs Act ("the Act").

On December 22, 2017, the Act was enacted into law which significantly revised U.S. tax law. It reduced the U.S. federal corporate income tax rate from 35% to 21%.  The statutory tax rate of 21% was applied to earnings in the current quarter.

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

Our income tax provision included a discrete tax benefit of $2,537 and $868 due to our share-based payment transactions for the three months ended January 31, 2020 and January 31, 2019, respectively.

Net income – Net income for the three months ended January 31, 2020, was $52,004, or $0.89 per diluted share, compared to $48,567, or $0.83 per diluted share, in the same period of 2019. This represents a 7.1% increase in net income and a 7.2% increase in diluted earnings per share. These increases are due primarily to lower income tax and interest expenses in the current year.

Foreign Currency Effects

In the aggregate, average exchange rates for 2020 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2019.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended January 31, 2020 were translated at exchange rates in effect during the same period of 2019, sales would have been approximately $2,864 higher while third-party costs and expenses would have been approximately $1,439 higher.

Financial Condition

Liquidity and Capital Resources

During the three months ended January 31, 2020, cash and cash equivalents decreased $36,067.  Cash provided by operations during this period was $116,275, compared to $56,847 for the three months ended January 31, 2019.  Cash of $87,789 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $82,655 for the comparable period of 2019.  Changes in operating assets and liabilities increased cash by $28,486 in the three months ended January 31, 2020, compared to decreasing cash by $25,808 in the comparable period of 2019. The primary reason for this increase was due to higher collections of receivables in the current period.

Cash used in investing activities was $13,816 for the three months ended January 31, 2020, compared to $13,875 in the comparable period of 2019. Capital expenditures in the three months ended January 31, 2020 were $13,881, compared to $14,121 in the comparable period of 2019.

Cash used in financing activities was $138,219 for the three months ended January 31, 2020, compared to $55,297 used in the comparable period of 2019.  Repayments of long-term debt were $125,951 during the three months ended January 31, 2020, compared to net proceeds of long-term debt of $70,455 in the prior year period. Cash of $4,311 was used for the purchase of treasury shares associated with employee benefit plans and cash of $21,915 was used for dividend payments in the current year period, compared to $107,667 and $20,210, respectively, in the comparable period of 2019. Issuance of common shares related to employee benefit plans generated $16,379 during the three months ended January 31, 2020 compared to $3,606 in the comparable period of 2019.

Nordson Corporation

The following is a summary of significant changes in balance sheet captions from October 31, 2019 to January 31, 2020. Receivables decreased $59,139 due to higher collections. The decrease of $26,212 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter of 2020. Current maturities of long-term debt decreased $125,140 due to a payment of $100,000 on our Term Loan Agreement and a $25,000 payment on our notes issued under our agreement with New York Life. Right-of-use lease assets and lease liabilities were also recorded in the current quarter due to the adoption of a new lease accounting standard as discussed in Note 2.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $485,242 of the total $1,000,000 authorized remained available for share repurchases at January 31, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. The Term Loan Agreement provides for the following term loans in three tranches: $100,000 due in March 2020, $200,000 due in September 2022, and $205,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 2.30% at January 31, 2020. For the portion that is due in March 2020, $100,000 of this term loan facility was paid down in January 2020. We were in compliance with all covenants at January 31, 2020.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. We had no balances outstanding under this facility at January 31, 2020 and October 31, 2019. We were in compliance with all covenants at January 31, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In October 2018, we entered into a €150,000 agreement with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EUR LIBOR rate and it expires in October 2021.  The weighted average interest rate at January 31, 2020 was 0.875%.  At January 31, 2020, the balance outstanding was €115,000 ($127,565).  We were in compliance with all covenants at January 31, 2020.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature between June 2023 and June 2030 and bear interest at fixed rates between 3.71% and 4.17%. We were in compliance with all covenants at January 31, 2020.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000. At January 31, 2020 and October 31, 2019, $5,556 and $30,556, respectively, was outstanding under this facility. Existing notes mature in September 2020 and bear interest at a fixed rate of 2.21%. We were in compliance with all covenants at January 31, 2020.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At January 31, 2020 and October 31, 2019, there was $140,800 outstanding under this agreement. Existing notes mature between July 2020 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at January 31, 2020.

In July 2015, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $100,000 of unsecured Senior Notes.  At January 31, 2020 and October 31, 2019, there was $92,857 outstanding under this agreement. Existing notes mature between July 2020 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at January 31, 2020.

Recent Developments

We are closely monitoring the recent outbreak of the coronavirus that was first detected in Wuhan City, Hubei Province, China and continues to expand. The virus has impacted a host of end markets we serve within China and other regions. We continue to evaluate the impact of the coronavirus on our supply chain, our customers’ operations and any freight interruptions. We are currently reviewing our business continuity plans. Although our overall business could be negatively impacted by the coronavirus, we do not expect a material impact on our full year 2020 results.

Nordson Corporation

Outlook

We are optimistic about our longer-term growth opportunities in the diverse consumer non-durable, industrial, medical, electronics, consumer durable and automotive end markets we serve. We also support our customers with parts and consumables, so a significant percentage of our revenue is recurring. For 2020, organic sales are expected to increase 1% to 3% compared to the prior year, offset by an unfavorable currency effect of less than 1%, based on the current exchange rate environment as compared to the prior year. Based on this 2020 sales outlook, we are forecasting earnings per share growth of 2% to 6% compared to the prior year.

We move forward with caution given the potential for a lower-growth macroeconomic environment, continued trade negotiations and the marketplace effects of political instability in certain areas of the world.  We are also monitoring the recent outbreak of the coronavirus in China and other regions. Although our overall business could be negatively impacted by the coronavirus, we do not expect a material impact from the coronavirus on our full year 2020 results. Though the status of the global economy remains unclear, our growth potential has been demonstrated over time through our ability to build and enhance our core businesses by entering emerging markets, pursuing market adjacencies and driving growth initiatives.  We drive value for our customers through our application expertise, differentiated technology, and direct sales and service support. Our priorities also are focused on operational efficiencies by employing continuous improvement methodologies in our business processes.  We expect our efforts will continue to provide more than sufficient cash from operations to meet our liquidity needs, pay dividends to common shareholders and enable us to invest in the development of new applications and markets for our technologies.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended October 31, 2019.  The information disclosed has not changed materially in the interim period since then.

ITEM 4.	CONTROLS AND PROCEDURES

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2020.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2020 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At January 31, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $401. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Information regarding our risk factors was disclosed in our Form 10-K filed for the year ended October 31, 2019.  The information disclosed has not changed materially in 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2020:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(2)	or Programs(2)
November 1, 2019 to November 30, 2019	—	—	—	$485,242
December 1, 2019 to December 31, 2019	6	165.83	—	$485,242
January 1, 2020 to January 31, 2020	2	162.92	—	$485,242
Total	8		—

(1)	Includes shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $485,242 of the total $1,000,000 authorized remained available for share repurchases at January 31, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at January 31, 2020 and October 31, 2019, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104

The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

*	Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2020	Nordson Corporation

By: /s/ Gregory A. Thaxton
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)