Form 10-Q
period 2020-04-30
NORDSON CORP
filed 2020-06-05
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 29, 2020:  57,680,280

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
(In thousands, except for per share data)
Sales	$529,478	$551,119	$1,024,394	$1,049,029
Operating costs and expenses:
Cost of sales	239,880	249,590	471,602	478,524
Selling and administrative expenses	164,569	172,633	352,670	357,328
	404,449	422,223	824,272	835,852
Operating profit	125,029	128,896	200,122	213,177
Other income (expense):
Interest expense	(8,293)	(12,372)	(18,034)	(24,738)
Interest and investment income	278	325	867	642
Other - net	(429)	(568)	(3,275)	(4,757)
	(8,444)	(12,615)	(20,442)	(28,853)
Income before income taxes	116,585	116,281	179,680	184,324
Income taxes	24,506	24,358	35,597	43,834
Net income	$92,079	$91,923	$144,083	$140,490
Average common shares	57,677	57,288	57,672	57,498
Incremental common shares attributable to outstanding stock options, restricted stock, and deferred stock-based compensation	583	768	720	719
Average common shares and common share equivalents	58,260	58,056	58,392	58,217
Basic earnings per share	$1.60	$1.60	$2.50	$2.44
Diluted earnings per share	$1.58	$1.58	$2.47	$2.41

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
(In thousands)
Net income	$92,079	$91,923	$144,083	$140,490
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(21,227)	(9,064)	(18,434)	7,399
Amortization of prior service cost and net actuarial losses, net of tax	3,898	1,598	7,127	2,950
Total other comprehensive income (loss)	(17,329)	(7,466)	(11,307)	10,349
Total comprehensive income	$74,750	$84,457	$132,776	$150,839

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	April 30, 2020	October 31, 2019
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$306,255	$151,164
Receivables - net	474,913	530,765
Inventories - net	312,118	283,399
Prepaid expenses and other current assets	49,990	45,867
Total current assets	1,143,276	1,011,195
Property, plant and equipment - net	400,103	398,895
Operating right of use lease assets	126,129	—
Goodwill	1,611,340	1,614,739
Intangible assets - net	416,877	445,575
Deferred income taxes	10,841	11,261
Other assets	34,338	34,782
Total assets	$3,742,904	$3,516,447
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$79,785	$85,139
Income taxes payable	15,663	15,601
Accrued liabilities	146,090	161,655
Customer advanced payments	50,453	41,131
Current maturities of long-term debt	43,598	168,738
Operating lease liability - current	18,428	—
Finance lease liability - current	6,172	5,362
Total current liabilities	360,189	477,626
Long-term debt	1,237,225	1,075,404
Operating lease liability - noncurrent	111,836	—
Finance lease liability - noncurrent	11,100	9,513
Deferred income taxes	83,730	83,564
Pension obligations	158,285	158,506
Postretirement obligations	86,950	86,368
Other long-term liabilities	41,095	44,421
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	503,841	483,116
Retained earnings	2,847,756	2,747,650
Accumulated other comprehensive loss	(243,188)	(231,881)
Common shares in treasury, at cost	(1,468,168)	(1,430,093)
Total shareholders' equity	1,652,494	1,581,045
Total liabilities and shareholders' equity	$3,742,904	$3,516,447

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Shareholders’ Equity

	Three and Six Month Period Ended April 30, 2020
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	12,330	—	—	4,049	16,379
Stock-based compensation	—	6,105	—	—	—	6,105
Purchase of treasury shares (26,223 shares)	—	—	—	—	(4,311)	(4,311)
Dividends declared ($0.38 per share)	—	—	(21,915)	—	—	(21,915)
Net income	—	—	52,004	—	—	52,004
Impact of adoption of ASU 2016-02 (See Note 2)	—	—	(1,055)	—	—	(1,055)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	2,793	—	2,793
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,229	—	3,229
January 31, 2020	$12,253	$501,551	$2,776,684	$(225,859)	$(1,430,355)	$1,634,274
Shares issued under company stock and employee benefit plans	—	2,362	—	—	(194)	2,168
Stock-based compensation	—	(72)	—	—	—	(72)
Purchase of treasury shares (300,894 shares)	—	—	—	—	(37,619)	(37,619)
Dividends declared ($0.38 per share)	—	—	(21,963)	—	—	(21,963)
Net Income	—	—	92,079	—	—	92,079
Impact of adoption of ASU 2016-02 (See Note 2)			956			956
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(21,227)	—	(21,227)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,898	—	3,898
April 30, 2020	$12,253	$503,841	$2,847,756	$(243,188)	$(1,468,168)	$1,652,494

	Three and Six Month Period Ended April 30, 2019
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans	—	1,016	—	—	2,591	3,607
Stock-based compensation	—	4,359	—	—	—	4,359
Purchase of treasury shares (901,545 shares)	—	—	—	—	(107,667)	(107,667)
Dividends declared ($0.35 per share)	—	—	(20,210)	—	—	(20,210)
Net income	—	—	48,567	—	—	48,567
Impact of adoption of ASU 2014-09	—	—	4,329	—	—	4,329
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	16,463	—	16,463
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,352	—	1,352
January 31, 2019	$12,253	$451,930	$2,521,061	$(161,499)	$(1,422,204)	$1,401,541
Shares issued under company stock and employee benefit plans	—	8,116	—	—	2,731	10,847
Stock-based compensation	—	4,869	—	—	—	4,869
Purchase of treasury shares (78,957 shares)	—	—	—	—	(10,422)	(10,422)
Dividends declared ($0.35 per share)	—	—	(20,029)	—	—	(20,029)
Net Income	—	—	91,923	—	—	91,923
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(9,064)	—	(9,064)
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,598	—	1,598
April 30, 2019	$12,253	$464,915	$2,592,955	$(168,965)	$(1,429,895)	$1,471,263

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Six months ended	April 30, 2020	April 30, 2019
(In thousands)
Cash flows from operating activities:
Net income	$144,083	$140,490
Depreciation and amortization	55,664	55,488
Non-cash stock compensation	6,033	9,228
Deferred income taxes	(5,932)	(828)
Other non-cash expense	2,166	1,213
Loss on sale of property, plant and equipment	237	884
Changes in operating assets and liabilities	15,928	(44,563)
Net cash provided by operating activities	218,179	161,912
Cash flows from investing activities:
Additions to property, plant and equipment	(25,835)	(26,603)
Proceeds from sale of property, plant and equipment	104	984
Equity investments	(2,000)	—
Acquisition of businesses, net of cash acquired	—	(69)
Net cash used in investing activities	(27,731)	(25,688)
Cash flows from financing activities:
Proceeds from long-term debt	165,773	186,084
Repayment of long-term debt	(125,951)	(125,807)
Repayment of finance lease obligations	(3,548)	(2,963)
Issuance of common shares	18,547	14,454
Purchase of treasury shares	(41,930)	(118,089)
Dividends paid	(43,878)	(40,239)
Net cash used in financing activities	(30,987)	(86,560)

Effect of exchange rate changes on cash	(4,370)	3,841
Increase in cash and cash equivalents	155,091	53,505
Cash and cash equivalents:
Beginning of year	151,164	95,678
End of period	$306,255	$149,183

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

April 30, 2020

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2019. Certain reclassifications have been made to the prior year financial statements to conform to current year classifications, which included the reclassification of amounts as a result of the realignment of our operating segments. Refer to Note 11 for details on our operating segments.

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

Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied.  Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of April 30, 2020 and 2019 were not material.

However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Solutions segment, revenue for these contracts is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.

As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at April 30, 2020 and October 31, 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2020 were 360. No options were excluded from the calculation of diluted earnings per share for the three months ended April 30, 2019. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2020 and 2019 were 180 and 352, respectively.
2.	Recently issued accounting standards

New accounting guidance adopted:

On November 1, 2019, we adopted ASU 2016-02, Accounting Standards Codification (ASC) 842, “Leases.” This standard requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than 12 months. We elected to use the transition option, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We elected the practical expedient package related to the identification of leases in contracts, lease classification, and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we have not reassessed such conclusions, we did not adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated, to separate non-lease components within our lease portfolios, or whether a purchase option will be exercised.  There was not a material cumulative-effect adjustment to our beginning retained earnings for the adoption of this standard.  Upon adoption, we recognized operating right-of-use assets and lease liabilities in our Consolidated Balance Sheet of $130,583 and $134,853 as of November 1, 2019, respectively, and operating right-of-use assets and lease liabilities were $126,129 and $130,264 as of April 30, 2020, respectively.  Adoption of the new standard did not have a material impact on our Consolidated Statements of Income and Cash Flows.  Refer to Note 14 for further discussion of leases.

New accounting guidance issued and not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable.  We will be required to use a current expected credit loss model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables.  The standard does not prescribe a specific method to make an estimate so the application will require judgment and should consider historical information, current information, and reasonable and supportable forecasts, and includes estimates of prepayment.  This guidance will become effective for us on November 1, 2020. We are currently assessing the impact this standard will have on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” a new standard which removes, modifies, and adds certain disclosure requirements on fair value measurements.  The guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.  In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The guidance adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value

Nordson Corporation

measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  It will be effective for us beginning November 1, 2020.  Early adoption is permitted.  We currently do not expect this standard will have a material impact on our Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20),” a new standard which addresses defined benefit plans.  The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligations for postretirement health care benefits.  A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  Additionally, the standard clarifies disclosure requirement surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  It will be effective for us beginning November 1, 2021.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

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

2019 acquisition

On July 1, 2019, we purchased certain assets of Optical Control GmbH & Co. KG (“Optical”), a Nuremberg, Germany designer and developer of high speed, fully automatic counting systems utilizing x-ray technology. This transaction was not material to our Consolidated Financial Statements. We recorded the acquisition of Optical based on the fair value of the assets acquired and the liabilities assumed. Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment. As of April 30, 2020, the purchase price allocations remain preliminary as we complete our assessments of income taxes.

2018 acquisitions

On October 17, 2018, we purchased 100 percent of the outstanding shares of Cladach Nua Teoranta (“Clada”), a Galway, Ireland designer and developer primarily focused on medical balloons and balloon catheters. Clada’s technologies are used in key applications such as angioplasty and the treatment of vascular disease. We acquired Clada for an aggregate purchase price of $5,236, which included an earn-out liability of $1,131. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,776 and identifiable intangible assets of $697 were recorded. The identifiable intangible assets consist primarily of $58 of customer relationships (amortized over 6 years), $70 of tradenames (amortized over 9 years), $499 of technology (amortized over 7 years) and $70 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment.

Nordson Corporation

On January 2, 2018, we purchased 100 percent of the outstanding shares of Sonoscan, Inc. (“Sonoscan”), an Elk Grove Village, Illinois leading designer and manufacturer of acoustic microscopes and sophisticated acoustic micro imaging systems used in a variety of microelectronic, automotive, aerospace and industrial electronic assembly applications. We acquired Sonoscan for an aggregate purchase price of $46,018, net of $655 of cash. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $22,775 and identifiable intangible assets of $7,910 were recorded. The identifiable intangible assets consist primarily of $1,700 of customer relationships (amortized over 7 years), $3,300 of tradenames (amortized over 11 years), $2,500 of technology (amortized over 7 years) and $410 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment.

4.	Inventories

At April 30, 2020 and October 31, 2019, inventories consisted of the following:

	April 30, 2020	October 31, 2019
Finished goods	$197,276	$183,973
Raw materials and component parts	107,065	102,044
Work-in-process	55,611	42,904
	359,952	328,921
Obsolescence and other reserves	(42,528)	(39,377)
LIFO reserve	(5,306)	(6,145)
	$312,118	$283,399

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the six months ended April 30, 2020 by operating segment are as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2019	$411,461	$1,203,278	$1,614,739
Currency effect	(1,954)	(1,445)	(3,399)
Balance at April 30, 2020	$409,507	$1,201,833	$1,611,340

As part of our change in operating segments as described in Note 11, we considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Nordson Corporation

Information regarding our intangible assets subject to amortization is as follows:

	April 30, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$478,457	$191,300	$287,157
Patent/technology costs	154,018	77,121	76,897
Trade name	96,437	44,495	51,942
Non-compete agreements	11,490	10,614	876
Other	1,398	1,393	5
Total	$741,800	$324,923	$416,877

	October 31, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,007	$173,996	$306,011
Patent/technology costs	154,735	71,663	83,072
Trade name	96,655	41,303	55,352
Non-compete agreements	11,540	10,406	1,134
Other	1,400	1,394	6
Total	$744,337	$298,762	$445,575

Amortization expense for the three months ended April 30, 2020 and 2019 was $14,660 and $14,133, respectively. Amortization expense for the six months ended April 30, 2020 and 2019 was $30,833 and $27,762, respectively.
6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and six months ended April 30, 2020 and 2019 were:

	U.S.		International
Three Months Ended	2020	2019	2020	2019
Service cost	$5,235	$3,577	$459	$486
Interest cost	4,026	4,492	251	424
Expected return on plan assets	(6,175)	(5,794)	(304)	(407)
Amortization of prior service credit	(22)	(15)	(68)	(76)
Amortization of net actuarial loss	3,622	1,544	729	428
Total benefit cost	$6,686	$3,804	$1,067	$855

	U.S.		International
Six Months Ended	2020	2019	2020	2019
Service cost	$10,293	$7,155	$1,030	$970
Interest cost	7,943	8,989	514	846
Expected return on plan assets	(12,334)	(11,597)	(635)	(807)
Amortization of prior service credit	(42)	(30)	(142)	(152)
Amortization of net actuarial loss	7,019	3,088	1,462	855
Total benefit cost	$12,879	$7,605	$2,229	$1,712

Nordson Corporation

The components of other postretirement benefit cost for the three and six months ended April 30, 2020 and 2019 were:

	U.S.		International
Three Months Ended	2020	2019	2020	2019
Service cost	$143	$165	$4	$6
Interest cost	558	749	3	6
Amortization of prior service credit	(4)	(6)	—	—
Amortization of net actuarial (gain) loss	258	152	(9)	(9)
Total benefit cost	$955	$1,060	$(2)	$3

	U.S.		International
Six Months Ended	2020	2019	2020	2019
Service cost	$333	$331	$7	$9
Interest cost	1,173	1,497	7	11
Amortization of prior service credit	(8)	(13)	—	—
Amortization of net actuarial (gain) loss	677	304	(18)	(16)
Total benefit cost	$2,175	$2,119	$(4)	$4

The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.
7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three and six months ended April 30, 2020 was 21.0% and 19.8%, respectively.   The effective tax rate for the three and six months ended April 30, 2019 was 20.9% and 23.9%, respectively.

Our income tax provision included a discrete tax benefit of $138 and $2,675 due to our share-based payment transactions for the three and six months ended April 30, 2020, respectively. Our income tax provision included a similar discrete tax benefit of $2,149 and $3,017 for the three and six months ended April 30, 2019, respectively.

During the six months ended April 30, 2019, a discrete tax expense of $4,866 was recorded to update the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2019	$(53,332)	$(178,549)	$(231,881)
Amortization of prior service costs and net actuarial losses, net of tax of $(2,213)	—	7,127	7,127
Foreign currency translation adjustments	(18,434)	—	(18,434)
Balance at April 30, 2020	$(71,766)	$(171,422)	$(243,188)

9.	Stock-based compensation

During the 2018 Annual Meeting of Shareholders, our shareholders approved the Amended and Restated 2012 Stock Incentive and Award Plan (the “2012 Plan”). The 2012 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 4,525 common shares were originally available for grant under the 2012 Plan.

Nordson Corporation

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,538 and $2,527 in the three months ended April 30, 2020 and 2019, respectively. Corresponding amounts for the six months ended April 30, 2020 and 2019 were $5,263 and $5,058

The following table summarizes activity related to stock options for the six months ended April 30, 2020:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2019	1,787	$97.74
Granted	370	$165.04
Exercised	(228)	$81.40
Forfeited or expired	(21)	$138.83
Outstanding at April 30, 2020	1,908	$112.28	$94,349	6.9 years
Expected to vest	845	$140.24	$18,964	8.6 years
Exercisable at April 30, 2020	1,047	$89.09	$75,214	5.6 years

As of April 30, 2020, there was $15,769 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.7 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six months ended	April 30, 2020	April 30, 2019
Expected volatility	24.5%-29.2%	24.1%-24.5%
Expected dividend yield	0.92%-1.16%	1.04%
Risk-free interest rate	0.50%-1.69%	2.84%-2.95%
Expected life of the option (in years)	5.3-6.2	5.3-6.2

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

The weighted average grant date fair value of stock options granted during the six months ended April 30, 2020 and 2019 was $37.81 and $31.74, respectively.

The total intrinsic value of options exercised during the three months ended April 30, 2020 and 2019 was $1,704 and $14,699, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2020 and 2019 was $18,948 and $19,321, respectively.

Cash received from the exercise of stock options for the six months ended April 30, 2020 and 2019 was $18,547 and $14,454, respectively.

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

The following table summarizes activity related to restricted shares during the six months ended April 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2019	66	$126.83
Granted	18	$162.95
Forfeited	(4)	$138.36
Vested	(25)	$120.18
Restricted shares at April 30, 2020	55	$141.09

As of April 30, 2020, there was $4,772 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.9 years.  The amount charged to expense related to restricted shares during the three months ended April 30, 2020 and 2019 was $688 and $1,167, respectively. These amounts included common share dividends for the three months ended April 30, 2020 and 2019 of $18, respectively. For the six months ended April 30, 2020 and 2019, the amounts charged to expense related to restricted shares were $2,261 and $1,864, respectively. These amounts included common share dividends for the six months ended April 30, 2020 and 2019 of $43 and $36, respectively.

The following table summarizes activity related to restricted share units during the six months ended April 30, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2019	—	$—
Granted	7	$160.68
Restricted share units at April 30, 2020	7	$160.68

As of April 30, 2020, there was $591 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.5 years.  The amount charged to expense related to restricted share units during each of the three months ended April 30, 2020 and 2019 was $298 and $263, respectively. For the six months ended April 30, 2020 and 2019, the corresponding amounts were $584 and $526, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $160.02 and $133.01 for 2020, $120.12 and $138.53 for 2019, and $123.45 and $138.53 for 2018.  During the three months ended April 30, 2020, $3,703 was credited to expense, and for the three months ended April 30, 2019, $819 was charged to expense. For the six months ended April 30, 2020, $2,282 was credited to expense, and for the six months ended April 30, 2019, $1,596 was charged to expense. The cumulative amount recorded in shareholders’ equity at April 30, 2020 was $2,007.

Nordson Corporation

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2020 and 2019 was $83 and $73, respectively. For the six months ended April 30, 2020 and 2019, the corresponding amounts were $164 and $145, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2019	114	$55.52
Dividend equivalents	—	$—
Outstanding at April 30, 2020	114	$55.99

10.	Warranties

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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019
Beginning balance at October 31	$11,006	$12,195
Accruals for warranties	5,429	4,846
Warranty payments	(5,231)	(5,258)
Currency effect	(122)	31
Ending balance	$11,082	$11,814

11.	Operating segments

We conduct business across two primary operating segments:  Industrial Precision Solutions (IPS) and Advanced Technology Solutions (ATS).  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.

Effective in the second quarter of 2020, we made changes to realign our management team and our operating segments. This realignment will enable us to better serve global customers and markets, to more efficiently leverage technology synergies, to operate divisions of significant size in a consistent and focused way and to position ourselves for our next chapter of profitable growth. The revised operating segments better reflect how we manage the Company, allocate resources, and assess performance of the businesses.

We realigned our former three operating segments into two: Industrial Precision Solutions and Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure.

Nordson Corporation

Industrial Precision Solutions: This segment combines our former Adhesive Dispensing Systems (ADS) and Industrial Coating Systems (ICS) businesses. IPS enhances the technology synergies between ADS and ICS to deliver proprietary dispensing and processing technology, to diverse end markets. Product lines reduce material consumption, increase line efficiency and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.

Advanced Technology Solutions: This segment integrates our proprietary product technologies found in progressive stages of a customer’s production processes, such as surface treatment, precisely controlled dispensing of material and post-dispense test and inspection to ensure quality. Related single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing, balloons and catheters are used to dispense or control fluids in production processes or within customers’ end products. This segment predominantly serves customers in the electronics, medical and related high-tech industrial markets.

The financial information presented herein reflects the impact of the preceding changes and prior periods have been revised to reflect these changes.

The following table presents information about our segments:

	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
Three months ended
April 30, 2020
Net external sales	$282,274	$247,204	$—	$529,478
Operating profit (loss)	76,454	58,689	(10,114)	125,029
Three months ended
April 30, 2019
Net external sales	$301,824	$249,295	$—	$551,119
Operating profit (loss)	85,481	56,535	(13,120)	128,896
Six months ended
April 30, 2020
Net external sales	$546,073	$478,321	$—	$1,024,394
Operating profit (loss)	132,858	90,976	(23,712)	200,122
Six months ended
April 30, 2019
Net external sales	$565,277	$483,752	$—	$1,049,029
Operating profit (loss)	140,890	97,320	(25,033)	213,177

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Total profit for reportable segments	$125,029	$128,896	$200,122	$213,177
Interest expense	(8,293)	(12,372)	(18,034)	(24,738)
Interest and investment income	278	325	867	642
Other-net	(429)	(568)	(3,275)	(4,757)
Income before income taxes	$116,585	$116,281	$179,680	$184,324

We have significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
United States	$188,933	$190,699	$377,433	$361,050
Americas	36,673	43,682	67,756	76,119
Europe	136,056	149,526	262,447	282,200
Japan	31,575	30,031	59,127	59,078
Asia Pacific	136,241	137,181	257,631	270,582
Total net external sales	$529,478	$551,119	$1,024,394	$1,049,029

Nordson Corporation

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,492	$—	$3,492	$—
Total assets at fair value	$3,492	$—	$3,492	$—
Liabilities:
Deferred compensation plans (b)	$12,708	$—	$12,708	$—
Foreign currency forward contracts (a)	4,990	—	4,990	—
Total liabilities at fair value	$17,698	$—	$17,698	$—

October 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,042	$—	$5,042	$—
Total assets at fair value	$5,042	$—	$5,042	$—
Liabilities:
Deferred compensation plans (b)	$11,850	$—	$11,850	$—
Foreign currency forward contracts (a)	2,381	—	2,381	—
Total liabilities at fair value	$14,231	$—	$14,231	$—

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

	April 30, 2020
	Carrying Amount	Fair Value
Long-term debt (including current portion), excluding unamortized debt issuance costs	1,280,823	1,317,424

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation

13.	Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended April 30, 2020, we recognized net losses of $3,728 on foreign currency forward contracts and net gains of $6,720 from the change in fair value of balance sheet positions. For the three months ended April 30, 2019, we recognized net losses of $1,236 on foreign currency forward contracts and net gains of $1,863 from the change in fair value of balance sheet positions. For the six months ended April 30, 2020, we recognized net losses of $4,159 on foreign currency forward contracts and gains of $7,151 from the change in fair value of balance sheet positions. For the six months ended April 30, 2019, we recognized losses of $206 on foreign currency forward contracts and losses of $140 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2020 and 2019:

	Notional Amounts
April 30, 2020 contract amounts:	Sell	Buy
Euro	$110,114	$182,146
British pound	18,987	58,543
Japanese yen	16,301	31,934
Australian dollar	327	7,647
Hong Kong dollar	53,935	60,737
Singapore dollar	1,082	15,620
Others	3,995	61,286
Total	$204,741	$417,913

	Notional Amounts
April 30, 2019 contract amounts:	Sell	Buy
Euro	$401,545	$279,131
British pound	21,012	44,879
Japanese yen	28,504	46,226
Australian dollar	180	7,771
Hong Kong dollar	1,209	128,710
Singapore dollar	794	15,356
Others	3,128	60,540
Total	$456,372	$582,613

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the six months ended April 30, 2020 and 2019, there were no significant concentrations of credit risk.
14.	Leases

We review new contracts to determine if the contracts include a lease. To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of the right-of-use assets and lease liabilities. We combine lease and non-lease components, such as common area maintenance, in the calculation of the lease assets and related liabilities. As most lease agreements do not provide an implicit rate, we use an incremental borrowing rate (IBR) based on information available at the lease commencement date in determining the present value of lease payments and to help classify the lease as operating or financing. We calculate the IBR based on a bond yield curve which considers secured borrowing rates based on our credit rating and current economic environment, as well as other publicly available data.

Nordson Corporation

We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles.  We often have options to renew lease terms for buildings and other assets.  We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors.  Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheet.  Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur.  Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant, and equipment – net on the Consolidated Balance Sheet. As of April 30, 2020, we have no material leases that have yet to commence.

Additional lease information is summarized below for the three and six months ended April 30, 2020:

	Three months ended		Six months ended
	April 30, 2020		April 30, 2020
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$1,799	$—	$3,513	$—
Interest	91	—	174	—
Lease cost(1)	$1,890	$5,348	$3,687	$10,667
Short-term and variable lease cost(1)	534	435	823	1,300
Total lease cost	2,424	5,783	4,510	11,967
(1)	Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.

Supplemental cash flow information is summarized below for the six months ended April 30, 2020:

Cash outflows for leases	$3,548	$10,635
Weighted average remaining lease term (years)	4.84 years	10.60 years
Weighted average discount rate	2.66%	1.71%

The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the statement of financial position as of April 30, 2020.  The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2020	$6,503	$19,870
2021	4,420	17,865
2022	2,694	15,426
2023	1,243	13,128
2024	680	11,350
Later years	3,293	63,655
Total minimum lease payments	$18,833	$141,294
Amounts representing interest	1,561	11,030
Present value of minimum lease payments	$17,272	$130,264

Nordson Corporation

15.	Long-term debt

A summary of long-term debt is as follows:

	April 30, 2020	October 31, 2019
Senior notes, due 2020-2025	140,800	140,800
Senior notes, due 2020-2027	92,857	92,857
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2022-2024	405,000	505,000
Euro loan, due 2023	290,315	128,219
Private shelf facility, due 2020	5,556	30,556
Development loans, due 2020-2026	—	951
	1,284,528	1,248,383
Less current maturities	43,598	168,738
Less unamortized debt issuance costs	3,705	4,241
Long-term maturities	$1,237,225	$1,075,404

In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EURIBOR rate.  The Term Loan Agreement provides for the following term loans in two tranches: € 115,000 due in March 2023 and an additional € 150,000 that was drawn down in March 2020 and is due in March 2023.  The weighted average interest rate at April 30, 2020 was 0.824%.  At April 30, 2020, the balance outstanding was € 265,000 ($290,315).  We were in compliance with all covenants at April 30, 2020.

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At April 30, 2020, $405,000 was outstanding under this facility. The Term Loan Agreement provides for the following term loans in two tranches:  $200,000 due in September 2022, and $205,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 1.06% at April 30, 2020.  We were in compliance with all covenants at April 30, 2020.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. We had no balances outstanding under this facility at April 30, 2020 and October 31, 2019. We were in compliance with all covenants at April 30, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature between June 2023 and June 2030 and bear interest at fixed rates between 3.71% and 4.17%.  We were in compliance with all covenants at April 30, 2020.

In July 2015, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $100,000 of unsecured Senior Notes.  At April 30, 2020 and October 31, 2019, there was $92,857 outstanding under this agreement. Existing notes mature between July 2020 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2020.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At April 30, 2020 and October 31, 2019, there was $140,800 outstanding under this agreement. Existing notes mature between July 2020 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at April 30, 2020.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000.   At April 30, 2020 and October 31, 2019, $5,556 and $30,556, respectively, was outstanding under this facility. Existing notes mature in September 2020 and bear interest at a fixed rate of 2.21%.  We were in compliance with all covenants at April 30, 2020.

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

Class Action Litigation

On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code.  Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs.  Mediation is currently scheduled for June 2020. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $360 and $401, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

17.	Subsequent event

On June 1, 2020, we acquired Fluortek, Inc., a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $120,000, net of cash and other closing adjustments of approximately $5,000, utilizing cash on hand. This acquisition is being reported in our Advanced Technology Solutions segment, and is not expected to have a material impact on our consolidated financial statements.

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

On May 8, 2020, we announced that Joseph P. Kelley had been named Executive Vice President and Chief Financial Officer of the Company effective July 6, 2020. Mr. Kelley succeeds Gregory A. Thaxton, who previously announced his plans to retire. Upon Mr. Kelley’s start date, Mr. Thaxton will become Executive Vice President to the Company until he retires on August 28, 2020.

Segment Update

As described in Note 11, effective in the second quarter of 2020, we made changes to realign our management team and our operating segments. This realignment will enable us to better serve global customers and markets, to more efficiently leverage technology synergies, to operate divisions of significant size in a consistent and focused way and to position ourselves for our next chapter of profitable growth. The revised segments better reflect how we manage the Company, allocate resources, and assess performance of the businesses.

We realigned our former three operating segments into two: Industrial Precision Solutions and Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure.

Industrial Precision Solutions: This segment combines our former Adhesive Dispensing Systems (ADS) and Industrial Coating Systems (ICS) businesses. IPS enhances the technology synergies between ADS and ICS to deliver proprietary dispensing and processing technology, to diverse end markets. Product lines reduce material consumption, increase line efficiency and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.

Advanced Technology Solutions: This segment integrates our proprietary product technologies found in progressive stages of a customer’s production processes, such as surface treatment, precisely controlled dispensing of material and post-dispense test and inspection to ensure quality. Related single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing, balloons and catheters are used to dispense or control fluids in production processes or within customers’ end products. This segment predominantly serves customers in the electronics, medical and related high-tech industrial markets.

The financial information presented herein reflects the impact of the preceding changes and prior periods have been reviewed to reflect these changes.

COVID-19 Update

While the coronavirus (COVID-19) pandemic did not have a material adverse effect on our reported results for the second quarter, we continue to actively monitor the impact of the pandemic, which may negatively impact our business and results of operations for the third quarter and potentially beyond. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things.

As a business supporting multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, transportation, energy, communications, and other critical infrastructure industries, we have continued to operate during the course of the COVID-19 pandemic in all of our production facilities, having taken the recommended public health measures to ensure

Nordson Corporation

worker and workplace safety. We have seen increases globally for several of our products. These products are being deployed in the fight against the COVID-19 pandemic in the medical industry, and are providing basic consumer necessities in the food and packaging industries. We continue to monitor our customers’ demand. As a result, there are practical limits to the extent we can increase output. Additionally, we are taking steps to offset cost increases from pandemic-related supply chain disruptions.  For more information about the risks to the Company as a result of the COVID-19 pandemic and its potential impact on our ability to operate, results of operations, financial condition, liquidity and capital investments, see “Part II, Item 1A. Risk Factors” in this report.

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

Results of Operations

Sales

Sales – Worldwide sales for the three months ended April 30, 2020 were $529,478, a decrease of 3.9% from sales of $551,119 for the comparable period of 2019. Sales volume decreased 2.5% and unfavorable currency effects decreased sales by 1.4%. While sales were likely negatively impacted by the general decline in the global business environment due to the pandemic, the portion of the sales decline attributable to the pandemic is not determinable.

Sales of the Industrial Precision Solutions segment for the three months ended April 30, 2020 were $282,274 compared to $301,824 in the comparable period of 2019, a decrease of $19,550, or 6.5%. The decrease was due to an organic sales volume decrease of 4.5%, and unfavorable currency effects that decreased sales by 2.0%.  Within this segment, sales volume increased in the United States and Japan regions, which was more than offset by softness in all other regions. Growth in our product lines serving consumer non-durable end markets, such as nonwovens, was offset by weakness in sales of product lines serving end markets such as automotive and general industrial.

Sales of the Advanced Technology Solutions segment for the three months ended April 30, 2020 were $247,204 compared to $249,295 in the comparable period of 2019, a decrease of $2,091, or 0.8%. The decrease was due to a sales volume decrease of 0.2% and unfavorable currency effects that decreased sales by 0.6%.  The sales volume decrease consisted of 0.8% from an organic volume decrease, partially offset by a 0.6% increase from the first-year effect of the Optical acquisition. Within this segment, sales volume increased in the Asia and Japan regions and was more than offset by softness in all other regions.  Growth in product lines serving medical end markets and fluid dispense product lines serving electronics end markets was more than offset by weakness in our test and inspection and fluid dispense product lines serving industrial end markets.

Sales outside the United States accounted for 64.3% of our sales in the three months ended April 30, 2020 compared to 65.4% in the comparable period of 2019. On a geographic basis, sales in the United States were $188,933, a decrease of 0.9% from the comparable period of 2019. The decrease in sales was due to an organic sales volume decrease of 1.2%, offset by a 0.3% increase from acquisitions. In the Americas region, sales were $36,673, a decrease of 16% from the comparable period of 2019, with volume decreasing 11.6% and unfavorable currency effects of 4.4%.  The decrease in sales volume consisted of lower organic volume of 11.8%, offset by a 0.2% increase from acquisitions. Sales in Europe were $136,056, a decrease of 9.0% from the comparable period of 2019, with volume decreasing 6.1% and unfavorable currency effects of 2.9%. The decrease in sales volume consisted of lower organic volume of 6.7%, offset by a 0.6% increase from acquisitions. Sales in Japan were $31,575, an increase of 5.1% from the comparable period of 2019, with volume increasing 2.8%, and favorable currency effects of 2.3%. Sales in the Asia Pacific region were $136,241, a decrease of 0.7% from the comparable period of 2019, with volume increasing 0.9%, offset by unfavorable currency effects of 1.6%. The increase in sales volume consisted of organic volume growth of 0.8%, and a 0.1% increase from acquisitions.

Nordson Corporation

Worldwide sales for the six months ended April 30, 2020 were $1,024,394, a 2.3% decrease from sales of $1,049,029 for the comparable period of 2019.  The decrease was due to a sales volume decrease of 1.3%, and unfavorable currency effects that decreased sales by 1.0%.  The decrease in sales volume consisted of an organic volume decrease of 1.7%, offset by a 0.4% increase from acquisitions.

Sales of the Industrial Precision Solutions segment for the six months ended April 30, 2020 were $546,073 compared to $565,277 in the comparable period of 2019, a decrease of $19,204, or 3.4%.  The decrease was due to an organic sales volume decrease of 1.9%, and unfavorable currency effects that decreased sales by 1.5%. Within this segment, sales volume increased in the United States and Japan, which was more than offset by decreases in all other regions. Growth in our product lines serving consumer non-durable end markets, such as nonwovens, was more than offset by weakness in sales of product lines serving end markets such as automotive and general industrial.

Sales of the Advanced Technology Solutions segment for the six months ended April 30, 2020 were $478,321 compared to $483,752 in the comparable period of 2019, a decrease of $5,431, or 1.1%.  The decrease was due to a sales volume decrease of 0.6%, and unfavorable currency effects that decreased sales by 0.5%.  The sales volume decrease consisted of 1.4% from an organic volume decrease, partially offset by 0.8% growth from the first year effect of the Optical acquisition.  Within this segment, sales volume increased in the Asia Pacific region, was more than offset by softness in all other regions. Growth in product lines serving medical end markets and fluid dispense product lines serving electronic end markets was offset by weakness in our test and inspection and fluid dispense product lines serving industrial end markets.

Sales outside the United States accounted for 63.2% of sales in the six months ended April 30, 2020 compared to 65.6% in the comparable period of 2019.  On a geographic basis, sales in the United States were $377,433, an increase of 4.5% from 2019. The increase in sales was due to an organic sales volume increase of 4.2% and a 0.3% increase from acquisitions. In the Americas region, sales were $67,756, a decrease of 11.0% from 2019, with sales volume decreasing 8.3%, and unfavorable currency effects of 2.7%. The decrease in sales volume consisted of 8.6% from an organic volume decrease, partially offset by a 0.3% increase from acquisitions. Sales in Europe were $262,447, a decrease of 7.0% from 2019, with sales volume decreasing 4.6% and unfavorable currency effects of 2.4%.  The decrease in sales volume consisted of 5.3% from an organic volume decrease, partially offset by a 0.7% increase from acquisitions. Sales in Japan were $59,127, an increase of 0.1% from 2019, with sales volume decreasing 1.8%, offset by favorable currency effects of 1.9%.  The decrease in sales volume consisted of 2.0% from an organic volume decrease, and was partially offset by a 0.2% increase from acquisitions. Sales in the Asia Pacific region were $257,631, a decrease of 4.8% from 2019, with sales volume decreasing 3.7% and unfavorable currency effects of 1.1%. The decrease in sales volume consisted of 3.9% from an organic volume decrease, partially offset by a 0.2% increase from acquisitions.

Operating profit – Cost of sales for the three months ended April 30, 2020 were $239,880, down from $249,590 in the comparable period of 2019.  Gross profit, expressed as a percentage of sales, was 54.7%, the same as in 2019.

Cost of sales for the six months ended April 30, 2020 were $471,602, down from $478,524 in the comparable period of 2019.  Gross profit, expressed as a percentage of sales, decreased to 54.0% for this same period from 54.4% in 2019.  Of the 0.4 percentage point decline in gross margin, unfavorable currency translation effects contributed 0.3 percentage points and unfavorable product mix contributed 0.1 percentage points.

Selling and administrative expenses for the three months ended April 30, 2020 were $164,569, down from $172,633 in the comparable period of 2019.  The 4.7% decrease includes 4.2% in support of base business and 1.3% due to favorable currency translation effects.  This improvement was partially offset by 0.6% due to the first year effect of acquisitions and 0.2% due to higher severance and restructuring costs.

Selling and administrative expenses for the six months ended April 30, 2020 were $352,670, down from $357,328 in the comparable period of 2019.  The 1.3% decrease includes 1.3% in support of base business and 0.9 percentage points in favorable currency translation effects.  This improvement was partially offset by 0.5% due to the first year effect of acquisitions and 0.4% due to higher severance and restructuring costs.

Selling and administrative expenses as a percentage of sales decreased to 31.1% for the three months ended April 30, 2020 compared to 31.3% in 2019. Of the 0.2 percentage point decrease, 0.5 percentage points were due to lower base business costs.  This improvement was partially offset by 0.2 percentage points due to the first year effect of acquisitions and 0.1 percentage point due to higher severance and restructuring costs.

Nordson Corporation

Selling and administrative expenses as a percentage of sales increased to 34.4% for the six months ended April 30, 2020 compared to 34.1% in 2019.  Of the 0.3 percentage point increase, 0.2 percentage points were due to higher severance and restructuring costs and 0.1 percentage point was due to higher salaries and employee related costs to support our base business.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Changes in exchange rates can materially impact reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro and Chinese Yuan during the first six months of 2020 as compared to the same period in 2019.

Operating profit as a percentage of sales increased to 23.6% for the three months ended April 30, 2020 compared to 23.4% in 2019. Of the 0.2 percentage point increase, lower base business costs contributed 0.5 percentage points and 0.4 percentage points were due to favorable product mix.  This improvement was partially offset by 0.4 percentage points due to unfavorable currency translation effects, 0.2 percentage points due to the first year effect of acquisitions, and 0.1 percentage point due to higher severance and restructuring costs.

Operating profit as a percentage of sales decreased to 19.5% for the six months ended April 30, 2020 compared to 20.3% in 2019. Of the 0.8 percentage point decrease, unfavorable currency translation effects contributed 0.3 percentage points, higher severance and restructuring costs contributed 0.2 percentage points, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.3 percentage points.

For the Industrial Precision Solutions segment, operating profit as a percentage of sales decreased to 27.1% for the three months ended April 30, 2020 compared to 28.3% in 2019. Of the 1.2 percentage point decrease in operating margin, 0.6 percentage points were due to unfavorable absorption due to lower sales volume and unfavorable product mix, 0.5 percentage points were due to unfavorable currency translation effects, and 0.1 percentage point was due to higher severance and restructuring costs.

For the Industrial Precision Solutions segment, operating profit as a percentage of sales decreased to 24.3% for the six months ended April 30, 2020 compared to 24.9% for the comparable period of 2019.  Of the 0.6 percentage point decline in operating margin, unfavorable currency translation effects contributed 0.4 percentage points and unfavorable absorption due to lower sales volume contributed 0.3 percentage points. These decreases were partially offset by 0.1 percentage point due to lower severance and restructuring expenses.

For the Advanced Technology Solutions segment, operating profit as a percentage of sales increased to 23.7% for the three months ended April 30, 2020 compared to 22.7% in 2019. Of the 1.0 percentage point improvement in operating margin, favorable product mix contributed 1.1 percentage points and lower base business costs contributed 0.5 percentage points.  These increases were partially offset by 0.4 percentage points due to the first year effect of acquisitions and 0.2 percentage points due to unfavorable currency translation effects.

For the Advanced Technology Solutions segment, operating profit as a percentage of sales decreased to 19.0% for the six months ended April 30, 2020 compared to 20.1% for the comparable period of 2019.  Of the 1.1 percentage point decrease in operating margin, higher severance and restructuring costs contributed 0.6 percentage points, unfavorable product mix contributed 0.3 percentage points, and unfavorable currency translation effects contributed 0.2 percentage points.

Interest and other income (expense) - Interest expense for the three months ended April 30, 2020 was $8,293, down from $12,372 for the comparable period of 2019.  Interest expense for the six months ended April 30, 2020 was $18,034, down from $24,738 for the comparable period of 2019.  These decreases were primarily due to lower average debt levels and lower interest rates compared to the prior year.

Other expense was $429 for the three months ended April 30, 2020, compared to other expense of $568 for the comparable period of 2019. Included in the current quarter’s other expense were pension costs of $2,851, offset by foreign currency gains of $2,992. Included in the prior year’s other expense were $1,489 of pension costs, partially offset by $627 of foreign currency gains.

Other expense was $3,275 for the six months ended April 30, 2020, compared to $4,757 for the comparable period of 2019. Included in the current year’s other expense were pension costs of $5,615, offset by foreign currency gains of $2,992. Included in the prior year’s other expense were $2,980 of pension costs and $346 of foreign currency losses.

Nordson Corporation

Income taxes – We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and six months ended April 30, 2020 was 21.0% and 19.8%, respectively. The effective tax rate for the three and six months ended April 30, 2019 was 20.9% and 23.9%, respectively.

Our income tax provision included a discrete tax benefit of $138 and $2,675 due to our share-based payment transactions for the three and six months ended April 30, 2020, respectively. Our income tax provision included a similar discrete tax benefit of $2,149 and $3,017 for the three and six months ended April 30, 2019, respectively.

During the six months ended April 30, 2019, a discrete tax expense of $4,866 was recorded to update the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act.

Net income – Net income for the three months ended April 30, 2020, was $92,079, or $1.58 per diluted share, compared to $91,923, or $1.58 per diluted share, in the same period of 2019. This represents a 0.2% increase in net income. Net income for the three months ended April 30, 2020 was comparable to the same period of 2019 as lower sales were offset by reduced selling and administrative expenses and lower interest expense. For the six months ended April 30, 2020, net income was $144,083, or $2.47 per diluted share, compared to $140,490, or $2.41 per diluted share, in the same period of 2019. This represents a 2.6% increase in net income and a 2.5% increase in diluted earnings per share. These increases are due primarily to lower income tax and interest expenses in the current year.

Foreign Currency Effects

In the aggregate, average exchange rates for 2020 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2019.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended April 30, 2020 were translated at exchange rates in effect during the same period of 2019, sales would have been approximately $7,700 higher while third-party costs and expenses would have been approximately $3,600 higher. If transactions for the six months ended April 30, 2020 were translated at exchange rates in effect during the same period of 2019, sales would have been approximately $10,500 higher while third-party costs and expenses would have been approximately $5,000 higher.

Financial Condition

Liquidity and Capital Resources

During the six months ended April 30, 2020, cash and cash equivalents increased $155,091.  Cash provided by operations during this period was $218,179, compared to $161,912 for the six months ended April 30, 2019.  Cash of $202,251 was generated from net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, deferred income taxes, other non-cash expense and loss on sale of property, plant and equipment), compared to $206,475 for the comparable period of 2019.  Changes in operating assets and liabilities increased cash by $15,928 in the six months ended April 30, 2020, compared to decreasing cash by $44,563 in the comparable period of 2019. The primary reason for this increase was due to higher collections of receivables.

Cash used in investing activities was $27,731 for the six months ended April 30, 2020, compared to $25,688 in the comparable period of 2019. Capital expenditures in the six months ended April 30, 2020 were $25,835, compared to $26,603 in the comparable period of 2019.

Cash used in financing activities was $30,987 for the six months ended April 30, 2020, compared to $86,560 used in the comparable period of 2019.  Net Proceeds of long-term debt were $39,822 during the six months ended April 30, 2020, compared to net proceeds of long-term debt of $60,277 in the prior year period. Cash of $41,930 was used for the purchase of treasury shares associated with employee benefit plans and cash of $43,878 was used for dividend payments in the current year period, compared to $118,089 and $40,239, respectively, in the comparable period of 2019. Issuance of common shares related to employee benefit plans generated $18,547 during the six months ended April 30, 2020 compared to $14,454 in the comparable period of 2019.

Nordson Corporation

The following is a summary of significant changes in balance sheet captions from October 31, 2019 to April 30, 2020. Receivables decreased $55,852 due to higher collections. Current maturities of long-term debt decreased $125,140 primarily driven by a payment of $100,000 on our Term Loan Agreement and a $25,000 payment on our notes issued under our agreement with New York Life. Long-term debt increased $161,821 primarily due to net borrowings of our long-term debt, partially offset by the payments related to current maturities noted above.

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $447,703 of the total $1,000,000 authorized remained available for share repurchases at April 30, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Contractual Obligations

In March 2020, we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EURIBOR rate.  The Term Loan Agreement provides for the following term loans in two tranches: € 115,000 due in March 2023 and an additional € 150,000 that was drawn down in March 2020 and is due in March 2023.  The weighted average interest rate at April 30, 2020 was 0.824%.  At April 30, 2020, the balance outstanding was € 265,000 ($290,315).  We were in compliance with all covenants at April 30, 2020.

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At April 30, 2020, $405,000 was outstanding under this facility.  The Term Loan Agreement provides for the following two tranches: $200,000 due in September 2022, and $205,000 due in March 2024.  The weighted average interest rate for borrowings under this agreement was 1.06% at April 30, 2020.  We were in compliance with all covenants at April 30, 2020.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. We had no balances outstanding under this facility at April 30, 2020 and October 31, 2019. We were in compliance with all covenants at April 30, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature between June 2023 and June 2030 and bear interest at fixed rates between 3.71% and 4.17%.  We were in compliance with all covenants at April 30, 2020.

In July 2015, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $100,000 of unsecured Senior Notes.  At April 30, 2020 and October 31, 2019, there was $92,857 outstanding under this agreement. Existing notes mature between July 2020 and July 2027 and bear interest at fixed rates of 2.89% and 3.19%.  We were in compliance with all covenants at April 30, 2020.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At April 30, 2020 and October 31, 2019, there was $140,800 outstanding under this agreement. Existing notes mature between July 2020 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at April 30, 2020.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000.   At April 30, 2020 and October 31, 2019, $5,556 and $30,556, respectively, was outstanding under this facility. Existing notes mature in September 2020 and bear interest at a fixed rate of 2.21%.  We were in compliance with all covenants at April 30, 2020.

Nordson Corporation

Outlook

We are optimistic about our longer-term growth opportunities in the diverse consumer non-durable, industrial, medical, electronics, consumer durable and automotive end markets we serve. We also support our customers with parts and consumables, where a significant percentage of our revenue is recurring. For 2020, due to the uncertainties of the duration and impact of the COVID-19 pandemic, we have suspended our previously announced annual guidance.

We move forward with caution given the potential for a lower-growth macroeconomic environment, continued trade negotiations between the U.S. and other countries and the marketplace effects of political instability in certain areas of the world.  We are also monitoring the COVID-19 pandemic. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the second quarter, we are continuing to actively monitor the impact of the pandemic, which may negatively impact our business and results of operations for the third quarter and potentially beyond. We are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2019 and in Part II, Item 1A, Risk Factors in this report.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2020.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2020 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Litigation

On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code.  Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs.  Mediation is currently scheduled for June 2020. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At April 30, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $360 and $401, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be different than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 (the “2019 Form 10-K”). Many of the risks identified in the 2019 Form 10-K are, and will be further, exacerbated by the impact of the COVID-19 pandemic and the actions taken by governmental entities, businesses, individuals and others in response to the pandemic. Other than as set forth below, there have been no material changes to the risk factors previously disclosed in the 2019 Form 10-K.

The COVID-19 pandemic may have a negative impact, which could be material, on our ability to operate, results of operations, financial condition, liquidity and capital investments.

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, social distancing protocols, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and we intend to continue providing our products and services to these customers. However, any negative impact of the COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. In addition, preventive measures we may voluntarily put in place may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners and other potential adverse effects. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain, as well as decreased customer demand for our products and services. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization and capital investments. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic cannot be reasonably estimated at this time due to the uncertainty of future developments.

Nordson Corporation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2020:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(2)	or Programs(2)
February 1, 2020 to February 29, 2020	—	—	—	$485,242
March 1, 2020 to March 31, 2020	212	120.71	212	$459,543
April 1, 2020 to April 30, 2020	88	135.33	88	$447,703
Total	300		300

(1)	Includes shares tendered for taxes related to vesting of restricted stock.
(2)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $447,703 of the total $1,000,000 authorized remained available for share repurchases at April 30, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended April 30, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at April 30, 2020 and October 31, 2019, (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104

The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

*	Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 2020	Nordson Corporation

By: /s/ Gregory A. Thaxton
Gregory A. Thaxton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)