Form 10-Q
period 2020-07-31
NORDSON CORP
filed 2020-09-04
CIK 72331

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 25, 2020:  58,034,535

Nordson Corporation

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
(In thousands, except for per share data)
Sales	$538,181	$559,746	$1,562,575	$1,608,775
Operating costs and expenses:
Cost of sales	257,373	257,123	728,975	735,647
Selling and administrative expenses	168,753	172,347	521,423	529,675
	426,126	429,470	1,250,398	1,265,322
Operating profit	112,055	130,276	312,177	343,453
Other income (expense):
Interest expense	(7,314)	(11,500)	(25,348)	(36,238)
Interest and investment income	434	511	1,301	1,153
Other - net	(9,668)	210	(12,943)	(4,546)
	(16,548)	(10,779)	(36,990)	(39,631)
Income before income taxes	95,507	119,497	275,187	303,822
Income taxes	8,526	25,569	44,123	69,404
Net income	$86,981	$93,928	$231,064	$234,418
Average common shares	57,693	57,395	57,679	57,463
Incremental common shares attributable to equity compensation	734	722	725	720
Average common shares and common share equivalents	58,427	58,117	58,404	58,183
Basic earnings per share	$1.51	$1.64	$4.01	$4.08
Diluted earnings per share	$1.49	$1.62	$3.96	$4.03

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
(In thousands)
Net income	$86,981	$93,928	$231,064	$234,418
Components of other comprehensive income (loss):
Foreign currency translation adjustments	28,943	(7,172)	10,509	227
Amortization of prior service cost and net actuarial losses, net of tax	2,621	2,378	9,748	5,328
Total other comprehensive income (loss)	31,564	(4,794)	20,257	5,555
Total comprehensive income	$118,545	$89,134	$251,321	$239,973

See accompanying notes.

Nordson Corporation

Condensed Consolidated Balance Sheets

	July 31, 2020	October 31, 2019
(In thousands)
Assets
Current assets:
Cash and cash equivalents	$221,783	$151,164
Receivables - net	498,283	530,765
Inventories - net	310,557	283,399
Prepaid expenses and other current assets	50,075	45,867
Total current assets	1,080,698	1,011,195
Property, plant and equipment - net	414,982	398,895
Operating right of use lease assets	132,062	—
Goodwill	1,701,914	1,614,739
Intangible assets - net	435,817	445,575
Deferred income taxes	11,674	11,261
Other assets	42,811	34,782
Total assets	$3,819,958	$3,516,447
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$71,355	$85,139
Income taxes payable	635	15,601
Accrued liabilities	161,044	161,655
Customer advanced payments	45,713	41,131
Current maturities of long-term debt	43,598	168,738
Operating lease liability - current	18,636	—
Finance lease liability - current	6,237	5,362
Total current liabilities	347,218	477,626
Long-term debt	1,221,082	1,075,404
Operating lease liability - noncurrent	117,609	—
Finance lease liability - noncurrent	10,969	9,513
Deferred income taxes	85,363	83,564
Pension obligations	132,769	158,506
Postretirement obligations	87,448	86,368
Other long-term liabilities	47,588	44,421
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	526,923	483,116
Retained earnings	2,912,848	2,747,650
Accumulated other comprehensive loss	(211,624)	(231,881)
Common shares in treasury, at cost	(1,470,488)	(1,430,093)
Total shareholders' equity	1,769,912	1,581,045
Total liabilities and shareholders' equity	$3,819,958	$3,516,447

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Shareholders’ Equity

	Nine Month Period Ended July 31, 2020
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	12,330	—	—	4,049	16,379
Stock-based compensation	—	6,105	—	—	—	6,105
Purchase of treasury shares (26,223 shares)	—	—	—	—	(4,311)	(4,311)
Dividends declared ($0.38 per share)	—	—	(21,915)	—	—	(21,915)
Net income	—	—	52,004	—	—	52,004
Impact of adoption of ASU 2016-02 (See Note 2)	—	—	(1,055)	—	—	(1,055)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	2,793	—	2,793
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,229	—	3,229
January 31, 2020	$12,253	$501,551	$2,776,684	$(225,859)	$(1,430,355)	$1,634,274
Shares issued under company stock and employee benefit plans	—	2,362	—	—	(194)	2,168
Stock-based compensation	—	(72)	—	—	—	(72)
Purchase of treasury shares (300,894 shares)	—	—	—	—	(37,619)	(37,619)
Dividends declared ($0.38 per share)	—	—	(21,963)	—	—	(21,963)
Net income	—	—	92,079	—	—	92,079
Impact of adoption of ASU 2016-02 (See Note 2)			956			956
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(21,227)	—	(21,227)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,898	—	3,898
April 30, 2020	$12,253	$503,841	$2,847,756	$(243,188)	$(1,468,168)	$1,652,494
Shares issued under company stock and employee benefit plans	—	20,110	—	—	7,647	27,757
Stock-based compensation	—	2,972	—	—	—	2,972
Purchase of treasury shares (53,735 shares)	—	—	—	—	(9,967)	(9,967)
Dividends declared ($0.38 per share)	—	—	(21,859)	—	—	(21,859)
Net income	—	—	86,981	—	—	86,981
Impact of adoption of ASU 2016-02 (See Note 2)			(30)			(30)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,943	—	28,943
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,621	—	2,621
July 31, 2020	$12,253	$526,923	$2,912,848	$(211,624)	$(1,470,488)	$1,769,912

Nordson Corporation

	Nine Month Period Ended July 31, 2019
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans	—	1,016	—	—	2,591	3,607
Stock-based compensation	—	4,359	—	—	—	4,359
Purchase of treasury shares (901,545 shares)	—	—	—	—	(107,667)	(107,667)
Dividends declared ($0.35 per share)	—	—	(20,210)	—	—	(20,210)
Net income	—	—	48,567	—	—	48,567
Impact of adoption of ASU 2014-09	—	—	4,329	—	—	4,329
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	16,463	—	16,463
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,352	—	1,352
January 31, 2019	$12,253	$451,930	$2,521,061	$(161,499)	$(1,422,204)	$1,401,541
Shares issued under company stock and employee benefit plans	—	8,116	—	—	2,731	10,847
Stock-based compensation	—	4,869	—	—	—	4,869
Purchase of treasury shares (78,957 shares)	—	—	—	—	(10,422)	(10,422)
Dividends declared ($0.35 per share)	—	—	(20,029)	—	—	(20,029)
Net income	—	—	91,923	—	—	91,923
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(9,064)	—	(9,064)
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,598	—	1,598
April 30, 2019	$12,253	$464,915	$2,592,955	$(168,965)	$(1,429,895)	$1,471,263
Shares issued under company stock and employee benefit plans	—	2,245	—	—	576	2,821
Stock-based compensation	—	3,791	—	—	—	3,791
Purchase of treasury shares (261 shares)	—	—	—	—	(35)	(35)
Dividends declared ($0.35 per share)	—	—	(20,086)	—	—	(20,086)
Net income	—	—	93,928	—	—	93,928
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(7,172)	—	(7,172)
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,378	—	2,378
July 31, 2019	$12,253	$470,951	$2,666,797	$(173,759)	$(1,429,354)	$1,546,888

See accompanying notes.

Nordson Corporation

Condensed Consolidated Statements of Cash Flows

Nine months ended	July 31, 2020	July 31, 2019
(In thousands)
Cash flows from operating activities:
Net income	$231,064	$234,418
Depreciation and amortization	84,164	83,331
Non-cash stock compensation	9,005	13,019
Deferred income taxes	(6,402)	(1,828)
Other non-cash expense	5,874	2,455
Loss on sale of property, plant and equipment	274	1,053
Changes in operating assets and liabilities	(14,021)	(96,017)
Net cash provided by operating activities	309,958	236,431
Cash flows from investing activities:
Additions to property, plant and equipment	(36,096)	(46,002)
Proceeds from sale of property, plant and equipment	164	1,037
Equity investments	(2,000)	(844)
Acquisition of businesses, net of cash acquired	(125,260)	(12,110)
Net cash used in investing activities	(163,192)	(57,919)
Cash flows from financing activities:
Proceeds from long-term debt	165,734	184,892
Repayment of long-term debt	(163,994)	(148,883)
Repayment of finance lease obligations	(5,814)	(4,442)
Issuance of common shares	46,304	17,275
Purchase of treasury shares	(51,897)	(118,124)
Dividends paid	(65,737)	(60,325)
Net cash used in financing activities	(75,404)	(129,607)

Effect of exchange rate changes on cash	(743)	3,262
Increase in cash and cash equivalents	70,619	52,167
Cash and cash equivalents:
Beginning of year	151,164	95,678
End of period	$221,783	$147,845

See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2020

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

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended October 31, 2019. Certain reclassifications have been made to the prior year financial statements to conform to current year classifications, which included the reclassification of amounts as a result of the realignment of our operating segments. Refer to Note 11 for details on our operating segments.

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

Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied.  Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of July 31, 2020 and 2019 were not material.

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

As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at July 31, 2020 and October 31, 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services.  Sales, value add, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue.  As a practical expedient, we may exclude the assessment of whether goods or services are performance obligations, if they are immaterial in the context of the contract, and combine these with other performance obligations.  While payment terms and conditions vary by contract type, we have determined that our contracts generally do not include a significant financing component.  We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs as a significant portion of these costs are incurred prior to transfer of control to the customer.  We have also elected to apply the practical expedient to expense sales commissions as they are incurred as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling and administrative expenses in our Consolidated Statements of Income.

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

Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding.  Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation.  Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended July 31, 2020 were 210. No options were excluded from the calculation of diluted earnings per share for the three months ended July 31, 2019. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2020 and 2019 were 127 and 235, respectively.
2.	Recently issued accounting standards

New accounting guidance adopted:

On November 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Accounting Standards Codification (ASC) 842, “Leases.” This standard requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than 12 months. We elected to use the transition option, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We elected the practical expedient package related to the identification of leases in contracts, lease classification, and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we have not reassessed such conclusions, we did not adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated, to separate non-lease components within our lease portfolios, or to determine whether a purchase option will be exercised.  There was not a material cumulative-effect adjustment to our beginning retained earnings for the adoption of this standard.  Upon adoption, we recognized operating right-of-use assets and lease liabilities in our Consolidated Balance Sheet of $130,583 and $134,853 as of November 1, 2019, respectively, and operating right-of-use assets and lease liabilities were $132,062 and $136,245 as of July 31, 2020, respectively.  Adoption of the new standard did not have a material impact on our Consolidated Statements of Income and Cash Flows.  Refer to Note 14 for further discussion of leases.

New accounting guidance issued and not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable.  We will be required to use a current expected credit loss model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables.  The standard does not prescribe a specific method to make an estimate so the application will require judgment and should consider historical information, current information, and reasonable and supportable forecasts, and includes estimates of prepayment.  This guidance will become effective for us on November 1, 2020.  We are advancing in the implementation process as we are gathering and evaluating historical data to determine our policy and are reviewing our business processes and controls to support the recognition and disclosure under the new standard, and are currently assessing the impact this standard will have on our Consolidated Financial Statements.

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

Nordson Corporation

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40),” a new standard which makes a number of changes meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It will be effective for us beginning November 1, 2020.  Early adoption is permitted. We are currently evaluating our arrangements to determine policy and transition approach with efforts focused on business processes and controls to support the new standard.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20),” a new standard which addresses defined benefit plans.  The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligations for postretirement health care benefits.  A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  Additionally, the standard clarifies disclosure requirements surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  It will be effective for us beginning November 1, 2021.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

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

2020 acquisition

On June 1, 2020, we acquired 100% of the outstanding shares of Fluortek, Inc., a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years), and $770 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results for Fluortek are not material to the company’s consolidated financial statements. As of July 31, 2020, the purchase price allocations remain preliminary as we complete our assessments of intangible assets and income taxes.

Nordson Corporation

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

4.	Inventories

At July 31, 2020 and October 31, 2019, inventories consisted of the following:

	July 31, 2020	October 31, 2019
Finished goods	$196,611	$183,973
Raw materials and component parts	107,145	102,044
Work-in-process	54,123	42,904
	357,879	328,921
Obsolescence and other reserves	(41,570)	(39,377)
LIFO reserve	(5,752)	(6,145)
	$310,557	$283,399

5.	Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the nine months ended July 31, 2020 by operating segment are as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2019	$411,461	$1,203,278	$1,614,739
Acquisitions	—	76,047	76,047
Currency effect	6,088	5,040	11,128
Balance at July 31, 2020	$417,549	$1,284,365	$1,701,914

As part of our change in operating segments as described in Note 11, we considered whether the reporting units used for purposes of assessing impairment of goodwill should be changed and concluded that no changes were necessary.

Information regarding our intangible assets subject to amortization is as follows:

	July 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$503,804	$203,589	$300,215
Patent/technology costs	163,550	81,590	81,960
Trade name	98,691	46,553	52,138
Non-compete agreements	12,472	10,972	1,500
Other	1,401	1,397	4
Total	$779,918	$344,101	$435,817

	October 31, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,007	$173,996	$306,011
Patent/technology costs	154,735	71,663	83,072
Trade name	96,655	41,303	55,352
Non-compete agreements	11,540	10,406	1,134
Other	1,400	1,394	6
Total	$744,337	$298,762	$445,575

Nordson Corporation

Amortization expense for the three months ended July 31, 2020 and 2019 was $16,577 and $13,903, respectively. Amortization expense for the nine months ended July 31, 2020 and 2019 was $47,410 and $41,665, respectively. Refer to Note 3 for an explanation of the change in goodwill and intangible assets due to the Fluortek acquisition.

6.	Pension and other postretirement plans

The components of net periodic pension cost for the three and nine months ended July 31, 2020 and 2019 were:

	U.S.		International
Three Months Ended	2020	2019	2020	2019
Service cost	$5,146	$3,740	$519	$484
Interest cost	3,970	4,736	256	416
Expected return on plan assets	(6,165)	(5,908)	(313)	(397)
Amortization of prior service credit	(21)	(16)	(72)	(76)
Amortization of net actuarial loss	3,510	1,938	739	424
Settlement loss	2,508	—	—	—
Total benefit cost	$8,948	$4,490	$1,129	$851

	U.S.		International
Nine Months Ended	2020	2019	2020	2019
Service cost	$15,439	$10,895	$1,550	$1,454
Interest cost	11,913	13,726	769	1,262
Expected return on plan assets	(18,499)	(17,506)	(948)	(1,204)
Amortization of prior service credit	(63)	(46)	(214)	(228)
Amortization of net actuarial loss	10,529	5,026	2,201	1,280
Settlement loss	2,508	—	—	—
Total benefit cost	$21,827	$12,095	$3,358	$2,564

During the third quarter of 2020, we recognized a settlement loss of $2,508 as a result of a lump sum distribution from our supplemental executive retirement plan.

The components of other postretirement benefit cost for the three and nine months ended July 31, 2020 and 2019 were:

	U.S.		International
Three Months Ended	2020	2019	2020	2019
Service cost	$187	$70	$4	$3
Interest cost	657	698	3	3
Amortization of prior service credit	(5)	(6)	—	—
Amortization of net actuarial (gain) loss	380	162	(9)	(5)
Total benefit cost	$1,219	$924	$(2)	$1

	U.S.		International
Nine Months Ended	2020	2019	2020	2019
Service cost	$520	$401	$11	$13
Interest cost	1,830	2,195	10	15
Amortization of prior service credit	(13)	(20)	—	—
Amortization of net actuarial (gain) loss	1,057	467	(27)	(22)
Total benefit cost	$3,394	$3,043	$(6)	$6

The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.

Nordson Corporation

7.	Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three and nine months ended July 31, 2020 was 8.9% and 16.0%, respectively.   The effective tax rate for the three and nine months ended July 31, 2019 was 21.4% and 22.8%, respectively. The effective tax rate for the three and nine months ended July 31, 2020 was lower than the comparable prior year periods primarily due to excess tax benefits associated with share-based payment transactions.

Due to our share-based payment transactions our income tax provision included a discrete tax benefit of $11,373 and $14,048 for the three and nine months ended July 31, 2020, respectively. Our income tax provision included a similar discrete tax benefit of $210 and $3,227 for the three and nine months ended July 31, 2019, respectively.

During the nine months ended July 31, 2019, a discrete tax expense of $4,866 was recorded to update the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act.

During the three months ended July 31, 2020 and July 31, 2019, we recorded a favorable adjustment to unrecognized tax benefits of $443 and $858, respectively. In addition, during the three months ended July 31, 2020 there was an increase of $5,664 in unrecognized tax benefits and, if recognized, the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet.

8.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative	Pension and	Accumulated
	translation	postretirement benefit	other comprehensive
	adjustments	plan adjustments	loss
Balance at October 31, 2019	$(53,332)	$(178,549)	$(231,881)
Amortization of prior service costs and net actuarial losses, net of tax of $(3,026)	—	9,748	9,748
Foreign currency translation adjustments	10,509	—	10,509
Balance at July 31, 2020	$(42,823)	$(168,801)	$(211,624)

9.	Stock-based compensation

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

Nordson Corporation

Stock Options

Nonqualified or incentive stock options may be granted to our employees and directors.  Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant.  Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest.  Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis.  We recognized compensation expense related to stock options of $2,385 and $2,525 in the three months ended July 31, 2020 and 2019, respectively. Corresponding amounts for the nine months ended July 31, 2020 and 2019 were $7,648 and $7,583, respectively.

The following table summarizes activity related to stock options for the nine months ended July 31, 2020:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2019	1,787	$97.74
Granted	391	166.38
Exercised	(587)	78.87
Forfeited or expired	(39)	144.70
Outstanding at July 31, 2020	1,552	$121.00	$112,752	7.2 years
Expected to vest	853	$141.34	$44,597	8.4 years
Exercisable at July 31, 2020	689	$95.33	$67,769	5.7 years

As of July 31, 2020, there was $13,963 of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be amortized over a weighted average period of approximately 1.7 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended	July 31, 2020	July 31, 2019
Expected volatility	24.5%-30.5%	24.1%-24.5%
Expected dividend yield	0.87%-1.16%	1.04%
Risk-free interest rate	0.44%-1.69%	2.84%-2.95%
Expected life of the option (in years)	5.3-6.3	5.3-6.2

The weighted-average expected volatility used to value the 2020 and 2019 options was 25.4% and 24.3%, respectively.

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.

The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2020 and 2019 was $38.57 and $31.74, respectively.

The total intrinsic value of options exercised during the three months ended July 31, 2020 and 2019 was $39,811 and $2,449, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2020 and 2019 was $58,758 and $21,770, respectively.

Cash received from the exercise of stock options for the nine months ended July 31, 2020 and 2019 was $46,304 and $17,275, respectively.

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

The following table summarizes activity related to restricted shares during the nine months ended July 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2019	66	$126.83
Granted	25	169.62
Forfeited	(6)	131.06
Vested	(26)	120.23
Restricted shares at July 31, 2020	59	$147.17

As of July 31, 2020, there was $5,053 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.0 years.  The amount charged to expense related to restricted shares during the three months ended July 31, 2020 and 2019 was $734 and $898, respectively. These amounts included common share dividends for the three months ended July 31, 2020 and 2019 of $21 and $22, respectively. For the nine months ended July 31, 2020 and 2019, the amounts charged to expense related to restricted shares were $2,995 and $2,762, respectively. These amounts included common share dividends for the nine months ended July 31, 2020 and 2019 of $64 and $58, respectively.

The following table summarizes activity related to restricted share units during the nine months ended July 31, 2020:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2019	—	$—
Granted	7	160.68
Restricted share units at July 31, 2020	7	$160.68

As of July 31, 2020, there was $295 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.3 years.  The amount charged to expense related to restricted share units during each of the three months ended July 31, 2020 and 2019 was $299 and $263, respectively. For the nine months ended July 31, 2020 and 2019, the corresponding amounts were $883 and $789, respectively.

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

The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered.  The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $160.02, $133.01 and $184.04 for 2020, $120.12 and $138.53 for 2019, and $123.45 and $138.53 for 2018.  During the three months ended July 31, 2020, $552 was credited to expense, and for the three months ended July 31, 2019, $15 was charged to expense. For the nine months ended July 31, 2020, $2,834 was credited to expense, and for the nine months ended July 31, 2019, $1,611 was charged to expense. The cumulative amount recorded in shareholders’ equity at July 31, 2020 was $1,455.

Nordson Corporation

Deferred Compensation

Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive and for executive officers, up to 90% of their share-based performance incentive payout each year.  Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2020 and 2019 was $83 and $74, respectively. For the nine months ended July 31, 2020 and 2019, the corresponding amounts were $247 and $219, respectively.

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

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2019	114	$55.52
Dividend equivalents	1	164.44
Outstanding at July 31, 2020	115	$56.27

The amount charged to expense related to director deferred compensation for the three months ended July 31, 2020 and 2019 was $44 and $38, respectively. For the nine months ended July 31, 2020 and 2019, the corresponding amounts were $130 and $113, respectively.
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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2020 and 2019:

	July 31, 2020	July 31, 2019
Beginning balance at October 31	$11,006	$12,195
Accruals for warranties	8,219	7,628
Warranty payments	(8,180)	(7,837)
Currency effect	221	(78)
Ending balance	$11,266	$11,908

11.	Operating segments

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

Nordson Corporation

We realigned our former three operating segments into two: Industrial Precision Solutions and Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure.

Industrial Precision Solutions: This segment combines our former Adhesive Dispensing Systems (ADS) and Industrial Coating Systems (ICS) businesses. IPS enhances the technology synergies between ADS and ICS to deliver proprietary dispensing and processing technology to diverse end markets. Product lines reduce material consumption, increase line efficiency and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.

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

The financial information presented herein reflects the impact of the preceding changes and prior periods have been revised to reflect these changes.

The following table presents information about our segments:

	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
Three months ended
July 31, 2020
Net external sales	$288,965	$249,216	$—	$538,181
Operating profit (loss)	74,744	49,952	(12,641)	112,055
July 31, 2019
Net external sales	$306,648	$253,098	$—	$559,746
Operating profit (loss)	88,811	53,562	(12,097)	130,276
Nine months ended
July 31, 2020
Net external sales	$835,038	$727,537	$—	$1,562,575
Operating profit (loss)	207,603	140,928	(36,354)	312,177
July 31, 2019
Net external sales	$871,925	$736,850	$—	$1,608,775
Operating profit (loss)	229,702	150,882	(37,131)	343,453

A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Total profit for reportable segments	$112,055	$130,276	$312,177	$343,453
Interest expense	(7,314)	(11,500)	(25,348)	(36,238)
Interest and investment income	434	511	1,301	1,153
Other-net	(9,668)	210	(12,943)	(4,546)
Income before income taxes	$95,507	$119,497	$275,187	$303,822

We have significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
United States	$183,508	$190,460	$560,941	$551,510
Americas	38,265	47,040	106,021	123,159
Europe	132,107	143,449	394,554	425,650
Japan	31,226	30,488	90,353	89,566
Asia Pacific	153,075	148,309	410,706	418,890
Total net external sales	$538,181	$559,746	$1,562,575	$1,608,775

Nordson Corporation

12.	Fair value measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$22,241	$—	$22,241	$—
Total assets at fair value	$22,241	$—	$22,241	$—
Liabilities:
Deferred compensation plans (b)	$12,030	$—	$12,030	$—
Foreign currency forward contracts (a)	6,484	—	6,484	—
Total liabilities at fair value	$18,514	$—	$18,514	$—

October 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,042	$—	$5,042	$—
Total assets at fair value	$5,042	$—	$5,042	$—
Liabilities:
Deferred compensation plans (b)	$11,850	$—	$11,850	$—
Foreign currency forward contracts (a)	2,381	—	2,381	—
Total liabilities at fair value	$14,231	$—	$14,231	$—

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

	July 31, 2020
	Carrying Amount	Fair Value
Long-term debt (including current portion), excluding unamortized debt issuance costs	1,264,680	1,330,739

We used the following methods and assumptions in estimating the fair value of financial instruments:

•

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.

Nordson Corporation

13.	Derivative financial instruments

We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended July 31, 2020, we recognized net gains of $17,255 on foreign currency forward contracts and net losses of $20,809 from the change in fair value of balance sheet positions. For the three months ended July 31, 2019, we recognized net gains of $975 on foreign currency forward contracts and net gains of $407 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2020, we recognized net gains of $13,096 on foreign currency forward contracts and losses of $13,658 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2019, we recognized gains of $769 on foreign currency forward contracts and gains of $267 from the change in fair value of balance sheet positions.

The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2020 and 2019:

	Notional Amounts
July 31, 2020 contract amounts:	Sell	Buy
Euro	$108,856	$207,198
British pound	18,861	60,397
Japanese yen	15,815	32,009
Australian dollar	174	7,682
Hong Kong dollar	56,279	74,714
Singapore dollar	1,357	15,982
Others	4,412	59,921
Total	$205,754	$457,903

	Notional Amounts
July 31, 2019 contract amounts:	Sell	Buy
Euro	$219,910	$90,043
British pound	20,542	45,955
Japanese yen	32,560	48,670
Australian dollar	350	7,683
Hong Kong dollar	1,209	136,818
Singapore dollar	782	15,449
Others	3,460	63,388
Total	$278,813	$408,006

We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the nine months ended July 31, 2020 and 2019, there were no significant concentrations of credit risk.
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

Nordson Corporation

We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles.  We often have options to renew lease terms for buildings and other assets.  We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors.  Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheet.  Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur.  Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant, and equipment – net on the Consolidated Balance Sheet. As of July 31, 2020, we have no material leases that have yet to commence.

Additional lease information is summarized below for the three and nine months ended July 31, 2020:

	Three months ended		Nine months ended
	July 31, 2020		July 31, 2020
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$1,779	$—	$5,293	$—
Interest	93	—	266	—
Lease cost(1)	1,872	5,406	5,559	16,073
Short-term and variable lease cost(1)	200	617	1,023	1,917
Total lease cost	$2,072	$6,023	$6,582	$18,000

(1)	Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.

Supplemental cash flow information is summarized below for the nine months ended July 31, 2020:

	Finance Leases	Operating Leases
Cash outflows for leases	$5,814	$15,935
Weighted average remaining lease term (years)	4.72 years	10.48 years
Weighted average discount rate	2.51%	1.69%

The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the statement of financial position as of July 31, 2020.  The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2020	$6,479	$20,709
2021	4,445	19,056
2022	2,735	16,106
2023	1,130	14,163
2024	669	12,160
Later years	3,210	68,085
Total minimum lease payments	$18,668	$150,279
Amounts representing interest	1,462	14,034
Present value of minimum lease payments	$17,206	$136,245

Nordson Corporation

15.	Long-term debt

A summary of long-term debt is as follows:

	July 31, 2020	October 31, 2019
Senior notes, due 2020-2025	$109,900	$140,800
Senior notes, due 2020-2027	85,714	92,857
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2022-2024	405,000	505,000
Euro loan, due 2023	312,022	128,219
Private shelf facility, due 2020	5,556	30,556
Development loans, due 2020-2026	—	951
	1,268,192	1,248,383
Less current maturities	43,598	168,738
Less unamortized debt issuance costs	3,512	4,241
Long-term maturities	$1,221,082	$1,075,404

In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EURIBOR rate.  The Term Loan Agreement provides for the following term loans in two tranches: € 115,000 due in March 2023 and an additional € 150,000 that was drawn down in March 2020 and is due in March 2023.  The weighted average interest rate at July 31, 2020 was 0.71%.  At July 31, 2020, the balance outstanding was € 265,000 ($312,022).  We were in compliance with all covenants at July 31, 2020.

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At July 31, 2020, $405,000 was outstanding under this facility. The Term Loan Agreement provides for the following term loans in two tranches:  $200,000 due in September 2022, and $205,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 0.82% at July 31, 2020.  We were in compliance with all covenants at July 31, 2020.

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. We had no balances outstanding under this facility at July 31, 2020 and October 31, 2019. We were in compliance with all covenants at July 31, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature between June 2023 and June 2030 and bear interest at fixed rates between 3.71% and 4.17%.  We were in compliance with all covenants at July 31, 2020.

In July 2015, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $100,000 of unsecured Senior Notes.  At July 31, 2020 and October 31, 2019, $85,714 and $92,857, respectively, was outstanding under this agreement. Existing notes mature between July 2021 and July 2027 and bear interest at fixed rates between 2.89% and 3.19%.  We were in compliance with all covenants at July 31, 2020.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At July 31, 2020 and October 31, 2019, $109,900 and $140,800, respectively, was outstanding under this agreement. Existing notes mature between July 2021 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at July 31, 2020.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000.   At July 31, 2020 and October 31, 2019, $5,556 and $30,556, respectively, was outstanding under this facility. Existing notes mature in September 2020 and bear interest at a fixed rate of 2.21%.  We were in compliance with all covenants at July 31, 2020.

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

Class Action Litigation

On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code.  Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs.  Following mediation in June 2020, the parties agreed to settle the lawsuit, subject to the execution of a written settlement agreement and court approval. If the settlement agreement is approved, the class action lawsuit will be resolved. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $360 and $401, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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

We realigned our former three operating segments into two: Industrial Precision Solutions (IPS) and Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure.

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

COVID-19 Update

We continue to support multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, packaging, transportation, energy, communications, and other critical infrastructure industries.    We have benefited from our geographical and product diversification as the end markets we serve have remained resilient in response to the COVID-19 pandemic.  Despite overall demand remaining modestly below prior year levels heading into the fourth quarter, during the third quarter, we experienced a reduction in demand in certain medical product lines due to elective surgeries being reduced as a result of the COVID-19 pandemic along with a reduction in demand in our industrial end markets due to the uncertainty ahead. We continue to actively monitor the impact of the COVID-19 pandemic, which may negatively impact our business and results of operations for the fourth quarter and potentially beyond.  However, the full extent of the COVID-19 pandemic on our operations and the markets we serve is highly uncertain and will depend largely on future developments related to the pandemic, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things. These developments are constantly evolving and cannot be accurately predicted. We continue to invest in the business, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the course of the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety. As a result, there have been unfavorable impacts on our manufacturing efficiencies. Additionally, we are taking steps to offset cost increases from pandemic-related supply chain disruptions.

Nordson Corporation

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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2019. Other than the adoption of the new lease standard as described in Note 2 of this report, there have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2019.

Results of Operations

Three months ended July 31, 2020

Worldwide sales for the three months ended July 31, 2020 were $538,181 a decrease of 3.9% from sales of $559,746 for the comparable period of 2019. Sales volume decreased 3.2% and unfavorable currency effects decreased sales by 0.7%. The decrease in sales volume consisted of 4.0% from an organic volume decrease, partially offset by 0.8% sales growth due to the Fluortek acquisition.  While sales were likely negatively impacted by the general decline in the global business environment due to the pandemic, the portion of the sales decline attributable to the pandemic is not determinable.

Sales outside the United States accounted for 65.9% of our sales in the three months ended July 31, 2020 compared to 66.0% in the comparable period of 2019. On a geographic basis, sales in the United States were $183,508, a decrease of 3.6% from the comparable period of 2019. The decrease in sales was due to an organic sales volume decrease of 4.4%, offset by a 0.8% increase from acquisitions. Sales in the Americas region were $38,265, a decrease of 18.7% from the comparable period of 2019, with volume decreasing 13.3% and unfavorable currency effects of 5.4%. The decrease in sales volume consisted of lower organic volume of 17.5%, offset by a 4.2% increase from acquisitions. Sales in Europe were $132,107, a decrease of 7.9% from the comparable period of 2019, with volume decreasing 7.3% and unfavorable currency effects of 0.6%. The decrease in sales volume consisted of lower organic volume of 7.6%, offset by a 0.3% increase from acquisitions. Sales in Japan were $31,226, an increase of 2.4% from the comparable period of 2019, with volume increasing 1.0%, and favorable currency effects of 1.4%. The increase in sales volume consisted of organic volume growth of 0.6%, and a 0.4% increase from acquisitions.  Sales in the Asia Pacific region were $153,075, an increase of 3.2% from the comparable period of 2019, with volume increasing 4.0%, offset by unfavorable currency effects of 0.8%. The increase in sales volume consisted of organic volume growth of 3.7%, and a 0.3% increase from acquisitions.

Cost of sales for the three months ended July 31, 2020 were $257,373, slightly up from $257,123 in the comparable period of 2019.  Gross profit, expressed as a percentage of sales, decreased to 52.2% for this same period from 54.1% in 2019. Of the 1.9 percentage point decline in gross margin, unfavorable product mix contributed 1.2 percentage points, unfavorable currency translation effects contributed 0.3 of a percentage point, and an inventory step-up related to the Fluortek acquisition as well as higher severance costs each contributed a negative impact of 0.2 of a percentage point, respectively. Severance costs were incurred in both of our segments as part of cost structure simplification actions made to improve operational efficiencies.

Selling and administrative expenses for the three months ended July 31, 2020 were $168,753, down from $172,347 in the comparable period of 2019.  The 2.1% decrease includes a 5.0% decrease related to the base business and 0.5% due to favorable currency translation effects.  This improvement was partially offset by 2.5% due to higher severance costs and 0.9% due to the first-year effect of acquisitions. Selling and administrative expenses as a percentage of sales increased to 31.4% for the three months ended July 31, 2020 compared to 30.8% in 2019.  The 0.6% percentage point increase includes a 1.0% percentage point increase due to higher severance costs and a 0.3% percentage point increase due to the first-year effect of acquisitions, which was partially offset by a 0.7% percentage point decrease in base business costs.

Nordson Corporation

Operating profit as a percentage of sales decreased to 20.8% for the three months ended July 31, 2020 compared to 23.3% in 2019.  Of the 2.5 percentage point decrease, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 1.5 percentage points, higher severance costs contributed 1.0 percentage point, unfavorable currency translation effects contributed 0.3 of a percentage point, and the first-year effect of acquisitions and an inventory step-up related to the Fluortek acquisition each unfavorably contributed a negative impact of 0.2 of a percentage point, respectively.  These were partially offset by a positive 0.7 percentage point impact of lower base business costs.

Interest expense for the three months ended July 31, 2020 was $7,314, down from $11,500 for the comparable period of 2019.  This decrease was primarily due to lower average debt levels and lower variable interest rates compared to the prior year.

Other expense was $9,668 for the three months ended July 31, 2020, compared to other income of $210 for the comparable period of 2019. Included in the current quarter’s other expense were pension costs of $5,326 and $3,554 of foreign currency losses.  Included in the prior year’s other income were $1,382 of foreign currency gains and $2,024 of pension costs.

Net income for the three months ended July 31, 2020, was $86,981, or $1.49 per diluted share, compared to $93,928, or $1.62 per diluted share, in the same period of 2019.  This represents a 7.4% decrease in net income, and a 8.0% decrease in diluted earnings per share.

Industrial Precision Solutions

Sales of the Industrial Precision Solutions segment for the three months ended July 31, 2020 were $288,965 compared to $306,648 in the comparable period of 2019, a decrease of $17,683, or 5.8%. The decrease was due to an organic sales volume decrease of 4.5% and unfavorable currency effects that decreased sales by 1.3%.  Growth in Asia geographic regions plus stable demand from product lines serving consumers in the non-durable end markets were offset by weakness in sales of product lines serving industrial markets primarily in the United States and Europe.

For the Industrial Precision Solutions segment, operating profit as a percentage of sales decreased to 25.9% for the three months ended July 31, 2020 compared to 29.0% in 2019.  Of the 3.1 percentage point decrease in operating margin, 2.5 percentage points were due to unfavorable absorption due to lower sales volume and unfavorable product mix, 0.8 of a percentage point was due to higher severance costs and 0.5 of a percentage point was due to unfavorable currency translation effects.  These were partially offset by a positive 0.7 of a percentage point impact due to lower base business costs.

Advanced Technology Solutions

Sales of the Advanced Technology Solutions segment for the three months ended July 31, 2020 were $249,216 compared to $253,098 in the comparable period of 2019, a decrease of $3,882, or 1.5%. The sales volume decrease consisted of 3.3% from an organic volume decrease, partially offset by a 1.8% increase due to acquisitions. Sales volume increases in test and inspection product lines serving electronics end markets and stable demand in certain medical product lines were offset by weakness in fluid dispense product lines serving industrial end markets.  The stable demand in medical is reflective of strength in some product lines, offset by meaningful softness in other medical products more closely tied to elective surgeries, which have been reduced as a result of the COVID-19 pandemic.

For the Advanced Technology Solutions segment, operating profit as a percentage of sales decreased to 20.0% for the three months ended July 31, 2020 compared to 21.2% in 2019.  Of the 1.2 percentage point decline in operating margin, 0.6 of a percentage point was due to higher severance costs, 0.6 of a percentage point was due to the first-year effect of acquisitions, 0.4 of  a percentage point was due to an inventory step-up related to the Fluortek acquisition and 0.2 of a percentage point was due to unfavorable absorption due to lower sales volume and unfavorable product mix.  These were partially offset by a positive 0.6 of a percentage point impact due to lower base business costs.

Nine months ended July 31, 2020

Worldwide sales for the nine months ended July 31, 2020 were $1,562,575, a 2.9% decrease from sales of $1,608,775 for the comparable period of 2019.  The decrease was due to lower sales volume of 2.0%, and unfavorable currency effects that decreased sales by 0.9%.  The decrease in sales volume consisted of an organic volume decrease of 2.5%, offset by a 0.5% increase from acquisitions.

Nordson Corporation

Sales outside the United States accounted for 64.1% of sales in the nine months ended July 31, 2020 compared to 65.7% in the comparable period of 2019.  On a geographic basis, sales in the United States were $560,941, an increase of 1.7% from 2019. The increase in sales was due to an organic sales volume increase of 1.2% and a 0.5% increase from acquisitions. Sales in the Americas region were $106,021, a decrease of 13.9% from 2019, with sales volume decreasing 10.2%, and unfavorable currency effects of 3.7%. The decrease in sales volume consisted of an organic volume decrease of 12.0% partially offset by a 1.8% increase from acquisitions. Sales in Europe were $394,554, a decrease of 7.3% from 2019, with sales volume decreasing 5.5% and unfavorable currency effects of 1.8%.  The decrease in sales volume consisted of an organic volume decrease of 6.0% partially offset by a 0.5% increase from acquisitions. Sales in Japan were $90,353, an increase of 0.9% from 2019, with sales volume decreasing 0.8%, offset by favorable currency effects of 1.7%.  The decrease in sales volume consisted of an organic volume decrease of 1.1% partially offset by a 0.3% increase from acquisitions. Sales in the Asia Pacific region were $410,706, a decrease of 2.0% from 2019, with sales volume decreasing 1.0% and unfavorable currency effects of 1.0%. The decrease in sales volume consisted of an organic volume decrease of 1.3%, partially offset by a 0.3% increase from acquisitions.

Cost of sales for the nine months ended July 31, 2020 were $728,975, down from $735,647 in the comparable period of 2019.  Gross profit, expressed as a percentage of sales, decreased to 53.3% for this same period from 54.3% in 2019.  Of the 1.0 percentage point decline in gross margin, unfavorable product mix contributed 0.5 of a percentage point, unfavorable currency translation effects contributed 0.3 of a percentage point, and an inventory step-up related to the Fluortek acquisition as well as higher severance costs each contributed a negative impact of 0.1 of a percentage point, respectively.

Selling and administrative expenses for the nine months ended July 31, 2020 were $521,423, down from $529,675 in the comparable period of 2019.  The 1.6% decrease includes a 2.6% decrease related to the base business and 0.8% due to favorable currency translation effects.  This improvement was partially offset by 1.1% due to higher severance costs and 0.7% due to the first-year effect of acquisitions. Selling and administrative expenses as a percentage of sales increased to 33.4% for the nine months ended July 31, 2020 compared to 32.9% in 2019.  The 0.5% percentage point increase includes a 0.5% percentage point increase due to higher severance costs and a 0.1% percentage point increase due to the first-year effect of acquisitions, which was partially offset by a 0.1% percentage point decrease in base business costs.

Operating profit as a percentage of sales decreased to 20.0% for the nine months ended July 31, 2020 compared to 21.3% in 2019.  Of the 1.3 percentage point decrease, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.5 of a percentage point, higher severance costs contributed 0.5 of a percentage point, unfavorable currency translation effects contributed 0.3 of a percentage point, and an inventory step-up related to the Fluortek acquisition and the first-year effect of acquisitions each contributed a negative impact of 0.1 of a percentage point, respectively.  These were partially offset by a positive 0.2 of a percentage point due to lower base business costs.

Interest expense for the nine months ended July 31, 2020 was $25,348, down from $36,238 for the comparable period of 2019. This decrease was primarily due to lower average debt levels and lower variable interest rates compared to the prior year.

Other expense was $12,943 for the nine months ended July 31, 2020, compared to $4,546 for the comparable period of 2019. Included in the current year’s other expense were pension costs of $10,941, and $562 of foreign currency losses.  Included in the prior year’s other expense were $5,004 of pension costs and $1,036 of foreign currency gains.

Net income for the nine months ended July 31, 2020, net income was $231,064, or $3.96 per diluted share, compared to $234,418, or $4.03 per diluted share, in the same period of 2019.  This represents a 1.4% decrease in net income, and a 1.7% decrease in diluted earnings per share.

Industrial Precision Solutions

Sales of the Industrial Precision Solutions segment for the nine months ended July 31, 2020 were $835,038 compared to $871,925 in the comparable period of 2019, a decrease of $36,887, or 4.2%.  The decrease was due to an organic sales volume decrease of 2.8%, and unfavorable currency effects that decreased sales by 1.4%. Growth in Asia geographic regions plus stable demand from product lines serving consumers in the non-durable end markets were offset by weakness in sales of product lines serving industrial markets primarily in the United States and Europe.

For the Industrial Precision Solutions segment, operating profit as a percentage of sales decreased to 24.9% for the nine months ended July 31, 2020 compared to 26.3% in 2019.  Of the 1.4 percentage point decline in operating margin, 0.8 of a percentage point was due to unfavorable absorption due to lower sales volume and unfavorable product mix, 0.4 of a percentage point was due to unfavorable currency translation effects and 0.2 of a percentage point was due to higher severance costs.

Nordson Corporation

Advanced Technology Solutions

Sales of the Advanced Technology Solutions segment for the nine months ended July 31, 2020 were $727,537 compared to $736,850 in the comparable period of 2019, a decrease of $9,313, or 1.3%.  The decrease was due to a sales volume decrease of 1.0%, and unfavorable currency effects that decreased sales by 0.3%.  The sales volume decrease consisted of an organic volume decrease of 2.1%, partially offset by 1.1% growth from acquisitions.  Sales volume increases in test and inspection product lines serving electronics end markets and stable demand in certain medical product lines were offset by weakness in fluid dispense product lines serving industrial end markets.  The stable demand in medical is reflective of strength in some product lines, offset by meaningful softness in other medical products more closely tied to elective surgeries, which have been reduced as a result of the COVID-19 pandemic.

For the Advanced Technology Solutions segment, operating profit as a percentage of sales decreased to 19.4% for the nine months ended July 31, 2020 compared to 20.5% in 2019.  Of the 1.1 percentage point decrease in operating margin, higher severance costs contributed 0.6 of a percentage point, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.3 of a percentage point, inventory step-up related to the Fluortek acquisition contributed 0.1 of a percentage point, and the first-year effect of acquisitions and unfavorable currency translation effects each had a negative impact of 0.1 of a percentage point, respectively.  These were partially offset by a positive 0.1 of a percentage point impact due to lower base business costs.

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs.  Changes in exchange rates can materially impact reported operating margins.  Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Euro and Chinese Yuan during the first nine months of 2020 as compared to the same period in 2019.

Income taxes

We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period.  Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and nine months ended July 31, 2020 was 8.9% and 16.0%, respectively. The effective tax rate for the three and nine months ended July 31, 2019 was 21.4% and 22.8%, respectively. The effective tax rate for the three and nine months ended July 31, 2020 was lower than the comparable prior year period primarily due to increased tax benefits from share-based payment transactions.

Due to our share-based payment transactions our income tax provision included a discrete tax benefit of $11,373 and $14,048 for the three and nine months ended July 31, 2020, respectively. Our income tax provision included a similar discrete tax benefit of $210 and $3,227 for the three and nine months ended July 31, 2019, respectively.

During the nine months ended July 31, 2019, a discrete tax expense of $4,866 was recorded to update the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act.

During the three months ended July 31, 2020 and July 31, 2019, we recorded a favorable adjustment to unrecognized tax benefits of $443 and $858, respectively.  In addition, during the three months ended July 31, 2020, there was an increase of $5,664 in unrecognized tax benefits and, if recognized, the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet.

Nordson Corporation

Foreign Currency Effects

In the aggregate, average exchange rates for 2020 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2019.  It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate.  However, if transactions for the three months ended July 31, 2020 were translated at exchange rates in effect during the same period of 2019, sales would have been approximately $4,000 higher while third-party costs and expenses would have been approximately $1,500 higher.  If transactions for the nine months ended July 31, 2020 were translated at exchange rates in effect during the same period of 2019, sales would have been approximately $14,600 higher while third-party costs and expenses would have been approximately $6,600 higher.

Financial Condition

Liquidity and Capital Resources

During the nine months ended July 31, 2020, cash and cash equivalents increased $70,619.  Cash provided by operations during this period was $309,958, compared to $236,431 for the nine months ended July 31, 2019.  Changes in operating assets and liabilities decreased cash by $14,021 in the nine months ended July 31, 2020, compared to decreasing cash by $96,017 in the comparable period of 2019. The primary reasons for this increase was due to high liquidation of working capital and changes in deferred taxes between periods.

Cash used in investing activities was $163,192 for the nine months ended July 31, 2020, compared to $57,919 used in the comparable period of 2019. During the nine months ended July 31, 2020, cash of $125,260 was used for the Fluortek acquisition while cash of $12,110 was used for the Optical acquisition in the comparable period of 2019. Capital expenditures in the nine months ended July 31, 2020 were $36,096, compared to $46,002 in 2019.

Cash used in financing activities was $75,404 for the nine months ended July 31, 2020, compared to $129,607 used in the comparable period of 2019.  Net Proceeds of long-term debt were $1,740 during the nine months ended July 31, 2020, compared to net proceeds of long-term debt of $36,009 in 2019. Cash of $65,737 was used for dividend payments and cash of $51,897 was used for the purchase of treasury shares associated with employee benefit plans in the current year period, compared to $60,325 and $118,124, respectively, in the comparable period of 2019. Issuance of common shares related to employee benefit plans generated $46,304 during the nine months ended July 31, 2020 compared to $17,275 in 2019, resulting from recent executive retirement activity and increased stock option exercises.

The following is a summary of significant changes in balance sheet captions from October 31, 2019 to July 31, 2020.  Goodwill increased by $87,175 driven primarily by the Fluortek acquisition.  Refer to Note 3 for an explanation of the change in goodwill due to the Fluortek acquisition. Current maturities of long-term debt decreased $125,140 primarily driven by a payment of $100,000 on our Term Loan Agreement and a $25,000 payment on notes issued under our agreement with New York Life which matured in July 2020. Long-term debt increased $145,678 primarily due to Euro loan borrowings during the period.

Contractual Obligations

In March 2020, we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited.  The interest rate is variable based on the EURIBOR rate.  The Term Loan Agreement provides for the following term loans in two tranches: € 115,000 due in March 2023 and an additional € 150,000 that was drawn down in March 2020 and is due in March 2023.  The weighted average interest rate at July 31, 2020 was 0.71%.  At July 31, 2020, the balance outstanding was €265,000 ($312,022).  We were in compliance with all covenants at July 31, 2020.

In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At July 31, 2020, $405,000 was outstanding under this facility. The Term Loan Agreement provides for the following term loans in two tranches:  $200,000 due in September 2022, and $205,000 due in March 2024.   The weighted average interest rate for borrowings under this agreement was 0.82% at July 31, 2020.  We were in compliance with all covenants at July 31, 2020.

Nordson Corporation

In April 2019, we entered into a $850,000 unsecured, multicurrency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans.  It expires in April 2024. We had no balances outstanding under this facility at July 31, 2020 and October 31, 2019. We were in compliance with all covenants at July 31, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.

In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of Senior Notes to the insurance companies and their affiliates. The notes start to mature between June 2023 and June 2030 and bear interest at fixed rates between 3.71% and 4.17%.  We were in compliance with all covenants at July 31, 2020.

In July 2015, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $100,000 of unsecured Senior Notes.  At July 31, 2020 and October 31, 2019, $85,714 and $92,857, respectively, was outstanding under this agreement. Existing notes mature between July 2021 and July 2027 and bear interest at fixed rates between 2.89% and 3.19%.  We were in compliance with all covenants at July 31, 2020.

In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At July 31, 2020 and October 31, 2019, $109,900 and $140,800, respectively, was outstanding under this agreement. Existing notes mature between July 2021 and July 2025 and bear interest at fixed rates between 2.62% and 3.13%.  We were in compliance with all covenants at July 31, 2020.

We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was increased to $200,000.   At July 31, 2020 and October 31, 2019, $5,556 and $30,556, respectively, was outstanding under this facility. Existing notes mature in September 2020 and bear interest at a fixed rate of 2.21%.  We were in compliance with all covenants at July 31, 2020.

Outlook

We are optimistic about our longer-term growth opportunities in the diverse consumer non-durable, industrial, medical, electronics, consumer durable and automotive end markets we serve. We also support our customers with parts and consumables, where a significant percentage of our revenue is recurring. For the fourth quarter of 2020, we expect sales to be comparable to slightly better than the third quarter of 2020 and operating profit is forecasted to improve modestly.

We move forward with caution given the potential for a lower-growth macroeconomic environment, continued trade negotiations between the U.S. and other countries and the marketplace effects of political instability in certain areas of the world.  We are also monitoring the COVID-19 pandemic, which may negatively impact our business and results of operations for the fourth quarter and potentially beyond. We are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows.

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

Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2020.  Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2020 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Litigation

On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code.  Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs.  Following mediation in June 2020, the parties agreed to settle the lawsuit, subject to the execution of a written settlement agreement and court approval. If the settlement agreement is approved, the class action lawsuit will be resolved. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.

Environmental

We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site.  At July 31, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $360 and $401, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations.  The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be different than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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

Nordson Corporation

We manufacture and provide essential products and services to a variety of critical infrastructure customers around the globe, and we intend to continue providing our products and services to these customers. However, any negative impact of the COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. In addition, preventive measures we have voluntarily put in place as well as other measures enacted by governments may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners and other potential adverse effects. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain, as well as decreased customer demand for our products and services. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization and capital investments. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic cannot be reasonably estimated at this time due to the uncertainty of future developments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2020:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased(1)	per Share	or Programs(2)	or Programs(2)
May 1, 2020 to May 31, 2020	—	—	—	$447,703
June 1, 2020 to June 30, 2020	—	—	—	$447,703
July 1, 2020 to July 31, 2020	—	—	—	$447,703
Total	—		—

(1)

In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $447,703 of the total $1,000,000 authorized remained available for share repurchases at July 31, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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

101

The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended July 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2020 and 2019, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at July 31, 2020 and October 31, 2019, (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104

The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

*	Furnished herewith.

Nordson Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 4, 2020	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)