Form 10-K
period 2020-10-31
NORDSON CORP
filed 2020-12-18
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number   0-7977
NORDSON CORPORATION
(Exact name of Registrant as specified in its charter)
Ohio
(State of incorporation)
28601 Clemens Road Westlake, Ohio
(Address of principal executive offices)
34-0590250
(I.R.S. Employer Identification No.)
44145
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2020 was approximately $8,999,983,246.
There were 58,094,487 Common Shares outstanding as of November 30, 2020.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2021 Annual Meeting - Part III of the Form 10-K

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
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 64 percent of our revenues were generated outside the United States in 2020.
We have 7,555 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand, and the United Kingdom.
COVID-19 Pandemic Update
In December 2019, a novel strain of coronavirus ("COVID-19") emerged and has since spread to other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 as a pandemic (the "COVID-19 pandemic"). The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business interruptions and other measures.
Throughout the COVID-19 pandemic, we have supported, and continue to support, multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, packaging, transportation, energy, communications, and other critical infrastructure industries. We have benefited from our geographical and product diversification as the end markets we serve have remained resilient in response to the COVID-19 pandemic, and we continue to invest in the businesses, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety. As a result, there have been unfavorable impacts on our manufacturing efficiencies. Additionally, we are taking steps to offset cost increases from COVID-19 pandemic-related supply chain disruptions. For more information on how we have modified our business practices during the COVID-19 pandemic, see “Human Capital Resources” below.

We continue to actively monitor the rapidly evolving circumstances and impact of the COVID-19 pandemic, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain and will depend largely on future developments related to the COVID-19 pandemic, including infection rates increasing or returning in various geographic areas, the ultimate duration of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. These developments are constantly evolving and cannot be accurately predicted. See Part I, Item 1A, “Risk Factors” in this report.
Segment Update
As described in Note 16, effective in the second quarter of 2020, we made changes to realign our management team and our operating segments. This realignment will enable us to better serve global customers and markets, to more efficiently leverage technology synergies, to operate divisions of significant size in a consistent and focused way and to position ourselves for our next chapter of profitable growth. The revised segments better reflect how we manage the Company, allocate resources, and assess performance of the businesses.
Nordson Corporation 4

We realigned our former three operating segments into two: Industrial Precision Solutions (IPS) and Advanced Technology Solutions (ATS). Existing product lines were unchanged as part of this new structure.
New Chief Financial Officer
On May 8, 2020, we announced that Joseph P. Kelley had been named Executive Vice President and Chief Financial Officer of the Company, effective July 6, 2020. Mr. Kelley succeeded Gregory A. Thaxton, who previously announced his plans to retire. Upon Mr. Kelley’s start date, Mr. Thaxton became Executive Vice President to the Company until he retired on August 28, 2020.
Corporate Purpose and Goals
We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders, and communities.
We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.
We focus on long-term growth and returns. Each quarter we may not produce increased sales, net income, or earnings per share, or exceed the comparative prior year's quarter. When short-term swings occur, we do not intend to alter our foundational objectives in efforts to mitigate the impact of these temporary occurrences.
In 2020, we launched the next generation of the Nordson Business System – the NBS Next growth framework – to prioritize investments that will drive profitable growth and identify opportunities to simplify our cost structure. Fundamental to this strategy is to select and invest in the best profitable growth opportunities. This data-driven customer and product segmentation approach identifies where we create the greatest value for our customers. Using data in a consistent and disciplined way, leaders across the Company work to define their strategic business priorities.
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
Complementing our business strategy is the objective to provide opportunities for employee self-fulfillment, growth, security, recognition and equitable compensation. This goal is met through the Human Resources department’s facilitation of employee training, leadership training and the creation of on-the-job growth opportunities. The result is a highly qualified and professional global team capable of meeting corporate objectives. For more information, see "Human Capital Resources" below.
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
We market our products globally, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials. We serve a broad customer base, both in terms of industries and geographic regions. In 2020, no single customer accounted for ten percent or more of sales.
Nordson Corporation 5

The following is a summary of the product lines and markets served by our operating segments:
Industrial Precision Solutions
This segment combines our legacy Adhesive Dispensing Systems (ADS) and Industrial Coating Systems (ICS) businesses. Industrial Precision Solutions enhances the technology synergies between ADS and ICS to deliver proprietary dispensing and processing technology to diverse end markets. Product lines reduce material consumption, increase line efficiency and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.
•Nonwovens – Dispensing, coating and laminating systems for applying adhesives, lotions, liquids and fibers to disposable products and continuous roll goods. Key strategic markets include adult incontinence products, baby diapers and child-training pants, feminine hygiene products and surgical drapes, gowns, shoe covers and face masks.
•Packaging – Automated adhesive dispensing systems used in the rigid packaged goods industries. Key strategic markets include food and beverage packaging, pharmaceutical packaging, and other consumer goods packaging.
•Polymer Processing – Components and systems used in the thermoplastic melt stream in plastic extrusion, injection molding, compounding, polymerization and recycling processes. Key strategic markets include flexible packaging, electronics, medical, building and construction, transportation and aerospace, and general consumer goods.
•Product Assembly – Dispensing, coating and laminating systems for the assembly of plastic, metal and wood products, for paper and paperboard converting applications and for the manufacturing of continuous roll goods. Key strategic markets include appliances, automotive components, building and construction materials, electronics, furniture, solar energy, and the manufacturing of bags, sacks, books, envelopes and folding cartons.
•Cold Materials – Automated and manual dispensing products and systems used to apply multiple component adhesive and sealant materials in the general industrial and transportation manufacturing industries. Key strategic markets include aerospace, electric battery, appliances, automotive, building and construction, composites, electronics and medical.
•Container Coating – Automated and manual dispensing and curing systems used to coat and cure containers. Key strategic markets include beverage containers and food cans.
•Curing and Drying Systems – Ultraviolet equipment used primarily in curing and drying operations for specialty coatings, semiconductor materials and paints. Key strategic markets include electronics, containers and durable goods products.
•Liquid Finishing – Automated and manual dispensing systems used to apply liquid paints and coatings to consumer and industrial products. Key strategic markets include automotive components, agriculture, construction, metal shelving and drums.
•Powder Coating – Automated and manual dispensing systems used to apply powder paints and coatings to a variety of metal, plastic and wood products. Key strategic markets include agriculture and construction equipment, appliances, automotive components, home and office furniture, lawn and garden equipment, pipe coating, and wood and metal shelving.
Advanced Technology Solutions
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
•Electronics Systems – Automated dispensing systems for high-speed, accurate application of a broad range of attachment, protection and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include the breadth of the electronics industry manufacturing supply chain that produces semiconductor, printed circuit board assemblies and electronic components.
•Fluid Management – Precision manual and semi-automated dispensers, minimally invasive interventional delivery devices, and highly engineered single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing, balloons, and catheters. Products are used for applying and controlling the flow of adhesives,
Nordson Corporation 6

sealants, lubricants, and biomaterials in critical industrial production processes and within medical equipment and related surgical procedures. Key strategic markets include consumer goods, electronics, industrial assembly, and medical.
•Test and Inspection – Bond testing and automated optical, acoustic microscopy and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, flexible circuits, MEMS and semiconductor packaging.
Manufacturing, Raw Materials and Other Resources
Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, Rhode Island, Tennessee and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, Thailand and the United Kingdom.
Principal materials used to make our products are metals and plastics, typically in sheets, bar stock, castings, forgings, tubing and pellets. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality and service. All significant raw materials that we use are available through multiple sources. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials and tariffs on certain raw materials, particularly imports from China, as well as disruptions in availability of raw materials, components and sourced finished goods.
We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers.
Senior operating management supervises an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.
Natural gas and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.
The COVID-19 pandemic has disrupted the global supply chain to a certain extent. We have not experienced significant supply disruption from third-party component suppliers as a result of the COVID-19 pandemic. However, we have faced and continue to face some supply chain constraints primarily related to logistics, including higher freight rates. In addition, shipments between countries have been more impacted by the COVID-19 pandemic and we have experienced delays due to a variety of factors.
Intellectual Property
We maintain procedures to protect our intellectual property (including patents, trademarks and copyrights) both domestically and internationally. Risk factors associated with our intellectual property are discussed in Part I, Item 1A, "Risk Factors."
Our intellectual property portfolios include valuable patents, trade secrets, know-how, domain names, trademarks and trade names. As of October 31, 2020, we held 564 United States patents and 1,362 foreign patents and had 142 United States patent applications pending and 787 foreign patent applications pending, but there is no assurance that any patent application will be issued. We continue to apply for and obtain patent protection for new products on an ongoing basis.
Patents covering individual products extend for varying periods according to the date of filing or grant and the legal term of patents in various countries where a patent is obtained. Our patent portfolio as of October 31, 2020 had expiration dates ranging from November 2020 to August 2039. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in each country. We believe, however, that the duration of our patents generally exceeds the life cycles of the technologies disclosed and claimed in the patents.
We believe our trademarks are important assets and we aggressively manage our brands. We also own a number of trademarks in the United States and foreign countries, including registered trademarks for Nordson, Asymtek, Avalon, Dage, EFD, March, Sonoscan, Value Plastics, Vention, Xaloy and YESTech and various common law trademarks which are important to our
Nordson Corporation 7

business, inasmuch as they identify Nordson and our products to our customers. As of October 31, 2020, we had a total of 1,056 trademark registrations in the United States and in various foreign countries.
We rely upon a combination of nondisclosure and other contractual arrangements and trade secret laws to protect our proprietary rights and also enter into confidentiality and intellectual property agreements with our employees that require them to disclose any inventions created during employment, convey all rights to inventions to us, and restrict the distribution of proprietary information.
We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our right to sell our products. Although in the aggregate our intellectual property is important to our operations, we do not believe that the loss of any one patent or trademark, or group of related patents or trademarks would have a material adverse effect on our results of operations or financial position of our overall business.
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
Competitive Conditions
We operate in a competitive global marketplace and compete with many large, well established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition and economic conditions in the U.S. and abroad, as well as fluctuations in currency exchange rates. Our equipment is sold in competition with a wide variety of alternative bonding, sealing, finishing, coating, processing, testing, inspecting and fluid control techniques. Potential uses for our equipment include any production processes that require preparation, modification or curing of surfaces; dispensing, application, processing or control of fluids and materials; or testing and inspecting for quality.
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
Compliance with Governmental Regulations
As a U.S. public company that supports manufacturing, designing and servicing highly complex products in regulatory environments, our global operations are subject to a variety of laws, regulations and compliance obligations. We have robust internal controls, quality management systems, and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits and risk assessments, as well as an ethics helpline reporting system.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation (GDPR), the Brazilian General Data Protection Law, and the California Consumer Privacy Act of 2018 (CCPA), and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
We are also subject to federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain of these laws, we can be held strictly liable for hazardous substance
Nordson Corporation 8

contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We are also required to maintain various related permits and licenses, many of which require periodic modification and renewal. The operation of manufacturing plants unavoidably entails environmental, safety and health risks, and we could incur material unanticipated costs or liabilities in the future if any of these risks were realized in ways or to an extent that we did not anticipate.
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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2020 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot assure that material environmental liabilities may not arise in the future.
For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
Human Capital Resources
Employee Profile
As of October 31, 2020, we had 7,555 full-time and part-time employees, including 137 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 12, 2022.
Health and Safety
The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. When the pandemic first impacted our employees in China, we began hosting cross-functional global team meetings to proactively manage employee safety. Teams from around the world came together to ensure our employees had access to masks, thermometers, protective gloves and sanitizing supplies in order to protect not only themselves, but their families as well. This Nordson spirit continued as the virus spread around the world. Closely following the recommendations of the World Health Organization, the U.S. Centers for Disease Control and local governments, we took action to ensure our employees were safe:
•adjusted work schedules to allow the proper amount of social distance between employees;
•increased hygiene, cleaning and sanitizing procedures at all locations;
•implemented temperature-taking protocols upon entering facilities;
•provided additional personal protective equipment to employees;
•enabled employees to work from home where possible;
•restricted travel and encouraged quarantine upon return;
•developed a special COVID-19 pandemic leave policy that encouraged employees to take time off for illness or caretaking while maintaining steady wages;
•established strict protocols and screening for outside guests; and
•launched a COVID-19 pandemic intranet site to increase communications and ensure our employees had access to up-to-date and accurate information.
We manufacture products deemed essential to critical infrastructure industries, including health and safety, food and agriculture, and energy, and as a result, all of our production sites have continued to operate during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees.

Nordson Corporation 9

Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs not only include base wages and incentives in support of our pay for performance culture, but also health, welfare, and retirement benefits. We focus many programs on employee wellness and have implemented solutions including mental health support access, telemedicine, and healthy weight loss programs. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.
In the U.S., we match contributions to a tax-qualified defined contribution retirement savings plan (the “Savings Plan”) for all eligible employees, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach six percent of her or his base compensation. All contributions by employees into the Savings Plan are fully vested immediately. Company contributions have a three-year graded vesting schedule and vest at 33 1/3% each year until fully vested after 3 years of employment. We also maintain a non-qualified, unfunded, and unsecured deferred compensation plan for the benefit of eligible management employees whose benefits under the Savings Plan are limited by the benefit restrictions of Section 415 of the Internal Revenue Code. In addition, all eligible non-union employees participate in a Company-sponsored tax-qualified pension plan for U.S.-based salaried employees (the “Salaried Pension Plan”). The Salaried Pension Plan is designed to work together with social security benefits to provide employees with 30 years of service retirement income that is approximately 55% of eligible compensation, subject to the Internal Revenue Code maximum monthly benefit. Participants fully vest in the Salaried Pension Plan after 5 years of service. All eligible union employees participate in a Company-sponsored tax-qualified pension plan for U.S.-based hourly employees (the “Hourly Pension Plan”). The Hourly Pension Plan provides a multiplier for each year of service to supplement employees’ retirement income. We also maintain a supplemental retirement benefit restoration plan (“Excess Defined Benefit Pension Plan”) which is an unfunded, non-qualified plan that is designed to provide retirement benefits to U.S.-based eligible participants as a replacement for those retirement benefits limited by regulations under the Internal Revenue Code.
Together, the Pension Plan and Excess Defined Benefit Pension Plan are intended to provide executive officers with retirement income at a level equivalent to that provided to other employees under the Pension Plan.
We also provide service awards which show appreciation and thanks to longstanding employees with 5 or more years of service. Service milestones are recognized at each five-year increment by presentation of a digital and/or printed certificate with an invitation to select a recognition award via an online catalog.
Talent
Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our business, products, and customers, while adding new employees and ideas in support of our continuous improvement mindset. We believe that our average tenure across the globe – 10.18 years as of the end of the fiscal year 2020 – reflects the strong engagement of our employees and is reflective of our positive workplace culture. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.
Talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines. Development plans also intersect with our mission, particularly as we strive to be responsible to our communities.
One of our core values—Respect for People—reflects the behavior we strive to include in every aspect of the way we conduct business. Our diversity and inclusion initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we have begun work on building diverse talent pools as part of our recruitment efforts. We strive to promote inclusion through “Inclusive Leadership” training across the Company. With the support of our board of directors, we continue to explore additional diversity and inclusion initiatives.
Community
At Nordson, we have a long and proud history of investing in the communities where we live and work. Through the Nordson Corporation Foundation (the “Foundation”), we give back by providing grants to nonprofits in communities where we have facilities employing more than 100 people. In recent years, we have extended our reach internationally, with giving programs in nine international locations. Since 1989, we have donated more than $113 million to communities where we live and work. In addition, our employees volunteered more than 106,000 hours through our Time ‘N Talent program.

In response to the COVID-19 pandemic, the Foundation donated to Give2Asia to support frontline healthcare workers battling the spread of the novel coronavirus in China. The Foundation also donated $1 million from its assets toward the global COVID-19 pandemic response. These funds were split evenly among communities in the United States and other countries, reflecting the roughly equal split of where our employees work. A donation of $500,000 was split among U.S.-based non-
Nordson Corporation 10

profits in the communities where our employees live and work. In Europe, an additional $500,000 was donated to the COVID-19 Solidarity Response Fund, which is co-founded by the United Nations and the World Health Organization.
Available Information
Our annual report to the Securities and Exchange Commission (the "SEC") (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at https://investors.nordson.com as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145. The contents of our website are not incorporated by reference herein and are not deemed to be a part of this report.
Item 1A.  Risk Factors
In an enterprise as diverse as ours, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that could materially and adversely affect our business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements.
Risks Related to the COVID-19 pandemic
The COVID-19 pandemic has negatively disrupted, and may continue to have a negative impact, which could be material, on our ability to operate, results of operations, financial condition, liquidity and capital investments.
In March 2020, the World Health Organization categorized the COVID-19 pandemic outbreak as a pandemic, and the President of the United States declared the COVID-19 pandemic outbreak a national emergency. COVID-19 continues to spread and intensify throughout the United States and other countries across the world, and the ultimate duration and severity of its effects are currently unknown. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, social distancing protocols, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.

The COVID-19 pandemic has negatively disrupted, and may continue to negatively impact, our business. While we have continued to operate during the course of the COVID-19 pandemic in all of our production facilities and have supported multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, packaging, transportation, energy, communications, and other critical infrastructure industries, we have experienced unfavorable impacts on our manufacturing efficiencies due to the implementation of worker safety measures and cost increases from COVID-19 pandemic-related supply disruptions. We have invested and will continue to invest significant time and resources in modifying our business practices for the continued health and safety of our employees and in managing the impact of the COVID-19 pandemic on our global business. Our focus on managing and mitigating the impacts of the COVID-19 pandemic on our business, including complying with any new or modified government health regulations, for an unknown period of time may cause us to divert or delay the application of our resources toward other or new initiatives or investments, which may have a material adverse impact on our business and results of operations.

Governments around the world have implemented fiscal stimulus measures to counteract the effects of the COVID-19 pandemic. The magnitude and overall effectiveness of these actions remain uncertain. The full extent to which the COVID-19 pandemic will impact our business going forward will depend on future developments that are highly uncertain and cannot be accurately predicted, including, but not limited to, the duration and severity of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, the widespread distribution and acceptance of an effective vaccine, and the extent and severity of the impact on our customers, operations, and suppliers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand.

Additionally, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section below.
Nordson Corporation 11

Risks Related to Economic Conditions
Changes in United States or international economic conditions, including declines in the industries we serve, could adversely affect the profitability of any of our operations.
In 2020, approximately 36 percent of our revenue was generated in the United States, while approximately 64 percent was generated outside the United States. The COVID-19 pandemic and related preventative and mitigation measures implemented by governments around the world have to date negatively impacted the global economy and created significant volatility and disruption of financial markets.
A general sustained slowdown in the global economy or in a particular region or industry or an increase in trade tensions with U.S. trading partners could negatively impact our business, financial condition or liquidity. Our largest markets include consumer non-durable, industrial, medical, electronics, consumer durable and automotive. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.
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
The current significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets. We cannot predict the strength or duration of the current economic slowdown and instability or the timing of any recovery.
Our results have been and could continue to be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the impact of the “United States-Mexico-Canada Agreement” with Mexico and Canada, which replaced the North American Free Trade Agreement, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business. Further, the level of impact from the COVID-19 pandemic and the reactions of governmental authorities and others thereto may have significant adverse effects on international trade policy.
Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the euro, the yen, the pound sterling and the Chinese yuan. Any significant change in the value of the currencies of the countries in which we do business against the United States dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional detail related to this risk, see Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk.
A significant portion of our consolidated revenues in 2020 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, uncertainty surrounding the impact of the COVID-19 pandemic and the effects of Brexit have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the United States dollar against the foreign currencies in which we conduct business.  Future adverse consequences arising from the COVID-19 pandemic and Brexit may include continued volatility in exchange rates.  Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value
Nordson Corporation 12

of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
Risks Related to Our Business and Operations
The Company may be subject to risks relating to organizational changes.
We regularly execute organizational changes such as acquisitions, divestitures and realignments to support our growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. The Company commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as our results of operations and financial condition could be materially adversely affected. We cannot offer assurances that any of these initiatives will be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
Political conditions in the U.S. and foreign countries in which we operate could adversely affect us.
We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business both within and outside the United States. In 2020, approximately 64 percent of our total sales were generated outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:
•risks of political or economic instability, such as Brexit;
•unanticipated or unfavorable circumstances arising from host country laws or regulations;
•threats of war, terrorism or governmental instability;
•changes in tax rates, adoption of new tax laws or other additional tax policies, and other proposals to reform United States and foreign tax laws that impact how United States multinational corporations are taxed on foreign earnings;
•restrictions on the transfer of funds into or out of a country;
•potential negative consequences from changes to taxation policies;
•the disruption of operations from labor and political disturbances;
•the imposition of tariffs, import or export licensing requirements and other potential changes in trade policies and relations arising from policy initiatives implemented by the U.S. presidential administration;
•exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country; and
•government responses to the COVID-19 pandemic.
Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, interrupt our supply chain, or otherwise have an adverse effect on our operating performance.
Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. The current U.S. presidential administration has criticized existing trade agreements, and while it remains unclear what actions the current or future administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be ultimately imposed in the future.
Increased information technology (IT) security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.
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
Nordson Corporation 13

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
The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the U.S., Europe and elsewhere (including but not limited to the European Union’s General Data Protection Regulation, the Brazilian General Data Protection Law and the California Consumer Privacy Act of 2018), are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.
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
During 2019, we experienced a leadership change with the appointment of a new President and Chief Executive Officer and, in 2020, we appointed a new Chief Financial Officer. Our success will continue to depend to a significant extent on the continued service of our executive management team and the ability to recruit, hire and retain other key management personnel to support our growth and operational initiatives and replace executives who retire or resign. Failure to retain our leadership team and attract and retain other important management and technical personnel could place a constraint on our global growth and
Nordson Corporation 14

operational initiatives, possibly resulting in inefficient and ineffective management and operations, which would likely harm our revenues, operations and product development efforts and eventually result in a decrease in profitability.
Risks Related to the Execution of Our Strategy
We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.
A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations, and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
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
The success of our acquisition strategy is subject to other risks and uncertainties, including:
•our ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;
•diversion of management’s time and attention from other business concerns;
•difficulties in retaining key employees, customers or suppliers of the acquired business;
•difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;
•adverse effects on existing business relationships with suppliers or customers;
Nordson Corporation 15

•the risks associated with the assumption of product liabilities or contingent or undisclosed liabilities of acquisition targets; and
•the ability to generate future cash flows or the availability of financing.
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
Risks Related to Legal, Compliance and Regulatory Matters
Changes in United States and international tax law may have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to compliance with various laws and regulations, including the FCPA, UK Bribery Act and similar worldwide anti-bribery and anti-corruption laws, which generally prohibit companies and their intermediaries from engaging in bribery or making other improper payments to private or public parties for the purpose of obtaining or retaining business or gaining an unfair business advantage. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Our employees are trained and required to comply with these laws, and we are committed to legal compliance and corporate ethics. Violations of these laws could result in severe criminal or civil sanctions and financial penalties and other consequences that may have a material adverse effect on our business, reputation, financial condition or results of operations.
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
Nordson Corporation 16

assumptions, laws or regulations could lead to variability in operating results and could have a material adverse impact on liquidity.
Risks Related to Our Capital Structure
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
Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:
•borrow money or guarantee the debts of others;
•use assets as security in other transactions;
•make restricted payments or distributions; and
•sell or acquire assets or merge with or into other companies.
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
Any period of interest rate increases may adversely affect our profitability. At October 31, 2020, we had $1,105,995 of total debt and notes payable outstanding, of which 51 percent was priced at interest rates that float with the market. A one percentage point increase in the interest rate on the floating rate debt in 2020 would have resulted in approximately $6,535 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Additionally, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the United Kingdom’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2023.  The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our outstanding debt and notes payable that currently use LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.
General Risk Factors
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
Nordson Corporation 17

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
Item 1B.  Unresolved Staff Comments
None.
Nordson Corporation 18

Item 2.  Properties
Our principal owned and leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of October 31, 2020 were as follows:

Location	Description of Property	Approximate Square Feet

Amherst, Ohio [1,2]	A manufacturing, laboratory and office complex	521,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	295,000
Austintown, Ohio [1]	A manufacturing, warehouse and office building (leased)	207,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	159,000
Swainsboro, Georgia [1]	A manufacturing building (leased)	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
Salem, New Hampshire [2]	Two manufacturing, warehouse and office buildings (leased)	83,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [1]	A manufacturing, warehouse and office building (leased)	64,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Marlborough, Massachusetts [2]	An office, laboratory and warehouse building (leased)	30,000
Westlake, Ohio	Corporate headquarters	28,000
Liberty Lake, Washington [2]	A manufacturing, warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Sunnyvale, California [2]	Two office, laboratory and warehouse buildings (leased)	24,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
Münster, Germany [1]	Two manufacturing, warehouse and office buildings (leased)	598,000
Shanghai, China [1,2]	Three manufacturing, warehouse, laboratory and office buildings	178,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Three manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2]	Four office, laboratory and warehouse buildings (leased)	75,700
Bangalore, India [1,2]	A manufacturing, warehouse and office building	56,000
Maastricht, Netherlands [1,2]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand [1]	A manufacturing, warehouse and office building	52,000
Erkrath, Germany [1,2]	An office, laboratory and warehouse building (leased)	50,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building (leased)	47,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Suzhou, China [2]	A manufacturing, warehouse and office building (leased)	42,000
Elk Grove, Illinois [2]	A manufacturing, warehouse and office building (leased)	40,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2]	An office, laboratory and warehouse building (leased)	35,000
Shanghai, China [1,2]	Three manufacturing, warehouse and office buildings (leased)	33,000
Pirmasens, Germany [1]	A manufacturing, warehouse and office building (leased)	32,000
Sao Paulo, Brazil [1,2]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2]	A warehouse and office building (leased)	22,000
Singapore [1]	Two warehouse and office buildings (leased)	22,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000

Nordson Corporation 19

Business Segment - Property Identification Legend
1 - Industrial Precision Solutions
2 - Advanced Technology Solutions
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
Item 3.  Legal Proceedings
See Note 19, “Contingencies” in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Item 4.  Mine Safety Disclosures
None.
Nordson Corporation 20

Information About Our Executive Officers
Our executive officers as of October 31, 2020, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period

Sundaram Nagarajan	58	2019	President and Chief Executive Officer, 2019
Joseph P. Kelley	48	2020	Executive Vice President, Chief Financial Officer, 2020
Gina A. Beredo	46	2018	Executive Vice President, General Counsel and Secretary, 2018
James E. DeVries	61	2012	Executive Vice President, 2012
John J. Keane	59	2003	Executive Vice President, 2005
Stephen P. Lovass	51	2017	Executive Vice President, 2017
Gregory P. Merk	49	2006	Executive Vice President, 2013
Shelly M. Peet	55	2007	Executive Vice President, 2009
Jeffrey A. Pembroke	53	2015	Executive Vice President, 2015
Joseph Stockunas	60	2015	Executive Vice President, 2015
Effective August 1, 2019, Mr. Nagarajan was appointed President and Chief Executive Officer and as a member of the Board of Directors of the Company. Prior to becoming our President and Chief Executive Officer, Mr. Nagarajan served as Executive Vice President, Automotive OEM Segment, with Illinois Tool Works Inc. (NYSE: ITW), a global manufacturer of a diversified range of industrial products and equipment, since 2015. Prior to that, Mr. Nagarajan served as Executive Vice President, Welding Segment, with Illinois Tool Works from 2010 to 2015. Mr. Nagarajan has served as a member of the Board of Directors of Sonoco Products Company (NYSE: SON) since 2015.
Effective July 6, 2020, Joseph P. Kelley was appointed as Executive Vice President, Chief Financial Officer of the Company. Mr. Kelley succeeded Gregory A. Thaxton, who stepped down from his role as Chief Financial Officer of the Company effective July 6, 2020 and was employed as an Executive Vice President of the Company until his retirement on August 28, 2020. Mr. Kelley served as Chief Financial Officer of Materion Corporation, (NYSE: MTRN), an advanced materials company, since 2015. Throughout his career, he served in roles of increasing financial responsibility at Materion, Avient Corporation (formerly known as PolyOne Corporation) (NYSE: AVNT), a specialty chemicals company, and Lincoln Electric (Nasdaq: LECO), a global manufacturer.
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
On November 28, 2016, Mr. Lovass was elected as Corporate Vice President.  Prior to joining the Company, Mr. Lovass served as President for one of the global sensors and controls businesses for Danaher Corporation (NYSE: DHR), an international Fortune 200, diversified science and technology company, from 2012 to 2016.  Prior to joining Danaher, Mr. Lovass served as a Senior Vice President and Corporate Officer for Gerber Scientific, Inc., an automated systems manufacturer for sign-making, specialty graphics and packaging.
Nordson Corporation 21

PART II
Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
(a) Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2020, there were 1,303 record shareholders.
While we have historically paid dividends to shareholders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.
Performance Graph
The following is a graph that compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2010 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our Proxy Peer Group, which includes: AIN, AME, B, DCI, ENTG, EPAC, FLIR, GDI, GGG, GTLS, IEX, ITT, KEYS, LECO, NATI, ROP, TER, WTS, and WWD.

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100 on November 1, 2010
Fiscal Year Ending October 31, 2020

600
500
400
300
200
100
0
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Nordson Corporation
S&P 500 Index
S&P MidCap 400
S&P 500 Ind. Machinery
S&P MidCap 400 Ind. Machinery
Peer Group

Company/Market/Peer Group	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Nordson Corporation	$100.00	$121.14	$157.44	$194.09	$208.21	$196.14	$279.33	$356.75	$348.63	$450.67	$560.87
S&P 500 Index	$100.00	$108.09	$124.52	$158.36	$185.71	$195.37	$204.17	$252.43	$270.97	$309.79	$339.87
S&P MidCap 400	$100.00	$108.55	$121.69	$162.44	$181.37	$187.58	$199.31	$246.11	$248.62	$271.03	$267.92
S&P 500 Ind. Machinery	$100.00	$103.46	$123.82	$176.80	$199.37	$199.07	$227.30	$313.37	$289.14	$352.62	$386.78
S&P MidCap 400 Ind. Machinery	$100.00	$113.73	$124.21	$172.45	$182.74	$152.97	$179.53	$257.49	$252.07	$299.53	$320.07
Peer Group	$100.00	$113.30	$128.23	$177.35	$193.38	$188.81	$193.62	$292.26	$299.10	$383.02	$414.51
Source: Zack’s Investment Research
Nordson Corporation 22

(b)Use of Proceeds. Not applicable.
(c)Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2020 to August 31, 2020	1	(1)	$187.96	—	$447,703
September 1, 2020 to September 30, 2020	—		$—	—	$447,703
October 1, 2020 to October 31, 2020	3		$198.39	3	$447,104
Total	4			3
(1) Includes shares tendered for taxes related to vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Under the current authorization, the Company may repurchase shares on an annual basis sufficient to offset dilution of the compensation plans. Approximately $447,104 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation 23

Item 6. Selected Financial Data

(In thousands except for per-share amounts)
Operating Data (a) (e)	2020	2019	2018	2017	2016
Sales	$2,121,100	$2,194,226	$2,254,668	$2,066,982	$1,808,994
Cost of sales	990,632	1,002,123	1,018,340	927,692	813,792
% of sales	47	46	45	45	45
Selling and administrative expenses	693,552	708,990	733,749	672,888	597,076
% of sales	33	32	33	33	33
Assets held for sale impairment charge	87,371	—	—	—	—
% of sales	4	—	—	—	—
Operating profit	349,545	483,113	502,579	466,402	398,126
% of sales	16	22	22	23	22
Net income	249,539	337,091	377,375	295,802	271,843
% of sales	12	15	17	14	15
Financial Data (a) (f)
Net current assets (g)	$657,523	$533,569	$533,822	$240,626	$414,032
Net property, plant and equipment and other non-current assets	2,654,044	2,505,252	2,536,910	2,526,167	1,675,008
Total capital (b)	2,656,693	2,674,023	2,669,154	2,648,094	1,767,369
Total assets	3,674,656	3,516,447	3,421,012	3,414,539	2,420,583
Long-term liabilities	1,552,576	1,457,776	1,619,991	1,611,300	1,237,437
Shareholders’ equity	1,758,991	1,581,045	1,450,741	1,155,493	851,603
Return on average total capital — % (c)	10	14	15	14	16
Return on average shareholders’ equity — % (d)	15	23	28	30	37
Per-Share Data (a)
Average number of common shares	57,757	57,462	57,970	57,533	57,060
Average number of common shares and common share equivalents	58,473	58,202	58,931	58,204	57,530
Basic earnings per share	$4.32	$5.87	$6.51	$5.14	$4.76
Diluted earnings per share	4.27	5.79	6.40	5.08	4.73
Dividends per common share	1.53	1.43	1.25	1.11	0.99
Book value per common share	30.29	27.45	25.00	20.02	14.86
(a)See accompanying Notes to Consolidated Financial Statements.
(b)Notes payable, plus current portion of long-term debt, plus long-term debt, minus cash and marketable securities, plus shareholders’ equity.
(c)Net income plus after-tax interest expense on borrowings as a percentage of the average of quarterly borrowings (net of cash) plus shareholders’ equity over the last five quarterly accounting periods.
(d)Net income as a percentage of average quarterly shareholders’ equity over the last five quarterly accounting periods.
(e)Certain amounts for the years 2016 through 2018 have been adjusted to reflect the retrospective application of our reclassification of certain pension costs upon the adoption of a new accounting standard in 2019.
(f)Certain amounts for 2016 have been adjusted to reflect the retrospective application of our reclassification of debt issuance costs upon the adoption of a new accounting standard in 2017.
(g)Net current assets equal total current assets less total current liabilities. The 2020 increase was driven primarily by the decrease in current maturities of long-term debt.
Nordson Corporation 24

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
Revenue recognition – A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Refer to Note 1 to the Consolidated Financial Statements for further discussion regarding the Company's revenue recognition policy.
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
Goodwill – Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. Our reporting units are one level below the Industrial Precision Solutions segment, and one level below the Advanced Technology Solutions segment.
We test goodwill in accordance with Accounting Standards Codification (ASC) 350. Goodwill impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described below. We did not record any goodwill impairment charges in 2020. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values using these methods. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the Income Approach and the Market Approach.
The discounted cash flow method (Income Approach) uses assumptions for revenue growth, operating margin, and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2020, the discount rates used ranged from 7.0 percent to 8.8 percent depending upon the reporting unit's size, end market volatility, and projection risk.
Nordson Corporation 25

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
In 2020, 2019, and 2018, the results of our annual impairment tests indicated no impairment.
The excess of fair value (FV) over carrying value (CV) was compared to the carrying value for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2020, our conclusion is that no goodwill was impaired in 2020. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Industrial Precision Solutions Segment - Adhesives	7.0%	648%	$393,491
Industrial Precision Solutions Segment - Industrial Coating Systems	8.8%	584%	$24,058
Advanced Technology Solutions Segment - Electronics Systems	7.8%	343%	$27,962
Advanced Technology Solutions Segment - Fluid Management	7.8%	145%	$1,176,613
Advanced Technology Solutions Segment - Test & Inspection	8.5%	218%	$79,790
Pension plans and postretirement medical plans - The measurement of liabilities related to our pension plans and postretirement medical plans is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates.
The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 2.85 percent at October 31, 2020 and 3.25 percent at October 31, 2019. The weighted-average discount rate used to determine the present value of our various international pension plan obligations was 1.01 percent at October 31, 2020, compared to 1.26 percent at October 31, 2019. The discount rates used for all plans were determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.
In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 5.75 percent in 2020 and 6.00 percent in 2019. The average expected rate of return on international pension assets used to determine net benefit costs was 3.22 percent in 2020 and 3.96 percent in 2019.
The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 4.00 percent at both October 31, 2020 and October 31, 2019. The assumed rate of compensation increases used to determine the present value of our international pension plan obligations was 2.69 percent at October 31, 2020, compared to 3.12 percent at October 31, 2019.
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
Nordson Corporation 26

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2020	$(7,315)	$9,402	$(1,591)	$1,723
Effect on pension obligation as of October 31, 2020	$(79,095)	$98,884	$(16,979)	$20,430
Expected return on assets:
Effect on total net periodic pension cost in 2020	$(4,289)	$4,289	$(398)	$398
Compensation increase:
Effect on total net periodic pension cost in 2020	$6,433	$(5,628)	$538	$(507)
Effect on pension obligation as of October 31, 2020	$32,766	$(29,256)	$3,628	$(3,366)
With respect to the domestic postretirement medical plan, the discount rate used to value the benefit obligation was 2.84 percent at October 31, 2020 and 3.27 percent at October 31, 2019. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 3.40 percent in 2021, decreasing gradually to 3.17 percent by 2026.
For the international postretirement medical plan, the discount rate used to value the benefit obligation was 2.94 percent at October 31, 2020 and 3.03 percent at October 31, 2019. The annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is assumed to be 4.22 percent in 2021 to 4.05 percent by 2040.
The discount rate and the health care cost trend rate assumptions have a significant effect on the amounts reported. For example, a one-percentage point change in the discount rate and the assumed health care cost trend rate would have the following effects. Bracketed numbers represent decreases in expense and obligation amounts.

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net postretirement benefit cost components in 2020	$(604)	$711	$(2)	$2
Effect on postretirement obligation as of October 31, 2020	$(11,184)	$13,899	$(84)	$111
Health care trend rate:
Effect on total net postretirement benefit cost components in 2020	$431	$(345)	$7	$(5)
Effect on postretirement obligation as of October 31, 2020	$11,019	$(9,100)	$103	$(80)
Employees hired after January 1, 2002, are not eligible to participate in the domestic postretirement medical plan.
Pension and postretirement expenses in 2021 are expected to be approximately $5,500 lower than 2020.
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
Nordson Corporation 27

2020 compared to 2019
We had two acquisitions during 2020, Fluortek, Inc. and vivaMOS Ltd. which are both included within the Advanced Technology Solutions segment. Refer to Note 3 to the Consolidated Financial Statements for further discussion. As used throughout this Form 10-K, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.
Worldwide sales for 2020 were $2,121,100, a decrease of 3.3 percent from 2019 sales of $2,194,226. The decrease consisted of a 3.7 percent decline in sales volume and unfavorable currency translation effects which decreased sales by 0.2 percent partially offset by 0.6 percent growth from acquisitions.
Sales outside the United States accounted for 64.4 percent of total sales in 2020, as compared to 65.4 percent in 2019. On a geographic basis, sales in the United States were $755,642, a decrease of 0.4 percent from 2019. The decrease in sales consisted of a 1.1 percent decrease in sales volume partially offset by a 0.7 percent increase from acquisitions. In the Americas region, sales were $141,473, a decrease of 15.6 percent from 2019, with volume decreasing 14.8 percent and unfavorable currency effects of 3.8 percent partially offset by a 3.0 percent increase from acquisitions. Sales in Europe were $536,636, a decrease of 6.1 percent from 2019. The decrease in sales consisted of a 6.4 percent volume decrease and unfavorable currency effects of 0.1 percent partially offset by a 0.4 percent increase from acquisitions. Sales in Japan were $126,601, a decrease of 0.1 percent from 2019, with volume decreasing 2.1 percent partially offset by favorable currency effects of 1.8 percent and a 0.2 percent increase from acquisitions. Sales in the Asia Pacific region were $560,748, a decrease of 1.6 percent from 2019, with volume decreasing 1.7 percent and unfavorable currency effects of 0.1 percent. partially offset by a 0.2 percent increase from acquisitions.
Cost of sales were $990,632 in 2020, down 1.1 percent from $1,002,123 in 2019. Gross profit, expressed as a percentage of sales, decreased to 53.3 percent in 2020 from 54.3 percent in 2019. Of the 1.0 percentage point decrease in gross margin, unfavorable product mix contributed 0.8 of a percentage point, higher costs and adjustments related to cost structure simplification actions contributed 0.2 of a percentage point, unfavorable currency translation effects contributed 0.1 of a percentage point, and an inventory step-up related to acquisitions contributed 0.1 of a percentage point. These were partially offset by 0.2 of a percentage point due to the first year effect of acquisitions. Severance costs were incurred in both of our segments as part of cost structure simplification actions made to improve operational efficiencies.
Selling and administrative expenses were $693,552 in 2020, compared to $708,990 in 2019. Of the 2.2 percent decrease, lower base business costs contributed 3.7 percentage points, and favorable currency translation effects contributed 0.2 of a percentage point. These improvements were partially offset by 1.0 percentage point due to higher severance costs, and 0.7 of a percentage point due to the first year effect of acquisitions.
Selling and administrative expenses as a percentage of sales increased to 32.7 percent in 2020 from 32.3 percent in 2019. Of the 0.4 percentage point increase, higher severance costs contributed 0.5 of a percentage point, and the first year effect of acquisitions contributed 0.1 of a percentage point. These increases were partially offset by lower base business costs of 0.2 of a percentage point.
In the fourth quarter of 2020, we committed to a plan to sell our screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions segment and determined that it met the criteria to be classified as held for sale. The decision was part of a strategy to focus resources on core strategies and businesses and the Board of Directors authorized the disposition on October 23, 2020. As a result of this decision, the Company incurred a non-cash, assets held for sale impairment charge of $87,371. Refer to Note 4 to the Consolidated Financial Statements for further discussion.
Operating profit as a percentage of sales decreased to 16.5 percent in 2020 compared to 22.0 percent in 2019. Of the 5.5 percentage point decline in operating margin, the assets held for sale impairment charge contributed 4.1 percentage points, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.8 of a percentage point, higher severance costs contributed 0.5 of a percentage point, and the amortization of the step-up of acquired inventory, unfavorable foreign currency translation effects, and the first-year effect of acquisitions combined to contribute a negative impact of 0.3 of a percentage point. This decline was partially offset by 0.2 of a percentage point due to lower base business costs.
Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Also, currency translation affects reported operating margins. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against the Chinese Yuan, Mexican Peso, and Brazilian Real during 2020 as compared to 2019.
Interest expense in 2020 was $32,160, a decrease of $14,985, or 31.8 percent, from 2019. The decrease was due to lower average debt levels and lower variable interest rates compared to the prior year. Other expense in 2020 was $17,577 compared to other expense of $6,708 in 2019. Included in the current year’s other expense were pension costs of $13,683 and $1,532 in foreign currency losses. Included in the prior year’s other expense were pension costs of $7,136. The increased pension costs were principally attributable to increased amortization of net actuarial losses.
Nordson Corporation 28

Income tax expense in 2020 was $51,950, or 17.2 percent of pre-tax income, as compared to $94,013, or 21.8 percent of pre-tax income in 2019. The income tax provision for 2020 included a tax benefit of $15,661 due to our share-based payment transactions which reduced the rate 5.2 percentage points.
Net income in 2020 included a non-cash, assets held for sale impairment charge of $87,371 related to our commitment to sell our screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions segment and the tax benefit of the impairment was $15,254. A portion of the impairment charge did not have related tax benefits.
Our income tax provision for 2019 included a provisional tax benefit of $4,866 to reflect the adjustment to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act ("the Act"). We are paying the transition tax in installments over the eight-year period allowable under the Act. The remaining transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2020.
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
Our income tax provision for 2019 also included a tax benefit of $4,615 due to our share-based payment transactions.

Net income was $249,539, or $4.27 per diluted share, in 2020, compared to net income of $337,091, or $5.79 per diluted share, in 2019. This represented a 26.0 percent decrease in net income and a 26.3 percent decrease in diluted earnings per share. The decrease in both net income and diluted earnings per share was due primarily to the non-cash, assets held for sale impairment charge of $87,371.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $1,143,423 in 2020, a decrease of 5.4 percent, from 2019 sales of $1,208,376. The decrease was the result of a sales volume decrease of 4.8 percent and unfavorable currency effects that decreased sales by 0.6 percent. Growth in product lines serving consumers in the non-durable end markets particularly in the United States, Americas, Europe and Japan regions was offset by weakness in sales of product lines serving industrial markets primarily in the Americas and Europe.
Operating profit as a percentage of sales decreased to 18.2 percent in 2020 compared to 27.2 percent in 2019. Of the 9.0 percentage point decline in operating margin, the assets held for sale impairment charge contributed 7.6 percentage points, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.7 of a percentage point, higher severance costs contributed 0.5 of a percentage point, and unfavorable currency translation effects contributed 0.3 of a percentage point. This decline was minimally offset by 0.1 of a percentage point due to lower base business costs.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $977,677 in 2020, a decrease of 0.8 percent from 2019 sales of $985,850. The decrease was the result of a sales volume decrease of 2.3 percent, partially offset by a 1.4 percent increase from the first-year effect of acquisitions and favorable currency effects that increased sales by 0.1 percent. Sales volume increases in certain medical product lines as well as test and inspection product lines serving electronics end markets were more than offset by weakness in fluid dispense product lines serving industrial end markets. The stable demand in medical is reflective of strength in some product lines, offset by meaningful softness in other medical products more closely tied to elective surgery, which have been reduced as a result of the COVID-19 pandemic.
Operating profit as a percentage of sales decreased to 19.6 percent in 2020 compared to 20.9 percent in 2019. Of the 1.3 percentage point decline in operating margin, unfavorable absorption due to lower sales volume and unfavorable product mix contributed 0.8 of a percentage point, higher severance costs contributed 0.4 of a percentage point, the first year effect of acquisitions contributed 0.3 of a percentage point, and an inventory step-up related to acquisitions contributed 0.2 of a percentage point. This decline was partially offset by 0.4 of a percentage point due to lower base business costs.
Nordson Corporation 29

2019 compared to 2018
We had one acquisition during 2019, Optical Control GmbH & Co. KG (“Optical”), which is included within the Advanced Technology Solutions segment.
Worldwide sales for 2019 were $2,194,226, a decrease of 2.7 percent from 2018 sales of $2,254,668. The decrease was driven by unfavorable currency translation effects of 2.0 percent and a 1.1 percent decline in sales volume, partially offset by 0.4 percent growth from acquisitions.
Sales outside the United States accounted for 65.4 percent of total sales in 2019, as compared to 68.0 percent in 2018. On a geographic basis, sales in the United States were $758,383, an increase of 5.2 percent from 2018. The increase in sales consisted of 4.9 percent from sales volume and 0.3 percent from acquisitions. In the Americas region, sales were $167,661, an increase of 5.6 percent over 2018, with volume increasing 7.2 percent and a 0.2 percent increase from acquisitions partially offset by unfavorable currency effects of 1.8 percent. Sales in Europe were $571,596, a decrease of 8.1 percent from 2018, due to unfavorable currency effects of 4.8 percent and volume decreasing 3.8 percent partially offset by a 0.5 percent increase from acquisitions. Sales in Japan were $126,756, a decrease of 21.6 percent from 2018, with volume decreasing 22.9 percent partially offset by a 0.7 percent increase from acquisitions and favorable currency effects of 0.6 percent. Sales in the Asia Pacific region were $569,830, a decrease of 3.6 percent from 2018. The decrease was driven by unfavorable currency effects of 2.3 percent and lower volume of 1.9 percent, partially offset by a 0.6 percent increase from acquisitions.
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
Interest expense in 2019 was $47,145, a decrease of $2,431, or 4.9 percent, from 2018. The decrease was due to lower average debt levels than the prior year. Other expense in 2019 was $6,708 compared to other expense of $5,868 in 2018. Included in the 2019 other expense were pension costs related to the adoption of a new accounting standard of $7,136. Included in the 2018 other expense were pension costs related to the adoption of a new accounting standard, as noted above, of $8,022, foreign currency gains of $1,133 and a non-recurring gain of $2,512.
Income tax expense in 2019 was $94,013, or 21.8 percent of pre-tax income, as compared to $71,144, or 15.9 percent of pre-tax income in 2018.
On December 22, 2017 the Act was enacted.  It reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent.  We have an October 31 fiscal year end; therefore the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 23.3 percent for our fiscal year ended October 31, 2018, and 21.0 percent for subsequent fiscal years.  The statutory tax rate of 21.0 percent was applied to earnings in 2019.
Our income tax provision for 2018 included a provisional tax benefit of $49,082 to reflect the revaluation of our tax assets and liabilities at the reduced corporate tax rate. We also recorded a provisional tax expense of $27,618 to reflect the transition tax on previously deferred foreign earnings.  The net tax effect of these discrete items resulted in a decrease of $21,464 in income tax expense for 2018, or 4.8 percent.
Subsequent to the enactment of the Act, the SEC staff issued SAB 118, which provided a measurement period of up to one year after the enactment date for companies to finalize the recognition of the income tax effects of the Act. As of January 31, 2019, our provisional accounting for the effects of the Act was complete. As a result, during 2019 and within the one year measurement period provided by SAB 118, we recorded tax expense of $4,866 to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalizations of estimates.
Nordson Corporation 30

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
Net income was $337,091, or $5.79 per diluted share, in 2019, compared to net income of $377,375, or $6.40 per diluted share, in 2018. This represented a 10.7 percent decrease in net income and a 9.5 percent decrease in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $1,208,376 in 2019, a decrease of $6,926, or 0.6 percent, from 2018 sales of $1,215,302. The decrease was the result of unfavorable currency effects that decreased sales by 2.5 percent which was partially offset by a sales volume increase of 1.9 percent. Within this segment, sales volume increased in all geographic regions with the exception of Europe. Growth in product lines serving packaging, product assembly, and polymer processing end markets as well as cold materials product lines serving automotive end markets was offset by softness in product lines serving nonwoven end markets as well as liquid and container product lines serving industrial end markets.
Operating profit as a percentage of sales increased to 27.2 percent in 2019 compared to 25.9 percent in 2018. Of the 1.3 percentage point improvement in operating margin, favorable product mix contributed 1.1 percentage points, favorable leverage of our selling and administrative expenses contributed 0.4 percentage points, and lower severance and restructuring expenses contributed 0.3 percentage points. These improvements were offset by 0.5 percentage points related to unfavorable foreign currency translation effects.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $985,850 in 2019, a decrease of $53,516, or 5.1 percent, from 2018 sales of $1,039,366. The decrease was the result of a sales volume decrease of 4.6 percent and unfavorable currency effects that decreased sales by 1.4 percent partially offset by a 0.9 percent increase from the first-year effect of acquisitions. Within this segment, sales volume, inclusive of acquisitions, increased in the United States and Americas geographic regions, and was offset by softness in all other regions. Growth in our fluid management product lines serving medical end markets was offset by lower demand in our dispensing product lines serving electronics end markets.
Operating profit as a percentage of sales decreased to 20.9 percent in 2019 compared to 23.6 percent in 2018. Of the 2.7 percentage point decline in operating margin, unfavorable product mix contributed 2.8 percentage points, unfavorable foreign currency translation effects contributed 0.4 percentage points and higher severance and restructuring expenses contributed 0.1 percentage points. These declines were partially offset by 0.6 percentage points due to favorable leverage of our selling and administrative expenses.
Liquidity and Capital Resources
Cash and cash equivalents increased $57,129 in 2020. Cash provided by operating activities was $502,421 in 2020, compared to $382,893 in 2019. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, loss on sale of property, plant and equipment, and impairment loss on assets held for sale), which was $455,490 in 2020, compared to $466,941 in 2019. The increase in cash provided by operating activities was primarily due to working capital improvements, principally related to accounts receivable, which provided cash of $46,931 compared to $84,048 used in 2019.
Cash used in investing activities was $194,109 in 2020, compared to $76,289 in 2019. In the current year, cash of $142,414 was used for acquisitions compared to $12,486 used in the prior year. Capital expenditures were $50,535 in 2020 compared to $64,244 in 2019.
Cash used in financing activities was $251,529 in 2020, compared to $251,074 cash used in 2019. Net repayment of long-term debt and long-term borrowings used $153,816 of cash in 2020, compared to $67,838 used in 2019. In 2020, cash of $52,614 was used for the purchase of treasury shares, down from $120,510 used in 2019. Dividend payments were $88,347 in 2020, up from $82,145 in 2019 due to an increase in the annual dividend to $1.53 per share from $1.43 per share. Issuance of common shares related to employee benefit plans generated $50,853 of cash in 2020, up from $26,020 in 2019.
The following is a summary of significant changes by balance sheet caption from October 31, 2019 to October 31, 2020. Goodwill increased by $98,615 driven primarily by the Fluortek acquisition. Refer to Note 3 for an explanation of the change in goodwill due to the Fluortek acquisition. Assets held for sale increased by $19,615 due to our plan to sell our screws and barrels product line. Refer to Note 4 for further discussion. Current maturities of long-term debt decreased $130,695 primarily driven by a payment of $100,000 on our Term Loan Agreement and a $25,000 payment on notes issued under our agreement with New York Life which matured in July 2020.
Nordson Corporation 31

In December 2014, the board of directors authorized a $300,000 common share repurchase program.  In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares, bringing the aggregate total of common shares authorized for repurchase to $1,000,000. Approximately $447,104 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2020. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.
As of October 31, 2020, approximately 63 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in those operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,045,389 and $1,101,736 at October 31, 2020 and 2019, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on such undistributed earnings.
Contractual Obligations
The following table summarizes contractual obligations as of October 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt (1)	$1,109,256	$38,043	$519,927	$401,286	$150,000
Interest payments on long-term debt (1)	88,678	19,709	34,345	19,720	14,904
Capital lease obligations (2)	17,820	6,226	6,987	1,651	2,956
Operating leases (2)	139,407	18,821	32,172	24,428	63,986
Contributions related to pension and postretirement benefits (3)	46,521	46,521	—	—	—
Purchase obligations (4)	78,620	74,767	3,853	—	—
Total obligations	$1,480,302	$204,087	$597,284	$447,085	$231,846
(1)In October 2020, we amended, restated and extended the term of the unsecured $200,000 private shelf facility agreement with New York Life Investment Management LLC. The facility has a three-year term and expires in October 2023. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2020, there was no outstanding balance under this facility.
In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The Term Loan Agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at October 31, 2020 was 0.71 percent.
In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At October 31, 2020, $255,000 was outstanding under this facility. The Term Loan Agreement provides for the following term loans due in two tranches: $50,000 is due in September 2022 and $205,000 is due in March 2024. The weighted average interest rate for borrowings under this agreement was 0.83 percent at October 31, 2020.
In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a 5-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At October 31, 2020, we had no balances outstanding under this facility.
In June 2018, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $350,000 of unsecured Senior Notes to the insurance companies and their affiliates. The notes mature in June 2023 through June 2030 and bear interest at fixed rates between 3.71 percent and 4.17 percent.
We entered into a $150,000 three-year Note Purchase and Private Shelf agreement with New York Life Investment Management LLC in 2011.  In 2015, the amount of the facility was increased to $180,000, and in 2016 it was
Nordson Corporation 32

increased to $200,000. Senior Notes issued under the agreement can have a maturity of up to 12 years, with an average life of up to 10 years, and are unsecured. At October 31, 2020, we had no balances outstanding under this facility.
In 2012, we entered into a Note Purchase Agreement with a group of insurance companies under which we sold $200,000 of unsecured Senior Notes.  At October 31, 2020, $109,900 was outstanding under this agreement. Existing notes mature between July 2021 and July 2025 and bear interest at fixed rates between 2.62 percent and 3.13 percent.
In July 2015, we entered into a Note Purchase Agreement under which $100,000 of unsecured Senior Notes were purchased primarily by a group of insurance companies.  At October 31, 2020, $85,714 was outstanding under this agreement.  Existing notes mature between July 2021 and July 2027 and bear interest at fixed rates of 2.89 percent and 3.19 percent.
Refer to Note 10 to the Consolidated Financial Statements for further discussion.
(2)Refer to Note 11 to the Consolidated Financial Statements for further discussion.
(3)Pension and postretirement plan funding amounts after 2021 will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. Refer to Note 7 to the Consolidated Financial Statements for further discussion.
(4)Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.
We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2021. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.
Outlook
We are optimistic about our longer-term growth opportunities in the diverse end markets we serve. We also support our customers with parts and consumables, so a significant percentage of our revenue is recurring. The combination of the Company's core strength in the direct-sales model and product innovation, combined with the new NBS Next growth framework, should deliver sustainable profitable growth. We expect the first quarter of 2021 sales growth to be approximately 2 to 3 percent as compared to the first quarter of 2020.
Our operating performance, balance sheet position, and financial ratios for 2020 remained strong, although uncertainties persist in global financial markets and the general economic environment.  Going forward, we are well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations as well as principal and interest payments on our outstanding debt.  Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements.  Cash from operations has been 15 to 24 percent of revenues over the past five years, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the next year. With respect to debt capacity, as of October 31, 2020, we had an unused, $850,000 multicurrency revolving credit facility.  This credit facility is unsecured and expires in February 2024.
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
In 2020, as compared with 2019, the United States dollar was generally stronger against foreign currencies. If 2019 exchange rates had been in effect during 2020, sales would have been approximately $5,400 higher and third party costs would have been approximately $1,200 higher. In 2019, as compared with 2018, the United States dollar was generally stronger against foreign currencies. If 2018 exchange rates had been in effect during 2019, sales would have been approximately $45,600 higher and third-party costs would have been approximately $23,500 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.

Nordson Corporation 33

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
Trends
The Five-Year Summary in Part II, Item 6 of this report documents our historical financial trends. Over this period, the world’s economic conditions fluctuated significantly. Our solid performance is attributed to our participation in diverse geographic and industrial markets and our long-term commitment to develop and provide quality products and worldwide service to meet our customers’ changing needs.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-K, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases.
In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause our actual results to differ materially from the expected results are discussed in Part 1, Item 1A, Risk Factors of this report.
Nordson Corporation 34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for United States dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. Other transactions denominated in foreign currencies are designated as hedges of our net investments in foreign subsidiaries or are intercompany transactions of a long-term investment nature. We use foreign exchange contracts on a routine basis to help mitigate the risks related to transactions denominated in foreign currencies.
Refer to Note 13 to the Consolidated Financial Statements for further discussion about our foreign currency transactions and the methods and assumptions used to record these transactions.
A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.
The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2020	2021	2022	2023	2024	2025	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$38,043	$30,643	$130,643	$110,643	$85,643	$150,000	$545,615	$608,752
Average interest rate on total borrowings outstanding during the year	3.6%	3.7%	3.7%	3.8%	3.9%	4.0%	3.6%

At October 31, 2019	2020	2021	2022	2023	2024	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$68,738	$38,187	$30,791	$130,796	$110,801	$235,851	$615,164	$647,982
Average interest rate on total borrowings outstanding during the year	3.5%	3.6%	3.7%	3.7%	3.8%	3.9%	3.5%
We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this variable-rate debt was 0.76 percent at October 31, 2020 and 3.0 percent at October 31, 2019. A one percent increase in interest rates would have resulted in additional interest expense of approximately $6,535 on the variable rate notes payable and long-term debt in 2020.
Nordson Corporation 35

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2020, 2019 and 2018
(In thousands except for per-share amounts)	2020	2019	2018
Sales	$2,121,100	$2,194,226	$2,254,668
Operating costs and expenses:
Cost of sales	990,632	1,002,123	1,018,340
Selling and administrative expenses	693,552	708,990	733,749
Assets held for sale impairment charge	87,371	—	—
	1,771,555	1,711,113	1,752,089
Operating profit	349,545	483,113	502,579
Other income (expense):
Interest expense	(32,160)	(47,145)	(49,576)
Interest and investment income	1,681	1,844	1,384
Other - net	(17,577)	(6,708)	(5,868)
	(48,056)	(52,009)	(54,060)
Income before income taxes	301,489	431,104	448,519
Income tax provision:
Current	65,906	95,031	105,093
Deferred	(13,956)	(1,018)	(33,949)
	51,950	94,013	71,144
Net income	$249,539	$337,091	$377,375
Average common shares	57,757	57,462	57,970
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	716	740	961
Average common shares and common share equivalents	58,473	58,202	58,931
Basic earnings per share	$4.32	$5.87	$6.51
Diluted earnings per share	$4.27	$5.79	$6.40
Dividends declared per common share	$1.53	$1.43	$1.25
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 36

Consolidated Statements of Comprehensive Income

Years ended October 31, 2020, 2019 and 2018
(In thousands)	2020	2019	2018
Net income	$249,539	$337,091	$377,375
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,910	3,710	(28,619)
Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	(6)	(148)	(45)
Net actuarial loss arising during the year	(21,607)	(63,138)	(7,783)
Amortization of prior service cost	(232)	(322)	(322)
Amortization of actuarial loss	12,767	6,946	10,536
Settlement loss recognized	1,931	385	200
Total pension and postretirement benefit plans	(7,147)	(56,277)	2,586
Total other comprehensive income (loss)	5,763	(52,567)	(26,033)
Reclassification due to adoption of ASU 2018-02	—	—	(18,846)
Total comprehensive income	$255,302	$284,524	$332,496
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 37

Consolidated Balance Sheets

October 31, 2020 and 2019
(In thousands)
Assets
Current assets:	2020	2019
Cash and cash equivalents	$208,293	$151,164
Receivables - net	471,873	530,765
Inventories - net	277,033	283,399
Prepaid expenses and other current assets	43,798	45,867
Assets held for sale	19,615	—
Total current assets	1,020,612	1,011,195
Property, plant and equipment - net	358,618	398,895
Operating right of use lease assets	122,125	—
Goodwill	1,713,354	1,614,739
Intangible assets - net	407,586	445,575
Deferred income taxes	9,831	11,261
Other assets	42,530	34,782
	$3,674,656	$3,516,447
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$70,949	$85,139
Income taxes payable	7,841	15,601
Accrued liabilities	167,883	161,655
Customer advance payments	42,323	41,131
Current maturities of long - term debt	38,043	168,738
Operating lease liability - current	16,918	—
Finance lease liability	5,984	5,362
Liabilities held for sale	13,148	—
Total current liabilities	363,089	477,626
Long-term debt	1,067,952	1,075,404
Operating lease liability - noncurrent	109,317	—
Finance lease liability - noncurrent	10,470	9,513
Pension obligations	165,529	158,506
Postretirement obligations	85,249	86,368
Deferred income taxes	66,995	83,564
Other long-term liabilities	47,064	44,421
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2020 and 2019	12,253	12,253
Capital in excess of stated value	534,684	483,116
Retained earnings	2,908,738	2,747,650
Accumulated other comprehensive loss	(226,118)	(231,881)
Common shares in treasury, at cost	(1,470,566)	(1,430,093)
Total shareholders' equity	1,758,991	1,581,045
	$3,674,656	$3,516,447
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 38

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2020, 2019 and 2018
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2017	$12,253	$412,785	$2,164,597	$(134,435)	$(1,299,707)	$1,155,493
Shares issued under company stock and employee benefit plans	—	12,220	—	—	6,591	18,811
Stock-based compensation	—	21,550	—	—	—	21,550
Purchase of treasury shares (180,735 shares)	—	—	—	—	(24,012)	(24,012)
Dividends declared ($1.25 per share)	—	—	(72,443)	—	—	(72,443)
Net income	—	—	377,375	—	—	377,375
Reclassification due to adoption of ASU 2018-02	—	—	18,846	(18,846)	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(28,619)	—	(28,619)
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,586	—	2,586
October 31, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans	—	18,475	—	—	7,545	26,020
Stock-based compensation	—	18,086	—	—	—	18,086
Purchase of treasury shares (998,004 shares)	—	—	—	—	(120,510)	(120,510)
Dividends declared ($1.43 per share)	—	—	(82,145)	—	—	(82,145)
Net income	—	—	337,091	—	—	337,091
Impact of adoption of ASU 2014-09	—	—	4,329	—	—	4,329
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,710	—	3,710
Defined benefit pension and post-retirement plans adjustment	—	—	—	(56,277)	—	(56,277)
October 31, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	38,712	—	—	12,141	50,853
Stock-based compensation	—	12,856	—	—	—	12,856
Purchase of treasury shares (384,498 shares)	—	—	—	—	(52,614)	(52,614)
Dividends declared ($1.53 per share)	—	—	(88,347)	—	—	(88,347)
Net income	—	—	249,539	—	—	249,539
Impact of adoption of ASU 2016-02	—	—	(104)	—	—	(104)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	12,910	—	12,910
Defined benefit pension and post-retirement plans adjustment	—	—	—	(7,147)	—	(7,147)
October 31, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 39

Consolidated Statements of Cash Flows

Years ended October 31, 2020, 2019 and 2018
(In thousands)
Cash flows from operating activities:	2020	2019	2018
Net income	$249,539	$337,091	$377,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,323	55,454	52,959
Amortization	56,979	54,790	55,448
Provision for losses on receivables	2,165	2,254	1,185
Deferred income taxes	(13,956)	(1,018)	(33,949)
Non-cash stock compensation	12,856	18,086	21,550
Loss on sale of property, plant and equipment	484	953	830
Impairment loss on assets held for sale	87,371	—	—
Other non-cash	3,729	(669)	1,359
Changes in operating assets and liabilities:
Receivables	50,098	(39,992)	10,236
Inventories	5,785	(23,117)	5,532
Prepaid expenses	1,978	(2,024)	(4,046)
Accounts payable	(10,673)	654	(2,671)
Income taxes payable	(7,816)	(3,832)	(2,718)
Accrued liabilities	6,360	(14,027)	2,134
Customer advance payments	(619)	2,193	5,047
Other net	1,818	(3,903)	14,367
Net cash provided by operating activities	502,421	382,893	504,638
Cash flows from investing activities:
Additions to property, plant and equipment	(50,535)	(64,244)	(89,790)
Proceeds from sale of property, plant and equipment	840	1,285	458
Acquisition of businesses, net of cash acquired	(142,414)	(12,486)	(50,586)
Other	(2,000)	(844)	—
Net cash used in investing activities	(194,109)	(76,289)	(139,918)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	996
Repayment of short-term borrowings	—	—	(1,006)
Proceeds from long-term debt	165,734	186,635	585,661
Repayment of long-term debt	(319,550)	(254,473)	(854,538)
Repayment of capital lease obligations	(7,605)	(4,859)	(5,333)
Payment of debt issuance costs	—	(1,742)	(1,826)
Issuance of common shares	50,853	26,020	18,811
Purchase of treasury shares	(52,614)	(120,510)	(24,012)
Dividends paid	(88,347)	(82,145)	(72,443)
Net cash used in financing activities	(251,529)	(251,074)	(353,690)
Effect of exchange rate changes on cash	346	(44)	(5,735)
Increase in cash and cash equivalents	57,129	55,486	5,295
Cash and cash equivalents at beginning of year	151,164	95,678	90,383
Cash and cash equivalents at end of year	$208,293	$151,164	$95,678
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
Fiscal year — Our fiscal year is November 1 through October 31.
Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable.  Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied.  Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2020 and 2019 were not material.
However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Solutions segment, there was a change in revenue recognition upon adoption of the new revenue standard. Previously, these contracts were recognized at the point in time when the shipping terms were satisfied.  Under the new revenue standard, we now recognize revenue for these contracts over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations.  The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided.  We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract.  Under this method, revenues are recorded proportionally as costs are incurred.  Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2020 or 2019.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.
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
Nordson Corporation 41

Notes to Consolidated Financial Statements — (Continued)

We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources.  Refer to Note 16 for details on our operating segments.
Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.
Advertising costs — Advertising costs are expensed as incurred and were $7,174, $10,479 and $12,451 in 2020, 2019 and 2018, respectively.
Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $63,591, $60,018 and $58,806 in 2020, 2019 and 2018, respectively. As a percentage of sales, research and development expenses were 3.0, 2.7 and 2.6 percent in 2020, 2019 and 2018, respectively.
Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.  Options for 95 common shares were excluded from the diluted earnings per share calculation in 2020 and 176 options were excluded from the calculation of diluted earnings per share in 2019 because their effect would have been anti-dilutive. No options were excluded from the calculation of diluted earnings per share in 2018. Under the Amended and Restated 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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
Inventories — Inventories are valued at the lower of cost or net realizable value. Cost was determined using the last-in, first-out (LIFO) method for 19 percent of consolidated inventories at October 31, 2020 and 19 percent of consolidated inventories at October 31, 2019. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $4,545 and $6,145 higher than reported at October 31, 2020 and 2019, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.
Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under finance leases, over the terms of the leases. Leasehold improvements are depreciated over the shorter of the lease term or their useful lives. Useful lives are as follows:

Land improvements	15-25 years
Buildings	20-40 years
Machinery and equipment	3-18 years
Enterprise management systems	5-13 years
Depreciation expense is included in cost of sales and selling and administrative expenses. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2020, 2019 or 2018.
Nordson Corporation 42

Notes to Consolidated Financial Statements — (Continued)

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
Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2020, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	12 years
Customer relationships	14 years
Noncompete agreements	4 years
Trade names	15 years
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
Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2020 and 2019 consisted of:

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2019	$(53,332)	$(178,549)	$(231,881)
Pension and postretirement plan changes, net of tax of $(2,404)	—	(7,147)	(7,147)
Currency translation losses	12,910	—	12,910
Balance at October 31, 2020	$(40,422)	$(185,696)	$(226,118)
Warranties — We offer warranties to our customers depending on the specific product and terms of the customer purchase agreement. A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) measured from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates. Based on analysis of return rates and other factors, the adequacy of our warranty provisions is adjusted as necessary. The liability for warranty costs is included in accrued liabilities in the Consolidated Balance Sheet.
Following is a reconciliation of the product warranty liability for 2020 and 2019:

	2020	2019
Balance at beginning of year	$11,006	$12,195
Accruals for warranties	11,662	9,670
Warranty payments	(12,330)	(10,881)
Currency adjustments	212	22
Balance at end of year	$10,550	$11,006
Nordson Corporation 43

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Recently issued accounting standards
New accounting guidance adopted:
On November 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Accounting Standards Codification (ASC) 842, “Leases.” This standard requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than 12 months. We elected to use the transition option, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We elected the practical expedient package related to the identification of leases in contracts, lease classification, and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As we have not reassessed such conclusions, we did not adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated, to separate non-lease components within our lease portfolios, or whether a purchase option will be exercised. There was not a material cumulative-effect adjustment to our beginning retained earnings for the adoption of this standard. Upon adoption, we recognized operating right-of-use assets and lease liabilities in our Consolidated Balance Sheet of $130,538 and $134,853 as of November 1, 2019, respectively, and operating right-of-use assets and lease liabilities were $122,125 and $126,235 as of October 31, 2020, respectively. Adoption of the new standard did not have a material impact on our Consolidated Statements of Income and Cash Flows. Refer to Note 11 for further discussion of leases.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which changes the impairment model for most financial instruments. Prior guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. The new standard requires the use of a current expected credit loss model to immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The standard does not prescribe a specific method to make an estimate, so the application requires judgment and should consider historical information, current information, and reasonable and supportable forecasts, and includes estimates of prepayment. We adopted the new standard on November 1, 2020 with no material impact to the Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40),” a new standard which makes a number of changes meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. We adopted the new standard on November 1, 2020 with no material impact to the Consolidated Financial Statements.
In August 2018, the FASB issued a new standard which removes, modifies, and adds certain disclosure requirements on fair value measurements.  The guidance removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.  In addition, the amendment clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The guidance adds disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  We adopted the new standard on November 1, 2020 with no material impact to the Consolidated Financial Statements.
New accounting guidance issued and not yet adopted:
In August 2018, the FASB issued a new standard which addresses defined benefit plans.  The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net period benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a 1.00 percent point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligations for postretirement health care benefits are removed.  A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.  Additionally, the standard clarifies disclosure requirements surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.  The standard will be effective for us beginning November 1, 2021.  Early adoption is permitted.  We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
Nordson Corporation 44

Notes to Consolidated Financial Statements — (Continued)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The standard will be effective for us beginning November 1, 2021. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We are currently assessing the impact of this standard on our Consolidated Financial Statements.
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
2020 acquisitions
On September 1, 2020, we acquired 100 percent of the outstanding shares of vivaMOS Ltd. ("vivaMOS"), a developer and fabricator of high-end large-area complementary metal–oxide–semiconductor (CMOS) image sensors for a wide range of X-ray applications. We acquired vivaMOS for an aggregate purchase price of $17,154 net of cash and other closing adjustments of approximately $158, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $14,394 and identifiable intangible assets of $4,040 were recorded. The identifiable intangible assets consist primarily of $3,900 of technology (amortized over 10 years) and $140 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results of vivaMOS are not material to our Consolidated Financial Statements. As of October 31, 2020, the purchase price allocation remains preliminary as we complete our assessments of intangible assets and income taxes.
On June 1, 2020, we acquired 100 percent of the outstanding shares of Fluortek, Inc. ("Fluortek"), a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years), and $770 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results for Fluortek are not material to the our Consolidated Financial Statements. As of October 31, 2020, the purchase price allocation remains preliminary as we complete our assessment of income taxes.
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
2018 acquisitions
On October 17, 2018, we purchased 100 percent of the outstanding shares of Cladach Nua Teoranta (“Clada”), a Galway, Ireland designer and developer primarily focused on medical balloons and balloon catheters. Clada’s technologies are used in key applications such as angioplasty and the treatment of vascular disease. We acquired Clada for an aggregate purchase price of $5,236 which included an earn-out liability of $1,131. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $3,776 and identifiable intangible assets of $697 were recorded. Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment.
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

Nordson Corporation 45

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Assets Held for Sale
In the fourth quarter of 2020, we committed to a plan to sell our screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions operating segment and determined that it met the criteria to be classified as held for sale. Therefore, these assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of October 31, 2020. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. We entered into a letter of intent to sell the screws and barrels product line in October 2020. In December 2020, we entered into a definitive agreement with the buyer.
Before measuring the fair value less costs to sell of the disposal group as a whole, we first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the definitive agreement entered into by us and the buyer, we determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, we recorded a non-cash, assets held for sale impairment charge of $87,371.
The assets and liabilities of the screws and barrels product line classified as held for sale at October 31, 2020 were as follows:

2020
Receivables - net	$14,327
Inventories - net	9,854
Prepaid expenses and other current assets	696
Property, plant and equipment - net	58,950
Other assets	23,159
Impairment on carrying value	(87,371)
Assets held for sale	$19,615

Accounts payable	$4,625
Accrued liabilities	3,352
Other liabilities	5,171
Liabilities held for sale	$13,148
The pending transaction is subject to customary closing conditions and is expected to close no later than the third quarter of 2021.
Excluding the non-cash, assets held for sale impairment charge of $87,371 recorded in the fourth quarter of 2020, the operating results of the screws and barrels product line were not material to our Consolidated Financial Statements for any period presented.
Nordson Corporation 46

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Details of Consolidated Balance Sheet	2020	2019
Receivables:
Accounts	$445,360	$506,318
Notes	4,592	3,980
Other	30,966	30,268
	480,918	540,566
Allowance for doubtful accounts	(9,045)	(9,801)
	$471,873	$530,765
Inventories:
Raw materials and component parts	$94,630	$102,044
Work-in-process	44,403	42,904
Finished goods	183,860	183,973
	322,893	328,921
Obsolescence and other reserves	(41,315)	(39,377)
LIFO reserve	(4,545)	(6,145)
	$277,033	$283,399
Property, plant and equipment:
Land	$8,816	$10,468
Land improvements	4,611	4,390
Buildings	253,621	256,195
Machinery and equipment	464,171	489,864
Enterprise management system	56,103	53,020
Construction-in-progress	29,897	34,944
Leased property under capitalized leases	32,590	29,528
	849,809	878,409
Accumulated depreciation and amortization	(491,191)	(479,514)
	$358,618	$398,895
Accrued liabilities:
Salaries and other compensation	$52,260	$57,773
Pension and retirement	10,282	9,993
Taxes other than income taxes	13,346	8,606
Customer commissions	9,158	9,030
Other	82,837	76,253
	$167,883	$161,655
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
Nordson Corporation 47

Notes to Consolidated Financial Statements — (Continued)

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
An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2020, 2019 and 2018, the fair value of each reporting unit exceeded its carrying value, and accordingly we did not record any goodwill impairment charges in 2020, 2019 or 2018.
Our reporting units include components of the Industrial Precision Solutions and the Advanced Technology Solutions segments.
Changes in the carrying amount of goodwill during 2020 by operating segment:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2019	$411,461	$1,203,278	$1,614,739
Acquisitions	—	90,441	90,441
Other	(453)		(453)
Currency effect	4,854	3,773	8,627
Balance at October 31, 2020	$415,862	$1,297,492	$1,713,354
The Other activity above reflects an allocation of goodwill to the disposal group classified as held for sale. See Note 4, Assets Held for Sale.
Changes in the carrying amount of goodwill during 2019 by operating segment:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2018	$413,049	$1,194,969	$1,608,018
Acquisition	—	9,225	9,225
Currency effect	(1,588)	(916)	(2,504)
Balance at October 31, 2019	$411,461	$1,203,278	$1,614,739
Accumulated impairment losses, which were recorded in 2009, were $232,789 at October 31, 2020 and October 31, 2019. Of these losses, $229,173 related to the Advanced Technology Solutions segment and $3,616 related to the Industrial Precision Solutions segment.

Nordson Corporation 48

Notes to Consolidated Financial Statements — (Continued)

Information regarding intangible assets subject to amortization:

	October 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,568	$193,617	$289,951
Patent/technology costs	153,555	76,934	76,621
Trade name	74,240	34,693	39,547
Noncompete agreements	9,908	8,444	1,464
Other	1,403	1,400	3
Total	$722,674	$315,088	$407,586

	October 31, 2019
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,007	$173,996	$306,011
Patent/technology costs	154,735	71,663	83,072
Trade name	96,655	41,303	55,352
Noncompete agreements	11,540	10,406	1,134
Other	1,400	1,394	6
Total	$744,337	$298,762	$445,575
Amortization expense for 2020, 2019 and 2018 was $56,979, $54,790 and $55,448 respectively.
Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2021	$50,576
2022	$46,685
2023	$45,697
2024	$40,815
2025	$39,115
Note 7 — Retirement, pension and other postretirement plans
Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2020, 2019 and 2018 was approximately $20,265, $22,573 and $22,634, respectively.
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
Nordson Corporation 49

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$551,997	$425,605	$97,990	$87,227
Service cost	20,635	14,587	2,099	1,933
Interest cost	15,824	18,304	1,025	1,670
Participant contributions	—	—	83	83
Plan amendments	—	—	—	186
Settlements	(4,992)	—	—	(3,018)
Foreign currency exchange rate change	—	—	2,814	106
Actuarial loss	47,788	107,662	2,729	11,852
Benefits paid	(15,484)	(14,161)	(1,891)	(2,049)
Benefit obligation at end of year	$615,768	$551,997	$104,849	$97,990

Change in plan assets:
Beginning fair value of plan assets	$448,931	$361,073	$39,640	$39,617
Actual return on plan assets	41,712	76,700	3,697	707
Company contributions	40,083	25,319	3,365	3,696
Participant contributions	—	—	83	83
Settlements	(4,992)	—	—	(3,018)
Foreign currency exchange rate change	—	—	582	604
Benefits paid	(15,484)	(14,161)	(1,891)	(2,049)
Ending fair value of plan assets	$510,250	$448,931	$45,476	$39,640

Funded status at end of year	$(105,518)	$(103,066)	$(59,373)	$(58,350)

Amounts recognized in financial statements:
Noncurrent asset	$3,162	$2,171	$3,321	$1,375
Accrued benefit liability	(5,211)	(6,435)	(634)	(21)
Long-term pension obligations	(103,469)	(98,802)	(62,060)	(59,704)
Total amount recognized in financial statements	$(105,518)	$(103,066)	$(59,373)	$(58,350)

	United States		International
	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$192,593	$178,390	$32,097	$33,826
Prior service credit	(16)	(100)	(2,137)	(2,342)
Accumulated other comprehensive loss	$192,577	$178,290	$29,960	$31,484

Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial loss	$14,297	$13,591	$3,049	$2,945
Amortization of prior service credit	(81)	(84)	(299)	(288)
Total	$14,216	$13,507	$2,750	$2,657
Nordson Corporation 50

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive loss:

	United States		International
	2020	2019	2020	2019
Balance at beginning of year	$178,290	$130,627	$31,484	$20,460
Net loss arising during the year	30,743	54,304	305	12,737
Prior service cost arising during the year	—	—	—	186
Net gain recognized during the year	(14,032)	(6,702)	(2,972)	(1,696)
Prior service credit recognized during the year	84	61	290	303
Settlement loss	(2,508)	—	—	(470)
Exchange rate effect during the year	—	—	853	(36)
Balance at end of year	$192,577	$178,290	$29,960	$31,484
Information regarding the accumulated benefit obligation is as follows:

	United States		International
	2020	2019	2020	2019
For all plans:
Accumulated benefit obligation	$571,036	$513,861	$96,252	$83,439

For plans with benefit obligations in excess of plan assets:
Projected benefit obligation	553,403	491,816	92,775	86,534
Accumulated benefit obligation	508,671	453,681	85,189	73,293
Fair value of plan assets	444,723	386,580	30,797	27,769
Net periodic pension costs include the following components:

	United States			International
	2020	2019	2018	2020	2019	2018
Service cost	$20,635	$14,587	$13,052	$2,099	$1,933	$2,048
Interest cost	15,824	18,304	14,797	1,025	1,670	1,656
Expected return on plan assets	(24,667)	(23,341)	(21,964)	(1,273)	(1,592)	(1,512)
Amortization of prior service cost (credit)	(84)	(61)	(22)	(290)	(303)	(316)
Amortization of net actuarial loss	14,032	6,702	9,479	2,972	1,696	2,115
Settlement loss	2,508	—	—	—	470	252
Total benefit cost	$28,248	$16,191	$15,342	$4,533	$3,874	$4,243
Net periodic pension cost for 2020, 2019 and 2018 included a settlement loss of $2,508, $470 and $252, respectively, due to lump sum retirement payments.
The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.
Nordson Corporation 51

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligations at October 31:
Discount rate	2.85%	3.25%	4.53%	1.01%	1.26%	2.14%
Rate of compensation increase	4.00	4.00	3.90	2.69	3.12	3.12
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	3.25	4.53	3.80	1.26	2.14	2.07
Discount rate - service cost	3.56	4.70	4.01	1.12	1.82	1.76
Discount rate - interest cost	2.78	4.15	3.31	1.05	1.90	1.83
Expected return on plan assets	5.75	6.00	6.00	3.22	3.96	3.91
Rate of compensation increase	4.00	3.90	3.61	3.12	3.12	3.13
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2020, 2019, and 2018 are due to changes in yields for these types of investments as a result of the economic environment.
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
The allocation of pension plan assets as of October 31, 2020 and 2019 is as follows:

	United States		International
	2020	2019	2020	2019
Asset Category
Equity securities	11%	11%	—%	—%
Debt securities	49	53	—	—
Insurance contracts	—	—	54	54
Pooled investment funds	39	35	44	45
Other	1	1	2	1
Total	100%	100%	100%	100%
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.
Our United States plans comprise 92 percent of the Company's worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2020, the target in “return-seeking assets” is 30 percent and 70 percent in fixed income assets. Plan assets are diversified across several investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the investment guidelines established with each investment manager.
Nordson Corporation 52

Notes to Consolidated Financial Statements — (Continued)

Our international plans comprise 8 percent of the Company's worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
The fair values of our pension plan assets at October 31, 2020 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,331	$1,331	$—	$—	$759	$759	$—	$—
Money market funds	5,059	5,059	—	—	—	—	—	—
Equity securities:
Basic materials	1,750	1,750	—	—	—	—	—	—
Consumer goods	5,024	5,024	—	—	—	—	—	—
Financial	4,745	4,745	—	—	—	—	—	—
Healthcare	4,518	4,518	—	—	—	—	—	—
Industrial goods	3,588	3,588	—	—	—	—	—	—
Technology	5,706	5,706	—	—	—	—	—	—
Utilities	685	685	—	—	—	—	—	—
Mutual funds	24,266	24,266	—	—	—	—	—	—
Fixed income securities:
U.S. Government	71,855	8,267	63,588	—	—	—	—	—
Corporate	173,046	—	173,046	—	—	—	—	—
Other	6,673	—	6,673	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	24,496	—	—	24,496
Other	845	845	—	—	—	—	—	—
Total investments in the fair value hierarchy	$309,091	$65,784	$243,307	$—	$25,255	$759	$—	$24,496

Investments measured at Net Asset Value:
Real estate collective funds	38,996				—
Pooled investment funds	162,163				20,221
Total Investments at Fair Value	$510,250				$45,476
Nordson Corporation 53

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2019 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,208	$1,208	$—	$—	$441	$441	$—	$—
Money market funds	5,566	5,566	—	—	—	—	—	—
Equity securities:
Basic materials	2,318	2,318	—	—	—	—	—	—
Consumer goods	4,412	4,412	—	—	—	—	—	—
Financial	6,120	6,120	—	—	—	—	—	—
Healthcare	4,460	4,460	—	—	—	—	—	—
Industrial goods	3,152	3,152	—	—	—	—	—	—
Technology	5,064	5,064	—	—	—	—	—	—
Utilities	937	937	—	—	—	—	—	—
Mutual funds	19,674	19,674	—	—	—	—	—	—
Fixed income securities:
U.S. Government	83,025	13,094	69,931	—	—	—	—	—
Corporate	151,607	—	151,607	—	—	—	—	—
Other	5,051	—	5,051	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	21,245	—	—	21,245
Other	1,101	1,101	—	—	—	—	—	—
Total investments in the fair value hierarchy	$293,695	$67,106	$226,589	$—	$21,686	$441	$—	$21,245

Investments measured at Net Asset Value:
Real estate collective funds	33,917				—
Pooled investment funds	121,319				17,954
Total Investments at Fair Value	$448,931				$39,640
These investment funds did not own a significant number of shares of Nordson Corporation common stock for any year presented.
The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 12. Following are the valuation methodologies used to measure these assets:
•Money market funds - Money market funds are public investment vehicles that are valued with a net asset value of one dollar. This is a quoted price in an active market and is classified as Level 1.
•Equity securities - Common stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and are classified as Level 1.
•Fixed income securities - U.S. Treasury bills reflect the closing price on the active market in which the securities are traded and are classified as Level 1. Securities of U.S. agencies are valued using bid evaluations and are classified as Level 2. Corporate fixed income securities are valued using evaluated prices, such as dealer quotes, bids and offers and are therefore classified as Level 2.
•Insurance contracts - Insurance contracts are investments with various insurance companies. The contract value represents the best estimate of fair value. These contracts do not hold any specific assets. These investments are classified as Level 3.
•Real estate collective funds – These funds are valued using the net asset value of the underlying properties. Net asset value is calculated using a combination of key inputs, such as revenue and expense growth rates, terminal capitalization rates and discount rates.
•Pooled investment funds - These are public investment vehicles valued using the net asset value. The net asset value is based on the value of the assets owned by the plan, less liabilities. These investments are not quoted on an active exchange.
Nordson Corporation 54

Notes to Consolidated Financial Statements — (Continued)

The following tables present an analysis of changes during the years ended October 31, 2020 and 2019 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2019	$21,245	$21,245
Actual return on plan assets:
Assets held, end of year	1,739	1,739
Assets sold during the period	—	—
Purchases	2,462	2,462
Sales	(1,495)	(1,495)
Foreign currency translation	545	545
Ending balance at October 31, 2020	$24,496	$24,496

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Insurance contracts	Total
Beginning balance at October 31, 2018	$21,645	$21,645
Actual return on plan assets:
Assets held, end of year	913	913
Assets sold during the period	—	—
Purchases	2,431	2,431
Sales	(4,102)	(4,102)
Foreign currency translation	358	358
Ending balance at October 31, 2019	$21,245	$21,245
Contributions to pension plans in 2021 are estimated to be approximately $43,721.
Retiree pension benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Year	United States	International
2021	$23,045	$3,488
2022	20,262	3,042
2023	21,686	3,069
2024	23,213	3,527
2025	25,209	3,721
2026-2030	150,280	19,949
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
Nordson Corporation 55

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$88,660	$72,010	$454	$512
Service cost	666	545	15	16
Interest cost	2,345	2,984	13	19
Participant contributions	611	684	—	—
Foreign currency exchange rate change	—	—	(5)	(1)
Actuarial (gain) loss	(2,024)	15,101	(26)	(86)
Benefits paid	(2,613)	(2,664)	(6)	(6)
Benefit obligation at end of year	$87,645	$88,660	$445	$454

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,002	1,980	6	6
Participant contributions	611	684	—	—
Benefits paid	(2,613)	(2,664)	(6)	(6)
Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(87,645)	$(88,660)	$(445)	$(454)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,835)	$(2,740)	$(6)	$(6)
Long-term postretirement obligations	(84,810)	(85,920)	(439)	(448)
Total amount recognized in financial statements	$(87,645)	$(88,660)	$(445)	$(454)

	United States		International
	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$25,614	$28,992	$(466)	$(482)
Prior service credit	—	(16)	—	—
Accumulated other comprehensive (gain) loss	$25,614	$28,976	$(466)	$(482)
Amounts expected to be recognized during next fiscal year:
Amortization of net actuarial (gain) loss	$1,388	$1,674	$(39)	$(37)
Amortization of prior service credit	—	(16)	—	—
Total	$1,388	$1,658	$(39)	$(37)

Nordson Corporation 56

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2020	2019	2020	2019
Balance at beginning of year	$28,976	$14,483	$(482)	$(423)
Net (gain) loss arising during the year	(2,024)	15,101	(26)	(86)
Net gain (loss) recognized during the year	(1,355)	(634)	36	28
Prior service credit recognized during the year	17	26	—	—
Exchange rate effect during the year	—	—	6	(1)
Balance at end of year	$25,614	$28,976	$(466)	$(482)
Net postretirement benefit costs include the following components:

	United States			International
	2020	2019	2018	2020	2019	2018
Service cost	$666	$545	$709	$15	$16	$20
Interest cost	2,345	2,984	2,557	13	19	20
Amortization of prior service credit	(17)	(26)	(99)	—	—	—
Amortization of net actuarial (gain) loss	1,355	634	1,079	(36)	(28)	(20)
Total benefit cost (credit)	$4,349	$4,137	$4,246	$(8)	$7	$20
The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligations at October 31:
Discount rate	2.84%	3.27%	4.56%	2.94%	3.03%	3.88%
Health care cost trend rate	3.40	3.62	3.75	4.22	4.00	6.35
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	3.17	3.24	3.27	4.05	4.05	3.50
Year the rate reaches the ultimate trend rate	2026	2026	2026	2040	2040	2037
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate benefit obligation	3.27%	4.56%	3.86%	3.03%	3.88%	3.52%
Discount rate service cost	3.61	4.77	4.11	3.05	3.90	3.54
Discount rate interest cost	2.79	4.18	3.39	2.88	3.80	3.40
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

	United States		International
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
Health care trend rate:
Effect on total net postretirement benefit cost components in 2020	$431	$(345)	$7	$(5)
Effect on postretirement obligation as of October 31, 2020	$11,019	$(9,100)	$103	$(80)
Contributions to postretirement plans in 2021 are estimated to be approximately $2,800.
Nordson Corporation 57

Notes to Consolidated Financial Statements — (Continued)

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2021	$2,835	$6
2022	3,047	6
2023	3,238	6
2024	3,444	6
2025	3,623	6
2026-2030	20,133	46
Note 8 — Income taxes
Income tax expense includes the following:

	2020	2019	2018
Current:
U.S. federal	$19,265	$40,012	$39,837
State and local	984	3,429	1,734
Foreign	45,657	51,590	63,522
Total current	65,906	95,031	105,093
Deferred:
U.S. federal	(10,143)	1,470	(32,829)
State and local	(1,023)	633	891
Foreign	(2,790)	(3,121)	(2,011)
Total deferred	(13,956)	(1,018)	(33,949)
	$51,950	$94,013	$71,144
Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $120,054, $222,435 and $192,643 in 2020, 2019 and 2018, respectively.
Our income tax provision for 2020 included a tax benefit of $15,661 due to our share-based payment transactions. Income before taxes in 2020 included a non-cash, assets held for sale impairment charge of $87,371 related to our commitment to sell our screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions segment and the tax benefit of the impairment was $15,254. A portion of the impairment charge did not have related tax benefits.
Our income tax provision for 2019 included a provisional tax benefit of $4,866 to reflect the adjustment to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act ("the Act"). We are paying the transition tax in installments over the eight-year period allowable under the Act. The remaining transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2020.
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
Nordson Corporation 58

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2020	2019	2018
Statutory federal income tax rate	21.00%	21.00%	23.34%
Transition tax	—	1.46	6.16
Tax rate change deferred tax remeasurement	—	—	(10.94)
Share-based and other compensation	(4.15)	(0.55)	(1.45)
Domestic production deduction	—	—	(0.82)
Foreign tax rate variances, net of foreign tax credits	1.51	1.16	(0.46)
State and local taxes, net of federal income tax benefit	(0.01)	0.74	0.45
Amounts related to prior years	(0.04)	(0.55)	(0.21)
Foreign-Derived Intangible Income Deduction	(0.95)	(1.51)	—
Global Intangible Low-Taxed Income net of foreign tax credits	0.97	0.85	—
Other – net	(1.10)	(0.79)	(0.21)
Effective tax rate	17.23%	21.81%	15.86%
Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $181,435, $208,669 and $255,877 in 2020, 2019 and 2018, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,045,389 and $1,101,736 at October 31, 2020 and 2019, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, U.S. state and local taxes and currency translation considerations.
At October 31, 2020 and 2019, total unrecognized tax benefits were $6,717 and $2,909, respectively. The amounts that, if recognized, would impact the effective tax rate were $5,998 and $2,429 at October 31, 2020 and 2019, respectively. During 2020, unrecognized tax benefits related primarily to domestic positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Balance at beginning of year	$2,909	$2,891	$3,781
Additions based on tax positions related to the current year	370	370	310
Additions for tax positions of prior years	4,068	547	40
Reductions for tax positions of prior years	—	—	(120)
Settlements	(137)	—	—
Lapse of statute of limitations	(493)	(899)	(1,120)
Balance at end of year	$6,717	$2,909	$2,891
At October 31, 2020 and 2019, we had accrued interest and penalty expense related to unrecognized tax benefits of $2,179 and $593, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).
We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2017 through 2020 tax years; tax years prior to the 2017 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2014. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.
Nordson Corporation 59

Notes to Consolidated Financial Statements — (Continued)

Significant components of deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets:
Employee benefits	$70,838	$73,025
Other accruals not currently deductible for taxes	16,207	16,294
Tax credit and loss carryforwards	20,268	18,074
Inventory adjustments	8,757	5,269
Total deferred tax assets	116,070	112,662
Valuation allowance	(22,233)	(15,301)
Total deferred tax assets	93,837	97,361
Deferred tax liabilities:
Depreciation and amortization	150,591	169,009
Other - net	410	655
Total deferred tax liabilities	151,001	169,664
Net deferred tax liabilities	$(57,164)	$(72,303)
At October 31, 2020, we had $8,565 of tax credit carryforwards, $921 of which expires in 2028 and $7,644 of which has an indefinite carryforward period. We also had $58,559 state, $24,394 foreign operating loss carryforwards, and a $24,227 capital loss carryforward, of which $88,613 will expire in 2021 through 2040, and $18,567 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $6,932 in 2020 and of $439 in 2019. The valuation allowance of $22,233 at October 31, 2020, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.
Note 9 — Bank lines of credit
Bank lines of credit are summarized as follows:

	2020	2019
Maximum borrowings available under bank lines of credit (all foreign banks)	$74,766	$79,930
Unused bank lines of credit	$74,766	$79,930
Note 10 — Long-term debt
A summary of long-term debt is as follows:

	2020	2019
Senior notes, due 2021-2025	$109,900	$140,800
Senior notes, due 2021-2027	85,714	92,857
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2022-2024	255,000	505,000
Euro loan, due 2023	308,642	128,219
Private shelf facility	—	30,556
Development loans	—	951
	1,109,256	1,248,383
Less current maturities	38,043	168,738
Less unamortized debt issuance costs	3,261	4,241
Long-term maturities	$1,067,952	$1,075,404
Nordson Corporation 60

Notes to Consolidated Financial Statements — (Continued)

Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At October 31, 2020 and October 31, 2019, we had no balances outstanding under this facility. We were in compliance with all covenants at October 31, 2020, and the amount we could borrow under the facility would not have been limited by any debt covenants.
Senior notes, due 2021-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 2.33 years. The weighted-average interest rate at October 31, 2020 was 3.07 percent.
Senior notes, due 2021-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 3.91 years. The weighted-average interest rate at October 31, 2020 was 3.06 percent.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered in 2019 with a group of insurance companies had a remaining weighted-average life of 5.04 years. The weighted-average interest rate at October 31, 2020 was 3.90 percent.
Term loan, due 2022-2024 —  In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At October 31, 2020, $255,000 was outstanding under this facility. The Term Loan Agreement provides for the following term loans due in two tranches: $50,000 is due in September 2022, and $205,000 is due in March 2024. The weighted average interest rate for borrowings under this agreement was 0.83 percent at October 31, 2020.  We were in compliance with all covenants at October 31, 2020
Euro loan, due 2023 — In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The Term Loan Agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at October 31, 2020 was 0.71 percent. We were in compliance with all covenants at October 31, 2020.
Private shelf facility — In October 2020, we amended, restated and extended the term of the unsecured $200,000 private shelf facility agreement with New York Life Investment Management LLC. The facility has a three-year term and expires in October 2023. The interest rate on each borrowing is fixed based upon the market rate at the borrowing date or is variable based upon the LIBOR rate. At October 31, 2020, there was no outstanding balance under this facility.
Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2020, are as follows: $38,043 in 2021; $80,642 in 2022; $439,285 in 2023; $315,643 in 2024 and $85,643 in 2025.
Note 11 — Leases
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
We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles. We often have options to renew lease terms for buildings and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur. Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant, and equipment – net on the Consolidated Balance Sheet with related amortization recorded in depreciation expense on the Consolidated Statement of Cash Flows. As of October 31, 2020, we had no material leases that had yet to commence.

Nordson Corporation 61

Notes to Consolidated Financial Statements — (Continued)

Additional lease information is summarized below for the twelve months ended October 31, 2020:

	October 31, 2020
	Finance Leases	Operating Leases
Amortization of right of use assets	$7,087	$—
Interest	350	—
Lease cost(1)	7,437	21,489
Short-term and variable lease cost(1)	1,478	3,011
Total lease cost	$8,915	$24,500

(1) Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.
Supplemental cash flow information is summarized below for the twelve months ended October 31, 2020:

Cash outflows for leases	$7,605	$20,918
Weighted average remaining lease term (years)	4.65	10.47
Weighted average discount rate	2.39%	1.70%
The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheet as of October 31, 2020. The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2021	$6,226	$18,821
2022	4,332	17,367
2023	2,655	14,805
2024	999	13,163
2025	652	11,265
Later years	2,956	63,986
Total minimum lease payments	17,820	139,407
Amounts representing interest	1,366	13,172
Present value of minimum lease payments	$16,454	$126,235
Rental expense for operating leases during the fiscal years ended October 31, 2019 and October 31, 2018 was $22,061 and $19,131, respectively.
Assets held under capitalized finance leases and included in property, plant and equipment during the fiscal years ended October 31, 2020 and October 31, 2019 was $15,659 and $14,588, respectively.
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
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:
Nordson Corporation 62

Notes to Consolidated Financial Statements — (Continued)

October 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,700	$—	$2,700	$—
Total assets at fair value	$2,700	$—	$2,700	$—
Liabilities:
Deferred compensation plans (b)	$12,304	$—	$12,304	$—
Foreign currency forward contracts (a)	5,937	—	5,937	—
Total liabilities at fair value	$18,241	$—	$18,241	$—

October 31, 2019	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,042	$—	$5,042	$—
Total assets at fair value	$5,042	$—	$5,042	$—
Liabilities:
Deferred compensation plans (b)	$11,850	$—	$11,850	$—
Foreign currency forward contracts (a)	2,381	—	2,381	—
Total liabilities at fair value	$14,231	$—	$14,231	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive compensation and for executive officers, up to 90 percent of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
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

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,105,995	$1,170,073	$1,244,142	$1,278,142
We used the following methods and assumptions in estimating the fair value of financial instruments:
•Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs as described in Note 10.
Note 13 — Derivative financial instruments
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. In 2020, we recognized net losses of $5,899 on foreign currency forward contracts and net gains of $4,367 from the change in fair value of balance sheet positions. In 2019, we recognized net gains of $2,373 on foreign currency forward contracts and net losses of $2,231 from the change in fair value of balance sheet positions.  In 2018, we
Nordson Corporation 63

Notes to Consolidated Financial Statements — (Continued)

recognized net losses of $3,151 on foreign currency forward contracts and net gains of $4,284 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively in the Consolidated Balance Sheets.
The following table summarizes, by currency, the contracts outstanding at October 31, 2020 and 2019:

	Notional Amounts
	Sell	Buy
October 31, 2020 contract amounts:
Euro	$127,849	$259,510
Pound sterling	36,943	71,380
Japanese yen	23,262	41,133
Australian dollar	179	9,084
Hong Kong dollar	59,459	81,199
Singapore dollar	1,102	17,350
Others	6,985	73,310
Total	$255,779	$552,966
October 31, 2019 contract amounts:
Euro	$264,661	$107,598
Pound sterling	32,600	48,867
Japanese yen	29,397	51,217
Australian dollar	168	7,767
Hong Kong dollar	189	135,862
Singapore dollar	1,108	15,684
Others	4,485	66,349
Total	$332,608	$433,344
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2020 and 2019, there were no significant concentrations of credit risk.
Note 14 — Capital shares
Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2020, 2019 or 2018.
Common — We have 160,000 authorized common shares without par value. At October 31, 2020 and 2019, there were 98,023 common shares issued. At October 31, 2020 and 2019, the number of outstanding common shares, net of treasury shares, was 58,081 and 57,600, respectively.
Common shares repurchased as part of publicly announced programs during 2020, 2019 and 2018 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2020	303	38,138	$125.70
2019	949	114,790	$121.01
2018	145	18,939	$130.21
Note 15 — Stock-based compensation
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
Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year
Nordson Corporation 64

Notes to Consolidated Financial Statements — (Continued)

and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $10,087, $10,067 and $9,964 for 2020, 2019 and 2018, respectively.
The following table summarizes activity related to stock options during 2020:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2019	1,787	$97.74
Granted	391	$166.38
Exercised	(644)	$78.91
Forfeited or expired	(47)	$145.52
Outstanding at October 31, 2020	1,487	$122.45	$105,536	7.0 years
Expected to vest	845	$141.28	$44,065	8.1 years
Exercisable at October 31, 2020	632	$96.79	$61,104	5.5 years
Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$43 - $90	$91 - $140	$141 - $190
Number outstanding	279	844	364
Weighted-average remaining contractual life, in years	4.0	7.1	9.1
Weighted-average exercise price	$70.40	$120.56	$166.66
Number exercisable	279	352	1
Weighted-average exercise price	$70.40	$117.43	$165.21
As of October 31, 2020, there was $11,294 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.7 years.
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

	2020	2019	2018
Expected volatility	24.5%-30.5%	24.1%-24.5%	24.0%-26.7%
Expected dividend yield	0.87%-1.16%	1.04%	0.97%
Risk-free interest rate	0.44%-1.69%	2.84%-2.95%	2.09%-2.20%
Expected life of the option (in years)	5.3-6.3	5.3-6.2	5.4-6.2
The weighted-average expected volatility used to value options granted in 2020, 2019 and 2018 was 25.4 percent, 24.3 percent and 25.0 percent, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during 2020, 2019 and 2018 was $38.57, $31.74 and $31.42, respectively.
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $65,783, $31,881 and $35,696, respectively.
Cash received from the exercise of stock options for 2020, 2019 and 2018 was $50,853, $26,020 and $18,811, respectively.
Nordson Corporation 65

Notes to Consolidated Financial Statements — (Continued)

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
The following table summarizes activity related to restricted shares during 2020:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2019	66	$126.83
Granted	27	$170.94
Forfeited	(7)	$135.43
Vested	(28)	$121.01
Restricted at October 31, 2020	58	$148.75
As of October 31, 2020, there was $4,292 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 2.0 years. The amount charged to expense related to restricted shares was $3,956, $3,608 and $2,610 in 2020, 2019 and 2018, respectively. These amounts included common share dividends of $87, $84, and $70 in 2020, 2019 and 2018, respectively.
The following table summarizes activity related to restricted share units in 2020:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2019	—	$—
Granted	7	$160.68
Vested	(7)	$160.68
Restricted share units at October 31, 2020	—	$—
As of October 31, 2020, there was no remaining expense to be recognized related to outstanding restricted share units. The amounts charged to expense related to restricted share units in 2020, 2019 and 2018 were $1,181, $1,052 and $1,011, respectively.
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
The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $160.02, $133.01, and $184.04 for 2020; $120.12 and $138.53 for 2019; and $123.45 and $138.53 for 2018. The amount credited to expense for executive officers and selected other key employees in 2020 was $2,732, and the amounts charged to expense in 2019 and 2018 were $2,989 and $7,635, respectively. The cumulative amount recorded in shareholders’ equity at October 31, 2020, and 2019 was $1,557 and $10,459, respectively.
Nordson Corporation 66

Notes to Consolidated Financial Statements — (Continued)

Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $276, $300 and $273 for 2020, 2019 and 2018, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during 2020:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2019	114	$55.52
Restricted stock units vested	5	$161.09
Dividend equivalents	1	$169.43
Outstanding at October 31, 2020	120	$60.81
The amount charged to expense related to director deferred compensation was $175, $154 and $127 in 2020, 2019 and 2018, respectively.
Shares reserved for future issuance — At October 31, 2020, there were 2,032 of common shares reserved for future issuance through the exercise of outstanding options or rights.
Note 16 — Operating segments and geographic area data
We conduct business in two primary operating segments: Industrial Precision Solutions and Advanced Technology Solutions. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are generally the same as those described in Note 1, Significant Accounting Policies.
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
No single customer accounted for 10 percent or more of sales in 2020, 2019 or 2018.
Nordson Corporation 67

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments:

	Industrial Precision Solutions	Advanced Technology Solutions	Corporate		Total
Year ended October 31, 2020
Net external sales	$1,143,423	$977,677	$—		$2,121,100
Depreciation and amortization	38,939	64,543	9,820		113,302
Operating profit (loss)	208,028	191,602	(50,085)		349,545
Identifiable assets (b)	882,946	1,849,391	948,048	(a)	3,680,385
Property, plant and equipment expenditures	18,798	31,737	—		50,535
Year ended October 31, 2019
Net external sales	$1,208,376	$985,850	$—		$2,194,226
Depreciation and amortization	38,333	62,836	9,075		110,244
Operating profit (loss)	329,054	205,609	(51,550)		483,113
Identifiable assets (b)	997,460	1,740,259	782,188	(a)	3,519,907
Property, plant and equipment expenditures	30,400	26,010	7,834		64,244
Year ended October 31, 2018
Net external sales	$1,215,302	$1,039,366	$—		$2,254,668
Depreciation and amortization	37,763	62,594	8,050		108,407
Operating profit (loss)	315,048	244,880	(57,349)		502,579
Identifiable assets (b)	951,784	1,713,404	763,734	(a)	3,428,922
Property, plant and equipment expenditures	55,457	16,205	18,128		89,790
(a)Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets. Includes assets held for sale, see Note 4.
(b)Operating segment identifiable assets include notes and accounts receivable net of customer advance payments and allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.
We have significant sales and long-lived assets in the following geographic areas:

	2020	2019	2018
Net external sales
United States	$755,642	$758,383	$720,832
Americas	141,473	167,661	158,837
Europe	536,636	571,596	622,108
Japan	126,601	126,756	161,771
Asia Pacific	560,748	569,830	591,120
Total net external sales	$2,121,100	$2,194,226	$2,254,668
Long-lived assets
United States	$329,390	$286,894	$279,437
Americas	2,307	1,948	2,158
Europe	69,854	44,041	41,663
Japan	22,733	6,169	5,492
Asia Pacific	56,459	59,843	57,916
Total long-lived assets	$480,743	$398,895	$386,666
Long-lived assets includes property, plant and equipment - net and operating right of use lease assets, which were recorded as a result of the new lease standard as codified in ASC 842 and excludes amounts held for sale, see Note 4. The increase in 2020 was driven primarily by the recording of the operating right of use lease assets.
Nordson Corporation 68

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

	2020	2019	2018
Total profit for reportable segments	$349,545	$483,113	$502,579
Interest expense	(32,160)	(47,145)	(49,576)
Interest and investment income	1,681	1,844	1,384
Other-net	(17,577)	(6,708)	(5,868)
Income before income taxes	$301,489	$431,104	$448,519
A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2020	2019	2018
Total assets for reportable segments	$3,680,385	$3,519,907	$3,428,922
Customer advance payments	42,323	41,131	38,997
Eliminations	(48,052)	(44,591)	(46,907)
Total consolidated assets	$3,674,656	$3,516,447	$3,421,012
Note 17 — Supplemental information for the statement of cash flows

	2020	2019	2018
Cash operating activities:
Interest paid	$31,095	$50,578	$42,305
Income taxes paid	80,849	104,326	87,879
Note 18 — Quarterly financial data (unaudited)

	First	Second	Third	Fourth
2020:
Sales	$494,916	$529,478	$538,181	$558,525
Gross margin	263,194	289,598	280,808	296,868
Net income	52,004	92,079	86,981	18,475
Earnings per share:
Basic	0.90	1.60	1.51	0.32
Diluted	0.89	1.58	1.49	0.31
2019:
Sales	$497,910	$551,119	$559,746	$585,451
Gross margin	268,976	301,529	302,623	318,975
Net income	48,567	91,923	93,928	102,673
Earnings per share:
Basic	0.84	1.60	1.64	1.79
Diluted	0.83	1.58	1.62	1.76
The sum of the per-share amounts for the four quarters may not always equal the annual per-share amounts due to differences in the average number of shares outstanding during the respective periods. The sum of other amounts for the four quarters may not always equal the annual amounts due to rounding.
During the fourth quarter of 2020, we recorded a non-cash, assets held for sale impairment charge of $87,371 related to the disposal of our screws and barrels product line. Refer to Note 4 for additional information.
During the first quarter of 2019, we recorded a discrete tax expense of $4,866 related to the Act. Refer to Note 8 for additional information.
Nordson Corporation 69

Notes to Consolidated Financial Statements — (Continued)

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
Class Action Litigation
On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs. Following mediation in June 2020, the parties agreed to settle the lawsuit, subject to the execution of a written settlement agreement and court approval. If the court approves of the settlement on the agreed upon terms, the class action lawsuit will be resolved. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on the Company’s financial condition or results of operations.
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2020 and October 31, 2019, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $360 and $401, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation 70

Management’s Report on Internal Control Over Financial Reporting
The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.
Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2020.
We completed the acquisitions of Fluortek, Inc. (“Fluortek”) and vivaMOS Ltd. (“vivaMOS”) on June 1, 2020, and September 1, 2020, respectively. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of October 31, 2020 did not include the internal control over financial reporting of Fluortek and vivaMOS. The results of Fluortek and vivaMOS are included in our consolidated financial statements from the date each business was acquired. The combined total assets of Fluortek and vivaMOS represented four percent of our total assets at October 31, 2020. The combined sales and net income of Fluortek and vivaMOS represented less than one percent of our consolidated sales and less than one percent of our net income for 2020.
Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2020.
The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2020. Their report is included herein.

/s/ Sundaram Nagarajan	/s/ Joseph P. Kelley
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

December 18, 2020	December 18, 2020

Nordson Corporation 71

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on Internal Control over Financial Reporting
We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fluortek Inc. and vivaMOS Ltd., which are included in the 2020 consolidated financial statements of the Company and constituted a combined four percent of total assets as of October 31, 2020 and less than one percent of consolidated sales and consolidated net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fluortek Inc. and vivaMOS Ltd.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 18, 2020 expressed an unqualified opinion thereon.
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
December 18, 2020
Nordson Corporation 72

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 18, 2020 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.
Nordson Corporation 73

Valuation of Goodwill
Description of the Matter
At October 31, 2020, the Company had $1,713,354 thousand of goodwill. As discussed in Note 6 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. The Company performed a quantitative impairment test for all reporting units in fiscal 2020. As part of the quantitative impairment test, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
Auditing management’s annual goodwill impairment assessment relating to goodwill was complex due to the use of valuation methodologies in the determination of the estimated fair values of the reporting units. These fair value estimates are impacted by assumptions such as the selection of comparable guideline companies and the related valuation multiples, as well as discount rates, revenue growth rates, and operating margins which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process whereby the Company develops assumptions that are used as inputs to the annual goodwill impairment test.  This included controls over management's review of the valuation models and the assumptions, described above.
To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies, testing the assumptions, and testing the completeness and accuracy of the underlying data. We involved our internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.   We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1956.
Cleveland, Ohio
December 18, 2020
Nordson Corporation 74

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2020. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2020 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c)Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Nordson Corporation 75

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the captions “Proposal 1: Election of Directors Whose Terms Expire in 2024” and "Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers, and Large Beneficial Owners—Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders. Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption “Committees of the Board of Directors” of our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this report under the caption “Information about Our Executive Officers.”
We have adopted a code of ethics and business conduct for all employees and directors, including the principal executive officer, other executive officers, principal financial officer and other finance personnel. A copy of the code of ethics is available free of charge on our Web site at http://www.nordson.com/en/our-company/corporate-governance. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics and business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our Web site.
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation for Fiscal Year 2020,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2020,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Benefits Upon Termination or Change of Control,” “CEO Pay Ratio,” "Risks Related to Executive Compensation Policies and Practices," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
Equity Compensation Table
The following table sets forth information regarding equity compensation plans in effect as of October 31, 2020:

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

Nordson Corporation 76

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” and the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
Nordson Corporation 77

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following are filed as part of this report:
(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2020
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2020
Consolidated Balance Sheets as of October 31, 2020 and October 31, 2019
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2020
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2020
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a) 2. Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2020.
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
Nordson Corporation 78

NORDSON CORPORATION
Index to Exhibits

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
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a
Description of Nordson Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4-a to Registrant's Annual Report on Form 10-K for the year ended October 31, 2019)

4-e
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

4-m	Amended and Restated Note Purchase Agreement and Private Shelf Agreement for $200 million, dated October 29, 2020 between Nordson Corporation and New York Life Investment Management LLC
(10)	Material Contracts
10-b-2
Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-b-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-b-3
First Amendment to the Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)*

10-c-1
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

Nordson Corporation 79

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
10-e	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-e-1
First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year ended October 29, 2000)*

10-e-2
Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018)*

10-e-3
Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-e-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-g-1
Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10-g-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

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
Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)*

10-i
Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-j
Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

10-k
Employment Agreement, effective as of August 1, 2019, between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 14, 2019)*

10-l	Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated June 14, 2019)*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
Nordson Corporation 80

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2020, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2020, 2019 and 2018, (iii) the Consolidated Balance Sheets at October 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2020, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).
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
Item 16. Form 10-K Summary
None.
Nordson Corporation 81

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 18, 2020	By:	/s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer

Nordson Corporation 82

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joseph P. Kelley as his or her true and lawful attorney-in-fact and agent with full power to act alone, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 18, 2020
Sundaram Nagarajan

/s/ Joseph P. Kelley	Executive Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 18, 2020
Joseph P. Kelley

/s/ Michael J. Merriman, Jr.	Chair of the Board	December 18, 2020
Michael J. Merriman, Jr.

/s/ Dr. John A. DeFord	Director	December 18, 2020
Dr. John A. DeFord

/s/ Arthur L. George, Jr.	Director	December 18, 2020
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 18, 2020
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 18, 2020
Ginger M. Jones

/s/ Jennifer A. Parmentier	Director	December 18, 2020
Jennifer A. Parmentier

/s/ Mary G. Puma	Director	December 18, 2020
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 18, 2020
Victor L. Richey, Jr.

Nordson Corporation 83

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Charged to Expense	Deductions	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2018	$9,791	1,185	1,189	(207)	$9,580
2019	$9,580	2,254	1,840	(193)	$9,801
2020	$9,801	2,165	3,074	153	$9,045
Inventory Obsolescence and Other Reserves
2018	$33,140	13,041	8,930	294	$37,545
2019	$37,545	10,623	8,720	(71)	$39,377
2020	$39,377	24,767	23,255	426	$41,315

Nordson Corporation 84