Form 10-K/A
period 2020-10-31
NORDSON CORP
filed 2021-02-02
CIK 72331

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
There were 58,094,487 Common Shares outstanding as of November 30, 2020.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2021 Annual Meeting - Part III of the Form 10-K

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended October 31, 2020 of Nordson Corporation filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2020 (the “Original Filing”) is being filed solely for the purposes of correcting the disclosure in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. This Amendment amends and restates in its entirety Item 12 of Part III of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer of Nordson Corporation as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of the Original Filing is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No other changes have been made to the Original Filing, other than as described above. This Amendment does not reflect subsequent events occurring after the date of the Original Filing or modify or update any disclosures set forth in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the other filings of Nordson Corporation with the SEC.

PART III
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.
Equity Compensation Table
The following table sets forth information regarding equity compensation plans in effect as of October 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column) (3)
Equity compensation plans approved by security holders	1,930,841	$122.45	1,493,523
Equity compensation plans not approved by security holders	—	—	—
Total	1,930,841	$122.45	1,493,523

(1) The number of shares reported may overstate dilution due to the inclusion of performance-based awards.
(2) Full value equity awards such as performance share incentive awards are not taken into account in the weighted-average price, as such awards have no exercise price.
(3) As of October 31, 2020, includes shares available for future issuance under the 2012 Plan, including for awards other than options, warrants and rights.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) The following documents are filed as part of this Amendment:

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

NORDSON CORPORATION

Date: February 2, 2021	By:	/s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer