Form 10-Q
period 2021-01-31
NORDSON CORP
filed 2021-03-04
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number   0-7977
____________________________________________________
NORDSON CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 26, 2021:  58,085,657

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
	January 31, 2021	January 31, 2020
(In thousands, except for per share data)
Sales	$526,566	$494,916
Operating costs and expenses:
Cost of sales	236,606	231,722
Selling and administrative expenses	180,935	188,101
	417,541	419,823
Operating profit	109,025	75,093
Other income (expense):
Interest expense	(6,932)	(9,740)
Interest and investment income	380	588
Other - net	(4,661)	(2,846)
	(11,213)	(11,998)
Income before income taxes	97,812	63,095
Income taxes	20,230	11,091
Net income	$77,582	$52,004
Average common shares	58,059	57,668
Incremental common shares attributable to equity compensation	696	856
Average common shares and common share equivalents	58,755	58,524
Basic earnings per share	$1.34	$0.90
Diluted earnings per share	$1.32	$0.89
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	January 31, 2021	January 31, 2020
(In thousands)
Net income	$77,582	$52,004
Components of other comprehensive income:
Foreign currency translation adjustments	28,433	2,793
Amortization of prior service cost and net actuarial losses, net of tax	2,997	3,229
Total other comprehensive income	31,430	6,022
Total comprehensive income	$109,012	$58,026
See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	January 31, 2021	October 31, 2020
Cash and cash equivalents	$225,738	$208,293
Receivables - net	455,376	471,873
Inventories - net	282,440	277,033
Prepaid expenses and other current assets	45,124	43,798
Assets held for sale	19,451	19,615
Total current assets	1,028,129	1,020,612
Property, plant and equipment - net	358,670	358,618
Operating right of use lease assets	123,041	122,125
Goodwill	1,722,824	1,713,354
Intangible assets - net	396,935	407,586
Deferred income taxes	9,926	9,831
Other assets	43,876	42,530
Total assets	$3,683,401	$3,674,656

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$74,148	$70,949
Income taxes payable	8,238	7,841
Accrued liabilities	150,751	167,883
Customer advanced payments	50,934	42,323
Current maturities of long-term debt	38,043	38,043
Operating lease liability - current	17,215	16,918
Finance lease liability - current	6,069	5,984
Liabilities held for sale	14,211	13,148
Total current liabilities	359,609	363,089
Long-term debt	981,284	1,067,952
Operating lease liability - noncurrent	109,839	109,317
Finance lease liability - noncurrent	10,806	10,470
Deferred income taxes	67,912	66,995
Pension obligations	165,831	165,529
Postretirement obligations	85,358	85,249
Other long-term liabilities	45,579	47,064
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	551,266	534,684
Retained earnings	2,963,252	2,908,738
Accumulated other comprehensive loss	(194,688)	(226,118)
Common shares in treasury, at cost	(1,474,900)	(1,470,566)
Total shareholders' equity	1,857,183	1,758,991
Total liabilities and shareholders' equity	$3,683,401	$3,674,656
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Shareholders’ Equity

	Three Month Period Ended January 31, 2021
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	6,462	—	—	976	7,438
Stock-based compensation	—	10,120	—	—	—	10,120
Purchase of treasury shares (27,347 shares)	—	—	—	—	(5,310)	(5,310)
Dividends declared ($0.39 per share)	—	—	(22,672)	—	—	(22,672)
Net income	—	—	77,582	—	—	77,582
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,433	—	28,433
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,997	—	2,997
January 31, 2021	$12,253	$551,266	$2,963,252	$(194,688)	$(1,474,900)	$1,857,183

	Three Month Period Ended January 31, 2020
(In thousands, except for per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	12,330	—	—	4,049	16,379
Stock-based compensation	—	6,105	—	—	—	6,105
Purchase of treasury shares (26,223 shares)	—	—	—	—	(4,311)	(4,311)
Dividends declared ($0.38 per share)	—	—	(21,915)	—	—	(21,915)
Net income	—	—	52,004	—	—	52,004
Impact of adoption of ASU 2016-02	—	—	(1,055)	—	—	(1,055)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	2,793	—	2,793
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,229	—	3,229
January 31, 2020	$12,253	$501,551	$2,776,684	$(225,859)	$(1,430,355)	$1,634,274
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Three Months Ended
Cash flows from operating activities:	January 31, 2021	January 31, 2020
Net income	$77,582	$52,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,020	28,618
Non-cash stock compensation	10,120	6,105
Deferred income taxes	(373)	(182)
Other non-cash expense	163	1,135
Loss on sale of property, plant and equipment	361	109
Changes in operating assets and liabilities	29,416	28,486
Net cash provided by operating activities	143,289	116,275
Cash flows from investing activities:
Additions to property, plant and equipment	(7,917)	(13,881)
Proceeds from sale of property, plant and equipment	22	65
Net cash used in investing activities	(7,895)	(13,816)
Cash flows from financing activities:
Repayment of long-term debt	(100,000)	(125,951)
Repayment of finance lease obligations	(1,734)	(2,421)
Issuance of common shares	7,438	16,379
Purchase of treasury shares	(5,310)	(4,311)
Dividends paid	(22,672)	(21,915)
Net cash used in financing activities	(122,278)	(138,219)
Effect of exchange rate changes on cash	4,329	(307)
Increase (decrease) in cash and cash equivalents	17,445	(36,067)
Cash and cash equivalents at beginning of period	208,293	151,164
Cash and cash equivalents at end of period	$225,738	$115,097
Three Months Ended
See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements
January 31, 2021
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2020.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Condensed Consolidated Balance Sheets. Revenues deferred as of January 31, 2021 and 2020 were not material.
However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Solutions segment, revenue is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at January 31, 2021 and October 31, 2020.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.
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

Nordson Corporation
commissions as they are incurred as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling and administrative expenses in our Consolidated Statements of Income.
We offer assurance type warranties on our products as well as separately sold warranty contracts.  Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and are generally not material. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources.  Refer to our Operating Segments note.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2021 were 92. No options were excluded from the calculation of diluted earnings per share for the three months ended January 31, 2020.
Recently issued accounting standards
New accounting guidance adopted:
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which changed the impairment model for most financial instruments. Prior guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflected losses once the losses are probable. We adopted the new standard on November 1, 2020 and are now applying a current expected credit loss model that requires recognizing an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The standard requires judgment and consideration of historical information, current information, and reasonable and supportable forecasts, as well as the impact of any prepayments. In addition, we reviewed our business processes and controls to support the recognition and disclosure as required under the new standard. The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40),” which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. We adopted the new standard on November 1, 2020. Hosted arrangements deemed to be in scope will follow the capitalization criteria for implementation costs as though they were internal-use computer software. There may be multiple elements besides the software license (such as: training, future upgrades, data conversion, and other elements) which require the allocation of the contract price to each of the elements; entities are to capitalize only those elements which meet the capitalization criteria. Capitalized implementation costs are amortized over the term of the hosted arrangement including consideration for renewal or termination options. In addition, we reviewed our business processes and controls to support the recognition and disclosure as required under the new standard. The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued a new standard which removed, modified, and added certain disclosure requirements on fair value measurements. The guidance removed disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly. In addition, the amendment clarified that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The guidance added disclosure requirements for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted the new standard on November 1, 2020 with no material impact to the Consolidated Financial Statements.
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

Nordson Corporation
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
Acquisitions
Business acquisitions have been accounted for using the acquisition method, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Condensed Consolidated Statements of Income.
On September 1, 2020, we acquired 100 percent of the outstanding shares of vivaMOS Ltd. ("vivaMOS"), a developer and fabricator of high-end large-area complementary metal–oxide–semiconductor (CMOS) image sensors for a wide range of X-ray applications. We acquired vivaMOS for an aggregate purchase price of $17,154, net of cash and other closing adjustments of approximately $158, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $14,394 and identifiable intangible assets of $4,040 were recorded. The identifiable intangible assets consist primarily of $3,900 of technology (amortized over 10 years) and $140 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results of vivaMOS are not material to our Consolidated Financial Statements. As of January 31, 2021, the purchase price allocation remains preliminary as we complete our assessments of income taxes.
On June 1, 2020, we acquired 100 percent of the outstanding shares of Fluortek, Inc. ("Fluortek"), a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years), and $770 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results for Fluortek are not material to our Consolidated Financial Statements. As of January 31, 2021, the purchase price allocations remain preliminary as we complete our assessments of income taxes.
Assets Held for Sale
In the fourth quarter of 2020, we committed to a plan to sell our screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions operating segment and determined that it met the criteria to be classified as held for sale. Therefore, these assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheets as of January 31, 2021 and October 31, 2020. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. We entered into a letter of intent to sell the screws and barrels product line in October 2020. In December 2020, we entered into a definitive agreement with the buyer and the transaction was completed in February 2021.
Before measuring the fair value less costs to sell of the disposal group as a whole, we first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the definitive agreement entered into by us and the buyer, we determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, we recorded a non-cash, assets held for sale impairment charge

Nordson Corporation
of $87,371 in 2020. Subsequent adjustments to the loss due to changes in the carrying value of net assets held for sale as well as estimated sales proceeds less costs to sell were immaterial.
The assets and liabilities of the screws and barrels product line classified as held for sale at January 31, 2021 and October 31, 2020 were as follows:

	January 31, 2021	October 31, 2020
Receivables - net	$9,883	$14,327
Inventories - net	11,399	9,854
Prepaid expenses and other current assets	1,424	696
Property, plant and equipment - net	59,260	58,950
Other assets	24,016	23,159
Impairment on carrying value	(86,531)	(87,371)
Assets held for sale	$19,451	$19,615

Accounts payable	$5,010	$4,625
Accrued liabilities	4,315	3,352
Other liabilities	4,886	5,171
Liabilities held for sale	$14,211	$13,148
Excluding the non-cash, assets held for sale impairment charge recorded in the fourth quarter of 2020, the operating results of the screws and barrels product line were not material to our Consolidated Financial Statements for any period presented.
Receivables
Our primary allowance for credit losses is the allowance for doubtful accounts, which is principally determined based on aging of receivables. Receivables are exposed to credit risk based on the customers' ability to pay which is influenced by, among other factors, their financial liquidity. We perform ongoing customer credit evaluation to maintain sufficient allowances for potential credit losses. Our segments perform credit evaluation and monitoring to estimate and manage credit risk through the review of customer information, credit ratings, approval and monitoring of customer credit limits, and assessment of market conditions. We may also require prepayments or bank guarantees from customers to mitigate credit risk. Our receivables are generally short-term in nature with a majority of receivables outstanding less than 90 days. Account receivable balances are written-off against the allowance if deemed uncollectible.
Accounts receivable are net of an allowance for credit losses of $9,243 and $9,045 at January 31, 2021 and October 31, 2020, respectively. The change in the allowance for expected credit losses includes a provision for losses on receivables of $103 as well as an immaterial accounting standard adoption impact from ASU 2016-13 of $396 for the three months ended January 31, 2021 compared to a provision for losses on receivables $388 in the three months ended October 31, 2020, which were principally offset by write-offs of uncollectible accounts.
Inventories
At January 31, 2021 and October 31, 2020, inventories consisted of the following:

	January 31, 2021	October 31, 2020
Finished goods	$184,065	$183,860
Raw materials and component parts	100,496	94,630
Work-in-process	47,345	44,403
	331,906	322,893
Obsolescence and other reserves	(44,471)	(41,315)
LIFO reserve	(4,995)	(4,545)
	$282,440	$277,033

Nordson Corporation

Property, Plant and Equipment
At January 31, 2021 and October 31, 2020, property, plant and equipment consisted of the following:

	January 31, 2021	October 31, 2020
Land	$8,883	$8,816
Land improvements	4,631	4,611
Buildings	256,886	253,621
Machinery and equipment	476,264	464,171
Enterprise management system	51,697	56,103
Construction-in-progress	32,391	29,897
Leased property under capitalized leases	34,283	32,590
	865,035	849,809
Accumulated depreciation and amortization	(506,365)	(491,191)
	$358,670	$358,618
Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, in the case of property under finance leases, over the terms of the leases. Leasehold improvements are depreciated over the shorter of the lease term or their useful lives. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development or the post implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project's completion or the non-cancelable term of the arrangement with consideration for renewal options. Depreciation expense was $12,940 and $12,445 for the three months ended January 31, 2021 and January 31, 2020, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the three months ended January 31, 2021 by operating segment are as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2020	$415,862	$1,297,492	$1,713,354
Currency effect	4,614	4,856	9,470
Balance at January 31, 2021	$420,476	$1,302,348	$1,722,824

Nordson Corporation
Information regarding our intangible assets subject to amortization is as follows:

	January 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$487,336	$204,435	$282,901
Patent/technology costs	155,455	81,205	74,250
Trade name	74,737	36,250	38,487
Non-compete agreements	10,031	8,734	1,297
Other	1,404	1,404	—
Total	$728,963	$332,028	$396,935

	October 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,568	$193,617	$289,951
Patent/technology costs	153,555	76,934	76,621
Trade name	74,240	34,693	39,547
Non-compete agreements	9,908	8,444	1,464
Other	1,403	1,400	3
Total	$722,674	$315,088	$407,586
Amortization expense for the three months ended January 31, 2021 and 2020 was $13,080 and $16,173, respectively.
Pension and other postretirement plans
The components of net periodic pension cost for the three months ended January 31, 2021 and 2020 were:

	U.S.		International
Three Months Ended	2021	2020	2021	2020
Service cost	$5,766	$5,057	$518	$571
Interest cost	3,340	3,918	220	262
Expected return on plan assets	(6,753)	(6,159)	(391)	(330)
Amortization of prior service credit	(20)	(21)	(77)	(74)
Amortization of net actuarial loss	3,574	3,398	790	734
Total benefit cost	$5,907	$6,193	$1,060	$1,163

The components of other postretirement benefit cost for the three months ended January 31, 2021 and 2020 were:

	U.S.		International
Three Months Ended	2021	2020	2021	2020
Service cost	$176	$190	$4	$4
Interest cost	454	614	3	3
Amortization of prior service credit	—	(4)	—	—
Amortization of net actuarial (gain) loss	347	419	(10)	(9)
Total benefit cost	$977	$1,219	$(3)	$(2)

The components of net periodic pension cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2021 and 2020 was 20.7% and 17.6%, respectively. The effective tax rate for the current quarter was higher than the comparable prior year period primarily due to share-based payment transactions which resulted in discrete tax benefits of $799 and $2,537 for the three months ended January 31, 2021 and 2020, respectively.
Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2020	$(40,422)	$(185,696)	$(226,118)
Amortization of prior service costs and net actuarial losses, net of tax of ($930)	—	2,997	2,997
Foreign currency translation adjustments	28,433	—	28,433
Balance at January 31, 2021	$(11,989)	$(182,699)	$(194,688)
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
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $2,236 and $2,725 in the three months ended January 31, 2021 and 2020, respectively.
The following table summarizes activity related to stock options for the three months ended January 31, 2021:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2020	1,487	$122.45
Granted	92	201.50
Exercised	(64)	116.96
Forfeited or expired	(6)	146.89
Outstanding at January 31, 2021	1,509	$127.40	$80,152	7.0 years
Expected to vest	600	$156.03	$16,077	8.5 years
Exercisable at January 31, 2021	902	$108.12	$63,938	5.9 years
As of January 31, 2021, there was $14,122 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.8 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended	January 31, 2021			January 31, 2020
Expected volatility	30.8%	-	32.6%	24.5%	-	25.4%
Expected dividend yield	0.83%			0.93%	-	1.16%
Risk-free interest rate	0.43%	-	0.54%	1.64%	-	1.69%
Expected life of the option (in years)	5.3	-	6.2	5.3	-	6.2
The weighted-average expected volatility used to value the 2021 and 2020 options was 31.0% and 25.1%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the three months ended January 31, 2021 and 2020 was $56.05 and $37.82, respectively.
The total intrinsic value of options exercised during the three months ended January 31, 2021 and 2020 was $5,435 and $17,244, respectively.
Cash received from the exercise of stock options for the three months ended January 31, 2021 and 2020 was $7,438 and $16,379, respectively.
Restricted Shares and Restricted Share Units
We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant. We may also grant continuation awards in the form of restricted share units with cliff vesting and a gateway performance measure that must be achieved for the restricted share units to vest.
For employee recipients, in the event of termination of employment due to early retirement with the consent of the Company, restricted shares and units granted within 12 months prior to termination are forfeited, and other restricted shares and units vest on a pro-rata basis, subject to the consent of the Compensation Committee. In the event of termination of employment due to normal retirement at age 65, restricted shares and units granted within 12 months prior to termination are forfeited, and, for other restricted shares and units, the restriction period applicable to restricted shares will lapse and the shares will vest and be transferable and all unvested units will become vested in full, subject to the consent of the Compensation Committee. In the event of a recipient's disability or death, all restricted shares and units granted within 12 months prior to termination (or at any time prior to December 28, 2017), fully vest. Termination for any other reason prior to the lapse of any restrictions or vesting of units results in forfeiture of the shares or units.
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
The following table summarizes activity related to restricted shares during the three months ended January 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2020	58	$148.75
Granted	—	—
Forfeited	(1)	147.93
Vested	(15)	139.70
Restricted shares units at January 31, 2021	42	$151.90
As of January 31, 2021, there was $3,263 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.9 years. The amount charged to expense related to restricted shares during the three months ended January 31, 2021 and 2020 was $964 and $1,573, respectively. These amounts included common share dividends for the three months ended January 31, 2021 and 2020 of $18 and $25, respectively.

Nordson Corporation
The following table summarizes activity related to restricted share units during the three months ended January 31, 2021:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted shares units at October 31, 2020	—	$—
Granted	85	202.14
Forfeited	(2)	198.68
Vested	(1)	201.50
Restricted shares units at January 31, 2021	82	$202.26
As of January 31, 2021, there was $14,526 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.5 years. The amount charged to expense related to restricted share units during each of the three months ended January 31, 2021 and 2020 was $2,092 and $286, respectively.
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
The amount of compensation expense is based upon current performance projections for each three-year period and the percentage of the requisite service that has been rendered. The calculations are also based upon the grant date fair value determined using the closing market price of our common shares at the grant date, reduced by the implied value of dividends not to be paid. The per share values were $196.17 and $191.23 for 2021, $160.02, $133.01 and $184.04 for 2020. The amount charged to expense for the three months ended January 31, 2021 and 2020 was $4,755 and $1,421, respectively. The cumulative amount recorded in shareholders’ equity at January 31, 2021 was $4,592.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2021 and 2020 was $29 and $81, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2019	120	$60.81
Dividend equivalents	—	—
Distributions	(7)	81.32
Outstanding at January 31, 2021	113	$59.93
The amount charged to expense related to director deferred compensation for the three months ended January 31, 2021 and 2020 was $62 and $44, respectively.
Warranties
We offer warranties to our customers depending on the specific product and terms of the customer purchase agreement.  A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use.  We record an estimate for future warranty-related costs based on actual historical return rates.  Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary.  The liability for warranty costs is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

Nordson Corporation
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Beginning balance at October 31	$10,550	$11,006
Accruals for warranties	3,870	2,954
Warranty payments	(3,594)	(2,551)
Currency effect	259	8
Ending balance	$11,085	$11,417
Operating segments
We conduct business across two primary operating segments:  Industrial Precision Solutions (IPS) and Advanced Technology Solutions (ATS).  The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker.  The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses.  Items below the operating profit line of the Condensed Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment.
Effective in the second quarter of 2020, we made changes to realign our management team and our operating segments, which are reflected in our disclosures. This realignment will enable us to better serve global customers and markets, to more efficiently leverage technology synergies, to operate divisions of significant size in a consistent and focused way and to position ourselves for our next chapter of profitable growth. The revised operating segments better reflect how we manage the Company, allocate resources, and assess performance of the businesses.
We realigned our former three operating segments into two: Industrial Precision Solutions and Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure.
Industrial Precision Solutions: This segment delivers proprietary dispensing and processing technology to diverse end markets. Product lines reduce material consumption, increase line efficiency and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the non-durables, industrial and consumer durables markets.
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
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
January 31, 2021
Net external sales	$288,416	$238,150	$—	$526,566
Operating profit (loss)	83,403	47,201	(21,579)	109,025
January 31, 2020
Net external sales	$263,799	$231,117	$—	$494,916
Operating profit (loss)	56,404	32,287	(13,598)	75,093

Nordson Corporation
A reconciliation of total segment operating income to total consolidated income before income taxes is as follows:

	Three Months Ended
	January 31, 2021	January 31, 2020
Total profit for reportable segments	$109,025	$75,093
Interest expense	(6,932)	(9,740)
Interest and investment income	380	588
Other-net	(4,661)	(2,846)
Income before income taxes	$97,812	$63,095
We have significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2021	January 31, 2020
United States	$185,316	$188,500
Americas	36,138	31,083
Europe	135,151	126,391
Japan	27,115	27,552
Asia Pacific	142,846	121,390
Total net external sales	$526,566	$494,916
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$8,255	$—	$8,255	$—
Total assets at fair value	$8,255	$—	$8,255	$—
Liabilities:
Deferred compensation plans (b)	$13,708	$—	$13,708	$—
Foreign currency forward contracts (a)	2,150	—	2,150	—
Total liabilities at fair value	$15,858	$—	$15,858	$—

October 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,700	$—	$2,700	$—
Total assets at fair value	$2,700	$—	$2,700	$—
Liabilities:
Deferred compensation plans (b)	$12,304	$—	$12,304	$—
Foreign currency forward contracts (a)	5,937	—	5,937	—
Total liabilities at fair value	$18,241	$—	$18,241	$—
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

Nordson Corporation
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

	January 31, 2021
	Carrying Amount	Fair Value
Long-term debt (including current portion), excluding unamortized debt issuance costs	1,019,326	1,084,467
We used the following methods and assumptions in estimating the fair value of financial instruments:
•Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.
Derivative financial instruments
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Condensed Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended January 31, 2021, we recognized a net gain of $9,342 on foreign currency forward contracts and a realized net loss of $12,102 from the change in fair value of balance sheet positions. For the three months ended January 31, 2020, we recognized a net loss of $431 on foreign currency forward contracts and a net gain of $431 from the change in fair value of balance sheet positions.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2021 and 2020:

	Notional Amounts
January 31, 2021 contract amounts:	Sell	Buy
Euro	$122,414	$270,516
British pound	20,206	60,579
Japanese yen	25,011	42,370
Australian dollar	193	9,255
Hong Kong dollar	60,949	88,915
Singapore dollar	204	16,983
Others	9,649	81,018
Total	$238,626	$569,636

	Notional Amounts
January 31, 2020 contract amounts:	Sell	Buy
Euro	$227,292	$118,275
British pound	18,934	54,818
Japanese yen	37,429	58,672
Australian dollar	345	7,817
Hong Kong dollar	643	152,452
Singapore dollar	1,109	15,987
Others	6,505	68,395
Total	$292,257	$476,416
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these

Nordson Corporation
counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2021 and 2020, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	January 31, 2021	October 31, 2020
Senior notes, due 2021-2025	$109,900	$109,900
Senior notes, due 2021-2027	85,714	85,714
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2024	155,000	255,000
Euro loan, due 2023	321,602	308,642
	1,022,216	1,109,256
Less current maturities	38,043	38,043
Less unamortized debt issuance costs	2,889	3,261
Long-term maturities	$981,284	$1,067,952
Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At January 31, 2021 and October 31, 2020, we had no balances outstanding under this facility. We were in compliance with all covenants at January 31, 2021, and the amount we could borrow under the facility would not have been limited by any debt covenants.
Senior notes, due 2021-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 2.08 years. The weighted-average interest rate at January 31, 2021 was 3.07 percent.
Senior notes, due 2021-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 3.66 years. The weighted-average interest rate at January 31, 2021 was 3.06 percent.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 4.79 years. The weighted-average interest rate at January 31, 2021 was 3.90 percent.
Term loan, due 2024 —  In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At January 31, 2021, $155,000 was outstanding under this facility. The term loan outstanding under this facility is due in March 2024. The weighted average interest rate for borrowings under this agreement was 0.93 percent at January 31, 2021. We were in compliance with all covenants at January 31, 2021.
Euro loan, due 2023 — In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The Term Loan Agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at January 31, 2021 was 0.71% percent. We were in compliance with all covenants at January 31, 2021.
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

Nordson Corporation
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2021 and October 31, 2020, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $360. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
COVID-19 Update
We continue to support multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, packaging, transportation, energy, communications, and other critical infrastructure industries.  We have benefited from our geographical and product diversification as the end markets we serve have remained resilient in response to the COVID-19 pandemic.  We continue to actively monitor the impact of the COVID-19 pandemic, which may negatively impact our business and results of operations for 2021 and potentially beyond. However, the full extent of the COVID-19 pandemic on our operations and the markets we serve is uncertain and will depend largely on future developments, including the availability and effectiveness of vaccines, new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or mitigate its economic, public health and other impacts. These developments are constantly evolving and cannot be accurately predicted. We continue to invest in the business, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the course of the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety. As a result, there have been unfavorable impacts on our manufacturing efficiencies. Additionally, we continue to take steps to offset cost increases from pandemic-related supply chain disruptions.

Nordson Corporation
Critical Accounting Policies and Estimates
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and notes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare our financial statements.  Estimates are based on historical experience, judgments and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2020.
Results of Operations
Three months ended January 31, 2021
Worldwide sales for the three months ended January 31, 2021 were $526,566 an increase of 6.4% from sales of $494,916 for the comparable period of 2020. The increase consisted of a 2.6% increase in organic sales volume, a favorable effect from currency translation of 2.8% and a 1.0% increase due to acquisitions. Strength in consumer non-durable and industrial end markets were the primary drivers of the growth.
Sales outside the United States accounted for 64.8% of our sales in the three months ended January 31, 2021 compared to 61.9% in the comparable period of 2020. On a geographic basis, sales in the United States were $185,316, a decrease of 1.7% compared to the comparable period of 2020 consisting of a 2.8% decrease in organic sales volume partially offset by a 1.1% increase from acquisitions. In the Americas region, sales were $36,138, an increase of 16.3% from 2020, consisting of an organic sales volume increase of 9.9% and an increase of 9.8% due to acquisitions, partially offset by unfavorable currency effects of 3.4%. In Europe, sales were $135,151, an increase of 6.9% from the comparable period of 2020, consisting of an organic sales volume increase of 0.3% and favorable currency effects of 6.6%. In Japan, sales were $27,115, a decrease of 1.6% from the comparable period of 2020, consisting of an organic sales volume decrease of 6.3%, offset by favorable currency effects of 4.7%. In the Asia Pacific region, sales were $142,846, an increase of 17.7% from the comparable period of 2020, consisting of an organic sales volume increase of 13.4% and favorable currency effects of 4.3%.
Cost of sales for the three months ended January 31, 2021 were $236,606 up from $231,722 in the comparable period of 2020. Gross profit, expressed as a percentage of sales, increased to 55.1% from 53.2% in the comparable period of 2020. The 1.9 percentage point increase in gross margin was driven by a favorable sales volume and product mix impact of 1.0 percentage point, favorable currency translation effects of 0.5 of a percentage point, a favorable impact of 0.2 of a percentage point related to acquisitions, and lower costs related to cost structure simplification actions of 0.2 of a percentage point.
Selling and administrative expenses for the three months ended January 31, 2021 were $180,935 down from $188,101 in the comparable period of 2020. Of the 3.8% decrease, lower services and employee related costs contributed 5.5 percentage points, and lower costs related to cost structure simplification actions contributed 1.3 percentage points. These improvements were partially offset by 2.2 percentage points due to unfavorable currency translation effects, and 0.8 of a percentage point due to acquisitions.
Operating profit as a percentage of sales increased to 20.7% for the three months ended January 31, 2021 compared to 15.2% in the comparable period of 2020. Of the 5.5 percent increase in operating margin, lower services and employee related costs contributed 3.0 percentage points, favorable absorption due to higher sales volume and product mix contributed 1.4 percentage points, and lower costs related to cost structure simplification actions and favorable currency translations effects each contributed 0.6 of a percentage point.
Interest expense for the three months ended January 31, 2021 was $6,932, compared to $9,740 in the comparable period of 2020. The decrease was due to lower average debt levels and lower variable interest rates compared to the prior year period. Other expense was $4,661 compared to $2,846 in the comparable period of 2020 due to higher foreign currency losses. Included in the current year’s other expense were pension costs of $1,476 and $2,760 in foreign currency losses. Included in the prior year were pension costs of $2,772 and an immaterial impact from foreign currency.
Net income for the three months ended January 31, 2021 was $77,582, or $1.32 per diluted share, compared to $52,004, or $0.89 per diluted share, in the same period of 2020. This represents a 49.2% increase in net income, and a 48.6% increase in diluted earnings per share.

Nordson Corporation
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $288,416 in the three months ended January 31, 2021, an increase of 9.3%, from sales in the comparable period of 2020 of $263,799. The increase was the result of an organic sales volume increase of 5.9% and favorable currency effects that increased sales by 3.4%. Growth in product lines serving consumers in the non-durable and industrial end markets, particularly in the Asia Pacific region, was partially offset by weakness in Japan.
Operating profit as a percentage of sales increased to 28.9% for the three months ended January 31, 2021 compared to 21.4% in the comparable period of 2020. Of the 7.5 percentage point improvement in operating margin, lower services and employee related costs contributed 5.2 percentage points, favorable absorption due to higher sales volume and product mix contributed 2.0 percentage points, and favorable currency translation effects contributed 0.3 of a percentage point.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $238,150 in the three months ended January 31, 2021, an increase of 3.0% from sales in the comparable period of 2020 of $231,117. The increase was the result of a 2.2% increase from acquisitions and favorable currency effects that increased sales by 2.1%, offset by an organic sales volume decrease of 1.3%. Sales growth in test and inspection and fluid dispense product lines was offset by weaker shipments in electronic dispense and medical interventional solutions product lines during the quarter. Growth in the Asia, Americas and Japan regions was partially offset by declines elsewhere.
Operating profit as a percentage of sales increased to 19.8% for the three months ended January 31, 2021 compared to 14.0% in the comparable period of 2020. Of the 5.8 percentage point improvement in operating margin, lower services and employee related costs contributed 3.6 percentage points, lower costs related to cost structure simplification actions contributed 1.3 percentage points, favorable currency translation effects contributed 0.7 of a percentage point, and favorable product mix contributed 0.5 of a percentage point. These improvements were minimally offset by 0.3 of a percentage point due to acquisitions.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2021 and 2020 was 20.7% and 17.6%, respectively. The effective tax rate for the current quarter was higher than the comparable prior year period primarily due to share-based payment transactions which resulted in discrete tax benefits of $799 and $2,537 for the three months ended January 31, 2021 and 2020, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2021 used to translate international sales and operating results into U.S. dollars were generally favorable compared with average exchange rates existing during 2020, particularly due to a strengthening EURO and Chinese Yuan. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2021 were translated at exchange rates in effect during the same period of 2020, sales would have been approximately $13,800 lower while costs of sales and selling and administrative expenses would have been approximately $7,800 lower.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
During the three months ended January 31, 2021, cash and cash equivalents increased $17,445. Cash provided by operations during this period was $143,289, compared to $116,275 for the three months ended January 31, 2020. This increase was primarily due to higher net income. Changes in operating assets and liabilities increased cash by $29,416 in the three months ended January 31, 2021, compared to $28,486 in the comparable period of 2020.
Cash used in investing activities was $7,895 for the three months ended January 31, 2021, compared to $13,816 used in the comparable period of 2020 which included capital expenditures of $7,917 and $13,881 for the same periods, respectively.
Cash used in financing activities was $122,278 for the three months ended January 31, 2021, compared to $138,219 used in the comparable period of 2020. Repayments of long-term debt were $100,000 in the three months ended January 31, 2021, compared to $125,951 for the same period of 2020. Cash of $22,672 was used for dividend payments and cash of $5,310 was used for the purchase of treasury shares associated with employee benefit plans in the current year period, compared to $21,915 and $4,311, respectively, in the comparable period of 2020. Issuance of common shares related to employee benefit plans generated $7,438 during the three months ended January 31, 2021 compared to $16,379 in 2020.
The following is a summary of significant changes in balance sheet captions from October 31, 2020 to January 31, 2021. The decrease of $17,132 in accrued liabilities was primarily due to compensation adjustments and bonuses paid out in the first quarter of 2021. Long-term debt decreased $86,668 primarily due to a repayment of $100,000 on our Term loan.
We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2021. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company. We were in compliance with all covenants at January 31, 2021. See Long-term debt in the notes to these financial statements for additional details regarding our debt outstanding.
Outlook
We are optimistic about our longer-term growth opportunities in the diverse consumer non-durable, industrial, medical, electronics, consumer durable and automotive end markets we serve. We also support our customers with parts and consumables, where a significant percentage of our revenue is recurring. Based on backlog and order entry trends, and the correlation to sales timing, we expect 2021 full year sales growth to be approximately 4% to 6% over 2020. Additionally, we are forecasting full year 2021 earnings per diluted share in the range of $6.30 to $6.70.
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
Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our Form 10-K for the year ended October 31, 2020.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended October 31, 2020. The information disclosed has not changed materially in the interim period since then.

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2021. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2021 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Contingencies note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (the “2020 Form 10-K”). Many of the risks identified in the 2020 Form 10-K are, and will be further, exacerbated by the impact of the COVID-19 pandemic and the actions taken by governmental entities, businesses, individuals and others in response to the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2021:

(in whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2020 to November 30, 2020	1,136	193.01	1,136	$446,884
December 1, 2020 to December 31, 2020	5,348	202.12	942	$446,701
January 1, 2021 to January 31, 2021	16,533	190.38	16,306	$443,599
Total	23,017		18,384
(1)Includes shares tendered for taxes related to vesting of restricted stock.
(2)In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $443,599 of the total $1,000,000 authorized remained available for share repurchases at January 31, 2021. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1	Separation Agreement and Release between John J. Keane and Nordson Corporation, effective February 1, 2021.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2021 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020, (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.
104	The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

*	Furnished herewith.

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4, 2021	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)