Form 10-Q
period 2021-04-30
NORDSON CORP
filed 2021-05-28
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number   0-7977
____________________________________________________
NORDSON CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________
Ohio
(State or other jurisdiction of incorporation or organization)
28601 Clemens Road
Westlake, Ohio
(Address of principal executive offices)
34-0590250
(I.R.S. Employer Identification No.)
44145
(Zip Code)
(440) 892-1580
(Registrant's Telephone Number, Including Area Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 24, 2021:  58,128,637

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
(In thousands, except for per share data)
Sales	$589,538	$529,478	$1,116,104	$1,024,394
Operating costs and expenses:
Cost of sales	251,839	239,880	488,445	471,602
Selling and administrative expenses	171,308	164,569	352,243	352,670
	423,147	404,449	840,688	824,272
Operating profit	166,391	125,029	275,416	200,122
Other income (expense):
Interest expense	(7,139)	(8,293)	(14,071)	(18,034)
Interest and investment income	449	278	829	867
Other - net	(3,843)	(429)	(8,504)	(3,275)
	(10,533)	(8,444)	(21,746)	(20,442)
Income before income taxes	155,858	116,585	253,670	179,680
Income taxes	31,714	24,506	51,944	35,597
Net income	$124,144	$92,079	$201,726	$144,083
Average common shares	58,068	57,677	58,063	57,672
Incremental common shares attributable to equity compensation	584	583	640	720
Average common shares and common share equivalents	58,652	58,260	58,703	58,392
Basic earnings per share	$2.14	$1.60	$3.47	$2.50
Diluted earnings per share	$2.12	$1.58	$3.44	$2.47
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
(In thousands)
Net income	$124,144	$92,079	$201,726	$144,083
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(6,943)	(21,227)	21,490	(18,434)
Amortization of prior service cost and net actuarial losses, net of tax	8,385	3,898	11,382	7,127
Total other comprehensive income (loss)	1,442	(17,329)	32,872	(11,307)
Total comprehensive income	$125,586	$74,750	$234,598	$132,776
See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	April 30, 2021	October 31, 2020
Cash and cash equivalents	$133,320	$208,293
Receivables - net	470,622	471,873
Inventories - net	295,841	277,033
Prepaid expenses and other current assets	49,642	43,798
Assets held for sale	—	19,615
Total current assets	949,425	1,020,612
Property, plant and equipment - net	362,622	358,618
Operating right of use lease assets	119,671	122,125
Goodwill	1,720,990	1,713,354
Intangible assets - net	383,856	407,586
Deferred income taxes	7,012	9,831
Other assets	51,334	42,530
Total assets	$3,594,910	$3,674,656

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$84,824	$70,949
Income taxes payable	13,071	7,841
Accrued liabilities	160,912	167,883
Customer advanced payments	65,151	42,323
Current maturities of long-term debt	38,043	38,043
Operating lease liability - current	17,198	16,918
Finance lease liability - current	6,068	5,984
Liabilities held for sale	—	13,148
Total current liabilities	385,267	363,089
Long-term debt	829,044	1,067,952
Operating lease liability - noncurrent	106,527	109,317
Finance lease liability - noncurrent	15,908	10,470
Deferred income taxes	67,439	66,995
Pension obligations	109,003	165,529
Postretirement obligations	85,608	85,249
Other long-term liabilities	45,757	47,064
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	564,611	534,684
Retained earnings	3,064,726	2,908,738
Accumulated other comprehensive loss	(193,246)	(226,118)
Common shares in treasury, at cost	(1,497,987)	(1,470,566)
Total shareholders' equity	1,950,357	1,758,991
Total liabilities and shareholders' equity	$3,594,910	$3,674,656
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Shareholders’ Equity

	Three and Six Month Period Ended April 30, 2021
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	6,462	—	—	976	7,438
Stock-based compensation	—	10,120	—	—	—	10,120
Purchase of treasury shares (27,347 shares)	—	—	—	—	(5,310)	(5,310)
Dividends declared ($0.39 per share)	—	—	(22,672)	—	—	(22,672)
Net income	—	—	77,582	—	—	77,582
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,433	—	28,433
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,997	—	2,997
January 31, 2021	$12,253	$551,266	$2,963,252	$(194,688)	$(1,474,900)	$1,857,183
Shares issued under company stock and employee benefit plans	—	9,468	—	—	1,877	11,345
Stock-based compensation	—	3,877	—	—	—	3,877
Purchase of treasury shares (127,297 shares)	—	—	—	—	(24,964)	(24,964)
Dividends declared ($0.39 per share)	—	—	(22,670)	—	—	(22,670)
Net income	—	—	124,144	—	—	124,144
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(6,943)	—	(6,943)
Defined benefit pension and post-retirement plans adjustment	—	—	—	8,385	—	8,385
April 30, 2021	$12,253	$564,611	$3,064,726	$(193,246)	$(1,497,987)	$1,950,357
See accompanying notes.

Nordson Corporation

	Three and Six Month Period Ended April 30, 2020
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	12,330	—	—	4,049	16,379
Stock-based compensation	—	6,105	—	—	—	6,105
Purchase of treasury shares (26,223 shares)	—	—	—	—	(4,311)	(4,311)
Dividends declared ($0.38 per share)	—	—	(21,915)	—	—	(21,915)
Net income	—	—	52,004	—	—	52,004
Impact of adoption of ASU 2016-02	—	—	(1,055)	—	—	(1,055)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	2,793	—	2,793
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,229	—	3,229
January 31, 2020	$12,253	$501,551	$2,776,684	$(225,859)	$(1,430,355)	$1,634,274
Shares issued under company stock and employee benefit plans	—	2,362	—	—	(194)	2,168
Stock-based compensation	—	(72)	—	—	—	(72)
Purchase of treasury shares (300,894 shares)	—	—	—	—	(37,619)	(37,619)
Dividends declared ($0.38 per share)	—	—	(21,963)	—	—	(21,963)
Net income	—	—	92,079	—	—	92,079
Impact of adoption of ASU 2016-02	—	—	956	—	—	956
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(21,227)	—	(21,227)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,898	—	3,898
April 30, 2020	$12,253	$503,841	$2,847,756	$(243,188)	$(1,468,168)	$1,652,494
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended
Cash flows from operating activities:	April 30, 2021	April 30, 2020
Net income	$201,726	$144,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,336	55,664
Non-cash stock compensation	13,997	6,033
Deferred income taxes	(491)	(5,932)
Other non-cash expense	837	2,166
Changes in operating assets and liabilities	31,244	4,276
Other, principally pensions and postretirement plans	(50,935)	11,889
Net cash provided by operating activities	247,714	218,179
Cash flows from investing activities:
Additions to property, plant and equipment	(18,743)	(25,835)
Proceeds from sale of property, plant and equipment	69	104
Other	4,993	(2,000)
Net cash used in investing activities	(13,681)	(27,731)
Cash flows from financing activities:
Proceeds from long-term debt	4,899	165,773
Repayment of long-term debt	(255,000)	(125,951)
Repayment of finance lease obligations	(3,399)	(3,548)
Issuance of common shares	18,783	18,547
Purchase of treasury shares	(30,274)	(41,930)
Dividends paid	(45,342)	(43,878)
Net cash used in financing activities	(310,333)	(30,987)

Effect of exchange rate changes on cash	1,327	(4,370)
Increase (decrease) in cash and cash equivalents	(74,973)	155,091
Cash and cash equivalents at beginning of period	208,293	151,164
Cash and cash equivalents at end of period	$133,320	$306,255
See accompanying notes.

Nordson Corporation

Notes to Condensed Consolidated Financial Statements
April 30, 2021
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2020.
Basis of consolidation.  The consolidated financial statements include the accounts of Nordson Corporation and its majority-owned and controlled subsidiaries. Investments in affiliates and joint ventures in which our ownership is 25% or less or in which we do not have control but have the ability to exercise significant influence, are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Actual amounts could differ from these estimates.
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Condensed Consolidated Balance Sheets. Revenues deferred as of April 30, 2021 and 2020 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets and were not material at April 30, 2021 and October 31, 2020.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services.  Sales, value add, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. As a practical expedient, we may exclude the assessment of whether goods or services are performance obligations, if they are immaterial in the context of the contract, and combine these with other performance obligations. While payment terms and conditions vary by contract type, we have determined that our contracts generally do not include a significant financing component. We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs as a significant portion of these costs are incurred prior to transfer of control to the customer. We have also elected to apply the practical expedient to expense sales

Nordson Corporation
commissions as they are incurred as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling and administrative expenses in our Condensed Consolidated Statements of Income.
We offer assurance type warranties on our products as well as separately sold warranty contracts.  Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and is generally not material. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources.  Refer to our Operating Segments note.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2021 and April 30, 2020 were 91 and 360, respectively. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2021 and April 30, 2020 were 91 and 180, respectively.
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
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other Internal – Use Software (Subtopic 350-40),” which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. We adopted the new standard on November 1, 2020. Hosted arrangements deemed to be in scope will follow the capitalization criteria for implementation costs as though they were internal-use computer software. There may be multiple elements besides the software license (such as: training, future upgrades, data conversion, and other elements) which require the allocation of the contract price to each of the elements; entities are to capitalize only those elements which meet the capitalization criteria. Capitalized implementation costs are amortized over the term of the hosted arrangement including consideration for renewal or termination options. In addition, we reviewed our business processes and controls to support the recognition and disclosure as required under the new standard. The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.
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
On September 1, 2020, we acquired 100 percent of the outstanding shares of vivaMOS Ltd. ("vivaMOS"), a developer and fabricator of high-end large-area complementary metal–oxide–semiconductor (CMOS) image sensors for a wide range of X-ray applications. We acquired vivaMOS for an aggregate purchase price of $17,154, net of cash and other closing adjustments of approximately $158, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $14,394 and identifiable intangible assets of $4,040 were recorded. The identifiable intangible assets consist primarily of $3,900 of technology (amortized over 10 years) and $140 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results of vivaMOS are not material to our Consolidated Financial Statements. As of April 30, 2021, the purchase price allocation remains preliminary as we complete our assessments of income taxes.
On June 1, 2020, we acquired 100 percent of the outstanding shares of Fluortek, Inc. ("Fluortek"), a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years), and $770 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results for Fluortek are not material to our Consolidated Financial Statements. As of April 30, 2021, the purchase price allocations remain preliminary as we complete our assessments of income taxes.
Divestiture
In the fourth quarter of 2020, we committed to a plan to sell our screws and barrels product line within our Industrial Precision Solutions operating segment and determined the criteria to be classified as held for sale were met. We entered into a letter of intent to sell the screws and barrels product line in October 2020 and in December 2020, entered into a definitive agreement with the buyer. The assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell from October 31, 2020 until the transaction was completed on February 1, 2021.
Before measuring the fair value less costs to sell of the disposal group as a whole, we first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the definitive agreement entered into by us and the buyer, we determined the fair value of the disposal group to be

Nordson Corporation
equal to the selling price, less costs to sell. Based on this review, we recorded a non-cash, assets held for sale impairment charge of $87,371 in 2020.
The assets and liabilities of the screws and barrels product line classified as held for sale at October 31, 2020 were as follows:

October 31, 2020
Receivables - net	$14,327
Inventories - net	9,854
Prepaid expenses and other current assets	696
Property, plant and equipment - net	58,950
Other assets	23,159
Impairment on carrying value	(87,371)
Assets held for sale	$19,615

Accounts payable	$4,625
Accrued liabilities	3,352
Other liabilities	5,171
Liabilities held for sale	$13,148
Excluding the non-cash, assets held for sale impairment charge recorded in the fourth quarter of 2020, the operating results of the screws and barrels product line were not material to our Consolidated Financial Statements for any period presented. There were no significant adjustments to the loss recognized in 2020.
Receivables
Our primary allowance for credit losses is the allowance for doubtful accounts, which is principally determined based on aging of receivables. Receivables are exposed to credit risk based on the customers' ability to pay which is influenced by, among other factors, their financial liquidity. We perform ongoing customer credit evaluation to maintain sufficient allowances for potential credit losses. Our segments perform credit evaluation and monitoring to estimate and manage credit risk through the review of customer information, credit ratings, approval and monitoring of customer credit limits, and assessment of market conditions. We may also require prepayments or bank guarantees from customers to mitigate credit risk. Our receivables are generally short-term in nature with a majority of receivables outstanding less than 90 days. Accounts receivable balances are written-off against the allowance if deemed uncollectible.
Accounts receivable are net of an allowance for credit losses of $8,176 and $9,045 at April 30, 2021 and October 31, 2020, respectively. The change in the allowance for expected credit losses includes an immaterial accounting standard adoption impact from ASU 2016-13 of $396 for the six months ended April 30, 2021. The provision for losses on receivables was $301 and $404 for the three and six months ended April 30, 2021, respectively, compared to $751 and $1,535 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories
Components of inventories were as follows:

	April 30, 2021	October 31, 2020
Finished goods	$194,625	$183,860
Raw materials and component parts	101,076	94,630
Work-in-process	49,808	44,403
	345,509	322,893
Obsolescence and other reserves	(44,864)	(41,315)
LIFO reserve	(4,804)	(4,545)
	$295,841	$277,033

Nordson Corporation

Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	April 30, 2021	October 31, 2020
Land	$9,309	$8,816
Land improvements	4,801	4,611
Buildings	257,695	253,621
Machinery and equipment	480,971	464,171
Enterprise management system	51,850	56,103
Construction-in-progress	34,114	29,897
Leased property under capitalized leases	38,462	32,590
	877,202	849,809
Accumulated depreciation and amortization	(514,580)	(491,191)
	$362,622	$358,618
Depreciation expense was $12,700 and $12,386 for the three months ended April 30, 2021 and 2020, respectively. Depreciation expense was $25,639 and $24,831 for the six months ended April 30, 2021 and 2020, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the six months ended April 30, 2021 by operating segment were as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2020	$415,862	$1,297,492	$1,713,354
Currency effect	3,507	4,129	7,636
Balance at April 30, 2021	$419,369	$1,301,621	$1,720,990

Information regarding our intangible assets subject to amortization was as follows:

	April 30, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$486,696	$212,301	$274,395
Patent/technology costs	155,346	84,173	71,173
Trade name	74,666	37,501	37,165
Non-compete agreements	10,005	8,884	1,121
Other	1,394	1,392	2
Total	$728,107	$344,251	$383,856

	October 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,568	$193,617	$289,951
Patent/technology costs	153,555	76,934	76,621
Trade name	74,240	34,693	39,547
Non-compete agreements	9,908	8,444	1,464
Other	1,403	1,400	3
Total	$722,674	$315,088	$407,586
Amortization expense for the three months ended April 30, 2021 and 2020 was $12,617 and $14,660, respectively. Amortization expense for the six months ended April 30, 2021 and 2020 was $25,697 and $30,833, respectively.

Nordson Corporation
Pension and other postretirement plans
The components of net periodic pension cost for the three and six months ended April 30, 2021 and 2020 were:

	U.S.		International
Three Months Ended	2021	2020	2021	2020
Service cost	$5,722	$5,235	$662	$459
Interest cost	3,494	4,026	250	251
Expected return on plan assets	(7,335)	(6,175)	(431)	(304)
Amortization of prior service credit	(21)	(22)	(88)	(68)
Amortization of net actuarial loss	4,042	3,622	1,011	729
Settlement loss	2,018	—	—	—
Total benefit cost	$7,920	$6,686	$1,404	$1,067

	U.S.		International
Six Months Ended	2021	2020	2021	2020
Service cost	$11,488	$10,293	$1,180	$1,030
Interest cost	6,834	7,943	470	514
Expected return on plan assets	(14,088)	(12,334)	(822)	(635)
Amortization of prior service credit	(41)	(42)	(165)	(142)
Amortization of net actuarial loss	7,616	7,019	1,801	1,462
Settlement loss	2,018	—	—	—
Total benefit cost	$13,827	$12,879	$2,464	$2,229
Contributions to the defined benefit pension plans are expected to be approximately $68,000 for fiscal year 2021, which includes an additional cash contribution of $20,000 made in the second quarter of 2021 to move the domestic plans closer to full funding.
The components of net periodic pension cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.
The components of other postretirement benefit costs for the three and six months ended April 30, 2021 and 2020 were:

	U.S.		International
Three Months Ended	2021	2020	2021	2020
Service cost	$216	$143	$3	$4
Interest cost	456	558	3	3
Amortization of prior service credit	—	(4)	—	—
Amortization of net actuarial (gain) loss	338	258	(10)	(9)
Total benefit cost (income)	$1,010	$955	$(4)	$(2)

	U.S.		International
Six Months Ended	2021	2020	2021	2020
Service cost	$392	$333	$7	$7
Interest cost	910	1,173	6	7
Amortization of prior service credit	—	(8)	—	—
Amortization of net actuarial (gain) loss	685	677	(20)	(18)
Total benefit cost (income)	$1,987	$2,175	$(7)	$(4)

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three and six months ended April 30, 2021 was 20.3% and 20.5%, respectively. The effective tax rate for the three and six months ended April 30, 2020 was 21.0% and 19.8%, respectively.
Due to our share-based payment transactions our income tax provision included a discrete tax benefit of $1,796 and $2,595 for the three and six months ended April 30, 2021, respectively, compared to $138 and $2,675 for the three and six months ended April 30, 2020, respectively.
Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2020	$(40,422)	$(185,696)	$(226,118)
Amortization of prior service costs and net actuarial losses, net of tax of ($3,485)	—	11,382	11,382
Foreign currency translation adjustments	21,490	—	21,490
Balance at April 30, 2021	$(18,932)	$(174,314)	$(193,246)
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan for a combined total of 2,208 common shares available to be granted as of April 30, 2021.
Stock Options
Stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,565 and $3,801 for the three and six months ended April 30, 2021, respectively, compared to $2,538 and $5,263 for the three and six months ended April 30, 2020, respectively.
The following table summarizes activity related to stock options for the six months ended April 30, 2021:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2020	1,487	$122.45
Granted	93	201.43
Exercised	(176)	107.02
Forfeited or expired	(19)	140.03
Outstanding at April 30, 2021	1,385	$129.45	$113,525	6.8 years
Expected to vest	592	$156.11	$32,752	8.2 years
Exercisable at April 30, 2021	788	$109.22	$80,514	5.8 years

Nordson Corporation
As of April 30, 2021, there was $12,291 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.7 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended	April 30, 2021			April 30, 2020
Expected volatility	30.8%	-	32.6%	24.5%	-	29.2%
Expected dividend yield	0.83%	-	0.85%	0.92%	-	1.16%
Risk-free interest rate	0.43%	-	0.77%	0.50%	-	1.69%
Expected life of the option (in years)	5.3	-	6.2	5.3	-	6.2
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
The weighted average grant date fair value of stock options granted during the six months ended April 30, 2021 and 2020 was $56.02 and $37.81, respectively.
The total intrinsic value of options exercised during the three months ended April 30, 2021 and 2020 was $12,166 and $1,704, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2021 and 2020 was $17,601 and $18,948, respectively.
Cash received from the exercise of stock options for the six months ended April 30, 2021 and 2020 was $18,783 and $18,547, respectively.
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
For employee recipients, in the event of termination of employment due to early retirement with the consent of the Company, restricted shares and units granted within 12 months prior to termination are forfeited, and other restricted shares and units vest on a pro-rata basis, subject to the consent of the Compensation Committee. In the event of termination of employment due to normal retirement at age 65, restricted shares and units granted within 12 months prior to termination are forfeited, and, for other restricted shares and units, the restriction period applicable to restricted shares will lapse and the shares will vest and be transferable and all unvested units will become vested in full, subject to the consent of the Compensation Committee. In the event of a recipient's disability or death, all restricted shares and units granted within 12 months prior to termination fully vest. Termination for any other reason prior to the lapse of any restrictions or vesting of units results in forfeiture of the shares or units.
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
The following table summarizes activity related to restricted shares during the six months ended April 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2020	58	$148.75
Granted	—	—
Forfeited	(2)	149.37
Vested	(28)	138.07
Restricted shares at April 30, 2021	28	$159.56
As of April 30, 2021, there was $2,655 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.7 years. The amount charged to expense related to restricted shares during the

Nordson Corporation
three months ended April 30, 2021 and 2020 was $501 and $688, respectively, which included common share dividends of $13 and $18, respectively. For the six months ended April 30, 2021 and 2020, the amounts charged to expense related to restricted shares were $1,465 and $2,261, respectively, which included common share dividends of $31 and $43, respectively.
The following table summarizes activity related to restricted share units during the six months ended April 30, 2021:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2020	—	$—
Granted	86	202.18
Forfeited	(7)	201.33
Vested	(1)	201.50
Restricted share units at April 30, 2021	78	$202.26
As of April 30, 2021, there was $11,639 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.4 years. The amount charged to expense related to restricted share units during each of the three months ended April 30, 2021 and 2020 was $2,192 and $298, respectively, compared to $4,284 and $584 for the six months ended April 30, 2021 and 2020, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards granted in 2021. The per share values were $202.05 for 2021 and $201.50 for 2020. The amount credited to expense for the three months ended April 30, 2021 and 2020 was $460 and $3,703, respectively, compared to a charge of $4,295 and credit of $2,282 to expense for the six months ended April 30, 2021 and 2020, respectively. The cumulative amount recorded in shareholders’ equity at April 30, 2021 was $4,132.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2021 and 2020 was $29 and $83, respectively, compared to $58 and $164 for the six months ended April 30, 2021 and 2020, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2020	120	$60.81
Dividend equivalents	—	—
Distributions	(11)	68.28
Outstanding at April 30, 2021	109	$60.86
The amount charged to expense related to director deferred compensation for the three months ended April 30, 2021 and 2020 was $63 and $42, respectively, compared to $125 and $86 for the six months ended April 30, 2021 and 2020, respectively.

Nordson Corporation
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
Following is a reconciliation of the product warranty liability for the six months ended April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
Beginning balance at October 31	$10,550	$11,006
Accruals for warranties	7,708	5,429
Warranty payments	(8,200)	(5,231)
Currency effect	197	(122)
Ending balance	$10,255	$11,082
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
Effective in the second quarter of 2020, we made changes to realign our management team and our operating segments, consolidating our former three operating segments into the two described above, which are reflected in our disclosures. Existing product lines were unchanged as part of this new structure. This realignment will enable us to better serve global customers and markets, to more efficiently leverage technology synergies, to operate divisions of significant size in a consistent and focused way and to position ourselves for our next chapter of profitable growth. The revised operating segments better reflect how we manage the Company, allocate resources, and assess performance of the businesses.
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
April 30, 2021
Net external sales	$298,775	$290,763	$—	$589,538
Operating profit (loss)	104,283	76,585	(14,477)	166,391
April 30, 2020
Net external sales	$282,274	$247,204	$—	$529,478
Operating profit (loss)	76,454	58,689	(10,114)	125,029
Six Months Ended
April 30, 2021
Net external sales	$587,191	$528,913	$—	$1,116,104
Operating profit (loss)	187,686	123,786	(36,056)	275,416
April 30, 2020
Net external sales	$546,073	$478,321	$—	$1,024,394
Operating profit (loss)	132,858	90,976	(23,712)	200,122

We had significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
United States	$202,924	$188,933	$388,240	$377,433
Americas	44,914	36,673	81,052	67,756
Europe	156,451	136,056	291,602	262,447
Japan	27,852	31,575	54,967	59,127
Asia Pacific	157,397	136,241	300,243	257,631
Total net external sales	$589,538	$529,478	$1,116,104	$1,024,394
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$1,255	$—	$1,255	$—
Total assets at fair value	$1,255	$—	$1,255	$—
Liabilities:
Deferred compensation plans (b)	$12,118	$—	$12,118	$—
Foreign currency forward contracts (a)	3,283	—	3,283	—
Total liabilities at fair value	$15,401	$—	$15,401	$—

Nordson Corporation

October 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,700	$—	$2,700	$—
Total assets at fair value	$2,700	$—	$2,700	$—
Liabilities:
Deferred compensation plans (b)	$12,304	$—	$12,304	$—
Foreign currency forward contracts (a)	5,937	—	5,937	—
Total liabilities at fair value	$18,241	$—	$18,241	$—
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

	April 30, 2021
	Carrying Amount	Fair Value
Long-term debt (including current portion), excluding unamortized debt issuance costs	$867,087	$921,834
We used the following methods and assumptions in estimating the fair value of financial instruments:
•Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.
Derivative financial instruments
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Condensed Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. For the three months ended April 30, 2021, we recognized a net loss of $8,133 on foreign currency forward contracts and a realized net gain of $7,357 from the change in fair value of balance sheet positions. For the three months ended April 30, 2020, we recognized a net loss of $3,728 on foreign currency forward contracts and a net gain of $6,720 from the change in fair value of balance sheet positions. For the six months ended April 30, 2021, we recognized a net gain of $1,209 on foreign currency forward contracts and a realized net loss of $4,746 from the change in fair value of balance sheet positions. For the six months ended April 30, 2020, we recognized a net loss of $4,159 on foreign currency forward contracts and a net gain of $7,151 from the change in fair value of balance sheet positions.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2021 and 2020:

	Notional Amounts
April 30, 2021 contract amounts:	Sell	Buy
Euro	$127,660	$309,020
British pound	21,228	79,446
Japanese yen	12,228	38,648
Australian dollar	194	10,240
Hong Kong dollar	978	33,024
Singapore dollar	15	18,071
Others	11,886	92,869
Total	$174,189	$581,318

	Notional Amounts
April 30, 2020 contract amounts:	Sell	Buy
Euro	$110,114	$182,146
British pound	18,987	58,543
Japanese yen	16,301	31,934
Australian dollar	327	7,647
Hong Kong dollar	53,935	60,737
Singapore dollar	1,082	15,620
Others	3,995	61,286
Total	$204,741	$417,913
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and six months ended April 30, 2021 and 2020, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	April 30, 2021	October 31, 2020
Revolving credit agreement, due 2024	$4,899	$—
Senior notes, due 2021-2025	109,900	109,900
Senior notes, due 2021-2027	85,714	85,714
Senior notes, due 2023-2030	350,000	350,000
Term loan, due 2024	—	255,000
Euro loan, due 2023	318,473	308,642
	868,986	1,109,256
Less current maturities	38,043	38,043
Less unamortized debt issuance costs	1,899	3,261
Long-term maturities	$829,044	$1,067,952
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. We were in compliance with all covenants at April 30, 2021, and the amount we could borrow under the facility was not limited by any debt covenants.
Senior notes, due 2021-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 1.83 years. The weighted-average interest rate at April 30, 2021 was 3.07 percent.

Nordson Corporation
Senior notes, due 2021-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 3.41 years. The weighted-average interest rate at April 30, 2021 was 3.06 percent.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 4.55 years. The weighted-average interest rate at April 30, 2021 was 3.90 percent.
Term loan, due 2024 —  In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. There was no outstanding balance at April 30, 2021, as it was fully repaid and terminated in the second quarter of 2021.
Euro loan, due 2023 — In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The Term Loan Agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at April 30, 2021 was 0.71% percent. We were in compliance with all covenants at April 30, 2021.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2021 and October 31, 2020, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $319 and $360, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
Segment Update
Effective in the second quarter of 2020, we made changes to realign our management team and our operating segments. We realigned our former three operating segments into two: Industrial Precision Solutions and Advanced Technology Solutions. Refer to our Operating segments footnote for further discussion.
The financial information presented herein reflects the impact of the preceding changes and prior periods have been revised to reflect these changes.
COVID-19 Update
We continue to support multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, packaging, transportation, energy, communications, and other critical infrastructure industries.  We have benefited from our geographical and product diversification as the end markets we serve have remained resilient in response to the COVID-19 pandemic.  We continue to actively monitor the impact of the COVID-19 pandemic, which may negatively impact our business and results of operations for 2021 and potentially beyond. However, the full extent of the COVID-19 pandemic on our operations and the markets we serve is uncertain and will depend largely on future developments, including the availability and effectiveness of vaccines and their widespread adoption, new information which may emerge concerning the severity of the pandemic, including the evolving strains of COVID-19, some of which may be more transmissible or virulent than the initial variant, and actions by government authorities to contain the pandemic or mitigate its economic, public health and other impacts. These developments are constantly evolving and cannot be accurately predicted. We continue to invest in the business, people, and strategies necessary to achieve our long-term priorities as we focus on driving profitable growth. We have continued to operate during the course of the COVID-19 pandemic in all our production facilities, having taken the recommended public health measures to ensure worker and workplace safety. As a result, there have been unfavorable impacts on our manufacturing efficiencies. Additionally, we continue to take steps to offset cost increases from pandemic-related supply chain disruptions.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2020 (the 2020 Form 10-K). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2020.
Results of Operations
Three months ended April 30, 2021
Worldwide sales for the three months ended April 30, 2021 were $589,538 an increase of 11.3% from sales of $529,478 for the comparable period of 2020. The increase consisted of a 10.4% increase in organic sales volume, favorable effect from currency translation of 3.7%, partially offset by a net 2.8% decrease due to acquisitions and divestitures. Growth in electronics and consumer non-durable end markets, as well as strengthening medical and industrial end markets, were the primary drivers of this performance.
Sales outside the United States accounted for 65.6% of our sales in the three months ended April 30, 2021 compared to 64.3% in the comparable period of 2020. On a geographic basis, sales in the United States were $202,924, an increase of 7.4% compared to 2020 consisting of a 12.1% increase in organic sales volume and a net 4.7% decrease from acquisitions and divestitures. In the Americas region, sales were $44,914, an increase of 22.5% from 2020, consisting of an organic sales volume increase of 15.1%, a

Nordson Corporation
net increase of net 5.4% due to acquisitions and divestitures, and favorable currency effects of 2.0%. In Europe, sales were $156,451, an increase of 15.0% from 2020, consisting of favorable currency effects of 9.0%, and organic sales volume increase of 8.3%, partially offset by a net 2.3% decrease due to acquisitions and divestitures. In Japan, sales were $27,852, a decrease of 11.8% from 2020, consisting of an organic sales volume decrease of 8.5% and a 4.0% decrease due to acquisitions and divestitures, partially offset by favorable currency effects of 0.7%. In the Asia Pacific region, sales were $157,397, an increase of 15.5% from 2020, consisting of an organic sales volume increase of 13.6% and favorable currency effects of 4.4%, partially offset by a net 2.5% decrease due to acquisitions and divestitures.
Cost of sales for the three months ended April 30, 2021 were $251,839, up from $239,880 in the comparable period of 2020. Gross profit, expressed as a percentage of sales, increased to 57.3% from 54.7% in the comparable period of 2020. The 2.6 percentage point increase in gross margin was primarily driven by the divestiture of the screws and barrel product line, which contributed 1.8 percentage points, plus favorable sales volume leverage.
Selling and administrative expenses for the three months ended April 30, 2021 were $171,308, up from $164,569 in the comparable period of 2020. The 4.1% increase was primarily driven by unfavorable currency translation effects of 3.1 percentage points plus increased variable incentive compensation offset by reductions resulting from the divestiture and structural cost reduction actions taken in 2020.
Operating profit increased from $125,029 in the three months ended April 30, 2020 to $166,391 in the comparable period of 2021. Operating profit as a percentage of sales increased to 28.2% for the three months ended April 30, 2021 compared to 23.6% in the comparable period of 2020. The improved profitability was largely driven by the product line divestiture, which improved the sales mix, and leveraging the 10.4% organic sales volume growth.
Interest expense for the three months ended April 30, 2021 was $7,139, compared to $8,293 in the comparable period of 2020. The decrease was due to lower average debt levels and lower variable interest rates compared to the prior year period. Other expense was $3,843 compared to $429 in 2020 primarily due to higher foreign currency losses. Included in current year other expense were pension costs of $3,499 and $777 in foreign currency losses. Included in the prior year were pension costs of $2,851, partially offset by foreign currency gains of $2,992.
Net income for the three months ended April 30, 2021 was $124,144, or $2.12 per diluted share, compared to $92,079, or $1.58 per diluted share, in the same period of 2020. This represents a 34.8% increase in net income, and a 34.2% increase in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $298,775 in the three months ended April 30, 2021, an increase of 5.8% from sales in the comparable period of 2020 of $282,274. The increase was the result of organic sales volume increase of 8.3% and favorable currency effects that increased sales by 4.8%, partially offset by a 7.3% decrease due to divestitures. The organic sales volume increase was driven by strong global demand in consumer non-durable and industrial end markets.
Operating profit as a percentage of sales increased to 34.9% for the three months ended April 30, 2021 compared to 27.1% in the comparable period of 2020. The 7.8 percentage point improvement in operating margin was principally due to favorable absorption and leverage related to higher sales volume which contributed 3.9 percentage points and a favorable sales mix primarily due to the divestiture of 3.9 percentage points.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $290,763 in the three months ended April 30, 2021, an increase of 17.6% from sales in the comparable period of 2020 of $247,204. The increase was the result of organic sales volume increase of 12.7%, favorable currency effects of 2.5% and a 2.4% increase from acquisitions. Sales growth occurred in all product lines in particular test and inspection and fluid dispense product lines. This sales growth was driven by test and inspection product lines serving electronics end markets and fluid management product lines serving medical and industrial end markets. Growth was seen in all geographic regions.
Operating profit as a percentage of sales increased to 26.3% for the three months ended April 30, 2021 compared to 23.7% in the comparable period of 2020. The 2.6 percentage point improvement in operating margin was primarily due to favorable selling and administrative expense leverage related to the 12.7% organic sales volume increase.
Six months ended April 30, 2021
Worldwide sales for the six months ended April 30, 2021 were $1,116,104, an increase of 9.0% from sales of $1,024,394 for the comparable period of 2020. The increase consisted of a 7.0% increase in organic sales volume, a favorable effect from currency translation of 3.3%, partially offset by a net 1.3% decrease due to acquisitions and divestitures. Strength in consumer non-durable and industrial end markets were the primary drivers of the growth.

Nordson Corporation
Sales outside the United States accounted for 65.2% of our sales in the six months ended April 30, 2021 compared to 63.2% in the comparable period of 2020. On a geographic basis, sales in the United States were $388,240, an increase of 2.9% compared to 2020 consisting of a 5.0% increase in organic sales volume, partially offset by a net 2.1% decrease from acquisitions and divestitures. In the Americas region, sales were $81,052, an increase of 19.6% from 2020, consisting of an organic sales volume increase of 13.8% and a net increase of 6.3% due to acquisitions and divestitures, partially offset by unfavorable currency effects of 0.5%. In Europe, sales were $291,602, an increase of 11.1% from 2020, consisting of favorable currency effects of 7.9% and organic sales volume increase of 4.8%, partially offset by a net 1.6% decrease from acquisitions and divestitures. In Japan, sales were $54,967, a decrease of 7.0% from the comparable period of 2020, consisting of an organic sales volume decrease of 6.7% and a net 2.9% decrease due to acquisitions and divestitures, partially offset by favorable currency effects of 2.6%. In the Asia Pacific region, sales were $300,243, an increase of 16.5% from 2020, consisting of an organic sales volume increase of 13.5% and favorable currency effects of 4.4%, partially offset by a net 1.3% decrease from acquisitions and divestitures.
Cost of sales for the six months ended April 30, 2021 were $488,445, up from $471,602 in the comparable period of 2020. Gross profit, expressed as a percentage of sales, increased to 56.2% from 54.0% in the comparable period of 2020. The 2.2 percentage point increase in gross margin was driven by a favorable product mix impact, principally driven by a divestiture, of 1.5 percentage points and favorable sales volume leverage.
Selling and administrative expenses for the six months ended April 30, 2021 were $352,243, down from $352,670 in the comparable period of 2020. Of the 0.1% decrease, a net favorable impact principally due to divestitures contributed 1.0 percentage point, lower services and employee related costs contributed 0.9 of a percentage point, and lower costs related to cost structure simplification actions contributed 0.8 of a percentage point. These improvements were partially offset by 2.6 percentage points due to unfavorable currency translation effects.
Operating profit increased from $200,122 in the six months ended April 30, 2020 to $275,416 in the comparable period of 2021. Operating profit as a percentage of sales increased to 24.7% for the six months ended April 30, 2021 compared to 19.5% in the comparable period of 2020. The 5.2% increase in operating margin was driven by the 7.0% organic sales volume increase and the favorable sales mix from the divestiture, plus leverage on the relatively flat selling and administrative cost structure.
Interest expense for the six months ended April 30, 2021 was $14,071, compared to $18,034 in the comparable period of 2020. The decrease was due to lower average debt levels and lower variable interest rates compared to the prior year period. Other expense was $8,504 compared to $3,275 in the comparable period of 2020 due to higher foreign currency losses. Included in current year other expense were pension costs of $4,975 and $3,537 in foreign currency losses. Included in the prior year were pension costs of $5,615, partially offset by foreign currency gains of $2,992.
Net income for the six months ended April 30, 2021 was $201,726, or $3.44 per diluted share, compared to $144,083, or $2.47 per diluted share, in the same period of 2020. This represents a 40.0% increase in net income, and a 39.3% increase in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $587,191 in the six months ended April 30, 2021, an increase of 7.5% from sales in the comparable period of 2020 of $546,073. The increase was the result of an increase of 8.0% in organic sales volume and favorable currency effects that increased sales by 4.2%, partially offset by a decrease of 4.7% due to divestitures. Growth in product lines serving consumers in the non-durable and industrial end markets, particularly in the Asia Pacific and Europe regions, was partially offset by weakness in Japan and United States regions.
Operating profit as a percentage of sales increased to 32.0% for the six months ended April 30, 2021 compared to 24.3% in the comparable period of 2020. Of the 7.7 percentage point improvement in operating margin, favorable absorption due to higher sales volume and the favorable sales mix primarily due to the divestiture combined for a 3.5 percentage point expansion in gross profit, plus selling and administrative expense leverage contributed and additional 4.2 percentage points.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $528,913 in the six months ended April 30, 2021, an increase of 10.6% from sales in the comparable period of 2020 of $478,321. The increase was the result of an organic sales volume increase of 6.0%, a 2.3% increase from acquisitions and favorable currency effects that increased sales by 2.3%. Sales growth occurred in all product lines, in particular test and inspection and fluid dispense product lines.
Operating profit as a percentage of sales increased to 23.4% for the six months ended April 30, 2021 compared to 19.0% in the comparable period of 2020. The 4.4 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage which contributed 3.4 percentage points associated with the sales volume growth and cost structure simplification actions taken in the prior year.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and six months ended April 30, 2021 was 20.3% and 20.5%, respectively, compared to 21.0% and 19.8%, respectively, for the comparable periods a year ago.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $1,796 and $2,595 for the three and six months ended April 30, 2021, respectively, compared to $138 and $2,675 in the comparable periods of 2020, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2021 used to translate international sales and operating results into U.S. dollars were generally favorable compared with average exchange rates existing during 2020, particularly due to a strengthening EURO and Chinese Yuan. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2021 were translated at exchange rates in effect during the same period of 2020, sales would have been approximately $18,700 lower while costs of sales and selling and administrative expenses would have been approximately $8,300 lower. If transactions for the six months ended April 30, 2021 were translated at exchange rates in effect during the same period of 2020, sales would have been approximately $32,500 lower while costs of sales and selling and administrative expenses would have been approximately $16,100 lower.
Financial Condition
Liquidity and Capital Resources
During the six months ended April 30, 2021, cash and cash equivalents decreased $74,973. Cash provided by operations during this period was $247,714, compared to $218,179 for the six months ended April 30, 2020. This increase was primarily due to higher net income. Changes in operating assets and liabilities increased cash by $31,244 in the six months ended April 30, 2021, compared to increasing cash by $4,513 in the comparable period of 2020.
Cash used in investing activities was $13,681 for the six months ended April 30, 2021, compared to $27,731 used in the comparable period of 2020, which included capital expenditures of $18,743 and $25,835 for the same periods, respectively.
Cash used in financing activities was $310,333 for the six months ended April 30, 2021, compared to $30,987 used in the comparable period of 2020. Net repayments of long-term debt were $250,101 in the six months ended April 30, 2021, compared to net proceeds of $39,822 for the same period of 2020. Cash of $45,342 was used for dividend payments and cash of $30,274 was used for the purchase of treasury shares, compared to $43,878 and $41,930, respectively, in the comparable period of 2020. Issuance of common shares related to employee benefit plans generated $18,783 during the six months ended April 30, 2021 compared to $18,547 in the comparable period of 2020.
The following is a summary of significant changes in balance sheet captions from October 31, 2020 to April 30, 2021. The decrease of $56,526 in pension obligations was primarily due to pension contributions during the second quarter of 2021. Long-term debt decreased $238,908 primarily due to the full repayment on our term loan due 2024.
We believe that the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2021. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company. We were in compliance with all covenants at April 30, 2021. Refer to our Long-term debt footnote for additional details regarding our debt outstanding.

Nordson Corporation
Outlook
We are optimistic about our longer-term growth opportunities in the diverse consumer non-durable, industrial, medical, electronics, consumer durable and automotive end markets we serve. We also support our customers with parts and consumables, where a significant percentage of our revenue is recurring. Based on the current backlog, order entry trends, and the correlation to shipment timing, we expect 2021 full year sales growth to be approximately 8% to 10% over 2020. Additionally, we are forecasting full year 2021 diluted earnings per share in the range of $7.20 to $7.50.
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
Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2020 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2021. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2021 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2020 Form 10-K. Many of the risks identified in the 2020 Form 10-K have been, and may be further, exacerbated by the impact of the COVID-19 pandemic and the actions taken by governmental entities, businesses, individuals and others in response to the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2021:

(in whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2021 to February 28, 2021	50,527	$186.48	49,568	$434,353
March 1, 2021 to March 31, 2021	36,834	$198.57	32,540	$427,865
April 1, 2021 to April 30, 2021	27,237	$205.45	27,048	$422,307
Total	114,598		109,156
(1)Includes shares tendered for taxes related to vesting of restricted stock.
(2)In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $422,307 of the total $1,000,000 authorized remained available for share repurchases at April 30, 2021. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

10.1*
Separation Agreement and Release between John J. Keane and Nordson Corporation, effective February 1, 2021 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended January 31, 2021).

10.2
Resolution by the Board of Directors, dated March 2, 2021, to close to new hires the Nordson Corporation Salaried Employee Pension Plan and the Nordson Corporation 2005 Excess Defined Benefit Pension Plan.

10.3*	Non-officer award agreement (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 19, 2021)
10.4*	Officer award agreement (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated April 19, 2021)
10.5*	Nordson Corporation 2021 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 2, 2021)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2021 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at April 30, 2021 and October 31, 2020, (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

*	Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 28, 2021	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)