Form 10-Q
period 2021-07-31
NORDSON CORP
filed 2021-08-31
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 27, 2021:  58,114,553

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Sales	$646,858	$538,181	$1,762,962	$1,562,575
Operating costs and expenses:
Cost of sales	281,587	257,373	770,032	728,975
Selling and administrative expenses	176,995	168,753	529,238	521,423
	458,582	426,126	1,299,270	1,250,398
Operating profit	188,276	112,055	463,692	312,177
Other income (expense):
Interest expense	(6,139)	(7,314)	(20,210)	(25,348)
Interest and investment income	492	434	1,321	1,301
Other - net	(2,232)	(9,668)	(10,736)	(12,943)
	(7,879)	(16,548)	(29,625)	(36,990)
Income before income taxes	180,397	95,507	434,067	275,187
Income taxes	38,215	8,526	90,159	44,123
Net income	$142,182	$86,981	$343,908	$231,064
Average common shares	58,112	57,693	58,080	57,679
Incremental common shares attributable to equity compensation	623	734	634	725
Average common shares and common share equivalents	58,735	58,427	58,714	58,404
Basic earnings per share	$2.45	$1.51	$5.92	$4.01
Diluted earnings per share	$2.42	$1.49	$5.86	$3.96
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Net income	$142,182	$86,981	$343,908	$231,064
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(3,348)	28,943	18,142	10,509
Amortization of prior service cost and net actuarial losses, net of tax	3,799	2,621	15,181	9,748
Total other comprehensive income	451	31,564	33,323	20,257
Total comprehensive income	$142,633	$118,545	$377,231	$251,321
See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	July 31, 2021	October 31, 2020
Cash and cash equivalents	$174,235	$208,293
Receivables - net	516,685	471,873
Inventories - net	303,977	277,033
Prepaid expenses and other current assets	50,866	43,798
Assets held for sale	—	19,615
Total current assets	1,045,763	1,020,612
Property, plant and equipment - net	358,208	358,618
Operating right of use lease assets	115,627	122,125
Goodwill	1,718,565	1,713,354
Intangible assets - net	370,706	407,586
Deferred income taxes	5,751	9,831
Other assets	55,460	42,530
Total assets	$3,670,080	$3,674,656

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$92,924	$70,949
Income taxes payable	18,880	7,841
Accrued liabilities	184,491	167,883
Customer advanced payments	70,052	42,323
Current maturities of long-term debt and notes payable	31,385	38,043
Operating lease liability - current	17,305	16,918
Finance lease liability - current	5,785	5,984
Liabilities held for sale	—	13,148
Total current liabilities	420,822	363,089
Long-term debt	789,731	1,067,952
Operating lease liability - noncurrent	102,331	109,317
Finance lease liability - noncurrent	15,050	10,470
Deferred income taxes	66,726	66,995
Pension obligations	82,457	165,529
Postretirement obligations	85,717	85,249
Other long-term liabilities	44,068	47,064
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	573,669	534,684
Retained earnings	3,184,229	2,908,738
Accumulated other comprehensive loss	(192,795)	(226,118)
Common shares in treasury, at cost	(1,514,178)	(1,470,566)
Total shareholders' equity	2,063,178	1,758,991
Total liabilities and shareholders' equity	$3,670,080	$3,674,656
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Shareholders’ Equity

	2021
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	6,462	—	—	976	7,438
Stock-based compensation	—	10,120	—	—	—	10,120
Purchase of treasury shares (27,347 shares)	—	—	—	—	(5,310)	(5,310)
Dividends declared ($0.39 per share)	—	—	(22,672)	—	—	(22,672)
Net income	—	—	77,582	—	—	77,582
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,433	—	28,433
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,997	—	2,997
January 31, 2021	$12,253	$551,266	$2,963,252	$(194,688)	$(1,474,900)	$1,857,183
Shares issued under company stock and employee benefit plans	—	9,468	—	—	1,877	11,345
Stock-based compensation	—	3,877	—	—	—	3,877
Purchase of treasury shares (127,297 shares)	—	—	—	—	(24,964)	(24,964)
Dividends declared ($0.39 per share)	—	—	(22,670)	—	—	(22,670)
Net income	—	—	124,144	—	—	124,144
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(6,943)	—	(6,943)
Defined benefit pension and post-retirement plans adjustment	—	—	—	8,385	—	8,385
April 30, 2021	$12,253	$564,611	$3,064,726	$(193,246)	$(1,497,987)	$1,950,357
Shares issued under company stock and employee benefit plans	—	4,978	—	—	375	5,353
Stock-based compensation	—	4,080	—	—	—	4,080
Purchase of treasury shares (76,724 shares)	—	—	—	—	(16,566)	(16,566)
Dividends declared ($0.39 per share)	—	—	(22,679)	—	—	(22,679)
Net income	—	—	142,182	—	—	142,182
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(3,348)	—	(3,348)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,799	—	3,799
July 31, 2021	$12,253	$573,669	$3,184,229	$(192,795)	$(1,514,178)	$2,063,178
See accompanying notes.

Nordson Corporation

	2020
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	12,330	—	—	4,049	16,379
Stock-based compensation	—	6,105	—	—	—	6,105
Purchase of treasury shares (26,223 shares)	—	—	—	—	(4,311)	(4,311)
Dividends declared ($0.38 per share)	—	—	(21,915)	—	—	(21,915)
Net income	—	—	52,004	—	—	52,004
Impact of adoption of ASU 2016-02	—	—	(1,055)	—	—	(1,055)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	2,793	—	2,793
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,229	—	3,229
January 31, 2020	$12,253	$501,551	$2,776,684	$(225,859)	$(1,430,355)	$1,634,274
Shares issued under company stock and employee benefit plans	—	2,362	—	—	(194)	2,168
Stock-based compensation	—	(72)	—	—	—	(72)
Purchase of treasury shares (300,894 shares)	—	—	—	—	(37,619)	(37,619)
Dividends declared ($0.38 per share)	—	—	(21,963)	—	—	(21,963)
Net income	—	—	92,079	—	—	92,079
Impact of adoption of ASU 2016-02	—	—	956	—	—	956
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(21,227)	—	(21,227)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,898	—	3,898
April 30, 2020	$12,253	$503,841	$2,847,756	$(243,188)	$(1,468,168)	$1,652,494
Shares issued under company stock and employee benefit plans	—	20,110	—	—	7,647	27,757
Stock-based compensation	—	2,972	—	—	—	2,972
Purchase of treasury shares (53,735 shares)	—	—	—	—	(9,967)	(9,967)
Dividends declared ($0.38 per share)	—	—	(21,859)	—	—	(21,859)
Net income	—	—	86,981	—	—	86,981
Impact of adoption of ASU 2016-02	—	—	(30)	—	—	(30)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,943	—	28,943
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,621	—	2,621
July 31, 2020	$12,253	$526,923	$2,912,848	$(211,624)	$(1,470,488)	$1,769,912
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended
Cash flows from operating activities:	July 31, 2021	July 31, 2020
Net income	$343,908	$231,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,233	84,164
Non-cash stock compensation	18,077	9,005
Deferred income taxes	(1,108)	(6,402)
Other non-cash expense	1,450	5,874
Loss on sale of property, plant and equipment	528	274
Changes in operating assets and liabilities	12,565	2,455
Pension and postretirement plans	(82,604)	(24,657)
Other	4,407	8,181
Net cash provided by operating activities	375,456	309,958
Cash flows from investing activities:
Additions to property, plant and equipment	(28,073)	(36,096)
Proceeds from sale of property, plant and equipment	82	164
Other	4,994	(2,000)
Acquisition of businesses, net of cash acquired	—	(125,260)
Net cash used in investing activities	(22,997)	(163,192)
Cash flows from financing activities:
Proceeds from long-term debt	5,751	165,734
Repayment of long-term debt	(298,041)	(163,994)
Repayment of finance lease obligations	(5,111)	(5,814)
Issuance of common shares	24,136	46,304
Purchase of treasury shares	(46,840)	(51,897)
Dividends paid	(68,021)	(65,737)
Net cash used in financing activities	(388,126)	(75,404)

Effect of exchange rate changes on cash	1,609	(743)
Increase (decrease) in cash and cash equivalents	(34,058)	70,619
Cash and cash equivalents at beginning of period	208,293	151,164
Cash and cash equivalents at end of period	$174,235	$221,783
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2021
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2020.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Condensed Consolidated Balance Sheets. Revenues deferred as of July 31, 2021 and 2020 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets and were not material at July 31, 2021 and October 31, 2020.  Revenue recognized over time is not material to our overall Consolidated Financial Statements.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options with an exercise price higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. No options were excluded from the calculation of diluted earnings per share for the three months ended July 31, 2021. Options excluded from the calculation of diluted earnings per share for three months end July 31, 2020 were 21. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2021 and July 31, 2020 were 61 and 127, respectively.
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
On September 1, 2020, we acquired 100 percent of the outstanding shares of vivaMOS Ltd. (vivaMOS), a developer and fabricator of high-end large-area complementary metal–oxide–semiconductor (CMOS) image sensors for a wide range of X-ray applications. We acquired vivaMOS for an aggregate purchase price of $17,154, net of cash and other closing adjustments of approximately $158, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $14,394 and identifiable intangible assets of $4,040 were recorded. The identifiable intangible assets consist primarily of $3,900 of technology (amortized over 10 years) and $140 of non-compete agreements (amortized over three years). Goodwill associated with this acquisition is not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results of vivaMOS are not material to our Consolidated Financial Statements. As of July 31, 2021, the purchase price allocation is complete.
On June 1, 2020, we acquired 100 percent of the outstanding shares of Fluortek, Inc. (Fluortek), a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years), and $770 of non-compete agreements (amortized over five years). Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results for Fluortek are not material to our Consolidated Financial Statements. As of July 31, 2021, the purchase price allocation is complete.
Divestiture
In the fourth quarter of 2020, we committed to a plan to sell our screws and barrels product line within our Industrial Precision Solutions operating segment and determined the criteria to be classified as held for sale were met. We entered into a letter of intent to sell the screws and barrels product line in October 2020 and in December 2020, we entered into a definitive agreement with the buyer. The assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell from October 31, 2020 until the transaction was completed on February 1, 2021.
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
Accounts receivable are net of an allowance for credit losses of $8,394 and $9,045 at July 31, 2021 and October 31, 2020, respectively. The change in the allowance for expected credit losses includes an immaterial accounting standard adoption impact from ASU 2016-13 of $396 for the nine months ended July 31, 2021. The provision for losses on receivables was $454 and $50 for the three and nine months ended July 31, 2021, respectively, compared to $1,017 and $2,552 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories
Components of inventories were as follows:

	July 31, 2021	October 31, 2020
Finished goods	$201,810	$183,860
Raw materials and component parts	101,751	94,630
Work-in-process	52,418	44,403
	355,979	322,893
Obsolescence and other reserves	(47,287)	(41,315)
LIFO reserve	(4,715)	(4,545)
	$303,977	$277,033

Nordson Corporation
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	July 31, 2021	October 31, 2020
Land	$9,294	$8,816
Land improvements	4,796	4,611
Buildings	263,565	253,621
Machinery and equipment	487,514	464,171
Enterprise management system	51,201	56,103
Construction-in-progress	29,473	29,897
Leased property under capitalized leases	37,581	32,590
	883,424	849,809
Accumulated depreciation and amortization	(525,216)	(491,191)
	$358,208	$358,618
Depreciation expense was $14,216 and $11,923 for the three months ended July 31, 2021 and 2020, respectively. Depreciation expense was $39,855 and $36,754 for the nine months ended July 31, 2021 and 2020, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the nine months ended July 31, 2021 by operating segment were as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2020	$415,862	$1,297,492	$1,713,354
Currency effect	2,096	3,115	5,211
Balance at July 31, 2021	$417,958	$1,300,607	$1,718,565

Information regarding our intangible assets subject to amortization was as follows:

	July 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$485,876	$220,029	$265,847
Patent/technology costs	155,146	87,070	68,076
Trade name	74,568	38,732	35,836
Non-compete agreements	9,971	9,026	945
Other	1,393	1,391	2
Total	$726,954	$356,248	$370,706

	October 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,568	$193,617	$289,951
Patent/technology costs	153,555	76,934	76,621
Trade name	74,240	34,693	39,547
Non-compete agreements	9,908	8,444	1,464
Other	1,403	1,400	3
Total	$722,674	$315,088	$407,586
Amortization expense for the three months ended July 31, 2021 and 2020 was $12,681 and $16,577, respectively. Amortization expense for the nine months ended July 31, 2021 and 2020 was $38,378 and $47,410, respectively.

Nordson Corporation
Pension and other postretirement plans
The components of net periodic pension cost for the three and nine months ended July 31, 2021 and 2020 were:

	U.S.		International
Three Months Ended	2021	2020	2021	2020
Service cost	$5,511	$5,146	$462	$519
Interest cost	3,414	3,970	201	256
Expected return on plan assets	(7,124)	(6,165)	(395)	(313)
Amortization of prior service credit	(7)	(21)	(81)	(72)
Amortization of net actuarial loss	3,643	3,510	572	739
Settlement loss	303	2,508	—	—
Total benefit cost	$5,740	$8,948	$759	$1,129

	U.S.		International
Nine Months Ended	2021	2020	2021	2020
Service cost	$16,999	$15,439	$1,642	$1,550
Interest cost	10,248	11,913	671	769
Expected return on plan assets	(21,212)	(18,499)	(1,217)	(948)
Amortization of prior service credit	(48)	(63)	(246)	(214)
Amortization of net actuarial loss	11,259	10,529	2,373	2,201
Settlement loss	2,321	2,508	—	—
Total benefit cost	$19,567	$21,827	$3,223	$3,358
Contributions to the defined benefit pension plans are expected to be approximately $98,000 for fiscal year 2021, which includes additional cash contributions totaling $50,000 made in the second and third quarters of 2021, to move the domestic plans closer to full funding.
The components of net periodic pension cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.
The components of other postretirement benefit costs for the three and nine months ended July 31, 2021 and 2020 were:

	U.S.		International
Three Months Ended	2021	2020	2021	2020
Service cost	$191	$187	$4	$4
Interest cost	444	657	3	3
Amortization of prior service credit	—	(5)	—	—
Amortization of net actuarial (gain) loss	334	380	(11)	(9)
Total benefit cost (income)	$969	$1,219	$(4)	$(2)

	U.S.		International
Nine Months Ended	2021	2020	2021	2020
Service cost	$584	$520	$11	$11
Interest cost	1,354	1,830	9	10
Amortization of prior service credit	—	(13)	—	—
Amortization of net actuarial (gain) loss	1,019	1,057	(30)	(27)
Total benefit cost (income)	$2,957	$3,394	$(10)	$(6)

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three and nine months ended July 31, 2021 was 21.2% and 20.8%, respectively. The effective tax rate for the three and nine months ended July 31, 2020 was 8.9% and 16.0%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $570 and $3,165 for the three and nine months ended July 31, 2021, respectively. Our income tax provision included a similar discrete tax benefit of $11,373 and $14,048 for the three and nine months ended July 31, 2020, respectively.
During the three months ended July 31, 2020, we recorded a favorable adjustment to unrecognized tax benefits of $443. In addition, during the three months ended July 31, 2020, there was an increase of $5,664 in unrecognized tax benefits and, if recognized, the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet.
Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2020	$(40,422)	$(185,696)	$(226,118)
Amortization of prior service costs and net actuarial losses, net of tax of ($4,670)	—	15,181	15,181
Foreign currency translation adjustments	18,142	—	18,142
Balance at July 31, 2021	$(22,280)	$(170,515)	$(192,795)
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan. As of July 31, 2021, a total of 2,239 common shares were available to be granted.
Stock Options
Stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted.  In the event of disability or death, all unvested stock options granted within 12 months prior to termination (or at any time prior to December 28, 2017) fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances.  The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date.  Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,714 and $5,515 for the three and nine months ended July 31, 2021, respectively, compared to $2,385 and $7,648 for the three and nine months ended July 31, 2020, respectively.

Nordson Corporation
The following table summarizes activity related to stock options for the nine months ended July 31, 2021:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2020	1,487	$122.45
Granted	93	201.43
Exercised	(221)	109.69
Forfeited or expired	(38)	151.40
Outstanding at July 31, 2021	1,321	$129.29	$127,963	6.2 years
Expected to vest	568	$155.60	$40,072	7.6 years
Exercisable at July 31, 2021	748	$109.14	$87,554	5.2 years
As of July 31, 2021, there was $9,707 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.2 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended	July 31, 2021			July 31, 2020
Expected volatility	30.8%	-	32.6%	24.5%	-	30.5%
Expected dividend yield	0.83%	-	0.85%	0.87%	-	1.16%
Risk-free interest rate	0.43%	-	0.77%	0.44%	-	1.69%
Expected life of the option (in years)	5.3	-	6.2	5.3	-	6.3
The weighted-average expected volatility used to value the 2021 and 2020 options was 31.0% and 25.4%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2021 and 2020 was $56.02 and $38.57, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2021 and 2020 was $4,441 and $39,811, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2021 and 2020 was $21,570 and $58,758, respectively.
Cash received from the exercise of stock options for the nine months ended July 31, 2021 and 2020 was $24,136 and $46,304, respectively.
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
The following table summarizes activity related to restricted shares during the nine months ended July 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2020	58	$148.75
Granted	—	—
Forfeited	(3)	148.13
Vested	(33)	141.32
Restricted shares at July 31, 2021	22	$160.31
As of July 31, 2021, there was $2,089 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.8 years. The amount charged to expense related to restricted shares during the three months ended July 31, 2021 and 2020 was $346 and $734, respectively, which included common share dividends of $5 and $21, respectively. For the nine months ended July 31, 2021 and 2020, the amounts charged to expense related to restricted shares were $1,811 and $2,995, respectively, which included common share dividends of $36 and $64, respectively.
The following table summarizes activity related to restricted share units during the nine months ended July 31, 2021:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2020	—	$—
Granted	87	202.26
Forfeited	(12)	201.96
Vested	(1)	201.50
Restricted share units at July 31, 2021	74	$202.31
As of July 31, 2021, there was $10,398 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of one year. The amount charged to expense related to restricted share units during each of the three months ended July 31, 2021 and 2020 was $487 and $299, respectively, compared to $4,771 and $883 for the nine months ended July 31, 2021 and 2020, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards granted in 2021. The per share values were $202.05 for 2021 and $201.50 for 2020. During the three months ended July 31, 2021, $1,456 was charged to expense, and for the three months ended July 31, 2020, $552 was credited to expense. For the nine months ended July 31, 2021, $5,751 was charged to expense, and for the nine months ended July 31, 2020, $2,834 was credited to expense. The cumulative amount recorded in shareholders’ equity at July 31, 2021 was $5,588.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2021 and 2020 was $19 and $83, respectively, compared to $77 and $247 for the nine months ended July 31, 2021 and 2020, respectively.

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
The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2020	120	$60.81
Dividend equivalents	1	205.41
Distributions	(15)	62.26
Outstanding at July 31, 2021	106	$61.86
The amount charged to expense related to director deferred compensation for the three months ended July 31, 2021 and 2020 was $63 and $44, respectively, compared to $188 and $130 for the nine months ended July 31, 2021 and 2020, respectively.
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
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2021 and 2020:

	July 31, 2021	July 31, 2020
Beginning balance at October 31	$10,550	$11,006
Accruals for warranties	11,103	8,219
Warranty payments	(10,889)	(8,180)
Currency effect	153	221
Ending balance	$10,917	$11,266
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
Effective in the second quarter of 2020, we made changes to realign our management team and our operating segments, consolidating our former three operating segments into the two described above, which are reflected in our disclosures. Existing product lines were unchanged as part of this new structure. This realignment enables us to better serve global customers and markets, to more efficiently leverage technology synergies, to operate divisions of significant size in a consistent and focused way and to position ourselves for our next chapter of profitable growth. The revised operating segments better reflect how we manage the Company, allocate resources, and assess performance of the businesses.
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

Nordson Corporation
balloons and catheters are used to dispense or control fluids in production processes or within customers’ end products. This segment predominantly serves customers in the electronics, medical and related high-tech industrial markets.
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
July 31, 2021
Net external sales	$345,449	$301,409	$—	$646,858
Operating profit (loss)	123,829	80,769	(16,322)	188,276
July 31, 2020
Net external sales	$288,965	$249,216	$—	$538,181
Operating profit (loss)	74,744	49,952	(12,641)	112,055
Nine Months Ended
July 31, 2021
Net external sales	$932,640	$830,322	$—	$1,762,962
Operating profit (loss)	311,515	204,556	(52,379)	463,692
July 31, 2020
Net external sales	$835,038	$727,537	$—	$1,562,575
Operating profit (loss)	207,603	140,928	(36,354)	312,177
We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
United States	$201,531	$183,508	$589,771	$560,941
Americas	47,717	38,265	128,769	106,021
Europe	162,298	132,107	453,900	394,554
Japan	24,946	31,226	79,913	90,353
Asia Pacific	210,366	153,075	510,609	410,706
Total net external sales	$646,858	$538,181	$1,762,962	$1,562,575
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,758	$—	$3,758	$—
Total assets at fair value	$3,758	$—	$3,758	$—
Liabilities:
Deferred compensation plans (b)	$11,021	$—	$11,021	$—
Foreign currency forward contracts (a)	7,500	—	7,500	—
Total liabilities at fair value	$18,521	$—	$18,521	$—

Nordson Corporation

October 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,700	$—	$2,700	$—
Total assets at fair value	$2,700	$—	$2,700	$—
Liabilities:
Deferred compensation plans (b)	$12,304	$—	$12,304	$—
Foreign currency forward contracts (a)	5,937	—	5,937	—
Total liabilities at fair value	$18,241	$—	$18,241	$—
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

	July 31, 2021
	Carrying Amount	Fair Value
Long-term debt (including current portion), excluding unamortized debt issuance costs	$821,116	$874,105
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
For the three months ended July 31, 2021, we recognized a net loss of $1,714 on foreign currency forward contracts and a realized net gain of $1,202 from the change in fair value of balance sheet positions. For the three months ended July 31, 2020, we recognized a net gain of $17,255 on foreign currency forward contracts and a net loss of $20,809 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2021, we recognized a net loss of $505 on foreign currency forward contracts and a realized net loss of $3,544 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2020, we recognized a net gain of $13,096 on foreign currency forward contracts and a net loss of $13,658 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Prepaid expenses and other current assets and Accrued liabilities, respectively, in our Consolidated Balance Sheets.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2021 and 2020:

	Notional Amounts
July 31, 2021 contract amounts:	Sell	Buy
Euro	$118,988	$337,817
British pound	27,861	86,778
Japanese yen	15,939	43,281
Australian dollar	934	10,462
Hong Kong dollar	283	37,556
Singapore dollar	458	18,448
Others	22,374	93,079
Total	$186,837	$627,421

	Notional Amounts
July 31, 2020 contract amounts:	Sell	Buy
Euro	$108,856	$207,198
British pound	18,861	60,397
Japanese yen	15,815	32,009
Australian dollar	174	7,682
Hong Kong dollar	56,279	74,714
Singapore dollar	1,357	15,982
Others	4,412	59,921
Total	$205,754	$457,903
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and nine months ended July 31, 2021 and 2020, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	July 31, 2021	October 31, 2020
Notes payable	$742	$—
Senior notes, due 2022-2025	79,000	109,900
Senior notes, due 2022-2027	78,572	85,714
Senior notes, due 2023-2030	350,000	350,000
Term loan	—	255,000
Euro loan, due 2023	314,540	308,642
	822,854	1,109,256
Less current maturities and notes payable	31,385	38,043
Less unamortized debt issuance costs	1,738	3,261
Long-term maturities	$789,731	$1,067,952
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term, expiring in April 2024, and includes a $75,000 subfacility for swing-line loans. There was no outstanding balance at July 31, 2021. We were in compliance with all covenants at July 31, 2021, and the amount we could borrow under the facility was not limited by any debt covenants.
Senior notes, due 2022-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 2.20 years. The weighted-average interest rate at July 31, 2021 was 3.10 percent.

Nordson Corporation
Senior notes, due 2022-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 3.45 years. The weighted-average interest rate at July 31, 2021 was 3.08 percent.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 4.30 years. The weighted-average interest rate at July 31, 2021 was 3.90 percent.
Term loan —  In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. There was no outstanding balance at July 31, 2021, as it was fully repaid and terminated in the second quarter of 2021.
Euro loan, due 2023 — In March 2020 we amended, restated and extended the term of our existing euro term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at July 31, 2021 was 0.71% percent. We were in compliance with all covenants at July 31, 2021.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At July 31, 2021 and October 31, 2020, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $319 and $360, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate.  However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Subsequent Event
On August 24, 2021, we entered into an agreement to acquire NDC Technologies (NDC), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. The acquisition will expand our test and inspection platform and will be reported in our Advanced Technology Solutions segment. The all-cash transaction, the purchase price of which is subject to customary post-closing adjustments, is valued at $180,000 and will be funded using cash from operations and proceeds from borrowings. The acquisition is not expected to have a material impact on our consolidated financial statements.

Nordson Corporation
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Overview
Nordson Corporation is an innovative precision technology company that leverages a scalable growth framework to deliver top tier growth with leading margins and returns. The Company’s direct sales model and applications expertise serves global customers through a wide variety of critical applications. Its diverse end market exposure includes consumer non-durable, medical, electronics and industrial end markets. Founded in 1954 and headquartered in Westlake, Ohio, the Company has approximately 6,800 employees with operations and support offices in over 35 countries.
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
Results of Operations
Three months ended July 31, 2021
Worldwide sales for the three months ended July 31, 2021 were $646,858, an increase of 20.2% from sales of $538,181 for the comparable period of 2020. The increase consisted of a 20.2% increase in organic sales volume and a favorable effect from currency translation of 3.8%, which was offset by a net 3.8% decrease due to acquisitions and divestitures. The organic sales increase was driven by continued demand across all end markets, including a seasonal increase of quarterly shipments into the electronics end market.
Sales outside the United States accounted for 68.8% of our sales in the three months ended July 31, 2021 compared to 65.9% in the comparable period of 2020. On a geographic basis, sales in the United States were $201,531, an increase of 9.8% compared to 2020 consisting of a 15.7% increase in organic sales volume and a net 5.9% decrease from acquisitions and divestitures. In the Americas region, sales were $47,717, an increase of 24.7% from 2020, consisting of an organic sales volume increase of 22.0%, favorable currency effects of 5.0%, and a net decrease of 2.3% due to acquisitions and divestitures. In Europe, sales were $162,298, an increase of 22.9% from 2020, consisting of an organic sales volume increase of 17.5% and favorable currency effects of 7.5%, partially offset by a net 2.1% decrease due to acquisitions and divestitures. In Japan, which continues to manage

Nordson Corporation
pandemic-related impacts, sales were $24,946, a decrease of 20.1% from 2020, consisting of an organic sales volume decrease of 13.3%, a 4.8% decrease due to acquisitions and divestitures, and unfavorable currency effects of 2.0%. In the Asia Pacific region, sales were $210,366, an increase of 37.4% from 2020, consisting of an organic sales volume increase of 34.0% and favorable currency effects of 5.7%, partially offset by a net 2.3% decrease due to acquisitions and divestitures.
Cost of sales for the three months ended July 31, 2021 were $281,587, up from $257,373 in the comparable period of 2020. Gross profit, expressed as a percentage of sales, increased to 56.5% from 52.2% in the comparable period of 2020. The 4.3 percentage point increase in gross margin was primarily driven by favorable sales volume leverage, product mix, and the divestiture of the screws and barrel product line, which combined contributed 3.1 percentage points, plus the benefits of cost structure simplification actions.
Selling and administrative expenses for the three months ended July 31, 2021 were $176,995, up from $168,753 in the comparable period of 2020. The 4.9% increase was primarily driven by unfavorable currency translation effects of 2.7 percentage points plus increased variable incentive compensation, partially offset by reductions resulting from the divestiture and structural cost reduction actions taken in 2020.
Operating profit increased from $112,055 in the three months ended July 31, 2020 to $188,276 in the comparable period of 2021. Operating profit as a percentage of sales increased to 29.1% for the three months ended July 31, 2021 compared to 20.8% in the comparable period of 2020. The improved profitability was primarily driven by the 20.2% increase in organic sales volume and the product line divestiture, which combined contributed 6.0 percentage points, plus lower costs related to cost structure simplification actions which contributed an additional 1.2 percentage points.
Interest expense for the three months ended July 31, 2021 was $6,139, compared to $7,314 in the comparable period of 2020. The decrease was due to lower average debt levels compared to the prior year period. Other expense was $2,232 compared to $9,668 in the comparable period of 2020. Included in 2021 other expense were pension costs of $1,554 and $512 in foreign currency losses. Included in 2020 were pension costs of $5,326 and $3,554 of foreign currency losses.
Net income for the three months ended July 31, 2021 was $142,182, or $2.42 per diluted share, compared to $86,981, or $1.49 per diluted share, in the same period of 2020. This represents a 63.5% increase in net income, and a 62.4% increase in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $345,449 in the three months ended July 31, 2021, an increase of 19.5% from sales in the comparable period of 2020 of $288,965. The increase was the result of an organic sales volume increase of 22.4% and favorable currency effects that increased sales by 5.1%, partially offset by a divestiture impact of 8.0%. The organic sales volume increase was driven by continued demand in consumer non-durable and industrial end markets, particularly in China.
Operating profit as a percentage of sales increased to 35.8% for the three months ended July 31, 2021 compared to 25.9% in the comparable period of 2020. The 9.9 percentage point improvement in operating margin was primarily due to favorable absorption and the organic sales volume increase of 22.4% which contributed 5.6 percentage points, plus favorable sales mix primarily due to the divestiture which combined to contribute an additional 4.3 percentage points.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $301,409 in the three months ended July 31, 2021, an increase of 20.9% from sales in the comparable period of 2020 of $249,216. The increase was the result of organic sales volume increase of 17.8%, favorable currency effects of 2.3% and a 0.8% increase from acquisitions. Sales demand was strong in all product lines including those serving electronics and medical end markets, with the Americas and China leading the growth from a regional perspective.
Operating profit as a percentage of sales increased to 26.8% for the three months ended July 31, 2021 compared to 20.0% in the comparable period of 2020. The 6.8 percentage point improvement in operating margin was primarily due to favorable selling and administrative expense leverage related to the 17.8% organic sales volume increase, and favorable product mix, which contributed 4.1 percentage points, plus lower costs related to cost structure simplification actions and acquisitions which contributed an additional 1.9 percentage points.
Nine months ended July 31, 2021
Worldwide sales for the nine months ended July 31, 2021 were $1,762,962, an increase of 12.8% from sales of $1,562,575 for the comparable period of 2020. The increase consisted of a 11.6% increase in organic sales volume and a favorable effect from currency translation of 3.4%, partially offset by a net 2.2% decrease due to acquisitions and divestitures. Strength in consumer non-durable and industrial end markets were the primary drivers of the growth.

Nordson Corporation
Sales outside the United States accounted for 66.5% of our sales in the nine months ended July 31, 2021 compared to 64.1% in the comparable period of 2020. On a geographic basis, sales in the United States were $589,771, an increase of 5.1% compared to 2020, consisting of an 8.5% increase in organic sales volume, partially offset by a net 3.4% decrease from acquisitions and divestitures. In the Americas region, sales were $128,769, an increase of 21.5% from 2020, consisting of an organic sales volume increase of 16.8%, a net increase of 3.2% due to acquisitions and divestitures, and favorable currency effects of 1.5%. In Europe, sales were $453,900, an increase of 15.0% from the comparable period of 2020, consisting of organic sales volume increase of 9.2% and favorable currency effects of 7.7%, partially offset by a net 1.9% decrease from acquisitions and divestitures. In Japan, sales were $79,913, a decrease of 11.6% from the comparable period of 2020, consisting of an organic sales volume decrease of 9.0% and a net 3.6% decrease due to acquisitions and divestitures, partially offset by favorable currency effects of 1.0%. In the Asia Pacific region, sales were $510,609, an increase of 24.3% from 2020, consisting of an organic sales volume increase of 21.1% and favorable currency effects of 4.9%, partially offset by a net 1.7% decrease from acquisitions and divestitures.
Cost of sales for the nine months ended July 31, 2021 were $770,032, up from $728,975 in the comparable period of 2020. Gross profit, expressed as a percentage of sales, increased to 56.3% from 53.3% in the comparable period of 2020. The 3.0 percentage point increase in gross margin was driven by a favorable product mix impact, principally driven by a divestiture, of 2.1 percentage points and favorable sales volume leverage.
Selling and administrative expenses for the nine months ended July 31, 2021 were $529,238, up from $521,423 in the comparable period of 2020. The 1.5% increase was primarily driven by unfavorable currency translation effects of 2.7 percentage points plus increased variable incentive compensation, partially offset by reductions resulting from a divestiture and structural cost reduction actions taken in 2020.
Operating profit increased from $312,177 in the nine months ended July 31, 2020 to $463,692 in the comparable period of 2021. Operating profit as a percentage of sales increased to 26.3% for the nine months ended July 31, 2021 compared to 20.0% in the comparable period of 2020. The 6.3% increase in operating margin was driven by the 11.6% organic sales volume increase and the favorable sales mix from a divestiture, plus relatively flat selling and administrative spending.
Interest expense for the nine months ended July 31, 2021 was $20,210, compared to $25,348 in the comparable period of 2020. The decrease was due to lower average debt levels and lower variable interest rates compared to the prior year period. Other expense was $10,736 compared to $12,943 in the comparable period of 2020. Included in 2021 other expense were pension costs of $6,529 and $4,049 in foreign currency losses. Included in 2020 were pension costs of $10,941 and $562 of foreign currency loss.
Net income for the nine months ended July 31, 2021 was $343,908, or $5.86 per diluted share, compared to $231,064, or $3.96 per diluted share, in the same period of 2020. This represents a 48.8% increase in net income, and a 48.0% increase in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $932,640 in the nine months ended July 31, 2021, an increase of 11.7% from sales in the comparable period of 2020 of $835,038. The increase was the result of an increase of 13.0% in organic sales volume and favorable currency effects that increased sales by 4.5%, partially offset by a decrease of 5.8% due to a divestiture. Growth occurred in all regions except for Japan.
Operating profit as a percentage of sales increased to 33.4% for the nine months ended July 31, 2021 compared to 24.9% in the comparable period of 2020. Of the 8.5 percentage point improvement in operating margin, favorable absorption due to higher sales volume and the favorable sales mix primarily due to a divestiture combined for a 4.1 percentage point expansion in gross profit, plus selling and administrative expense reductions contributed an additional 4.4 percentage points.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $830,322 in the nine months ended July 31, 2021, an increase of 14.1% from sales in the comparable period of 2020 of $727,537. The increase was the result of an organic sales volume increase of 10.0%, favorable currency effects that increased sales by 2.3%, and a 1.8% increase from acquisitions. Sales growth occurred in all product lines, in particular test and inspection and fluid dispense product lines.
Operating profit as a percentage of sales increased to 24.6% for the nine months ended July 31, 2021 compared to 19.4% in the comparable period of 2020. The 5.2 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage which contributed 3.5 percentage points and was associated with the sales volume growth and cost structure simplification actions taken in 2020.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and

Nordson Corporation
regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and nine months ended July 31, 2021 was 21.2% and 20.8%, respectively, compared to 8.9% and 16.0%, respectively, for the comparable periods a year ago.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $570 and $3,165 for the three and nine months ended July 31, 2021, respectively, compared to $11,373 and $14,048 in the comparable periods of 2020, respectively.
During the three months ended July 31, 2020, we recorded a favorable adjustment to unrecognized tax benefits of $443. In addition, during the three months ended July 31, 2020, there was an increase of $5,664 in unrecognized tax benefits and, if recognized, the gross unrecognized tax benefits would be offset against assets currently recorded in the Consolidated Balance Sheet.
Foreign Currency Effects
In the aggregate, average exchange rates for 2021 used to translate international sales and operating results into U.S. dollars were generally favorable compared with average exchange rates existing during 2020, particularly due to a strengthening euro and Chinese yuan. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2021 were translated at exchange rates in effect during the same period of 2020, sales would have been approximately $19,500 lower while costs of sales and selling and administrative expenses would have been approximately $8,200 lower. If transactions for the nine months ended July 31, 2021 were translated at exchange rates in effect during the same period of 2020, sales would have been approximately $52,000 lower while costs of sales and selling and administrative expenses would have been approximately $24,400 lower.
Financial Condition
Liquidity and Capital Resources
During the nine months ended July 31, 2021, cash and cash equivalents decreased $34,058. Cash provided by operations during this period was $375,456 compared to $309,958 for the nine months ended July 31, 2020. This increase was primarily due to higher net income. Changes in operating assets and liabilities increased cash by $12,565 and $2,455 in the nine months ended July 31, 2021 and July 31, 2020, respectively. Cash of $82,604 and $24,657 was used to fund pension and post retirement obligations in the nine months ended July 31, 2021 and July 31, 2020, respectively.
Cash used in investing activities was $22,997 for the nine months ended July 31, 2021, compared to $163,192 used in the comparable period of 2020, which included capital expenditures of $28,073 and $36,096 for the same periods, respectively. During the nine months ended July 31, 2020, cash of $125,260 was used for the Fluortek acquisition.
Cash used in financing activities was $388,126 for the nine months ended July 31, 2021, compared to $75,404 used in the comparable period of 2020. Net repayments of long-term debt were $292,290 in the nine months ended July 31, 2021, compared to net proceeds of $1,740 for the comparable period of 2020. In the nine months ended July 31, 2021, cash of $68,021 was used for dividend payments and cash of $46,840 was used for the purchase of treasury shares, compared to $65,737 and $51,897, respectively, in the comparable period of 2020. Issuance of common shares related to employee benefit plans generated $24,136 during the nine months ended July 31, 2021 compared to $46,304 in the comparable period of 2020.
The following is a summary of significant changes in balance sheet captions from October 31, 2020 to July 31, 2021. The decrease of $83,072 in pension obligations was primarily due to pension contributions during the second and third quarters of 2021. Long-term debt decreased $278,221 primarily due to the full repayment of our term loan due 2024.
We believe the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2021. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company. We were in compliance with all debt covenants at July 31, 2021. Refer to our Long-term debt footnote for additional details regarding our debt outstanding.

Nordson Corporation
Outlook
Backlog entering the fourth quarter of fiscal year 2021 is approximately $700 million, or 70% above the prior year. Customer order patterns have clearly changed in terms of both volume and extended shipment request dates during this dynamic environment. Based on the continued strength in backlog, the Company is increasing its full-year revenue and earnings guidance.
The Company expects full year sales growth in fiscal 2021 to be approximately 11% to 12% over fiscal year 2020, inclusive of a 3% headwind from the second quarter 2021 divestiture of the screws and barrels product line. Additionally, the Company is now forecasting full year 2021 earnings per diluted share in the range of $7.75 to $7.95. The increased guidance midpoint represents a strong second half of 2021 with year-over-year sales growth of 14% and earnings growth of 47%. The Company is expecting to enter fiscal 2022 with a backlog approximately 70% greater than the the prior year.
Safe Harbor Statements Under The Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly the “Management’s Discussion and Analysis”, contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995.  Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the U.S. and global economies.  Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates”, “supports”, “plans”, “projects”, “expects”, “believes”, “should”, “would”, “could”, “hope”, “forecast”, “management is of the opinion”, use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the acquisition of NDC; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the current coronavirus (COVID-19) pandemic.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2021. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2021 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2021:

(in whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2021 to May 31, 2021	26,749	$206.38	26,645	$416,809
June 1, 2021 to June 30, 2021	24,877	$220.99	24,877	$411,311
July 1, 2021 to July 31, 2021	25,098	$221.04	23,722	$406,064
Total	76,724		75,244
(1)Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2)In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $406,064 of the total $1,000,000 authorized remained available for share repurchases at July 31, 2021. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

Nordson Corporation

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2021 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2021 and 2020, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at July 31, 2021 and October 31, 2020, (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 31, 2021	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)