Form 10-K
period 2021-10-31
NORDSON CORP
filed 2021-12-17
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2021 was approximately $12,262,663,905.
There were 58,176,606 Common Shares outstanding as of November 30, 2021.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2022 Annual Meeting - Part III of the Form 10-K

Nordson Corporation 2

Nordson Corporation 3

PART I
NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this annual report, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands unless otherwise indicated. Unless the context otherwise indicates, all references to “we,” “us,” “our,” or the “Company” mean Nordson Corporation.
Unless otherwise noted, all references to years relate to our fiscal year ending October 31.
Item 1.  Business
General Description of Business
Nordson is an innovative precision technology company that leverages a scalable growth framework to deliver top tier growth with leading margins and returns. We engineer, manufacture and market differentiated products and systems used for precision dispensing, applying and controlling of adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces and various medical products such as: catheters, cannulae, medical balloons and medical tubing.. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing.
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 67 percent of our revenues were generated outside the United States in 2021.
We have 6,813 employees worldwide. Principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands, and the United Kingdom.
COVID-19 Pandemic Update
In December 2019, a novel strain of coronavirus ("COVID-19") emerged and has since spread to other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 as a pandemic (the "COVID-19 pandemic"). The COVID-19 pandemic, including multiple variants, has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business interruptions and other measures.
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
We continue to actively monitor the rapidly evolving circumstances and impact of the COVID-19 pandemic, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain and will depend largely on future developments related to the COVID-19 pandemic, including infection rates increasing or returning in various geographic areas, variations of COVID-19, the ultimate duration of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. These developments are constantly evolving and cannot be accurately predicted. See Part I, Item 1A, “Risk Factors” in this report.
New Secretary and General Counsel
On October 12, 2021, we announced that Jennifer McDonough had been named Executive Vice President, General Counsel and Secretary, effective November 1, 2021. Ms. McDonough succeeded Gina Beredo, who left the Company to pursue a new opportunity.
Nordson Corporation 4

Corporate Purpose and Goals
We strive to be a vital, self-renewing, worldwide organization that, within the framework of ethical behavior and enlightened citizenship, grows and produces wealth for our customers, employees, shareholders, and communities.
We operate for the purpose of creating balanced, long-term benefits for all of our constituencies.
We focus on long-term growth and returns. Each quarter, we may not produce increased sales, net income, or earnings per share, or exceed the comparative prior year's quarter. When short-term swings occur, we do not intend to alter our foundational objectives in efforts to mitigate the impact of these temporary occurrences.
In 2021, we launched the Ascend strategy, which is designed to deliver top tier revenue growth with attractive margins and returns. Ascend is driven by three interconnected pillars: the NBS (Nordson Business System) Next growth framework; Owner Mindset, our division-led organizational structure; and Winning Teams, our talent strategy. These three pillars are built upon the foundation of what makes Nordson special: our culture and our values.
The NBS Next growth framework, the heart of the Ascend strategy, uses data-based segmentation to identify our greatest opportunities for profitable growth and ensure we are investing our resources disproportionately in those areas. Using data in a consistent and disciplined way, leaders across the Company are defining their strategic business priorities.
We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies, and by leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that have differentiated precision technology based product portfolio, serve attractive high-growth end-markets applications and have a customer-centric business model. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors with new customers and expand the scope of the solutions we can offer to our customers.
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
We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives.
We are an equal opportunity employer.
At Nordson, we have a long and proud history of investing in the communities where we live and work. We are committed to contributing approximately five percent of domestic pretax earnings to human welfare services, education and other charitable activities, particularly in communities where we have significant operations. Through the Nordson Corporation Foundation (the “Foundation”), we give back by providing grants to nonprofits in communities where we have facilities employing more than 100 people. In recent years, we have extended our reach internationally, with giving programs in 11 international locations. Since 1989, we have donated more than $135 million to communities where we live and work. In addition, our employees volunteered more than 106,000 hours through our Time ‘N Talent program.
Principal Products and Uses
We engineer, manufacture and market differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, medical components, and other fluids, to test and inspect for quality, and to treat and cure surfaces. Our precision technology can be found in manufacturing facilities around the world producing a wide range of goods for consumer durable, consumer non-durable and technology end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.
We market our products globally, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials. We serve a broad customer base, both in terms of industries and geographic regions. In 2021, no single customer accounted for ten percent or more of sales.

Nordson Corporation 5

The following is a summary of the product lines and markets served by our operating segments:
Industrial Precision Solutions
This segment delivers proprietary dispensing and processing technology to diverse end markets. Product line specific solutions reduce material consumption, increase line efficiency and enhance product brand and appearance. Technologies are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.
•Industrial Coatings – Automated and manual dispensing products and systems for cold materials, container coating, liquid finishing and powder coating, as well as ultraviolet equipment used primarily in curing and drying operations. Key strategic markets include beverage containers and food cans, electric battery, appliances, automotive, building and construction, composites, electronics and medical.
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
•Polymer Processing – Components and systems used in the thermoplastic and biopolymer melt stream in extrusion, injection molding, compounding, polymerization and recycling processes. Key strategic markets include flexible packaging, electronics, medical, building and construction, transportation and aerospace, and general consumer goods.
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
•Fluid Management – Precision manual and semi-automated dispensers, minimally invasive interventional delivery devices, and highly engineered single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing, balloons, and catheters. Products are used within medical equipment and related surgical procedures, in critical industrial production processes and for applying and controlling the flow of adhesives, sealants, lubricants, and biomaterials. Key strategic markets include medical, consumer goods, electronics, and industrial assembly.
•Test and Inspection – Bond testing and automated optical, acoustic microscopy and x-ray inspection systems used in the semiconductor and printed circuit board industries. Key strategic markets include mobile phones, tablets, personal computers, wearable technology, liquid crystal displays, micro hard drives, microprocessors, printed circuit boards, flexible circuits, micro mechanical systems and semiconductor packaging.
Manufacturing, Raw Materials and Other Resources
Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, Rhode Island, Tennessee and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands and the United Kingdom.
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
Though the COVID-19 pandemic has disrupted the global supply chain, we have not experienced significant supply disruption from third-party component suppliers. However, we have faced and continue to face some supply chain constraints primarily related to logistics, including higher freight rates, and obtaining select manufacturing components. In addition, shipments between countries have been impacted and we have experienced delays due to a variety of factors related to supply chain disruption.
Intellectual Property
We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets, and contractual provisions to protect our intellectual property. Our worldwide intellectual property portfolio is strengthened through innovation and brand recognition, and a comprehensive approach for protection and enforcement. We enter into confidentiality and intellectual property agreements with our employees that require them to disclose any inventions created in the scope of employment, convey all rights to those inventions to us, and restrict the distribution of proprietary information. Risk factors associated with our intellectual property are discussed in Item 1A, "Risk Factors".
We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our rights to sell our products both domestically and internationally. Although in the aggregate, our global portfolio of more than 2,100 granted and pending patents and more than 1,000 trademarks are valuable assets that are important to our operations, we believe that our competitive advantage is also largely attributable to the technical, marketing, and sales competence and capabilities of our employees, rather than on any individual patent or trademark. Therefore, we do not consider the expiration or loss of any single patent, trademark, or intellectual property right, to be material to our business as a whole.
Seasonal Variation in Business
Historically, the highest volume of sales occurs in the second half of the year due in large part to the timing of customers’ capital spending programs. Accordingly, first quarter sales volume is typically the lowest of the year due to timing of customers’ capital spending programs and customer holiday shutdowns. However, COVID-19, supply chain disruptions related to COVID-19 and other unusual events have impacted this historical trend to a degree.
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
Competitive Conditions
We operate in a competitive global marketplace and compete with many large, well-established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition and economic conditions in the U.S. and abroad, as well as fluctuations in currency exchange rates. Our equipment is sold in competition with a wide variety of alternative bonding, sealing, finishing, coating, processing, testing, inspecting and fluid control techniques. Potential uses for our equipment include any production processes
Nordson Corporation 7

that require preparation, modification or curing of surfaces; dispensing, application, processing or control of fluids and materials; or testing and inspecting for quality.
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
Compliance with Governmental Regulations
As a U.S. public company that supports manufacturing, designing and servicing highly complex products in regulated environments, our global operations are subject to a variety of laws, regulations and compliance obligations. We have robust internal controls, quality management systems, and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits and risk assessments, as well as an ethics helpline reporting system.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation ("GDPR"), the Brazilian General Data Protection Law, and the California Consumer Privacy Act of 2018 ("CCPA"), and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2021 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot ensure that material environmental liabilities may not arise in the future.
For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
Human Capital Resources
Employee Profile
As of October 31, 2021, we had 6,813 full-time and part-time employees, including 141 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 12, 2022.

Nordson Corporation 8

Health and Safety
In 2021, our employees’ health and safety remained our highest priority, especially as we continued to operate through the ever-present COVID-19 pandemic. We manufacture products deemed essential to critical infrastructure industries, including health and safety, food and agriculture, and energy, and as a result, all of our production sites have continued to operate during the pandemic. Continuing the best practices that we adopted in 2020, we maintained a safe work environment for our employees by staying true to the recommendations of the World Health Organization, the U.S. Centers for Disease Control and Prevention, and local governments, including taking actions such as:
•Increasing hygiene, cleaning and sanitizing procedures at all locations;
•Providing personal protective equipment, such as masks, available to employees;
•Limiting travel and encouraged quarantine upon return;
•Maintaining our COVID-leave policy encouraging employees to take time off for illness or caretaking while maintaining steady wages;
•Enforcing strict protocols and screening for outside guests; and
•Updating our coronavirus intranet site as a central resource for up-to-date and accurate information.
As the year progressed, different regions of the world experienced lower level of community spread. We began slowly reintegrating our employees, who had been working from home, into the office. As vaccines have become more available, we continue to actively encourage our global employees to be vaccinated as the best defense against the COVID-19 virus. We continue to be vigilant and adjust our guidelines based upon local data. Our focus on employee health and safety has allowed us to successfully meet the evolving needs of our customers during this unique and dynamic period.
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
In the U.S., we match contributions to a tax-qualified defined contribution retirement savings plan (the “Savings Plan”) for all eligible employees, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach 6% of her or his base compensation. In addition, non-union new hires and re-hires as of July 1, 2021 are eligible for an additional enhanced 401(k) contribution of 3% eligible earnings. All contributions by employees into the Savings Plan are fully vested immediately. Company contributions, both the match and enhanced contribution, have a three-year graded vesting schedule and vest at 33 1/3% each year until fully vested after three years of employment. We also maintain a non-qualified, unfunded, and unsecured deferred compensation plan for the benefit of eligible management employees whose benefits under the Savings Plan are limited by the benefit restrictions of Section 415 of the Internal Revenue Code. In addition, non-union employees hired prior to July 1, 2021 are eligible to participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Salaried Pension Plan”). The Salaried Pension Plan is designed to work together with social security benefits to provide employees with up to 30 years of service retirement income replacement that is approximately 55% of eligible compensation, subject to the Internal Revenue Code maximum monthly benefit. Participants fully vest in the Salaried Pension Plan after five years of service. All eligible union employees hired prior to November 1, 2004 participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Hourly Pension Plan”). The Hourly Pension Plan provides a multiplier for each year of service to supplement employees’ retirement income. We also maintain a supplemental retirement benefit restoration plan (“Excess Defined Benefit Pension Plan”), which is an unfunded, non-qualified plan that is designed to provide retirement benefits to U.S.-based eligible participants hired prior to July 1, 2021, as a replacement for retirement benefits limited by regulations under the Internal Revenue Code.
Together, the Salaried Pension Plan and Excess Defined Benefit Pension Plan are intended to provide executive officers, hired prior to July 1, 2021, with retirement income at a level equivalent to that provided to other employees under the Salaried Pension Plan.
We also provide service awards which show appreciation and thanks to longstanding employees with five or more years of service. Service milestones are recognized at each five-year increment by presentation of a digital and/or printed certificate with an invitation to select a recognition award via an online catalog.

Nordson Corporation 9

Talent
Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our business, products, and customers, while adding new employees and ideas in support of our continuous improvement mindset. We believe that our average tenure across the globe – 10 years as of the end of 2021 – reflects the strong engagement of our employees and is reflective of our positive workplace culture. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.
Talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored for critical roles to ensure progress is made along the established timelines. Development plans also intersect with our mission, particularly as we strive to be responsible to our communities.
One of our core values—Respect for People—reflects the behavior we strive to include in every aspect of the way we conduct business. Our inclusion and diversity initiatives support our goal that everyone throughout the Company is engaged in creating an inclusive workplace, and we work to build diverse talent pools as part of our recruitment efforts. We strive to promote inclusion through “Inclusive Leadership” and unconscious bias training across the Company. With the support of our board of directors, we continue to drive our diversity and inclusion initiatives.
Available Information
Our annual report (Form 10-K), quarterly reports (Form 10-Q) and current reports (Form 8-K) and amendments to those reports filed or furnished with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at https://investors.nordson.com as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145. The contents of our website are not incorporated by reference herein and are not deemed to be a part of this report.
Item 1A.  Risk Factors
In an enterprise as diverse as ours, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that could materially and adversely affect our business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. Additional risks factors may exist that are not presently known by the Company or that are currently deemed immaterial may also be present.
Risks Related to the COVID-19 pandemic
The COVID-19 pandemic has negatively disrupted our ability to operate, results of operations, financial condition, liquidity and capital investments, and may continue to have a negative impact, which could be material.
In March 2020, the World Health Organization categorized the COVID-19 pandemic outbreak as a pandemic, and the President of the United States declared the COVID-19 pandemic outbreak a national emergency. COVID-19 continues to spread in the United States and other countries across the world, and the ultimate duration and severity of its effects are currently unknown. Governments around the world have implemented various measures during this pandemic to help control the spread of the virus, including quarantines, social distancing protocols, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have utilized fiscal and monetary stimulus measures to attempt to counteract the impacts of the COVID-19 pandemic.
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
Nordson Corporation 10

Governments around the world have implemented fiscal stimulus measures to counteract the effects of the COVID-19 pandemic. The magnitude and overall effectiveness of these actions remain uncertain. The full extent to which the COVID-19 pandemic will impact our business going forward will depend on future developments that are highly uncertain and cannot be accurately predicted, including, but not limited to, the duration and severity of the COVID-19 pandemic, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, the widespread distribution and acceptance of an effective vaccine, and the extent and severity of the impact on our customers, operations, and suppliers, all of which are uncertain and cannot be predicted. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand.
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
In 2021, approximately 33 percent of our revenue was generated in the United States, while approximately 67 percent was generated outside the United States. The COVID-19 pandemic and related preventative and mitigation measures implemented by governments around the world have to date negatively impacted the global economy and created significant volatility and disruption of financial markets.
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
Any significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets. We cannot predict the strength or duration of any economic slowdown and instability or the timing of any recovery.
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
A significant portion of our consolidated revenues in 2021 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business
Nordson Corporation 11

have caused and will continue to cause foreign currency transaction and translation gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where available, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, uncertainty surrounding the impact of the COVID-19 pandemic and the effects of the departure of the United Kingdom from the European Union ("Brexit") have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the United States dollar against the foreign currencies in which we conduct business. Future adverse consequences arising from the COVID-19 pandemic and Brexit may include continued volatility in exchange rates. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
Risks Related to Our Business and Operations
A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our operations.
While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocation to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels, including as a result of inflation. While we generally attempt to pass along higher raw material, part and component costs to our customers in the form of price increases, there historically has been a delay between an increase in our raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. Shortages in raw materials or our inability to pass along price increases could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.
In addition, our facilities, supply chains, distribution systems, and products may be impacted by natural or man-made disruptions, including armed conflict, demand surges, damaging weather or other acts of nature, pandemics or other public health crises. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, or our distribution system could significantly disrupt our operations, delay production and shipments, impact our relationships and reputation with customers, suppliers, employees and others, result in lost sales, or result in legal exposure and large remediation or other expenses, which could adversely affect our business, financial condition, results of operations and cash flows.
Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
The COVID-19 pandemic has created labor force disruptions impacting factory production and other operations. Our success will continue to depend to a significant extent on the continued service of our executive management team and the ability to recruit, hire and retain other key management personnel, including factory production workers and other staff, to support our growth and operational initiatives and replace those who retire or resign. Failure to retain our leadership team and workforce and to attract and retain other important management and technical personnel could place a constraint on our global growth and operational initiatives, possibly resulting in inefficient and ineffective management and operations, which would likely harm our revenues, operations and product development efforts and eventually result in a decrease in profitability.
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
Nordson Corporation 12

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
•risks of political or economic instability;
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
Increased information technology ("IT") security threats and more sophisticated and targeted cyber crime could pose a risk to our systems, networks, products, solutions and services.
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
Nordson Corporation 13

criminal attack, unauthorized parties may gain access to personal information in our possession and we may not be able to identify any such incident in a timely manner.
The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the U.S., Europe and elsewhere (including but not limited to the European Union’s GDPR, the Brazilian General Data Protection Law and the CCPA, are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.
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

Nordson Corporation 14

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
Nordson Corporation 15

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
The level of returns on pension plan assets, changes in the actuarial assumptions used, and management of pension liabilities could adversely affect us.
Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements may also be affected by our actual return on plan assets and by legislation and other government regulatory actions. Changes in assumptions, laws or regulations, and how the Company manages pension liabilities could lead to variability in financial results and could have a material adverse impact on liquidity.
Our global operations are subject to increasingly complex environmental regulatory requirements.
We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions, waste management and climate change. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of or conditions caused by prior operators, predecessors or third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, there can be no assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.
Changes in environmental laws or regulations could result in higher expenses and payments, and uncertainty relating to environmental laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw material costs. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.
Nordson Corporation 16

It is our policy to apply strict standards for environmental protection to all of our operations inside and outside of the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be prohibited from entering certain jurisdictions, if we were to violate or become liable under environmental laws, if our products become non-compliant with environmental laws or if we were to undertake environmental protection actions voluntarily.
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
Any period of interest rate increases may adversely affect our profitability. At October 31, 2021, we had $815,897 of total debt and notes payable outstanding, of which 38 percent was priced at interest rates that float with the market. A one percentage point increase in the interest rate on the floating rate debt in 2020 would have resulted in approximately $3,982 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Additionally, the interest rates on some of our debt is tied to LIBOR. In July 2017, the head of the United Kingdom’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by June 2023. The uncertainty regarding the transition from LIBOR to another benchmark rate or rates could have adverse impacts on our available debt that currently uses LIBOR as a benchmark rate, and ultimately, adversely affect our financial condition and results of operations.

Nordson Corporation 17

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
While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions, including any that may be caused by global climate change, such as hurricanes or tornadoes, as well as major earthquakes, wildfires and other natural disasters, as well as cyberterrorism, in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, and delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.
Item 1B.  Unresolved Staff Comments
None.
Nordson Corporation 18

Item 2.  Properties
Our principal owned and leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of October 31, 2021 were as follows:

Location	Description of Property	Approximate Square Feet

United States
Amherst, Ohio [1,2]	A manufacturing, laboratory and office complex	521,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	212,000
Carlsbad, California [2]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	145,000
Swainsboro, Georgia [1]	A manufacturing building	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Robbinsville, New Jersey [2]	A manufacturing, warehouse and office building (leased)	88,000
Salem, New Hampshire [2]	Two manufacturing, warehouse and office buildings (leased)	83,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [1]	A manufacturing, warehouse and office building (leased)	64,000
Vista, California [2]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Elk Grove, Illinois [2]	A manufacturing, warehouse and office building (leased)	40,000
San Jose, CA [2]	A manufacturing, warehouse and office building (leased)	37,000
Westlake, Ohio	Corporate headquarters	28,000
Liberty Lake, Washington [2]	A manufacturing, warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
Business Segment - Property Identification Legend
1 - Industrial Precision Solutions
2 - Advanced Technology Solutions
Nordson Corporation 19

Location	Description of Property	Approximate Square Feet

International
Münster, Germany [1]	One manufacturing, warehouse and office building (leased)	260,000
Shanghai, China [1,2]	Three manufacturing, warehouse, laboratory and office buildings	178,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Two manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2]	Four office, laboratory and warehouse buildings (leased)	76,000
Suzhou, China [1,2]	Two manufacturing, warehouse and office buildings (leased)	75,000
Tecate, Mexico [2]	A manufacturing, warehouse and office building (leased)	59,000
Bangalore, India [1,2]	An assembly, warehouse and office building	56,000
Maastricht, Netherlands [1,2]	A manufacturing, warehouse and office building	54,000
Chonburi, Thailand [1]	A manufacturing, warehouse and office building (leased)	52,000
Erkrath, Germany [1,2]	An office, laboratory and warehouse building (leased)	50,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building	47,000
Deurne, Netherlands [2]	A manufacturing, warehouse and office building (leased)	46,000
Aylesbury, U.K. [1,2]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2]	An office, laboratory and warehouse building (leased)	35,000
Sao Paulo, Brazil [1,2]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1,2]	A warehouse and office building	22,000
Singapore [1]	Two warehouse and office buildings (leased)	22,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000
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
Item 3.  Legal Proceedings
See Note 18, “Contingencies - Class Action Litigation” in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.
Item 4.  Mine Safety Disclosures
None.
Nordson Corporation 20

Information About Our Executive Officers
Our executive officers as of October 31, 2021, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period

Sundaram Nagarajan	59	2019	President and Chief Executive Officer, 2019
Joseph P. Kelley	49	2020	Executive Vice President, Chief Financial Officer, 2020
James E. DeVries	62	2012	Executive Vice President, 2012
Stephen P. Lovass	52	2017	Executive Vice President, 2017
Gregory P. Merk	50	2006	Executive Vice President, 2013
Shelly M. Peet	56	2007	Executive Vice President, 2009
Jeffrey A. Pembroke	54	2015	Executive Vice President, 2015
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
Effective November 1, 2021, Jennifer L. McDonough (50), was named Executive Vice President, General Counsel and Secretary and leads the Company’s global legal function in ethics and compliance, intellectual property and other general corporate legal matters. Ms. McDonough brings over 20 years of experience advising companies on wide-ranging, critical corporate initiatives and most recently served as vice president, deputy general counsel and assistant secretary at PPL Corporation (NYSE: PPL), a Fortune 500 utility, where she was responsible for the delivery of extensive legal counsel and services, including in the areas of general corporate law, mergers and acquisitions, corporate venture capital and investment transactions, securities and finance. Prior to joining PPL in 2017, Ms. McDonough served as senior vice president, general counsel and secretary at REX Energy Corporation, an independent condensate, NGL and natural gas company, having joined REX Energy in April 2011, and before that as assistant general counsel and assistant secretary at Kennametal Inc., a global manufacturer and provider of engineered products and solutions (NYSE: KMT), which she joined in May 2005. She began her career as a business and finance attorney with the international law firm Morgan, Lewis and Bockius LLP.
Nordson Corporation 21

PART II
Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2021, there were 1,243 record shareholders.
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

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100 on November 1, 2011
Fiscal Year Ending October 31, 2021

700
600
500
400
300
200
100
0
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
Nordson Corporation
S&P 500 Index
S&P MidCap 400
S&P 500 Ind. Machinery
S&P MidCap 400 Ind. Machinery
Peer Group

Company/Market/Peer Group	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Nordson Corporation	$100.00	$129.96	$160.22	$171.87	$161.91	$230.59	$294.50	$287.79	$372.02	$462.99	$613.50
S&P 500 Index	$100.00	$115.21	$146.52	$171.82	$180.75	$188.90	$233.54	$250.70	$286.61	$314.45	$449.39
S&P MidCap 400	$100.00	$112.11	$149.64	$167.08	$172.80	$183.61	$226.72	$229.04	$249.69	$246.81	$367.51
S&P 500 Ind. Machinery	$100.00	$119.68	$170.88	$192.70	$192.41	$219.70	$302.89	$279.47	$340.83	$373.84	$493.45
S&P MidCap 400 Ind. Machinery	$100.00	$109.21	$151.63	$160.68	$134.50	$157.85	$226.40	$221.63	$263.37	$281.42	$399.77
Peer Group	$100.00	$113.18	$156.53	$170.69	$166.65	$170.89	$257.95	$263.99	$338.06	$365.85	$538.56
Source: Zack’s Investment Research
Nordson Corporation 22

Common Share Repurchases

(in whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2021 to August 31, 2021	24,136	$227.87	24,126	$400,566
September 1, 2021 to September 30, 2021	21,738	$242.04	21,680	$395,319
October 1, 2021 to October 31, 2021	13,513	$240.41	13,513	$392,070
Total	59,387		59,319
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $392,070 of the total $1,000,000 authorized remained available for share repurchases at October 31, 2021. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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
Revenue recognition - A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Refer to Note 1 to the Consolidated Financial Statements for further discussion regarding the Company's revenue recognition policy.
Business combinations - The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, and other relevant information. Such information typically includes valuations obtained from independent appraisal experts, which management reviews and considers in its estimates of fair values. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment by management, particularly with respect to the value of identifiable intangible assets. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.
Goodwill - Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist. Our reporting units are one level below the Industrial Precision Solutions segment, and one level below the Advanced Technology Solutions segment.
We test goodwill in accordance with Accounting Standards Codification ("ASC") 350. We did not record any goodwill impairment charges in 2021. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the Income Approach and the Market Approach.
The discounted cash flow method (Income Approach) uses assumptions for revenue growth, operating margin, and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology.
Nordson Corporation 24

The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2021, the WACC rates used ranged from 7.5 percent to 10.0 percent depending upon the reporting unit's size, end market volatility, and projection risk. See Note 6 - Goodwill and intangible assets for further details regarding the valuation methodologies used.
In 2021, 2020, and 2019, the results of our annual impairment tests indicated no impairment.
The fair value ("FV") was compared to the carrying value ("CV") for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2021, our conclusion is that no goodwill was impaired in 2021. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Industrial Precision Solutions Segment - Adhesives	7.5%	865%	$393,900
Industrial Precision Solutions Segment - Industrial Coating Systems	10.0%	982%	$24,058
Advanced Technology Solutions Segment - Electronics Systems	8.0%	404%	$28,014
Advanced Technology Solutions Segment - Fluid Management	8.0%	215%	$1,177,303
Advanced Technology Solutions Segment - Test & Inspection	10.0%	287%	$95,290
Pension plan in the United States - The measurement of the liabilities related to our domestic pension plan is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions, and health care cost trend rates. The liabilities associated with the Company's international pension plans and OPEB are not as materially sensitive to changes in assumptions as the pension plan in the United States.
The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 3.02 percent at October 31, 2021 and 2.85 percent at October 31, 2020. The discount rate used was determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.
In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 5.75 percent in both 2021 and 2020.
The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 4.00 percent at both October 31, 2021 and October 31, 2020.
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

	United States
	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2021	$(7,223)	$9,334
Effect on pension obligation as of October 31, 2021	$(80,729)	$100,948
Expected return on assets:
Effect on total net periodic pension cost in 2021	$(4,468)	$4,467
Compensation increase:
Effect on total net periodic pension cost in 2021	$6,663	$(5,794)
Effect on pension obligation as of October 31, 2021	$32,240	$(28,702)
Nordson Corporation 25

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
2021 compared to 2020
Below is a detailed discussion comparison of our results of operations for the fiscal years ended October 31, 2021 and October 31, 2020. For a discussion of changes from the fiscal year ended October 31, 2020 to the fiscal year ended October 31, 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
As used throughout this annual report, geographic regions include the Americas (Canada, Mexico and Central and South America), Asia Pacific (excluding Japan), Europe, Japan, and the United States.
Worldwide sales for 2021 were $2,362,209, an increase of 11.4 percent from 2020 sales of $2,121,100. The increase consisted of a 11.3 percent improvement in sales volume and favorable currency translation effects, which increased sales by 2.7 percent partially offset by a net 2.6 percent decrease from acquisitions and divestitures.
Sales outside the United States accounted for 66.6 percent of total sales in 2021, as compared to 64.4 percent in 2020. On a geographic basis, sales in the United States were $789,303, an increase of 4.5 percent from 2020. The increase in sales consisted of a 8.3 percent increase in sales volume partially offset by a 3.8 percent decrease from acquisitions and divestitures. Sales in the Asia Pacific region were $668,035, an increase of 19.1 percent from 2020, with volume increasing 16.7 percent and favorable currency effects of 4.2 percent. partially offset by a 1.8 percent decrease from acquisitions and divestitures. Sales in Europe were $617,492, an increase of 15.1 percent from 2020. The increase in sales consisted of a 11.4 percent volume increase and favorable currency effects of 5.7 percent partially offset by a 2.0 percent decrease from acquisitions and divestitures. In the Americas region, sales were $179,807, an increase of 27.1 percent from 2020, with volume increasing 24.4 percent, favorable currency effects of 1.8 percent and a 0.9 percent increase from acquisitions and divestitures. Sales in Japan were $107,572, a decrease of 15.0 percent from 2020, with volume decreasing 11.0 percent, unfavorable currency effects of 0.5 percent and a 3.5 percent decrease from acquisitions and divestitures.
Cost of sales were $1,038,129 in 2021, up 4.8 percent from $990,632 in 2020. Gross profit, expressed as a percentage of sales, increased to 56.1 percent in 2021 from 53.3 percent in 2020. The 2.8 percentage point increase in gross margin was driven by a favorable product mix impact, principally driven by a divestiture, of 1.9 percentage points and favorable sales volume leverage.
Selling and administrative expenses were $708,953 in 2021, up from $693,552 in 2020. The 2.2 percent increase was driven by base business growth of 2.6 percentage points due primarily to increased variable incentive compensation, partially offset by reductions resulting from structural cost reduction actions taken in 2020. In addition, unfavorable currency translation effects increased costs by 2.1 percentage points. These increases were offset by a divestiture impact of 2.5 percentage points. Selling and administrative expenses as a percentage of sales decreased to 30.0 percent in 2021 from 32.7 percent in 2020. Of the 2.7 percentage point decrease, a divestiture decreased expenses by 1.2 percentage points, while sales growth leverage contributed to the remaining percentage point improvement.
Operating profit as a percentage of sales increased to 26.0 percent in 2021 compared to 16.5 percent in 2020. The 9.5 percent increase in operating margin was the result of improved operating results, specifically favorable absorption from higher sales volume and favorable product mix driven by a divestiture, and 2020 operating profit was negatively impacted by an assets held for sale impairment charge related to the 2021 product line divestiture.
Nordson Corporation 26

Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Operating margins for each segment were favorably impacted by a weaker dollar primarily against the Euro, Chinese Yuan, and Mexican Peso during 2021 as compared to 2020.
Interest expense in 2021 was $25,491, a decrease of $6,669, or 20.7 percent, from 2020. The decrease was due to lower average debt levels compared to the prior year. Other expense in 2021 was $17,610 compared to other expense of $17,577 in 2020. Included in 2021’s other expense were pension costs of $9,484 and $5,926 in foreign currency losses. Included in the prior year’s other expense were pension costs of $13,683 and $1,532 in foreign currency losses. The decrease in pension cost was principally attributable to decreased amortization of net actuarial losses.
Income tax expense in 2021 was $119,808, or 20.9 percent of pre-tax income, as compared to $51,950, or 17.2 percent of pre-tax income in 2020. The income tax provision for 2021 included a tax benefit of $5,982 due to our share-based payment transactions. Our income tax provision for 2020 included a tax benefit of $15,661 due to our share-based payment transactions. Net income in 2020 included a non-cash, assets held for sale impairment charge of $87,371 related to our commitment to sell our screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions segment and the tax benefit of the impairment was $15,254. A portion of the impairment charge did not have related tax benefits.
Net income was $454,368, or $7.74 per diluted share, in 2021, compared to net income of $249,539, or $4.27 per diluted share, in 2020. This represented a 82.1 percent increase in net income and a 81.3 percent increase in diluted earnings per share. Net income in 2020 included a non-cash, assets held for sale impairment charge net of tax $72,117 related to the sale of the screws and barrels product line within the Adhesives reporting unit under our Industrial Precision Solutions segment. The remaining increase of $2.24 per diluted share was primarily driven by sales growth and mix improvement.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $1,246,947 in 2021, an increase of 9.1 percent, from 2020 sales of $1,143,423. The increase was the result of an organic sales volume increase of 11.7 percent and favorable currency effects that increased sales by 3.4 percent, partially offset by a divestiture impact of 6.0 percent. Growth occurred in all product lines, except nonwovens, and in all regions except for Japan.
Operating profit as a percentage of sales increased to 33.2 percent in 2021 compared to 18.2 percent in 2020. The 15.0 percentage point improvement in operating margin was the result of improved operating results, specifically favorable absorption from higher sales volume and favorable product mix driven by a divestiture, and 2020 operating profit negatively impacted by an assets held for sale impairment charge related to a divestiture.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $1,115,262 in 2021, an increase of 14.1 percent from 2020 sales of $977,677. The increase was the result of an organic sales volume increase of 10.9 percent, favorable currency effects that increased sales by 1.9 percent and a 1.3 percent increase from acquisitions. Sales growth was strong across all product lines and in all regions.
Operating profit as a percentage of sales increased to 24.4 percent in 2021 compared to 19.6 percent in 2020. The 4.8 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage which contributed 3.1 percentage points and was associated with the sales volume growth and cost structure simplification actions taken in 2020.
Liquidity and Capital Resources
Cash and cash equivalents increased $91,679 in 2021 to $299,972 as of October 31, 2021 compared to $208,293 as of October 31, 2020. Approximately 55 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of October 31, 2021. On November 1, 2021, cash of $180,000 was used to fund the acquisition of NDC Technologies ("NDC") as disclosed in Note 19 to these Consolidated Financial Statements.
Cash provided by operating activities was $545,927 in 2021, compared to $502,421 in 2020. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, loss on sale of property, plant and equipment, and impairment loss on assets held for sale), which was $590,607 in 2021, compared to $455,490 in 2020. Changes in working capital items provided cash of $29,011 compared to $45,113 provided in 2020 as increases in receivables and inventory were partially offset by increases in other liabilities. In addition, pension cash contributions increased by $53,975 in 2021 compared to 2020 which are included in "Other - principally pension plan" in the Consolidated Statements of Cash Flows.
Cash used in investing activities was $33,169 in 2021, compared to $194,109 in 2020. In the current year, no cash was used for acquisitions compared to $142,414 used in the prior year. Capital expenditures were $38,303 in 2021 compared to $50,535 in 2020.
Nordson Corporation 27

Cash used in financing activities was $422,913 in 2021, compared to $251,529 cash used in 2020. Net repayment of long-term debt and long-term borrowings used $289,416 of cash in 2021, compared to $153,816 used in 2020. In 2021, cash of $60,970 was used for the purchase of treasury shares, up from $52,614 used in 2020. Dividend payments were $97,683 in 2021, up from $88,347 in 2020 due to an increase in the annual dividend to $1.69 per share from $1.53 per share. Issuance of common shares related to employee benefit plans generated $31,780 of cash in 2021, down from $50,853 in 2020.
The following is a summary of significant changes by balance sheet caption from October 31, 2020 to October 31, 2021. Inventories-net increased $50,162 due to increased business activity during the year. Intangible assets-net decreased $50,219 due to amortization expense and the divestiture of our screws and barrels product line. Pension obligations decreased $84,945 primarily due to pension contributions during the second and third quarters of 2021.
Our operating performance, balance sheet position, and financial ratios for 2021 remained strong. Long-term debt decreased $286,243 during 2021 primarily due to the full repayment of our term loan due 2024. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the next year.
Contractual Obligations
The following table summarizes contractual obligations as of October 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt (1)	$813,930	30,643	547,644	135,643	100,000
Interest payments on long-term debt (1)	69,161	18,479	27,762	13,292	9,628
Finance lease obligations (2)	23,153	6,162	6,952	2,512	7,527
Operating leases (2)	126,190	18,942	29,896	22,790	54,562
Contributions related to pension and postretirement benefits (3)	7,175	7,175	—	—	—
Purchase obligations (4)	213,972	212,543	1,349	40	40
Total obligations	$1,253,581	$293,944	$613,603	$174,277	$171,757

(1)Refer to Note 10 to the Consolidated Financial Statements for further discussion.
(2)Refer to Note 11 to the Consolidated Financial Statements for further discussion.
(3)Pension and postretirement plan funding amounts will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. Refer to Note 7 to the Consolidated Financial Statements for further discussion.
(4)Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded in our Consolidated Balance Sheet.
We believe that the combination of present capital resources, cash from operations and unused financing sources such as our credit facilities are more than adequate to meet cash requirements for 2021 and beyond. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.
Outlook
We are optimistic about our long-term growth opportunities in the diverse end markets we serve. We also support our customers with parts and consumables, so a significant percentage of our revenue is recurring. The combination of the Company's core strength in the direct-sales model and product innovation, combined with the Ascend Strategy, should deliver sustainable profitable growth. We expect to deliver increased sales and earnings in 2022 compared to 2021.
New Accounting Standards
Refer to Note 2 to the Consolidated Financial Statements for further discussion of recently issued accounting standards.

Nordson Corporation 28

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
In 2021, as compared with 2020, the United States dollar was generally weaker against foreign currencies. If 2020 exchange rates had been in effect during 2021, sales would have been approximately $55,200 lower and third -party costs would have been approximately $24,600 lower. In 2020, as compared with 2019, the United States dollar was generally stronger against foreign currencies. If 2019 exchange rates had been in effect during 2020, sales would have been approximately $5,400 higher and third-party costs would have been approximately $1,200 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.
Trends
Our solid historical performance is attributed to our diverse geographic and end market participation and our long-term commitment to develop and provide quality products and worldwide service to meet our customers’ changing needs.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This annual report, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including integrating the acquisition of NDC; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the current COVID-19 pandemic.
In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause our actual results to differ materially from the expected results are discussed in Part 1, Item 1A, Risk Factors of this annual report.
Nordson Corporation 29

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
A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.
The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2021	2022	2023	2024	2025	2026	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$30,643	$130,643	$110,643	$85,643	$50,000	$100,000	$507,572	$549,895
Average interest rate on total borrowings outstanding during the year	3.7%	3.7%	3.8%	3.9%	4.0%	4.0%	3.7%

At October 31, 2020	2021	2022	2023	2024	2025	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$38,043	$30,643	$130,643	$110,643	$85,643	$150,000	$545,615	$608,752
Average interest rate on total borrowings outstanding during the year	3.6%	3.7%	3.7%	3.8%	3.9%	4.0%	3.6%
We also have variable-rate notes payable and long-term debt. The weighted average interest rate of this variable-rate debt was 0.71 percent at October 31, 2021 and 0.76 percent at October 31, 2020. A one percent increase in interest rates would have resulted in additional interest expense of approximately $3,982 on the variable rate notes payable and long-term debt in 2021.
Nordson Corporation 30

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2021, 2020 and 2019
(In thousands except for per-share amounts)	2021	2020	2019
Sales	$2,362,209	$2,121,100	$2,194,226
Operating costs and expenses:
Cost of sales	1,038,129	990,632	1,002,123
Selling and administrative expenses	708,953	693,552	708,990
Assets held for sale impairment charge	—	87,371	—
	1,747,082	1,771,555	1,711,113
Operating profit	615,127	349,545	483,113
Other income (expense):
Interest expense	(25,491)	(32,160)	(47,145)
Interest and investment income	2,150	1,681	1,844
Other - net	(17,610)	(17,577)	(6,708)
	(40,951)	(48,056)	(52,009)
Income before income taxes	574,176	301,489	431,104
Income tax provision:
Current	115,737	65,906	95,031
Deferred	4,071	(13,956)	(1,018)
	119,808	51,950	94,013
Net income	$454,368	$249,539	$337,091
Average common shares	58,091	57,757	57,462
Incremental common shares attributable to outstanding stock options, restricted stock and deferred stock-based compensation	643	716	740
Average common shares and common share equivalents	58,734	58,473	58,202
Basic earnings per share	$7.82	$4.32	$5.87
Diluted earnings per share	$7.74	$4.27	$5.79
Dividends declared per common share	$1.69	$1.53	$1.43
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 31

Consolidated Statements of Comprehensive Income

Years ended October 31, 2021, 2020 and 2019
(In thousands)	2021	2020	2019
Net income	$454,368	$249,539	$337,091
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,033	12,910	3,710

Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	124	(6)	(148)
Net actuarial gain (loss) arising during the year	25,289	(21,607)	(63,138)
Amortization of prior service cost	(304)	(232)	(322)
Amortization of actuarial loss	14,954	12,767	6,946
Settlement loss recognized	3,187	1,931	385
Total pension and postretirement benefit plans	43,250	(7,147)	(56,277)

Total other comprehensive income (loss)	50,283	5,763	(52,567)

Total comprehensive income	$504,651	$255,302	$284,524
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 32

Consolidated Balance Sheets

October 31, 2021 and 2020
(In thousands)
Assets
Current assets:	2021	2020
Cash and cash equivalents	$299,972	$208,293
Receivables - net	489,389	471,873
Inventories - net	327,195	277,033
Prepaid expenses and other current assets	48,282	43,798
Assets held for sale	—	19,615
Total current assets	1,164,838	1,020,612
Property, plant and equipment - net	355,565	358,618
Operating right of use lease assets	110,851	122,125
Goodwill	1,713,148	1,713,354
Intangible assets - net	357,367	407,586
Deferred income taxes	11,381	9,831
Other assets	77,811	42,530
	$3,790,961	$3,674,656
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$91,689	$70,949
Income taxes payable	16,636	7,841
Accrued liabilities	201,992	167,883
Customer advance payments	77,868	42,323
Current maturities of long - term debt	34,188	38,043
Operating lease liability - current	17,222	16,918
Finance lease liability	5,799	5,984
Liabilities held for sale	—	13,148
Total current liabilities	445,394	363,089
Long-term debt	781,709	1,067,952
Operating lease liability - noncurrent	97,685	109,317
Finance lease liability - noncurrent	14,944	10,470
Pension obligations	80,584	165,529
Postretirement obligations	82,652	85,249
Deferred income taxes	88,467	66,995
Other long-term liabilities	40,396	47,064
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized;
none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2021 and 2020	12,253	12,253
Capital in excess of stated value	585,334	534,684
Retained earnings	3,265,027	2,908,738
Accumulated other comprehensive loss	(175,835)	(226,118)
Common shares in treasury, at cost	(1,527,649)	(1,470,566)
Total shareholders' equity	2,159,130	1,758,991
	$3,790,961	$3,674,656
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 33

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2021, 2020 and 2019
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2018	$12,253	$446,555	$2,488,375	$(179,314)	$(1,317,128)	$1,450,741
Shares issued under company stock and employee benefit plans	—	18,475	—	—	7,545	26,020
Stock-based compensation	—	18,086	—	—	—	18,086
Purchase of treasury shares (998,004 shares)	—	—	—	—	(120,510)	(120,510)
Dividends declared ($1.43 per share)	—	—	(82,145)	—	—	(82,145)
Net income	—	—	337,091	—	—	337,091
Reclassification due to adoption of ASU 2014-09	—	—	4,329	—	—	4,329
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,710	—	3,710
Defined benefit pension and post-retirement plans adjustment	—	—	—	(56,277)	—	(56,277)
October 31, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	38,712	—	—	12,141	50,853
Stock-based compensation	—	12,856	—	—	—	12,856
Purchase of treasury shares (384,498 shares)	—	—	—	—	(52,614)	(52,614)
Dividends declared ($1.53 per share)	—	—	(88,347)	—	—	(88,347)
Net income	—	—	249,539	—	—	249,539
Impact of adoption of ASU 2016-02	—	—	(104)	—	—	(104)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	12,910	—	12,910
Defined benefit pension and post-retirement plans adjustment	—	—	—	(7,147)	—	(7,147)
October 31, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	27,893	—	—	3,887	31,780
Stock-based compensation	—	22,757	—	—	—	22,757
Purchase of treasury shares (291,253 shares)	—	—	—	—	(60,970)	(60,970)
Dividends declared ($1.69 per share)	—	—	(97,683)	—	—	(97,683)
Net income	—	—	454,368	—	—	454,368
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	7,033	—	7,033
Defined benefit pension and post-retirement plans adjustment	—	—	—	43,250	—	43,250
October 31, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 34

Consolidated Statements of Cash Flows

Years ended October 31, 2021, 2020 and 2019
(In thousands)
Cash flows from operating activities:	2021	2020	2019
Net income	$454,368	$249,539	$337,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,332	56,323	55,454
Amortization	50,551	56,979	54,790
Provision for losses on receivables	32	2,165	2,254
Deferred income taxes	4,071	(13,956)	(1,018)
Non-cash stock compensation	22,757	12,856	18,086
Loss on sale of property, plant and equipment	589	484	953
Impairment loss on assets held for sale	—	87,371	—
Other non-cash	4,907	3,729	(669)
Changes in operating assets and liabilities:
Receivables	(13,720)	50,098	(39,992)
Inventories	(50,584)	5,785	(23,117)
Prepaid expenses	(5,209)	1,978	(2,024)
Accounts payable	20,769	(10,673)	654
Income taxes payable	8,659	(7,816)	(3,832)
Accrued liabilities	32,929	6,360	(14,027)
Customer advance payments	36,167	(619)	2,193
Other - principally pension plan	(73,691)	1,818	(3,903)
Net cash provided by operating activities	545,927	502,421	382,893
Cash flows from investing activities:
Additions to property, plant and equipment	(38,303)	(50,535)	(64,244)
Proceeds from sale of property, plant and equipment	163	840	1,285
Acquisition of businesses, net of cash acquired	—	(142,414)	(12,486)
Other	4,971	(2,000)	(844)
Net cash used in investing activities	(33,169)	(194,109)	(76,289)
Cash flows from financing activities:
Proceeds from long-term debt	9,414	165,734	186,635
Repayment of long-term debt	(298,830)	(319,550)	(254,473)
Repayment of capital lease obligations	(6,624)	(7,605)	(4,859)
Payment of debt issuance costs	—	—	(1,742)
Issuance of common shares	31,780	50,853	26,020
Purchase of treasury shares	(60,970)	(52,614)	(120,510)
Dividends paid	(97,683)	(88,347)	(82,145)
Net cash used in financing activities	(422,913)	(251,529)	(251,074)
Effect of exchange rate changes on cash	1,834	346	(44)
Increase in cash and cash equivalents	91,679	57,129	55,486
Cash and cash equivalents at beginning of year	208,293	151,164	95,678
Cash and cash equivalents at end of year	$299,972	$208,293	$151,164
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
Note 1 — Significant accounting policies
Consolidation — The consolidated financial statements include the accounts of Nordson Corporation and its 100%-owned and controlled subsidiaries. Investments in affiliates and joint ventures in which our ownership is 50 percent or less or in which we do not have control but have the ability to exercise significant influence, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and notes. Actual amounts could differ from these estimates.
Fiscal year — Our fiscal year is November 1 through October 31.
Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2021 and 2020 were not material.
However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Solutions segment, revenue is recognized for these contracts over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2021 or 2020. Revenue recognized over time represented approximately ten percent of our overall consolidated revenues at October 31, 2021 or 2020.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services. Taxes, including sales and value add, that we collect concurrently with revenue-producing activities are excluded from revenue. As a practical expedient, we may exclude the assessment of whether goods or services are performance obligations, if they are immaterial in the context of the contract, and combine these with other performance obligations. While payment terms and conditions vary by contract type, we have determined that our contracts generally do not include a significant financing component. We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs as a significant portion of these costs are incurred prior to transfer of control to the customer. We have also elected to apply the practical expedient to expense sales commissions as they are incurred as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling, general and administrative expenses in our Consolidated Statements of Income.
We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and are not material. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to Note 16 for details on our operating segments.
Nordson Corporation 36

Notes to Consolidated Financial Statements — (Continued)

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.
Advertising costs — Advertising costs are expensed as incurred and were $5,986, $7,174 and $10,479 in 2021, 2020 and 2019, respectively.
Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $59,422, $63,591 and $60,018 in 2021, 2020 and 2019, respectively. As a percentage of sales, research and development expenses were 2.5, 3.0 and 2.7 percent in 2021, 2020 and 2019, respectively.
Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 46 common shares were excluded from the diluted earnings per share calculation in 2021 and 95 and 176 options were excluded from the calculation of diluted earnings per share in 2020 and 2019, respectively because their effect would have been anti-dilutive. Under the Amended and Restated 2012 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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
Accounts receivable are net of an allowance for credit losses of $7,552 and $9,045 at October 31, 2021 and October 31, 2020, respectively. The change in the allowance for expected credit losses includes an immaterial accounting standard adoption impact from ASU 2016-13 of $396 for the twelve months ended October 31, 2021. The provision for losses on receivables was $32 for the twelve months ended October 31, 2021, respectively, compared to $2,165 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories — Inventories are valued at the lower of cost or net realizable value. Cost was determined using the last-in, first-out (LIFO) method for 16 percent of consolidated inventories at October 31, 2021 and 19 percent of consolidated inventories at October 31, 2020. The first-in, first-out (FIFO) method is used for all other inventories. Consolidated inventories would have been $4,216 and $4,545 higher than reported at October 31, 2021 and 2020, respectively, had the FIFO method, which approximates current cost, been used for valuation of all inventories.
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
Nordson Corporation 37

Notes to Consolidated Financial Statements — (Continued)

Useful lives are as follows:

Land improvements	15-25 years
Buildings	20-40 years
Machinery and equipment	3-18 years
Enterprise management systems	5-13 years
Depreciation expense is included in cost of sales and selling and administrative expenses. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2021, 2020 or 2019.
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
Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements, and trade names, are amortized over their useful lives on a straight-line basis. At October 31, 2021, the weighted-average useful lives for each major category of amortizable intangible assets were:

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
Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2021 and 2020 consisted of:

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2020	$(40,422)	$(185,696)	$(226,118)
Pension and postretirement plan changes, net of tax of $(12,938)	—	43,250	43,250
Currency translation losses	7,033	—	7,033
Balance at October 31, 2021	$(33,389)	$(142,446)	$(175,835)
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

Nordson Corporation 38

Notes to Consolidated Financial Statements — (Continued)

Following is a reconciliation of the product warranty liability as of October 31, 2021 and 2020:

	2021	2020
Balance at beginning of year	$10,550	$11,006
Accruals for warranties	16,011	11,662
Warranty payments	(15,475)	(12,330)
Currency adjustments	27	212
Balance at end of year	$11,113	$10,550
Note 2 — Recently issued accounting standards
New accounting guidance adopted:
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
In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20),” a new standard which addresses defined benefit plans. The amendments modify the following disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans: the amounts in accumulated other comprehensive income expected to be recognized as components of net period benefit cost over the next fiscal year, amount and timing of plan assets expected to be returned to the employer, related party disclosure about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a 1.00 percent point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligations for postretirement health care benefits are removed. A disclosure requirement was added for the explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. Additionally, the standard clarifies disclosure requirements surrounding the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. We adopted the new standard and revised disclosures as reflected in Note 7 with no material impact to the Consolidated Financial Statements.
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
Nordson Corporation 39

Notes to Consolidated Financial Statements — (Continued)

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
2020 acquisitions
On September 1, 2020, we acquired 100 percent of the outstanding shares of vivaMOS Ltd. ("vivaMOS"), a developer and fabricator of high-end large-area complementary metal–oxide–semiconductor ("CMOS") image sensors for a wide range of X-ray applications. We acquired vivaMOS for an aggregate purchase price of $17,154 net of cash and other closing adjustments of approximately $158, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $14,394 and identifiable intangible assets of $4,040 were recorded. The identifiable intangible assets consist primarily of $3,900 of technology (amortized over 10 years) and $140 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition was not tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results of vivaMOS were not material to our Consolidated Financial Statements.
On June 1, 2020, we acquired 100 percent of the outstanding shares of Fluortek, Inc. ("Fluortek"), a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years), and $770 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition was tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment and the results for Fluortek were not material to the our Consolidated Financial Statements.
2019 acquisition
On July 1, 2019, we purchased certain assets of Optical Control GmbH & Co. KG ("Optical"), a Nuremberg, Germany designer and developer of high speed, fully automatic counting systems utilizing x-ray technology. This transaction was not material to our Consolidated Financial Statements. We recorded the acquisition of Optical based on the fair value of the assets acquired and the liabilities assumed. Goodwill associated with this acquisition is tax deductible. This acquisition is being reported in our Advanced Technology Solutions segment.
Note 4 — Divestiture
In the fourth quarter of 2020, we committed to a plan to sell our screws and barrels product line within our Industrial Precision Solutions operating segment and determined the criteria to be classified as held for sale were met. We entered into a letter of intent to sell the screws and barrels product line in October 2020, and in December 2020, we entered into a definitive agreement with the buyer. The assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets and measured at the lower of carrying value or fair value less cost to sell from October 31, 2021 until the transaction was completed on February 1, 2021.
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

Nordson Corporation 40

Notes to Consolidated Financial Statements — (Continued)

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
Excluding the non-cash, assets held for sale impairment charge recorded in the fourth quarter of 2020, the operating results of the screws and barrels product line were not material to our Consolidated Financial Statements for any period presented. There were no significant adjustments in 2021 to the loss recognized in 2020.
Nordson Corporation 41

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Details of Consolidated Balance Sheet	2021	2020
Receivables:
Accounts	$479,594	$445,360
Notes	2,504	4,592
Other	14,843	30,966
	496,941	480,918
Allowance for doubtful accounts	(7,552)	(9,045)
	$489,389	$471,873
Inventories:
Raw materials and component parts	$111,089	$94,630
Work-in-process	54,557	44,403
Finished goods	211,628	183,860
	377,274	322,893
Obsolescence and other reserves	(45,863)	(41,315)
LIFO reserve	(4,216)	(4,545)
	$327,195	$277,033
Property, plant and equipment:
Land	$9,238	$8,816
Land improvements	4,786	4,611
Buildings	263,399	253,621
Machinery and equipment	491,180	464,171
Enterprise management system	50,532	56,103
Construction-in-progress	32,719	29,897
Leased property under finance leases	37,506	32,590
	889,360	849,809
Accumulated depreciation and amortization	(533,795)	(491,191)
	$355,565	$358,618
Accrued liabilities:
Salaries and other compensation	$87,066	$52,260
Pension and retirement	5,622	10,282
Taxes other than income taxes	13,095	13,346
Customer commissions	10,460	9,158
Other	85,749	82,837
	$201,992	$167,883
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
Nordson Corporation 42

Notes to Consolidated Financial Statements — (Continued)

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
An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2021, 2020 and 2019, the fair value of each reporting unit exceeded its carrying value, and accordingly, we did not record any goodwill impairment charges in 2021, 2020 or 2019.
Our reporting units include components of the Industrial Precision Solutions and the Advanced Technology Solutions segments.
Changes in the carrying amount of goodwill during 2021 by operating segment:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2020	$415,862	$1,297,492	$1,713,354
Currency effect	(842)	636	(206)
Balance at October 31, 2021	$415,020	$1,298,128	$1,713,148
Changes in the carrying amount of goodwill during 2020 by operating segment:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2019	$411,461	$1,203,278	$1,614,739
Acquisition	—	90,441	90,441
Other	(453)	—	(453)
Currency effect	4,854	3,773	8,627
Balance at October 31, 2020	$415,862	$1,297,492	$1,713,354
Accumulated impairment losses, which were recorded in 2009, were $232,789 of which $229,173 related to the Advanced Technology Solutions segment and $3,616 related to the Industrial Precision Solutions segment.
The Other activity above reflects an allocation of goodwill to the disposal group classified as held for sale in 2020.

Nordson Corporation 43

Notes to Consolidated Financial Statements — (Continued)

Information regarding intangible assets subject to amortization:

	October 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,815	$226,658	$257,157
Patent/technology costs	154,267	89,299	64,968
Trade names	74,301	39,858	34,443
Noncompete agreements	9,896	9,099	797
Other	1,385	1,383	2
Total	$723,664	$366,297	$357,367

	October 31, 2020
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,568	$193,617	$289,951
Patent/technology costs	153,555	76,934	76,621
Trade names	74,240	34,693	39,547
Noncompete agreements	9,908	8,444	1,464
Other	1,403	1,400	3
Total	$722,674	$315,088	$407,586
Amortization expense for 2021, 2020 and 2019 was $50,551, $56,979 and $54,790, respectively.
Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2022	$46,696
2023	$45,355
2024	$39,784
2025	$38,796
2026	$37,530
Note 7 — Retirement, pension and other postretirement plans
Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2021, 2020 and 2019 was approximately $22,983, $20,265 and $22,573, respectively.
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
Nordson Corporation 44

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$615,768	$551,997	$104,849	$97,990
Service cost	22,555	20,635	2,120	2,099
Interest cost	13,652	15,824	887	1,025
Participant contributions	—	—	80	83
Amendments	—	—	15	—
Settlements	(9,016)	(4,992)	(714)	—
Curtailments	(2,436)	—	—	—
Foreign currency exchange rate change	—	—	1,024	2,814
Actuarial loss (gain)	4,561	47,788	(121)	2,729
Benefits paid	(17,813)	(15,484)	(2,091)	(1,891)
Benefit obligation at end of year	$627,271	$615,768	$106,049	$104,849

Change in plan assets:
Beginning fair value of plan assets	$510,250	$448,931	$45,476	$39,640
Actual return on plan assets	62,063	41,712	243	3,697
Company contributions	94,105	40,083	3,318	3,365
Participant contributions	—	—	80	83
Settlements	(9,016)	(4,992)	(714)	—
Foreign currency exchange rate change	—	—	962	582
Benefits paid	(17,813)	(15,484)	(2,091)	(1,891)
Ending fair value of plan assets	$639,589	$510,250	$47,274	$45,476

Funded status at end of year	$12,318	$(105,518)	$(58,775)	$(59,373)

Amounts recognized in financial statements:
Noncurrent asset	$30,840	$3,162	$4,086	$3,321
Accrued benefit liability	(799)	(5,211)	—	(634)
Long-term pension obligations	(17,723)	(103,469)	(62,861)	(62,060)
Total amount recognized in financial statements	$12,318	$(105,518)	$(58,775)	$(59,373)

The net actuarial loss included in the projected benefit obligation for the United States pension plans for 2021 was primarily due to updated census data partially offset by gains due to changes in the discount rates. The net actuarial loss included in the projected benefit obligation for 2020 was primarily due to lower discount rates and updated census data and assumptions.

	United States		International
	2021	2020	2021	2020
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial loss	$142,070	$192,593	$30,544	$32,097
Prior service cost (credit)	48	(16)	(1,808)	(2,137)
Accumulated other comprehensive loss	$142,118	$192,577	$28,736	$29,960

Nordson Corporation 45

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive loss:

	United States		International
	2021	2020	2021	2020
Balance at beginning of year	$192,577	$178,290	$29,960	$31,484
Net (gain) loss arising during the year	(29,091)	30,743	1,220	305
Prior service cost arising during the year	—	—	15	—
Net gain recognized during the year	(14,885)	(14,032)	(3,144)	(2,972)
Prior service credit recognized during the year	64	84	303	290
Settlement loss	(4,111)	(2,508)	(32)	—
Curtailment	(2,436)	—	—	—
Exchange rate effect during the year	—	—	414	853
Balance at end of year	$142,118	$192,577	$28,736	$29,960
Information regarding the funded status of the Company's plans is as follows:

	United States		International
	2021	2020	2021	2020
For plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$16,182	$508,671	$85,559	$85,189
Fair value of plan assets	—	444,723	32,306	30,797
For plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	18,522	553,403	95,221	93,491
Fair value of plan assets	—	444,723	32,360	30,797
Net periodic pension costs include the following components:

	United States			International
	2021	2020	2019	2021	2020	2019
Service cost	$22,555	$20,635	$14,587	$2,120	$2,099	$1,933
Interest cost	13,652	15,824	18,304	887	1,025	1,670
Expected return on plan assets	(28,410)	(24,667)	(23,341)	(1,585)	(1,273)	(1,592)
Amortization of prior service credit	(64)	(84)	(61)	(303)	(290)	(303)
Amortization of net actuarial loss	14,885	14,032	6,702	3,144	2,972	1,696
Settlement loss	4,111	2,508	—	32	—	470
Total benefit cost	$26,729	$28,248	$16,191	$4,295	$4,533	$3,874
Net periodic pension cost for 2021, 2020 and 2019 included settlement losses of $4,143, $2,508 and $470, respectively, due to lump sum retirement payments.
The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.
Nordson Corporation 46

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2021	2020	2019	2021	2020	2019
Assumptions used to determine benefit obligations at October 31:
Discount rate	3.02%	2.85%	3.25%	1.30%	1.01%	1.26%
Rate of compensation increase	4.00	4.00	4.00	2.90	2.69	3.12
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	2.85	3.25	4.53	1.01	1.26	2.14
Discount rate - service cost	3.30	3.56	4.70	0.93	1.12	1.82
Discount rate - interest cost	2.10	2.78	4.15	0.80	1.05	1.90
Expected return on plan assets	5.75	5.75	6.00	3.31	3.22	3.96
Rate of compensation increase	4.00	4.00	3.90	2.69	3.12	3.12
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2021, 2020, and 2019 are due to changes in yields for these types of investments as a result of the economic environment.
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
The international plans include a cash balance plan with promised interest crediting rates. The weighted average crediting rates were 0.50%, 0.40% and 0.60% for 2021, 2020 and 2019.
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor, which is set at 10 percent of the greater of the plan assets or benefit obligations. Gains or losses within the corridor remain in other comprehensive income and are retested in subsequent measurements. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
The allocation of pension plan assets as of October 31, 2021 and 2020 is as follows:

	United States		International
	2021	2020	2021	2020
Asset Category
Equity securities	13%	11%	—%	—%
Debt securities	46	49	—	—
Insurance contracts	—	—	51	54
Pooled investment funds	41	39	48	44
Other	—	1	1	2
Total	100%	100%	100%	100%
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.

Nordson Corporation 47

Notes to Consolidated Financial Statements — (Continued)

Our United States plans comprise 93 percent of the Company's worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2021, the target in “return-seeking assets” is 30 percent and 70 percent in longer duration fixed income assets. Plan assets are diversified across multiple investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the guidelines established with each investment manager.
Our international plans comprise 7 percent of the Company's worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
The fair values of our pension plan assets at October 31, 2021 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,467	$1,467	$—	$—	$519	$519	$—	$—
Money market funds	4,495	4,495	—	—	—	—	—	—
Equity securities:
Basic materials	2,038	2,038	—	—	—	—	—	—
Consumer goods	4,360	4,360	—	—	—	—	—	—
Financial	3,753	3,753	—	—	—	—	—	—
Healthcare	4,864	4,864	—	—	—	—	—	—
Industrial goods	3,640	3,640	—	—	—	—	—	—
Technology	5,080	5,080	—	—	—	—	—	—
Utilities	—	—	—	—	—	—	—	—
Mutual funds	52,319	52,319	—	—	—	—	—	—
Fixed income securities:
U.S. Government	89,614	4,024	85,590	—	—	—	—	—
Corporate	194,793	—	194,793	—	—	—	—	—
Other	9,619	—	9,619	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	23,993	—	—	23,993
Other	1,494	1,494	—	—	—	—	—	—
Total investments in the fair value hierarchy	$377,536	$87,534	$290,002	$—	$24,512	$519	$—	$23,993

Investments measured at Net Asset Value:
Real estate collective funds	44,056				—
Pooled investment funds	217,997				22,762
Total Investments at Fair Value	$639,589				$47,274
Nordson Corporation 48

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2020 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,331	$1,331	$—	$—	$759	$759	$—	$—
Money market funds	5,059	5,059	—	—	—	—	—	—
Equity securities:
Basic materials	1,750	1,750	—	—	—	—	—	—
Consumer goods	5,024	5,024	—	—	—	—	—	—
Financial	4,745	4,745	—	—	—	—	—	—
Healthcare	4,518	4,518	—	—	—	—	—	—
Industrial goods	3,588	3,588	—	—	—	—	—	—
Technology	5,706	5,706	—	—	—	—	—	—
Utilities	685	685	—	—	—	—	—	—
Mutual funds	24,266	24,266	—	—	—	—	—	—
Fixed income securities:
U.S. Government	71,855	8,267	63,588	—	—	—	—	—
Corporate	173,046	—	173,046	—	—	—	—	—
Other	6,673	—	6,673	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	24,496	—	—	24,496
Other	845	845	—	—	—	—	—	—
Total investments in the fair value hierarchy	$309,091	$65,784	$243,307	$—	$25,255	$759	$—	$24,496

Investments measured at Net Asset Value:
Real estate collective funds	38,996				—
Pooled investment funds	162,163				20,221
Total Investments at Fair Value	$510,250				$45,476
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
Nordson Corporation 49

Notes to Consolidated Financial Statements — (Continued)

The following tables present an analysis of changes during the years ended October 31, 2021 and 2020 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2020	$24,496
Actual return on plan assets:
Purchases	1,441
Sales	(541)
Settlements	(714)
Unrealized losses	(440)
Foreign currency translation	(249)
Ending balance at October 31, 2021	$23,993

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2019	$21,245
Actual return on plan assets:
Assets held, end of year	1,739
Purchases	2,462
Sales	(1,495)
Foreign currency translation	545
Ending balance at October 31, 2020	$24,496
Contributions to pension plans in 2022 are estimated to be approximately $4,121.
Retiree pension benefit payments, which include expected future service, are anticipated to be paid as follows:

Year	United States	International
2022	$20,460	$2,860
2023	21,953	2,826
2024	23,331	3,153
2025	25,088	3,395
2026	26,570	5,458
2026-2030	156,178	19,725
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
Nordson Corporation 50

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$87,645	$88,660	$445	$454
Service cost	778	666	15	15
Interest cost	1,805	2,345	12	13
Participant contributions	722	611	—	—
Foreign currency exchange rate change	—	—	33	(5)
Actuarial gain	(2,799)	(2,024)	(83)	(26)
Benefits paid	(2,861)	(2,613)	(6)	(6)
Benefit obligation at end of year	$85,290	$87,645	$416	$445

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,139	2,002	6	6
Participant contributions	722	611	—	—
Benefits paid	(2,861)	(2,613)	(6)	(6)
Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(85,290)	$(87,645)	$(416)	$(445)

Amounts recognized in financial statements:
Accrued benefit liability	$(3,048)	$(2,835)	$(6)	$(6)
Long-term postretirement obligations	(82,242)	(84,810)	(410)	(439)
Total amount recognized in financial statements	$(85,290)	$(87,645)	$(416)	$(445)

	United States		International
	2021	2020	2021	2020
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$21,456	$25,614	$(543)	$(466)
Prior service credit	—	—	—	—
Accumulated other comprehensive (gain) loss	$21,456	$25,614	$(543)	$(466)

Nordson Corporation 51

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2021	2020	2021	2020
Balance at beginning of year	$25,614	$28,976	$(466)	$(482)
Net gain arising during the year	(2,799)	(2,024)	(83)	(26)
Net gain (loss) recognized during the year	(1,359)	(1,355)	41	36
Prior service credit recognized during the year	—	17	—	—
Exchange rate effect during the year	—	—	(35)	6
Balance at end of year	$21,456	$25,614	$(543)	$(466)
Net postretirement benefit costs include the following components:

	United States			International
	2021	2020	2019	2021	2020	2019
Service cost	$778	$666	$545	$15	$15	$16
Interest cost	1,805	2,345	2,984	12	13	19
Amortization of prior service credit	—	(17)	(26)	—	—	—
Amortization of net actuarial (gain) loss	1,359	1,355	634	(41)	(36)	(28)
Total benefit cost (credit)	$3,942	$4,349	$4,137	$(14)	$(8)	$7
The components of net postretirement benefit cost other than service cost are included in Other – net in our Consolidated Statements of Income.
The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2021	2020	2019	2021	2020	2019
Assumptions used to determine benefit obligations at October 31:
Discount rate	2.98%	2.84%	3.27%	3.43%	2.94%	3.03%
Health care cost trend rate	3.34	3.40	3.62	4.43	4.22	4.00
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	3.15	3.17	3.24	4.05	4.05	4.05
Year the rate reaches the ultimate trend rate	2031	2026	2026	2040	2040	2040
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate benefit obligation	2.84%	3.27%	4.56%	2.94%	3.03%	3.88%
Discount rate service cost	3.44	3.61	4.77	3.00	3.05	3.90
Discount rate interest cost	2.08	2.79	4.18	2.60	2.88	3.80
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
Contributions to postretirement plans in 2022 are estimated to be approximately $3,054.
Nordson Corporation 52

Notes to Consolidated Financial Statements — (Continued)

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2022	$3,048	$6
2023	3,227	6
2024	3,423	6
2025	3,593	6
2026	3,753	9
2026-2030	20,376	54
Note 8 — Income taxes
Income tax expense includes the following:

	2021	2020	2019
Current:
U.S. federal	$41,983	$19,265	$40,012
State and local	4,429	984	3,429
Foreign	69,325	45,657	51,590
Total current	115,737	65,906	95,031
Deferred:
U.S. federal	6,631	(10,143)	1,470
State and local	1,470	(1,023)	633
Foreign	(4,030)	(2,790)	(3,121)
Total deferred	4,071	(13,956)	(1,018)
	$119,808	$51,950	$94,013
Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $287,409, $120,054 and $222,435 in 2021, 2020 and 2019, respectively.
Our income tax provision for 2021 included a tax benefit of $5,982 due to our share-based payment transactions.
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
Our income tax provision for 2019 included a provisional tax benefit of $4,866 to reflect the adjustment to the provisional amounts recognized in 2018 due to changes in interpretations and assumptions and the finalization of estimates related to the U.S. Tax Cuts and Jobs Act (the "Act"). We are paying the transition tax in installments over the eight-year period allowable under the Act. The remaining transition tax is included in other long-term liabilities in the Consolidated Balance Sheet at October 31, 2021.
Other provisions of the Act became effective for us in 2019. The Foreign-Derived Intangible Income provision generates a deduction against our U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires us to be subject to U.S. taxation on a portion of our foreign subsidiary earnings that exceed an allowable return. We elected to treat any GILTI inclusion as a period expense in the year incurred.
Nordson Corporation 53

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2021	2020	2019
Statutory federal income tax rate	21.00%	21.00%	21.00%
Transition tax	—	—	1.46
Share-based and other compensation	(0.30)	(4.15)	(0.55)
Foreign tax rate variances, net of foreign tax credits	0.92	1.51	1.16
State and local taxes, net of federal income tax benefit	0.81	(0.01)	0.74
Amounts related to prior years	(0.18)	(0.04)	(0.55)
Foreign-Derived Intangible Income Deduction	(1.19)	(0.95)	(1.51)
Global Intangible Low-Taxed Income net of foreign tax credits	0.44	0.97	0.85
Other – net	(0.63)	(1.10)	(0.79)
Effective tax rate	20.87%	17.23%	21.81%
Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $286,767, $181,435 and $208,669 in 2021, 2020 and 2019, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,255,112 and $1,045,389 at October 31, 2021 and 2020, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income, and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, U.S. state and local taxes and currency translation considerations.
At October 31, 2021 and 2020, total unrecognized tax benefits were $3,720 and $6,717, respectively. The amounts that, if recognized, would impact the effective tax rate were $3,567 and $5,998 at October 31, 2021 and 2020, respectively. During 2021, unrecognized tax benefits related primarily to domestic positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Balance at beginning of year	$6,717	$2,909	$2,891
Additions based on tax positions related to the current year	370	370	370
Additions for tax positions of prior years	—	4,068	547
Reductions for tax positions of prior years	(350)	—	—
Settlements	—	(137)	—
Lapse of statute of limitations	(3,017)	(493)	(899)
Balance at end of year	$3,720	$6,717	$2,909
At October 31, 2021 and 2020, we had accrued interest and penalty expense related to unrecognized tax benefits of $859 and $2,179, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).
We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2018 through 2021 tax years; tax years prior to the 2018 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2015. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.
Nordson Corporation 54

Notes to Consolidated Financial Statements — (Continued)

Significant components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Employee benefits	$39,798	$70,838
Other accruals not currently deductible for taxes	17,499	16,207
Tax credit and loss carryforwards	19,269	20,268
Inventory adjustments	6,924	8,757
Total deferred tax assets	83,490	116,070
Valuation allowance	(14,141)	(22,233)
Total deferred tax assets	69,349	93,837
Deferred tax liabilities:
Depreciation and amortization	145,494	150,591
Other - net	941	410
Total deferred tax liabilities	146,435	151,001
Net deferred tax liabilities	$(77,086)	$(57,164)
At October 31, 2021, we had $11,128 of tax credit carryforwards, $3,543 of which expires in 2028-2031 and $7,585 of which has an indefinite carryforward period. We also had $34,680 of state operating loss carryforwards, $19,525 of foreign operating loss carryforwards, and a $20,149 capital loss carryforward, of which $57,758 will expire in 2022 through 2039, and $16,596 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $8,092 in 2021 and an increase of $6,932 in 2020. The valuation allowance of $14,141 at October 31, 2021, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.
Note 9 — Bank lines of credit
Bank lines of credit are summarized as follows:

	2021	2020
Maximum borrowings available under bank lines of credit (all foreign banks)	$60,627	$74,766
Unused bank lines of credit	$57,082	$74,766
Note 10 — Long-term debt
A summary of long-term debt is as follows:

	2021	2020
Notes Payable	$3,545	$—
Senior notes, due 2022-2025	79,000	109,900
Senior notes, due 2022-2027	78,572	85,714
Senior notes, due 2023-2030	350,000	350,000
Term loan	—	255,000
Euro loan, due 2023	306,358	308,642
	817,475	1,109,256
Less current maturities	34,188	38,043
Less unamortized debt issuance costs	1,578	3,261
Long-term maturities	$781,709	$1,067,952
Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our existing syndicated revolving credit agreement that was scheduled to expire in February 2020. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At October 31, 2021 and October 31, 2020, we had no balances outstanding under this facility.
Senior notes, due 2022-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 1.95 years. The weighted-average interest rate at October 31, 2021 was 3.10 percent.
Nordson Corporation 55

Notes to Consolidated Financial Statements — (Continued)

Senior notes, due 2022-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 3.20 years. The weighted-average interest rate at October 31, 2021 was 3.08 percent.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered in 2018 with a group of insurance companies had a remaining weighted-average life of 4.04 years. The weighted-average interest rate at October 31, 2021 was 3.90 percent.
Term loan —  In April 2019, we amended, restated and extended the term of our existing $605,000 term loan facility with a group of banks. The interest rate is variable based upon the LIBOR rate. At October 31, 2021, there were no outstanding loans under this facility.
Euro loan, due 2023 — In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan facility provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at October 31, 2021 was 0.71 percent.
We were in compliance with all covenants at October 31, 2021 and the amount we could borrow would not have been limited by any debt covenants.
Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2021, are as follows: $30,643 in 2022; $437,001 in 2023; $110,643 in 2024; $85,643 in 2025 and $50,000 in 2026.
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
We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles. We often have options to renew lease terms for buildings and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur. Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant, and equipment – net on the Consolidated Balance Sheet with related amortization recorded in depreciation expense on the Consolidated Statement of Cash Flows. As of October 31, 2021, we had no material leases that had yet to commence.
Additional lease information is summarized below for the twelve months ended October 31:

	October 31, 2021		October 31, 2020
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$6,929		$7,087
Interest	373		350
Lease cost (1)	7,302	$20,176	7,437	$21,489
Short-term and variable lease cost (1)	1,445	2,938	1,478	3,011
Total lease cost	$8,747	$23,114	$8,915	$24,500

(1) Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.

Nordson Corporation 56

Notes to Consolidated Financial Statements — (Continued)

Supplemental cash flow information is summarized below for the twelve months ended October 31, 2021:

	Finance Leases	Operating Leases
Cash outflows for leases	$6,624	$20,231
Weighted average remaining lease term (years)	8.29	9.88
Weighted average discount rate	2.13%	1.68%
The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheet as of October 31, 2021. The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2022	$6,162	$18,942
2023	4,454	16,071
2024	2,498	13,825
2025	1,449	11,717
2026	1,063	11,073
Later years	7,527	54,562
Total minimum lease payments	23,153	126,190
Amounts representing interest	2,410	11,283
Present value of minimum lease payments	$20,743	$114,907
Rental expense for operating leases during the fiscal years ended October 31, 2021, 2020 and 2019 was $20,618, $22,061 and $19,131, respectively.
Capitalized net finance leases included in property, plant and equipment during the fiscal years ended October 31, 2021 and October 31, 2020 was $19,745 and $15,659, respectively.
Note 12 — Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

October 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,755	$—	$2,755	$—
Total assets at fair value	$2,755	$—	$2,755	$—
Liabilities:
Deferred compensation plans (b)	$9,115	$—	$9,115	$—
Foreign currency forward contracts (a)	4,507	—	4,507	—
Total liabilities at fair value	$13,622	$—	$13,622	$—
Nordson Corporation 57

Notes to Consolidated Financial Statements — (Continued)

October 31, 2020	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,700	$—	$2,700	$—
Total assets at fair value	$2,700	$—	$2,700	$—
Liabilities:
Deferred compensation plans (b)	$12,304	$—	$12,304	$—
Foreign currency forward contracts (a)	5,937	—	5,937	—
Total liabilities at fair value	$18,241	$—	$18,241	$—
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

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$812,352	$855,376	$1,105,995	$1,170,073
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
In 2021, we recognized net gains of $1,485 on foreign currency forward contracts and net losses of $7,411 from the change in fair value of balance sheet positions. In 2020, we recognized net losses of $5,899 on foreign currency forward contracts and net gains of $4,367 from the change in fair value of balance sheet positions. In 2019, we recognized net gains of $2,373 on foreign currency forward contracts and net losses of $2,231 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivables-net and Accrued liabilities, respectively in the Consolidated Balance Sheets.
Nordson Corporation 58

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by currency, the contracts outstanding at October 31, 2021 and 2020:

	Notional Amounts
	Sell	Buy
October 31, 2021 contract amounts:
Euro	$100,922	$325,581
Pound sterling	50,333	79,934
Japanese yen	14,338	45,436
Australian dollar	709	10,088
Hong Kong dollar	6,948	44,831
Singapore dollar	200	18,029
Others	16,367	86,492
Total	$189,817	$610,391
October 31, 2020 contract amounts:
Euro	$127,849	$259,510
Pound sterling	36,943	71,380
Japanese yen	23,262	41,133
Australian dollar	179	9,084
Hong Kong dollar	59,459	81,199
Singapore dollar	1,102	17,350
Others	6,985	73,310
Total	$255,779	$552,966
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2021 and 2020, there were no significant concentrations of credit risk.
Note 14 — Capital shares
Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2021, 2020 or 2019.
Common — We have 160,000 authorized common shares without par value. At October 31, 2021 and 2020, there were 98,023 common shares issued. At October 31, 2021 and 2020, the number of outstanding common shares, net of treasury shares, was 58,154 and 58,081, respectively.
Common shares repurchased as part of publicly announced programs during 2021, 2020 and 2019 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2021	262	55,033	$209.97
2020	303	38,138	$125.70
2019	949	114,790	$121.01
These amounts exclude share repurchases associated with employee equity award exercises and vesting.
Note 15 — Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan. As of October 31, 2021, a total of 2,253 common shares were available to be granted under the 2021 Plan.
Nordson Corporation 59

Notes to Consolidated Financial Statements — (Continued)

Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $6,946, $10,087 and $10,067 for 2021, 2020 and 2019, respectively.
The following table summarizes activity related to stock options during 2021:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2020	1,487	$122.45
Granted	93	$201.43
Exercised	(298)	$107.14
Forfeited or expired	(47)	$152.52
Outstanding at October 31, 2021	1,235	$130.93	$152,304	6.1 years
Expected to vest	561	$155.55	$55,335	7.3 years
Exercisable at October 31, 2021	671	$110.21	$96,638	5.0 years
Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$43 - $90	$91 - $140	$141 - $201
Number outstanding	204	626	405
Weighted-average remaining contractual life, in years	3.1	6.3	8.3
Weighted-average exercise price	$71.82	$122.31	$174.09
Number exercisable	204	399	68
Weighted-average exercise price	$71.82	$120.24	$167.15
As of October 31, 2021, there was $8,003 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.1 years.
The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020	2019
Expected volatility	30.8%-32.6%	24.5%-30.5%	24.1%-24.5%
Expected dividend yield	0.83%-0.85%	0.87%-1.16%	1.04%
Risk-free interest rate	0.43%-0.77%	0.44%-1.69%	2.84%-2.95%
Expected life of the option (in years)	5.3-6.2	5.3-6.3	5.3-6.2
The weighted-average expected volatility used to value options granted in 2021, 2020 and 2019 was 31.0 percent, 25.4 percent and 24.3 percent, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during 2021, 2020 and 2019 was $56.02, $38.57 and $31.74, respectively.
The total intrinsic value of options exercised during 2021, 2020 and 2019 was $32,791, $65,783 and $31,881, respectively.
Cash received from the exercise of stock options for 2021, 2020 and 2019 was $31,780, $50,853 and $26,020, respectively.
Nordson Corporation 60

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
For employee recipients, in the event of termination of employment due to early retirement, with consent of the Company, restricted shares and units granted within 12 months prior to termination are forfeited, and other restricted shares and units vest on a pro-rata basis, subject to the consent of the Compensation Committee. In the event of termination of employment due to normal retirement at age 65, restricted shares and units granted within 12 months prior to termination are forfeited, and, for other restricted shares and units, the restriction period applicable to restricted shares will lapse and the shares will vest and be transferable and all unvested units will become vested in full, subject to the consent of the Compensation Committee. In the event of a recipient's disability or death, all restricted shares and units granted within 12 months prior to termination fully vest. Termination for any other reason prior to the lapse of any restrictions or vesting of units results in forfeiture of the shares or units.
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
The following table summarizes activity related to restricted shares during 2021:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2020	58	$148.75
Granted	—	$—
Forfeited	(6)	$162.94
Vested	(33)	$141.32
Restricted at October 31, 2021	19	$157.36
As of October 31, 2021, there was $1,409 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.7 years. The amount charged to expense related to restricted shares was $2,054, $3,956 and $3,608 in 2021, 2020 and 2019, respectively. These amounts included common share dividends of $43, $87 and $84 in 2021, 2020 and 2019, respectively.
The following table summarizes activity related to restricted share units in 2021:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2020	—	$—
Granted	87	$202.41
Forfeited	(14)	$202.06
Vested	(6)	$198.58
Restricted share units at October 31, 2021	67	$202.81
As of October 31, 2021, there was $8,573 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.9 years. The amounts charged to expense related to restricted share units in 2021, 2020 and 2019 were $6,264, $1,181 and $1,052, respectively. Restricted share unit expense increased in 2021 compared to prior years as the granting of restricted share units has generally replaced the granting of stock options for key employees.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards granted in 2021. The per share values were $202.05 for 2021;
Nordson Corporation 61

Notes to Consolidated Financial Statements — (Continued)

$201.50 modified per share value compared to original per share values of $160.02, $133.01 and $184.04 for 2020; and $120.12 and $138.53 for 2019. The amount charged to expense for executive officers and selected other key employees in 2021 was $7,178. The amount credited to expense in 2020 was $2,732 and the amount charged to expense in 2019 was $2,989. The cumulative amount recorded in shareholders’ equity at October 31, 2021 and 2020 was $7,015 and $1,557, respectively. As of October 31, 2021, there was $15,271 of unrecognized compensation cost related to performance share incentive awards.
Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $96, $276 and $300 for 2021, 2020 and 2019, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during 2021:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2020	120	$60.81
Restricted stock units vested	4	$199.36
Dividend equivalents	1	$215.03
Distributions	(19)	$58.86
Outstanding at October 31, 2021	106	$68.11
The amount charged to expense related to director deferred compensation was $262, $175 and $154 in 2021, 2020 and 2019, respectively.
Shares reserved for future issuance — At October 31, 2021, there were 1,835 of common shares reserved for future issuance through the exercise of outstanding options or rights.
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
Nordson Corporation 62

Notes to Consolidated Financial Statements — (Continued)

and inspection to ensure quality. Related single-use plastic molded syringes, cartridges, tips, fluid connection components, tubing, balloons and catheters are used to dispense or control fluids in production processes or within customers’ end products. This segment predominantly serves customers in the electronics, medical and related high-tech industrial markets.
The financial information presented herein reflects the impact of the preceding changes and prior periods have been revised to reflect these changes.
No single customer accounted for 10 percent or more of sales in 2021, 2020 or 2019.
The following table presents information about our reportable segments:

	Industrial Precision Solutions	Advanced Technology Solutions	Corporate		Total
Year ended October 31, 2021
Net external sales	$1,246,947	$1,115,262	$—		$2,362,209
Depreciation and amortization	25,673	68,426	9,784		103,883
Operating profit (loss)	414,192	271,660	(70,725)		615,127
Identifiable assets (b)	898,051	1,902,637	967,796	(a)	3,768,484
Property, plant and equipment expenditures	9,009	23,064	6,230		38,303
Year ended October 31, 2020
Net external sales	$1,143,423	$977,677	$—		$2,121,100
Depreciation and amortization	38,939	64,543	9,820		113,302
Operating profit (loss)	208,028	191,602	(50,085)		349,545
Identifiable assets (b)	882,946	1,849,391	948,048	(a)	3,680,385
Property, plant and equipment expenditures	18,545	31,520	470		50,535
Year ended October 31, 2019
Net external sales	$1,208,376	$985,850	$—		$2,194,226
Depreciation and amortization	38,333	62,836	9,075		110,244
Operating profit (loss)	329,054	205,609	(51,550)		483,113
Identifiable assets (b)	997,460	1,740,259	782,188	(a)	3,519,907
Property, plant and equipment expenditures	30,400	26,010	7,834		64,244
(a)Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities, the major portion of our enterprise management system, and intangible assets. Includes assets held for sale in 2020, see Note 4.
(b)Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.
Nordson Corporation 63

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2021	2020	2019
Net external sales
United States	$789,303	$755,642	$758,383
Americas	179,807	141,473	167,661
Europe	617,492	536,636	571,596
Japan	107,572	126,601	126,756
Asia Pacific	668,035	560,748	569,830
Total net external sales	$2,362,209	$2,121,100	$2,194,226
Long-lived assets
United States	$311,254	$329,390	$286,894
Americas	11,624	2,307	1,948
Europe	67,776	69,854	44,041
Japan	18,318	22,733	6,169
Asia Pacific	57,444	56,459	59,843
Total long-lived assets	$466,416	$480,743	$398,895
Long-lived assets includes property, plant and equipment - net and operating right of use lease assets, which were recorded as a result of the new lease standard as codified in ASC 842 and excludes amounts held for sale in 2020, see Note 4. The increase in 2020 was driven primarily by the recording of the operating right of use lease assets.
A reconciliation of total segment operating profit to total consolidated income before income taxes is as follows:

	2021	2020	2019
Total profit for reportable segments	$615,127	$349,545	$483,113
Interest expense	(25,491)	(32,160)	(47,145)
Interest and investment income	2,150	1,681	1,844
Other-net	(17,610)	(17,577)	(6,708)
Income before income taxes	$574,176	$301,489	$431,104
A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2021	2020	2019
Total identifiable assets for reportable segments	$3,768,484	$3,680,385	$3,519,907
Customer advance payments	77,868	42,323	41,131
Eliminations	(55,391)	(48,052)	(44,591)
Total consolidated assets	$3,790,961	$3,674,656	$3,516,447
Note 17 — Supplemental information for the statement of cash flows

	2021	2020	2019
Cash operating activities:
Interest paid	$27,122	$31,095	$50,578
Income taxes paid	106,942	80,849	104,326

Nordson Corporation 64

Notes to Consolidated Financial Statements — (Continued)

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
Class Action Litigation
On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code. Plaintiff seeks, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs. Following mediation in June 2020, the parties agreed to settle the lawsuit, subject to the execution of a written settlement agreement and court approval. In November 2021, we received final court approval of the settlement on the previously agreed upon terms. Management believes, based on currently available information, that the ultimate outcome of the proceeding described above will not have a material adverse effect on our financial condition or results of operations.
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2021 and October 31, 2020, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $319 and $360, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Note 19 — Subsequent Events
On August 24, 2021, we entered into an agreement to acquire NDC Technologies (NDC), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. The acquisition, which was completed on November 1, 2021, expanded our test and inspection platform and will be reported in our Advanced Technology Solutions segment. The all-cash transaction of approximately $180,000 was funded using cash from operations and is not expected to have a material impact on our consolidated financial statements.
Nordson Corporation 65

Management’s Report on Internal Control Over Financial Reporting
The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.
Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2021.
Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2021.
The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2021. Their report is included herein.

/s/ Sundaram Nagarajan	/s/ Joseph P. Kelley
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

December 17, 2021	December 17, 2021

Nordson Corporation 66

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on Internal Control over Financial Reporting
We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 17, 2021 expressed an unqualified opinion thereon.
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
December 17, 2021
Nordson Corporation 67

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 17, 2021 expressed an unqualified opinion thereon.
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
Nordson Corporation 68

Valuation of Goodwill
Description of the Matter
At October 31, 2021, the Company had $1,713,148 thousand of goodwill. As discussed in Note 6 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. The Company performed a quantitative impairment test for all reporting units in fiscal 2021. As part of the quantitative impairment test, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
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
December 17, 2021
Nordson Corporation 69

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2021. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2021 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this annual report and are incorporated by reference.
(c)Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Nordson Corporation 70

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the captions “Proposal 1: Election of Directors Whose Terms Expire in 2025” and "Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers, and Large Beneficial Owners—Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders. Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption “Committees of the Board of Directors” of our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.
Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this annual report under the caption “Information about Our Executive Officers.”
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
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation for Fiscal Year 2021,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2021,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Benefits Upon Termination or Change of Control,” “CEO Pay Ratio,” "Risks Related to Executive Compensation Policies and Practices," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

Nordson Corporation 71

Equity Compensation Plan Information
The following table sets forth (in whole shares) information regarding equity compensation plans in effect as of October 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column) (3)
Equity compensation plans approved by security holders	1,628,707	$130.93	2,253,249
Equity compensation plans not approved by security holders	—	—	—
Total	1,628,707	$130.93	2,253,249
(1) The number of shares reported may overstate dilution due to the inclusion of performance-based awards at their maximum payout level.
(2) Full value equity awards such as performance share incentive awards are not taken into account in the weighted-average price, as such awards have no exercise price.
(3) As of October 31, 2021, includes shares available for future issuance under the 2021 Plan, including for awards other than options, warrants and rights.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” and the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.
Nordson Corporation 72

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following are filed as part of this annual report:
(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2021
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2021
Consolidated Balance Sheets as of October 31, 2021 and October 31, 2020
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2021
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2021
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a) 2. Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2021.
No other consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.
(a) 3. Exhibits
The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.
Nordson Corporation 73

Table Table of Contents
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

Nordson Corporation 74

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

10-e-4	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (First Amendment Effective July 9, 2009 filed herewith)*
10-e-5	Nordson Corporation 2005 Excess Defined Benefit Pension Plan (Second Amendment Effective July 1, 2021 filed herewith)*
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

10-g-8	Nordson Corporation 2021 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Form 8-K dated March 2, 2021)*
10-g-9	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Award - Key Employees (incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 19, 2021)*
10-g-10	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Award - Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated April 19, 2021)*
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

10-l	Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated June 14, 2019)*
10-m	Separation agreement between John J. Keane and Nordson Corporation, effective February 1, 2021 (incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q dated March 4, 2021)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Nordson Corporation 75

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2021, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2021, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2021, 2020 and 2019, (iii) the Consolidated Balance Sheets at October 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2021, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).
*    Indicates management contract or compensatory plan, contract or arrangement in which one or more directors and/or executive officers of Nordson Corporation may be participants.
**    Schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Registrant will provide a copy of any omitted schedule to the SEC or its staff upon request.
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSON CORPORATION

Date: December 17, 2021	By:	/s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer

Nordson Corporation 76

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

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2021
Sundaram Nagarajan

/s/ Joseph P. Kelley	Executive Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 17, 2021
Joseph P. Kelley

/s/ Michael J. Merriman, Jr.	Chair of the Board	December 17, 2021
Michael J. Merriman, Jr.

/s/ Dr. John A. DeFord	Director	December 17, 2021
Dr. John A. DeFord

/s/ Arthur L. George, Jr.	Director	December 17, 2021
Arthur L. George, Jr.

/s/ Frank M. Jaehnert	Director	December 17, 2021
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 17, 2021
Ginger M. Jones

/s/ Jennifer A. Parmentier	Director	December 17, 2021
Jennifer A. Parmentier

/s/ Mary G. Puma	Director	December 17, 2021
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 17, 2021
Victor L. Richey, Jr.

Nordson Corporation 77

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Charged to Expense	Deductions	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2019	$9,580	2,254	1,840	(193)	$9,801
2020	$9,801	2,165	3,074	153	$9,045
2021	$9,045	32	1,572	47	$7,552
Inventory Obsolescence and Other Reserves
2019	$37,545	10,623	8,720	(71)	$39,377
2020	$39,377	24,767	23,255	426	$41,315
2021	$41,315	11,718	7,436	266	$45,863

Nordson Corporation 78