Form 10-Q
period 2022-01-31
NORDSON CORP
filed 2022-02-25
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 22, 2022:  57,940,570

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except for per share data)	January 31, 2022	January 31, 2021
Sales	$609,166	$526,566
Operating costs and expenses:
Cost of sales	269,032	236,606
Selling and administrative expenses	184,274	180,935
	453,306	417,541
Operating profit	155,860	109,025
Other income (expense):
Interest expense	(5,650)	(6,932)
Interest and investment income	465	380
Other - net	1,292	(4,661)
	(3,893)	(11,213)
Income before income taxes	151,967	97,812
Income taxes	31,558	20,230
Net income	$120,409	$77,582
Average common shares	58,152	58,059
Incremental common shares attributable to equity compensation	667	696
Average common shares and common share equivalents	58,819	58,755
Basic earnings per share	$2.07	$1.34
Diluted earnings per share	$2.05	$1.32
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	January 31, 2022	January 31, 2021
Net income	$120,409	$77,582
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(13,358)	28,433
Amortization of prior service cost and net actuarial losses, net of tax	3,060	2,997
Total other comprehensive income	(10,298)	31,430
Total comprehensive income	$110,111	$109,012
See accompanying notes.

Nordson Corporation
Condensed Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	January 31, 2022	October 31, 2021
Cash and cash equivalents	$170,539	$299,972
Receivables - net	465,721	489,389
Inventories - net	366,380	327,195
Prepaid expenses and other current assets	51,595	48,282
Total current assets	1,054,235	1,164,838
Property, plant and equipment - net	361,567	355,565
Operating right of use lease assets	111,760	110,851
Goodwill	1,836,485	1,713,148
Intangible assets - net	374,149	357,367
Deferred income taxes	18,733	11,381
Other assets	78,061	77,811
Total assets	$3,834,990	$3,790,961

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$96,503	$91,689
Income taxes payable	30,863	16,636
Accrued liabilities	159,245	201,992
Customer advanced payments	85,594	77,868
Current maturities of long-term debt and notes payable	34,149	34,188
Operating lease liability - current	17,358	17,222
Finance lease liability - current	5,755	5,799
Total current liabilities	429,467	445,394
Long-term debt	773,191	781,709
Operating lease liability - noncurrent	98,459	97,685
Finance lease liability - noncurrent	14,670	14,944
Deferred income taxes	99,129	88,467
Pension obligations	78,112	80,584
Postretirement obligations	83,101	82,652
Other long-term liabilities	40,233	40,396
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	598,772	585,334
Retained earnings	3,355,712	3,265,027
Accumulated other comprehensive loss	(186,133)	(175,835)
Common shares in treasury, at cost	(1,561,976)	(1,527,649)
Total shareholders' equity	2,218,628	2,159,130
Total liabilities and shareholders' equity	$3,834,990	$3,790,961
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Shareholders’ Equity

	Three months ended January 31, 2022
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	5,046	—	—	675	5,721
Stock-based compensation	—	8,392	—	—	—	8,392
Purchase of treasury shares (147,784 shares)	—	—	—	—	(35,002)	(35,002)
Dividends paid ($0.51 per share)	—	—	(29,724)	—	—	(29,724)
Net income	—	—	120,409	—	—	120,409
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	(13,358)	—	(13,358)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,060	—	3,060
January 31, 2022	$12,253	$598,772	$3,355,712	$(186,133)	$(1,561,976)	$2,218,628

	Three months ended January 31, 2021
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	6,462	—	—	976	7,438
Stock-based compensation	—	10,120	—	—	—	10,120
Purchase of treasury shares (27,347 shares)	—	—	—	—	(5,310)	(5,310)
Dividends paid($0.39 per share)	—	—	(22,672)	—	—	(22,672)
Net income	—	—	77,582	—	—	77,582
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,433	—	28,433
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,997	—	2,997
January 31, 2021	$12,253	$551,266	$2,963,252	$(194,688)	$(1,474,900)	$1,857,183
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Three Months Ended
Cash flows from operating activities:	January 31, 2022	January 31, 2021
Net income	$120,409	$77,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,390	26,020
Non-cash stock compensation	8,392	10,120
Deferred income taxes	1,785	(373)
Other non-cash expense	653	163
Loss on sale of property, plant and equipment	193	361
Changes in operating assets and liabilities	(29,217)	16,152
Other	(9,518)	13,264
Net cash provided by operating activities	118,087	143,289
Cash flows from investing activities:
Additions to property, plant and equipment	(12,491)	(7,917)
Proceeds from sale of property, plant and equipment	7	22
Acquisition of business, net of cash acquired	(171,613)	—
Net cash used in investing activities	(184,097)	(7,895)
Cash flows from financing activities:
Proceeds from long-term debt	361	—
Repayment of long-term debt	(1,618)	(100,000)
Repayment of finance lease obligations	(1,640)	(1,734)
Issuance of common shares	5,721	7,438
Purchase of treasury shares	(35,002)	(5,310)
Dividends paid	(29,724)	(22,672)
Net cash used in financing activities	(61,902)	(122,278)

Effect of exchange rate changes on cash	(1,521)	4,329
Increase (decrease) in cash and cash equivalents	(129,433)	17,445
Cash and cash equivalents at beginning of period	299,972	208,293
Cash and cash equivalents at end of period	$170,539	$225,738
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2022
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2021.
Consolidation.  The Condensed Consolidated Financial Statements include the accounts of Nordson Corporation and its 100%-owned and controlled subsidiaries. Investments in affiliates and joint ventures in which our ownership is 50% or less or in which we do not have control but have the ability to exercise significant influence, are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements.  Actual amounts could differ from these estimates.
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Condensed Consolidated Balance Sheets. Revenues deferred as of January 31, 2022 and 2021 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Condensed Consolidated Balance Sheets and were not material at January 31, 2022 and October 31, 2021. Revenue recognized over time represented approximately 9% and 11% of our overall consolidated revenues at January 31, 2022 and 2021, respectively.
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

Nordson Corporation
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
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to our Operating segments note for details.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2022 and January 31, 2021 were 83 and 92, respectively.
Recently issued accounting standards
There have been no new accounting standards issued which would require either disclosure or adoption during the current period.
Acquisitions
Business acquisitions have been accounted for using the acquisition method, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Consolidated Statements of Income.
2022 Acquisition
On November 1, 2021, we acquired 100% of NDC Technologies (NDC), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. We acquired NDC for an aggregate purchase price of $171,613, net of cash of approximately $7,533 and other working capital adjustments of $2,763, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $129,856 and identifiable intangible assets of $31,130 were recorded. The identifiable intangible assets consist primarily of $10,800 of tradenames (amortized over thirteen years), $10,000 of technology (amortized over seven years), $9,500 of customer relationships (amortized over four years) and $830 of non-compete agreements (amortized over three years). Goodwill associated with this acquisition of $73,300 is tax deductible. This acquisition is being reported in our Industrial Precision Solutions segment and the results of NDC are not material to our Consolidated Financial Statements. As of January 31, 2022, the purchase price allocation remains preliminary as we complete our assessments of intangible assets and income taxes.
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
Accounts receivable are net of an allowance for credit losses of $8,553 and $7,552 at January 31, 2022 and October 31, 2021, respectively. The provision for losses on receivables was $471 and $388 for the three months ended January 31, 2022 and October 31, 2021, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts.

Nordson Corporation
Inventories
Components of inventories were as follows:

	January 31, 2022	October 31, 2021
Finished goods	$225,518	$211,628
Raw materials and component parts	136,414	111,089
Work-in-process	63,555	54,557
	425,487	377,274
Obsolescence and other reserves	(52,729)	(45,863)
LIFO reserve	(6,378)	(4,216)
	$366,380	$327,195
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	January 31, 2022	October 31, 2021
Land	$9,447	$9,238
Land improvements	4,675	4,786
Buildings	269,277	263,399
Machinery and equipment	512,886	491,180
Enterprise management system	50,532	50,532
Construction-in-progress	31,576	32,719
Leased property under capitalized leases	37,230	37,506
	915,623	889,360
Accumulated depreciation and amortization	(554,056)	(533,795)
	$361,567	$355,565
Depreciation expense was $12,305 and $12,940 for the three months ended January 31, 2022 and 2021, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the three months ended January 31, 2022 by operating segment were as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2021	$415,020	$1,298,128	$1,713,148
Acquisitions	129,856	—	129,856
Currency effect	(3,700)	(2,819)	(6,519)
Balance at January 31, 2022	$541,176	$1,295,309	$1,836,485

The increase in goodwill for the three months ended January 31, 2022 was due to the acquisition of NDC. See Acquisitions Note for additional details.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	January 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$491,028	$233,565	$257,463
Patent/technology costs	163,245	91,572	71,673
Trade name	84,744	41,166	43,578
Non-compete agreements	10,641	9,215	1,426
Other	1,401	1,392	9
Total	$751,059	$376,910	$374,149

	October 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,815	$226,658	$257,157
Patent/technology costs	154,267	89,299	64,968
Trade name	74,301	39,858	34,443
Non-compete agreements	9,896	9,099	797
Other	1,385	1,383	2
Total	$723,664	$366,297	$357,367
Amortization expense for the three months ended January 31, 2022 and 2021 was $13,085 and $13,080, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of NDC.
Pension and other postretirement plans
The components of net periodic pension cost for the three months ended January 31, 2022 and 2021 were:

	U.S.		International
	2022	2021	2022	2021
Service cost	$5,187	$5,766	$489	$518
Interest cost	3,583	3,340	298	220
Expected return on plan assets	(7,878)	(6,753)	(393)	(391)
Amortization of prior service credit	12	(20)	(18)	(77)
Amortization of net actuarial loss	2,766	3,574	607	790
Total benefit cost	$3,670	$5,907	$983	$1,060

The components of net periodic pension cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.
The components of other postretirement benefit costs for the three months ended January 31, 2022 and 2021 were:

	U.S.		International
	2022	2021	2022	2021
Service cost	$195	$176	$3	$4
Interest cost	488	454	3	3
Amortization of net actuarial (gain) loss	263	347	(12)	(10)
Total benefit cost (income)	$946	$977	$(6)	$(3)

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2022 and 2021 was 20.8% and 20.7%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $1,115 and $799 for the three months ended January 31, 2022 and 2021, respectively.
Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2021	$(33,389)	$(142,446)	$(175,835)
Amortization of prior service costs and net actuarial losses, net of tax of ($958)	—	3,060	3,060
Foreign currency translation adjustments	(13,358)	—	(13,358)
Balance at January 31, 2022	$(46,747)	$(139,386)	$(186,133)
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan. As of January 31, 2022, a total of 2,108 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,772 and $2,236 for the three months ended January 31, 2022 and 2021, respectively.
The following table summarizes activity related to stock options for the three months ended January 31, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2021	1,235	$130.93
Granted	83	267.51
Exercised	(48)	120.27
Forfeited or expired	(3)	140.47
Outstanding at January 31, 2022	1,267	$140.29	$119,828	6.1 years
Expected to vest	391	$186.03	$21,069	7.9 years
Exercisable at January 31, 2022	873	$119.62	$98,565	5.2 years
As of January 31, 2022, there was $12,692 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.2 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended	January 31, 2022			January 31, 2021
Expected volatility	30.6%	-	30.8%	30.8%	-	32.6%
Expected dividend yield	0.76%	-	0.76%	0.83%	-	0.83%
Risk-free interest rate	1.36%	-	1.47%	0.43%	-	0.54%
Expected life of the option (in years)	5.3	-	6.2	5.3	-	6.2
The weighted-average expected volatility used to value the 2022 and 2021 options was 30.6% and 31.0%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the three months ended January 31, 2022 and 2021 was $79.03 and $56.05, respectively.
The total intrinsic value of options exercised during the three months ended January 31, 2022 and 2021 was $6,961 and $5,435, respectively.
Cash received from the exercise of stock options for the three months ended January 31, 2022 and 2021 was $5,721 and $7,438, respectively.
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
The following table summarizes activity related to restricted shares during the three months ended January 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2021	19	$157.36
Vested	(9)	144.06
Restricted shares at January 31, 2022	10	$168.88
As of January 31, 2022, there was $1,101 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.6 years. The amount charged to expense related to restricted shares during the three months ended January 31, 2022 and 2021 was $314 and $964, respectively, which included common share dividends of $5 and $18, respectively.

Nordson Corporation
The following table summarizes activity related to restricted share units during the three months ended January 31, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2021	67	$202.81
Granted	39	266.11
Forfeited	(1)	219.03
Vested	(14)	201.32
Restricted share units at January 31, 2022	91	$229.66
As of January 31, 2022, there was $16,216 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.1 years. The amount charged to expense related to restricted share units during each of the three months ended January 31, 2022 and 2021 was $2,273 and $2,092, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $260.60 and $273.50 for 2022 and $202.50 for 2021. The amount charged to expense related to performance awards was $3,944 and $4,755 for the three months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, there was $18,453 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2022 and 2021 was $18 and $29, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2021	106	$68.11
Distributions	(4)	49.08
Outstanding at January 31, 2022	102	$69.40
The amount charged to expense related to director deferred compensation for the three months ended January 31, 2022 and 2021 was $76 and $62.
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

Nordson Corporation
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Beginning balance at October 31	$11,113	$10,550
Accruals for warranties	3,865	3,870
Warranty payments	(3,051)	(3,594)
Currency effect	(10)	259
Ending balance	$11,917	$11,085
Operating segments
We conduct business across two primary operating segments:  Industrial Precision Solutions (IPS) and Advanced Technology Solutions (ATS). The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Condensed Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are generally the same as those described in Note - Significant Accounting Policies.
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
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
January 31, 2022
Net external sales	$323,933	$285,233	$—	$609,166
Operating profit (loss)	102,187	76,327	(22,654)	155,860
January 31, 2021
Net external sales	$288,416	$238,150	$—	$526,566
Operating profit (loss)	83,403	47,201	(21,579)	109,025
We had significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2022	January 31, 2021
United States	$191,377	$185,316
Americas	48,525	36,138
Europe	155,985	135,151
Japan	25,558	27,115
Asia Pacific	187,721	142,846
Total net external sales	$609,166	$526,566
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Nordson Corporation
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,451	$—	$2,451	$—
Total assets at fair value	$2,451	$—	$2,451	$—
Liabilities:
Deferred compensation plans (b)	$10,473	$—	$10,473	$—
Foreign currency forward contracts (a)	7,801	—	7,801	—
Total liabilities at fair value	$18,274	$—	$18,274	$—

October 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,755	$—	$2,755	$—
Total assets at fair value	$2,755	$—	$2,755	$—
Liabilities:
Deferred compensation plans (b)	$9,115	$—	$9,115	$—
Foreign currency forward contracts (a)	4,507	—	4,507	—
Total liabilities at fair value	$13,622	$—	$13,622	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables, and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	January 31, 2022
	Carrying Amount	Fair Value
Long-term debt (including current portion), excluding unamortized debt issuance costs	$807,340	$859,728
We used the following methods and assumptions in estimating the fair value of financial instruments:
•Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs.
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

Nordson Corporation
For the three months ended January 31, 2022, we recognized a net loss of $3,598 on foreign currency forward contracts and a realized net gain of $3,962 from the change in fair value of balance sheet positions. For the three months ended January 31, 2021, we recognized a net gain of $9,342 on foreign currency forward contracts and a net loss of $12,102 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2022 and 2021:

	Notional Amounts
January 31, 2022 contract amounts:	Sell	Buy
Euro	$102,132	$338,128
British pound	34,657	70,869
Japanese yen	12,315	40,384
Australian dollar	325	10,026
Hong Kong dollar	—	49,595
Singapore dollar	1,079	18,214
Others	15,792	87,704
Total	$166,300	$614,920

	Notional Amounts
January 31, 2021 contract amounts:	Sell	Buy
Euro	$122,414	$270,516
British pound	20,206	60,579
Japanese yen	25,011	42,370
Australian dollar	193	9,255
Hong Kong dollar	60,949	88,915
Singapore dollar	204	16,983
Others	9,649	81,018
Total	$238,626	$569,636
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2022 and 2021, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	January 31, 2022	October 31, 2021
Notes payable	$3,506	$3,545
Senior notes, due 2022-2025	79,000	79,000
Senior notes, due 2022-2027	78,572	78,572
Senior notes, due 2023-2030	350,000	350,000
Euro loan, due 2023	297,685	306,358
	808,763	817,475
Less current maturities and notes payable	34,149	34,188
Less unamortized debt issuance costs	1,423	1,578
Long-term maturities	$773,191	$781,709
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At January 31, 2022 and October 31, 2021, we had no balances outstanding under this facility.

Nordson Corporation
Senior notes, due 2022-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 1.70 years. The weighted-average interest rate at January 31, 2022 was 3.10%.
Senior notes, due 2022-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 2.94 years. The weighted-average interest rate at January 31, 2022 was 3.08%.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 3.79 years. The weighted-average interest rate at January 31, 2022 was 3.90%.
Euro loan, due 2023 — In March 2020, we amended, restated and extended the term of our existing euro term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at January 31, 2022 was 0.71% percent.
We were in compliance with all covenants at January 31, 2022 and the amount we could borrow would not have been limited by any debt covenants.
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
Class Action Litigation
On February 22, 2019, a former employee, Mr. Ortiz, filed a purported class action lawsuit in the San Diego County Superior Court, California, against Nordson Asymtek, Inc. and Nordson Corporation, alleging various violations of the California Labor Code.  Plaintiff sought, among other things, an unspecified amount for unpaid wages, actual, consequential and incidental losses, penalties, and attorneys’ fees and costs.  Following mediation in June 2020, the parties agreed to settle the lawsuit, subject to the execution of a written settlement agreement and court approval. During the first quarter of 2022, the court approved the final settlement agreement and the matter, which was fully reserved for, is now fully resolved.
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the Site) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At January 31, 2022 and October 31, 2021, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $313 and $319, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Overview
Nordson Corporation is an innovative precision technology company that leverages a scalable growth framework to deliver top tier growth with leading margins and returns. The Company’s direct sales model and applications expertise serves global customers through a wide variety of critical applications. Its diverse end market exposure includes consumer non-durable, medical, electronics and industrial end markets. Founded in 1954 and headquartered in Westlake, Ohio, the Company has approximately 7,100 employees with operations and support offices in over 35 countries.
COVID-19 Update
In December 2019, a novel strain of coronavirus (COVID-19) emerged and has since spread to other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 as a pandemic (the COVID-19 pandemic). The COVID-19 pandemic, including multiple variants, has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business interruptions and other measures.
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
NDC Acquisition
On November 1, 2021, the Company acquired NDC, a test and inspection business, focused on measurement and controls solutions serving consumer non-durable, film extrusion & converting, cable & tubing and energy storage markets. Upon integration, financial reporting for NDC was integrated into the Industrial Precision Solutions segment to better leverage growth opportunities within shared industrial and consumer non-durable end markets and related sales channels.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2021 (the 2021 Form 10-K). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2021.
Results of Operations
Three months ended January 31, 2022
Worldwide sales for the three months ended January 31, 2022 were $609,166, an increase of 15.7% from sales of $526,566 for the comparable period of 2021. The increase consisted of a 16.0% increase in organic sales volume and a favorable net 1.6% increase due to acquisitions and divestitures, which was partially offset by an unfavorable effect from currency translation of 1.9%. The organic sales increase was driven by strong demand across most end markets.

Nordson Corporation
Sales outside the United States accounted for 68.6% of our sales in the three months ended January 31, 2022 compared to 64.8% in the comparable period of 2021. On a geographic basis, sales in the United States were $191,377, an increase of 3.3% compared to 2021, consisting of a 2.8% increase in organic sales volume and a net 0.5% increase from acquisitions and divestitures. In the Asia Pacific region, sales were $187,721, an increase of 31.4% from 2021, consisting of an organic sales volume increase of 29.4% and a net 2.1% increase due to acquisitions and divestitures, partially offset by unfavorable currency effects of 0.1%. In Europe, sales were $155,985, an increase of 15.4% from 2021, consisting of an organic sales volume increase of 16.6% and a net 3.9% increase due to acquisitions and divestitures, offset by unfavorable currency effects of 5.1%. In the Americas region, sales were $48,525, an increase of 34.3% from 2021, consisting of an organic sales volume increase of 36.6%, partially offset by unfavorable currency effects of 1.4%, and a net decrease of 0.9% due to acquisitions and divestitures. In Japan, sales were $25,558, a decrease of 5.7% from 2021, consisting of an organic sales volume increase of 3.5% offset by unfavorable currency effects of 9.0% and a net 0.2% decrease due to acquisitions and divestitures.
Cost of sales for the three months ended January 31, 2022 were $269,032, up from $236,606 in the comparable period of 2021. Gross profit, expressed as a percentage of sales, increased to 55.8% from 55.1% in the comparable period of 2021. The 0.7 percentage point increase in gross margin was primarily driven by the divestiture of the screws and barrel product line, which contributed 1.1 percentage points, partially offset by inventory step-up amortization related to acquisition of NDC Technologies (NDC) in 2022.
Selling and administrative expenses for the three months ended January 31, 2022 were $184,274, up from $180,935 in the comparable period of 2021. The 1.8% increase was primarily driven by the first year effect of acquisitions, partially offset by favorable currency translation effects.
Operating profit increased to $155,860 for the three months ended January 31, 2022, compared to $109,025 in the comparable period of 2021. Operating profit as a percentage of sales increased to 25.6% for the three months ended January 31, 2022 compared to 20.7% in the comparable period of 2021. The improved profitability was primarily driven by the 16.0% increase in organic sales volume and the product line divestiture, which combined contributed 5.4 percentage points, partially offset by inventory step-up amortization related to our acquisition of NDC. Favorable sales mix and continued cost control measures also positively impacted operating profit.
Interest expense for the three months ended January 31, 2022 was $5,650, compared to $6,932 in the comparable period of 2021. The decrease was due to lower average debt levels compared to the prior year period. Other income was $1,292 compared to other expense of $4,661 in the comparable period of 2021. Included in 2022 other income were pension income of $281 and $364 in foreign currency gains. Included in 2021 other expense were pension costs of $1,476 and $2,760 of foreign currency losses.
Net income for the three months ended January 31, 2022 was $120,409, or $2.05 per diluted share, compared to $77,582, or $1.32 per diluted share, in the same period of 2021. This represents a 55.2% increase in net income, and a 55.3% increase in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $323,933 in the three months ended January 31, 2022, an increase of 12.3% from sales in the comparable period of 2021 of $288,416. The increase was the result of an organic sales volume increase of 12.0% and a net acquisition/divestiture impact of 3.2%, partially offset by unfavorable currency effects that decreased sales by 2.9%. The organic sales volume increase was driven by continued demand in consumer non-durable and industrial end markets, particularly in Asia.
Operating profit as a percentage of sales increased to 31.5% for the three months ended January 31, 2022 compared to 28.9% in the comparable period of 2021. The 2.6 percentage point improvement in operating margin was primarily due to the organic sales volume increase of 12.0% and favorable selling and administrative expense leverage which contributed 1.8 percentage points. The net impact of product line divestiture and an acquisition contributed 0.9 of a percentage point, inclusive of inventory step-up amortization related to our 2022 acquisition.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $285,233 in the three months ended January 31, 2022, an increase of 19.8% from sales in the comparable period of 2021 of $238,150. The increase was the result of organic sales volume increase of 20.6%, partially offset by an unfavorable currency effect of 0.8%. The segment had organic sales growth across all of its end markets with particular strength in its electronics dispense product lines which grew approximately 40% over prior year.
Operating profit as a percentage of sales increased to 26.8% for the three months ended January 31, 2022 compared to 19.8% in the comparable period of 2021. The 7.0 percentage point improvement in operating margin was primarily due to the 20.6% organic sales volume increase and favorable selling and administrative expense leverage. Favorable product sales mix, manufacturing efficiencies and pricing helped offset cost inflation in material, labor, and logistics.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2022 was 20.8% and 20.7%, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2022 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2021. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2022 were translated at exchange rates in effect during the same period of 2021, we estimated that sales would have been approximately $9,800 higher while costs of sales and selling and administrative expenses would have been approximately $6,000 higher.
Financial Condition
Liquidity and Capital Resources
During the three months ended January 31, 2022, cash and cash equivalents decreased $129,433 as cash was used to fund the NDC acquisition, partially offset by cash generated from operations in the quarter. Cash provided by operations during this period was $118,087 compared to $143,289 for the three months ended January 31, 2021. Changes in operating assets and liabilities decreased cash by $29,217 in the three months ended January 31, 2022 compared to increasing cash by $16,152 in the comparable period of 2021, primarily related to investments in inventory.
Cash used in investing activities was $184,097 for the three months ended January 31, 2022, compared to $7,895 used in the comparable period of 2021. During the three months ended January 31, 2022, cash of $171,613 was used for the NDC acquisition and cash of $12,491 was used for capital expenditures. During the three months ended January 31, 2021, $7,917 was used for capital expenditures. The increase in capital expenditures related primarily to capacity expansion in our medical fluid components product line.
Cash used in financing activities was $61,902 for the three months ended January 31, 2022, compared to $122,278 used in the comparable period of 2021. The three months ended January 31, 2021 included a repayment of long-term debt of $100,000. In the three months ended January 31, 2022, cash of $29,724 was used for dividend payments and cash of $35,002 was used for the purchase of treasury shares, compared to $22,672 and $5,310, respectively, in the comparable period of 2021.
The following is a summary of significant changes in balance sheet captions from October 31, 2021 to January 31, 2022. Inventories-net increased by $39,185 to meet expected demand and exiting backlog and as a result of the NDC acquisition. Goodwill increased by $129,856 due to the NDC acquisition. Accrued liabilities decreased by $42,747 due primarily to incentive compensation payments made in the quarter ending January 31, 2022.
We believe the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for 2022. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company. We were in compliance with all debt covenants at January 31, 2022. Refer to our Long-term debt footnote in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding.
Outlook
Backlog entering the second quarter of fiscal year 2022 is over $900 million. The Company continues to see extended shipment request dates in conjunction with large orders from our customers in electronics, industrials, and medical end markets. Based on anticipated sales timing, supply chain constraints and labor availability, we expect fiscal 2022 second quarter sales growth to be in the range of 6% to 10% compared to fiscal 2021 second quarter, full-year revenue growth of 7% to 10% compared to fiscal year 2021 and earnings per share growth for the second quarter and fiscal year of 2022 compared to the same fiscal periods of 2021.
Safe Harbor Statements Under The Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things,

Nordson Corporation
income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of NDC; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the current COVID-19 pandemic.
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
Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2021 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2022. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2022 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2021 Form 10-K. Many of the risks identified in the 2021 Form 10-K have been, and may be further, exacerbated by the impact of the COVID-19 pandemic and the actions taken by governmental entities, businesses, individuals and others in response to the pandemic.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended January 31, 2022:

(in whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2021 to November 30, 2021	4,199	$267.96	—	$392,070
December 1, 2021 to December 31, 2021	15,689	$251.29	12,665	$388,897
January 1, 2022 to January 31, 2022	127,589	$234.05	127,332	$359,097
Total	147,477		139,997
(1)Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2)In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $359,097 of the total $1,000,000 authorized remained available for share repurchases at January 31, 2022. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

ITEM 6.	EXHIBITS

10.1	Separation agreement between Gregory P. Merk and Nordson Corporation, effective January 31, 2022
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2022 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2022 and 2021, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended January 31, 2022 and 2021, (iii) the Condensed Consolidated Balance Sheets at January 31, 2022 and October 31, 2021, (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 25, 2022	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)