Form 10-Q
period 2022-04-30
NORDSON CORP
filed 2022-05-27
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 25, 2022:  57,511,790

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Sales	$635,403	$589,538	$1,244,569	$1,116,104
Operating costs and expenses:
Cost of sales	277,768	251,839	546,800	488,445
Selling and administrative expenses	173,662	171,308	357,936	352,243
	451,430	423,147	904,736	840,688
Operating profit	183,973	166,391	339,833	275,416
Other income (expense):
Interest expense	(5,361)	(7,139)	(11,011)	(14,071)
Interest and investment income	419	449	884	829
Other - net	(39,764)	(3,843)	(38,472)	(8,504)
	(44,706)	(10,533)	(48,599)	(21,746)
Income before income taxes	139,267	155,858	291,234	253,670
Income taxes	29,633	31,714	61,191	51,944
Net income	$109,634	$124,144	$230,043	$201,726
Average common shares	57,784	58,068	57,971	58,063
Incremental common shares attributable to equity compensation	598	584	635	640
Average common shares and common share equivalents	58,382	58,652	58,606	58,703
Basic earnings per share	$1.90	$2.14	$3.97	$3.47
Diluted earnings per share	$1.88	$2.12	$3.93	$3.44
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Net income	$109,634	$124,144	$230,043	$201,726
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(46,901)	(6,943)	(60,259)	21,490
Pension settlement adjustment, net of tax	32,047	4,581	32,047	4,581
Amortization of prior service cost and net actuarial losses, net of tax	2,778	3,804	5,838	6,801
Total other comprehensive income (loss)	(12,076)	1,442	(22,374)	32,872
Total comprehensive income	$97,558	$125,586	$207,669	$234,598
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	April 30, 2022	October 31, 2021
Cash and cash equivalents	$120,892	$299,972
Receivables - net	499,535	489,389
Inventories - net	383,215	327,195
Prepaid expenses and other current assets	56,197	48,282
Total current assets	1,059,839	1,164,838
Property, plant and equipment - net	357,561	355,565
Operating right of use lease assets	105,964	110,851
Goodwill	1,821,091	1,713,148
Intangible assets - net	357,952	357,367
Deferred income taxes	16,446	11,381
Other assets	77,490	77,811
Total assets	$3,796,343	$3,790,961

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$96,948	$91,689
Income taxes payable	23,181	16,636
Accrued liabilities	177,674	201,992
Customer advanced payments	91,685	77,868
Current maturities of long-term debt and notes payable	310,892	34,188
Operating lease liability - current	16,829	17,222
Finance lease liability - current	5,289	5,799
Total current liabilities	722,498	445,394
Long-term debt	479,703	781,709
Operating lease liability - noncurrent	93,242	97,685
Finance lease liability - noncurrent	13,458	14,944
Deferred income taxes	97,546	88,467
Pension obligations	76,282	80,584
Postretirement obligations	82,869	82,652
Other long-term liabilities	40,129	40,396
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	608,009	585,334
Retained earnings	3,435,769	3,265,027
Accumulated other comprehensive loss	(198,209)	(175,835)
Common shares in treasury, at cost	(1,667,206)	(1,527,649)
Total shareholders' equity	2,190,616	2,159,130
Total liabilities and shareholders' equity	$3,796,343	$3,790,961
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	2022
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	5,046	—	—	675	5,721
Stock-based compensation	—	8,392	—	—	—	8,392
Purchase of treasury shares (147,784 shares)	—	—	—	—	(35,002)	(35,002)
Dividends paid ($0.51 per share)	—	—	(29,724)	—	—	(29,724)
Net income	—	—	120,409	—	—	120,409
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(13,358)	—	(13,358)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,060	—	3,060
January 31, 2022	$12,253	$598,772	$3,355,712	$(186,133)	$(1,561,976)	$2,218,628
Shares issued under company stock and employee benefit plans	—	1,843	—	—	234	2,077
Stock-based compensation	—	7,394	—	—	—	7,394
Purchase of treasury shares (469,604 shares)	—	—	—	—	(105,464)	(105,464)
Dividends declared ($0.51 per share)	—	—	(29,577)	—	—	(29,577)
Net income	—	—	109,634	—	—	109,634
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—		(46,901)	—	(46,901)
Pension plan settlement adjustment	—	—	—	32,047	—	32,047
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,778	—	2,778
April 30, 2022	$12,253	$608,009	$3,435,769	$(198,209)	$(1,667,206)	$2,190,616

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	2021
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	6,462	—	—	976	7,438
Stock-based compensation	—	10,120	—	—	—	10,120
Purchase of treasury shares (27,347 shares)	—	—	—	—	(5,310)	(5,310)
Dividends paid ($0.39 per share)	—	—	(22,672)	—	—	(22,672)
Net income	—	—	77,582	—	—	77,582
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,433	—	28,433
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,997	—	2,997
January 31, 2021	$12,253	$551,266	$2,963,252	$(194,688)	$(1,474,900)	$1,857,183
Shares issued under company stock and employee benefit plans	—	9,468	—	—	1,877	11,345
Stock-based compensation	—	3,877	—	—	—	3,877
Purchase of treasury shares (127,297 shares)	—	—	—	—	(24,964)	(24,964)
Dividends declared ($0.39 per share)	—	—	(22,670)	—	—	(22,670)
Net income	—	—	124,144	—	—	124,144
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(6,943)	—	(6,943)
Defined benefit pension and post-retirement plans adjustment	—	—	—	8,385	—	8,385
April 30, 2021	$12,253	$564,611	$3,064,726	$(193,246)	$(1,497,987)	$1,950,357
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended
Cash flows from operating activities:	April 30, 2022	April 30, 2021
Net income	$230,043	$201,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,355	51,336
Non-cash stock compensation	15,786	13,997
Deferred income taxes	(6,786)	(491)
Other non-cash expense	42,168	837
Loss on sale of property, plant and equipment	281	515
Changes in operating assets and liabilities	(85,070)	20,206
Other	(32,276)	(40,412)
Net cash provided by operating activities	214,501	247,714
Cash flows from investing activities:
Additions to property, plant and equipment	(24,776)	(18,743)
Proceeds from sale of property, plant and equipment	15	69
Other	—	4,993
Acquisition of business, net of cash acquired	(171,613)	—
Net cash used in investing activities	(196,374)	(13,681)
Cash flows from financing activities:
Proceeds from long-term debt	8,439	4,899
Repayment of long-term debt	(6,785)	(255,000)
Repayment of finance lease obligations	(2,620)	(3,399)
Issuance of common shares	7,798	18,783
Purchase of treasury shares	(140,466)	(30,274)
Dividends paid	(59,301)	(45,342)
Net cash used in financing activities	(192,935)	(310,333)

Effect of exchange rate changes on cash	(4,272)	1,327
Decrease in cash and cash equivalents	(179,080)	(74,973)
Cash and cash equivalents at beginning of period	299,972	208,293
Cash and cash equivalents at end of period	$120,892	$133,320
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2022
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2021.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of April 30, 2022 and 2021 were not material.
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
As control transfers over time, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at April 30, 2022 and October 31, 2021.
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
We offer assurance-type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and are not material. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to our Operating segments Note for details.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2022 and 2021 were 77 and 91, respectively. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2022 and 2021 were 80 and 91, respectively.
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
2022 Acquisition
On November 1, 2021, we acquired 100% of NDC Technologies (NDC), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. We acquired NDC for an aggregate purchase price of $171,613, net of cash of approximately $7,533 and other working capital adjustments of $2,763, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $129,856 and identifiable intangible assets of $31,130 were recorded. The identifiable intangible assets consist primarily of $10,800 of tradenames (amortized over thirteen years), $10,000 of technology (amortized over seven years), $9,500 of customer relationships (amortized over four years) and $830 of non-compete agreements (amortized over three years). Goodwill associated with this acquisition of $73,300 is tax deductible. This acquisition is being reported in our Industrial Precision Solutions segment and the results of NDC are not material to our Consolidated Financial Statements. As of April 30, 2022, the purchase price allocation remains preliminary as we complete our assessments of intangible assets and income taxes.
Receivables
Our allowance for credit losses is principally determined based on aging of receivables. Receivables are exposed to credit risk based on the customers' ability to pay which is influenced by, among other factors, their financial liquidity. We perform ongoing customer credit evaluation to maintain sufficient allowances for potential credit losses. Our segments perform credit evaluation and monitoring to estimate and manage credit risk through the review of customer information, credit ratings, approval and monitoring of customer credit limits, and assessment of market conditions. We may also require prepayments or bank guarantees from customers to mitigate credit risk. Our receivables are generally short-term in nature with a majority of receivables outstanding less than 90 days. Accounts receivable balances are written-off against the allowance if deemed uncollectible.
Accounts receivable are net of an allowance for credit losses of $8,300 and $7,552 at April 30, 2022 and October 31, 2021, respectively. The provision for losses on receivables was $180 and $651 for the three and six months ended April 30, 2022, respectively, compared to $301 and $404 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.

Nordson Corporation
Inventories
Components of inventories were as follows:

	April 30, 2022	October 31, 2021
Finished goods	$235,511	$211,628
Raw materials and component parts	141,397	111,089
Work-in-process	65,883	54,557
	442,791	377,274
Obsolescence and other reserves	(59,576)	(50,079)
	$383,215	$327,195
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	April 30, 2022	October 31, 2021
Land	$9,358	$9,238
Land improvements	4,913	4,786
Buildings	274,242	263,399
Machinery and equipment	500,427	491,180
Enterprise management system	50,532	50,532
Construction-in-progress	26,291	32,719
Leased property under finance leases	35,427	37,506
	901,190	889,360
Accumulated depreciation and amortization	(543,629)	(533,795)
	$357,561	$355,565
Depreciation expense was $12,393 and $12,700 for the three months ended April 30, 2022 and 2021, respectively. Depreciation expense was $24,698 and $25,639 for the six months ended April 30, 2022 and 2021, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the six months ended April 30, 2022 by operating segment were as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2021	$415,020	$1,298,128	$1,713,148
Acquisitions	129,856	—	129,856
Currency effect	(12,431)	(9,482)	(21,913)
Balance at April 30, 2022	$532,445	$1,288,646	$1,821,091
The increase in goodwill for the six months ended April 30, 2022 was due to the acquisition of NDC. See Acquisitions Note for additional details.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	April 30, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$485,584	$238,359	$247,225
Patent/technology costs	160,542	92,682	67,860
Trade name	83,806	42,209	41,597
Non-compete agreements	10,448	9,184	1,264
Other	1,209	1,203	6
Total	$741,589	$383,637	$357,952

	October 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,815	$226,658	$257,157
Patent/technology costs	154,267	89,299	64,968
Trade name	74,301	39,858	34,443
Non-compete agreements	9,896	9,099	797
Other	1,385	1,383	2
Total	$723,664	$366,297	$357,367
Amortization expense for the three months ended April 30, 2022 and 2021 was $12,572 and $12,617, respectively. Amortization expense for the six months ended April 30, 2022 and 2021 was $25,657 and $25,697, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of NDC.
Pension and other postretirement plans
During the second quarter of 2022, we completed a partial plan settlement transaction in regards to two of our U.S. pension plans in which plan assets amounting to $171,181 were used to purchase a group annuity contract from The Prudential Insurance Company of America (Prudential). The settlement resulted in a loss of $41,221 which is included in Other-net on the Condensed Consolidated Statements of Income. This transaction relieved the Company of its responsibility for the pension obligation related to certain retired employees and transferred the obligation and payment responsibility to Prudential for retirement benefits owed to approximately 1,500 retirees and other beneficiaries. The annuity contract covered retirees who commenced receiving benefits on or before November 1, 2021. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Plan participants not included in the transaction remain in the plans and responsibility for payment of the retirement benefits remains with the Company.

Nordson Corporation
The components of net periodic pension cost for the three and six months ended April 30, 2022 and 2021 were:

	U.S.		International
Three Months Ended	2022	2021	2022	2021
Service cost	$4,728	$5,722	$431	$662
Interest cost	4,241	3,494	290	250
Expected return on plan assets	(8,511)	(7,335)	(367)	(431)
Amortization of prior service cost (credit)	12	(21)	(13)	(88)
Amortization of net actuarial loss	2,318	4,042	593	1,011
Settlement loss	41,221	2,018	—	—
Total benefit cost	$44,009	$7,920	$934	$1,404

	U.S.		International
Six Months Ended	2022	2021	2022	2021
Service cost	$9,915	$11,488	$920	$1,180
Interest cost	7,824	6,834	588	470
Expected return on plan assets	(16,389)	(14,088)	(761)	(822)
Amortization of prior service cost (credit)	24	(41)	(30)	(165)
Amortization of net actuarial loss	5,084	7,616	1,200	1,801
Settlement loss	41,221	2,018	—	—
Total benefit cost	$47,679	$13,827	$1,917	$2,464
The components of other postretirement benefit costs for the three and six months ended April 30, 2022 and 2021 were:

	U.S.		International
Three Months Ended	2022	2021	2022	2021
Service cost	$148	$216	$3	$3
Interest cost	474	456	3	3
Amortization of net actuarial (gain) loss	226	338	(12)	(10)
Total benefit cost (income)	$848	$1,010	$(6)	$(4)

	U.S.		International
Six Months Ended	2022	2021	2022	2021
Service cost	$343	$392	$6	$7
Interest cost	962	910	6	6
Amortization of net actuarial (gain) loss	489	685	(24)	(20)
Total benefit cost (income)	$1,794	$1,987	$(12)	$(7)
The components of net periodic pension cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended April 30, 2022 and 2021 was 21.3% and 20.3%, respectively. The effective tax rate for the six months ended April 30, 2022 and 2021 was 21.0% and 20.5%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $309 and $1,424 for the three and six months ended April 30, 2022, respectively, compared to $1,796 and $2,595 for the three and six months ended April 30, 2021, respectively.
Accumulated other comprehensive loss
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2021	$(33,389)	$(142,446)	$(175,835)
Amortization of prior service costs and net actuarial losses, net of tax of ($1,850)	—	5,838	5,838
Foreign currency translation adjustments	(60,259)	—	(60,259)
Pension settlement, net of tax of ($9,573)	—	32,047	32,047
Balance at April 30, 2022	$(93,648)	$(104,561)	$(198,209)
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the 2021 Plan) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the 2012 Plan). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan. As of April 30, 2022, a total of 2,126 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $2,391 and $4,163 for the three and six months ended April 30, 2022, respectively compared to $1,565 and $3,801 for the three and six months ended April 30, 2021, respectively.

Nordson Corporation
The following table summarizes activity related to stock options for the six months ended April 30, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2021	1,235	$130.93
Granted	83	267.51
Exercised	(68)	115.99
Forfeited or expired	(14)	204.77
Outstanding at April 30, 2022	1,236	$140.12	$97,385	5.8 years
Expected to vest	380	$185.05	$15,565	7.5 years
Exercisable at April 30, 2022	854	$119.99	$81,711	5.0 years
As of April 30, 2022, there was $9,848 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.1 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended	April 30, 2022			April 30, 2021
Expected volatility	30.6%	-	30.8%	30.8%	-	32.6%
Expected dividend yield	0.76%	-	0.76%	0.83%	-	0.85%
Risk-free interest rate	1.36%	-	1.47%	0.43%	-	0.77%
Expected life of the option (in years)	5.3	-	6.2	5.3	-	6.2
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
The weighted average grant date fair value of stock options granted during the six months ended April 30, 2022 and 2021 was $79.03 and $56.02, respectively.
The total intrinsic value of options exercised during the three months ended April 30, 2022 and 2021 was $2,405 and $12,166, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2022 and 2021 was $9,366 and $17,601, respectively.
Cash received from the exercise of stock options for the six months ended April 30, 2022 and 2021 was $7,798 and $18,783, respectively.
Restricted Shares and Restricted Share Units
We may grant restricted shares and/or restricted share units to our employees and directors. These shares or units may not be transferred for a designated period of time (generally one to three years) defined at the date of grant. We may also grant continuation awards in the form of restricted share units with cliff vesting and a performance measure that must be achieved for the restricted share units to vest.
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
The following table summarizes activity related to restricted shares during the six months ended April 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2021	19	$157.36
Vested	(10)	146.50
Restricted shares at April 30, 2022	9	$171.11
As of April 30, 2022, there was $804 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.5 years. The amount charged to expense related to restricted shares during the three months ended April 30, 2022 and 2021 was $299 and $501, respectively, which included common share dividends of $5 and $13, respectively. For the six months ended April 30, 2022 and 2021, the amounts charged to expense related to restricted shares were $613 and $1,465, respectively, which included common share dividends of $10 and $31, respectively.
The following table summarizes activity related to restricted share units during the six months ended April 30, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2021	67	$202.81
Granted	41	263.75
Forfeited	(8)	221.84
Vested	(15)	201.79
Restricted share units at April 30, 2022	85	$230.34
As of April 30, 2022, there was $13,426 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.0 year. The amount charged to expense related to restricted share units during each of the three months ended April 30, 2022 and 2021 was $1,819 and $2,192, respectively, compared to $4,092 and $4,284 for the six months ended April 30, 2022 and 2021, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $260.60 and $273.50 for 2022 and $202.50 for 2021. The amount charged to expense for the three months ended April 30, 2022 was $2,797 and credited to expense in 2021 of $460, respectively, compared to charges of $6,741 and $4,295 for the six months ended April 30, 2022 and 2021, respectively. The cumulative amount recorded in shareholders' equity at April 30, 2022 and 2021 was $13,756 and $4,132, respectively. As of April 30, 2022, there was $14,588 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2022 and 2021 was $18 and $29, respectively, compared to $36 and $58 for the six months ended April 30, 2022 and 2021, respectively.
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

Nordson Corporation
The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2021	106	$68.11
Distributions	(7)	48.01
Outstanding at April 30, 2022	99	$70.81
The amount charged to expense related to director deferred compensation for the three months ended April 30, 2022 and 2021 was $75 and $63 compared to $151 and $125 for the six months ended April 30, 2022 and 2021, respectively.
Warranties
We offer warranties to our customers depending on the specific product and terms of the customer purchase agreement.  A typical warranty program requires that we repair or replace defective products within a specified time period (generally one year) from the date of delivery or first use. We record an estimate for future warranty-related costs based on actual historical return rates.  Based on analysis of return rates and other factors, the adequacy of our warranty provisions are adjusted as necessary. The liability for warranty costs is included in Accrued liabilities in the Consolidated Balance Sheets.
Following is a reconciliation of the product warranty liability for the six months ended April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
Beginning balance at October 31	$11,113	$10,550
Accruals for warranties	7,557	7,708
Warranty payments	(6,773)	(8,200)
Currency effect	(446)	197
Ending balance	$11,451	$10,255
Operating segments
We conduct business across two primary operating segments:  Industrial Precision Solutions (IPS) and Advanced Technology Solutions (ATS). The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Condensed Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are generally the same as those described in the Significant accounting policies Note.
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
April 30, 2022
Net external sales	$316,434	$318,969	$—	$635,403
Operating profit (loss)	102,196	98,458	(16,681)	183,973
April 30, 2021
Net external sales	$298,775	$290,763	$—	$589,538
Operating profit (loss)	104,283	76,585	(14,477)	166,391
Six Months Ended
April 30, 2022
Net external sales	$640,367	$604,202	$—	$1,244,569
Operating profit (loss)	204,384	174,785	(39,336)	339,833
April 30, 2021
Net external sales	$587,191	$528,913	$—	$1,116,104
Operating profit (loss)	187,686	123,786	(36,056)	275,416
We had significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
United States	$218,508	$202,924	$409,885	$388,240
Americas	55,244	44,914	103,769	81,052
Europe	172,256	156,451	328,241	291,602
Japan	25,443	27,852	51,001	54,967
Asia Pacific	163,952	157,397	351,673	300,243
Total net external sales	$635,403	$589,538	$1,244,569	$1,116,104
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,389	$—	$5,389	$—
Total assets at fair value	$5,389	$—	$5,389	$—
Liabilities:
Deferred compensation plans (b)	$10,407	$—	$10,407	$—
Foreign currency forward contracts (a)	19,819	—	19,819	—
Total liabilities at fair value	$30,226	$—	$30,226	$—

Nordson Corporation

October 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,755	$—	$2,755	$—
Total assets at fair value	$2,755	$—	$2,755	$—
Liabilities:
Deferred compensation plans (b)	$9,115	$—	$9,115	$—
Foreign currency forward contracts (a)	4,507	—	4,507	—
Total liabilities at fair value	$13,622	$—	$13,622	$—
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

	April 30, 2022
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$790,595	$788,897
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
For the three months ended April 30, 2022, we recognized a net loss of $9,080 on foreign currency forward contracts and a realized net gain of $10,079 from the change in fair value of balance sheet positions. For the three months ended April 30, 2021, we recognized a net loss of $8,133 on foreign currency forward contracts and a net gain of $7,357 from the change in fair value of balance sheet positions. For the six months ended April 30, 2022, we recognized a net loss of $12,678 on foreign currency forward contracts and a realized net gain of $14,041 from the change in fair value of balance sheet positions. For the six months ended April 30, 2021, we recognized a net gain of $1,209 on foreign currency forward contracts and a net loss of $4,746 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2022 and 2021:

	Notional Amounts
April 30, 2022 contract amounts:	Sell	Buy
Euro	$96,436	$337,291
British pound	38,478	80,853
Japanese yen	10,848	39,294
Australian dollar	295	9,269
Hong Kong dollar	7,727	55,666
Singapore dollar	198	17,899
Others	15,378	91,599
Total	$169,360	$631,871

	Notional Amounts
April 30, 2021 contract amounts:	Sell	Buy
Euro	$127,660	$309,020
British pound	21,228	79,446
Japanese yen	12,228	38,648
Australian dollar	194	10,240
Hong Kong dollar	978	33,024
Singapore dollar	15	18,071
Others	11,886	92,869
Total	$174,189	$581,318
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and six months ended April 30, 2022 and 2021, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	April 30, 2022	October 31, 2021
Notes payable	$961	$3,545
Revolving credit agreement, due 2024	4,000	—
Senior notes, due 2022-2025	79,000	79,000
Senior notes, due 2022-2027	78,572	78,572
Senior notes, due 2023-2030	350,000	350,000
Euro loan, due 2023	279,329	306,358
	791,862	817,475
Less current maturities and notes payable	310,892	34,188
Less unamortized debt issuance costs	1,267	1,578
Long-term maturities	$479,703	$781,709
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. The weighted-average interest rate at April 30, 2022 was 0.91%.
Senior notes, due 2022-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 1.45 years. The weighted-average interest rate at April 30, 2022 was 3.10%.
Senior notes, due 2022-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 2.70 years. The weighted-average interest rate at April 30, 2022 was 3.08%.

Nordson Corporation
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 3.55 years. The weighted-average interest rate at April 30, 2022 was 3.90%.
Euro loan, due 2023 — In March 2020, we amended, restated and extended the term of our existing euro term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at April 30, 2022 was 0.61 percent.
We were in compliance with all covenants at April 30, 2022 and the amount we could borrow would not have been limited by any debt covenants.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the Site) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At April 30, 2022 and October 31, 2021, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $313 and $319, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

Nordson Corporation
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements.
Overview
Nordson Corporation is an innovative precision technology company that leverages a scalable growth framework to deliver top tier growth with leading margins and returns. The Company’s direct sales model and applications expertise serves global customers through a wide variety of critical applications. Its diverse end market exposure includes consumer non-durable, medical, electronics and industrial end markets. Founded in 1954 and headquartered in Westlake, Ohio, the Company has approximately 7,200 employees with operations and support offices in over 35 countries.
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
We continue to actively monitor the rapidly evolving circumstances and impact of the COVID-19 pandemic, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. For example, in the second quarter of 2022, our revenue growth in Asia-Pacific was negatively impacted by COVID-19 lockdowns in China. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain and will depend largely on future developments related to the COVID-19 pandemic, including infection rates increasing or returning in various geographic areas, variations of COVID-19, the ultimate duration of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. These developments are constantly evolving and cannot be accurately predicted.
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
Results of Operations
Three months ended April 30, 2022
Worldwide sales for the three months ended April 30, 2022 were $635,403, an increase of 7.8% from sales of $589,538 for the comparable period of 2021. The increase consisted of a 7.0% increase in organic sales volume and a favorable 3.6% increase due to acquisitions, which was partially offset by an unfavorable effect from currency translation of 2.8%. The organic sales increase was driven by strong demand across most end markets, offset by unfavorable impacts from COVID-related lockdowns in China.

Nordson Corporation

Sales outside the United States accounted for 65.6% of our sales in the three months ended April 30, 2022 and in the comparable period of 2021. On a geographic basis, sales in the United States were $218,508, an increase of 7.7% compared to 2021, consisting of a 3.9% increase in organic sales volume and a 3.8% increase from acquisitions. In the Asia Pacific region, sales were $163,952, an increase of 4.2% from 2021, consisting of an organic sales volume increase of 1.8% and a 3.3% increase due to acquisitions, partially offset by unfavorable currency effects of 0.9%. In Europe, sales were $172,256, an increase of 10.1% from 2021, consisting of an organic sales volume increase of 14.4% and a 3.7% increase due to acquisitions, offset by unfavorable currency effects of 8.0%. In the Americas region, sales were $55,244, an increase of 23.0% from 2021, consisting of an organic sales volume increase of 20.8%, an increase due to acquisitions of 1.9%, and favorable currency effects of 0.3%. In Japan, sales were $25,443, a decrease of 8.7% from 2021, consisting of an organic sales volume decrease of 5.0% and unfavorable currency effects of 10.0%, partially offset by a 6.3% increase due to acquisitions.
Cost of sales for the three months ended April 30, 2022 were $277,768, up from $251,839 in the comparable period of 2021. Gross profit, expressed as a percentage of sales, decreased to 56.3% from 57.3% in the comparable period of 2021. The 1.0 percentage point decrease in gross margin was primarily driven by unfavorable sales mix and cost inflation in material, labor and logistics.
Selling and administrative expenses for the three months ended April 30, 2022 were $173,662, up from $171,308 in the comparable period of 2021. The 1.4% increase was primarily driven by the first year effect of acquisitions, partially offset by favorable currency translation effects and improved cost controls.
Operating profit increased to $183,973 for the three months ended April 30, 2022, compared to $166,391 in the comparable period of 2021. Operating profit as a percentage of sales increased to 29.0% for the three months ended April 30, 2022 compared to 28.2% in the comparable period of 2021. The improved profitability was primarily driven by the 7.0% increase in organic sales volume and continued selling and administrative expense leverage, partially offset by unfavorable currency translation effects and unfavorable sales mix.
Interest expense for the three months ended April 30, 2022 was $5,361, compared to $7,139 in the comparable period of 2021. The decrease was primarily due to lower average debt levels compared to the prior year period. Other expense was $39,764 compared to other expense of $3,843 in the comparable period of 2021. Included in 2022 other expense were non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations, pension and postretirement income of $746 and $1,000 in foreign currency gains. Included in 2021 other expense were pension and postretirement costs of $3,499 and $777 of foreign currency losses.
Net income for the three months ended April 30, 2022 was $109,634, or $1.88 per diluted share, compared to $124,144, or $2.12 per diluted share, in the same period of 2021. This represents a 11.7% decrease in net income, and a 11.3% decrease in diluted earnings per share. Net income for the three months ended April 30, 2022 includes after tax non-cash pension settlement charges of $32,450, or $0.56 per diluted share, related to the purchase of an annuity contract to relieve the company of certain pension benefit obligations.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $316,434 in the three months ended April 30, 2022, an increase of 5.9% from sales in the comparable period of 2021 of $298,775. The increase was the result of an organic sales volume increase of 2.8% and a 7.1% increase from acquisitions, partially offset by unfavorable currency effects that decreased sales by 4.0%. The organic sales volume increase was driven by continued demand in consumer non-durable and industrial end markets, which was offset by weakness in Asia-Pacific related to the COVID-19 shutdowns in China.
Operating profit as a percentage of sales decreased to 32.3% for the three months ended April 30, 2022 compared to 34.9% in the comparable period of 2021. The 2.6 percentage point decline in operating margin was primarily due to favorable sales volume leverage being more than offset by unfavorable sales mix and unfavorable currency translation effects.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $318,969 in the three months ended April 30, 2022, an increase of 9.7% from sales in the comparable period of 2021 of $290,763. The increase was the result of organic sales volume increase of 11.3%, partially offset by an unfavorable currency effect of 1.6%. The organic sales growth was driven by robust demand across electronics dispense, test and inspection, and biopharma fluid component product lines.
Operating profit as a percentage of sales increased to 30.9% for the three months ended April 30, 2022 compared to 26.3% in the comparable period of 2021. The 4.6 percentage point improvement in operating margin was primarily due to the 11.3% organic sales volume increase and favorable selling and administrative expense leverage. Favorable product sales mix, manufacturing efficiencies and pricing helped offset cost inflation in material, labor, and logistics.

Nordson Corporation
Six months ended April 30, 2022
Worldwide sales for the six months ended April 30, 2022 were $1,244,569, an increase of 11.5% from sales of $1,116,104 for the comparable period of 2021. The increase consisted of an 11.2% increase in organic sales volume and a net 2.7% increase due to acquisitions and divestitures, partially offset by an unfavorable effect from currency translation of 2.4%. Strength in electronics dispense, test and inspection, and industrial end markets were the primary drivers of the growth.
Sales outside the United States accounted for 67.1% of our sales in the six months ended April 30, 2022 compared to 65.2% in the comparable period of 2021. On a geographic basis, sales in the United States were $409,885, an increase of 5.6% compared to 2021, consisting of a 3.3% increase in organic sales volume and a net 2.3% increase from acquisitions and divestitures. In the Asia Pacific region, sales were $351,673, an increase of 17.1% from 2021, consisting of an organic sales volume increase of 14.8% and a net 2.8% increase from acquisitions and divestitures, partially offset by unfavorable currency effects of 0.5%. In Europe, sales were $328,241, an increase of 12.6% from the comparable period of 2021, consisting of an organic sales volume increase of 15.5% and a net 3.8% increase from acquisitions and divestitures, partially offset by unfavorable currency effects of 6.7%. In the Americas region, sales were $103,769, an increase of 28.0% from 2021, consisting of an organic sales volume increase of 27.7% and a net increase of 0.7% due to acquisitions and divestitures, partially offset by unfavorable currency effects of 0.4%. In Japan, sales were $51,001, a decrease of 7.2% from the comparable period of 2021, consisting of an organic sales volume decrease of 0.9% and unfavorable currency effects of 9.5%, partially offset by a net 3.2% increase due to acquisitions and divestitures.
Cost of sales for the six months ended April 30, 2022 were $546,800, up from $488,445 in the comparable period of 2021. Gross profit, expressed as a percentage of sales, decreased slightly to 56.1% from 56.2% in the comparable period of 2021. The 0.1 percentage point decrease in gross margin was primarily driven by unfavorable mix, increased freight and other inflationary pressures, principally offset by favorable sales volume leverage, manufacturing efficiencies, and pricing actions.
Selling and administrative expenses for the six months ended April 30, 2022 were $357,936, up from $352,243 in the comparable period of 2021. The 1.6% increase was primarily driven by the first year effect of acquisitions, partially offset by favorable currency translation effects and improved cost controls.
Operating profit increased from $275,416 in the six months ended April 30, 2021 to $339,833 in the comparable period of 2022. Operating profit as a percentage of sales increased to 27.3% for the six months ended April 30, 2022 compared to 24.7% in the comparable period of 2021. The 2.6 percentage point increase in operating margin was driven by the 11.2% organic sales volume increase and continued selling and administrative expense leverage, partially offset by unfavorable currency translation effects.
Interest expense for the six months ended April 30, 2022 was $11,011, compared to $14,071 in the comparable period of 2021. The decrease was due primarily to lower average debt levels. Other expense was $38,472 compared to $8,504 in the comparable period of 2021. Included in 2022 other expense were non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations, other pension and postretirement income of $1,027 and $1,364 in foreign currency gains. Included in 2021 were pension and postretirement costs of $4,975 and $3,537 of foreign currency losses.
Net income for the six months ended April 30, 2022 was $230,043, or $3.93 per diluted share, compared to $201,726, or $3.44 per diluted share, in the same period of 2021. This represents a 14.0% increase in net income, and a 14.2% increase in diluted earnings per share. Net income for the six months ended April 30, 2022 includes after tax non-cash pension settlement charges with a second quarter impact of $32,450, or $0.56 per diluted share, related to the purchase of an annuity contract to relieve the company of certain pension benefit obligations.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $640,367 in the six months ended April 30, 2022, an increase of 9.1% from sales in the comparable period of 2021 of $587,191. The increase was the result of an increase of 7.3% in organic sales volume and a net increase of 5.3% due to acquisitions and divestitures, partially offset by unfavorable currency effects of 3.5%. Growth occurred in all regions except for Japan.
Operating profit as a percentage of sales decreased slightly to 31.9% for the six months ended April 30, 2022 compared to 32.0% in the comparable period of 2021. The comparable operating margin reflects the first year effect of acquisitions and unfavorable product mix, principally offset by benefits of the divestiture and favorable selling and administrative expense leverage.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $604,202 in the six months ended April 30, 2022, an increase of 14.2% from sales in the comparable period of 2021 of $528,913. The increase was the result of an organic sales volume increase of 15.4%, partially offset by unfavorable currency effects that decreased sales by 1.2%. Sales growth occurred in all product lines, with particular strength in electronic dispense, test and inspection, and biopharma fluid component product lines.

Nordson Corporation
Operating profit as a percentage of sales increased to 28.9% for the six months ended April 30, 2022 compared to 23.4% in the comparable period of 2021. The 5.5 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage which contributed 4.7 percentage points and the 15.4% organic sales volume increase.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and six months ended April 30, 2022 was 21.3% and 21.0%, respectively, compared to 20.3% and 20.5%, respectively, for the comparable periods a year ago.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $309 and $1,424 for the three and six months ended April 30, 2022, respectively, compared to $1,796 and $2,595 in the comparable periods of 2021, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2022 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2021. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2022 were translated at exchange rates in effect during the same period of 2021, we estimated that sales would have been approximately $16,500 higher while costs of sales and selling and administrative expenses would have been approximately $8,400 higher. If transactions for the six months ended April 30, 2022 were translated at exchange rates in effect during the same period of 2021, we estimated that sales would have been approximately $26,300 higher while costs of sales and selling and administrative expenses would have been approximately $14,400 higher.
Financial Condition
Liquidity and Capital Resources
During the six months ended April 30, 2022, cash and cash equivalents decreased $179,080 as cash was used to fund the NDC acquisition and purchase of shares for treasury, partially offset by cash generated from operations in the period. Cash provided by operations during this period was $214,501 compared to $247,714 for the six months ended April 30, 2021. Changes in operating assets and liabilities decreased cash by $85,070 in the six months ended April 30, 2022 compared to increasing cash by $20,206 in the comparable period of 2021, primarily related to investments in inventory and an increase in receivables. As a result of our pension annuitization transaction, we remeasured the periodic benefit obligation of pension plan and recorded non-cash settlement charges of $41,221 in the second quarter of 2022.
Cash used in investing activities was $196,374 for the six months ended April 30, 2022, compared to $13,681 used in the comparable period of 2021. During the six months ended April 30, 2022, cash of $171,613 was used for the NDC acquisition and cash of $24,776 was used for capital expenditures. During the six months ended April 30, 2021, $18,743 was used for capital expenditures. The increase in capital expenditures related primarily to capacity expansion in our medical fluid dispensing and components product lines.
Cash used in financing activities was $192,935 for the six months ended April 30, 2022, compared to $310,333 used in the comparable period of 2021. In the six months ended April 30, 2022, cash of $59,301 was used for dividend payments and cash of $140,466 was used for the purchase of treasury shares, compared to $45,342 and $30,274, respectively, in the comparable period of 2021. The six months ended April 30, 2021 included net repayments of long-term debt of $250,101.
The following is a summary of significant changes in balance sheet captions from October 31, 2021 to April 30, 2022. Inventories-net increased by $56,020 due to our efforts to manage supply chain disruptions and to meet expected demand and existing backlog and as a result of the NDC acquisition. Goodwill increased by $129,856 due to the NDC acquisition in the first quarter of 2022. Accrued liabilities decreased by $24,318 due primarily to incentive compensation payments made in the first quarter of 2022.
We believe the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for the next twelve months and for the foreseeable future thereafter. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company. We were in compliance with all debt covenants at April 30, 2022. Refer to our Long-term debt footnote in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding.

Nordson Corporation
Outlook
Backlog entering the second half of fiscal year 2022 exceeds $1 billion, as the Company continues to see extended shipment request dates in conjunction with large orders from its customers in electronics, industrial and medical end markets. For the fiscal year 2022, the Company expects year-over-year revenue growth of 8% to 9% and earnings per share growth compared to fiscal year 2021.
Safe Harbor Statements Under The Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of NDC; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts between Russia and Ukraine, acts of terror, natural disasters and pandemics, including the current COVID-19 pandemic.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2022. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2022 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended April 30, 2022:

(in whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2022 to February 28, 2022	190,291	$227.24	190,085	$315,904
March 1, 2022 to March 31, 2022	196,442	$223.41	196,360	$272,035
April 1, 2022 to April 30, 2022	82,871	$221.26	82,506	$253,782
Total	469,604		468,951
(1)Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2)In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $253,782 of the total $1,000,000 authorized remained available for share repurchases at April 30, 2022. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

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
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2022 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2022 and 2021, (iii) the Consolidated Balance Sheets at April 30, 2022 and October 31, 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 27, 2022	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)