Form 10-Q
period 2022-07-31
NORDSON CORP
filed 2022-08-26
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 23, 2022:  57,210,696

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Sales	$662,128	$646,858	$1,906,697	$1,762,962
Operating costs and expenses:
Cost of sales	296,544	281,587	843,344	770,032
Selling and administrative expenses	180,666	176,995	538,602	529,238
	477,210	458,582	1,381,946	1,299,270
Operating profit	184,918	188,276	524,751	463,692
Other income (expense):
Interest expense	(5,737)	(6,139)	(16,748)	(20,210)
Interest and investment income	572	492	1,456	1,321
Other - net	752	(2,232)	(37,720)	(10,736)
	(4,413)	(7,879)	(53,012)	(29,625)
Income before income taxes	180,505	180,397	471,739	434,067
Income taxes	38,694	38,215	99,885	90,159
Net income	$141,811	$142,182	$371,854	$343,908
Average common shares	57,409	58,112	57,782	58,080
Incremental common shares attributable to equity compensation	560	623	610	634
Average common shares and common share equivalents	57,969	58,735	58,392	58,714
Basic earnings per share	$2.47	$2.45	$6.44	$5.92
Diluted earnings per share	$2.45	$2.42	$6.37	$5.86
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Net income	$141,811	$142,182	$371,854	$343,908
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(21,220)	(3,348)	(81,479)	18,142
Pension settlement adjustment, net of tax	—	(606)	32,047	3,975
Amortization of prior service cost and net actuarial losses, net of tax	1,848	4,405	7,686	11,206
Total other comprehensive income (loss)	(19,372)	451	(41,746)	33,323
Total comprehensive income	$122,439	$142,633	$330,108	$377,231
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	July 31, 2022	October 31, 2021
Cash and cash equivalents	$128,737	$299,972
Receivables - net	530,761	489,389
Inventories - net	399,579	327,195
Prepaid expenses and other current assets	56,529	48,282
Total current assets	1,115,606	1,164,838
Property, plant and equipment - net	359,231	355,565
Operating right of use lease assets	100,509	110,851
Goodwill	1,813,234	1,713,148
Intangible assets - net	343,779	357,367
Deferred income taxes	15,080	11,381
Other assets	76,385	77,811
Total assets	$3,823,824	$3,790,961

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$100,397	$91,689
Income taxes payable	21,473	16,636
Accrued liabilities	186,714	201,992
Customer advanced payments	95,683	77,868
Current maturities of long-term debt and notes payable	401,728	34,188
Operating lease liability - current	15,984	17,222
Finance lease liability - current	5,303	5,799
Total current liabilities	827,282	445,394
Long-term debt	401,698	781,709
Operating lease liability - noncurrent	88,718	97,685
Finance lease liability - noncurrent	13,466	14,944
Deferred income taxes	96,584	88,467
Pension obligations	75,892	80,584
Postretirement obligations	82,853	82,652
Other long-term liabilities	38,286	40,396
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	616,567	585,334
Retained earnings	3,548,206	3,265,027
Accumulated other comprehensive loss	(217,581)	(175,835)
Common shares in treasury, at cost	(1,760,400)	(1,527,649)
Total shareholders' equity	2,199,045	2,159,130
Total liabilities and shareholders' equity	$3,823,824	$3,790,961
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	2022
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	5,046	—	—	675	5,721
Stock-based compensation	—	8,392	—	—	—	8,392
Purchase of treasury shares (147,784 shares)	—	—	—	—	(35,002)	(35,002)
Dividends declared ($0.51 per share)	—	—	(29,724)	—	—	(29,724)
Net income	—	—	120,409	—	—	120,409
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(13,358)	—	(13,358)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,060	—	3,060
January 31, 2022	$12,253	$598,772	$3,355,712	$(186,133)	$(1,561,976)	$2,218,628
Shares issued under company stock and employee benefit plans	—	1,843	—	—	234	2,077
Stock-based compensation	—	7,394	—	—	—	7,394
Purchase of treasury shares (469,604 shares)	—	—	—	—	(105,464)	(105,464)
Dividends declared ($0.51 per share)	—	—	(29,577)	—	—	(29,577)
Net income	—	—	109,634	—	—	109,634
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—		(46,901)	—	(46,901)
Pension plan settlement adjustment	—	—	—	32,047	—	32,047
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,778	—	2,778
April 30, 2022	$12,253	$608,009	$3,435,769	$(198,209)	$(1,667,206)	$2,190,616
Shares issued under company stock and employee benefit plans	—	940	—	—	107	1,047
Stock-based compensation	—	7,618	—	—	—	7,618
Purchase of treasury shares (448,889 shares)	—	—	—	—	(93,301)	(93,301)
Dividends declared ($0.51 per share)	—	—	(29,374)	—	—	(29,374)
Net income	—	—	141,811	—	—	141,811
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(21,220)	—	(21,220)
Defined benefit pension and post-retirement plans adjustment	—	—	—	1,848	—	1,848
July 31, 2022	$12,253	$616,567	$3,548,206	$(217,581)	$(1,760,400)	$2,199,045

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	2021
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	6,462	—	—	976	7,438
Stock-based compensation	—	10,120	—	—	—	10,120
Purchase of treasury shares (27,347 shares)	—	—	—	—	(5,310)	(5,310)
Dividends declared ($0.39 per share)	—	—	(22,672)	—	—	(22,672)
Net income	—	—	77,582	—	—	77,582
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other Comprehensive Income:
Foreign currency translation adjustments	—	—	—	28,433	—	28,433
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,997	—	2,997
January 31, 2021	$12,253	$551,266	$2,963,252	$(194,688)	$(1,474,900)	$1,857,183
Shares issued under company stock and employee benefit plans	—	9,468	—	—	1,877	11,345
Stock-based compensation	—	3,877	—	—	—	3,877
Purchase of treasury shares (127,297 shares)	—	—	—	—	(24,964)	(24,964)
Dividends declared ($0.39 per share)	—	—	(22,670)	—	—	(22,670)
Net income	—	—	124,144	—	—	124,144
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(6,943)	—	(6,943)
Defined benefit pension and post-retirement plans adjustment	—	—	—	8,385	—	8,385
April 30, 2021	$12,253	$564,611	$3,064,726	$(193,246)	$(1,497,987)	$1,950,357
Shares issued under company stock and employee benefit plans	—	4,978	—	—	375	5,353
Stock-based compensation	—	4,080	—	—	—	4,080
Purchase of treasury shares (76,724 shares)	—	—	—	—	(16,566)	(16,566)
Dividends declared ($0.39 per share)	—	—	(22,679)	—	—	(22,679)
Net income	—	—	142,182	—	—	142,182
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(3,348)	—	(3,348)
Defined benefit pension and post-retirement plans adjustment	—	—	—	3,799	—	3,799
July 31, 2021	$12,253	$573,669	$3,184,229	$(192,795)	$(1,514,178)	$2,063,178
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended
Cash flows from operating activities:	July 31, 2022	July 31, 2021
Net income	$371,854	$343,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,242	78,233
Non-cash stock compensation	23,404	18,077
Deferred income taxes	(11,094)	(1,108)
Other non-cash expense	43,325	1,450
Loss on sale of property, plant and equipment	(707)	528
Changes in operating assets and liabilities	(125,573)	12,565
Other	(36,760)	(78,197)
Net cash provided by operating activities	339,691	375,456
Cash flows from investing activities:
Additions to property, plant and equipment	(39,373)	(28,073)
Proceeds from sale of property, plant and equipment	415	82
Other	—	4,994
Acquisition of business, net of cash acquired	(171,613)	—
Net cash used in investing activities	(210,571)	(22,997)
Cash flows from financing activities:
Proceeds from long-term debt	63,067	5,751
Repayment of long-term debt	(40,162)	(298,041)
Repayment of finance lease obligations	(3,726)	(5,111)
Issuance of common shares	8,845	24,136
Purchase of treasury shares	(233,767)	(46,840)
Dividends paid	(88,675)	(68,021)
Net cash used in financing activities	(294,418)	(388,126)

Effect of exchange rate changes on cash	(5,937)	1,609
Decrease in cash and cash equivalents	(171,235)	(34,058)
Cash and cash equivalents at beginning of period	299,972	208,293
Cash and cash equivalents at end of period	$128,737	$174,235
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2022
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2021.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of July 31, 2022 and 2021 were not material.
However, for certain contracts related to the sale of customer-specific products within our Advanced Technology Solutions segment, revenue is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled, and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on July 31, 2022 and October 31, 2021.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended July 31, 2022 and 2021 were 76 and 0, respectively. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2022 and 2021 were 79 and 61, respectively.
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
2022 Acquisition
On November 1, 2021, we acquired 100% of NDC Technologies (NDC), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. We acquired NDC for an aggregate purchase price of $171,613, net of cash of approximately $7,533 and other working capital adjustments of $2,763, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $129,856 and identifiable intangible assets of $31,130 were recorded. The identifiable intangible assets consist primarily of $10,800 of tradenames (amortized over 13.0 years), $10,000 of technology (amortized over seven years), $9,500 of customer relationships (amortized over four years) and $830 of non-compete agreements (amortized over three years). Goodwill associated with this acquisition of $73,300 is tax deductible. This acquisition is being reported in our Industrial Precision Solutions segment and the results of NDC are not material to our Consolidated Financial Statements. As of July 31, 2022, the purchase price allocation remains preliminary as we complete our assessment of intangibles and income taxes.
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
Accounts receivable are net of an allowance for credit losses of $8,870 and $7,552 on July 31, 2022 and October 31, 2021, respectively. The provision for losses on receivables was $788 and $1,439 for the three and nine months ended July 31, 2022, respectively, compared to $454 and $50 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.

Nordson Corporation
Inventories
Components of inventories were as follows:

	July 31, 2022	October 31, 2021
Finished goods	$227,770	$211,628
Raw materials and component parts	159,288	111,089
Work-in-process	64,316	54,557
	451,374	377,274
Obsolescence and other reserves	(51,795)	(50,079)
	$399,579	$327,195
Effective in the third quarter of 2022, we changed our accounting method for certain U.S. inventories from a last-in, first-out basis (LIFO) to a first-in, first-out basis (FIFO). Previously, the LIFO method was used to determine the cost of a portion of our inventories in the U.S. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions of our business, improves comparability with our peers, and is expected to better reflect the current value of inventory on the consolidated balance sheets. We applied this accounting change as a cumulative effect adjustment to cost of sales in the third quarter of 2022 and did not restate prior period financial statements because the impact was not material.
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	July 31, 2022	October 31, 2021
Land	$9,313	$9,238
Land improvements	4,962	4,786
Buildings	273,603	263,399
Machinery and equipment	503,533	491,180
Enterprise management system	50,665	50,532
Construction-in-progress	33,575	32,719
Leased property under finance leases	35,784	37,506
	911,435	889,360
Accumulated depreciation and amortization	(552,204)	(533,795)
	$359,231	$355,565
Depreciation expense was $12,178 and $14,216 for the three months ended July 31, 2022 and 2021, respectively. Depreciation expense was $36,876 and $39,855 for the nine months ended July 31, 2022 and 2021, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the nine months ended July 31, 2022 by operating segment were as follows:

	Industrial Precision Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2021	$415,020	$1,298,128	$1,713,148
Acquisitions	129,856	—	129,856
Currency effect	(19,711)	(10,059)	(29,770)
Balance at July 31, 2022	$525,165	$1,288,069	$1,813,234
The increase in goodwill for the nine months ended July 31, 2022 was due to the acquisition of NDC. See Acquisitions Note for additional details.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	July 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,127	$244,893	$238,234
Patent/technology costs	159,284	94,711	64,573
Trade name	83,368	43,514	39,854
Non-compete agreements	10,358	9,245	1,113
Other	422	417	5
Total	$736,559	$392,780	$343,779

	October 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,815	$226,658	$257,157
Patent/technology costs	154,267	89,299	64,968
Trade name	74,301	39,858	34,443
Non-compete agreements	9,896	9,099	797
Other	1,385	1,383	2
Total	$723,664	$366,297	$357,367
Amortization expense for the three months ended July 31, 2022 and 2021 was $12,709 and $12,681, respectively. Amortization expense for the nine months ended July 31, 2022 and 2021 was $38,366 and $38,378, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of NDC.
Pension and other postretirement plans
During the second quarter of 2022, we completed a partial plan settlement transaction in regards to two of our U.S. pension plans in which plan assets amounting to $171,181 were used to purchase a group annuity contract from The Prudential Insurance Company of America (Prudential). The settlement resulted in a loss of $41,221, which is included in Other-net on the Condensed Consolidated Statements of Income. This transaction relieved the Company of its responsibility for the pension obligation related to certain retired employees and transferred the obligation and payment responsibility to Prudential for retirement benefits owed to approximately 1,500 retirees and other beneficiaries. The annuity contract covered retirees who commenced receiving benefits on or before November 1, 2021. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Plan participants not included in the transaction remain in the plans and responsibility for payment of the retirement benefits remains with the Company.

Nordson Corporation
The components of net periodic pension cost for the three and nine months ended July 31, 2022 and 2021 were:

	U.S.		International
Three Months Ended	2022	2021	2022	2021
Service cost	$3,423	$5,511	$423	$462
Interest cost	3,322	3,414	272	201
Expected return on plan assets	(5,692)	(7,124)	(347)	(395)
Amortization of prior service cost (credit)	12	(7)	(13)	(81)
Amortization of net actuarial loss	1,197	3,643	558	572
Settlement loss	—	303	—	—
Total benefit cost	$2,262	$5,740	$893	$759

	U.S.		International
Nine Months Ended	2022	2021	2022	2021
Service cost	$13,338	$16,999	$1,343	$1,642
Interest cost	11,146	10,248	861	671
Expected return on plan assets	(22,082)	(21,212)	(1,109)	(1,217)
Amortization of prior service cost (credit)	36	(48)	(43)	(246)
Amortization of net actuarial loss	6,282	11,259	1,758	2,373
Settlement loss	41,221	2,321	—	—
Total benefit cost	$49,941	$19,567	$2,810	$3,223
The components of other postretirement benefit costs for the three and nine months ended July 31, 2022 and 2021 were:

	U.S.		International
Three Months Ended	2022	2021	2022	2021
Service cost	$172	$191	$3	$4
Interest cost	481	444	3	3
Amortization of net actuarial (gain) loss	244	334	(12)	(11)
Total benefit cost (income)	$897	$969	$(6)	$(4)

	U.S.		International
Nine Months Ended	2022	2021	2022	2021
Service cost	$515	$584	$9	$11
Interest cost	1,443	1,354	10	9
Amortization of net actuarial (gain) loss	733	1,019	(37)	(30)
Total benefit cost (income)	$2,691	$2,957	$(18)	$(10)
The components of net periodic pension cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended July 31, 2022 and 2021 was 21.4% and 21.2%, respectively. The effective tax rate for the nine months ended July 31, 2022 and 2021 was 21.2% and 20.8%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $115 and $1,539 for the three and nine months ended July 31, 2022, respectively, compared to $570 and $3,165 for the three and nine months ended July 31, 2021, respectively.
Accumulated other comprehensive loss
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2021	$(33,389)	$(142,446)	$(175,835)
Amortization of prior service costs and net actuarial losses, net of tax of ($2,448)	—	7,686	7,686
Foreign currency translation adjustments	(81,479)	—	(81,479)
Pension settlement, net of tax of ($9,573)	—	32,047	32,047
Balance at July 31, 2022	$(114,868)	$(102,713)	$(217,581)
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the 2021 Plan) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the 2012 Plan). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan. As of July 31, 2022, a total of 2,125 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,580 and $5,743 for the three and nine months ended July 31, 2022, respectively, compared to $1,714 and $5,515 for the three and nine months ended July 31, 2021, respectively.

Nordson Corporation
The following table summarizes activity related to stock options for the nine months ended July 31, 2022:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2021	1,235	$130.93
Granted	83	267.51
Exercised	(78)	115.65
Forfeited or expired	(17)	200.31
Outstanding at July 31, 2022	1,223	$140.23	$113,724	5.5 years
Expected to vest	372	$185.00	$19,836	7.3 years
Exercisable at July 31, 2022	849	$120.50	$93,792	4.7 years
As of July 31, 2022, there was $8,148 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.0 year.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended	July 31, 2022			July 31, 2021
Expected volatility	30.6%	-	30.8%	30.8%	-	32.6%
Expected dividend yield	0.76%	-	0.76%	0.83%	-	0.85%
Risk-free interest rate	1.36%	-	1.47%	0.43%	-	0.77%
Expected life of the option (in years)	5.3	-	6.2	5.3	-	6.2
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
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2022 and 2021 was $79.03 and $56.02, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2022 and 2021 was $1,052 and $4,441, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2022 and 2021 was $10,418 and $21,570, respectively.
Cash received from the exercise of stock options for the nine months ended July 31, 2022 and 2021 was $8,845 and $24,136, respectively.
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
The following table summarizes activity related to restricted shares during the nine months ended July 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2021	19	$157.36
Vested	(12)	153.64
Restricted shares at July 31, 2022	7	$166.68
As of July 31, 2022, there was $566 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.4 years. The amount charged to expense related to restricted shares during the three months ended July 31, 2022 and 2021 was $243 and $346, respectively, which included common share dividends of $4 and $5, respectively. For the nine months ended July 31, 2022 and 2021, the amounts charged to expense related to restricted shares were $856 and $1,811, respectively, which included common share dividends of $14 and $36, respectively.
The following table summarizes activity related to restricted share units during the nine months ended July 31, 2022:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2021	67	$202.81
Granted	41	263.53
Forfeited	(9)	223.93
Vested	(15)	201.79
Restricted share units at July 31, 2022	84	$230.18
As of July 31, 2022, there was $11,061 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.0 year. The amount charged to expense related to restricted share units during each of the three months ended July 31, 2022 and 2021 was $2,154 and $487, respectively, compared to $6,246 and $4,771 for the nine months ended July 31, 2022 and 2021, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $260.60 and $273.50 for 2022 and $202.05 for 2021. The amount charged to expense related to performance awards for the three months ended July 31, 2022 and 2021 was $3,555 and $1,456, respectively, compared to charges of $10,296 and $5,751 for the nine months ended July 31, 2022 and 2021, respectively. The cumulative amount recorded in shareholders' equity at July 31, 2022 and 2021 was $17,312 and $5,588, respectively. As of July 31, 2022, there was $11,675 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2022 and 2021 was $17 and $19, respectively, compared to $53 and $77 for the nine months ended July 31, 2022 and 2021, respectively.
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

Nordson Corporation
The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2021	106	$68.11
Dividend equivalents	1	228.45
Distributions	(16)	72.83
Outstanding at July 31, 2022	91	$69.00
The amount charged to expense related to director deferred compensation for the three months ended July 31, 2022 and 2021 was $73 and $63, respectively, compared to $224 and $188 for the nine months ended July 31, 2022 and 2021, respectively.
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
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Beginning balance at October 31	$11,113	$10,550
Accruals for warranties	12,496	11,103
Warranty payments	(10,704)	(10,889)
Currency effect	(676)	153
Ending balance	$12,229	$10,917
Operating segments
We conduct business across two primary operating segments:  Industrial Precision Solutions (IPS) and Advanced Technology Solutions (ATS). The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Condensed Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are the same as those described in the Significant accounting policies Note.
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Advanced Technology Solutions	Corporate	Total
July 31, 2022
Net external sales	$341,215	$320,913	$—	$662,128
Operating profit (loss)	119,706	86,258	(21,046)	184,918
July 31, 2021
Net external sales	$345,449	$301,409	$—	$646,858
Operating profit (loss)	123,829	80,769	(16,322)	188,276

Nine Months Ended
July 31, 2022
Net external sales	$981,582	$925,115	$—	$1,906,697
Operating profit (loss)	324,089	261,043	(60,381)	524,751
July 31, 2021
Net external sales	$932,640	$830,322	$—	$1,762,962
Operating profit (loss)	311,515	204,556	(52,379)	463,692
We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
United States	$219,067	$201,531	$628,952	$589,771
Americas	60,138	47,717	163,907	128,769
Europe	151,659	162,298	479,900	453,900
Japan	23,080	24,946	74,081	79,913
Asia Pacific	208,184	210,366	559,857	510,609
Total net external sales	$662,128	$646,858	$1,906,697	$1,762,962
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$4,238	$—	$4,238	$—
Total assets at fair value	$4,238	$—	$4,238	$—

Liabilities:
Deferred compensation plans (b)	$10,629	$—	$10,629	$—
Foreign currency forward contracts (a)	3,486	—	3,486	—
Total liabilities at fair value	$14,115	$—	$14,115	$—

Nordson Corporation

October 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,755	$—	$2,755	$—
Total assets at fair value	$2,755	$—	$2,755	$—
Liabilities:
Deferred compensation plans (b)	$9,115	$—	$9,115	$—
Foreign currency forward contracts (a)	4,507	—	4,507	—
Total liabilities at fair value	$13,622	$—	$13,622	$—
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

	July 31, 2022
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$803,426	$799,701
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
For the three months ended July 31, 2022, we recognized a net gain of $15,181 on foreign currency forward contracts and a net loss of $14,436 from the change in fair value of balance sheet positions. For the three months ended July 31, 2021, we recognized a net loss of $1,714 on foreign currency forward contracts and a net gain of $1,202 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2022, we recognized a net gain of $2,503 on foreign currency forward contracts and a net loss of $394 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2021, we recognized a net loss of $505 on foreign currency forward contracts and a net loss of $3,544 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2022 and 2021:

	Notional Amounts
July 31, 2022 contract amounts:	Sell	Buy
Euro	$88,275	$333,285
British pound	36,779	78,942
Japanese yen	16,688	37,163
Australian dollar	278	9,426
Hong Kong dollar	—	67,341
Singapore dollar	378	18,025
Others	26,012	98,113
Total	$168,410	$642,295

	Notional Amounts
July 31, 2021 contract amounts:	Sell	Buy
Euro	$118,988	$337,817
British pound	27,861	86,778
Japanese yen	15,939	43,281
Australian dollar	934	10,462
Hong Kong dollar	283	37,556
Singapore dollar	458	18,448
Others	22,374	93,079
Total	$186,837	$627,421
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and nine months ended July 31, 2022 and 2021, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	July 31, 2022	October 31, 2021
Notes payable	$346	$3,545
Revolving credit agreement, due 2024	56,500	—
Senior notes, due 2023-2025	55,500	79,000
Senior notes, due 2023-2027	71,429	78,572
Senior notes, due 2023-2030	350,000	350,000
Euro loan, due 2023	270,738	306,358
	804,513	817,475
Less current maturities and notes payable	401,728	34,188
Less unamortized debt issuance costs	1,087	1,578
Long-term maturities	$401,698	$781,709
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. The weighted-average interest rate at July 31, 2022 was 2.24%.
Senior notes, due 2023-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 1.72 years. The weighted-average interest rate at July 31, 2022 was 3.10%.
Senior notes, due 2023-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 2.69 years. The weighted-average interest rate at July 31, 2022 was 3.10%.

Nordson Corporation
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 3.30 years. The weighted-average interest rate at July 31, 2022 was 3.90%.
Euro loan, due 2023 — In March 2020, we amended, restated and extended the term of our existing euro term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at July 31, 2022 was 0.61%.
We were in compliance with all covenants at July 31, 2022 and the amount we could borrow would not have been limited by any debt covenants.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the Site) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of July 31, 2022 and October 31, 2021, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $313 and $319, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Subsequent Events
Segment reorganization
On July 8, 2022, Nordson Corporation announced a reorganization into three financial reporting segments effective August 1, 2022, the beginning of the Company’s fiscal fourth quarter.
The Company believes this new structure enhances its ability to deliver the Ascend strategy goal of top-tier growth with leading margins and returns.
Medical and Fluid Solutions (MFS)
The new MFS segment will include the Company’s fluid management solutions for medical, high-tech industrial and other diverse end markets. Related plastic tubing, balloons, catheters, syringes, cartridges, tips, and fluid connection components are used to dispense or control fluids within customers’ medical devices or products, as well as production processes. This remains one of the Company’s growth engines both organically and acquisitively. In fiscal 2021, this segment had revenues of approximately $0.6 billion.
Advanced Technology Solutions (ATS)
The ATS segment now will focus on products serving electronics end markets. ATS products integrate our proprietary technologies found in progressive stages of an electronics customer’s production processes, such as surface treatment, precisely controlled dispensing of material and test and inspection to ensure quality and reliability. Applications include, but are not limited to, semiconductors, printed circuit boards, electronic components, and automotive electronics. In fiscal 2021, this segment had revenues of approximately $0.5 billion.
Industrial Precision Solutions (IPS)
There is no change to the IPS segment, which is focused on delivering proprietary dispensing and processing technology, both standard and highly customized equipment, to diverse end markets. Product lines for IPS commonly reduce material consumption, increase line efficiency through precision dispense and measurement and control, and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This business primarily serves the industrial, consumer durables and non-durables markets. In fiscal 2021, IPS had revenues of approximately $1.2 billion.

Nordson Corporation
CyberOptics Corporation Pending Acquisition
On August 7, 2022, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Meta Merger Company, a direct and wholly owned subsidiary of the Company (Merger Sub), and CyberOptics Corporation (CyberOptics). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions that generates approximately $100 million in annual revenue. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CyberOptics, with CyberOptics surviving the merger as a wholly owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of CyberOptics, subject to certain exceptions, will be automatically converted into the right to receive $54.00 in cash, without interest, or approximately $380 million, net of cash acquired. The Company intends to fund the merger consideration with cash on hand and by utilizing its revolving credit agreement.
The consummation of the merger is subject to certain closing conditions, including the adoption and approval of the merger by the majority of the issued and outstanding common shares of CyberOptics, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions specified in the Merger Agreement.

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
We continue to actively monitor the rapidly evolving circumstances and impact of the COVID-19 pandemic, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. For example, in the second quarter of 2022, our revenue growth in Asia-Pacific was negatively impacted by COVID-19 lockdowns in China. Our revenue in China in the third quarter of 2022 recovered as COVID-19 lockdown restrictions were eased. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain and will depend largely on future developments related to the COVID-19 pandemic, including infection rates increasing or returning in various geographic areas, variations of COVID-19, the ultimate duration of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. These developments are constantly evolving and cannot be accurately predicted.
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
CyberOptics Corporation Pending Acquisition
On August 7, 2022, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Meta Merger Company, a direct and wholly owned subsidiary of the Company (Merger Sub), and CyberOptics Corporation (CyberOptics). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions that generates approximately $100 million in annual revenue. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CyberOptics, with CyberOptics surviving the merger as a wholly owned subsidiary of the Company. At the effective time of the merger, each issued and outstanding share of common stock of CyberOptics, subject to certain exceptions, will be automatically converted into the right to receive $54.00 in cash, without interest, or approximately $380.0 million, net of cash acquired. The Company intends to fund the merger consideration with cash on hand and by utilizing its revolving credit agreement.

Nordson Corporation
The consummation of the merger is subject to certain closing conditions, including the adoption and approval of the merger by the majority of the issued and outstanding common shares of CyberOptics, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions specified in the Merger Agreement.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2021 (the 2021 Form 10-K). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2021, except for the voluntary change in accounting principle from LIFO to FIFO as described in the Inventories Note.
Results of Operations
Three months ended July 31, 2022
Worldwide sales for the three months ended July 31, 2022 were $662,128, an increase of 2.4% from sales of $646,858 for the comparable period of 2021. The increase consisted of a 3.9% increase in organic sales volume and a favorable 3.5% increase due to an acquisition, which was partially offset by an unfavorable effect from currency translation of 5.0%. The organic sales increase was driven by strong demand across most end markets in our Advanced Technology Solutions Segment, particularly in electronics and medical.
Sales outside the United States accounted for 66.9% of our sales in the three months ended July 31, 2022 compared to 68.8% in the comparable period of 2021. On a geographic basis, sales in the United States were $219,067, an increase of 8.7% compared to 2021, consisting of a 5.0% increase in organic sales volume and a 3.7% increase from an acquisition. In the Asia Pacific region, sales were $208,184, a decrease of 1.0% from 2021, consisting of an organic sales volume decrease of 1.0% and 3.5% decrease due to unfavorable currency effects, partially offset by a 3.5% increase due to an acquisition. In Europe, sales were $151,659, a decrease of 6.6% from 2021, consisting of an organic sales volume increase of 1.6% and a 3.8% increase due to an acquisition, offset by unfavorable currency effects of 12.0%. In the Americas region, sales were $60,138, an increase of 26.0% from 2021, consisting of an organic sales volume increase of 25.7%, an increase due to an acquisition of 1.6%, and unfavorable currency effects of 1.3%. In Japan, sales were $23,080, a decrease of 7.5% from 2021, consisting of an organic sales volume increase of 9.3% and a 2.2% increase due to an acquisition, offset by unfavorable currency effects of 19.0%.
Cost of sales for the three months ended July 31, 2022 were $296,544, up from $281,587 in the comparable period of 2021. Gross profit, expressed as a percentage of sales, decreased to 55.2% from 56.5% in the comparable period of 2021. The 1.3 percentage point decrease in gross margin was primarily driven by unfavorable sales mix and cost inflation in material, labor and logistics.
Selling and administrative expenses for the three months ended July 31, 2022 were $180,666, up from $176,995 in the comparable period of 2021. The 2.1% increase was primarily driven by the first-year effect of an acquisition, partially offset by favorable currency translation effects and improved cost controls.
Operating profit decreased to $184,918 for the three months ended July 31, 2022, compared to $188,276 in the comparable period of 2021. Operating profit as a percentage of sales decreased to 27.9% for the three months ended July 31, 2022 compared to 29.1% in the comparable period of 2021. The 1.2 percentage point decline in operating margin was primarily driven by unfavorable sales mix, currency impacts and inflationary pressures, partially offset by continued selling and administrative expense leverage due to the 3.9% increase in organic sales volume.
Interest expense for the three months ended July 31, 2022 was $5,737, compared to $6,139 in the comparable period of 2021. The decrease was primarily due to lower average debt levels compared to the prior year period. Other income was $752 compared to other expense of $2,232 in the comparable period of 2021. Included in 2022 other expense were pension and postretirement costs of $25 and $745 of foreign currency gains. Included in 2021 other expense were pension and postretirement costs of $1,554 and $512 of foreign currency losses.
Net income for the three months ended July 31, 2022 was $141,811, or $2.45 per diluted share, compared to $142,182, or $2.42 per diluted share, in the same period of 2021. This represents a 0.3% decrease in net income, and a 1.2% increase in diluted earnings per share.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $341,215 in the three months ended July 31, 2022, a decrease of 1.2% from sales in the comparable period of 2021 of $345,449. The decrease in sales volume of 1.2% consisted of an organic sales volume decrease of 1.1% and unfavorable currency effects that decreased sales by 6.6%, partially offset by a 6.5% increase from an acquisition. The organic sales volume decrease was primarily driven by difficult prior year comparisons, particularly in the

Nordson Corporation
Asia-Pacific region, as sales in the comparable period of 2021 were a record for this segment. Additionally, unfavorable currency translation effects were seen across most regions, particularly in Europe and Japan.
Operating profit as a percentage of sales decreased to 35.1% for the three months ended July 31, 2022 compared to 35.8% in the comparable period of 2021. The 0.7 percentage point decline in operating margin was primarily due to inflationary pressures and unfavorable currency impact.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $320,913 in the three months ended July 31, 2022, an increase of 6.5% from sales in the comparable period of 2021 of $301,409. The increase was the result of organic sales volume increase of 9.6%, partially offset by an unfavorable currency effect of 3.1%. The organic sales growth was driven by robust demand across all major product lines, particularly in electronics dispense and biopharma fluid component product lines.
Operating profit as a percentage of sales increased to 26.9% for the three months ended July 31, 2022 compared to 26.8% in the comparable period of 2021. The 0.1 percentage point improvement in operating margin was primarily due to the 9.6% organic sales volume increase and favorable selling and administrative expense leverage partially driven by cost structure simplification actions taken in the current year, principally offset by cost inflation in material, labor and logistics.

Nine months ended July 31, 2022
Worldwide sales for the nine months ended July 31, 2022 were $1,906,697, an increase of 8.2% from sales of $1,762,962 for the comparable period of 2021. The increase consisted of an 8.4% increase in organic sales volume and a net 3.1% increase due to an acquisition and divestiture, partially offset by an unfavorable effect from currency translation of 3.3%. Strength in electronics dispense, test and inspection, and industrial end markets were the primary drivers of the growth.
Sales outside the United States accounted for 67.0% of our sales in the nine months ended July 31, 2022 compared to 66.5% in the comparable period of 2021. On a geographic basis, sales in the United States were $628,952, an increase of 6.6% compared to 2021, consisting of a 3.9% increase in organic sales volume and a net 2.7% increase from an acquisition and divestiture. In the Asia Pacific region, sales were $559,857, an increase of 9.6% from 2021, consisting of an organic sales volume increase of 8.3% and a net 3.1% increase from an acquisition and divestiture, partially offset by unfavorable currency effects of 1.8%. In Europe, sales were $479,900, an increase of 5.7% from the comparable period of 2021, consisting of an organic sales volume increase of 10.5% and a net 3.8% increase from an acquisition and divestiture, partially offset by unfavorable currency effects of 8.6%. In the Americas region, sales were $163,907, an increase of 27.3% from 2021, consisting of an organic sales volume increase of 27.0% and a net increase of 1.1% due to an acquisition and divestiture, minimally offset by unfavorable currency effects of 0.8%. In Japan, sales were $74,081, a decrease of 7.3% from the comparable period of 2021, consisting of an organic sales volume increase of 2.3% and a net 2.9% increase due to an acquisition and divestiture, offset by unfavorable currency effects of 12.5%.
Cost of sales for the nine months ended July 31, 2022 were $843,344, up from $770,032 in the comparable period of 2021. Gross profit, expressed as a percentage of sales, decreased slightly to 55.8% from 56.3% in the comparable period of 2021. The 0.5 percentage point decrease in gross margin was primarily driven by unfavorable mix, increased freight and other inflationary pressures, partially offset by favorable sales volume leverage, manufacturing efficiencies, and pricing actions.
Selling and administrative expenses for the nine months ended July 31, 2022 were $538,602, up from $529,238 in the comparable period of 2021. The 1.8% increase was primarily driven by the first-year effect of an acquisition, partially offset by favorable currency translation effects and improved cost controls.
Operating profit increased from $463,692 in the nine months ended July 31, 2021 to $524,751 in the comparable period of 2022. Operating profit as a percentage of sales increased to 27.5% for the nine months ended July 31, 2022 compared to 26.3% in the comparable period of 2021. The 1.2 percentage point increase in operating margin was driven by the 8.4% organic sales volume increase and continued selling and administrative expense leverage, partially offset by unfavorable product mix and currency translation effects.
Interest expense for the nine months ended July 31, 2022 was $16,748, compared to $20,210 in the comparable period of 2021. The decrease was due primarily to lower average debt levels. Other expense was $37,720 compared to $10,736 in the comparable period of 2021. Included in 2022 other expense were non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations, other pension and postretirement income of $1,002 and $2,109 of foreign currency gains. Included in 2021 were pension and postretirement costs of $6,529 and $4,049 of foreign currency losses.
Net income for the nine months ended July 31, 2022 was $371,854, or $6.37 per diluted share, compared to $343,908, or $5.86 per diluted share, in the same period of 2021. This represents an 8.1% increase in net income, and an 8.7% increase in diluted earnings per share. Net income for the nine months ended July 31, 2022 includes after tax non-cash pension settlement charges

Nordson Corporation
with a second quarter impact of 32,450, or $0.56 per diluted share, related to the purchase of an annuity contract to relieve the company of certain pension benefit obligations.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $981,582 in the nine months ended July 31, 2022, an increase of 5.2% from sales in the comparable period of 2021 of $932,640. The increase was the result of an increase of 4.2% in organic sales volume and a net increase of 5.7% due to an acquisition and divestiture, partially offset by unfavorable currency effects of 4.7%. Growth occurred in all regions except for Japan.
Operating profit as a percentage of sales decreased slightly to 33.0% for the nine months ended July 31, 2022 compared to 33.4% in the comparable period of 2021. The 0.4 percentage point decline in operating margin operating margin was primarily due to unfavorable mix, principally offset by benefits of the divestiture of our screws and barrels product line and favorable selling and administrative expense leverage.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $925,115 in the nine months ended July 31, 2022, an increase of 11.4% from sales in the comparable period of 2021 of $830,322. The increase was the result of an organic sales volume increase of 13.3%, partially offset by unfavorable currency effects that decreased sales by 1.9%. Sales growth occurred in all product lines, with particular strength in electronic dispense, test and inspection, and biopharma fluid component product lines.
Operating profit as a percentage of sales increased to 28.2% for the nine months ended July 31, 2022 compared to 24.6% in the comparable period of 2021. The 3.6 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage and the 13.3% organic sales volume increase.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and nine months ended July 31, 2022 was 21.4% and 21.2%, respectively, compared to 21.2% and 20.8%, respectively, for the comparable periods a year ago.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $115 and $1,539 for the three and nine months ended July 31, 2022, respectively, compared to $570 and $3,165 for the three and nine months ended July 31, 2021, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2022 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2021. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2022 were translated at exchange rates in effect during the same period of 2021, we estimated that sales would have been approximately $32,200 higher while costs of sales and selling and administrative expenses would have been approximately $21,300 higher. If transactions for the nine months ended July 31, 2022 were translated at exchange rates in effect during the same period of 2021, we estimated that sales would have been approximately $58,500 higher while costs of sales and selling and administrative expenses would have been approximately $38,900 higher.
Financial Condition
Liquidity and Capital Resources
During the nine months ended July 31, 2022, cash and cash equivalents decreased $171,235 as cash was used to fund the NDC acquisition and purchase of shares for treasury, partially offset by cash generated from operations in the period. Cash provided by operations during this period was $339,691 compared to $375,456 for the nine months ended July 31, 2021. Changes in operating assets and liabilities decreased cash by $125,573 in the nine months ended July 31, 2022 compared to increasing cash by $12,565 in the comparable period of 2021, primarily related to increases in receivables and investments in inventory. As a result of our pension annuitization transaction, we remeasured the periodic benefit obligation of pension plan and recorded non-cash settlement charges of $41,221 in the second quarter of 2022.

Nordson Corporation
Cash used in investing activities was $210,571 for the nine months ended July 31, 2022, compared to $22,997 used in the comparable period of 2021. During the nine months ended July 31, 2022, cash of $171,613 was used for the NDC acquisition and cash of $39,373 was used for capital expenditures. During the nine months ended July 31, 2021, $28,073 was used for capital expenditures. The increase in capital expenditures related primarily to capacity expansion in our medical fluid dispensing and components product lines.
Cash used in financing activities was $294,418 for the nine months ended July 31, 2022, compared to $388,126 used in the comparable period of 2021. In the nine months ended July 31, 2022, cash of $88,675 was used for dividend payments and cash of $233,767 was used for the purchase of treasury shares, compared to $68,021 and $46,840, respectively, in the comparable period of 2021. The nine months ended July 31, 2021 included net repayments of long-term debt of $292,290 compared to net proceeds of long-term debt of $22,905 for the nine months ended July 31, 2022.
The Company also announced that the Board of Directors approved a 27 percent increase in the Company's quarterly cash dividend to $0.65 per common share from $0.51, effective with the dividend payable on September 6, 2022 to shareholders of record as of the close of business on August 23, 2022.
The following is a summary of significant changes in balance sheet captions from October 31, 2021 to July 31, 2022. Inventories-net increased by $72,384 due to our efforts to manage supply chain disruptions and to meet expected demand and existing backlog and as a result of the NDC acquisition. Goodwill increased by $129,856 due to the NDC acquisition in the first quarter of 2022. The long-term debt decrease was largely due to a Euro loan balance of $270,738 being classified as current.
We believe the combination of present capital resources, cash from operations and unused financing sources are more than adequate to meet cash requirements for the next twelve months and for the foreseeable future thereafter, including the acquisition of CyberOptics. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company. We were in compliance with all debt covenants as of July 31, 2022. Refer to our Long-term debt footnote in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding.
Outlook
Backlog entering the fourth quarter of fiscal year 2022 exceeds $1 billion, as the Company continues to see extended shipment request dates in conjunction with large orders from its customers in electronics, industrial and medical end markets. For the fiscal year 2022, the Company expects, despite significant currency headwinds, year-over-year revenue growth of 8% to 9% and earnings per share growth compared to fiscal year 2021.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of NDC and the acquisition and integration of CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts between Russia and Ukraine, acts of terror, natural disasters and pandemics, including the COVID-19 pandemic.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2022. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2022 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common stock repurchased by the Company during the three months ended July 31, 2022:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2022 to May 31, 2022	136,702	$211.07	136,378	$224,997
June 1, 2022 to June 30, 2022	160,867	$205.92	160,867	$191,871
July 1, 2022 to July 31, 2022	151,320	$206.99	150,586	$160,700
Total	448,889		447,831
(1)Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2)In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Approximately $160,700 of the total $1,000,000 authorized remained available for share repurchases on July 31, 2022. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program is being funded using cash from operations and proceeds from borrowings under our credit facilities.

ITEM 6.	EXHIBITS

18.1	Ernst & Young LLP LIFO Preferability Letter
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2022 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at July 31, 2022 and October 31, 2021, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 26, 2022	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)