Form 10-K
period 2022-10-31
NORDSON CORP
filed 2022-12-19
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 29, 2022 was approximately $12,407,909,520.
There were 57,156,824 Common Shares outstanding as of November 30, 2022.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2023 Annual Meeting - Part III of the Form 10-K

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
Item 1.  Business
General Description of Business
Nordson is an innovative precision technology company that leverages a scalable growth framework to deliver top tier growth with leading margins and returns. We engineer, manufacture and market differentiated products and systems used for precision dispensing, applying and controlling of adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces and various medical products such as: catheters, cannulas, medical balloons and medical tubing. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, electronics, medical, appliances, energy, transportation, building and construction, and general product assembly and finishing.
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 67 percent of our revenues were generated outside the United States in 2022.
We have 7,331 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Mexico, the Netherlands and the United Kingdom.
CyberOptics Acquisition
On November 3, 2022, the Company completed the acquisition of CyberOptics Corporation (“CyberOptics”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 7, 2022, by and among the Company, Meta Merger Company and CyberOptics. CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and will be reported in our Advanced Technology Solutions segment. The all-cash transaction of approximately $380,000, net of cash acquired, was funded using our revolving credit facility and is not expected to have a material impact on our Consolidated Financial Statements.
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
In 2021, we launched the Ascend strategy, which is designed to deliver top tier revenue growth with leading margins and returns. Ascend is driven by three interconnected pillars: the NBS (Nordson Business System) Next growth framework; Owner Mindset, our division-led organizational structure; and Winning Teams, our talent strategy. These three pillars are built upon the foundation of what makes Nordson special: our culture and our values.
The NBS Next growth framework, the heart of the Ascend strategy, uses data-based segmentation to identify our greatest opportunities for profitable growth and ensure we are investing our resources disproportionately in those areas. Using data in a consistent and disciplined way, leaders across the Company are defining their strategic business priorities.
We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies, and leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that have differentiated precision technology-based product portfolios, serve attractive high-growth end-markets applications and have a customer-centric business model. The
Nordson Corporation 4

primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors with new customers and expand the scope of the solutions we can offer to our customers.
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
We are an equal opportunity employer.
At Nordson, we have a long and proud history of investing in the communities where we live and work. We are committed to contributing approximately five percent of domestic pretax earnings to education, human welfare services and other charitable activities, particularly in communities where we have significant operations. Through the Nordson Corporation Foundation (the “Foundation”), we give back by providing grants to nonprofits in communities where we have facilities employing approximately 100 people. In recent years, we have extended our reach internationally, with giving programs in 11 international locations. We also expanded our Matching Gifts program internationally in 2022, which further expands our culture of giving around the world. Since 1989, we have donated more than $148 million to communities where we live and work. In addition, our employees volunteered more than 107,000 hours through our Time ‘N Talent and Dollars for Doers programs.
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
We market our products globally, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials. We serve a broad customer base, both in terms of industries and geographic regions. In 2022, no single customer accounted for ten percent or more of sales.
The following is a summary of the product lines and markets served by our operating segments:
Industrial Precision Solutions
This segment delivers proprietary dispensing and material processing technology, as well as measurement, inspection and control solutions to diverse end markets. Product line specific solutions reduce material consumption, increase line efficiency and enhance product quality and appearance. Technologies are used for processing polymers, inspection and measurement of food, tubing and films and dispensing adhesives, coatings and sealants. This segment primarily serves the industrial, consumer durables and non-durables markets.
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
•Measurement and Control Solutions – In-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. These precision applications ensure quality and reliability within the customers’ manufacturing processes. Key strategic markets include consumer non-durable, film extrusion and converting, cable and tubing and energy storage.
•Nonwovens – Dispensing, coating and laminating systems for applying adhesives, lotions, liquids and fibers to disposable products and continuous roll goods. Key strategic markets include adult incontinence products, baby diapers and child-training pants, hygiene products and surgical drapes, gowns, shoe covers and face masks.
Nordson Corporation 5

•Packaging – Automated adhesive dispensing systems used in the rigid packaged goods industries. Key strategic markets include packaging for food and beverage, pharmaceutical and other consumer goods.
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
Medical and Fluid Solutions
This segment includes fluid management solutions for medical, high-tech industrial and other diverse end markets.
•Medical – Components used for minimally invasive interventional delivery of medical devices, including cannulas, catheters and medical balloons. Products also include proprietary single-use plastic components in medical applications, including biopharmaceutical, patient care/surgical and diagnostic systems.
•Fluid Management – Precision manual and semi-automated dispensers and highly engineered single-use plastic molded syringes, cartridges, tips and fluid connection components. Products are used within critical industrial production processes and for applying and controlling the flow of adhesives, sealants and lubricants. Key strategic markets include electronics, industrial and animal health.
Advanced Technology Solutions
This segment integrates our proprietary product technologies into the progressive stages of a customer’s production processes, such as surface treatment, precisely controlled dispensing of material and pre- and post-dispense test and inspection to ensure quality. This segment predominantly serves customers in the electronics end markets.
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
Principal materials used to make our products are metals and plastics, typically in sheets, bar stock, castings, forgings, tubing and pellets. We also purchase many electrical and electronic components, fabricated metal parts, high-pressure fluid hoses, packings, seals and other items integral to our products. Suppliers are competitively selected based on cost, quality and service. Most significant raw materials that we use are available through multiple sources. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials and tariffs on certain raw materials, particularly imports from China, as well as disruptions in availability of raw materials, components and sourced finished goods.
We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, financial stability and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers.
Nordson Corporation 6

Senior operating management supervises an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.
Natural gas and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.
Though the COVID-19 pandemic disrupted the global supply chain, we have not experienced significant supply disruption from third-party component suppliers. However, we have faced and continue to face some supply chain constraints, primarily related to electronic component availability. While logistics flow continues to improve, we are experiencing much higher costs than pre-pandemic rates due to carrier rate increases, mode changes, fuel costs, port backlog and other factors. In addition, shipments between countries have been impacted and we have experienced delays due to a variety of factors related to supply chain disruption.
Intellectual Property
We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets, and contractual provisions to protect our intellectual property. Our worldwide intellectual property portfolio is strengthened through innovation and brand recognition, and our comprehensive approach for protection and enforcement. We enter into confidentiality and intellectual property agreements with our employees that require them to disclose any inventions created in the scope of employment, convey all rights to those inventions to us, and restrict the distribution of proprietary information. Risk factors associated with our intellectual property are discussed in Item 1A, "Risk Factors".
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
Seasonal Variation in Business
Historically, the highest volume of sales occurs in the second half of the fiscal year due in large part to the timing of customers’ capital spending programs. Accordingly, fiscal first quarter sales volume is typically the lowest of the year due to timing of customers’ capital spending programs and customer holiday shutdowns. However, the COVID-19 pandemic, supply chain disruptions, historic backlog and other unusual events have impacted this historical trend to a degree.
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
Many factors influence our competitive position, including pricing, product quality and service. We maintain a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as global service and technical support. Working with customers to understand their processes and developing the application solutions that help them meet their production requirements also contributes to our leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage.
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
Nordson Corporation 7

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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material environmental damage arising from our operations. We accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Compliance with federal, state, local and foreign environmental protection laws during 2022 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot ensure that material environmental liabilities may not arise in the future.
For a discussion of the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
Human Capital Resources
Employee Profile
As of October 31, 2022, we had 7,331 full-time and part-time employees, including 128 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 16, 2025.
Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs not only include base wages and incentives in support of our pay for performance culture, but also health, welfare and retirement benefits. We focus many programs on employee wellness and have implemented solutions including mental health support access, telemedicine and healthy weight loss programs. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.
In the U.S., we match contributions to a tax-qualified defined contribution retirement savings plan (the “Savings Plan”) for all eligible employees, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach 6% of her or his base compensation. In addition, non-union new hires and re-hires as of July 1, 2021 are eligible for an additional enhanced 401(k) contribution of 3% eligible earnings. All contributions by employees into the Savings Plan are fully vested immediately. Company contributions, both the match and enhanced contribution, have a three-year graded vesting schedule and vest at 33 1/3% each year until fully vested after three years of employment. We also maintain a non-qualified, unfunded and unsecured deferred compensation plan for the benefit of eligible management employees whose benefits under the Savings Plan are limited by the benefit restrictions of Section 415 of the Internal Revenue Code. In addition, non-union employees hired prior to July 1, 2021 are eligible to participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Salaried Pension Plan”). The Salaried Pension Plan is designed to work together with social security benefits to provide employees with up to 30 years of service retirement income replacement that is approximately 55% of eligible compensation, subject to the Internal Revenue Code maximum monthly benefit. Participants fully vest in the Salaried
Nordson Corporation 8

Pension Plan after five years of service. All eligible union employees hired prior to November 1, 2004 participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Hourly Pension Plan”). The Hourly Pension Plan provides a multiplier for each year of service to supplement employees’ retirement income. We also maintain a supplemental retirement benefit restoration plan (“Excess Defined Benefit Pension Plan”), which is an unfunded, non-qualified plan that is designed to provide retirement benefits to U.S.-based eligible participants hired prior to July 1, 2021, as a replacement for retirement benefits limited by regulations under the Internal Revenue Code.
In 2022, we launched a global recognition program that allows managers and peers to recognize the special achievements of others through both written recognition shared on a company awards feed, as well as monetary recognition that allows a recipient to choose a physical gift, gift card or donate the value of their recognition to charity. We also continue our service award program, which demonstrates appreciation and thanks to longstanding employees with five or more years of service. Service milestones are recognized at each five-year increment by presentation of a digital and/or printed certificate with an invitation to select a recognition award via an online catalog.
Talent
Our key talent philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our business, products and customers, while adding new employees and ideas in support of our continuous improvement mindset. Attracting and retaining the best talent relies on our ability to provide a diverse and inclusive workplace, personal and professional growth opportunities, and a rewarding employee experience. We strive to uphold a culture of shared knowledge, appreciation and success. We believe that our average tenure across the globe reflects our positive workplace culture and the strong engagement of our employees. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.
Talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored to ensure progress is made along the established timelines. Development plans also intersect with our mission, particularly as we strive to be responsible to our communities.
One of our core values—Respect for People—reflects the behavior we strive to include in every aspect of the way we conduct business. Our approach encompasses inclusion awareness and skill-building, intentionality with respect to diversity in our hiring and selection process and performance management and succession planning that recognizes the importance of diversity. We strive to promote inclusion through ongoing “Inclusive Leadership” and unconscious bias training across the Company. We regularly reflect on our progress and explore opportunities to improve our inclusion and diversity programs, including at the executive leadership and Board levels.
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
Item 1A.  Risk Factors
In an enterprise as diverse as ours, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that could materially and adversely affect our business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this annual report because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. You should not interpret the disclosure of any risk factor to imply that the risk factor has not already materialized. Additional risks factors may exist that are not presently known by the Company or that are currently deemed immaterial may also be present.

Risks Related to Economic Conditions
The COVID-19 pandemic has negatively disrupted, and may continue to negatively disrupt, our business and results of operations.
Throughout the COVID-19 pandemic, we have supported, and continue to support, multiple “critical infrastructure” sectors by manufacturing materials and products needed for medical supply chains, packaging, transportation, energy, communications, and other critical infrastructure industries. We have continued to operate during the COVID-19 pandemic in all our production
Nordson Corporation 9

facilities, having taken the recommended public health measures to ensure worker and workplace safety. As a result, there have been unfavorable impacts on our manufacturing efficiencies.
We continue to actively monitor the evolving circumstances and impact of the COVID-19 pandemic, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. For example, in the second quarter of 2022, our revenue growth in Asia-Pacific was negatively impacted by COVID-19 lockdowns in China. COVID-19 lockdown restrictions in China continue to be implemented from time to time. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain and will depend largely on future developments related to the COVID-19 pandemic, including infection rates increasing or returning in various geographic areas, variations of COVID-19, the ultimate duration of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. These developments are constantly evolving and cannot be accurately predicted.
Changes in United States or international economic conditions, including declines in the industries we serve, could adversely affect the profitability of any of our operations.
In 2022, approximately 33 percent of our revenue was generated in the United States, while approximately 67 percent was generated outside the United States. The COVID-19 pandemic and related preventative and mitigation measures implemented by governments around the world and the conflict between Russia and Ukraine have to date negatively impacted the global economy and created significant volatility and disruption of financial markets.
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
Any significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event, including inflationary pressures, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets. We cannot predict the strength or duration of any economic slowdown and instability or the timing of any recovery.
Our results have been and could continue to be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the impact of the “United States-Mexico-Canada Agreement” with Mexico and Canada, which replaced the North American Free Trade Agreement, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business. Further, the level of impact from the COVID-19 pandemic and the reactions of governmental authorities and others thereto as well as the conflict between Russia and Ukraine may have significant adverse effects on international trade policy.
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
A significant portion of our consolidated revenues in 2022 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business
Nordson Corporation 10

have caused and may continue to cause foreign currency transaction and translation movements, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where applicable, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, uncertainty surrounding the impact of the COVID-19 pandemic, the impact of the conflict between Russia and Ukraine, changes in monetary policies and the effects of the departure of the United Kingdom from the European Union ("Brexit") have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the United States dollar against the foreign currencies in which we conduct business. Future adverse consequences arising from the COVID-19 pandemic, the conflict between Russia and Ukraine, and Brexit may include continued volatility in exchange rates. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
Risks Related to Our Business and Operations
A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our business, financial condition, results of operations and cash flows.
While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and prevailing price levels, including as a result of inflation. The COVID-19 pandemic and the conflict between Russia and Ukraine have negatively impacted, and may continue to negatively impact, the availability and prices for raw materials, parts, and components. While we generally attempt to pass along higher raw material, part and component costs to our customers in the form of price increases, there historically has been a delay between an increase in our raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. Shortages in raw materials or our inability to pass along price increases could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.
In addition, our facilities, supply chains, distribution systems and products may be impacted by natural or man-made disruptions, including armed conflict, demand surges, damaging weather or other acts of nature (including weather or other acts of nature caused by climate change), pandemics or other public health crises. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, or our distribution system could significantly disrupt our operations, delay production and shipments, impact our relationships and reputation with customers, suppliers, employees and others, result in lost or decreased sales, or result in legal exposure and large remediation or other expenses, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Nordson Corporation 11

anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
Political conditions in and between the United States and foreign countries in which we operate could adversely affect us.
We conduct our manufacturing, sales and distribution operations on a worldwide basis and are subject to risks associated with doing business both within and outside the United States. We expect that international operations and United States export sales will continue to be important to our business for the foreseeable future. Both sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside the United States. Such risks include, but are not limited to, the following:
•risks of political or economic instability;
•unanticipated or unfavorable circumstances arising from host country laws or regulations;
•threats of war, terrorism or governmental instability, including the conflict between Russia and Ukraine;
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
Increased information technology threats and more sophisticated and targeted cybercrime could pose a risk to our systems, networks, products, solutions and services.
We have experienced and expect to continue to experience cyber-attacks to our systems and networks. To date, we have not experienced any material breaches or material losses related to cyber-attacks. To conduct our business, we rely extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party service providers. Increased global information technology security threats, more sophisticated and targeted computer crime and cyberterrorism pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cyber-attack or other disruption may also result in financial loss, including potential fines for failure to safeguard data or losses in connection with any litigation that may result from a cyber-attack. Our insurance coverage may not be adequate to cover all the costs arising from such events.
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
Nordson Corporation 12

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
The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the U.S., Europe and elsewhere (including but not limited to the European Union’s GDPR, the Brazilian General Data Protection Law and the CCPA), are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.
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
A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures. These efforts require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships and a decrease in revenues and earnings associated with the divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
Nordson Corporation 13

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
Our recent historical growth has depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. For example, in November 2022, we completed our acquisition of CyberOptics. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, including the recent acquisition of CyberOptics, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.
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
Nordson Corporation 14

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
Risks Related to Legal, Compliance and Regulatory Matters
Changes in United States and international tax laws may have a material adverse effect on our business, financial condition and results of operations.
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
The level of returns on pension plan assets, changes in the actuarial assumptions used and management of pension liabilities could adversely affect us.
Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements may also be affected by our actual return on plan assets and by legislation and other government regulatory actions. Changes in assumptions, laws or regulations and how the Company manages pension liabilities could lead to variability in financial results and could have a material adverse impact on liquidity.
Our global operations are subject to increasingly complex environmental regulatory requirements, and compliance with evolving environmental regulatory requirements could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.
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
Nordson Corporation 15

costs. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.
It is our policy to apply strict standards for environmental protection to all of our operations within and outside of the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be prohibited from entering certain jurisdictions, if we were to violate or become liable under environmental laws, if our products become non-compliant with environmental laws or if we were to undertake environmental protection actions voluntarily.
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including through our ESG Report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Risks Related to Our Capital Structure
Our inability to comply with our existing credit facilities’ restrictive covenants or to access additional sources of capital could impede our growth or the repayment or refinancing of existing indebtedness.
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
Nordson Corporation 16

satisfactory terms or at all. Finally, as a consequence of worsening financial market conditions, our credit facility providers may not provide the agreed credit if they become undercapitalized.
Changes in interest rates could adversely affect us.
Any period of interest rate increases may adversely affect our profitability. As of October 31, 2022, we had $738,822 of total debt outstanding, of which 35 percent was priced at interest rates that float with the market. A one percentage point increase in the interest rate on the floating rate debt in 2022 would have resulted in approximately $2,841 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
General Risk Factors
The insurance that we maintain may not fully cover all potential exposures.
We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail or deny our claims. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.
Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.
While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions, including any that may be caused by global climate change, such as hurricanes or tornadoes, as well as major earthquakes, wildfires and other natural disasters in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, and delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our financial condition and results of operations.
Item 1B.  Unresolved Staff Comments
None.
Nordson Corporation 17

Item 2.  Properties
Our principal owned and leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of October 31, 2022 were as follows:

Location	Description of Property	Approximate Square Feet

United States
Amherst, Ohio [1]	A manufacturing, laboratory and office complex	521,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	212,000
Carlsbad, California [3]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	145,000
Swainsboro, Georgia [1]	A manufacturing building	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Salem, New Hampshire [2]	Two manufacturing, warehouse and office buildings (leased)	83,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [1]	A manufacturing, warehouse and office building (leased)	64,000
Irwindale, California [1]	An office building and lab	48,000
Dayton, Ohio [1]	A manufacturing, warehouse and office building	43,000
Vista, California [3]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Elk Grove, Illinois [3]	A manufacturing, warehouse and office building (leased)	40,000
San Jose, CA [2]	A manufacturing, warehouse and office building (leased)	37,000
Westlake, Ohio	Corporate headquarters	28,000
Liberty Lake, Washington [3]	A manufacturing, warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
International
Münster, Germany [1]	Two manufacturing, warehouse and office buildings (leased)	260,000
Shanghai, China [1]	Seven manufacturing, warehouse, laboratory and office buildings	178,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Two manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2]	Four office, laboratory and warehouse buildings (leased)	76,000
Suzhou, China [3]	Two manufacturing, warehouse and office buildings (leased)	75,000
Tecate, Mexico [2]	A manufacturing, warehouse and office building (leased)	59,000
Bangalore, India [1,2]	An assembly, warehouse and office building	56,000
Maastricht, Netherlands [1]	A manufacturing, warehouse and office building	54,000
Erkrath, Germany [1,2]	An office, laboratory and warehouse building (leased)	50,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building	47,000
Deurne, Netherlands [1]	A manufacturing, warehouse and office building (leased)	46,000
Aylesbury, U.K. [3]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2]	An office, laboratory and warehouse building (leased)	35,000
Geleen, Limburg [1]	A warehouse and office building	30,000
Sao Paulo, Brazil [1]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1]	A warehouse and office building	22,000
Singapore [1]	Two warehouse and office buildings (leased)	22,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000
Nordson Corporation 18

Business Segment - Property Identification Legend
1 - Industrial Precision Solutions
2 - Medical Fluid Systems
3 - Advanced Technology Solutions
The facilities listed have adequate, suitable and sufficient capacity (production and non-production) to meet present and foreseeable demand for our products.
Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date. Information about leases is reported in Note 11 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.
Item 3.  Legal Proceedings
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Nordson Corporation 19

Information About Our Executive Officers
Our executive officers as of October 31, 2022, were as follows:

Name	Age	Officer Since	Position or Office with The Company and Business Experience During the Past Five (5) Year Period

Sundaram Nagarajan	60	2019	President and Chief Executive Officer, 2019
Joseph P. Kelley	50	2020	Executive Vice President, Chief Financial Officer, 2020
James E. DeVries	63	2012	Executive Vice President, 2012
Stephen P. Lovass	53	2017	Executive Vice President, 2017
Jennifer McDonough	51	2021	Executive Vice President, General Counsel and Secretary, 2021
Shelly M. Peet	57	2007	Executive Vice President, 2009
Jeffrey A. Pembroke	55	2015	Executive Vice President, 2015
Srinivas Subramanian	52	2022	Executive Vice President, 2022
Effective August 1, 2019, Sundaram Nagarajan was appointed President and Chief Executive Officer and as a member of the Board of Directors of the Company. Prior to becoming our President and Chief Executive Officer, Mr. Nagarajan served as Executive Vice President, Automotive OEM Segment, with Illinois Tool Works Inc. (NYSE: ITW), a global manufacturer of a diversified range of industrial products and equipment, since 2015. Prior to that, Mr. Nagarajan served as Executive Vice President, Welding Segment, with Illinois Tool Works from 2010 to 2015. Mr. Nagarajan joined the Board of Directors of Wesco International (NYSE: WCC) in 2022. He previously served as a member of the Board of Directors of Sonoco Products Company (NYSE: SON) from 2015 to 2022.
Effective July 6, 2020, Joseph P. Kelley was appointed as Executive Vice President, Chief Financial Officer of the Company. Mr. Kelley had previously served as Chief Financial Officer of Materion Corporation, (NYSE: MTRN), an advanced materials company, since 2015. Throughout his career, he served in roles of increasing financial responsibility at Materion, Avient Corporation (formerly known as PolyOne Corporation) (NYSE: AVNT), a specialty chemicals company, and Lincoln Electric (Nasdaq: LECO), a global manufacturer.
Effective August 1, 2022, Stephen P. Lovass was named Executive Vice President - Medical and Fluid Solutions. Previously, Mr. Lovass served as Corporate Vice President since November 2016. Prior to joining the Company, Mr. Lovass served as President for one of the global sensors and controls businesses for Danaher Corporation (NYSE: DHR), an international Fortune 200, diversified science and technology company, from 2012 to 2016. Prior to joining Danaher, Mr. Lovass served as a Senior Vice President and Corporate Officer for Gerber Scientific, Inc., an automated systems manufacturer for sign-making, specialty graphics and packaging.
Effective November 1, 2021, Jennifer L. McDonough was named Executive Vice President, General Counsel and Secretary and leads the Company’s global legal function in ethics and compliance, intellectual property and other general corporate legal matters. Ms. McDonough brings over 20 years of experience advising companies on wide-ranging, critical corporate initiatives and most recently served as Vice President, Deputy General Counsel and Assistant Secretary at PPL Corporation (NYSE: PPL), a Fortune 500 utility company, where she was responsible to deliver extensive legal counsel and services, including in the areas of general corporate law, mergers and acquisitions, corporate venture capital and investment transactions, securities and finance. Prior to joining PPL in 2017, Ms. McDonough served as Senior Vice President, General Counsel and Secretary at REX Energy Corporation, an independent condensate, NGL and natural gas company, having joined REX Energy in April 2011, and before that as Assistant General Counsel and Assistant Secretary at Kennametal Inc., a global manufacturer and provider of engineered products and solutions (NYSE: KMT), which she joined in May 2005. She began her career as a business and finance attorney with the international law firm Morgan, Lewis and Bockius LLP.
Effective August 1, 2022, Srinivas Subramanian was named Executive Vice President - Advanced Technology Solutions. Previously, Mr. Subramanian served as Vice President of the Electronics Processing Solutions business, having served in various roles of increasing responsibility since joining the Company in 2006.
Nordson Corporation 20

PART II
Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2022, there were 1,185 record shareholders.
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.
Performance Graph
The following graph compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2012 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our New Peer Group, which includes: AME, B, DCI, ENTG, GGG, GTLS, IEX, ITT, KEYS, LECO, MKSI, NATI, TER, TRMB, WTS and WWD. For 2022, the Company made changes to its peer group to remove Enerpac Tool Group Corp., Albany International Corp., Gardner Denver Holdings, Inc. (fka Ingersoll Rand Inc.) and Roper Technologies, Inc., because each had fallen outside of the parameters used to establish the peer group and to add MKS Instruments, Inc. and Trimble Inc., which fell within such parameters. FLIR Systems, Inc. was also removed from the New Peer Group because it was acquired by Teledyne Technologies Incorporated (NYSE: TDY) and ceased to be an independent public company.

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100 on November 1, 2012
Fiscal Year Ending October 31, 2022

500
400
300
200
100
0
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Nordson Corporation
S&P 500 Index
S&P MidCap 400
S&P 500 Ind. Machinery
S&P MidCap 400 Ind. Machinery
New Peer Group
Old Peer Group

Company/Market/Peer Group	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Nordson Corporation	$100.00	$123.28	$132.25	$124.58	$177.43	$226.60	$221.44	$286.25	$356.25	$472.06	$421.83
S&P 500 Index	$100.00	$127.18	$149.14	$156.89	$163.97	$202.72	$217.61	$248.78	$272.94	$390.07	$333.08
S&P MidCap 400	$100.00	$133.48	$149.04	$154.14	$163.78	$202.23	$204.30	$222.72	$220.16	$327.82	$289.99
S&P 500 Ind. Machinery	$100.00	$142.79	$161.02	$160.77	$183.57	$253.08	$233.52	$284.79	$312.37	$412.31	$357.98
S&P MidCap 400 Ind. Machinery	$100.00	$138.84	$147.12	$123.15	$144.53	$207.30	$202.93	$241.15	$257.68	$366.04	$331.62
New Peer Group	$100.00	$138.62	$145.80	$136.18	$148.19	$226.15	$221.17	$290.09	$326.22	$493.24	$418.37
Old Peer Group	$100.00	$138.31	$150.81	$147.25	$151.00	$227.92	$233.26	$298.70	$323.26	$475.86	$419.71
Source: Zack’s Investment Research
Nordson Corporation 21

Common Share Repurchases

(in whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2022 to August 31, 2022	3,156	$224.00	3,027	$160,023
September 1, 2022 to September 30, 2022	66,415	$218.00	66,404	$645,547
October 1, 2022 to October 31, 2022	64,197	$215.01	64,017	$631,782
Total	133,768		133,448
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $631,782 of the total $1,500,000 authorized remained available for share repurchases at October 31, 2022. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation 22

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
We test goodwill in accordance with Accounting Standards Codification ("ASC") 350. We did not record any goodwill impairment charges in 2022. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the Income Approach and the Market Approach. Effective in the fourth quarter of 2022, we realigned our former two operating segments into three: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. Previously, Advanced Technology Solutions was comprised of Medical and Fluid Solutions and the former Advanced Technology Solutions. Our segment change did not have any impact on our reporting units.
The discounted cash flow method (Income Approach) uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology.

Nordson Corporation 23

The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2022, the WACC rates used ranged from 8.3 percent to 11.0 percent depending upon the reporting unit's size, end market volatility and projection risk. See Note 6 - Goodwill and intangible assets for further details regarding the valuation methodologies used.
In 2022, 2021 and 2020, the results of our annual impairment tests indicated no impairment.
The fair value ("FV") was compared to the carrying value ("CV") for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2022, our conclusion is that no goodwill was impaired in 2022. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Industrial Precision Solutions Segment - Adhesives	8.3%	619%	$501,082
Industrial Precision Solutions Segment - Industrial Coating Systems	11.0%	745%	$24,083
Advanced Technology Solutions Segment - Electronics Systems	9.5%	497%	$27,110
Advanced Technology Solutions Segment - Test & Inspection	11.0%	354%	$87,248
Medical and Fluid Solutions Segment - Fluid Management	9.5%	237%	$1,713,531
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
The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 5.70 percent at October 31, 2022 and 3.02 percent at October 31, 2021. The discount rate used was determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.
In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 5.75 percent in both 2022 and 2021.
The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 4.30 percent and 4.00 percent at October 31, 2022 and October 31, 2021, respectively.
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

	United States
	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2022	$(6,706)	$8,128
Effect on pension obligation as of October 31, 2022	$(39,523)	$48,781
Expected return on assets:
Effect on total net periodic pension cost in 2022	$(5,094)	$4,994
Compensation increase:
Effect on total net periodic pension cost in 2022	$5,654	$(4,965)
Effect on pension obligation as of October 31, 2022	$16,488	$(14,861)
Nordson Corporation 24

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
CyberOptics Acquisition
On November 3, 2022, the Company completed the acquisition of CyberOptics Corporation (“CyberOptics”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 7, 2022, by and among the Company, Meta Merger Company and CyberOptics. CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and will be reported in our Advanced Technology Solutions segment. The all-cash transaction of approximately $380,000, net of cash acquired, was funded using our revolving credit facility and is not expected to have a material impact on our Consolidated Financial Statements
Results of Operations
Effective in the fourth quarter of 2022, we realigned and separated our two former operating segments into the following three operating segments: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. Previously, Advanced Technology Solutions was comprised of Medical and Fluid Solutions and the former Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure. We made these changes to realign our management team and our operating segments. We believe this realignment gives us better visibility into our medical and electronics platforms, which have grown significantly through both organic and acquisitive opportunities, including through the recent acquisition of CyberOptics. We also believe that the three revised operating segments better reflect how we now manage the Company, allocate resources and assess performance of the businesses. We also revised our geographic regions, such that the United States and Japan are now included in the Americas and Asia Pacific regions, respectively. As such, our geographical regions as used throughout this annual report include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific (including Japan) and Europe.
Below is a detailed discussion comparison of our results of operations for the fiscal years ended October 31, 2022 and October 31, 2021 as well as a comparison of sales and segment results for fiscal years October 31, 2021 and October 31, 2020 due to our change in operating segments and geographic regions. For a discussion of other changes from the fiscal year ended October 31, 2021 to the fiscal year ended October 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.
2022 compared to 2021
Worldwide sales for 2022 were $2,590,278, an increase of 9.7 percent from 2021 sales of $2,362,209. The increase consisted of a 10.8 percent improvement in organic sales, inclusive of pricing to offset inflation, and a net 3.3 percent increase from acquisitions and divestitures, partially offset by unfavorable currency translation effects that decreased sales by 4.4 percent.
Sales outside the United States accounted for 66.8 percent of total sales in 2022, as compared to 66.6 percent in 2021. On a geographic basis, sales in the Americas region were $1,096,596, an increase of 13.2 percent from 2021, with sales volume increasing 10.9 percent and a net 2.8 percent increase from acquisitions and divestitures, partially offset by unfavorable currency effect of 0.5 percent. Sales in the Asia Pacific region were $848,079, an increase of 9.3 percent from 2021, with sales volume increasing 11.0 percent and a net 3.2 percent increase from acquisitions and divestitures, partially offset by unfavorable currency effects of 4.9 percent. Sales in Europe were $645,603, an increase of 4.6 percent from 2021. The increase in sales
Nordson Corporation 25

consisted of a 10.7 percent organic sales volume increase and a net 3.9 percent increase from acquisitions and divestitures, partially offset by unfavorable currency effects of 10.0 percent.
Cost of sales were $1,163,742 in 2022, up 12.1 percent from $1,038,129 in 2021. Gross profit, expressed as a percentage of sales, decreased to 55.1 percent in 2022 from 56.1 percent in 2021. The 1.0 percentage point decrease in gross margin was driven by the impact of passing through inflationary cost increases, partially offset by a favorable divestiture impact.
Selling and administrative expenses were $724,176 in 2022, up from $708,953 in 2021. The 2.1 percent increase was driven by a 5.3 percent first-year effect of an acquisition impact and base business growth of 0.3 percentage points, partially offset by favorable currency translation effects which decreased costs 3.5 percentage points. Selling and administrative expenses as a percentage of sales decreased to 28.0 percent in 2022 from 30.0 percent in 2021. The 2.0 percentage point decrease was due primarily to sales growth leverage.
Operating profit as a percentage of sales increased to 27.1 percent in 2022 compared to 26.0 percent in 2021. The 1.1 percent increase in operating margin was primarily driven by selling and administrative expense leverage due to the 10.8 percent increase in organic sales, partially offset by the impact of passing through inflationary cost increases.
Operating capacity for each of our segments can support fluctuations in order activity without significant changes in operating costs. Operating margins for each segment were unfavorably impacted by a stronger dollar primarily against all major currencies during 2022 as compared to 2021.
Interest expense in 2022 was $22,413, a decrease of $3,078, or 12.1 percent, from 2021. The decrease was due to lower average debt levels compared to the prior year. During 2022, the Company recognized non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain U.S. pension benefit obligations. Other income in 2022 was $8,527 compared to other expense of $17,610 in 2021. Included in other income in 2022 were $6,270 in net foreign currency gains. Included in the prior year’s other expense were pension costs of 9,484 and $5,926 in foreign currency losses. The decrease in pension cost was principally attributable to decreased amortization of net actuarial losses.
Income tax expense in 2022 was $136,176, or 21.0 percent of pre-tax income, as compared to $119,808, or 20.9 percent of pre-tax income in 2021. The income tax provision for 2022 included a tax benefit of $3,273 due to our share-based payment transactions. Our income tax provision for 2021 included a tax benefit of $5,982 due to our share-based payment transactions.
Net income was $513,103, or $8.81 per diluted share, in 2022, compared to net income of $454,368, or $7.74 per diluted share, in 2021. This represented a 12.9 percent increase in net income and a 13.8 percent increase in diluted earnings per share. The increase of $1.07 per diluted share was primarily driven by sales growth, strong gross margins and selling and administrative expense leverage.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $1,337,242 in 2022, an increase of 7.2 percent, from 2021 sales of $1,246,947. The increase was the result of an organic sales increase of 7.0 percent and a net acquisition / divestiture impact of 6.1 percent, partially offset by unfavorable currency effects of 5.9 percent. Organic sales growth occurred in all product lines, except nonwovens. Sales growth was generally strong across all product lines and in all regions, except for nonwovens which had sales declines in all regions.
Operating profit as a percentage of sales decreased to 32.5 percent in 2022 compared to 33.2 percent in 2021. The 0.7 percentage point decline in operating margin was the result of the impact of passing through inflationary cost increases, partially offset by selling and administrative expense leverage due to the increase in sales.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $690,177 in 2022, an increase of 7.6 percent from 2021 sales of $641,654. The increase was the result of an organic sales increase of 9.7 percent partially offset by unfavorable currency effects that decreased sales by 2.1 percent. Sales growth was generally strong across all product lines and in all regions.
Operating profit as a percentage of sales increased to 31.5 percent in 2022 compared to 30.9 percent in 2021. The 0.6 percent percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage which contributed 1.6 percentage points, principally associated with the sales volume growth, partially offset by the impact of passing through inflationary cost increases.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $562,859 in 2022, an increase of 18.8 percent from 2021 sales of $473,608. The increase was the result of an organic sales increase of 22.4 percent partially offset by unfavorable currency effects that decreased sales by 3.6 percent. Sales growth was strong across all product lines and in all regions.
Nordson Corporation 26

Operating profit as a percentage of sales increased to 23.7 percent in 2022 compared to 15.5 percent in 2021. The 8.2 percentage point improvement in operating margin was driven by greater selling and administrative expense leverage associated with the sales volume growth.
2021 compared to 2020
Due to the change in our operating segments and geographical regions, the following comparison of our sales and segment results are being provided.
Worldwide sales for 2021 were $2,362,209, an increase of 11.4 percent from 2020 sales of $2,121,100. The increase consisted of a 11.3 percent improvement in organic sales volume and favorable currency translation effects, which increased sales by 2.7 percent, partially offset by a net 2.6 percent decrease from acquisitions and divestitures.
On a geographic basis, sales in the Americas region were $969,110, an increase of 8.0 percent from 2020, with organic sales volume increasing 10.7 percent and a favorable currency effect of 0.4 percent, partially offset by a net 3.0 percent decrease from acquisitions and divestitures. Sales in the Asia Pacific region were $775,607, an increase of 12.8 percent from 2020, with organic sales volume increasing 11.8 percent and favorable currency effects of 3.3 percent, partially offset by a net 2.3 percent decrease from acquisitions and divestitures. Sales in Europe were $617,492, an increase of 15.1 percent from 2020. The increase in sales consisted of a 11.4 percent organic sales volume increase and favorable currency effects of 5.7 percent, partially offset by a 2.0 percent decrease from acquisitions and divestitures.
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
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $641,654 in 2021, an increase of 13.6 percent from 2020 sales of $564,899. The increase was the result of an organic sales volume increase of 9.8 percent, a positive acquisition impact of 2.3 percent and favorable currency effects that increased sales by 1.5 percent. Sales growth was generally strong across all product lines and in all regions.
Operating profit as a percentage of sales increased to 30.9 percent in 2021 compared to 26.6 percent in 2020. The 4.3 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage associated with the sales volume growth.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $473,608 in 2021, an increase of 14.7 percent from 2020 sales of $412,778. The increase was the result of an organic sales volume increase of 12.4 percent and favorable currency effects that increased sales by 2.3 percent. Sales growth was generally strong across all product lines and in all regions.
Operating profit as a percentage of sales increased to 15.5 percent in 2021 compared to 10.0 percent in 2020. The 5.5 percentage point improvement in operating margin was principally driven by greater selling and administrative expense leverage associated with the sales volume growth and cost simplification actions taken in 2020.
Liquidity and Capital Resources
Cash and cash equivalents decreased $136,515 in 2022 to $163,457 as of October 31, 2022 compared to $299,972 as of October 31, 2021. Approximately 53 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of October 31, 2022. On November 3, 2022, net cash of $380,000 was used to fund the acquisition of CyberOptics as disclosed in Note 19 to these Consolidated Financial Statements.
Cash provided by operating activities was $513,131 in 2022, compared to $545,927 in 2021. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, gain/loss on sale of property, plant and equipment, and non-cash pension settlement charges), which were $676,200 in 2022, compared to $590,607 in 2021. Changes in working capital items used cash of $107,314 compared to $29,011 provided in 2021 as increases in receivables and inventory
Nordson Corporation 27

based on sales growth were partially offset by increases in other liabilities. In addition, cash used for other operating items decreased by $17,936 in 2022 compared to 2021.
Cash used in investing activities was $222,761 in 2022, compared to $33,169 in 2021. In 2022, $171,613 in cash was used, utilizing cash from operations, for acquisitions compared to $0 used in 2021. Capital expenditures were $51,428 in 2022 compared to $38,303 in 2021.
Cash used in financing activities was $416,006 in 2022, compared to $422,913 cash used in 2021. Net repayment of long-term debt and long-term borrowings used $33,908 of cash in 2022, compared to $289,416 used in 2021. In 2022, cash of $262,869 was used for the purchase of treasury shares, up from $60,970 used in 2021. Dividend payments were $125,914 in 2022, up from $97,683 in 2021 due to an increase in dividend on our common shares, on an annual basis, to $2.18 per share from $1.69 per share. Issuance of common shares related to employee benefit plans generated $12,124 of cash in 2022, down from $31,780 in 2021.
The following is a summary of significant changes by balance sheet caption from October 31, 2021 to October 31, 2022. Receivables-net and inventories-net combined increased $104,127 due to increased business activity during the year. Goodwill increased $131,129 due to the acquisition of NDC Technologies. Intangible assets-net decreased $27,965 primarily due to amortization expense. Pension obligations decreased $40,033 primarily due to a decrease in discount rates.
We have a $850,000 unsecured multi-currency revolving credit facility with a group of banks that expires in April 2024. At October 31, 2022 and October 31, 2021, we had no balances outstanding under the revolving credit facility. In connection with the CyberOptics acquisition, we borrowed under the revolving credit facility.
Our operating performance, balance sheet position and financial ratios for 2022 remained strong. Total debt decreased $78,040 during 2022. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash.
Contractual and Other Material Cash Obligations
The following table summarizes contractual and other material cash obligations as of October 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt (1)	$738,822	$392,537	$196,285	$60,000	$90,000
Interest payments on long-term debt (1)	50,846	16,222	19,720	9,214	5,690
Finance lease obligations (2)	17,826	4,907	5,439	1,367	6,113
Operating leases (2)	117,411	15,738	26,470	21,327	53,876
Contributions related to pension and postretirement benefits (3)	6,335	6,335	—	—	—
Purchase obligations (4)	238,530	232,675	5,855	—	—
Total obligations	$1,169,770	$668,414	$253,769	$91,908	$155,679

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
We believe that the combination of present capital resources, cash from operations and unused financing sources such as our credit facilities, including our revolving credit facility, are more than adequate to meet cash requirements for the twelve months and the foreseeable future thereafter. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent company.
Nordson Corporation 28

New Accounting Standards
There have been no new accounting standards issued which would require either disclosure or adoption during the current period by the Company.
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
In 2022, as compared with 2021, the United States dollar was generally stronger against foreign currencies. If 2021 exchange rates had been in effect during 2022, sales would have been approximately $103,829 higher and third-party costs would have been approximately $68,788 higher. In 2021, as compared with 2020, the United States dollar was generally weaker against foreign currencies. If 2020 exchange rates had been in effect during 2021, sales would have been approximately $55,200 lower and third-party costs would have been approximately $24,600 lower. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.
Trends
Our solid historical performance is attributed to our diverse geographic and end market participation and our long-term commitment to develop and provide quality products and worldwide service to meet our customers’ changing needs.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This annual report, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflict between Russia and Ukraine, acts of terror, natural disasters and pandemics, including the COVID-19 pandemic.
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
A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.
The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2022	2023	2024	2025	2026	2027	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$130,643	$110,643	$85,642	$50,000	$10,000	$90,000	$476,928	$452,879
Average interest rate on total borrowings outstanding during the year	3.7%	3.8%	3.9%	4.0%	4.0%	4.1%	3.7%

At October 31, 2021	2022	2023	2024	2025	2026	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$30,643	$130,643	$110,643	$85,643	$50,000	$100,000	$507,572	$549,895
Average interest rate on total borrowings outstanding during the year	3.7%	3.7%	3.8%	3.9%	4.0%	4.0%	3.7%
We also have variable-rate long-term debt. The weighted average interest rate of this variable-rate debt was 1.74 percent at October 31, 2022 and 0.71 percent at October 31, 2021. A one percent increase in interest rates would have resulted in additional interest expense of approximately $2,841 on the variable rate long-term debt in 2022.
Nordson Corporation 30

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2022, 2021 and 2020
(In thousands except for per-share amounts)	2022	2021	2020
Sales	$2,590,278	$2,362,209	$2,121,100
Operating costs and expenses:
Cost of sales	1,163,742	1,038,129	990,632
Selling and administrative expenses	724,176	708,953	693,552
Assets held for sale impairment charge	—	—	87,371
	1,887,918	1,747,082	1,771,555
Operating profit	702,360	615,127	349,545
Other income (expense):
Interest expense	(22,413)	(25,491)	(32,160)
Interest and investment income	2,026	2,150	1,681
Pension settlement charge for U.S. Plans	(41,221)	—	—
Other - net	8,527	(17,610)	(17,577)
	(53,081)	(40,951)	(48,056)
Income before income taxes	649,279	574,176	301,489
Income tax provision:
Current	146,908	115,737	65,906
Deferred	(10,732)	4,071	(13,956)
	136,176	119,808	51,950
Net income	$513,103	$454,368	$249,539
Average common shares	57,629	58,091	57,757
Incremental common shares attributable to equity compensation	620	643	716
Average common shares and common share equivalents	58,249	58,734	58,473
Basic earnings per share	$8.90	$7.82	$4.32
Diluted earnings per share	$8.81	$7.74	$4.27
Dividends declared per common share	$2.18	$1.69	$1.53
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 31

Consolidated Statements of Comprehensive Income

Years ended October 31, 2022, 2021 and 2020
(In thousands)	2022	2021	2020
Net income	$513,103	$454,368	$249,539
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(126,657)	7,033	12,910

Pension and postretirement benefit plans:
Prior service (cost) credit arising during the year	—	124	(6)
Net actuarial gain (loss) arising during the year	54,065	25,289	(21,607)
Amortization of prior service cost	(201)	(304)	(232)
Amortization of actuarial loss	7,575	14,954	12,767
Curtailment gain	1,052	—	—
Settlement loss recognized	32,219	3,187	1,931
Total pension and postretirement benefit plans	94,710	43,250	(7,147)

Total other comprehensive income (loss)	(31,947)	50,283	5,763

Total comprehensive income	$481,156	$504,651	$255,302
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 32

Consolidated Balance Sheets

October 31, 2022 and 2021
(In thousands)
Assets
Current assets:	2022	2021
Cash and cash equivalents	$163,457	$299,972
Receivables - net	537,313	489,389
Inventories - net	383,398	327,195
Prepaid expenses and other current assets	48,803	48,282
Total current assets	1,132,971	1,164,838
Goodwill	1,804,693	1,713,148
Property, plant and equipment - net	353,442	355,565
Intangible assets - net	329,402	357,367
Operating right of use lease assets	102,279	110,851
Deferred income taxes	10,447	11,381
Other assets	87,141	77,811
	$3,820,375	$3,790,961
Liabilities and shareholders' equity
Current liabilities:
Current maturities of long - term debt	$392,537	$34,188
Accrued liabilities	206,828	201,992
Accounts payable	99,276	91,689
Customer advance payments	92,584	77,868
Income taxes payable	22,333	16,636
Operating lease liability - current	15,738	17,222
Finance lease liability	4,907	5,799
Total current liabilities	834,203	445,394
Long-term debt	345,320	781,709
Operating lease liability - noncurrent	90,768	97,685
Deferred income taxes	110,781	88,467
Postretirement obligations	56,804	82,652
Pension obligations	40,551	80,584
Finance lease liability - noncurrent	11,184	14,944
Other long-term liabilities	36,389	40,396
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2022 and 2021	12,253	12,253
Capital in excess of stated value	626,697	585,334
Retained earnings	3,652,216	3,265,027
Accumulated other comprehensive loss	(207,782)	(175,835)
Common shares in treasury, at cost	(1,789,009)	(1,527,649)
Total shareholders' equity	2,294,375	2,159,130
	$3,820,375	$3,790,961
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 33

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2022, 2021 and 2020
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2019	$12,253	$483,116	$2,747,650	$(231,881)	$(1,430,093)	$1,581,045
Shares issued under company stock and employee benefit plans	—	38,712	—	—	12,141	50,853
Stock-based compensation	—	12,856	—	—	—	12,856
Purchase of treasury shares (384,498 shares)	—	—	—	—	(52,614)	(52,614)
Dividends declared ($1.53 per share)	—	—	(88,347)	—	—	(88,347)
Net income	—	—	249,539	—	—	249,539
Reclassification due to adoption of ASU 2016-02	—	—	(104)	—	—	(104)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	12,910	—	12,910
Defined benefit pension and post-retirement plans adjustment	—	—	—	(7,147)	—	(7,147)
October 31, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	27,893	—	—	3,887	31,780
Stock-based compensation	—	22,757	—	—	—	22,757
Purchase of treasury shares (291,253 shares)	—	—	—	—	(60,970)	(60,970)
Dividends declared ($1.69 per share)	—	—	(97,683)	—	—	(97,683)
Net income	—	—	454,368	—	—	454,368
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	7,033	—	7,033
Defined benefit pension and post-retirement plans adjustment	—	—	—	43,250	—	43,250
October 31, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	10,615	—	—	1,509	12,124
Stock-based compensation	—	30,748	—	—	—	30,748
Purchase of treasury shares (1,200,546 shares)	—	—	—	—	(262,869)	(262,869)
Dividends declared ($2.18 per share)	—	—	(125,914)	—	—	(125,914)
Net income	—	—	513,103	—	—	513,103
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(126,657)	—	(126,657)
Pension plan settlement adjustment	—	—	—	33,271	—	33,271
Defined benefit pension and post-retirement plans adjustment	—	—	—	61,439	—	61,439
October 31, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 34

Consolidated Statements of Cash Flows

Years ended October 31, 2022, 2021 and 2020
(In thousands)
Cash flows from operating activities:	2022	2021	2020
Net income	$513,103	$454,368	$249,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,098	53,332	56,323
Amortization	50,825	50,551	56,979
Provision for losses on receivables	1,259	32	2,165
Deferred income taxes	(10,732)	4,071	(13,956)
Non-cash stock compensation	30,748	22,757	12,856
Loss (gain) on sale of property, plant and equipment	(581)	589	484
Impairment loss on assets held for sale	—	—	87,371
Pension settlement charge for U.S. Plans	41,221	—	—
Other non-cash	1,259	4,907	3,729
Changes in operating assets and liabilities:
Receivables	(72,907)	(13,720)	50,098
Inventories	(69,132)	(50,584)	5,785
Prepaid expenses	(1,708)	(5,209)	1,978
Accounts payable	10,671	20,769	(10,673)
Income taxes payable	6,155	8,659	(7,816)
Accrued liabilities	925	32,929	6,360
Customer advance payments	18,682	36,167	(619)
Other	(55,755)	(73,691)	1,818
Net cash provided by operating activities	513,131	545,927	502,421
Cash flows from investing activities:
Additions to property, plant and equipment	(51,428)	(38,303)	(50,535)
Proceeds from sale of property, plant and equipment	280	163	840
Acquisition of businesses, net of cash acquired	(171,613)	—	(142,414)
Other	—	4,971	(2,000)
Net cash used in investing activities	(222,761)	(33,169)	(194,109)
Cash flows from financing activities:
Proceeds from long-term debt	63,067	9,414	165,734
Repayment of long-term debt	(96,975)	(298,830)	(319,550)
Repayment of capital lease obligations	(5,439)	(6,624)	(7,605)
Issuance of common shares	12,124	31,780	50,853
Purchase of treasury shares	(262,869)	(60,970)	(52,614)
Dividends paid	(125,914)	(97,683)	(88,347)
Net cash used in financing activities	(416,006)	(422,913)	(251,529)
Effect of exchange rate changes on cash	(10,879)	1,834	346
Increase (decrease) in cash and cash equivalents	(136,515)	91,679	57,129
Cash and cash equivalents at beginning of year	299,972	208,293	151,164
Cash and cash equivalents at end of year	$163,457	$299,972	$208,293
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
Fiscal year — Our fiscal year is November 1 through October 31.
Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2022 and 2021 were not material.
However, for certain contracts related to the sale of customer-specific products within our Medical and Fluid Solutions segment, revenue is recognized for these contracts over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2022 or 2021. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at October 31, 2022 or 2021.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services. Taxes, including sales and value add, that we collect concurrently with revenue-producing activities are excluded from revenue. As a practical expedient, we may exclude the assessment of whether goods or services are performance obligations, if they are immaterial in the context of the contract, and combine these with other performance obligations. While payment terms and conditions vary by contract type, we have determined that our contracts generally do not include a significant financing component. We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs, as a significant portion of these costs are incurred prior to transfer of control to the customer. We have also elected to apply the practical expedient to expense sales commissions as they are incurred, as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling, general and administrative expenses in our Consolidated Statements of Income.
We offer assurance-type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and is not material. Certain arrangements may include installation, installation supervision, training and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us; therefore, these items are typically regarded as inconsequential or not material.
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
Advertising costs — Advertising costs are expensed as incurred and were $7,028, $5,986 and $7,174 in 2022, 2021 and 2020, respectively.
Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $63,031, $59,422 and $63,591 in 2022, 2021 and 2020, respectively.
Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 78 common shares were excluded from the diluted earnings per share calculation in 2022 and 46 and 95 options were excluded from the calculation of diluted earnings per share in 2021 and 2020, respectively because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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
Accounts receivable are net of an allowance for credit losses of $8,218 and $7,522 at October 31, 2022 and October 31, 2021, respectively. The provision for losses on receivables was $1,259 for the twelve months ended October 31, 2022 compared to $32 for the same period a year ago. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories — Inventories are valued at the lower of cost or net realizable value. Effective in the third quarter of 2022, we changed our accounting method for certain U.S. inventories from a last-in, first-out basis (LIFO) to a first-in, first-out basis (FIFO). Previously, the LIFO method was used to determine the cost of a portion of our inventories in the U.S. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions of our business, improves comparability with our peers and is expected to better reflect the current value of inventory on the consolidated balance sheets. We applied this accounting change as a cumulative effect adjustment to cost of sales in the third quarter of 2022 and did not restate prior period financial statements because the impact was not material. Cost was determined using the LIFO method for 16 percent of consolidated inventories at October 31, 2021. Consolidated inventories would have been $4,216 higher than reported at October 31, 2021 had the FIFO method, which approximates current cost, been used for valuation of all inventories.
Property, plant and equipment and depreciation — Property, plant and equipment are carried at cost. Additions and improvements that extend the lives of assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Plant and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated
Nordson Corporation 37

Notes to Consolidated Financial Statements — (Continued)

useful lives of the assets or, in the case of property under finance leases, over the terms of the leases. Leasehold improvements are depreciated over the shorter of the lease term or their useful lives.
Useful lives are as follows:

Land improvements	15-25 years
Buildings	20-40 years
Machinery and equipment	3-18 years
Enterprise management systems	5-13 years
Depreciation expense is included in cost of sales and selling and administrative expenses. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2022, 2021 or 2020.
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
Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, noncompete agreements and trade names, are amortized over their useful lives on a straight-line basis.
At October 31, 2022, the weighted-average useful lives for each major category of amortizable intangible assets were:

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
Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2022 and 2021 consisted of:

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2021	$(33,389)	$(142,446)	$(175,835)
Pension and postretirement plan changes, net of tax of ($31,007)	—	94,710	94,710
Currency translation losses	(126,657)	—	(126,657)
Balance at October 31, 2022	$(160,046)	$(47,736)	$(207,782)
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
Nordson Corporation 38

Notes to Consolidated Financial Statements — (Continued)

Following is a reconciliation of the product warranty liability as of October 31, 2022 and 2021:

	2022	2021
Balance at beginning of year	$11,113	$10,550
Accruals for warranties	17,188	16,011
Warranty payments	(14,609)	(15,475)
Currency adjustments	(1,969)	27
Balance at end of year	$11,723	$11,113
Note 2 — Recently issued accounting standards
There have been no new accounting standards issued that would require either disclosure or adoption for 2022 by the Company.
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
2022 acquisition
On November 1, 2021, we acquired 100 percent of NDC Technologies (NDC), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. We acquired NDC for an aggregate purchase price of $171,613, net of cash of approximately $7,533 and other working capital adjustments of $2,763, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $131,129 and identifiable intangible assets of $31,130 were recorded. The identifiable intangible assets consist primarily of $10,800 of tradenames (amortized over 13 years), $10,000 of technology (amortized over 7 years), $9,500 of customer relationships (amortized over 4 years) and $830 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition of $72,018 is tax deductible. This acquisition is being reported in our Industrial Precision Solutions segment and the results of NDC are not material to our Consolidated Financial Statements.
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
On June 1, 2020, we acquired 100 percent of the outstanding shares of Fluortek, Inc. ("Fluortek"), a precision plastic extrusion manufacturer that provides custom dimensioned tubing to the medical device industry. We acquired Fluortek for an aggregate purchase price of $125,260, net of cash and other closing adjustments of approximately $515, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, property, plant and equipment and working capital – net of $19,843, goodwill of $76,047 and identifiable intangible assets of $29,370 were recorded. The identifiable intangible assets consist primarily of $19,700 of customer relationships (amortized over 12 years), $7,400 of technology (amortized over 10 years), $1,500 of tradenames (amortized over 10 years) and $770 of non-compete agreements (amortized over 5 years). Goodwill associated with this acquisition was tax deductible. This acquisition is being reported in our Medical and Fluid Solutions segment and the results for Fluortek were not material to the our Consolidated Financial Statements.
Nordson Corporation 39

Notes to Consolidated Financial Statements — (Continued)

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

Note 5 — Details of Consolidated Balance Sheet	2022	2021

Receivables:
Accounts	$510,300	$479,594
Notes	417	2,504
Other	34,814	14,843
	545,531	496,941
Allowance for doubtful accounts	(8,218)	(7,552)
	$537,313	$489,389
Inventories:
Finished goods	$218,491	$211,628
Raw materials and component parts	157,447	111,089
Work-in-process	53,195	54,557
	429,133	377,274
Obsolescence and other reserves	(45,735)	(50,079)
	$383,398	$327,195
Property, plant and equipment:
Land	$9,278	$9,238
Land improvements	4,979	4,786
Buildings	271,450	263,399
Machinery and equipment	505,343	491,180
Enterprise management system	52,513	50,532
Construction-in-progress	31,466	32,719
Leased property under finance leases	27,512	37,506
	902,541	889,360
Accumulated depreciation and amortization	(549,099)	(533,795)
	$353,442	$355,565
Accrued liabilities:
Salaries and other compensation	$81,181	$87,066
Taxes other than income taxes	14,869	13,095
Warranty	11,723	11,113
Interest	6,018	6,262
Pension and retirement	4,456	5,622
Customer commissions	3,526	10,460
Other	85,055	68,374
	$206,828	$201,992
Nordson Corporation 40

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Goodwill and intangible assets
We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is subject to annual impairment testing. Our annual impairment testing is performed as of August 1. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. We assess the fair value of reporting units on a non-recurring basis using a quantitative analysis that uses a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach, and compare the result against the reporting unit’s carrying value of net assets. The implied fair value of our reporting units is determined based on significant unobservable inputs, as discussed below; accordingly, these inputs fall within Level 3 of the fair value hierarchy. The discounted cash flow method (Income Approach) uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital (WACC) methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.
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
An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2022, 2021 and 2020, the fair value of each reporting unit exceeded its carrying value, and accordingly, we did not record any goodwill impairment charges in 2022, 2021 or 2020.
Effective in the fourth quarter of 2022, we realigned our former two operating segments into three: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. Previously, Advanced Technology Solutions was comprised of Medical and Fluid Solutions and the former Advanced Technology Solutions. Our segment change did not have any impact on our reporting units.
Our reporting units include components of the Industrial Precision Solutions, Medical and Fluid Solutions, and the Advanced Technology Solutions segments. Changes in the carrying amount of goodwill during 2022 by operating segment:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Systems	Total
Balance at October 31, 2021	$415,020	$1,176,149	$121,979	$1,713,148
Acquisitions	131,129	—	—	131,129
Currency effect	(25,913)	(4,080)	(9,591)	(39,584)
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693

The increase in goodwill for 2022 was due to the acquisition of NDC. See Note 3 for additional details.

Nordson Corporation 41

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of goodwill during 2021 by operating segment:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Systems	Total
Balance at October 31, 2020	$415,862	$1,175,972	$121,520	$1,713,354
Currency effect	(842)	177	459	(206)
Balance at October 31, 2021	$415,020	$1,176,149	$121,979	$1,713,148
Accumulated impairment losses, which were recorded in 2009, were $232,789 of which $229,173 related to the Advanced Technology Solutions segment and $3,616 related to the Industrial Precision Solutions segment.
Information regarding intangible assets subject to amortization:

	October 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,058	$250,798	$229,260
Patent/technology costs	157,549	96,426	61,123
Trade names	82,759	44,707	38,052
Noncompete agreements	10,253	9,290	963
Other	446	442	4
Total	$731,065	$401,663	$329,402

	October 31, 2021
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$483,815	$226,658	$257,157
Patent/technology costs	154,267	89,299	64,968
Trade names	74,301	39,858	34,443
Noncompete agreements	9,896	9,099	797
Other	1,385	1,383	2
Total	$723,664	$366,297	$357,367
Amortization expense for 2022, 2021 and 2020 was $50,825, $50,551 and $56,979, respectively. See Note 3 for details regarding intangibles recorded due to the acquisition of NDC.
Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2023	$49,169
2024	46,532
2025	42,685
2026	38,625
2027	34,878
Note 7 — Retirement, pension and other postretirement plans
Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2022, 2021 and 2020 was approximately $26,635, $22,983 and $20,265, respectively.
Pension plans — We have various pension plans covering a portion of our United States and international employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. Actuarially determined amounts are contributed to United States plans to provide sufficient assets to meet future benefit payment
Nordson Corporation 42

Notes to Consolidated Financial Statements — (Continued)

requirements. We also sponsor an unfunded supplemental pension plan for certain employees. International subsidiaries fund their pension plans according to local requirements.
During the second quarter of 2022, we completed a partial plan settlement transaction in regards to two of our U.S. pension plans in which plan assets amounting to $171,181 were used to purchase a group annuity contract from The Prudential Insurance Company of America (Prudential). The settlement resulted in a loss of $41,221, which is included in Pension settlement charge for U.S. Plans on the Consolidated Statements of Income. This transaction relieved the Company of its responsibility for the pension obligation related to certain retired employees and transferred the obligation and payment responsibility to Prudential for retirement benefits owed to approximately 1,500 retirees and other beneficiaries. The annuity contract covered retirees who commenced receiving benefits on or before November 1, 2021. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Plan participants not included in the transaction remain in the plans and responsibility for payment of the retirement benefits remains with the Company.
A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$627,271	$615,768	$106,049	$104,849
Service cost	16,820	22,555	1,693	2,120
Interest cost	14,486	13,652	1,105	887
Participant contributions	—	—	72	80
Amendments	—	—	—	15
Settlements	(171,181)	(9,016)	(1,446)	(714)
Curtailments	(2,715)	(2,436)	(705)	—
Foreign currency exchange rate change	—	—	(14,291)	1,024
Actuarial (gain) loss	(165,697)	4,561	(29,414)	(121)
Benefits paid	(15,464)	(17,813)	(2,183)	(2,091)
Benefit obligation at end of year	$303,520	$627,271	$60,880	$106,049

Change in plan assets:
Beginning fair value of plan assets	$639,589	$510,250	$47,274	$45,476
Actual return on plan assets	(121,912)	62,063	301	243
Company contributions	2,819	94,105	2,381	3,318
Participant contributions	—	—	72	80
Settlements	(171,181)	(9,016)	(1,446)	(714)
Foreign currency exchange rate change	—	—	(8,083)	962
Benefits paid	(15,464)	(17,813)	(2,183)	(2,091)
Ending fair value of plan assets	$333,851	$639,589	$38,316	$47,274

Funded status at end of year	$30,331	$12,318	$(22,564)	$(58,775)

Amounts recognized in financial statements:
Noncurrent asset	$41,548	$30,840	$7,588	$4,086
Accrued benefit liability	(813)	(799)	(5)	—
Long-term pension obligations	(10,404)	(17,723)	(30,147)	(62,861)
Total amount recognized in financial statements	$30,331	$12,318	$(22,564)	$(58,775)

Nordson Corporation 43

Notes to Consolidated Financial Statements — (Continued)

The net actuarial gain included in the projected benefit obligation for the United States pension plans for 2022 was primarily due to higher discount rates partially offset by an increase in the compensation increase assumption. The net actuarial loss included in the projected benefit obligation for the United States pension plans for 2021 was primarily due to updated census data partially offset by gains due to changes in the discount rates.
Amounts recognized in accumulated other comprehensive (gain) loss:

	United States		International
	2022	2021	2022	2021
Net actuarial loss (gain)	$74,293	$142,070	$(2,280)	$30,544
Prior service cost (credit)	—	48	(133)	(1,808)
Accumulated other comprehensive loss (income)	$74,293	$142,118	$(2,413)	$28,736

The following table summarizes the changes in accumulated other comprehensive loss (income):

	United States		International
	2022	2021	2022	2021
Balance at beginning of year	$142,118	$192,577	$28,736	$29,960
Net (gain) loss arising during the year	(16,010)	(29,091)	(28,234)	1,220
Prior service cost arising during the year	—	—	—	15
Net gain recognized during the year	(7,504)	(14,885)	(2,278)	(3,144)
Prior service adjustment recognized during the year	(48)	64	104	303
Settlement (gain) loss	(41,548)	(4,111)	29	(32)
Curtailment (gain) loss	(2,715)	(2,436)	1,406	—
Exchange rate effect during the year	—	—	(2,176)	414
Balance at end of year	$74,293	$142,118	$(2,413)	$28,736
Information regarding the funded status of the Company's plans is as follows:

	United States		International
	2022	2021	2022	2021
For plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$10,555	$16,182	$32,514	$85,559
Fair value of plan assets	—	—	4,724	32,306
For plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	11,217	18,522	34,931	95,221
Fair value of plan assets	—	—	4,778	32,360
Net periodic pension costs include the following components:

	United States			International
	2022	2021	2020	2022	2021	2020
Service cost	$16,820	$22,555	$20,635	$1,693	$2,120	$2,099
Interest cost	14,486	13,652	15,824	1,105	887	1,025
Expected return on plan assets	(27,776)	(28,410)	(24,667)	(1,430)	(1,585)	(1,273)
Amortization of prior service credit	48	(64)	(84)	(104)	(303)	(290)
Amortization of net actuarial loss	7,504	14,885	14,032	2,278	3,144	2,972
Settlement loss (gain)	41,548	4,111	2,508	(29)	32	—
Curtailment gain	—	—	—	(2,112)	—	—
Total benefit cost	$52,630	$26,729	$28,248	$1,401	$4,295	$4,533

Nordson Corporation 44

Notes to Consolidated Financial Statements — (Continued)

Net periodic pension cost for 2022, 2021 and 2020 also included settlement losses of $298, $4,143 and $2,508, respectively, due to lump sum retirement payments. Net periodic pension cost for 2022 included a curtailment gain of $2,112 due to the freeze of an international defined benefit plan.
The components of net periodic pension cost other than service cost are included in Pension settlement charge for U.S. Plans and Other – net in our Consolidated Statements of Income.
The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2022	2021	2020	2022	2021	2020
Assumptions used to determine benefit obligations at October 31:
Discount rate	5.70%	3.02%	2.85%	3.78%	1.30%	1.01%
Rate of compensation increase	4.30	4.00	4.00	3.44	2.90	2.69
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	3.02	2.85	3.25	1.30	1.01	1.26
Discount rate - service cost	3.42	3.30	3.56	1.14	0.93	1.12
Discount rate - interest cost	2.35	2.10	2.78	1.37	0.80	1.05
Expected return on plan assets	5.75	5.75	5.75	3.29	3.31	3.22
Rate of compensation increase	4.00	4.00	4.00	2.90	2.69	3.12
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2022, 2021 and 2020 are due to changes in yields for these types of investments as a result of the economic environment.
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
The international plans include a cash balance plan with promised interest crediting rates. The weighted average crediting rates were 0.60%, 0.50% and 0.40% for 2022, 2021 and 2020, respectively.
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when exceeding the accounting corridor, which is set at 10 percent of the greater of the plan assets or benefit obligations. Gains or losses within the corridor remain in other comprehensive income and are retested in subsequent measurements. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used.
The allocation of pension plan assets as of October 31, 2022 and 2021 is as follows:

	United States		International
	2022	2021	2022	2021
Asset Category
Equity securities	3%	13%	—%	—%
Debt securities	42	46	—	—
Insurance contracts	—	—	47	51
Pooled investment funds	54	41	51	48
Other	1	—	2	1
Total	100%	100%	100%	100%
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.
Nordson Corporation 45

Notes to Consolidated Financial Statements — (Continued)

Our United States plans comprise 90 percent of the Company's worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2022, the target in “return-seeking assets” is 30 percent and 70 percent in longer duration fixed income assets. Plan assets are diversified across multiple investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the guidelines established with each investment manager.
Our international plans comprise 10 percent of the Company's worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
The fair values of our pension plan assets at October 31, 2022 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$381	$381	$—	$—	$775	$775	$—	$—
Money market funds	155	155	—	—	—	—	—	—
Equity securities:
Basic materials	719	719	—	—	—	—	—	—
Consumer goods	1,802	1,802	—	—	—	—	—	—
Financial	1,489	1,489	—	—	—	—	—	—
Healthcare	1,801	1,801	—	—	—	—	—	—
Industrial goods	1,713	1,713	—	—	—	—	—	—
Technology	1,569	1,569	—	—	—	—	—	—
Fixed income securities:
U.S. Government	29,252	328	28,924	—	—	—	—	—
Corporate	109,433	—	109,433	—	—	—	—	—
Other	2,964	—	2,964	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	18,066	—	—	18,066
Other	1,474	1,474	—	—	—	—	—	—
Total investments in the fair value hierarchy	$152,752	$11,431	$141,321	$—	$18,841	$775	$—	$18,066

Investments measured at Net Asset Value:
Real estate collective funds	51,961				—
Pooled investment funds	129,138				19,475
Total Investments at Fair Value	$333,851				$38,316
Nordson Corporation 46

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2021 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$1,467	$1,467	$—	$—	$519	$519	$—	$—
Money market funds	4,495	4,495	—	—	—	—	—	—
Equity securities:
Basic materials	2,038	2,038	—	—	—	—	—	—
Consumer goods	4,360	4,360	—	—	—	—	—	—
Financial	3,753	3,753	—	—	—	—	—	—
Healthcare	4,864	4,864	—	—	—	—	—	—
Industrial goods	3,640	3,640	—	—	—	—	—	—
Technology	5,080	5,080	—	—	—	—	—	—
Mutual funds	52,319	52,319	—	—	—	—	—	—
Fixed income securities:
U.S. Government	89,614	4,024	85,590	—	—	—	—	—
Corporate	194,793	—	194,793	—	—	—	—	—
Other	9,619	—	9,619	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	23,993	—	—	23,993
Other	1,494	1,494	—	—	—	—	—	—
Total investments in the fair value hierarchy	$377,536	$87,534	$290,002	$—	$24,512	$519	$—	$23,993

Investments measured at Net Asset Value:
Real estate collective funds	44,056				—
Pooled investment funds	217,997				22,762
Total Investments at Fair Value	$639,589				$47,274
These investment funds did not own a significant number of Nordson Corporation common shares for any year presented.
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
Nordson Corporation 47

Notes to Consolidated Financial Statements — (Continued)

The following tables present an analysis of changes during the years ended October 31, 2022 and 2021 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2021	$23,993
Actual return on plan assets:
Purchases	1,525
Sales	(1,519)
Settlements	(1,446)
Unrealized losses	(254)
Foreign currency translation	(4,233)
Ending balance at October 31, 2022	$18,066

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2020	$24,496
Actual return on plan assets:
Purchases	1,441
Sales	(541)
Settlements	(714)
Unrealized losses	(440)
Foreign currency translation	(249)
Ending balance at October 31, 2021	$23,993
Contributions to pension plans in 2022 are estimated to be approximately $3,105.
Retiree pension benefit payments, which include expected future service, are anticipated to be paid as follows:

Year	United States	International
2023	$6,925	$2,425
2024	8,728	2,790
2025	10,834	3,466
2026	12,863	4,060
2027	14,835	2,783
2026-2030	103,524	17,257
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
Nordson Corporation 48

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$85,290	$87,645	$416	$445
Service cost	687	778	12	15
Interest cost	1,923	1,805	12	12
Participant contributions	687	722	—	—
Foreign currency exchange rate change	—	—	(37)	33
Actuarial gain	(25,513)	(2,799)	(215)	(83)
Benefits paid	(3,223)	(2,861)	(5)	(6)
Benefit obligation at end of year	$59,851	$85,290	$183	$416

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,536	2,139	5	6
Participant contributions	687	722	—	—
Benefits paid	(3,223)	(2,861)	(5)	(6)
Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(59,851)	$(85,290)	$(183)	$(416)

Amounts recognized in financial statements:
Accrued benefit liability	$(3,224)	$(3,048)	$(6)	$(6)
Long-term postretirement obligations	(56,627)	(82,242)	(177)	(410)
Total amount recognized in financial statements	$(59,851)	$(85,290)	$(183)	$(416)

	United States		International
	2022	2021	2022	2021
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$(5,035)	$21,456	$(661)	$(543)
Accumulated other comprehensive (gain) loss	$(5,035)	$21,456	$(661)	$(543)
The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2022	2021	2022	2021
Balance at beginning of year	$21,456	$25,614	$(543)	$(466)
Net gain arising during the year	(25,513)	(2,799)	(217)	(83)
Net gain (loss) recognized during the year	(978)	(1,359)	51	41
Exchange rate effect during the year	—	—	48	(35)
Balance at end of year	$(5,035)	$21,456	$(661)	$(543)
Nordson Corporation 49

Notes to Consolidated Financial Statements — (Continued)

Net postretirement benefit costs include the following components:

	United States			International
	2022	2021	2020	2022	2021	2020
Service cost	$687	$778	$666	$12	$15	$15
Interest cost	1,923	1,805	2,345	12	12	13
Amortization of prior service credit	—	—	(17)	—	—	—
Amortization of net actuarial (gain) loss	978	1,359	1,355	(48)	(41)	(36)
Total benefit cost (credit)	$3,588	$3,942	$4,349	$(24)	$(14)	$(8)
The components of net postretirement benefit cost other than service cost are included in Other – net in our Consolidated Statements of Income.
The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2022	2021	2020	2022	2021	2020
Assumptions used to determine benefit obligations at October 31:
Discount rate	5.59%	2.98%	2.84%	5.41%	3.43%	2.94%
Health care cost trend rate	3.50	3.34	3.40	4.65	4.43	4.22
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	3.19	3.15	3.17	4.05	4.05	4.05
Year the rate reaches the ultimate trend rate	2032	2031	2026	2040	2040	2040
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate benefit obligation	2.98%	2.84%	3.27%	3.43%	2.94%	3.03%
Discount rate service cost	3.55	3.44	3.61	3.48	3.00	3.05
Discount rate interest cost	2.30	2.08	2.79	3.13	2.60	2.88
The weighted average health care trend rates reflect expected increases in the Company’s portion of the obligation.
Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when exceeding the accounting corridor, which is set at 10 percent of the greater of the plan assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over an average employee future service period that differs by plan. If substantially all of the plan’s participants are no longer actively accruing benefits, the average life expectancy is used. Contributions to postretirement plans in 2023 are estimated to be approximately $3,230.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2023	$3,225	$5
2024	3,386	5
2025	3,552	5
2026	3,690	5
2027	3,832	5
2028-2030	20,438	34

Nordson Corporation 50

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Income taxes
Income tax expense includes the following:

	2022	2021	2020
Current:
U.S. federal	$59,639	$40,879	$17,507
State and local	7,535	4,429	984
Foreign	79,734	70,429	47,415
Total current	146,908	115,737	65,906
Deferred:
U.S. federal	(9,408)	6,371	(9,919)
State and local	(596)	1,470	(1,023)
Foreign	(728)	(3,770)	(3,014)
Total deferred	(10,732)	4,071	(13,956)
	$136,176	$119,808	$51,950
Earnings before income taxes of domestic operations, which are calculated after intercompany profit eliminations, were $302,549, $279,701 and $111,704 in 2022, 2021 and 2020, respectively.
Our income tax provision for 2022 included a tax benefit of $3,273 due to our share-based payment transactions.
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
A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2022	2021	2020
Statutory federal income tax rate	21.00%	21.00%	21.00%
Share-based and other compensation	0.26	(0.30)	(4.15)
Foreign tax rate variances	0.95	0.84	1.51
State and local taxes, net of federal income tax benefit	0.84	0.81	(0.01)
Foreign-Derived Intangible Income Deduction	(1.59)	(1.19)	(0.95)
Global Intangible Low-Taxed Income net of foreign tax credits	0.23	0.44	0.97
Other – net	(0.72)	(0.73)	(1.14)
Effective tax rate	20.97%	20.87%	17.23%
Earnings before income taxes of international operations, which are calculated before intercompany profit elimination entries, were $346,730, $294,475 and $189,785 in 2022, 2021 and 2020, respectively. Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,485,360 and $1,255,112 at October 31, 2022 and 2021, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, U.S. state and local taxes and currency translation considerations.
At October 31, 2022 and 2021, total unrecognized tax benefits were $2,872 and $3,720, respectively. The amounts that, if recognized, would impact the effective tax rate were $2,769 and $3,567 at October 31, 2022 and 2021, respectively. During 2022, unrecognized tax benefits related primarily to domestic positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheet.

Nordson Corporation 51

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Balance at beginning of year	$3,720	$6,717	$2,909
Additions based on tax positions related to the current year	310	370	370
Additions for tax positions of prior years	—	—	4,068
Reductions for tax positions of prior years	(70)	(350)	—
Settlements	—	—	(137)
Lapse of statute of limitations	(1,088)	(3,017)	(493)
Balance at end of year	$2,872	$3,720	$6,717
At October 31, 2022 and 2021, we had accrued interest and penalty expense related to unrecognized tax benefits of $541 and $859, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).
We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service (IRS) for the 2019 through 2022 tax years; tax years prior to the 2019 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for tax years after 2016. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.
Significant components of deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Lease Liabilities	$28,413	$32,572
Employee benefits	22,079	39,798
Tax credit and loss carryforwards	15,616	19,269
Other accruals not currently deductible for taxes	11,336	16,542
Inventory adjustments	6,423	6,924
Total deferred tax assets	83,867	115,105
Valuation allowance	(10,130)	(14,141)
Total deferred tax assets	73,737	100,964
Deferred tax liabilities:
Depreciation and amortization	145,285	145,494
Lease right-of-use assets	27,548	31,615
Other - net	1,238	941
Total deferred tax liabilities	174,071	178,050
Net deferred tax liabilities	$(100,334)	$(77,086)
At October 31, 2022, we had $12,648 of tax credit carryforwards, $5,053 of which expires in 2028-2032 and $7,595 of which has an indefinite carryforward period. We also had $34,352 of state operating loss carryforwards, $16,965 of foreign operating loss carryforwards, and a $3,570 capital loss carryforward, of which $41,269 will expire in 2023 through 2038, and $13,618 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $4,011 in 2022 and a decrease of $8,092 in 2021. The valuation allowance of $10,130 at October 31, 2022, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.
Note 9 — Bank lines of credit
Bank lines of credit are summarized as follows:

	2022	2021
Maximum borrowings available under bank lines of credit (all foreign banks)	$61,213	$60,627
Unused bank lines of credit	$61,213	$57,082
Nordson Corporation 52

Notes to Consolidated Financial Statements — (Continued)

Note 10 — Long-term debt
A summary of long-term debt is as follows:

	2022	2021
Notes Payable	$—	$3,545
Senior notes, due 2023-2025	55,500	79,000
Senior notes, due 2023-2027	71,429	78,572
Senior notes, due 2023-2030	350,000	350,000
Euro loan, due 2023	261,893	306,358
	738,822	817,475
Less current maturities	392,537	34,188
Less unamortized debt issuance costs	965	1,578
Long-term maturities	$345,320	$781,709
Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. At October 31, 2022 and October 31, 2021, we had no balances outstanding under this facility.
Senior notes, due 2023-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 1.47 years. The weighted-average interest rate at October 31, 2022 was 3.10 percent.
Senior notes, due 2023-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 2.44 years. The weighted-average interest rate at October 31, 2022 was 3.10 percent.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered in 2018 with a group of insurance companies have a remaining weighted-average life of 3.04 years. The weighted-average interest rate at October 31, 2022 was 3.90 percent.
Euro loan, due 2023 — In March 2020 we amended, restated and extended the term of our existing term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan facility provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at October 31, 2022 was 0.71 percent.
We were in compliance with all covenants at October 31, 2022 and the amount we could borrow would not have been limited by any debt covenants.
Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2022, are as follows: $392,537 in 2023; $110,643 in 2024; $85,642 in 2025; $50,000 in 2026 and $10,000 in 2027.
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
We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles. We often have options to renew lease terms for buildings and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheet. Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur. Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant and equipment – net on the Consolidated Balance Sheet with related amortization recorded in depreciation expense on the Consolidated Statement of Cash Flows. As of October 31, 2022, we had no material leases that had yet to commence.
Nordson Corporation 53

Notes to Consolidated Financial Statements — (Continued)

Additional lease information is summarized below for the twelve months ended October 31:

	October 31, 2022		October 31, 2021
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$6,388		$6,929
Interest	374		373
Lease cost (1)	6,762	$20,354	7,302	$20,176
Short-term and variable lease cost (1)	1,876	1,611	1,445	2,938
Total lease cost	$8,638	$21,965	$8,747	$23,114

(1) Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.
Supplemental cash flow information is summarized below for the twelve months ended October 31, 2022:

	Finance Leases	Operating Leases
Cash outflows for leases	$5,439	$20,125
Weighted average remaining lease term (years)	8.03	9.52
Weighted average discount rate	2.20%	1.80%
The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheet as of October 31, 2022. The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2023	$4,907	$15,738
2024	3,306	14,171
2025	2,133	12,299
2026	929	11,552
2027	438	9,775
Later years	6,113	53,876
Total minimum lease payments	17,826	117,411
Amounts representing interest	1,735	10,905
Present value of minimum lease payments	$16,091	$106,506
Rental expense for operating leases during the fiscal years ended October 31, 2022, 2021 and 2020 was $20,479, $20,618 and $22,061, respectively.
Capitalized net finance leases included in property, plant and equipment during the fiscal years ended October 31, 2022 and October 31, 2021 was $15,176 and $19,745, respectively.
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

Nordson Corporation 54

Notes to Consolidated Financial Statements — (Continued)

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

October 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,035	$—	$5,035	$—
Total assets at fair value	$5,035	$—	$5,035	$—
Liabilities:
Deferred compensation plans (b)	$9,076	$—	$9,076	$—
Foreign currency forward contracts (a)	11,724	—	11,724	—
Total liabilities at fair value	$20,800	$—	$20,800	$—

October 31, 2021	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,755	$—	$2,755	$—
Total assets at fair value	$2,755	$—	$2,755	$—
Liabilities:
Deferred compensation plans (b)	$9,115	$—	$9,115	$—
Foreign currency forward contracts (a)	4,507	—	4,507	—
Total liabilities at fair value	$13,622	$—	$13,622	$—
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
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$737,857	$714,286	$812,352	$855,376
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
In 2022, we recognized net losses of $4,937 on foreign currency forward contracts and net gains of $11,207 from the change in fair value of balance sheet positions. In 2021, we recognized net gains of $1,485 on foreign currency forward contracts and net
Nordson Corporation 55

Notes to Consolidated Financial Statements — (Continued)

losses of $7,411 from the change in fair value of balance sheet positions. In 2020, we recognized net losses of $5,899 on foreign currency forward contracts and net gains of $4,367 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivables-net and Accrued liabilities, respectively in the Consolidated Balance Sheets.
The following table summarizes, by currency, the contracts outstanding at October 31, 2022 and 2021:

	Notional Amounts
	Sell	Buy
October 31, 2022 contract amounts:
Euro	$85,879	$337,530
Pound sterling	31,361	101,960
Japanese yen	12,849	33,210
Mexican peso	9,802	26,509
Hong Kong dollar	5,174	73,953
Singapore dollar	411	18,817
Australian dollar	327	9,163
Taiwan dollar	—	24,047
Other	4,327	60,104
Total	$150,130	$685,293
October 31, 2021 contract amounts:
Euro	$100,922	$325,581
Pound sterling	50,333	79,934
Japanese yen	14,338	45,436
Mexican peso	5,906	23,424
Hong Kong dollar	6,948	44,831
Australian dollar	709	10,088
Singapore dollar	200	18,029
Other	10,461	63,068
Total	$189,817	$610,391
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2022 and 2021, there were no significant concentrations of credit risk.
Note 14 — Capital shares
Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2022, 2021 or 2020.
Common — We have 160,000 authorized common shares without par value. At October 31, 2022 and 2021, there were 98,023 common shares issued. At October 31, 2022 and 2021, the number of outstanding common shares, net of treasury shares, was 57,111 and 58,154, respectively.
Common shares repurchased as part of publicly announced programs during 2022, 2021 and 2020 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2022	1,190	$260,288	$218.69
2021	262	55,033	$209.97
2020	303	38,138	$125.70
These amounts exclude share repurchases associated with employee equity award exercises and vesting.
Nordson Corporation 56

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan. As of October 31, 2022, a total of 2,122 common shares were available to be granted under the 2021 Plan.
Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $7,265, $6,946 and $10,087 for 2022, 2021 and 2020, respectively.
The following table summarizes activity related to stock options during 2022:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2021	1,235	$130.93
Granted	85	$266.69
Exercised	(115)	$108.33
Forfeited or expired	(18)	$197.31
Outstanding at October 31, 2022	1,187	$141.82	$101,946	5.4 years
Expected to vest	372	$185.15	$18,004	7.0 years
Exercisable at October 31, 2022	813	$121.76	$83,887	4.6 years
Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$61 - $125	$126 - $190	$191 - $268
Number outstanding	518	506	163
Weighted-average remaining contractual life, in years	4.5	6.3	8.6
Weighted-average exercise price	$104.76	$150.57	$232.62
Number exercisable	447	345	21
Weighted-average exercise price	$101.55	$143.04	$201.42
As of October 31, 2022, there was $6,663 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.0 year.
The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021	2020
Expected volatility	30.6%-30.8%	30.8%-32.6%	24.5%-	30.5%
Expected dividend yield	0.76%-0.89%	0.83%-0.85%	0.87%-	1.16%
Risk-free interest rate	1.36%-2.65%	0.43%-0.77%	0.44%-	1.69%
Expected life of the option (in years)	5.3-6.2	5.3-6.2	5.3-	6.3
The weighted-average expected volatility used to value options granted in 2022, 2021 and 2020 was 30.6 percent, 31.0 percent and 25.4 percent, respectively.
Nordson Corporation 57

Notes to Consolidated Financial Statements — (Continued)

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during 2022, 2021 and 2020 was $78.88, $56.02 and $38.57, respectively.
The total intrinsic value of options exercised during 2022, 2021 and 2020 was $15,376, $32,791 and $65,783, respectively.
Cash received from the exercise of stock options for 2022, 2021 and 2020 was $12,124, $31,780 and $50,853, respectively.
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
As shares or units are issued, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the vesting period.
The following table summarizes activity related to restricted shares during 2022:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2021	19	$157.36
Vested	(13)	$153.28
Restricted at October 31, 2022	6	$167.99
As of October 31, 2022, there was $331 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.3 years. The amount charged to expense related to restricted shares was $1,096, $2,054 and $3,956 in 2022, 2021 and 2020, respectively. These amounts included common share dividends of $19, $43 and $87 in 2022, 2021 and 2020, respectively.
The following table summarizes activity related to restricted share units in 2022:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2021	67	$202.81
Granted	43	$253.04
Forfeited	(10)	$224.84
Vested	(19)	$215.57
Restricted share units at October 31, 2022	81	$223.77
As of October 31, 2022, there was $8,790 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 0.9 years. The amounts charged to expense related to restricted share units in 2022, 2021 and 2020 were $8,403, $6,264 and $1,181, respectively. Restricted share unit expense increased in 2021 compared to prior years as the granting of restricted share units has generally replaced the granting of stock options for key employees.
Nordson Corporation 58

Notes to Consolidated Financial Statements — (Continued)

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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $260.60, $273.50 and $221.94 for 2022; $202.05 for 2021; and $201.50 modified per share value compared to original per share values of $160.02, $133.01 and $184.04 for 2020. The amount charged to expense for executive officers and selected other key employees in 2022 was $13,626 and $7,178 in 2021 while the amount credited to expense in 2020 was $2,732. The cumulative amount recorded in shareholders’ equity at October 31, 2022 and 2021 was $20,641 and $7,015, respectively. As of October 31, 2022, there was $8,029 of unrecognized compensation cost related to performance share incentive awards.
Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $72, $96 and $276 for 2022, 2021 and 2020, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during 2022:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2021	106	$68.11
Restricted stock units vested	4	$255.04
Dividend equivalents	1	$227.65
Distributions	(21)	$68.12
Outstanding at October 31, 2022	90	$77.70
The amount charged to expense related to director deferred compensation was $305, $262 and $175 in 2022, 2021 and 2020, respectively.
Shares reserved for future issuance — At October 31, 2022, there were 1,640 of common shares reserved for future issuance through the exercise of outstanding options or rights.
Note 16 — Operating segments and geographic area data
We conduct business in three primary operating segments: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are the same as those described in Note 1, Significant Accounting Policies.
Effective in the fourth quarter of 2022, we realigned our former two operating segments into three: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. Existing product lines were unchanged as part of this new structure. We made changes to realign our management team and our operating segments. This realignment gives us better visibility into our medical and electronics platforms, which have grown significantly through both organic and acquisitive opportunities. The revised operating segments better reflect how we now manage the Company, allocate resources and assess performance of the businesses. Certain reclassifications have been made to our segment disclosures, principally related to this segment change. We also revised our geographic regions, such that the United States and Japan are now included in the Americas and Asia Pacific, respectively. As such, our geographical regions as used throughout this report include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific (including Japan) and Europe.
Nordson Corporation 59

Notes to Consolidated Financial Statements — (Continued)

Industrial Precision Solutions: This segment is focused on delivering proprietary dispensing and processing technology, both standard and highly customized equipment, to diverse end markets. Product lines commonly reduce material consumption, increase line efficiency through precision dispense and measurement and control, and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.
Medical and Fluid Solutions: This segment includes the Company’s fluid management solutions for medical, high-tech industrial and other diverse end markets. Related plastic tubing, balloons, catheters, syringes, cartridges, tips and fluid connection components are used to dispense or control fluids within customers’ medical devices or products, as well as production processes.
Advanced Technology Solutions: This segment is focused on products serving electronics end markets. Advanced Technology Solutions products integrate our proprietary product technologies found in progressive stages of an electronics customer’s production processes, such as surface treatment, precisely controlled dispensing of material and test and inspection to ensure quality and reliability. Applications include, but are not limited to, semiconductors, printed circuit boards, electronic components and automotive electronics.
No single customer accounted for 10 percent or more of sales in 2022, 2021 or 2020.
The following table presents information about our reportable segments:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate		Total
Year ended October 31, 2022
Net external sales	$1,337,242	$690,177	$562,859	$—		$2,590,278
Depreciation and amortization	27,891	54,674	8,780	8,578		99,923
Operating profit (loss)	434,476	217,199	133,253	(82,568)		702,360
Identifiable assets (b)	1,112,825	1,558,861	397,250	812,964	(a)	3,881,900
Property, plant and equipment expenditures	9,490	31,009	2,383	8,546		51,428
Year ended October 31, 2021
Net external sales	$1,246,947	$641,654	$473,608	$—		$2,362,209
Depreciation and amortization	25,673	56,600	11,826	9,784		103,883
Operating profit (loss)	414,192	198,194	73,466	(70,725)		615,127
Identifiable assets (b)	964,840	1,519,144	394,572	967,796	(a)	3,846,352
Property, plant and equipment expenditures	9,009	21,115	1,949	6,230		38,303
Year ended October 31, 2020
Net external sales	$1,143,423	$564,899	$412,778	$—		$2,121,100
Depreciation and amortization	38,939	53,588	10,955	9,820		113,302
Operating profit (loss)	208,028	150,296	41,306	(50,085)		349,545
Identifiable assets (b)	915,148	1,482,585	396,617	928,358	(a)	3,722,708
Property, plant and equipment expenditures	18,545	27,892	3,628	470		50,535
(a)Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities, the major portion of our enterprise management system and intangible assets. Includes assets held for sale in 2020, see Note 4.
(b)Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill.
Nordson Corporation 60

Notes to Consolidated Financial Statements — (Continued)

We have significant sales and long-lived assets in the following geographic areas:

	2022	2021	2020
Net external sales
Americas	$1,096,596	$969,110	$897,115
Europe	645,603	617,492	536,636
Asia Pacific	848,079	775,607	687,349
Total net external sales	$2,590,278	$2,362,209	$2,121,100
Long-lived assets
Americas	$332,709	$322,878	$331,697
Europe	62,039	67,776	69,854
Asia Pacific	60,973	75,762	79,192
Total long-lived assets	$455,721	$466,416	$480,743
Long-lived assets includes property, plant and equipment - net and operating right of use lease assets, which were recorded as a result of the new lease standard as codified in ASC 842 and excludes amounts held for sale in 2020, see Note 4.
A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2022	2021	2020
Total identifiable assets for reportable segments	$3,881,900	$3,846,352	$3,722,708
Eliminations	(61,525)	(55,391)	(48,052)
Total consolidated assets	$3,820,375	$3,790,961	$3,674,656
Note 17 — Supplemental information for the statement of cash flows

	2022	2021	2020
Cash operating activities:
Interest paid	$22,975	$27,122	$31,095
Income taxes paid	141,212	106,942	80,849
Note 18 — Contingencies
We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business. Including the environmental matter discussed below, after consultation with legal counsel, we do not believe that losses in excess of the amounts we have accrued would have a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2022 and October 31, 2021, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $266 and $319, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Note 19 — Subsequent Events
On November 3, 2022, the Company completed the acquisition of CyberOptics Corporation (“CyberOptics”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 7, 2022, by and among the Company, Meta Merger Company and CyberOptics. CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and will be reported in our Advanced Technology Solutions segment. The all-cash transaction of approximately $380,000, net of cash acquired, was funded using our revolving credit facility and is not expected to have a material impact on our Consolidated Financial Statements.
Nordson Corporation 61

Management’s Report on Internal Control Over Financial Reporting
The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.
Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2022.
Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2022.
The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2022. Their report is included herein.

/s/ Sundaram Nagarajan	/s/ Joseph P. Kelley
President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

December 19, 2022	December 19, 2022

Nordson Corporation 62

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on Internal Control over Financial Reporting
We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 19, 2022 expressed an unqualified opinion thereon.
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
December 19, 2022
Nordson Corporation 63

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 19, 2022 expressed an unqualified opinion thereon.
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
Nordson Corporation 64

Valuation of Goodwill
Description of the Matter
At October 31, 2022, the Company had $1,804,693 thousand of goodwill. As discussed in Note 6 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. The Company performed a quantitative impairment test for all reporting units in fiscal 2022. As part of the quantitative impairment test, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
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
December 19, 2022
Nordson Corporation 65

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2022. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2022 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42) thereon are set forth in Part II, Item 8 of this annual report and are incorporated by reference.
(c)Changes in internal control over reporting. There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Nordson Corporation 66

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the captions “Proposal 1: Election of Directors” and "Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers, and Large Beneficial Owners—Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders. Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption “Committees of the Board of Directors” of our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.
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
We have adopted a code of ethics and business conduct for all employees and directors, including the principal executive officer, other executive officers, principal financial officer and other finance personnel. A copy of the code of ethics is available free of charge on our website at http://www.nordson.com/en/our-company/corporate-governance. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics and business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website.
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation for Fiscal Year 2022,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2022,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Benefits Upon Termination or Change of Control,” “CEO Pay Ratio,” "Risks Related to Executive Compensation Policies and Practices" and "Compensation Committee Report" in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

Nordson Corporation 67

Equity Compensation Plan Information
The following table sets forth (in whole shares) information regarding equity compensation plans in effect as of October 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column) (3)
Equity compensation plans approved by security holders	1,612,786	$141.82	2,122,034
Equity compensation plans not approved by security holders	—	—	—
Total	1,612,786	$141.82	2,122,034
(1) The number of shares reported may overstate dilution due to the inclusion of performance-based awards at their maximum payout level.
(2) Full value equity awards such as performance share incentive awards are not taken into account in the weighted-average price, as such awards have no exercise price.
(3) As of October 31, 2022, includes shares available for future issuance under the 2021 Plan, including for awards other than options, warrants and rights.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” and the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.
Nordson Corporation 68

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following are filed as part of this annual report:
(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2022
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2022
Consolidated Balance Sheets as of October 31, 2022 and October 31, 2021
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2022
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2022
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42)
(a) 2. Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2022.
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
Nordson Corporation 69

Table Table of Contents
NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization or Arrangement
2-a
Agreement and Plan of Merger, dated as of August 7, 2022, by and among Nordson Corporation, Meta Merger Company and CyberOptics Corporation (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated August 10, 2022)**

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
Master Note Purchase Agreement dated July 26, 2012 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4-e to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018)

4-h
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

Nordson Corporation 70

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
10-e-2
Second Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018)*

10-e-3
Nordson Corporation 2005 Excess Defined Benefit Pension Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-e-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-e-4
Nordson Corporation 2005 Excess Defined Benefit Pension Plan (First Amendment Effective July 9, 2009) (incorporated by reference to Exhibit 10-e-4 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2021)*

10-e-5
Nordson Corporation 2005 Excess Defined Benefit Pension Plan (Second Amendment Effective July 1, 2021) (incorporated by reference to Exhibit 10-e-5 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2021)*

10-g-1
Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10-g-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

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

10-l	Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated June 14, 2019)*
10-m	Separation agreement between Gregory P. Merk and Nordson Corporation, effective January 27, 2022 (incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q dated February 25, 2022)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Nordson Corporation 71

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2022, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2022, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets at October 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2022, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).
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

NORDSON CORPORATION

Date: December 19, 2022	By:	/s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer

Nordson Corporation 72

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

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 19, 2022
Sundaram Nagarajan

/s/ Joseph P. Kelley	Executive Vice President, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 19, 2022
Joseph P. Kelley

/s/ Michael J. Merriman, Jr.	Chair of the Board	December 19, 2022
Michael J. Merriman, Jr.

/s/ Dr. John A. DeFord	Director	December 19, 2022
Dr. John A. DeFord

/s/ Frank M. Jaehnert	Director	December 19, 2022
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 19, 2022
Ginger M. Jones

/s/ Milton M. Morris	Director	December 19, 2022
Milton M. Morris

/s/ Jennifer A. Parmentier	Director	December 19, 2022
Jennifer A. Parmentier

/s/ Mary G. Puma	Director	December 19, 2022
Mary G. Puma

/s/ Victor L. Richey, Jr.	Director	December 19, 2022
Victor L. Richey, Jr.

Nordson Corporation 73

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Charged to Expense	Deductions	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2020	$9,801	2,165	3,074	153	$9,045
2021	$9,045	32	1,572	47	$7,552
2022	$7,552	1,259	1,336	743	$8,218
Inventory Obsolescence and Other Reserves
2020	$39,377	24,767	23,255	426	$41,315
2021	$41,315	11,718	7,436	266	$45,863
2022	$45,863	18,694	18,372	(450)	$45,735

Nordson Corporation 74