Form 10-Q
period 2023-01-31
NORDSON CORP
filed 2023-02-23
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 21, 2023:  57,260,973

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except for per share data)	January 31, 2023	January 31, 2022
Sales	$610,477	$609,166
Operating costs and expenses:
Cost of sales	281,610	269,032
Selling and administrative expenses	184,648	184,274
	466,258	453,306
Operating profit	144,219	155,860
Other income (expense):
Interest expense	(10,530)	(5,650)
Interest and investment income	587	465
Other - net	(3,196)	1,292
	(13,139)	(3,893)
Income before income taxes	131,080	151,967
Income taxes	26,819	31,558
Net income	$104,261	$120,409
Average common shares	57,170	58,152
Incremental common shares attributable to equity compensation	592	667
Average common shares and common share equivalents	57,762	58,819
Basic earnings per share	$1.82	$2.07
Diluted earnings per share	$1.81	$2.05
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	January 31, 2023	January 31, 2022
Net income	$104,261	$120,409
Components of other comprehensive income (loss):
Foreign currency translation adjustments	76,821	(13,358)
Pension and other postretirement plan adjustments, net of tax	(576)	3,060
Total other comprehensive income (loss)	76,245	(10,298)
Total comprehensive income	$180,506	$110,111
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	January 31, 2023	October 31, 2022
Cash and cash equivalents	$121,994	$163,457
Receivables - net	546,649	537,313
Inventories - net	447,727	383,398
Prepaid expenses and other current assets	62,046	48,803
Total current assets	1,178,416	1,132,971
Goodwill	2,107,113	1,804,693
Intangible assets - net	377,835	329,402
Property, plant and equipment - net	361,447	353,442
Operating right of use lease assets	111,375	102,279
Deferred income taxes	11,994	10,447
Other assets	89,243	87,141
Total assets	$4,237,423	$3,820,375

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$420,947	$392,537
Accrued liabilities	156,864	206,828
Accounts payable	90,602	99,276
Customer advanced payments	97,683	92,584
Income taxes payable	37,161	22,333
Operating lease liability - current	17,319	15,738
Finance lease liability - current	4,885	4,907
Total current liabilities	825,461	834,203
Long-term debt	595,166	345,320
Operating lease liability - noncurrent	97,179	90,768
Deferred income taxes	121,152	110,781
Postretirement obligations	56,953	56,804
Pension obligations	45,114	40,551
Finance lease liability - noncurrent	11,070	11,184
Other long-term liabilities	38,643	36,389
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	640,800	626,697
Retained earnings	3,719,278	3,652,216
Accumulated other comprehensive loss	(131,537)	(207,782)
Common shares in treasury, at cost	(1,794,109)	(1,789,009)
Total shareholders' equity	2,446,685	2,294,375
Total liabilities and shareholders' equity	$4,237,423	$3,820,375
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Three Months Ended January 31, 2023
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	7,032	—	—	1,775	8,807
Stock-based compensation	—	7,071	—	—	—	7,071
Purchase of treasury shares	—	—	—	—	(6,875)	(6,875)
Dividends declared ($0.65 per share)	—	—	(37,199)	—	—	(37,199)
Net income	—	—	104,261	—	—	104,261
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	76,821	—	76,821
Defined benefit pension and post-retirement plan adjustments	—	—	—	(576)	—	(576)
January 31, 2023	$12,253	$640,800	$3,719,278	$(131,537)	$(1,794,109)	$2,446,685

	Three Months Ended January 31, 2022
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	5,046	—	—	675	5,721
Stock-based compensation	—	8,392	—	—	—	8,392
Purchase of treasury shares	—	—	—	—	(35,002)	(35,002)
Dividends declared ($0.51 per share)	—	—	(29,724)	—	—	(29,724)
Net income	—	—	120,409	—	—	120,409
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(13,358)	—	(13,358)
Defined benefit pension and post-retirement plan adjustments	—	—	—	3,060	—	3,060
January 31, 2022	$12,253	$598,772	$3,355,712	$(186,133)	$(1,561,976)	$2,218,628
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Three Months Ended
Cash flows from operating activities:	January 31, 2023	January 31, 2022
Net income	$104,261	$120,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,434	25,390
Non-cash stock compensation	6,239	8,392
Deferred income taxes	(278)	1,785
Other non-cash expense	253	653
Loss on sale of property, plant and equipment	10	193
Changes in operating assets and liabilities	(58,371)	(29,217)
Other	44,789	(9,518)
Net cash provided by operating activities	123,337	118,087
Cash flows from investing activities:
Additions to property, plant and equipment	(9,302)	(12,491)
Proceeds from sale of property, plant and equipment	9	7
Acquisition of business, net of cash acquired	(377,843)	(171,613)
Net cash used in investing activities	(387,136)	(184,097)
Cash flows from financing activities:
Proceeds from long-term debt	566,978	361
Repayment of long-term debt	(314,700)	(1,618)
Repayment of finance lease obligations	(1,318)	(1,640)
Issuance of common shares	8,807	5,721
Purchase of treasury shares	(6,875)	(35,002)
Dividends paid	(37,199)	(29,724)
Net cash provided by (used in) financing activities	215,693	(61,902)

Effect of exchange rate changes on cash	6,643	(1,521)
Decrease in cash and cash equivalents	(41,463)	(129,433)
Cash and cash equivalents at beginning of period	163,457	299,972
Cash and cash equivalents at end of period	$121,994	$170,539
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2023
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2022.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of January 31, 2023 and 2022 were not material.
However, for certain contracts related to the sale of customer-specific products within our Medical and Fluid Solutions segment, revenue is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on January 31, 2023 and October 31, 2022. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at January 31, 2023 and October 31, 2022.
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
We offer assurance-type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and are not material. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and, therefore, these items are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to our Operating segments Note for details.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2023 and 2022 were 144 and 83, respectively.
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
2023 Acquisition
On November 3, 2022 we acquired 100% of CyberOptics Corporation (CyberOptics). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowing under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $279,630 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over fifteen years), $14,600 of technology (amortized over seven years), and $28,800 of customer contracts (amortized over twelve years). The results of CyberOptics are not material to our Consolidated Financial Statements. As of January 31, 2023, the purchase price allocation remains preliminary as we complete our assessment of intangibles and income taxes. The assets and liabilities acquired were as follows:

November 3, 2022
Cash	$40,890
Receivables - net	21,364
Inventories - net	35,300
Goodwill	279,630
Intangibles	58,600
Other assets	14,046
Total Assets	$449,830

Accounts payable	$8,109
Deferred income taxes	14,294
Other liabilities	8,694
Total Liabilities	$31,097

Nordson Corporation
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
Accounts receivable are net of an allowance for credit losses of $9,148 and $8,218 on January 31, 2023 and October 31, 2022, respectively. The provision for losses on receivables was $348 and $471 for the three months ended January 31, 2023 and 2022, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	January 31, 2023	October 31, 2022
Finished goods	$256,243	$218,491
Raw materials and component parts	191,185	157,447
Work-in-process	57,917	53,195
	505,345	429,133
Obsolescence and other reserves	(57,618)	(45,735)
	$447,727	$383,398
See Acquisitions Note for inventory increase attributable to acquisition of CyberOptics.
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	January 31, 2023	October 31, 2022
Land	$9,780	$9,278
Land improvements	5,029	4,979
Buildings	284,065	271,450
Machinery and equipment	522,574	505,343
Enterprise management system	52,564	52,513
Construction-in-progress	28,774	31,466
Leased property under finance leases	28,221	27,512
	931,007	902,541
Accumulated depreciation and amortization	(569,560)	(549,099)
	$361,447	$353,442
Depreciation expense was $12,562 and $12,305 for the three months ended January 31, 2023 and 2022, respectively.

Nordson Corporation
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the three months ended January 31, 2023 by operating segment were as follows:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Solutions	Total
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693
Acquisitions	—	—	279,630	279,630
Currency effect	15,734	3,751	3,305	22,790
Balance at January 31, 2023	$535,970	$1,175,820	$395,323	$2,107,113
The increase in goodwill for the three months ended January 31, 2023 was due to the acquisition of CyberOptics. See Acquisitions Note for additional details.
Information regarding our intangible assets subject to amortization was as follows:

	January 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$516,035	$264,296	$251,739
Patent/technology costs	175,436	102,181	73,255
Trade name	99,141	47,151	51,990
Non-compete agreements	10,516	9,665	851
Other	157	157	—
Total	$801,285	$423,450	$377,835

	October 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,058	$250,798	$229,260
Patent/technology costs	157,549	96,426	61,123
Trade name	82,759	44,707	38,052
Non-compete agreements	10,253	9,290	963
Other	446	442	4
Total	$731,065	$401,663	$329,402
Amortization expense for the three months ended January 31, 2023 and 2022 was $13,872 and $13,085, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of CyberOptics.
Pension and other postretirement plans
The components of net periodic pension and other postretirement cost for the three months ended January 31, 2023 and 2022 were:

	U.S.		International
Three Months Ended	2023	2022	2023	2022
Service cost	$2,744	$5,187	$275	$489
Interest cost	4,175	3,583	603	298
Expected return on plan assets	(6,529)	(7,878)	(377)	(393)
Amortization of prior service cost (credit)	—	12	(13)	(18)
Amortization of net actuarial loss	—	2,766	20	607
Total benefit cost	$390	$3,670	$508	$983

Nordson Corporation
The components of other postretirement benefit costs for the three months ended January 31, 2023 and 2022 were:

	U.S.		International
Three Months Ended	2023	2022	2023	2022
Service cost	$100	$195	$1	$3
Interest cost	765	488	3	3
Amortization of net actuarial (gain) loss	—	263	(16)	(12)
Total benefit cost (income)	$865	$946	$(12)	$(6)

The components of net periodic pension and other postretirement cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2023 and 2022 was 20.5% and 20.8%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $1,166 and $1,115, for the three months ended January 31, 2023 and 2022, respectively.
Accumulated other comprehensive loss
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2022	$(160,046)	$(47,736)	$(207,782)
Pension and other postretirement plan adjustments, net of tax of ($195)	—	(576)	(576)
Foreign currency translation adjustments	76,821	—	76,821
Balance at January 31, 2023	$(83,225)	$(48,312)	$(131,537)
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan and additional shares registered related to the acquisition of CyberOptics. As of January 31, 2023, a total of 2,005 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,663 and $1,772 for the three months ended January 31, 2023 and 2022, respectively.

Nordson Corporation
The following table summarizes activity related to stock options for the three months ended January 31, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2022	1,187	$141.82
Granted	78	240.01
Exercised	(73)	122.96
Forfeited or expired	(2)	132.92
Outstanding at January 31, 2023	1,190	$148.33	$114,851	5.4 years
Expected to vest	257	$213.45	$9,021	7.9 years
Exercisable at January 31, 2023	930	$130.05	$105,762	4.7 years
As of January 31, 2023, there was $10,669 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.9 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended	January 31, 2023			January 31, 2022
Expected volatility	30.4%	-	31.8%	30.6%	-	30.8%
Expected dividend yield	1.12%	-	1.12%	0.76%	-	0.76%
Risk-free interest rate	3.79%	-	3.82%	1.36%	-	1.47%
Expected life of the option (in years)	5.0	-	6.1	5.3	-	6.2
The weighted-average expected volatility used to value the 2023 and 2022 options was 30.6% and 30.6%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the three months ended January 31, 2023 and 2022 was $78.12 and $79.03, respectively.
The total intrinsic value of options exercised during the three months ended January 31, 2023 and 2022 was $8,350 and $6,961, respectively.
Cash received from the exercise of stock options for the three months ended January 31, 2023 and 2022 was $8,807 and $5,721, respectively.
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
For employee recipients, in the event of termination of employment due to early retirement, with the consent of the Company, restricted shares and units granted within 12 months prior to termination are forfeited, and other restricted shares and units vest on a pro-rata basis, subject to the consent of the Compensation Committee. In the event of termination of employment due to normal retirement at age 65, restricted shares and units granted within 12 months prior to termination are forfeited, and, for other restricted shares and units, the restriction period applicable to restricted shares will lapse and the shares will vest and be transferable and all unvested units will become vested in full, subject to the consent of the Compensation Committee. In the event of a recipient's disability or death, all restricted shares and units granted within 12 months prior to termination fully vest. Termination for any other reason prior to the lapse of any restrictions or vesting of units results in forfeiture of the shares or units.
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

Nordson Corporation
The following table summarizes activity related to restricted shares during the three months ended January 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2022	6	$167.99
Vested	(3)	165.21
Restricted shares at January 31, 2023	3	$170.56
As of January 31, 2023, there was $173 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.5 years. The amount charged to expense related to restricted shares during the three months ended January 31, 2023 and 2022 was $160 and $314, respectively, which included common share dividends of $2 and $5, respectively.
The following table summarizes activity related to restricted share units during the three months ended January 31, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2022	81	$223.77
Granted	36	237.68
Forfeited	(2)	242.02
Vested	(42)	218.85
Restricted share units at January 31, 2023	73	$233.00
As of January 31, 2023, there was $14,661 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 2.1 years. The amount charged to expense related to restricted share units during each of the three months ended January 31, 2023 and 2022 was $2,258 and $2,273.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $231.34 in 2023, and $260.60, $273.50, and $221.94 for 2022. The amount charged to expense related to performance awards for the three months ended January 31, 2023 and 2022 was $2,062 and $3,944, respectively. The cumulative amount recorded in shareholders' equity at January 31, 2023 and 2022 was $10,603 and $10,959, respectively. As of January 31, 2023, there was $12,980 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2023 and 2022 was $18 and $18, respectively.
Deferred Directors' Compensation
Non-employee directors may defer all or part of their cash and equity-based compensation until retirement. Cash compensation may be deferred as cash or as share equivalent units. Deferred cash amounts are recorded as liabilities, and share equivalent units are recorded as equity. Additional share equivalent units are earned when common share dividends are declared.

Nordson Corporation
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2022	90	$77.70
Distributions	(4)	50.88
Outstanding at January 31, 2023	86	$79.73
The amount charged to expense related to director deferred compensation for the three months ended January 31, 2023 and 2022 was $80 and $76, respectively.
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
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2023 and 2022:

	January 31, 2023	January 31, 2022
Beginning balance at October 31	$11,723	$11,113
Accruals for warranties	4,809	3,865
Warranty payments	(3,186)	(3,051)
Currency effect	215	(10)
Ending balance	$13,561	$11,917
Operating segments
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
Industrial Precision Solutions: This segment focuses on delivering proprietary dispensing and processing technology, both standard and highly customized equipment, to diverse end markets. Product lines commonly reduce material consumption, increase line efficiency through precision dispense and measurement and control, and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, consumer durables and non-durables markets.
Medical and Fluid Solutions: This segment includes the Company’s fluid management solutions for medical, high-tech industrial and other diverse end markets. Related plastic tubing, balloons, catheters, syringes, cartridges, tips and fluid connection components are used to dispense or control fluids within customers’ medical devices or products, as well as production processes.
Advanced Technology Solutions: This segment focuses on products serving electronics end markets. Advanced Technology Solutions products integrate our proprietary product technologies found in progressive stages of an electronics customer’s production processes, such as surface treatment, precisely controlled dispensing of material and test and inspection to ensure quality and reliability. Applications include, but are not limited to, semiconductors, printed circuit boards, electronic components and automotive electronics.

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
January 31, 2023
Net external sales	$311,546	$154,287	$144,644	$—	$610,477
Operating profit (loss)	102,319	39,384	16,963	(14,447)	144,219
January 31, 2022
Net external sales	$323,933	$158,784	$126,449	$—	$609,166
Operating profit (loss)	102,187	49,093	27,234	(22,654)	155,860
We had significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2023	January 31, 2022
Americas	$264,878	$239,901
Europe	162,939	155,985
Asia Pacific	182,660	213,280
Total net external sales	$610,477	$609,166
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$12,851	$—	$12,851	$—
Total assets at fair value	$12,851	$—	$12,851	$—

Liabilities:
Deferred compensation plans (b)	$11,118	$—	$11,118	$—
Foreign currency forward contracts (a)	3,401	—	3,401	—
Total liabilities at fair value	$14,519	$—	$14,519	$—

October 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,035	$—	$5,035	$—
Total assets at fair value	$5,035	$—	$5,035	$—
Liabilities:
Deferred compensation plans (b)	$9,076	$—	$9,076	$—
Foreign currency forward contracts (a)	11,724	—	11,724	—
Total liabilities at fair value	$20,800	$—	$20,800	$—
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

	January 31, 2023
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,016,113	$1,003,337
Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs as disclosed in the Long-term Debt Note.
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
For the three months ended January 31, 2023, we recognized a net gain of $16,139 on foreign currency forward contracts and a net loss of $20,710 from the change in fair value of balance sheet positions. For the three months ended January 31, 2022, we recognized a net loss of $3,598 on foreign currency forward contracts and a net gain of $3,962 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets. The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2023 and 2022:

January 31, 2023 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$93,142	$398,560
British pound	27,965	112,945
Mexican Peso	11,658	31,315
Japanese yen	11,644	35,772
Hong Kong dollar	4,180	148,653
Australian dollar	375	8,821
Singapore dollar	245	18,862
Taiwan Dollar	—	35,047
Others	3,395	65,175
Total	$152,604	$855,150

January 31, 2022 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$102,132	$338,128
British pound	34,657	70,869
Japanese yen	12,315	40,384
Singapore dollar	1,079	18,214
Australian dollar	325	10,026
Hong Kong dollar	—	49,595
Others	15,792	87,704
Total	$166,300	$614,920

Nordson Corporation
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2023 and 2022, there were no significant concentrations of credit risk.
Long-term debt
A summary of long-term debt is as follows:

	January 31, 2023	October 31, 2022
Revolving credit agreement, due 2024	$250,000	$—
Senior notes, due 2023-2025	55,500	55,500
Senior notes, due 2023-2027	71,429	71,429
Senior notes, due 2023-2030	350,000	350,000
Euro loan, due 2023	287,851	261,893
Notes payable and other	2,453	—
	1,017,233	738,822
Less current maturities and notes payable	420,947	392,537
Less unamortized debt issuance costs	1,120	965
Long-term maturities	$595,166	$345,320
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. The weighted-average interest rate at January 31, 2023 was 5.07%.
Senior notes, due 2023-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 1.21 years. The weighted-average interest rate at January 31, 2023 was 3.10%.
Senior notes, due 2023-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 2.19 years. The weighted-average interest rate at January 31, 2023 was 3.10%.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 2.79 years. The weighted-average interest rate at January 31, 2023 was 3.90%.
Euro loan, due 2023 — In March 2020, we amended, restated and extended the term of our existing euro term loan facility with Bank of America Merrill Lynch International Limited. The interest rate is variable based on the EURIBOR rate. The term loan agreement provides for the following term loans due in two tranches: €115,000 is due in March 2023 and an additional €150,000 that was drawn down in March 2020 is due in March 2023. The weighted average interest rate at January 31, 2023 was 2.12%.
Term loan, due 2024 — In January 2023, we entered into a $200,000 unsecured term loan facility. This facility has a 1.25 year term and expires in April 2024. At January 31, 2023, we had no balance outstanding under this facility.
We were in compliance with all covenants at January 31, 2023 and the amount we could borrow would not have been limited by any debt covenants.
Contingencies
We are involved in pending or potential litigation regarding environmental, product liability, patent, contract, employee and other matters arising from the normal course of business.  Including the environmental matters discussed below, after consultation with legal counsel, we do not believe that losses in excess of the amounts we have accrued would have a material adverse effect on our financial condition, quarterly or annual operating results or cash flows.
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the "Site") and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of January 31, 2023 and October 31, 2022, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $266 and $266, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the

Nordson Corporation
complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
We continue to actively monitor the rapidly evolving circumstances and impact of the COVID-19 pandemic, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. For example, in the first quarter of 2023, our revenue growth in Asia-Pacific was negatively impacted by labor shortages and business disruption from the spread of COVID-19. The full extent of the COVID-19 pandemic on our operations and the markets we serve remains highly uncertain and will depend largely on future developments related to the COVID-19 pandemic, including infection rates increasing or returning in various geographic areas, variations of COVID-19, the ultimate duration of the COVID-19 pandemic, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. These developments are constantly evolving and cannot be accurately predicted.
CyberOptics Acquisition
On November 3, 2022, the Company completed the acquisition of CyberOptics Corporation (“CyberOptics”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 7, 2022, by and among the Company, Meta Merger Company and CyberOptics. CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and will be reported in our Advanced Technology Solutions segment. The all-cash transaction of approximately $378,000, net of cash acquired, was funded using borrowings under our revolving credit facility and cash on hand and is not expected to have a material impact on our Consolidated Financial Statements.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2022 (the 2022 Form 10-K). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2022.

Nordson Corporation
Results of Operations
Three months ended January 31, 2023
Worldwide sales for the three months ended January 31, 2023 were $610,477, an increase of 0.2% from sales of $609,166 for the comparable period of 2022. The increase consisted of a 1.4% increase in organic sales and a favorable 2.8% increase due to an acquisition, which was partially offset by an unfavorable effect from currency translation of 4.0%. The organic sales increase was driven by strong demand in Europe and the Americas region, partially offset by weakness in the Asia Pacific region, predominantly in China.
In the Americas region, sales were $264,878 for the three months ended January 31, 2023, an increase of 10.4% from 2022, consisting of an organic sales increase of 8.6% and an increase due to an acquisition of 2.1%, partially offset by unfavorable currency effects of 0.3%. In the Asia Pacific region, sales were $182,660, a decrease of 14.4% from 2022, consisting of an organic sales decrease of 13.3% and a 5.8% decrease due to unfavorable currency effects, partially offset by a 4.7% increase due to an acquisition. In Europe, sales were $162,939, an increase of 4.5% from 2022, consisting of an organic sales increase of 10.7% and a 1.3% increase due to an acquisition, partially offset by unfavorable currency effects of 7.5%.
Cost of sales for the three months ended January 31, 2023 were $281,610, up from $269,032 in the comparable period of 2022. Gross profit, expressed as a percentage of sales, decreased to 53.9% from 55.8% in the comparable period of 2022. The 1.9 percentage point decrease in gross margin was primarily driven by the impact of passing through inflationary cost increases and incremental inventory step-up amortization of $2,743.
Selling and administrative expenses for the three months ended January 31, 2023 were $184,648, up from $184,274 in the comparable period of 2022. The 0.2% increase was primarily driven by the first-year effect of an acquisition, partially offset by favorable currency translation effects and a reduction in variable expenses.
Operating profit decreased to $144,219 for the three months ended January 31, 2023, compared to $155,860 in the comparable period of 2022. Operating profit as a percentage of sales decreased to 23.6% for the three months ended January 31, 2023 compared to 25.6% in the comparable period of 2022. The 2.0 percentage point decline in operating margin was primarily driven by fees, severance and non-cash inventory charges associated with the CyberOptics acquisition, as well as unfavorable currency translation effects.
Interest expense for the three months ended January 31, 2023 was $10,530, compared to $5,650 in the comparable period of 2022. The increase was primarily due to higher average debt levels compared to the prior year period, as well as increases in interest rates. Other expense was $3,196 compared to other income of $1,292 in the comparable period of 2022. Included in 2023 other expense were pension and postretirement income of $1,369 and $4,571 of foreign currency losses. Included in 2022 other income were pension and postretirement income of $281 and $364 of foreign currency gains.
Net income for the three months ended January 31, 2023 was $104,261, or $1.81 per diluted share, compared to $120,409, or $2.05 per diluted share, in the same period of 2022. This represents a 13.4% decrease in net income, and a 11.7% decrease in diluted earnings per share. The decrease was driven by a combination of fees, severance, and non-cash inventory charges associated with the CyberOptics acquisition, increased interest expense, and foreign currency losses.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $311,546 in the three months ended January 31, 2023, a decrease of 3.8% from sales in the comparable period of 2022 of $323,933. The decrease consisted of an organic sales increase of 1.2%, which was offset by unfavorable currency effects that decreased sales by 5.0%. The organic sales increase was driven primarily by steady demand across most product lines and regions, offset by softness in the Asia Pacific region due to labor shortages and business disruption from the spread of COVID-19, as well as the timing of the Chinese New Year.
Operating profit as a percentage of sales increased to 32.8% for the three months ended January 31, 2023 compared to 31.5% in the comparable period of 2022. The 1.3 percentage point improvement in operating margin was primarily due to favorable product mix.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $154,287 in the three months ended January 31, 2023, a decrease of 2.8% from sales in the comparable period of 2022 of $158,784. The decrease consisted of an organic sales decrease of 0.8% and unfavorable currency effects that decreased sales by 2.0%. The organic sales decrease was driven by lower demand for the medical fluid components product lines and fluid solutions product lines in China, offset by strong demand for medical interventional solutions product lines.

Nordson Corporation
Operating profit as a percentage of sales decreased to 25.5% for the three months ended January 31, 2023 compared to 30.9% in the comparable period of 2022. The 5.4 percentage point decline in operating margin was primarily due to meaningful sales mix changes within medical product lines and related factory inefficiencies due to reduced volumes.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $144,644 in the three months ended January 31, 2023, an increase of 14.4% from sales in the comparable period of 2022 of $126,449. The increase was the result of organic sales increase of 4.6% and a 13.5% increase due to an acquisition, partially offset by an unfavorable currency effect of 3.7%. The organic sales increase was driven by test and inspection product lines.
Operating profit as a percentage of sales decreased to 11.7% for the three months ended January 31, 2023 compared to 21.5% in the comparable period of 2022. The 9.8 percentage point decline in operating margin was primarily due to fees, severance and non-cash inventory charges of $10,295 associated with the CyberOptics acquisition and unfavorable sales mix.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2023 was 20.5%, compared to 20.8% for the three months ended January 31, 2022.
Foreign Currency Effects
In the aggregate, average exchange rates for 2023 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2022. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2023 were translated at exchange rates in effect during the same period of 2022, we estimated that sales would have been approximately $24,800 higher while costs of sales and selling and administrative expenses would have been approximately $16,600 higher.
Financial Condition
Liquidity and Capital Resources
During the three months ended January 31, 2023, cash and cash equivalents decreased $41,463 as cash was used to fund the CyberOptics acquisition, partially offset by incremental borrowings and cash generated from operations in the period. Cash provided by operations during this period was $123,337 compared to $118,087 for the three months ended January 31, 2022. Changes in operating assets and liabilities decreased cash by $58,371 in the three months ended January 31, 2023, primarily driven by a decrease in accounts payable and accrued liabilities, compared to decreasing cash by $29,217 in the comparable period of 2022. Other improved year over year due primarily to cash inflows related to settlement of foreign exchange contracts.
Cash used in investing activities was $387,136 for the three months ended January 31, 2023, compared to $184,097 used in the comparable period of 2022. During the three months ended January 31, 2023, cash of $377,843 was used for the CyberOptics acquisition and cash of $9,302 was used for capital expenditures. During the three months ended January 31, 2022, cash of $171,613 was used for the NDC acquisition and $12,491 was used for capital expenditures. The decrease in capital expenditures related primarily to 2022 expenditures being higher as a result of capacity expansion in our medical fluid dispensing and components product lines.
Cash provided by financing activities was $215,693 for the three months ended January 31, 2023, compared to $61,902 cash used in the comparable period of 2022. In the three months ended January 31, 2023, cash of $37,199 was used for dividend payments and cash of $6,875 was used for the purchase of treasury shares, compared to $29,724 and $35,002, respectively, in the comparable period of 2022. The three months ended January 31, 2023 included net borrowings of long-term debt of $252,278, used primarily to fund the acquisition of CyberOptics, compared to net repayments of $1,257 during the three months ended January 31, 2022.
The following is a summary of significant changes in balance sheet captions from October 31, 2022 to January 31, 2023. Inventories-net increased by $64,329, primarily as a result of the CyberOptics acquisition. Goodwill and intangibles increased by $279,630 and $58,600, respectively, due to the CyberOptics acquisition. Accrued liabilities decreased by $49,964 due primarily to incentive compensation payments made in the three months ended January 31, 2023, and long-term debt increased principally as result of borrowing $250,000 under the revolving credit facility for the CyberOptics acquisition.

Nordson Corporation
We believe the combination of present capital resources, cash from operations and unused financing sources, such as our credit facilities, which includes our revolving credit facility and new term loan entered in January 2023, are more than adequate to meet cash requirements for the next twelve months and for the foreseeable future thereafter. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company. We were in compliance with all debt covenants as of January 31, 2023. Refer to our Long-term debt Note in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this quarterly report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflict between Russia and Ukraine and tensions between the United States and China, acts of terror, natural disasters and pandemics, including the COVID-19 pandemic.
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
Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2022 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2023. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies Note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2022 Form 10-K. Many of the risks identified in the 2022 Form 10-K have been, and may be further, exacerbated by the impact of the COVID-19 pandemic and the actions taken by governmental entities, businesses, individuals and others in response to the pandemic.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended January 31, 2023:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2022 to November 30, 2022	14,351	$234.07	—	$631,782
December 1, 2022 to December 31, 2022	1,180	$236.43	—	$631,782
January 1, 2023 to January 31, 2023	331	$237.94	—	$631,782
Total	15,862		—
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $631,782 of the total $1,500,000 authorized remained available for share repurchases at January 31, 2023. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1	Term Loan Agreement, dated as of January 18, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, and the Lenders party thereto and PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated January 23, 2023)
10.1	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Options Award
10.2	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Units Award
10.3	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Units Award
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2023 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three months ended January 31, 2023 and 2022, (iii) the Consolidated Balance Sheets at January 31, 2023 and October 31, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 23, 2023	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)