Form 10-Q
period 2023-04-30
NORDSON CORP
filed 2023-05-25
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 19, 2023:  56,991,070

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Sales	$650,165	$635,403	$1,260,642	$1,244,569
Operating costs and expenses:
Cost of sales	298,040	277,768	579,650	546,800
Selling and administrative expenses	179,618	173,662	364,266	357,936
	477,658	451,430	943,916	904,736
Operating profit	172,507	183,973	316,726	339,833
Other income (expense):
Interest expense	(9,913)	(5,361)	(20,443)	(11,011)
Interest and investment income	438	419	1,025	884
Other - net	(1,405)	(39,764)	(4,601)	(38,472)
	(10,880)	(44,706)	(24,019)	(48,599)
Income before income taxes	161,627	139,267	292,707	291,234
Income taxes	34,064	29,633	60,883	61,191
Net income	$127,563	$109,634	$231,824	$230,043
Average common shares	57,184	57,784	57,177	57,971
Incremental common shares attributable to equity compensation	496	598	544	635
Average common shares and common share equivalents	57,680	58,382	57,721	58,606
Basic earnings per share	$2.23	$1.90	$4.05	$3.97
Diluted earnings per share	$2.21	$1.88	$4.02	$3.93
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Net income	$127,563	$109,634	$231,824	$230,043
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(290)	(46,901)	76,531	(60,259)
Pension settlement adjustment, net of tax	—	32,047	—	32,047
Pension and other postretirement plan adjustments, net of tax	(173)	2,778	(749)	5,838
Total other comprehensive income (loss)	(463)	(12,076)	75,782	(22,374)
Total comprehensive income	$127,100	$97,558	$307,606	$207,669
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	April 30, 2023	October 31, 2022
Cash and cash equivalents	$129,073	$163,457
Receivables - net	527,851	537,313
Inventories - net	440,179	383,398
Prepaid expenses and other current assets	58,338	48,803
Total current assets	1,155,441	1,132,971
Goodwill	2,110,471	1,804,693
Intangible assets - net	364,404	329,402
Property, plant and equipment - net	354,669	353,442
Operating right of use lease assets	107,322	102,279
Deferred income taxes	12,122	10,447
Other assets	88,686	87,141
Total assets	$4,193,115	$3,820,375

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$603,343	$392,537
Accrued liabilities	158,308	206,828
Accounts payable	85,408	99,276
Customer advanced payments	91,562	92,584
Income taxes payable	30,158	22,333
Operating lease liability - current	16,976	15,738
Finance lease liability - current	4,637	4,907
Total current liabilities	990,392	834,203
Long-term debt	345,899	345,320
Operating lease liability - noncurrent	93,517	90,768
Deferred income taxes	119,953	110,781
Postretirement obligations	57,234	56,804
Pension obligations	46,265	40,551
Finance lease liability - noncurrent	10,660	11,184
Other long-term liabilities	32,193	36,389
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	648,402	626,697
Retained earnings	3,809,577	3,652,216
Accumulated other comprehensive loss	(132,000)	(207,782)
Common shares in treasury, at cost	(1,841,230)	(1,789,009)
Total shareholders' equity	2,497,002	2,294,375
Total liabilities and shareholders' equity	$4,193,115	$3,820,375
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Six Months Ended April 30, 2023
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	7,032	—	—	1,775	8,807
Stock-based compensation	—	7,071	—	—	—	7,071
Purchase of treasury shares	—	—	—	—	(6,875)	(6,875)
Dividends declared ($0.65 per share)	—	—	(37,199)	—	—	(37,199)
Net income	—	—	104,261	—	—	104,261
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	76,821	—	76,821
Defined benefit pension and post-retirement plan adjustments	—	—	—	(576)	—	(576)
January 31, 2023	$12,253	$640,800	$3,719,278	$(131,537)	$(1,794,109)	$2,446,685
Shares issued under company stock and employee benefit plans	—	2,632	—	—	369	3,001
Stock-based compensation	—	4,970	—	—	—	4,970
Purchase of treasury shares	—	—	—	—	(47,490)	(47,490)
Dividends declared ($0.65 per share)	—	—	(37,264)	—	—	(37,264)
Net income	—	—	127,563	—	—	127,563
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(290)	—	(290)
Defined benefit pension and post-retirement plans adjustment	—	—	—	(173)	—	(173)
April 30, 2023	$12,253	$648,402	$3,809,577	$(132,000)	$(1,841,230)	$2,497,002

Nordson Corporation

	Six Months Ended April 30, 2022
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	5,046	—	—	675	5,721
Stock-based compensation	—	8,392	—	—	—	8,392
Purchase of treasury shares	—	—	—	—	(35,002)	(35,002)
Dividends declared ($0.51 per share)	—	—	(29,724)	—	—	(29,724)
Net income	—	—	120,409	—	—	120,409
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(13,358)	—	(13,358)
Defined benefit pension and post-retirement plan adjustments	—	—	—	3,060	—	3,060
January 31, 2022	$12,253	$598,772	$3,355,712	$(186,133)	$(1,561,976)	$2,218,628
Shares issued under company stock and employee benefit plans	—	1,843	—	—	234	2,077
Stock-based compensation	—	7,394	—	—	—	7,394
Purchase of treasury shares	—	—	—	—	(105,464)	(105,464)
Dividends declared ($0.51 per share)	—	—	(29,577)	—	—	(29,577)
Net income	—	—	109,634	—	—	109,634
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(46,901)	—	(46,901)
Pension plan settlement adjustment	—	—	—	32,047	—	32,047
Defined benefit pension and post-retirement plans adjustment	—	—	—	2,778	—	2,778
April 30, 2022	$12,253	$608,009	$3,435,769	$(198,209)	$(1,667,206)	$2,190,616
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended
Cash flows from operating activities:	April 30, 2023	April 30, 2022
Net income	$231,824	$230,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,535	50,355
Non-cash stock compensation	11,210	15,786
Deferred income taxes	(614)	(6,786)
Other non-cash (income) expense	(625)	42,168
Loss on sale of property, plant and equipment	1,487	281
Changes in operating assets and liabilities	(45,857)	(85,070)
Other	36,945	(32,276)
Net cash provided by operating activities	287,905	214,501
Cash flows from investing activities:
Additions to property, plant and equipment	(15,349)	(24,776)
Proceeds from sale of property, plant and equipment	39	15
Acquisition of business, net of cash acquired	(377,843)	(171,613)
Net cash used in investing activities	(393,153)	(196,374)
Cash flows from financing activities:
Proceeds from long-term debt	785,800	8,439
Repayment of long-term debt	(601,183)	(6,785)
Repayment of finance lease obligations	(2,775)	(2,620)
Issuance of common shares	11,808	7,798
Purchase of treasury shares	(54,365)	(140,466)
Dividends paid	(74,463)	(59,301)
Net cash provided by (used in) financing activities	64,822	(192,935)

Effect of exchange rate changes on cash	6,042	(4,272)
Decrease in cash and cash equivalents	(34,384)	(179,080)
Cash and cash equivalents at beginning of period	163,457	299,972
Cash and cash equivalents at end of period	$129,073	$120,892
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2023
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2022.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of April 30, 2023 and 2022 were not material.
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
As control transfers over time, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on April 30, 2023 and October 31, 2022. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at April 30, 2023 and October 31, 2022.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2023 and 2022 were 140 and 77, respectively. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2023 and 2022 were 142 and 80, respectively.
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
2023 Acquisition
On November 3, 2022, we acquired 100% of CyberOptics Corporation (CyberOptics). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $279,630 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over fifteen years), $14,600 of technology (amortized over seven years), and $28,800 of customer contracts (amortized over twelve years). The results of CyberOptics are not material to our Consolidated Financial Statements. As of April 30, 2023, the purchase price allocation remains preliminary as we complete our assessment of intangibles and income taxes. The assets and liabilities acquired were as follows:

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
Accounts receivable are net of an allowance for credit losses of $7,823 and $8,218 on April 30, 2023 and October 31, 2022, respectively. Provision income related to allowance for credit losses of $997 and $649 was recorded for the three and six months ended April 30, 2023, respectively, due to improved receivables aging, compared to provision expense of $180 and $651 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	April 30, 2023	October 31, 2022
Finished goods	$242,895	$218,491
Raw materials and component parts	195,571	157,447
Work-in-process	58,122	53,195
	496,588	429,133
Obsolescence and other reserves	(56,409)	(45,735)
	$440,179	$383,398
See Acquisitions Note for inventory increase attributable to acquisition of CyberOptics.
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	April 30, 2023	October 31, 2022
Land	$9,823	$9,278
Land improvements	5,034	4,979
Buildings	282,037	271,450
Machinery and equipment	527,893	505,343
Enterprise management system	52,611	52,513
Construction-in-progress	24,492	31,466
Leased property under finance leases	28,461	27,512
	930,351	902,541
Accumulated depreciation and amortization	(575,682)	(549,099)
	$354,669	$353,442

Nordson Corporation
Depreciation expense was $13,056 and $12,393 for the three months ended April 30, 2023 and 2022, respectively. Depreciation expense was $25,618 and $24,698 for the six months ended April 30, 2023 and 2022, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the six months ended April 30, 2023 by operating segment were as follows:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Solutions	Total
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693
Acquisitions	—	—	279,630	279,630
Currency effect	4,440	4,036	17,672	26,148
Balance at April 30, 2023	$524,676	$1,176,105	$409,690	$2,110,471
The increase in goodwill for the six months ended April 30, 2023 was due to the acquisition of CyberOptics. See Acquisitions Note for additional details.
Information regarding our intangible assets subject to amortization was as follows:

	April 30, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$517,081	$273,771	$243,310
Patent/technology costs	176,103	106,124	69,979
Trade name	99,351	48,975	50,376
Non-compete agreements	10,559	9,822	737
Other	141	139	2
Total	$803,235	$438,831	$364,404

	October 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,058	$250,798	$229,260
Patent/technology costs	157,549	96,426	61,123
Trade name	82,759	44,707	38,052
Non-compete agreements	10,253	9,290	963
Other	446	442	4
Total	$731,065	$401,663	$329,402
Amortization expense for the three months ended April 30, 2023 and 2022 was $14,045 and $12,572, respectively. Amortization expense for the six months ended April 30, 2023 and 2022 was $27,917 and $25,657, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of CyberOptics.
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

Nordson Corporation
The components of net periodic pension and other postretirement cost for the three and six months ended April 30, 2023 and 2022 were:

	U.S.		International
Three Months Ended	2023	2022	2023	2022
Service cost	$2,744	$4,728	$283	$431
Interest cost	4,176	4,241	642	290
Expected return on plan assets	(6,529)	(8,511)	(383)	(367)
Amortization of prior service cost (credit)	—	12	(13)	(13)
Amortization of net actuarial loss	—	2,318	21	593
Settlement loss	—	41,221	—	—
Total benefit cost	$391	$44,009	$550	$934

	U.S.		International
Six Months Ended	2023	2022	2023	2022
Service cost	$5,488	$9,915	$558	$920
Interest cost	8,351	7,824	1,245	588
Expected return on plan assets	(13,058)	(16,389)	(760)	(761)
Amortization of prior service cost (credit)	—	24	(26)	(30)
Amortization of net actuarial loss	—	5,084	41	1,200
Settlement loss	—	41,221	—	—
Total benefit cost	$781	$47,679	$1,058	$1,917
The components of other postretirement benefit costs for the three and six months ended April 30, 2023 and 2022 were:

	U.S.		International
Three Months Ended	2023	2022	2023	2022
Service cost	$100	$148	$1	$3
Interest cost	766	474	3	3
Amortization of net actuarial (gain) loss	—	226	(15)	(12)
Total benefit cost (income)	$866	$848	$(11)	$(6)

	U.S.		International
Six Months Ended	2023	2022	2023	2022
Service cost	$200	$343	$2	$6
Interest cost	1,531	962	6	6
Amortization of net actuarial (gain) loss	—	489	(31)	(24)
Total benefit cost (income)	$1,731	$1,794	$(23)	$(12)
The components of net periodic pension and other postretirement cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended April 30, 2023 and 2022 was 21.1% and 21.3%, respectively. The effective tax rate for the six months ended April 30, 2023 and 2022 was 20.8% and 21.0%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $583 and $1,749 for the three months and six months ended April 30, 2023, respectively, compared to $309 and $1,424 for the three and six months ended April 30, 2022, respectively.

Nordson Corporation
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2022	$(160,046)	$(47,736)	$(207,782)
Pension and other postretirement plan adjustments, net of tax of ($253)	—	(749)	(749)
Foreign currency translation adjustments (a)	76,531	—	76,531
Balance at April 30, 2023	$(83,515)	$(48,485)	$(132,000)
(a) Includes a loss of $3,611, net of tax of $1,078, on net investment hedge.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the 2021 Plan) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the 2012 Plan). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of April 30, 2023, a total of 2,016 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,622 and $3,285 for the three month and six months ended April 30, 2023, respectively, compared to $2,391 and $4,163 for the three and six months ended April 30, 2022, respectively.
The following table summarizes activity related to stock options for the six months ended April 30, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2022	1,187	$141.82
Granted	80	239.44
Exercised	(101)	118.73
Forfeited or expired	(9)	209.26
Outstanding at April 30, 2023	1,157	$148.97	$83,261	5.2 years
Expected to vest	251	$213.72	$4,992	7.7 years
Exercisable at April 30, 2023	902	$130.77	$78,167	4.5 years
As of April 30, 2023, there was $8,749 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.8 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended	April 30, 2023			April 30, 2022
Expected volatility	30.4%	-	31.8%	30.6%	-	30.8%
Expected dividend yield	1.12%	-	1.27%	0.76%	-	0.76%
Risk-free interest rate	3.79%	-	4.21%	1.36%	-	1.47%
Expected life of the option (in years)	5.0	-	6.2	5.3	-	6.2
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
The weighted average grant date fair value of stock options granted during the six months ended April 30, 2023 and 2022 was $77.99 and $79.03, respectively.
The total intrinsic value of options exercised during the three months ended April 30, 2023 and 2022 was $3,783 and $2,405, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2023 and 2022 was $12,133 and $9,366, respectively.
Cash received from the exercise of stock options for the six months ended April 30, 2023 and 2022 was $11,808 and $7,798, respectively.
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
The following table summarizes activity related to restricted shares during the six months ended April 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2022	6	$167.99
Vested	(4)	157.94
Restricted shares at April 30, 2023	2	$189.72
As of April 30, 2023, there was $71 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 0.3 years. The amount charged to expense related to restricted shares during the three months ended April 30, 2023 and 2022 was $103 and $299, respectively, which included common share dividends of $1 and $5, respectively. For the six months ended April 30, 2023 and 2022, the amounts charged to expense related to restricted shares were $263 and $613, respectively, which included common shares dividends of $3 and $10, respectively.

Nordson Corporation
The following table summarizes activity related to restricted share units during the six months ended April 30, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2022	81	$223.77
Granted	36	237.32
Forfeited	(4)	242.31
Vested	(44)	219.20
Restricted share units at April 30, 2023	69	$232.97
As of April 30, 2023, there was $11,994 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.9 years. The amount charged to expense related to restricted share units during each of the three months ended April 30, 2023 and 2022 was $2,248 and $1,819, respectively, compared to $4,506 and $4,092 for the six months ended April 30, 2023 and 2022, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $231.34, $211.25 and $214.51 in 2023, and $260.60, $273.50, and $221.94 for 2022. The amount charged to expense related to performance awards for the three months ended April 30, 2023 and 2022 was $892 and $2,797, respectively, compared to charges of $2,954 and $6,741 for the six months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, there was $10,302 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2023 and 2022 was $29 and $18, respectively, compared to $47 and $36 for the six months ended April 30, 2023 and 2022, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2022	90	$77.70
Distributions	(8)	51.97
Outstanding at April 30, 2023	82	$81.77
The amount charged to expense related to director deferred compensation for the three months ended April 30, 2023 and 2022 was $78 and $75, respectively, compared to $158 and $151 for the six months ended April 30, 2023 and 2022, respectively.

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
Following is a reconciliation of the product warranty liability for the six months ended April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022
Beginning balance at October 31	$11,723	$11,113
Accruals for warranties	10,723	7,557
Warranty payments	(8,035)	(6,773)
Currency effect	545	(446)
Ending balance	$14,956	$11,451
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
April 30, 2023
Net external sales	$335,807	$166,526	$147,832	$—	$650,165
Operating profit (loss)	111,773	47,922	26,090	(13,278)	172,507
April 30, 2022
Net external sales	$316,434	$172,212	$146,757	$—	$635,403
Operating profit (loss)	102,196	58,314	40,144	(16,681)	183,973

Six Months Ended
April 30, 2023
Net external sales	$647,353	$320,813	$292,476	$—	$1,260,642
Operating profit (loss)	214,093	87,307	43,053	(27,727)	316,726
April 30, 2022
Net external sales	$640,367	$330,996	$273,206	$—	$1,244,569
Operating profit (loss)	204,383	107,407	67,378	(39,335)	339,833
We had significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Americas	$278,731	$273,753	$543,610	$513,654
Europe	167,904	172,256	330,843	328,241
Asia Pacific	203,530	189,394	386,189	402,674
Total net external sales	$650,165	$635,403	$1,260,642	$1,244,569
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$8,897	$—	$8,897	$—
Total assets at fair value	$8,897	$—	$8,897	$—

Liabilities:
Deferred compensation plans (b)	$11,437	$—	$11,437	$—
Foreign currency forward contracts (a)	3,417	—	3,417	—
Total liabilities at fair value	$14,854	$—	$14,854	$—

Nordson Corporation

October 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,035	$—	$5,035	$—
Total assets at fair value	$5,035	$—	$5,035	$—
Liabilities:
Deferred compensation plans (b)	$9,076	$—	$9,076	$—
Foreign currency forward contracts (a)	11,724	—	11,724	—
Total liabilities at fair value	$20,800	$—	$20,800	$—
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

	April 30, 2023
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$949,242	$935,204
Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs as disclosed in the Long-term Debt Note.
Derivative financial instruments
Foreign Currency Forward Contracts
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
For the three months ended April 30, 2023, we recognized a net loss of $3,960 on foreign currency forward contracts and a net gain of $1,792 from the change in fair value of balance sheet positions. For the three months ended April 30, 2022, we recognized a net loss of $9,080 on foreign currency forward contracts and a net gain of $10,079 from the change in fair value of balance sheet positions. For the six months ended April 30, 2023, we recognized a net gain of $12,179 on foreign currency forward contracts and a net loss of $18,918 from the change in fair value of balance sheet positions. For the six months ended April 30, 2022, we recognized a net loss of $12,678 on foreign currency forward contracts and a net gain of $14,041 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2023 and 2022:

April 30, 2023 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$109,595	$155,683
British pound	28,614	123,134
Japanese yen	21,619	26,700
Mexican Peso	871	27,577
Hong Kong dollar	—	148,303
Singapore dollar	60	19,759
Australian dollar	—	8,892
Taiwan Dollar	—	8,000
Others	2,063	66,627
Total	$162,822	$584,675

April 30, 2022 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$96,436	$337,291
British pound	38,478	80,853
Hong Kong dollar	7,727	55,666
Japanese yen	10,848	39,294
Singapore dollar	198	17,899
Australian dollar	295	9,269
Others	15,378	91,599
Total	$169,360	$631,871
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and six months ended April 30, 2023 and 2022, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
On January 18, 2023, the Company and Nordson Engineering GmbH, as borrowers, entered into a Term Loan Agreement with PNC Bank, as Administrative Agent and Lender (Term Loan due 2024). The Company has designated €180,000 of borrowings on our Term Loan due 2024 as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The carrying value of the euro-denominated debt totaled $198,369 as of April 30, 2023 and is included in the Current maturities of long-term debt and notes payable line in the Consolidated Balance Sheets. Any increase or decrease related to the remeasurement of the Term Loan due 2024 into U.S. dollars is recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. The loss on the net investment hedge recorded in the currency translation component of Accumulated other comprehensive income (loss) was $3,611, net of tax, for the three and six months ended April 30, 2023.

Nordson Corporation
Long-term debt
A summary of long-term debt is as follows:

	April 30, 2023	October 31, 2022
Revolving credit agreement, due 2024	$275,000	$—
Senior notes, due 2023-2025	55,500	55,500
Senior notes, due 2023-2027	71,429	71,429
Senior notes, due 2023-2030	350,000	350,000
Euro loan	—	261,893
Term Facility, due 2024	198,369	—
	950,298	738,822
Less current maturities and notes payable	603,343	392,537
Less unamortized debt issuance costs	1,056	965
Long-term maturities	$345,899	$345,320
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility has a five-year term and includes a $75,000 subfacility for swing-line loans. It expires in April 2024. The weighted-average interest rate at April 30, 2023 was 5.49%. On April 17, 2023, we entered into an amendment to, among other things, replace LIBOR with SOFR, EURIBOR, SONIA and TIBOR for USD, EUR, GBP and JPY borrowings, respectively.
Senior notes, due 2023-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies had a remaining weighted-average life of 0.97 years. The weighted-average interest rate at April 30, 2023 was 3.10%.
Senior notes, due 2023-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies had a remaining weighted-average life of 1.95 years. The weighted-average interest rate at April 30, 2023 was 3.10%.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies had a remaining weighted-average life of 2.55 years. The weighted-average interest rate at April 30, 2023 was 3.90%.
Euro loan — The euro term loan facility with Bank of America Merrill Lynch International Limited was due in March 2023 and was repaid.
Term loan, due 2024 — In January 2023, we entered into a $200,000 unsecured term loan facility. This facility has a 1.25 year term and matures in April 2024. At April 30, 2023, we had a balance of €180,000 for a carrying amount of $198,369. The weighted-average interest rate at April 30, 2023 was 3.90%.
We were in compliance with all covenants at April 30, 2023 and the amount we could borrow would not have been limited by any debt covenants.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the Site) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of April 30, 2023 and October 31, 2022, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $266 and $266, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
COVID-19 Update
In December 2019, a novel strain of coronavirus (COVID-19) emerged and spread to other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 as a pandemic (the COVID-19 pandemic). The COVID-19 pandemic, including multiple variants, resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business interruptions and other measures.
Although the World Health Organization declared an end to the COVID-19 pandemic on May 5, 2023, we continue to actively monitor the impact of COVID-19, which has negatively disrupted, and may continue to negatively disrupt, our business and results of operations in the future. For example, in the first quarter of 2023, our revenue growth in Asia-Pacific was negatively impacted by labor shortages and business disruption from the spread of COVID-19. The full extent of COVID-19 on our operations and the markets we serve remains uncertain and will depend largely on future developments related to COVID-19, including infection rates increasing or returning in various geographic areas, variations of COVID-19, actions by government authorities to contain the outbreak or treat its impact, such as reimposing previously lifted measures or putting in place additional restrictions, and the widespread distribution and acceptance of an effective vaccine, among other things. Future developments regarding COVID-19 and its effects cannot be accurately predicted.
CyberOptics Acquisition
On November 3, 2022, the Company completed the acquisition of CyberOptics Corporation (CyberOptics) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 7, 2022, by and among the Company, Meta Merger Company and CyberOptics. CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and will be reported in our Advanced Technology Solutions segment. The all-cash transaction of approximately $378,000, net of cash acquired, was funded using borrowings under our revolving credit facility and cash on hand and is not expected to have a material impact on our Consolidated Financial Statements.
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
Results of Operations
Three months ended April 30, 2023
Worldwide sales for the three months ended April 30, 2023 were $650,165, an increase of 2.3% from sales of $635,403 for the comparable period of 2022. The increase consisted of a 1.3% increase in organic sales and a 2.8% increase due to an acquisition, which was partially offset by an unfavorable effect from currency translation of 1.8%. The organic sales increase was driven by strong growth in the Asia Pacific region.
In the Americas region, sales were $278,731 for the three months ended April 30, 2023, an increase of 1.8% from the comparable period of 2022, consisting of an increase due to an acquisition of 2.4%, partially offset by an organic sales decrease of 0.6%. In the Asia Pacific region, sales were $203,530, an increase of 7.5% from the comparable period of 2022, consisting of an organic sales increase of 7.4% and a 4.2% increase due to an acquisition, partially offset by unfavorable currency effects of 4.1%. In

Nordson Corporation
Europe, sales were $167,904, a decrease of 2.5% from the comparable period of 2022, consisting of an organic sales decrease of 2.3% and unfavorable currency effects of 2.3%, partially offset by a 2.1% increase due to an acquisition.
Cost of sales for the three months ended April 30, 2023 were $298,040, up from $277,768 in the comparable period of 2022. Gross profit, expressed as a percentage of sales, decreased to 54.2% from 56.3% in the comparable period of 2022. The 2.1 percentage point decrease in gross margin was primarily driven by reduced manufacturing efficiency in sites dealing with meaningful volume decreases and unfavorable sales mix.
Selling and administrative expenses for the three months ended April 30, 2023 were $179,618, up from $173,662 in the comparable period of 2022. The 3.4% increase was primarily driven by the first-year effect of an acquisition and severance-related cost structure simplification actions, partially offset by favorable currency translation effects and lower incentive costs.
Operating profit decreased to $172,507 for the three months ended April 30, 2023, compared to $183,973 in the comparable period of 2022. Operating profit as a percentage of sales decreased to 26.5% for the three months ended April 30, 2023, compared to 29.0% in the comparable period of 2022. The 2.5 percentage point decline in operating margin was primarily driven by unfavorable currency translation effects and lower gross margins.
Interest expense for the three months ended April 30, 2023 was $9,913, compared to $5,361 in the comparable period of 2022. The increase was primarily due to higher average debt levels compared to the prior year period, as well as increases in interest rates. Other expense was $1,405 compared to $39,764 in the comparable period of 2022. Included in 2023 other expense were pension and postretirement income of $1,332 and $2,168 of foreign currency losses. Included in 2022 other expense were non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations, pension and postretirement income of $746 and $1,000 in foreign currency gains.
Net income for the three months ended April 30, 2023 was $127,563, or $2.21 per diluted share, compared to $109,634, or $1.88 per diluted share, in the same period of 2022. This represents a 16.4% increase in net income, and a 17.6% increase in diluted earnings per share. Net income for the three months ended April 30, 2022 includes after tax non-cash pension settlement charges of $32,450, or $0.56 per diluted share, related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations. Excluding the prior year pension settlement charges, the reduction in income was driven by lower margins and increased interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $335,807 in the three months ended April 30, 2023, an increase of 6.1% from sales of $316,434 for the comparable period of 2022. The increase consisted of an organic sales increase of 8.5%, which was partially offset by unfavorable currency effects that decreased sales by 2.4%. The organic sales increase was driven primarily by robust demand in the polymer processing product lines and for products in the consumer non-durable end market across most regions.
Operating profit as a percentage of sales increased to 33.3% for the three months ended April 30, 2023, compared to 32.3% in the comparable period of 2022. The 1.0 percentage point improvement in operating margin was primarily due to lower selling and administrative expenses as a percentage of sales.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $166,526 in the three months ended April 30, 2023, a decrease of 3.3% from sales of $172,212 for the comparable period of 2022. The decrease consisted of an organic sales decrease of 2.3% and unfavorable currency effects that decreased sales by 1.0%. The organic sales decrease was driven by significant softness in the medical fluid components and fluid solutions product lines, offset by strong demand for medical interventional solutions product lines.
Operating profit as a percentage of sales decreased to 28.8% for the three months ended April 30, 2023 compared to 33.9% in the comparable period of 2022. The 5.1 percentage point decline in operating margin was primarily due to meaningful sales mix changes within medical product lines and related factory inefficiencies due to reduced volumes.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $147,832 in the three months ended April 30, 2023, an increase of 0.7% from sales of $146,757 for the comparable period of 2022. The increase was the result of a 12.3% increase due to an acquisition, substantially offset by an organic sales decrease of 9.9% and unfavorable currency effects of 1.7%. The organic sales decrease was driven by lower demand in electronic dispense product lines, more than offsetting steady demand in test and inspection product lines, particularly strong in the Asia Pacific region.

Nordson Corporation
Operating profit as a percentage of sales decreased to 17.6% for the three months ended April 30, 2023, compared to 27.4% in the comparable period of 2022. The 9.8 percentage point decline in operating margin was driven by the organic sales decrease, partially offset by profitable acquisition growth.
Six months ended April 30, 2023
Worldwide sales for the six months ended April 30, 2023 were $1,260,642, an increase of 1.3% from sales of $1,244,569 for the comparable period of 2022. The increase consisted of a 1.3% increase in organic sales volume and a 2.8% increase due to an acquisition, partially offset by an unfavorable effect from currency translation of 2.8%. Strength in consumer non-durable end markets and medical interventional solutions product lines were the primary drivers of the growth.
In the Americas region, sales were $543,610 for the six months ended April 30, 2023, an increase of 5.8% from the comparable period of 2022, consisting of an organic sales increase of 3.7% and an increase due to an acquisition of 2.2%, minimally offset by an unfavorable effect from currency translation of 0.1%. In the Asia Pacific region, sales were $386,189, a decrease of 4.1% from the comparable period of 2022, consisting of an organic sales decrease of 3.6% and a 4.9% decrease from unfavorable currency translation effects, partially offset by a 4.4% increase due to an acquisition. In Europe, sales were $330,843, an increase of 0.8% from the comparable period of 2022, consisting of an organic sales increase of 3.6% and a 1.7% increase due to an acquisition, significantly offset by unfavorable currency effects of 4.5%.
Cost of sales for the six months ended April 30, 2023 were $579,650, up from $546,800 in the comparable period of 2022. Gross profit, expressed as a percentage of sales, decreased to 54.0% from 56.1% in the comparable period of 2022. The 2.1 percentage point decrease in gross margin was driven by an unfavorable product mix impact, reduced manufacturing efficiency in sites dealing with meaningful volume decreases and incremental inventory step-up amortization of $2,743 incurred in the first quarter of 2023 compared to 2022.
Selling and administrative expenses for the six months ended April 30, 2023 were $364,266, up from $357,936 in the comparable period of 2022. The 1.8% increase was primarily driven by the first-year effect of acquisitions and severance related to cost structure simplification actions, partially offset by favorable currency translation effects and lower incentive costs.
Operating profit decreased to $316,726 for the six months ended April 30, 2023, compared to $339,833 in the comparable period of 2022. Operating profit as a percentage of sales decreased to 25.1% for the six months ended April 30, 2023, compared to 27.3% in the comparable period of 2022. The 2.2 percentage point decline in operating margin was primarily driven by unfavorable sales mix, unfavorable foreign currency translation and a combination of fees, severance and non-cash inventory charges associated with the CyberOptics acquisition.
Interest expense for the six months ended April 30, 2023 was $20,443, compared to $11,011 in the comparable period of 2022. The increase was due to higher average debt levels and higher variable interest rates compared to the prior year period. Other expense was $4,601 compared to $38,472 in the comparable period of 2022. Included in 2023 other expense were pension income of $2,701 and $6,739 in foreign currency losses. Included in 2022 other expense were non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations, other pension and postretirement income of $1,027 and $1,364 in foreign currency gains.
Net income for the six months ended April 30, 2023 was $231,824, or $4.02 per diluted share, compared to $230,043, or $3.93 per diluted share, in the same period of 2022. This represents a 0.8% increase in net income, and a 2.3% increase in diluted earnings per share. Net income for the six months ended April 30, 2022 includes after tax non-cash pension settlement charges of $32,450, or $0.56 per diluted share, related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations. Excluding the prior year pension settlement charges, the decrease was driven primarily by a combination of lower margins; fees, severance and non-cash inventory charges associated with the CyberOptics acquisition; and higher interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $647,353 in the six months ended April 30, 2023, an increase of 1.1% from sales of $640,367 for the comparable period of 2022. The increase consisted of an organic sales increase of 4.8%, partially offset by unfavorable currency effects that decreased sales by 3.7%. The organic sales increase was driven primarily by strong demand in polymer processing product lines and consumer non-durable end markets.
Operating profit as a percentage of sales increased to 33.1% for the six months ended April 30, 2023, compared to 31.9% in the comparable period of 2022. The 1.2 percentage point improvement in operating margin was driven by favorable margins and lower selling and administrative expenses as a percentage of sales.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $320,813 in the six months ended April 30, 2023, a decrease of 3.1% from sales of $330,996 for the comparable period of 2022. The decrease consisted of an organic sales decrease of 1.5% and unfavorable

Nordson Corporation
currency effects that decreased sales by 1.6%. The organic sales decrease was driven by lower demand for the medical fluid components and fluid solutions product lines, partially offset by strong demand for medical interventional solutions product lines.
Operating profit as a percentage of sales decreased to 27.2% for the six months ended April 30, 2023, compared to 32.4% in the comparable period of 2022. The 5.2 percentage point decline in operating margin was primarily due to meaningful sales mix changes within medical product lines and related factory inefficiencies due to reduced volumes.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $292,476 in the six months ended April 30, 2023, an increase of 7.1% from sales of $273,206 for the comparable period of 2022. The increase was the result of a 12.9% increase due to an acquisition, partially offset by an organic sales volume decrease of 3.3% and unfavorable currency effects of 2.5%. The organic sales decrease was driven by lower demand in electronic dispense product lines, partially offset by stronger demand in test and inspection product lines in the Asia Pacific region.
Operating profit as a percentage of sales decreased to 14.7% for the six months ended April 30, 2023, compared to 24.7% in the comparable period of 2022. The 10.0 percentage point decline in operating margin was primarily due to fees, severance and non-cash inventory charges of $10,295 associated with the CyberOptics acquisition incurred in the first quarter of 2023 and factory inefficiencies due to reduced volumes.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and six months ended April 30, 2023 was 21.1% and 20.8% respectively, compared to 21.3% and 21.0% for the three and six months ended April 30, 2022, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $583 and $1,749, for the three months and six months ended April 30, 2023, respectively, compared to $309 and $1,424 for the three and six months ended April 30, 2022, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2023 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2022. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2023 were translated at exchange rates in effect during the same period of 2022, we estimated that sales would have been approximately $14,200 higher while costs of sales and selling and administrative expenses would have been approximately $8,800 higher. If transactions for the six months ended April 30, 2023 were translated at exchange rates in effect during the same period of 2022, we estimated that sales would have been approximately $39,000 higher while costs of sales and selling and administrative expenses would have been approximately $25,400 higher.
Financial Condition
Liquidity and Capital Resources
During the six months ended April 30, 2023, cash and cash equivalents decreased $34,384 as cash was used to fund the CyberOptics acquisition, partially offset by incremental borrowings and cash generated from operations in the period. Cash provided by operations during this period was $287,905 compared to $214,501 for the six months ended April 30, 2022. Changes in operating assets and liabilities decreased cash by $45,857 in the six months ended April 30, 2023 and decreased cash by $85,070 in the comparable period of 2022. The decrease in cash from operating assets and liabilities was due primarily to a decrease in accrued liabilities in both periods. Other improved year over year due primarily to cash inflows related to settlement of foreign exchange contracts.
Cash used in investing activities was $393,153 for the six months ended April 30, 2023, compared to $196,374 used in the comparable period of 2022. During the six months ended April 30, 2023, cash of $377,843 was used for the CyberOptics acquisition and cash of $15,349 was used for capital expenditures. During the six months ended April 30, 2022, cash of $171,613 was used for the NDC acquisition and $24,776 was used for capital expenditures.

Nordson Corporation
Cash provided by financing activities was $64,822 for the six months ended April 30, 2023, compared to $192,935 cash used in the comparable period of 2022. In the six months ended April 30, 2023, cash of $74,463 was used for dividend payments and cash of $54,365 was used for the purchase of treasury shares, compared to $59,301 and $140,466, respectively, in the comparable period of 2022. The six months ended April 30, 2023 included net borrowings of long-term debt of $184,617, used primarily to fund the acquisition of CyberOptics, compared to net repayments of $1,654 during the six months ended April 30, 2022.
The following is a summary of significant changes in balance sheet captions from October 31, 2022 to April 30, 2023. Inventories-net increased by $56,781, primarily as a result of the CyberOptics acquisition. Goodwill and intangibles increased by $279,630 and $58,600, respectively, due to the CyberOptics acquisition. Accrued liabilities decreased by $48,520 due primarily to incentive compensation payments made in the six months ended April 30, 2023, and Current maturities of long-term debt and notes payable increased principally as result of borrowings under the revolving credit facility for the CyberOptics acquisition.
We believe the combination of present and expected capital resources, cash from operations and unused financing sources, such as our credit facilities, which includes our revolving credit facility and new term loan entered in January 2023, are more than adequate to meet cash requirements for the next twelve months and for the foreseeable future thereafter. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company. We were in compliance with all debt covenants as of April 30, 2023. Refer to our Long-term debt Note in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this quarterly report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflict between Russia and Ukraine and tensions between the United States and China, acts of terror, natural disasters and pandemics, including the recent COVID-19 pandemic.
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

Nordson Corporation
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2023. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended April 30, 2023:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2023 to February 28, 2023	4,893	$214.44	4,691	$630,782
March 1, 2023 to March 31, 2023	131,692	$208.87	130,966	$603,431
April 1, 2023 to April 30, 2023	85,510	$215.96	85,276	$585,015
Total	222,095		220,933
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $585,015 of the total $1,500,000 authorized remained available for share repurchases at April 30, 2023. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

ITEM 6.	EXHIBITS

4.1	First Amendment, dated April 17, 2023, to the Third Amended and Restated Credit Agreement, dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated April 21, 2023)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2023 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at April 30, 2023 and October 31, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2023	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)