Form 10-Q
period 2023-07-31
NORDSON CORP
filed 2023-08-24
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 22, 2023:  57,014,497

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Sales	$648,677	$662,128	$1,909,319	$1,906,697
Operating costs and expenses:
Cost of sales	288,357	296,544	868,007	843,344
Selling and administrative expenses	189,324	180,666	553,590	538,602
	477,681	477,210	1,421,597	1,381,946
Operating profit	170,996	184,918	487,722	524,751
Other income (expense):
Interest expense	(12,089)	(5,737)	(32,532)	(16,748)
Interest and investment income	603	572	1,628	1,456
Other income (expense)- net	2,542	752	(2,059)	(37,720)
	(8,944)	(4,413)	(32,963)	(53,012)
Income before income taxes	162,052	180,505	454,759	471,739
Income taxes	34,161	38,694	95,044	99,885
Net income	$127,891	$141,811	$359,715	$371,854
Average common shares	56,989	57,409	57,114	57,782
Incremental common shares attributable to equity compensation	541	560	543	610
Average common shares and common share equivalents	57,530	57,969	57,657	58,392
Basic earnings per share	$2.24	$2.47	$6.30	$6.44
Diluted earnings per share	$2.22	$2.45	$6.24	$6.37
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Net income	$127,891	$141,811	$359,715	$371,854
Components of other comprehensive income (loss):
Foreign currency translation adjustments	3,455	(21,220)	79,986	(81,479)
Pension settlement adjustment, net of tax	—	—	—	32,047
Pension and other postretirement plan adjustments, net of tax	(159)	1,848	(908)	7,686
Total other comprehensive income (loss)	3,296	(19,372)	79,078	(41,746)
Total comprehensive income	$131,187	$122,439	$438,793	$330,108
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	July 31, 2023	October 31, 2022
Cash and cash equivalents	$143,138	$163,457
Receivables - net	533,793	537,313
Inventories - net	439,741	383,398
Prepaid expenses and other current assets	60,249	48,803
Total current assets	1,176,921	1,132,971
Goodwill	2,110,780	1,804,693
Intangible assets - net	350,524	329,402
Property, plant and equipment - net	350,735	353,442
Operating right of use lease assets	104,592	102,279
Deferred income taxes	12,199	10,447
Other assets	91,281	87,141
Total assets	$4,197,032	$3,820,375

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$110,643	$392,537
Accrued liabilities	169,635	206,828
Accounts payable	105,075	99,276
Customer advanced payments	95,274	92,584
Income taxes payable	26,661	22,333
Operating lease liability - current	16,809	15,738
Finance lease liability - current	4,512	4,907
Total current liabilities	528,609	834,203
Long-term debt	727,455	345,320
Operating lease liability - noncurrent	91,287	90,768
Deferred income taxes	119,734	110,781
Postretirement obligations	57,528	56,804
Pension obligations	46,782	40,551
Finance lease liability - noncurrent	10,507	11,184
Other long-term liabilities	35,324	36,389
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	660,218	626,697
Retained earnings	3,900,384	3,652,216
Accumulated other comprehensive loss	(128,704)	(207,782)
Common shares in treasury, at cost	(1,864,345)	(1,789,009)
Total shareholders' equity	2,579,806	2,294,375
Total liabilities and shareholders' equity	$4,197,032	$3,820,375
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended July 31, 2023
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	7,032	—	—	1,775	8,807
Stock-based compensation	—	7,071	—	—	—	7,071
Purchase of treasury shares	—	—	—	—	(6,875)	(6,875)
Dividends declared ($0.65 per share)	—	—	(37,199)	—	—	(37,199)
Net income	—	—	104,261	—	—	104,261
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	76,821	—	76,821
Defined benefit pension and post-retirement plan adjustments	—	—	—	(576)	—	(576)
January 31, 2023	$12,253	$640,800	$3,719,278	$(131,537)	$(1,794,109)	$2,446,685
Shares issued under company stock and employee benefit plans	—	2,632	—	—	369	3,001
Stock-based compensation	—	4,970	—	—	—	4,970
Purchase of treasury shares	—	—	—	—	(47,490)	(47,490)
Dividends declared ($0.65 per share)	—	—	(37,264)	—	—	(37,264)
Net income	—	—	127,563	—	—	127,563
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(290)	—	(290)
Defined benefit pension and post-retirement plan adjustments	—	—	—	(173)	—	(173)
April 30, 2023	$12,253	$648,402	$3,809,577	$(132,000)	$(1,841,230)	$2,497,002
Shares issued under company stock and employee benefit plans	—	5,958	—	—	683	6,641
Stock-based compensation	—	5,858	—	—	—	5,858
Purchase of treasury shares	—	—	—	—	(23,798)	(23,798)
Dividends declared ($0.65 per share)	—	—	(37,084)	—	—	(37,084)
Net income	—	—	127,891	—	—	127,891
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	3,455	—	3,455
Defined benefit pension and post-retirement plan adjustments	—	—	—	(159)	—	(159)
July 31, 2023	$12,253	$660,218	$3,900,384	$(128,704)	$(1,864,345)	$2,579,806

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended July 31, 2022
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	5,046	—	—	675	5,721
Stock-based compensation	—	8,392	—	—	—	8,392
Purchase of treasury shares	—	—	—	—	(35,002)	(35,002)
Dividends declared ($0.51 per share)	—	—	(29,724)	—	—	(29,724)
Net income	—	—	120,409	—	—	120,409
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(13,358)	—	(13,358)
Defined benefit pension and post-retirement plan adjustments	—	—	—	3,060	—	3,060
January 31, 2022	$12,253	$598,772	$3,355,712	$(186,133)	$(1,561,976)	$2,218,628
Shares issued under company stock and employee benefit plans	—	1,843	—	—	234	2,077
Stock-based compensation	—	7,394	—	—	—	7,394
Purchase of treasury shares	—	—	—	—	(105,464)	(105,464)
Dividends declared ($0.51 per share)	—	—	(29,577)	—	—	(29,577)
Net income	—	—	109,634	—	—	109,634
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(46,901)	—	(46,901)
Pension plan settlement adjustment	—	—	—	32,047	—	32,047
Defined benefit pension and post-retirement plan adjustments	—	—	—	2,778	—	2,778
April 30, 2022	$12,253	$608,009	$3,435,769	$(198,209)	$(1,667,206)	$2,190,616
Shares issued under company stock and employee benefit plans	—	940	—	—	107	1,047
Stock-based compensation	—	7,618	—	—	—	7,618
Purchase of treasury shares	—	—	—	—	(93,301)	(93,301)
Dividends declared ($0.51 per share)	—	—	(29,374)	—	—	(29,374)
Net income	—	—	141,811	—	—	141,811
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(21,220)	—	(21,220)
Defined benefit pension and post-retirement plan adjustments	—	—	—	1,848	—	1,848
July 31, 2022	$12,253	$616,567	$3,548,206	$(217,581)	$(1,760,400)	$2,199,045
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended
Cash flows from operating activities:	July 31, 2023	July 31, 2022
Net income	$359,715	$371,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,637	75,242
Non-cash stock compensation	17,067	23,404
Deferred income taxes	(930)	(11,094)
Other non-cash expense	762	43,325
Loss on sale of property, plant and equipment	1,624	(707)
Changes in operating assets and liabilities	19,197	(162,333)
Net cash provided by operating activities	478,072	339,691
Cash flows from investing activities:
Additions to property, plant and equipment	(24,244)	(39,373)
Proceeds from sale of property, plant and equipment	91	415
Acquisition of business, net of cash acquired	(377,843)	(171,613)
Net cash used in investing activities	(401,996)	(210,571)
Cash flows from financing activities:
Proceeds from long-term debt	1,279,151	63,067
Repayment of long-term debt	(1,205,195)	(40,162)
Repayment of finance lease obligations	(4,769)	(3,726)
Issuance of common shares	18,449	8,845
Purchase of treasury shares	(78,163)	(233,767)
Dividends paid	(111,547)	(88,675)
Net cash used in financing activities	(102,074)	(294,418)

Effect of exchange rate changes on cash	5,679	(5,937)
Decrease in cash and cash equivalents	(20,319)	(171,235)
Cash and cash equivalents at beginning of period	163,457	299,972
Cash and cash equivalents at end of period	$143,138	$128,737
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2023
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2022.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of July 31, 2023 and 2022 were not material.
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
As control transfers over time, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on July 31, 2023 and October 31, 2022. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at July 31, 2023 and October 31, 2022.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended July 31, 2023 and 2022 were 138 and 76, respectively. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2023 and 2022 were 141 and 79, respectively.
Recently issued accounting standards
There have been no new accounting standards issued which would require either disclosure or adoption during the current periods.
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
2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries (ARAG Group or ARAG) pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP (Capvis), DRIP Co-Investment (DRIP), and certain individuals (the Individual Sellers, and together with Capvis and DRIP, collectively, the Sellers). ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG will operate as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the Term Facility). The Term Facility has a 364-day term and matures in August 2024, and loans under the facility bear interest at a eurocurrency rate plus an applicable margin that will range from 1.1250% to 1.625% based on the Company’s Leverage Ratio (as defined in the term loan credit agreement and calculated on a consolidated net debt basis). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using the Term Facility and Revolving Facility. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.
On November 3, 2022, we acquired 100% of CyberOptics Corporation (CyberOptics). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $279,630 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over fifteen years), $14,600 of technology (amortized over seven years), and $28,800 of customer contracts (amortized over twelve years). The results of CyberOptics are not material to our Consolidated Financial Statements. As of July 31, 2023, the purchase price allocation remains preliminary as we complete our assessment of intangibles and income taxes.

Nordson Corporation
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
Accounts receivable are net of an allowance for credit losses of $8,076 and $8,218 on July 31, 2023 and October 31, 2022, respectively. Provision losses related to allowance for credit losses of $410 and provision income of $239 was recorded for the three and nine months ended July 31, 2023, respectively, compared to provision expense of $788 and $1,439 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	July 31, 2023	October 31, 2022
Finished goods	$234,690	$218,491
Raw materials and component parts	200,475	157,447
Work-in-process	62,856	53,195
	498,021	429,133
Obsolescence and other reserves	(58,280)	(45,735)
	$439,741	$383,398
See Acquisitions Note for inventory increase attributable to acquisition of CyberOptics.

Nordson Corporation
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	July 31, 2023	October 31, 2022
Land	$9,856	$9,278
Land improvements	5,033	4,979
Buildings	282,260	271,450
Machinery and equipment	536,215	505,343
Enterprise management system	52,938	52,513
Construction-in-progress	20,130	31,466
Leased property under finance leases	28,047	27,512
	934,479	902,541
Accumulated depreciation and amortization	(583,744)	(549,099)
	$350,735	$353,442
Depreciation expense was $13,180 and $12,178 for the three months ended July 31, 2023 and 2022, respectively. Depreciation expense was $38,798 and $36,876 for the nine months ended July 31, 2023 and 2022, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the nine months ended July 31, 2023 by operating segment were as follows:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Solutions	Total
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693
Acquisitions	—	—	279,630	279,630
Currency effect	4,744	3,869	17,844	26,457
Balance at July 31, 2023	$524,980	$1,175,938	$409,862	$2,110,780
The increase in goodwill for the nine months ended July 31, 2023 was due to the acquisition of CyberOptics. See Acquisitions Note for additional details.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	July 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$517,147	$282,598	$234,549
Patent/technology costs	176,396	109,783	66,613
Trade name	99,413	50,673	48,740
Non-compete agreements	10,559	9,937	622
Other	143	143	—
Total	$803,658	$453,134	$350,524

	October 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,058	$250,798	$229,260
Patent/technology costs	157,549	96,426	61,123
Trade name	82,759	44,707	38,052
Non-compete agreements	10,253	9,290	963
Other	446	442	4
Total	$731,065	$401,663	$329,402
Amortization expense for the three months ended July 31, 2023 and 2022 was $13,922 and $12,709, respectively. Amortization expense for the nine months ended July 31, 2023 and 2022 was $41,839 and $38,366, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of CyberOptics.
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

Nordson Corporation
The components of net periodic pension and other postretirement cost for the three and nine months ended July 31, 2023 and 2022 were:

	U.S.		International
Three Months Ended	2023	2022	2023	2022
Service cost	$2,744	$3,423	$281	$423
Interest cost	4,176	3,322	642	272
Expected return on plan assets	(6,529)	(5,692)	(392)	(347)
Amortization of prior service cost (credit)	—	12	(13)	(13)
Amortization of net actuarial loss	—	1,197	20	558
Total benefit cost	$391	$2,262	$538	$893

	U.S.		International
Nine Months Ended	2023	2022	2023	2022
Service cost	$8,233	$13,338	$838	$1,343
Interest cost	12,526	11,146	1,887	861
Expected return on plan assets	(19,587)	(22,082)	(1,151)	(1,109)
Amortization of prior service cost (credit)	—	36	(38)	(43)
Amortization of net actuarial loss	—	6,282	61	1,758
Settlement loss	—	41,221	—	—
Total benefit cost	$1,172	$49,941	$1,597	$2,810
The components of other postretirement benefit costs for the three and nine months ended July 31, 2023 and 2022 were:

	U.S.		International
Three Months Ended	2023	2022	2023	2022
Service cost	$100	$172	$1	$3
Interest cost	766	481	3	3
Amortization of net actuarial (gain) loss	—	244	(16)	(12)
Total benefit cost (income)	$866	$897	$(12)	$(6)

	U.S.		International
Nine Months Ended	2023	2022	2023	2022
Service cost	$299	$515	$4	$9
Interest cost	2,297	1,443	8	10
Amortization of net actuarial (gain) loss	—	733	(47)	(37)
Total benefit cost (income)	$2,596	$2,691	$(35)	$(18)
The components of net periodic pension and other postretirement cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current periods. The effective tax rate for the three months ended July 31, 2023 and 2022 was 21.1% and 21.4%, respectively. The effective tax rate for the nine months ended July 31, 2023 and 2022 was 20.9% and 21.2%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $996 and $2,745 for the three months and nine months ended July 31, 2023, respectively, compared to $115 and $1,539 for the three and nine months ended July 31, 2022, respectively.

Nordson Corporation
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2022	$(160,046)	$(47,736)	$(207,782)
Pension and other postretirement plan adjustments, net of tax of ($305)	—	(908)	(908)
Foreign currency translation adjustments (a)	79,986	—	79,986
Balance at July 31, 2023	$(80,060)	$(48,644)	$(128,704)
(a) Includes a net loss of $3,672, net of tax of $1,097, on net investment hedges.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the 2021 Plan) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the 2012 Plan). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of July 31, 2023, a total of 2,012 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25% per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,697 and $4,982 for the three month and nine months ended July 31, 2023, respectively, compared to $1,580 and $5,743 for the three and nine months ended July 31, 2022, respectively.
The following table summarizes activity related to stock options for the nine months ended July 31, 2023:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2022	1,187	$141.82
Granted	80	239.44
Exercised	(163)	115.67
Forfeited or expired	(10)	206.93
Outstanding at July 31, 2023	1,094	$151.09	$111,165	5.1 years
Expected to vest	245	$214.42	$10,006	7.5 years
Exercisable at July 31, 2023	846	$132.58	$101,014	4.4 years
As of July 31, 2023, there was $7,013 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.7 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended	July 31, 2023			July 31, 2022
Expected volatility	30.4%	-	31.8%	30.6%	-	30.8%
Expected dividend yield	1.12%	-	1.27%	0.76%	-	0.76%
Risk-free interest rate	3.79%	-	4.21%	1.36%	-	1.47%
Expected life of the option (in years)	5.0	-	6.2	5.3	-	6.2
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
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2023 and 2022 was $77.99 and $79.03, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2023 and 2022 was $7,741 and $1,052, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2023 and 2022 was $19,873 and $10,418, respectively.
Cash received from the exercise of stock options for the nine months ended July 31, 2023 and 2022 was $18,449 and $8,845, respectively.
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
The following table summarizes activity related to restricted shares during the nine months ended July 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Restricted shares at October 31, 2022	6	$167.99
Vested	(6)	167.99
Restricted shares at July 31, 2023	—	$—
As of July 31, 2023, there was no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares during the three months ended July 31, 2023 and 2022 was $73 and $243, respectively, which included common share dividends of $2 and $4, respectively. For the nine months ended July 31, 2023 and 2022, the amounts charged to expense related to restricted shares were $336 and $856, respectively, which included common shares dividends of $5 and $14, respectively.

Nordson Corporation
The following table summarizes activity related to restricted share units during the nine months ended July 31, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2022	81	$223.77
Granted	39	237.18
Forfeited	(5)	241.37
Vested	(45)	219.06
Restricted share units at July 31, 2023	70	$232.88
As of July 31, 2023, there was $10,080 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.8 years. The amount charged to expense related to restricted share units during each of the three months ended July 31, 2023 and 2022 was $2,152 and $2,154, respectively, compared to $6,658 and $6,246 for the nine months ended July 31, 2023 and 2022, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $231.34, $211.25 and $214.51 in 2023, and $260.60, $273.50 and $221.94 for 2022. The amount charged to expense related to performance awards for the three months ended July 31, 2023 and 2022 was $1,831 and $3,555, respectively, compared to charges of $4,785 and $10,296 for the nine months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, there was $7,947 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100% of their base pay and cash incentive compensation, and for executive officers, up to 90% of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2023 and 2022 was $30 and $17, respectively, compared to $77 and $53 for the nine months ended July 31, 2023 and 2022, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2022	90	$77.70
Distributions	(13)	52.50
Outstanding at July 31, 2023	78	$84.02
The amount charged to expense related to director deferred compensation for the three months ended July 31, 2023 and 2022 was $76 and $73, respectively, compared to $234 and $224 for the nine months ended July 31, 2023 and 2022, respectively.

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
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Beginning balance at October 31	$11,723	$11,113
Accruals for warranties	14,938	12,496
Warranty payments	(12,939)	(10,704)
Currency effect	566	(676)
Ending balance	$14,288	$12,229
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
July 31, 2023
Net external sales	$338,257	$170,871	$139,549	$—	$648,677
Operating profit (loss)	115,346	54,019	27,083	(25,452)	170,996
July 31, 2022
Net external sales	$341,215	$177,840	$143,073	$—	$662,128
Operating profit (loss)	119,706	58,103	28,155	(21,046)	184,918

Nine Months Ended
July 31, 2023
Net external sales	$985,610	$491,683	$432,026	$—	$1,909,319
Operating profit (loss)	329,439	141,326	70,136	(53,179)	487,722
July 31, 2022
Net external sales	$981,582	$508,836	$416,279	$—	$1,906,697
Operating profit (loss)	324,089	165,510	95,533	(60,381)	524,751
We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Americas	$290,515	$279,205	$834,125	$792,859
Europe	167,536	151,659	498,379	479,900
Asia Pacific	190,626	231,264	576,815	633,938
Total net external sales	$648,677	$662,128	$1,909,319	$1,906,697
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$9,608	$—	$9,608	$—
Net investment contracts (b)	3,036	—	3,036	—
Total assets at fair value	$12,644	$—	$12,644	$—

Liabilities:
Deferred compensation plans (c)	$10,636	$—	$10,636	$—
Foreign currency forward contracts (a)	4,209	—	4,209	—
Net investment contracts (b)	4,601	—	4,601	—
Total liabilities at fair value	$19,446	$—	$19,446	$—

Nordson Corporation

October 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,035	$—	$5,035	$—
Total assets at fair value	$5,035	$—	$5,035	$—
Liabilities:
Deferred compensation plans (b)	$9,076	$—	$9,076	$—
Foreign currency forward contracts (a)	11,724	—	11,724	—
Total liabilities at fair value	$20,800	$—	$20,800	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The notional amount of our net investment hedge contracts as of July 31, 2023 was $385,000.
(c)Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables, and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	July 31, 2023
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$838,098	$836,098
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
For the three months ended July 31, 2023, we recognized a net loss of $93 on foreign currency forward contracts and a net loss of $885 from the change in fair value of balance sheet positions. For the three months ended July 31, 2022, we recognized a net gain of $15,181 on foreign currency forward contracts and a net loss of $14,436 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2023, we recognized a net gain of $12,086 on foreign currency forward contracts and a net loss of $19,710 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2022, we recognized a net gain of $2,503 on foreign currency forward contracts and a net loss of $394 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2023 and 2022:

July 31, 2023 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$95,064	$194,850
British pound	20,489	132,956
Japanese yen	23,195	17,908
Mexican Peso	3,227	28,158
Hong Kong dollar	2,080	7,265
Singapore dollar	60	19,817
Australian dollar	—	9,236
Taiwan Dollar	—	8,000
Others	2,602	71,830
Total	$146,717	$490,020

July 31, 2022 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$88,275	$333,285
British pound	36,779	78,942
Japanese yen	16,688	37,163
Hong Kong dollar	—	67,341
Singapore dollar	378	18,025
Australian dollar	278	9,426
Others	26,012	98,113
Total	$168,410	$642,295
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and nine months ended July 31, 2023 and 2022, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
During the second quarter of 2023, the Company designated €180,000 of borrowings as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. On June 30, 2023, the hedge was terminated. Any increase or decrease related to the remeasurement of the €180,000 borrowing into U.S. dollars was recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet. A gain of $1,144, net of tax, and a loss of $2,467, net of tax, was recorded on these net investment hedges for the three and nine months ended July 31, 2023, respectively.
During the quarter ended July 31, 2023, the Company entered into various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar and Chinese Yuan which were designated as a hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A loss of $1,205, net of tax, was recorded for both the three and nine months ended July 31, 2023.

Nordson Corporation
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Consolidated Balance Sheets as of July 31, 2023:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$2,977	$59	$841	$3,760
Long-term debt
A summary of long-term debt is as follows:

	July 31, 2023	October 31, 2022
Revolving credit agreement, due 2028	$200,000	$—
Senior notes, due 2023-2025	32,000	55,500
Senior notes, due 2023-2027	54,286	71,429
Senior notes, due 2023-2030	260,000	350,000
Term loan due 2026	300,000	—
Euro Loan	—	261,893
	846,286	738,822
Less current maturities and notes payable	110,643	392,537
Less unamortized debt issuance costs	8,188	965
Long-term maturities	$727,455	$345,320
Revolving credit agreement, due 2028 — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). The Company borrowed and has outstanding $300,000 on the Term Loan Facility on June 6, 2023. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) RFR, as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at July 31, 2023 was 6.00%.
Revolving credit agreement, due 2024 — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility had a five-year term expiring in April 2024 and included a $75,000 subfacility for swing-line loans. On April 17, 2023, we entered into an amendment to, among other things, replace LIBOR with SOFR, EURIBOR, SONIA and TIBOR for U.S. Dollar, Euro, British Pound Sterling and Japanese Yen borrowings, respectively. On June 6, 2023, this credit agreement was terminated and replaced by the New Credit Agreement.
Senior notes, due 2023-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 1.25 years. The weighted-average interest rate at July 31, 2023 was 3.10%.
Senior notes, due 2023-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 2.23 years. The weighted-average interest rate at July 31, 2023 was 3.11%.
Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 3.13 years. The weighted-average interest rate at July 31, 2023 was 3.97%.
Euro loan — The euro term loan facility with Bank of America Merrill Lynch International Limited was due in March 2023 and was repaid.
We were in compliance with all covenants at July 31, 2023, and the amount we could borrow would not have been limited by any debt covenants.

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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the Site) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of July 31, 2023 and October 31, 2022, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $266 and $266, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Subsequent Event
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries (ARAG Group or ARAG) pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP (Capvis), DRIP Co-Investment (DRIP), and certain individuals (the Individual Sellers, and together with Capvis and DRIP, collectively, the Sellers). ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG will operate as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the Term Facility). The Term Facility has a 364-day term and matures in August 2024, and loans under the facility bear interest at a eurocurrency rate plus an applicable margin that will range from 1.1250% to 1.625% based on the Company’s Leverage Ratio (as defined in the term loan credit agreement and calculated on a consolidated net debt basis). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using the Term Facility and Revolving Facility. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.

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
Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries (ARAG Group or ARAG) pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP (Capvis), DRIP Co-Investment (DRIP), and certain individuals (the Individual Sellers, and together with Capvis and DRIP, collectively, the Sellers). ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG will operate as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the Term Facility). The Term Facility has a 364-day term and matures in August 2024, and loans under the facility bear interest at a eurocurrency rate plus an applicable margin that will range from 1.1250% to 1.625% based on the Company’s Leverage Ratio (as defined in the term loan credit agreement and calculated on a consolidated net debt basis). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using the Term Facility and Revolving Facility. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.
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

Nordson Corporation
Results of Operations
Three months ended July 31, 2023
Worldwide sales for the three months ended July 31, 2023, were $648,677, a decrease of 2.0% from sales of $662,128 for the comparable period of 2022. The decrease consisted of a 4.5% decrease in organic sales, which was partially offset by a 2.4% increase due to an acquisition and a favorable effect from currency translation of 0.1%. The organic sales decrease was driven by ongoing pressure in electronics, primarily semiconductor dispense applications, and biopharma end markets, offset by strong growth in medical interventional solutions and polymer processing product lines.
In the Americas region, sales were $290,515 for the three months ended July 31, 2023, an increase of 4.1% from the comparable period of 2022, consisting of an organic sales increase of 2.2%, an increase due to an acquisition of 1.2%, and favorable currency effects of 0.7%. In the Asia Pacific region, sales were $190,626, a decrease of 17.6% from the comparable period of 2022, consisting of an organic sales decrease of 20.0% and unfavorable currency effects of 1.9%, partially offset by a 4.3% increase due to an acquisition. In Europe, sales were $167,536, an increase of 10.5% from the comparable period of 2022, consisting of an organic sales increase of 5.7%, favorable currency effects of 3.4%, and a 1.4% increase due to an acquisition.
Cost of sales for the three months ended July 31, 2023 were $288,357, down from $296,544 in the comparable period of 2022. Gross profit, expressed as a percentage of sales, increased to 55.5% from 55.2% in the comparable period of 2022. The 0.3 improvement was primarily driven by improved manufacturing efficiency and price realization offset by severance-related cost structure simplification actions.
Selling and administrative expenses for the three months ended July 31, 2023 were $189,324, up from $180,666 in the comparable period of 2022. The 4.8% increase was primarily driven by the first-year effect of an acquisition and related acquisition costs, partially offset by lower base business and incentive costs.
Operating profit decreased to $170,996 for the three months ended July 31, 2023, compared to $184,918 in the comparable period of 2022. Operating profit as a percentage of sales decreased to 26.4% for the three months ended July 31, 2023, compared to 27.9% in the comparable period of 2022. The 1.5 percentage point decline in operating margin was primarily driven by lower sales volume and acquisition related costs.
Interest expense for the three months ended July 31, 2023 was $12,089, compared to $5,737 in the comparable period of 2022. The increase, compared to the prior year period, was primarily due to higher average debt levels, partially due to the CyberOptics acquisition, as well as increases in interest rates. Other income was $2,542 compared to $752 in the comparable period of 2022. Included in 2023 other income were pension and postretirement income of $1,343 and $886 of foreign currency losses. Included in 2022 other expense were pension and postretirement costs of $25 and $745 in foreign currency gains.
Net income for the three months ended July 31, 2023 was $127,891, or $2.22 per diluted share, compared to $141,811, or $2.45 per diluted share, in the same period of 2022. This represents a 9.8% decrease in net income, and a 9.4% decrease in diluted earnings per share. The decrease in income was driven by lower operating profit and increased interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $338,257 in the three months ended July 31, 2023, a decrease of 0.9% from sales of $341,215 for the comparable period of 2022. The decrease consisted of an organic sales decrease of 1.5%, which was partially offset by favorable currency effects of 0.6%. The organic sales decrease was driven primarily by our product assembly and nonwovens product lines in Asia Pacific, partially offset by continued strength in the polymer processing product lines.
Operating profit as a percentage of sales decreased to 34.1% for the three months ended July 31, 2023, compared to 35.1% in the comparable period of 2022. The 1.0 percentage point decline in operating margin was primarily driven by lower sales volume and unfavorable sales mix.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $170,871 in the three months ended July 31, 2023, a decrease of 3.9% from sales of $177,840 for the comparable period of 2022. The decrease consisted of an organic sales decrease of 3.9%, which was driven by continued softness in the medical fluid components and fluid solutions product lines, partially offset by strong double-digit demand for medical interventional solutions product lines.
Operating profit as a percentage of sales decreased to 31.6% for the three months ended July 31, 2023, compared to 32.7% in the comparable period of 2022. The 1.1 percentage point decline in operating margin was primarily due to lower sales volume and sales mix changes within medical product lines.

Nordson Corporation
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $139,549 in the three months ended July 31, 2023, a decrease of 2.5% from sales of $143,073 for the comparable period of 2022. The decrease consisted of an organic sales decrease of 12.8% and unfavorable currency effects of 0.4%, partially offset by a 10.7% increase due to an acquisition. The organic sales decrease was driven by electronics dispense products serving semiconductor end markets, predominantly in Asia Pacific, slightly offset by continued growth in test and inspection product lines.
Operating profit as a percentage of sales decreased to 19.4% for the three months ended July 31, 2023, compared to 19.7% in the comparable period of 2022. The 0.3 percentage point decline in operating margin was driven by severance costs, partially offset by favorable sales mix and realization of cost savings actions.
Nine months ended July 31, 2023
Worldwide sales for the nine months ended July 31, 2023 were $1,909,319, an increase of 0.1% from sales of $1,906,697 for the comparable period of 2022. The increase consisted of a 2.6% increase due to an acquisition, substantially offset by unfavorable currency translation effects of 1.8% and a 0.7% decrease in organic sales volume. Strength in the polymer processing and medical interventional solutions product lines was offset by weakness in the electronic dispense, fluid solutions, and medical fluid components product lines.
In the Americas region, sales were $834,125 for the nine months ended July 31, 2023, an increase of 5.2% from the comparable period of 2022, consisting of an organic sales increase of 3.2%, an increase due to an acquisition of 1.9%, and a favorable effect from currency translation of 0.1%. In the Asia Pacific region, sales were $576,815, a decrease of 9.0% from the comparable period of 2022, consisting of an organic sales decrease of 9.7% and a 3.7% decrease from unfavorable currency translation effects, partially offset by a 4.4% increase due to an acquisition. In Europe, sales were $498,379, an increase of 3.9% from the comparable period of 2022, consisting of an organic sales increase of 4.3% and a 1.6% increase due to an acquisition, partially offset by unfavorable currency effects of 2.0%.
Cost of sales for the nine months ended July 31, 2023 were $868,007, up from $843,344 in the comparable period of 2022. Gross profit, expressed as a percentage of sales, decreased to 54.5% from 55.8% in the comparable period of 2022. The 1.3 percentage point decrease in gross margin was driven by reduced manufacturing efficiency and severance in sites dealing with meaningful volume decreases and incremental inventory step-up amortization of $2,743 incurred in the first quarter of 2023 compared to 2022.
Selling and administrative expenses for the nine months ended July 31, 2023 were $553,590, up from $538,602 in the comparable period of 2022. The 2.8% increase was primarily driven by the first-year effect of an acquisition and acquisition related costs, partially offset by favorable currency translation effects and lower incentive costs.
Operating profit decreased to $487,722 for the nine months ended July 31, 2023, compared to $524,751 in the comparable period of 2022. Operating profit as a percentage of sales decreased to 25.5% for the nine months ended July 31, 2023, compared to 27.5% in the comparable period of 2022. The 2.0 percentage point decline in operating margin was primarily driven by unfavorable sales mix, and a combination of fees, severance, and non-cash inventory charges associated with the CyberOptics and ARAG Group acquisitions.
Interest expense for the nine months ended July 31, 2023 was $32,532, compared to $16,748 in the comparable period of 2022. The increase, compared to the prior year period, was primarily due to higher average debt levels, partially due to the CyberOptics acquisition, as well as increases in interest rates. Other expense was $2,059 compared to $37,720 in the comparable period of 2022. Included in 2023 other expense were pension income of $4,044 and $7,625 in foreign currency losses. Included in 2022 other expense were non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations, other pension and postretirement income of $1,002 and $2,109 in foreign currency gains.
Net income for the nine months ended July 31, 2023 was $359,715, or $6.24 per diluted share, compared to $371,854, or $6.37 per diluted share, in the same period of 2022. This represents a 3.3% decrease in net income, and a 2.0% decrease in diluted earnings per share. Net income for the nine months ended July 31, 2022 included after tax non-cash pension settlement charges of $32,450, or $0.56 per diluted share, related to the purchase of an annuity contract to relieve the Company of certain pension benefit obligations. Excluding the prior year pension settlement charges, the decrease was driven primarily by a combination of lower margins; fees, severance and non-cash inventory charges associated with the CyberOptics and ARAG Group acquisitions and higher interest expense.

Nordson Corporation
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $985,610 in the nine months ended July 31, 2023, an increase of 0.4% from sales of $981,582 for the comparable period of 2022. The increase consisted of an organic sales increase of 2.6%, partially offset by unfavorable currency effects that decreased sales by 2.2%. The organic sales increase was driven primarily by strong demand in polymer processing product lines.
Operating profit as a percentage of sales increased to 33.4% for the nine months ended July 31, 2023, compared to 33.0% in the comparable period of 2022. The 0.4 percentage point improvement in operating margin was primarily due to non-recurring inventory step-up amortization incurred in the first quarter of 2022 compared to 2023.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $491,683 in the nine months ended July 31, 2023, a decrease of 3.4% from sales of $508,836 for the comparable period of 2022. The decrease consisted of an organic sales decrease of 2.4% and unfavorable currency effects that decreased sales by 1.0%. The organic sales decrease was driven by lower demand for the medical fluid components and fluid solutions product lines, partially offset by strong demand for medical interventional solutions product lines.
Operating profit as a percentage of sales decreased to 28.7% for the nine months ended July 31, 2023, compared to 32.5% in the comparable period of 2022. The 3.8 percentage point decline in operating margin was primarily due to meaningful sales mix changes within medical product lines and related factory inefficiencies due to reduced volumes.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $432,026 in the nine months ended July 31, 2023, an increase of 3.8% from sales of $416,279 for the comparable period of 2022. The increase was the result of a 12.2% increase due to an acquisition, partially offset by an organic sales volume decrease of 6.6% and unfavorable currency effects of 1.8%. The organic sales decrease was driven by lower demand in electronic dispense product lines, partially offset by stronger demand in test and inspection product lines.
Operating profit as a percentage of sales decreased to 16.2% for the nine months ended July 31, 2023, compared to 22.9% in the comparable period of 2022. The 6.7 percentage point decline in operating margin was primarily due to fees, severance and non-cash inventory charges of $10,295 associated with the CyberOptics acquisition incurred in the first quarter of 2023 and factory inefficiencies due to reduced volumes.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and nine months ended July 31, 2023 was 21.1% and 20.9%, respectively, compared to 21.4% and 21.2% for the three and nine months ended July 31, 2022, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $996 and $2,745 for the three months and nine months ended July 31, 2023, respectively, compared to $115 and $1,539 for the three and nine months ended July 31, 2022, respectively.
Foreign Currency Effects
In the aggregate, average exchange rates for 2023 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2022. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2023 were translated at exchange rates in effect during the same period of 2022, we estimated that sales would have been approximately $4,000 lower while costs of sales and selling and administrative expenses would have been approximately $3,000 lower. If transactions for the nine months ended July 31, 2023 were translated at exchange rates in effect during the same period of 2022, we estimated that sales would have been approximately $35,000 higher while costs of sales and selling and administrative expenses would have been approximately $23,000 higher.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
During the nine months ended July 31, 2023, cash and cash equivalents decreased $20,319. Cash provided by operations during this period was $478,072 compared to $339,691 for the nine months ended July 31, 2022. Changes in operating assets and liabilities increased cash by $19,197 in the nine months ended July 31, 2023 and decreased cash by $162,333 in the comparable period of 2022, driven primarily by improvements in accounts receivable and inventory, as well as cash inflows related to settlement of foreign exchange contracts.
Cash used in investing activities was $401,996 for the nine months ended July 31, 2023, compared to $210,571 used in the comparable period of 2022. During the nine months ended July 31, 2023, cash of $377,843 was used for the CyberOptics acquisition and cash of $24,244 was used for capital expenditures. During the nine months ended July 31, 2022, cash of $171,613 was used for the NDC acquisition and $39,373 was used for capital expenditures.
Cash used in financing activities was $102,074 for the nine months ended July 31, 2023, compared to $294,418 in the comparable period of 2022. In the nine months ended July 31, 2023, cash of $111,547 was used for dividend payments and cash of $78,163 was used for the purchase of treasury shares, versus $88,675 and $233,767, respectively, in the comparable period of 2022. The nine months ended July 31, 2023 included net borrowings of long-term debt of $73,956, used primarily to fund the acquisition of CyberOptics, compared to net borrowings of $22,905 during the nine months ended July 31, 2022.
The following is a summary of significant changes in balance sheet captions from October 31, 2022 to July 31, 2023. Inventories-net increased by $56,343, primarily as a result of the CyberOptics acquisition. Goodwill and intangibles increased by $279,630 and $58,600, respectively, due to the CyberOptics acquisition. Accrued liabilities decreased by $37,193 due primarily to incentive compensation payments made in the nine months ended July 31, 2023, and long-term debt increased principally as result of refinancing activities completed in 2023.
We believe the combination of present and expected capital resources, cash from operations and unused financing sources, such as our credit facilities, which includes our revolving credit agreement entered in June 2023 and the 364-day term loan facility utilized to fund the ARAG Group acquisition, are more than adequate to meet cash requirements for the next twelve months and for the foreseeable future thereafter. There are no significant restrictions limiting the transfer of funds from international subsidiaries to the parent Company. We were in compliance with all debt covenants as of July 31, 2023. Refer to our Long-term debt and Subsequent Event Notes in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding and Term Facility.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this quarterly report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of CyberOptics and ARAG; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflict between Russia and Ukraine and tensions between the United States and China, acts of terror, natural disasters and pandemics, including the recent COVID-19 pandemic.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (President and Chief Executive Officer) and principal financial officer (Executive Vice President, Chief Financial Officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2023. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies Note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended July 31, 2023:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2023 to May 31, 2023	99,982	$216.65	99,823	$563,389
June 1, 2023 to June 30, 2023	7,717	$218.53	7,455	$561,762
July 1, 2023 to July 31, 2023	905	$240.73	—	$561,762
Total	108,604		107,278
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $561,762 of the total $1,500,000 authorized remained available for share repurchases at July 31, 2023. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.
ITEM 5. OTHER INFORMATION
On June 30, 2023, Stephen P. Lovass, an Executive Vice President of the Company, adopted a trading arrangement for the sale of the Company’s common shares (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Lovass’s Rule 10b5-1 Trading Plan, which expires no later than March 28, 2024, provides for the sale of up to 6,898 common shares pursuant to the terms of the Rule 10b5-1 Trading Plan.

Nordson Corporation

ITEM 6.	EXHIBITS

4.1	Credit Agreement, dated as of June 6, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, Wells Fargo Bank, National Association, as Agent, and Wells Fargo Securities, LLC, BofA Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, and various financial institutions named therein as lenders. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 6, 2023)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2023 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2023 and 2022, (iii) the Consolidated Balance Sheets at July 31, 2023 and October 31, 2022, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2023	Nordson Corporation

By: /s/ Joseph P. Kelley
Joseph P. Kelley
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)