Form 10-K
period 2023-10-31
NORDSON CORP
filed 2023-12-20
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 28, 2023 was approximately $12,317,362,580.
There were 57,016,026 Common Shares outstanding as of November 30, 2023.
Documents incorporated by reference:
Portions of the Proxy Statement for the 2024 Annual Meeting - Part III of the Form 10-K

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
Item 1.  Business
General Description of Business
Nordson is an innovative precision technology company that leverages a scalable growth framework to deliver top tier growth with leading margins and returns. We engineer, manufacture and market differentiated products and systems used for precision dispensing, applying and controlling of adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces and various medical products such as: catheters, cannulas, medical balloons and medical tubing. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, electronics, medical, appliances, energy, transportation, precision agriculture, building and construction, and general product assembly and finishing.
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 66 percent of our revenues were generated outside the United States in 2023.
We have 7,900 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
ARAG Acquisition
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP ("Capvis"), DRIP Co-Investment ("DRIP"), and certain individuals (together with Capvis and DRIP, collectively, the "Sellers"). ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the “364-Day Term Loan Facility”). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility.
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
In 2021, we launched the Ascend strategy, which is designed to deliver top tier revenue growth with leading margins and returns. Ascend is driven by three interconnected pillars: the NBS ("Nordson Business System") Next growth framework; Owner Mindset, our division-led organizational structure; and Winning Teams, our talent strategy. These three pillars are built upon the foundation of what makes Nordson special: our culture and our values.
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
Nordson Corporation 4

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
We are an equal opportunity employer.
At Nordson, we have a long and proud history of investing in the communities where we live and work. We are committed to contributing approximately five percent of domestic pretax earnings to education, human welfare services and other charitable activities, particularly in communities where we have significant operations. Through the Nordson Corporation Foundation (the “Foundation”), we give back by providing grants to nonprofits in communities where we have facilities employing approximately 100 people. In recent years, we have extended our reach internationally, with giving programs in 11 international locations. In 2022, we also expanded our Matching Gifts program internationally, which further expands our culture of giving around the world. Since 1989, we have donated more than $162 million to communities where we live and work. In addition, our employees volunteered more than 109,000 hours through our Time ‘N Talent and Dollars for Doers programs.
Principal Products and Uses
We are a diversified precision technology company that engineers, manufactures and markets differentiated products and systems used to dispense, apply and control adhesives, coatings, polymers, sealants, biomaterials, medical components, and other fluids, to test and inspect for quality, and to treat and cure surfaces. Our precision technology can be found in manufacturing facilities around the world producing a wide range of goods for consumer durable, consumer non-durable, medical and technology end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.
We market our products globally, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials. We serve a broad customer base, both in terms of industries and geographic regions. In 2023, no single customer accounted for ten percent or more of sales.
The following is a summary of the product lines and markets served by our operating segments:
Industrial Precision Solutions
This segment delivers proprietary dispensing and material processing technology, as well as measurement, inspection and control solutions to diverse end markets. Product line specific solutions reduce material consumption, increase line efficiency and enhance product quality and appearance. Technologies are used for processing polymers, inspection and measurement of food, tubing and films and dispensing adhesives, coatings, sealants and other materials. This segment primarily serves the consumer durables, non-durables, agriculture and industrial markets.
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
Nordson Corporation 5

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
•Precision Agriculture – On August 24, 2023, we acquired ARAG Group, a global market and innovation leader in precision agriculture spraying solutions. Its portfolio consists of three key product families: fluid components, such as nozzles, pumps and filters; smart components that measure and control the flow, quantity and location of dispensed fluid; and control systems that provide a greater variety of input and functionality to the customer. This broad product portfolio is supported by differentiated software and data capabilities.
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
Manufacturing, Raw Materials and Other Resources
Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Michigan, Minnesota, Pennsylvania, Rhode Island, Tennessee and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
Nordson Corporation 6

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
Natural gas, electricity, and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.
Over the last year, we have seen a stabilization of the global supply chain and improved lead times. We enhanced our risk mitigation and sourcing efforts as a result of the COVID-19 pandemic and geopolitical tensions. Logistics flows have improved, and global forwarding rates have returned to pre-pandemic levels. We continue to see moderate rate increases on parcel and domestic trucking activity.
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
Compliance with Governmental Regulations
Our global operations are subject to a variety of federal, state, local and international laws, regulations and compliance obligations relating to the manufacturing, designing and servicing of highly complex products and solutions. Examples of such
Nordson Corporation 7

regulations, include, but are not limited to, import and export controls, data privacy, environmental, product safety, corruption, bribery, employment and labor. To support our policy of compliance in every jurisdiction we do business, we have robust internal controls, quality management systems, and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits and risk assessments, as well as an ethics helpline reporting system. The following describes certain significant regulations that may impact our business. For additional information about the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
We transact with customers and suppliers in numerous geographies around the world and are required to comply with U.S. and non-U.S. import, export and sanctions laws (collectively “Trade Laws”). We have developed compliance programs and training to prevent violations of Trade Laws, and we regularly monitor and adjust our programs and training to reflect changes in Trade Laws or changes in our business. Geopolitical events may result in changes to Trade Laws that may impact our ability to transact business involving certain countries, certain items or certain counterparties, or may impose additional costs or complexity relating to tariffs, taxes, duties or adjustments to our compliance programs, training, or personnel requirements.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. The risk of data privacy breaches cannot be entirely eliminated, creating risks of fines and penalties. Additionally, privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation ("GDPR"), and the California Consumer Privacy Act of 2018 ("CCPA"), and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance.
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
We believe that we operate in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain the necessary permits and licenses. We maintain insurance coverage that may cover certain costs or legal claims related to environmental regulations, and we accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. We believe that the cost of complying with environmental laws and regulations will not have a material effect on our earnings, liquidity or competitive position but cannot assure that material compliance-related costs and expenses may not arise in the future. For example, future adoption of new or amended environmental laws, regulations or requirements or newly discovered contamination or other circumstances could require us to incur costs and expenses that may have a material effect, but cannot be presently anticipated.
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material regulation or compliance obligations arising from our operations. Compliance with federal, state, local and foreign regulation and laws during 2023 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for any such matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot guarantee that material liabilities may not arise from regulation and compliance obligations in the future.
Human Capital Resources
Employee Profile
As of October 31, 2023, we had approximately 7,900 full-time and part-time employees, including 115 at our Amherst, Ohio, facility who are represented by a collective bargaining agreement that expires on November 16, 2025.
Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs not only include base wages and
Nordson Corporation 8

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
One of our core values—Respect for People—reflects the behavior we strive to include in every aspect of the way we conduct business. Our approach encompasses inclusion awareness and skill-building, intentionality with respect to diversity in our hiring and selection process and performance management and succession planning that recognizes the importance of diversity. Nordson’s employee resource groups strengthen our commitment to fostering an inclusive, diverse workplace where everyone feels like they belong. Participation in these groups is open to all employees. We regularly reflect on our progress and explore opportunities to improve our inclusion and diversity programs, including at the executive leadership and Board levels.
Available Information
Our annual report ("Form 10-K"), quarterly reports ("Form 10-Q") and current reports (Form "8-K") and amendments to those reports filed or furnished with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at https://investors.nordson.com as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145. The contents of our website are not incorporated by reference herein and are not deemed to be a part of this report.
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
In 2023, approximately 34 percent of our revenue was generated in the United States, while approximately 66 percent was generated outside the United States. The COVID-19 pandemic and related preventative and mitigation measures implemented by governments around the world and the conflicts in Europe and the Middle East have to date negatively impacted the global economy and created significant volatility and disruption of financial markets.
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
Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the impact of the “United States-Mexico-Canada Agreement” with Mexico and Canada, which replaced the North American Free Trade Agreement, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business. Further, the conflicts in Europe and the Middle East may have significant adverse effects on international trade policy.
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
A significant portion of our consolidated revenues in 2023 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and may continue to cause foreign currency transaction and translation movements, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility
Nordson Corporation 10

of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where applicable, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, the impact of conflicts in Europe and the Middle East, changes in monetary policies and the effects of the departure of the United Kingdom from the European Union ("Brexit") have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the United States dollar against the foreign currencies in which we conduct business. Future adverse consequences arising from the conflicts in Europe and the Middle East and Brexit may include continued volatility in exchange rates. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
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
•threats of war, terrorism or governmental instability, including conflicts in Europe and the Middle East;
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
•the imposition of tariffs, import or export licensing requirements and other potential changes in trade policies and relations arising from policy initiatives implemented by the U.S. presidential administration; and
•exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.
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
Nordson Corporation 11

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
The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the U.S., Europe and elsewhere (including but not limited to the European Union’s GDPR and the CCPA), are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.
A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our business, financial condition, results of operations and cash flows.
While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and prevailing price levels, including as a result of inflation. The conflicts in Europe and the Middle East have negatively impacted, and may continue to negatively impact, the availability and prices for raw materials, parts, and components. While we generally attempt to pass along higher raw material, part and component costs to our customers in the form of price increases, there historically has been a delay between an increase in our raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. Shortages in raw materials or our inability to pass along
Nordson Corporation 12

price increases could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Nordson Corporation 13

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
Our recent historical growth has depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. For example, in August 2023, we completed our acquisition of the ARAG Group. We intend to continue to seek additional acquisition opportunities both to expand into new markets and to enhance our position in existing markets throughout the world. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, including the recent acquisitions of the ARAG Group and CyberOptics Corporation ("CyberOptics"), once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.
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
In addition, an acquisition could adversely impact our operating performance as a result of incurring acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, the amortization of acquisition-acquired assets, or possible future impairments of goodwill or intangible assets associated with the acquisition.
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
Nordson Corporation 14

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
We may be exposed to liabilities under the Foreign Corrupt Practices Act ("FCPA"), which could have a material adverse effect on our business.
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
Nordson Corporation 15

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
Risks Related to Our Capital Structure
Our inability to comply with the restrictive covenants included in the agreements governing our debt or to access additional sources of capital could impede our growth or the repayment or refinancing of existing debt.
The limits imposed on us by the restrictive covenants contained in the agreement governing our debt could prevent us from making acquisitions or cause us to lose access to these facilities.
The agreements governing our existing debt contain restrictive covenants that limit our ability to, among other things:
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
Our ability to comply with the covenants and other terms of the agreement governing our debt will depend on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain necessary waivers and the debt under our credit facilities is accelerated, we would be required to obtain replacement financing at prevailing market rates.
We may need new or additional financing in the future to expand our business or refinance existing debt. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing debt. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, neither debt nor equity financing may be available on satisfactory terms or at all. Finally, as a consequence of worsening financial market conditions, our credit facility providers may not provide the agreed credit if they become undercapitalized.

Nordson Corporation 16

Changes in interest rates could adversely affect us.
Any period of interest rate increases may adversely affect our profitability. As of October 31, 2023, we had $1,749,305 of total debt outstanding, of which $553,020 was priced at interest rates that float with the market. A one percentage point increase in the interest rate on the floating rate debt in 2023 would have resulted in approximately $5,530 of additional interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Not applicable.
Item 2.  Properties
Our principal owned and leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of October 31, 2023 were as follows:
Nordson Corporation 17

Location	Description of Property	Approximate Square Feet

United States
Amherst, Ohio [1]	A manufacturing, laboratory and office complex	521,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	212,000
Carlsbad, California [3]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	145,000
Swainsboro, Georgia [1]	A manufacturing building	136,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Salem, New Hampshire [2]	Two manufacturing, warehouse and office buildings (leased)	83,000
Minneapolis, Minnesota [2]	Two office, laboratory and warehouse buildings (leased)	69,000
Wixom, Michigan [1]	A manufacturing, warehouse and office building (leased)	64,000
Golden Valley, Minnesota [3]	An office building	61,000
Irwindale, California [1]	An office building and lab (leased)	48,000
Easton, Pennsylvania [3]	A manufacturing, warehouse and office building	45,000
Dayton, Ohio [1]	A manufacturing, warehouse and office building	43,000
Vista, California [3]	A manufacturing building (leased)	41,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Elk Grove, Illinois [3]	A manufacturing, warehouse and office building (leased)	40,000
San Jose, CA [2]	A manufacturing, warehouse and office building (leased)	37,000
Westlake, Ohio	Corporate headquarters	28,000
Liberty Lake, Washington [3]	A manufacturing, warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
International
Rubiera, Italy [1]	A manufacturing, five assembly, four warehouse and office buildings	325,000
Münster, Germany [1]	Two manufacturing, warehouse and office buildings (leased)	260,000
Shanghai, China [1]	Seven manufacturing, warehouse, laboratory and office buildings	178,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Two manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2]	Four office, laboratory and warehouse buildings (leased)	76,000
Suzhou, China [3]	Two manufacturing, warehouse and office buildings (leased)	75,000
Tecate, Mexico [2]	A manufacturing, warehouse and office building (leased)	59,000
Bangalore, India [1,2]	A manufacturing, assembly, warehouse and office building	56,000
Rosario, Argentina [1]	An assembly, warehouse and office building	55,000
Maastricht, Netherlands [1]	A manufacturing, warehouse and office building	54,000
Erkrath, Germany [1,2]	An office, laboratory and warehouse building (leased)	50,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building	47,000
Deurne, Netherlands [1]	A manufacturing, warehouse and office building (leased)	46,000
Aylesbury, U.K. [3]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2]	An office, laboratory and warehouse building (leased)	35,000
Geleen, Netherlands [1]	A warehouse and office building	30,000
Sao Paulo, Brazil [1]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1]	A warehouse and office building	22,000
Singapore [1]	Two warehouse and office buildings (leased)	22,000
Katzrin, Israel [2]	An office, laboratory and warehouse building (leased)	20,000
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
Item 3.  Legal Proceedings
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Nordson Corporation 19

Information About Our Executive Officers
Our executive officers as of October 31, 2023, were as follows:

Name	Age	Officer Since	Position or Office with the Company and Business Experience During the Past Five (5) Year Period

Sundaram Nagarajan	61	2019	President and Chief Executive Officer, 2019
Stephen Shamrock	51	2023	Vice President and Corporate Controller, Interim Chief Financial Officer, 2023
James E. DeVries	64	2012	Executive Vice President, 2012
Stephen P. Lovass	54	2017	Executive Vice President, 2017
Jennifer McDonough	52	2021	Executive Vice President, General Counsel and Secretary, 2021
Joseph P. Kelley	51	2020	Executive Vice President, 2020
Sarah Siddiqui	46	2023	Executive Vice President, 2023
Srinivas Subramanian	53	2022	Executive Vice President, 2022
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
Effective November 1, 2023, Stephen Shamrock was appointed as Vice President and Corporate Controller, Interim Chief Financial Officer. Prior to joining Nordson in March 2022, Mr. Shamrock was Senior Vice President, Treasurer and Chief Financial Officer from October 2021 to March 2022 and Vice President Finance from April 2021 to October 2021 of Wyandot Snacks, Inc., a custom snack manufacturer. Prior to Wyandot, Mr. Shamrock spent nearly seven years with Materion Corporation (NYSE: MTRN), an advanced materials company, where he was Vice President, Corporate Controller and Investor Relations, as well as Interim Chief Financial Officer for a five-month period. Mr. Shamrock also served in roles of increasing responsibility at The Goodyear Tire & Rubber Company (Nasdaq: GT), and the audit practice of KPMG, LLP.
Effective November 1, 2023, Joseph P. Kelley was appointed as Executive Vice President and Industrial Precision Solutions segment leader. Previously, Mr. Kelley served as Executive Vice President and Chief Financial Officer of the Company since July 2020. Prior to joining the Company, Mr. Kelley had previously served as Chief Financial Officer of Materion Corporation, (NYSE: MTRN), an advanced materials company, since 2015. Throughout his career, he served in roles of increasing financial responsibility at Materion, Avient Corporation (formerly known as PolyOne Corporation) (NYSE: AVNT), a specialty chemicals company, and Lincoln Electric (Nasdaq: LECO), a global manufacturer.
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
Effective February 20, 2023, Sarah Siddiqui was named Executive Vice President - Chief Human Resources Officer. Prior to joining the Company, Ms. Siddiqui served as Vice President of HR, Operations Engineering, Digital and Corporate Functions from August 2020 to February 2023 and Executive Director of HR, Operations, UTC Aerospace Systems from February 2018
Nordson Corporation 20

to July 2020 of Collins Aerospace at Raytheon Technologies (NYSE: RTX), an aerospace and defense company. Before joining Collins Aerospace, she had various roles of increasing responsibilities within the HR function at United Technologies and Citigroup.
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
Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2023, there were 1,132 record shareholders.
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.
Performance Graph
The following graph compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2013 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our New Peer Group, which includes: AME, B, DCI, ENTG, GGG, GTLS, ICUI, IEX, ITT, KEYS, LECO, MKSI, NATI, TER, TFX, TRMB, VNT, WTS and WWD. For 2023, the Company made changes to its peer group to add ICU Medical, Inc., Teleflex Incorporated and Vontier Corporation, because each had fallen inside of the parameters used to establish the peer group.

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100 on November 1, 2013
Fiscal Year Ending October 31, 2023

500
400
300
200
100
0
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Nordson Corporation
S&P 500 Index
S&P MidCap 400
S&P 500 Ind. Machinery
S&P MidCap 400 Ind. Machinery
New Peer Group
Old Peer Group

Company/Market/Peer Group	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Nordson Corporation	$100.00	$107.27	$101.05	$143.92	$183.81	$179.62	$232.19	$288.97	$382.91	$342.16	$326.94
S&P 500 Index	$100.00	$117.27	$123.37	$128.93	$159.40	$171.11	$195.62	$214.62	$306.72	$261.90	$288.47
S&P MidCap 400	$100.00	$111.65	$115.48	$122.70	$151.51	$153.05	$166.85	$164.93	$245.59	$217.25	$214.95
S&P 500 Ind. Machinery	$100.00	$112.77	$112.60	$128.57	$177.25	$163.55	$199.45	$218.77	$288.76	$250.71	$274.53
S&P MidCap 400 Ind. Machinery	$100.00	$105.97	$88.70	$104.10	$149.31	$146.17	$173.69	$185.60	$263.65	$238.86	$255.39
New Peer Group	$100.00	$106.28	$101.89	$109.29	$169.60	$168.47	$218.26	$238.88	$352.61	$288.34	$279.39
Old Peer Group	$100.00	$105.03	$98.04	$104.53	$161.72	$158.16	$207.66	$231.78	$353.85	$299.04	$290.36
Source: Zack’s Investment Research
Nordson Corporation 22

Common Share Repurchases

(in whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2023 to August 31, 2023	85	$248.26	—	$561,762
September 1, 2023 to September 30, 2023	8,171	$217.77	8,008	$560,018
October 1, 2023 to October 31, 2023	37,277	$215.18	37,277	$551,996
Total	45,533		45,285
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $551,996 of the total $1,500,000 authorized remained available for share repurchases at October 31, 2023. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

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
Business combinations - The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, and other relevant information. Such information typically includes valuations obtained from independent appraisal experts, which management reviews and considers in its estimates of fair values. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future revenue growth rates and EBITDA margins, discount rates, customer attrition rates, and asset lives, among other items. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.
Goodwill - Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested for impairment annually at the reporting unit level, or more often if indications of impairment exist.
We test goodwill in accordance with Accounting Standards Codification ("ASC") 350. We did not record any goodwill impairment charges in 2023. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the Income Approach and the Market Approach.
The discounted cash flow method ("Income Approach") uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology.
The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2023, the WACC rates used ranged from 8.3 percent to 11.0 percent depending upon the reporting unit's size, end market volatility and projection risk. See Note 5 to the Consolidated Financial Statements for further details regarding the valuation methodologies used.
Nordson Corporation 24

In 2023, 2022 and 2021, the results of our annual impairment tests indicated no impairment.
The fair value ("FV") was compared to the carrying value ("CV") for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2023, our conclusion is that no goodwill was impaired in 2023. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Industrial Precision Solutions Segment - Adhesives	8.3%	697%	$511,799
Industrial Precision Solutions Segment - Industrial Coating Systems	11.0%	678%	$24,084
Advanced Technology Solutions Segment - Electronics Systems	9.0%	387%	$27,534
Advanced Technology Solutions Segment - Test & Inspection	9.5%	168%	$371,425
Medical and Fluid Solutions Segment - Fluid Management	9.0%	186%	$1,175,938
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
The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 6.08 percent at October 31, 2023 and 5.70 percent at October 31, 2022. The discount rate used was determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.
In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.40 percent and 5.75 percent in 2023 and 2022, respectively.
The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.92 percent and 4.30 percent at October 31, 2023 and October 31, 2022, respectively.
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

	United States
	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2023	$(1,698)	$2,101
Effect on pension obligation as of October 31, 2023	$(38,854)	$47,913
Expected return on assets:
Effect on total net periodic pension cost in 2023	$(4,081)	$4,081
Compensation increase:
Effect on total net periodic pension cost in 2023	$2,480	$(2,187)
Effect on pension obligation as of October 31, 2023	$15,052	$(13,644)
Income taxes – Income taxes are estimated based on income for financial reporting purposes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. We provide valuation allowances
Nordson Corporation 25

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
ARAG Group Acquisition
On August 24, 2023, the Company completed the acquisition of the ARAG Group pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company and the Sellers. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the “364-Day Term Loan Facility”). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequentially paid off in September 2023 with the net proceeds of a senior notes offering (see Note 9 to the Consolidated Financial Statements for additional details). Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $694,900 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over nine years), $31,000 of technology (amortized over five years), and $295,000 of customer relationships (amortized over twenty-two years). The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.
Results of Operations
Below is a detailed discussion comparison of our results of operations for the fiscal years ended October 31, 2023 and October 31, 2022. For a discussion of other changes from the fiscal year ended October 31, 2022 to the fiscal year ended October 31, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022.
As used throughout this annual report, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
2023 compared to 2022
Worldwide sales for 2023 were $2,628,632, an increase of 1.5 percent from 2022 sales of $2,590,278. The increase consisted of a 3.8 percent increase from acquisitions, partially offset by a 1.4 percent decline in organic sales and unfavorable currency translation effects that decreased sales by 0.9 percent.
Sales outside the United States accounted for 66.2 percent of total sales in 2023, as compared to 66.8 percent in 2022. On a geographic basis, sales in the Americas region were $1,149,760, an increase of 4.8 percent from 2022, with organic sales increasing 2.0 percent, a 2.4 percent increase from acquisitions, and favorable currency effects of 0.4 percent. Sales in the Asia Pacific region were $796,196, a decrease of 6.1 percent from 2022, with organic sales decreasing 8.2 percent and unfavorable currency effects of 3.1 percent, partially offset by a 5.2 percent increase from acquisitions. Sales in Europe were $682,676, an increase of 5.7 percent from 2022, with organic sales increasing 1.4 percent, a 4.2 percent increase from acquisitions, and favorable currency effects of 0.1 percent.
Cost of sales were $1,203,227 in 2023, up 3.4 percent from $1,163,742 in 2022. Gross profit, expressed as a percentage of sales, decreased to 54.2 percent in 2023 from 55.1 percent in 2022. The 0.9 percentage point decrease in gross margin was primarily driven by incremental inventory step-up amortization related to acquisitions in 2023 of $8,862 and unfavorable foreign currency effects.
Nordson Corporation 26

Selling and administrative expenses were $752,644 in 2023, up from $724,176 in 2022. The 3.9 percent increase was driven by a 8.3 percent increase due to the first-year effect of an acquisition, including acquisition costs, partially offset by lower base business costs and favorable currency translation effects which decreased costs by 5.3 percent. Selling and administrative expenses as a percentage of sales increased slightly to 28.6 percent in 2023 from 28.0 percent in 2022. The 0.6 percentage point increase was primarily due to cost structure simplification actions taken in 2023.
Operating profit as a percentage of sales decreased to 25.6 percent in 2023 compared to 27.1 percent in 2022. The 1.5 percent decrease in operating margin was primarily driven by inventory step-up amortization and other costs related to the first-year effect of acquisitions.
Interest expense in 2023 was $59,505, an increase of $37,092, or 165.5 percent, from 2022. The increase was due to higher average debt levels and higher average interest rates compared to the prior year primarily driven by acquisitions. During 2022, the Company recognized non-cash pension settlement charges of $41,221 related to the purchase of an annuity contract to relieve the Company of certain U.S. pension benefit obligations. Other expense in 2023 was $597 compared to other income of $8,527 in 2022. Included in other expense in 2023 were $7,742 in net foreign currency losses, which were largely offset by pension gains. Included in the prior year’s other income were $6,270 in foreign currency gains.
Income tax expense in 2023 was $127,846, or 20.8 percent of pre-tax income, as compared to $136,176, or 21.0 percent of pre-tax income in 2022. The income tax provision for 2023 included a tax benefit of $4,286 due to our share-based payment transactions. Our income tax provision for 2022 included a tax benefit of $3,273 due to our share-based payment transactions.
Net income was $487,493, or $8.46 per diluted share, in 2023, compared to net income of $513,103, or $8.81 per diluted share, in 2022. This represented a 5.0 percent decrease in net income and a 4.1 percent decrease in diluted earnings per share. The decrease of $0.35 per diluted share was primarily driven by higher interest expense and acquisition-related expenses in 2023 compared to non-cash pension settlement charges in 2022.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $1,391,046 in 2023, an increase of 4.0 percent, from 2022 sales of $1,337,242. The increase was the result of an organic sales increase of 3.1 percent and an increase of 1.9 percent from acquisitions, partially offset by unfavorable currency effects of 1.0 percent. Organic sales growth was generally strong across most product lines and regions.
Operating profit as a percentage of sales increased to 33.1 percent in 2023 compared to 32.5 percent in 2022. The 0.6 percentage point improvement in operating margin was primarily the result of improved selling and administrative expense leverage due to increased sales volumes.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $660,316 in 2023, a decrease of 4.3 percent from 2022 sales of $690,177. The decrease was the result of an organic sales decrease of 3.7 percent and unfavorable currency effects that decreased sales by 0.6 percent. The organic sales decrease was driven by lower demand for the medical fluid components and fluid solutions product lines, materially offset by continued strength in medical interventional solutions product lines.
Operating profit as a percentage of sales decreased to 28.7 percent in 2023 compared to 31.5 percent in 2022. The 2.8 percent percentage point decline in operating margin was principally driven by meaningful sales mix changes within medical product lines and related factory inefficiencies due to reduced volumes.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $577,270 in 2023, an increase of 2.6 percent from 2022 sales of $562,859. The increase consisted of a volume increase of 3.7 percent, inclusive of an organic sales decrease of 9.2 percent and a 12.9 percent increase from acquisitions, partially offset by unfavorable currency effects that decreased sales by 1.1 percent. The organic sales decrease was driven by lower demand in electronics dispense product lines, partially offset by stronger demand in test and inspection product lines.
Operating profit as a percentage of sales decreased to 17.6 percent in 2023 compared to 23.7 percent in 2022. The 6.1 percentage point decline in operating margin was primarily due to fees, severance, and non-cash inventory charges of $10,295 associated with the CyberOptics acquisition and factory inefficiencies due to reduced volumes.
Liquidity and Capital Resources
Cash and cash equivalents decreased $47,778 in 2023 to $115,679 as of October 31, 2023 compared to $163,457 as of October 31, 2022. Approximately 81 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of October 31, 2023.
Nordson Corporation 27

Cash provided by operating activities was $641,282 in 2023, compared to $513,131 in 2022. The primary sources were net income adjusted for non-cash income and expenses (consisting of depreciation and amortization, non-cash stock compensation, provision for losses on receivables, deferred income taxes, other non-cash expense, gain/loss on sale of property, plant and equipment, and non-cash pension settlement charges), which were $615,496 in 2023, compared to $676,200 in 2022. Changes in working capital items used cash of $3,571 compared to $107,314 used in 2022 principally driven by decreases in receivables and inventory while cash provided by other operating items was $29,357 in 2023 compared to cash used of $55,755 in 2022.
Cash used in investing activities was $1,436,879 in 2023, compared to $222,761 in 2022. In 2023, $1,422,780 in cash was used for acquisitions, utilizing borrowings and cash from operations, compared to $171,613 used in 2022. Capital expenditures were $34,583 in 2023 compared to $51,428 in 2022.
Cash provided by financing activities was $750,512 in 2023, compared to $416,006 cash used in 2022. Proceeds and repayments of long-term debt provided $976,043 of cash in 2023, compared to $33,908 used in 2022. In 2023, cash of $89,708 was used for the purchase of treasury shares, down from $262,869 used in 2022. Dividend payments were $150,356 in 2023, up from $125,914 in 2022 due to an increase in dividends on our common shares, on an annual basis, to $2.63 per share from $2.18 per share. Issuance of common shares related to employee benefit plans generated $21,373 of cash in 2023, up from $12,124 in 2022.
The following is a summary of significant changes by balance sheet caption from October 31, 2022 to October 31, 2023. Receivables-net and inventories-net combined increased $124,950, goodwill increased $979,508, and intangible assets-net increased $343,342 principally due to the acquisitions of the ARAG Group and CyberOptics. Long-term debt, including current maturities, increased $999,199, principally due to the acquisition of the ARAG Group.
We have a $1,150,000 unsecured multi-currency credit facility with a group of banks which provides for a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000, maturing in June 2028. In anticipation of the ARAG acquisition, the Company entered into the 364-Day Term Loan Facility in August 2023. On September 13, 2023, the Company completed an underwritten public offering of $350,000 aggregate principal amount of the Company’s 5.600% Notes due 2028 (the “2028 Notes”) and $500,000 aggregate principal amount of the Company’s 5.800% Notes due 2033 (together with the 2028 Notes, the “Notes"). The Company used the net proceeds from the sale of the Notes to repay its borrowings under the 364-Day Term Loan Facility. At October 31, 2023, we had $300,000 outstanding on the term loan facility and $248,000 outstanding on the revolving credit facility compared to no outstanding balance at October 31, 2022 under the old revolving credit facility.
Our operating performance, balance sheet position and financial ratios for 2023 remained strong. Total debt increased $999,199 during 2023 primarily due to the acquisition of the ARAG Group. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash.
Contractual and Other Material Cash Obligations
The following table summarizes contractual and other material cash obligations as of October 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt (1)	$1,749,305	$115,662	$435,643	$648,000	$550,000
Interest payments on long-term debt (1)	416,926	58,526	160,695	81,884	115,821
Finance lease obligations (2)	18,349	4,918	6,055	1,633	5,743
Operating leases (2)	119,317	16,853	28,441	21,172	52,851
Contributions related to pension and postretirement benefits (3)	6,770	6,770	—	—	—
Purchase obligations (4)	192,453	187,498	4,943	12	—
Total obligations	$2,503,120	$390,227	$635,777	$752,701	$724,415

(1)Refer to Note 9 to the Consolidated Financial Statements for further discussion.
(2)Refer to Note 10 to the Consolidated Financial Statements for further discussion.
Nordson Corporation 28

(3)Pension and postretirement plan funding amounts will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. Refer to Note 6 to the Consolidated Financial Statements for further discussion.
(4)Purchase obligations primarily represent commitments for materials used in our manufacturing processes that are not recorded on our Consolidated Balance Sheet.
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
In 2023, as compared with 2022, the United States dollar was generally stronger against foreign currencies. If 2022 exchange rates had been in effect during 2023, sales would have been approximately $23,153 higher and third-party costs would have been approximately $15,210 higher. In 2022, as compared with 2021, the United States dollar was generally stronger against foreign currencies. If 2021 exchange rates had been in effect during 2022, sales would have been approximately $103,829 higher and third-party costs would have been approximately $68,788 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.
Trends
Our solid historical performance is attributed to our diverse geographic and end market participation and our long-term commitment to develop and provide quality products and worldwide service to meet our customers’ changing needs.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This annual report, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of the ARAG Group and CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.
The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2023	2024	2025	2026	2027	2028	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$110,643	$85,642	$50,000	$10,000	$390,000	$550,000	$1,196,285	$1,148,356
Average interest rate on total borrowings outstanding during the year	3.6%	3.7%	3.8%	3.2%	5.4%	5.7%	5.1%

At October 31, 2022	2023	2024	2025	2026	2027	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$130,643	$110,643	$85,642	$50,000	$10,000	$90,000	$476,928	$452,879
Average interest rate on total borrowings outstanding during the year	3.7%	3.8%	3.9%	4.0%	4.0%	4.1%	3.7%
We also have variable-rate long-term debt. The weighted average interest rate of this variable-rate debt was 6.26 percent at October 31, 2023 and 1.74 percent at October 31, 2022. A one percent increase in interest rates would have resulted in additional interest expense of approximately $5,530 on the variable rate long-term debt in 2023.
Nordson Corporation 30

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2023, 2022 and 2021
(In thousands except for per-share amounts)	2023	2022	2021
Sales	$2,628,632	$2,590,278	$2,362,209
Operating costs and expenses:
Cost of sales	1,203,227	1,163,742	1,038,129
Selling and administrative expenses	752,644	724,176	708,953
	1,955,871	1,887,918	1,747,082
Operating profit	672,761	702,360	615,127
Other income (expense):
Interest expense	(59,505)	(22,413)	(25,491)
Interest and investment income	2,680	2,026	2,150
Pension settlement charge for U.S. Plans	—	(41,221)	—
Other - net	(597)	8,527	(17,610)
	(57,422)	(53,081)	(40,951)
Income before income taxes	615,339	649,279	574,176
Income tax expense	127,846	136,176	119,808
Net income	$487,493	$513,103	$454,368
Average common shares	57,090	57,629	58,091
Incremental common shares attributable to equity compensation	541	620	643
Average common shares and common share equivalents	57,631	58,249	58,734
Basic earnings per share	$8.54	$8.90	$7.82
Diluted earnings per share	$8.46	$8.81	$7.74
Dividends declared per common share	$2.63	$2.18	$1.69
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 31

Consolidated Statements of Comprehensive Income

Years ended October 31, 2023, 2022 and 2021
(In thousands)	2023	2022	2021
Net income	$487,493	$513,103	$454,368
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,766	(126,657)	7,033

Pension and postretirement benefit plans:
Prior service credit arising during the year	—	—	124
Net actuarial gain (loss) arising during the year	(15,106)	54,065	25,289
Amortization of prior service cost	(34)	(201)	(304)
Amortization of actuarial (gain) loss	(24)	7,575	14,954
Curtailment gain	(2)	1,052	—
Settlement (gain) loss recognized	(259)	32,219	3,187
Total pension and postretirement benefit plans	(15,425)	94,710	43,250

Total other comprehensive income (loss)	11,341	(31,947)	50,283

Total comprehensive income	$498,834	$481,156	$504,651
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 32

Consolidated Balance Sheets

October 31, 2023 and 2022
(In thousands)
Assets
Current assets:	2023	2022
Cash and cash equivalents	$115,679	$163,457
Receivables - net	590,886	537,313
Inventories - net	454,775	383,398
Prepaid expenses and other current assets	67,970	48,803
Total current assets	1,229,310	1,132,971
Goodwill	2,784,201	1,804,693
Property, plant and equipment - net	392,846	353,442
Intangible assets - net	672,744	329,402
Operating right of use lease assets	106,176	102,279
Deferred income taxes	16,022	10,447
Other assets	50,471	87,141
	$5,251,770	$3,820,375
Liabilities and shareholders' equity
Current liabilities:
Current maturities of long - term debt	$115,662	$392,537
Accrued liabilities	199,588	206,828
Accounts payable	106,320	99,276
Customer advance payments	93,389	92,584
Income taxes payable	45,359	22,333
Operating lease liability - current	16,853	15,738
Finance lease liability	4,918	4,907
Total current liabilities	582,089	834,203
Long-term debt	1,621,394	345,320
Operating lease liability - noncurrent	92,412	90,768
Deferred income taxes	210,637	110,781
Postretirement obligations	50,862	56,804
Pension obligations	40,425	40,551
Finance lease liability - noncurrent	11,670	11,184
Other long-term liabilities	44,221	36,389
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2023 and 2022	12,253	12,253
Capital in excess of stated value	668,097	626,697
Retained earnings	3,989,353	3,652,216
Accumulated other comprehensive loss	(196,441)	(207,782)
Common shares in treasury, at cost	(1,875,202)	(1,789,009)
Total shareholders' equity	2,598,060	2,294,375
	$5,251,770	$3,820,375
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 33

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2023, 2022 and 2021
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2020	$12,253	$534,684	$2,908,738	$(226,118)	$(1,470,566)	$1,758,991
Shares issued under company stock and employee benefit plans	—	27,893	—	—	3,887	31,780
Stock-based compensation	—	22,757	—	—	—	22,757
Purchase of treasury shares	—	—	—	—	(60,970)	(60,970)
Dividends declared ($1.69 per share)	—	—	(97,683)	—	—	(97,683)
Net income	—	—	454,368	—	—	454,368
Impact of adoption of ASU 2016-13	—	—	(396)	—	—	(396)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	7,033	—	7,033
Defined benefit pension and post-retirement plans adjustment	—	—	—	43,250	—	43,250
October 31, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	10,615	—	—	1,509	12,124
Stock-based compensation	—	30,748	—	—	—	30,748
Purchase of treasury shares	—	—	—	—	(262,869)	(262,869)
Dividends declared ($2.18 per share)	—	—	(125,914)	—	—	(125,914)
Net income	—	—	513,103	—	—	513,103
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(126,657)	—	(126,657)
Pension plan settlement adjustment	—	—	—	33,271	—	33,271
Defined benefit pension and post-retirement plans adjustment	—	—	—	61,439	—	61,439
October 31, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	17,858	—	—	3,515	21,373
Stock-based compensation	—	23,542	—	—	—	23,542
Purchase of treasury shares	—	—	—	—	(89,708)	(89,708)
Dividends declared ($2.63 per share)	—	—	(150,356)	—	—	(150,356)
Net income	—	—	487,493	—	—	487,493
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	26,766	—	26,766
Defined benefit pension and post-retirement plans adjustment	—	—	—	(15,425)	—	(15,425)
October 31, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 34

Consolidated Statements of Cash Flows

Years ended October 31, 2023, 2022 and 2021
(In thousands)
Cash flows from operating activities:	2023	2022	2021
Net income	$487,493	$513,103	$454,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,179	49,098	53,332
Amortization	59,719	50,825	50,551
Provision for losses on receivables	283	1,259	32
Deferred income taxes	(16,116)	(10,732)	4,071
Non-cash stock compensation	22,710	30,748	22,757
Loss (gain) on sale of property, plant and equipment	1,092	(581)	589
Pension settlement charge for U.S. Plans	—	41,221	—
Other non-cash	8,136	1,259	4,907
Changes in operating assets and liabilities:
Receivables	18,185	(72,907)	(13,720)
Inventories	22,418	(69,132)	(50,584)
Prepaid expenses	(14,677)	(1,708)	(5,209)
Accounts payable	(15,820)	10,671	20,769
Income taxes payable	17,722	6,155	8,659
Accrued liabilities	(28,620)	925	32,929
Customer advance payments	(2,779)	18,682	36,167
Other	29,357	(55,755)	(73,691)
Net cash provided by operating activities	641,282	513,131	545,927
Cash flows from investing activities:
Additions to property, plant and equipment	(34,583)	(51,428)	(38,303)
Proceeds from sale of property, plant and equipment	101	280	163
Acquisition of businesses, net of cash acquired	(1,422,780)	(171,613)	—
Other	20,383	—	4,971
Net cash used in investing activities	(1,436,879)	(222,761)	(33,169)
Cash flows from financing activities:
Proceeds from long-term debt	2,178,596	63,067	9,414
Repayment of long-term debt	(1,202,553)	(96,975)	(298,830)
Repayment of capital lease obligations	(6,840)	(5,439)	(6,624)
Issuance of common shares	21,373	12,124	31,780
Purchase of treasury shares	(89,708)	(262,869)	(60,970)
Dividends paid	(150,356)	(125,914)	(97,683)
Net cash provided (used) in financing activities	750,512	(416,006)	(422,913)
Effect of exchange rate changes on cash	(2,693)	(10,879)	1,834
Increase (decrease) in cash and cash equivalents	(47,778)	(136,515)	91,679
Cash and cash equivalents at beginning of year	163,457	299,972	208,293
Cash and cash equivalents at end of year	$115,679	$163,457	$299,972
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
Fiscal year — Our fiscal year is November 1 through October 31.
Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2023 and 2022 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2023 or 2022. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at October 31, 2023 or 2022.
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
Advertising costs — Advertising costs are expensed as incurred and were $7,635, $7,028 and $5,986 in 2023, 2022 and 2021, respectively.
Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $71,400, $52,531 and $59,422 in 2023, 2022 and 2021, respectively.
Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 140 common shares were excluded from the diluted earnings per share calculation in 2023 and 78 and 46 options were excluded from the calculation of diluted earnings per share in 2022 and 2021, respectively because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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
Accounts receivable are net of an allowance for credit losses of $10,015 and $8,218 at October 31, 2023 and October 31, 2022, respectively. The provision for losses on receivables was $283 for the twelve months ended October 31, 2023 compared to $1,259 for the same period a year ago. The remaining change in the allowance for credit losses is principally related to increases due to acquisitions and the write-off of uncollectible accounts.
Inventories — Inventories are valued at the lower of cost or net realizable value. Effective in the third quarter of 2022, we changed our accounting method for certain U.S. inventories from a last-in, first-out basis ("LIFO") to a first-in, first-out basis ("FIFO"). Previously, the LIFO method was used to determine the cost of a portion of our inventories in the U.S. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions of our business, improves comparability with our peers and is expected to better reflect the current value of inventory on the consolidated balance sheets. We applied this accounting change as a cumulative effect adjustment to cost of sales in the third quarter of 2022 and did not restate prior period financial statements because the impact was not material.
Derivatives — The Company does not enter into derivative financial instruments for trading purposes. Derivative instruments are used to manage risks associated with foreign exchange rates. We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of
Nordson Corporation 37

Notes to Consolidated Financial Statements — (Continued)

90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. The settlement of these contracts is recorded in operating activities on the Consolidated Statements of Cash Flows.
We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. These hedges are included on the balance sheet at fair value. Changes in the fair value of derivative assets or liabilities (i.e., gains or losses) are recognized depending upon the type of hedging relationship and whether a hedge has been designated. For derivative instruments that qualify for hedge accounting and are used to hedge net assets of certain foreign subsidiaries, we designate the hedging instrument as a hedge of a net investment in a foreign operation with the effective portion of the derivative's gain or loss reported in Accumulated other comprehensive loss as part of the cumulative translation adjustment and amounts reclassified out of accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated. The settlement of these hedges is recorded in investing activities on the Consolidated Statement of Cash Flows. Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings in "Other-net" on the Consolidated Statements of Income.
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
Depreciation expense is included in Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2023, 2022 or 2021.
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
The acquisitions of our businesses are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, and other relevant information. Such information typically includes valuations obtained from independent appraisal experts, which management reviews and considers in its estimates of fair values. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future revenue growth rates and EBITDA margins, discount rates, customer attrition rates, and asset lives, among other items. This judgment could result in either a higher or lower value assigned to amortizable or depreciable assets. The impact could result in either higher or lower amortization and/or depreciation expense.
Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, non-compete agreements and trade names, are amortized over their useful lives on a straight-line basis.

Nordson Corporation 38

Notes to Consolidated Financial Statements — (Continued)

At October 31, 2023, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	11 years
Customer relationships	17 years
Noncompete agreements	4 years
Trade names	14 years
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
Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2023 and 2022 consisted of:

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2022	$(160,046)	$(47,736)	$(207,782)
Pension and postretirement plan changes, net of tax of $4,774	—	(15,425)	(15,425)
Currency translation losses	26,766	—	26,766
Balance at October 31, 2023	$(133,280)	$(63,161)	$(196,441)
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
Following is a reconciliation of the product warranty liability as of October 31, 2023 and 2022:

	2023	2022
Balance at beginning of year	$11,723	$11,113
Accruals for warranties	20,910	17,188
Warranty payments	(16,171)	(14,609)
Currency adjustments	(2,061)	(1,969)
Balance at end of year	$14,401	$11,723
Note 2 — Recently issued accounting standards
There have been no new material accounting standards issued which would require either disclosure or adoption during the current period.
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

Nordson Corporation 39

Notes to Consolidated Financial Statements — (Continued)

2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP, DRIP Co-Investment, and certain individuals. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the “364-Day Term Loan Facility”). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequentially paid off in September 2023 with the net proceeds of a senior notes offering (see Note 9 for additional details). Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $694,900 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over nine years), $31,000 of technology (amortized over five years), and $295,000 of customer relationships (amortized over twenty-two years). Goodwill associated with the acquisition was not tax deductible. As of October 31, 2023, the purchase price allocation remains preliminary as we complete our assessment principally of income taxes. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 24, 2023
Cash	$32,966
Receivables - net	29,765
Inventories - net	54,389
Goodwill	694,900
Intangibles	353,500
Other assets	50,379
Total Assets	$1,215,899

Accounts payable	$18,915
Deferred income taxes	103,157
Other liabilities	15,924
Total Liabilities	$137,996
On November 3, 2022, we acquired 100% of CyberOptics Corporation ("CyberOptics"). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $285,330 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over 15 years), $14,600 of technology (amortized over 7 years), and $28,800 of customer relationships (amortized over 12 years). Goodwill associated with the acquisition was not tax deductible. As of October 31, 2023, the purchase price allocation is final. The results of CyberOptics are not material to our Consolidated Financial Statements.

Nordson Corporation 40

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities acquired were as follows:

November 3, 2022
Cash	$40,890
Receivables - net	21,364
Inventories - net	33,639
Goodwill	285,330
Intangibles	58,600
Other assets	13,768
Total Assets	$453,591

Accounts payable	$8,109
Deferred income taxes	14,826
Other liabilities	11,923
Total Liabilities	$34,858

2022 acquisition
On November 1, 2021, we acquired 100 percent of NDC Technologies ("NDC"), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. We acquired NDC for an aggregate purchase price of $171,613, net of cash of approximately $7,533 and other working capital adjustments of $2,763, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $131,129 and identifiable intangible assets of $31,130 were recorded. The identifiable intangible assets consist primarily of $10,800 of tradenames (amortized over 13 years), $10,000 of technology (amortized over 7 years), $9,500 of customer relationships (amortized over 4 years) and $830 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition of $72,018 is tax deductible. This acquisition is being reported in our Industrial Precision Solutions segment and the results of NDC are not material to our Consolidated Financial Statements.
Nordson Corporation 41

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Details of Consolidated Balance Sheet	2023	2022

Receivables:
Accounts	$558,393	$510,300
Notes	662	417
Other	41,845	34,814
	600,901	545,531
Allowance for doubtful accounts	(10,015)	(8,218)
	$590,886	$537,313
Inventories:
Finished goods	$233,552	$218,491
Raw materials and component parts	211,874	157,447
Work-in-process	86,474	53,195
	531,900	429,133
Obsolescence and other reserves	(77,125)	(45,735)
	$454,775	$383,398
Property, plant and equipment:
Land	$15,792	$9,278
Land improvements	5,019	4,979
Buildings	294,267	271,450
Machinery and equipment	549,291	505,343
Enterprise management system	52,939	52,513
Construction-in-progress	24,916	31,466
Leased property under finance leases	28,406	27,512
	970,630	902,541
Accumulated depreciation	(577,784)	(549,099)
	$392,846	$353,442
Accrued liabilities:
Salaries and other compensation	$63,130	$81,181
Taxes other than income taxes	14,894	14,869
Warranty	14,401	11,723
Interest	11,240	6,018
Foreign currency forward contracts	10,425	11,724
Pension and retirement	5,445	4,456
Customer commissions	3,065	3,526
Other	76,988	73,331
	$199,588	$206,828
Nordson Corporation 42

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Goodwill and intangible assets
We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is subject to annual impairment testing. Our annual impairment testing is performed as of August 1. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. We assess the fair value of reporting units on a non-recurring basis using a quantitative analysis that uses a combination of the discounted cash flow method of the Income Approach and the guideline public company method of the Market Approach, and compare the result against the reporting unit’s carrying value of net assets. The implied fair value of our reporting units is determined based on significant unobservable inputs, as discussed below; accordingly, these inputs fall within Level 3 of the fair value hierarchy. The discounted cash flow method ("Income Approach") uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.
In the application of the guideline public company method ("Market Approach"), fair value is determined using transactional evidence for similar publicly traded equity. The comparable company guideline group is determined based on relative similarities to each reporting unit since exact correlations are not available. An indication of fair value for each reporting unit is based on the placement of each reporting unit within a range of multiples determined for its comparable guideline company group. Valuation multiples are derived by dividing latest twelve-month performance for revenues and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") into total invested capital, which is the sum of traded equity plus interest bearing debt less cash. These multiples are applied against the revenue and EBITDA of each reporting unit. While the implied indications of fair value using the guideline public company method yield meaningful results, the discounted cash flow method of the income approach includes management’s thoughtful projections and insights as to what the reporting units will accomplish in the near future. Accordingly, the reasonable, implied fair value of each reporting unit is a blend based on the consideration of both the Income and Market approaches.
An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2023, 2022 and 2021, the fair value of each reporting unit exceeded its carrying value, and accordingly, we did not record any goodwill impairment charges in 2023, 2022 or 2021.
Our reporting units include components of the Industrial Precision Solutions, Medical and Fluid Solutions, and the Advanced Technology Solutions segments. Changes in the carrying amount of goodwill during 2023 by operating segment:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Systems	Total
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693
Acquisitions	694,900	—	285,330	980,230
Currency effect	(6,140)	1,789	3,629	(722)
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201

The increase in goodwill for 2023 was due to the acquisition of CyberOptics and the ARAG Group. See Note 3 for additional details.

Nordson Corporation 43

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of goodwill during 2022 by operating segment:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Systems	Total
Balance at October 31, 2021	$415,020	$1,176,149	$121,979	$1,713,148
Acquisitions	131,129	—	—	131,129
Currency effect	(25,913)	(4,080)	(9,591)	(39,584)
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693
The increase in goodwill for 2022 was due to the acquisition of NDC. See Note 3 for additional details.
Information regarding intangible assets subject to amortization:

	October 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$794,706	$287,585	$507,121
Patent/technology costs	204,905	112,994	91,911
Trade names	125,692	52,488	73,204
Noncompete agreements	10,028	9,521	507
Other	182	181	1
Total	$1,135,513	$462,769	$672,744

	October 31, 2022
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$480,058	$250,798	$229,260
Patent/technology costs	157,549	96,426	61,123
Trade names	82,759	44,707	38,052
Noncompete agreements	10,253	9,290	963
Other	446	442	4
Total	$731,065	$401,663	$329,402
Amortization expense for 2023, 2022 and 2021 was $59,719, $50,825 and $50,551, respectively. See Note 3 for details regarding intangibles recorded due to the acquisition of CyberOptics and the ARAG Group.
Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2024	$75,447
2025	71,291
2026	67,226
2027	63,353
2028	60,135
Note 6 — Retirement, pension and other postretirement plans
Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment, and are based on the employee’s contribution. The expense applicable to retirement plans for 2023, 2022 and 2021 was approximately $29,511, $26,635 and $22,983, respectively.
Pension plans — We have various pension plans covering a portion of our United States and international employees. Pension plan benefits are generally based on years of employment and, for salaried employees, the level of compensation. Actuarially
Nordson Corporation 44

Notes to Consolidated Financial Statements — (Continued)

determined amounts are contributed to United States plans to provide sufficient assets to meet future benefit payment requirements. We also sponsor an unfunded supplemental pension plan for certain employees. International subsidiaries fund their pension plans according to local requirements.
During the second quarter of 2022, we completed a partial plan settlement transaction in regards to two of our U.S. pension plans in which plan assets amounting to $171,181 were used to purchase a group annuity contract from The Prudential Insurance Company of America ("Prudential"). The settlement resulted in a loss of $41,221, which is included in Pension settlement charge for U.S. Plans on the Consolidated Statements of Income. This transaction relieved the Company of its responsibility for the pension obligation related to certain retired employees and transferred the obligation and payment responsibility to Prudential for retirement benefits owed to approximately 1,500 retirees and other beneficiaries. The annuity contract covered retirees who commenced receiving benefits on or before November 1, 2021. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Plan participants not included in the transaction remain in the plans and responsibility for payment of the retirement benefits remains with the Company.
A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$303,520	$627,271	$60,880	$106,049
Service cost	10,973	16,820	1,096	1,693
Interest cost	16,699	14,486	2,513	1,105
Participant contributions	—	—	79	72
Settlements	(1,499)	(171,181)	(607)	(1,446)
Curtailments	—	(2,715)	(2)	(705)
Foreign currency exchange rate change	—	—	3,566	(14,291)
Actuarial (gain) loss	(4,120)	(165,697)	(2,361)	(29,414)
Benefits paid	(6,387)	(15,464)	(2,351)	(2,183)
Benefit obligation at end of year	$319,186	$303,520	$62,813	$60,880

Change in plan assets:
Beginning fair value of plan assets	$333,851	$639,589	$38,316	$47,274
Actual return on plan assets	(6,307)	(121,912)	117	301
Company contributions	2,018	2,819	2,429	2,381
Participant contributions	—	—	79	72
Settlements	(1,499)	(171,181)	(607)	(1,446)
Foreign currency exchange rate change	—	—	1,880	(8,083)
Benefits paid	(6,387)	(15,464)	(2,351)	(2,183)
Ending fair value of plan assets	$321,676	$333,851	$39,863	$38,316

Funded status at end of year	$2,490	$30,331	$(22,950)	$(22,564)

Amounts recognized in financial statements:
Noncurrent asset	$11,473	$41,548	$9,991	$7,588
Accrued benefit liability	(1,494)	(813)	(5)	(5)
Long-term pension obligations	(7,489)	(10,404)	(32,936)	(30,147)
Total amount recognized in financial statements	$2,490	$30,331	$(22,950)	$(22,564)

The net actuarial gain included in the projected benefit obligation for the United States pension plans for 2023 was primarily due to higher discount rates partially offset by losses due to demographic experience. The net actuarial gain included in the projected benefit obligation for the United States pension plans for 2022 was primarily due to higher discount rates partially offset by an increase in the compensation increase assumption.
Nordson Corporation 45

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in accumulated other comprehensive loss (income):

	United States		International
	2023	2022	2023	2022
Net actuarial loss (gain)	$102,506	$74,293	$(3,122)	$(2,280)
Prior service cost (credit)	—	—	(91)	(133)
Accumulated other comprehensive loss (income)	$102,506	$74,293	$(3,213)	$(2,413)

The following table summarizes the changes in accumulated other comprehensive loss (income):

	United States		International
	2023	2022	2023	2022
Balance at beginning of year	$74,293	$142,118	$(2,413)	$28,736
Net loss (gain) arising during the year	28,303	(16,010)	(943)	(28,234)
Net (gain) recognized during the year	—	(7,504)	(79)	(2,278)
Prior service adjustment recognized during the year	—	(48)	50	104
Settlement (gain) loss	(90)	(41,548)	425	29
Curtailment (gain) loss	—	(2,715)	2	1,406
Exchange rate effect during the year	—	—	(255)	(2,176)
Balance at end of year	$102,506	$74,293	$(3,213)	$(2,413)
Information regarding the funded status of the Company's plans is as follows:

	United States		International
	2023	2022	2023	2022
For plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$8,703	$10,555	$36,413	$32,514
Fair value of plan assets	—	—	5,115	4,724
For plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	8,983	11,217	38,039	34,931
Fair value of plan assets	—	—	5,115	4,778
Net periodic pension costs include the following components:

	United States			International
	2023	2022	2021	2023	2022	2021
Service cost	$10,973	$16,820	$22,555	$1,096	$1,693	$2,120
Interest cost	16,699	14,486	13,652	2,513	1,105	887
Expected return on plan assets	(26,116)	(27,776)	(28,410)	(1,532)	(1,430)	(1,585)
Amortization of prior service credit	—	48	(64)	(50)	(104)	(303)
Amortization of net actuarial loss	—	7,504	14,885	79	2,278	3,144
Settlement loss (gain)	90	41,548	4,111	(425)	(29)	32
Curtailment gain	—	—	—	(2)	(2,112)	—
Total benefit cost	$1,646	$52,630	$26,729	$1,679	$1,401	$4,295
Net periodic pension cost for 2023 included a settlement gain of $335 due to lump sum retirement payments. Net periodic pension cost for 2022 and 2021 included settlement losses of $298 and $4,143, respectively, due to lump sum retirement payments. Net periodic pension cost for 2022 included a curtailment gain of $2,112 due to the freeze of an international defined benefit plan.
The components of net periodic pension cost other than service cost are included in Pension settlement charge for U.S. Plans and Other – net in our Consolidated Statements of Income.
Nordson Corporation 46

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2023	2022	2021	2023	2022	2021
Assumptions used to determine benefit obligations at October 31:
Discount rate	6.08%	5.70%	3.02%	4.35%	3.78%	1.30%
Rate of compensation increase	3.92	4.30	4.00	2.96	3.44	2.90
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	5.70	3.02	2.85	3.78	1.30	1.01
Discount rate - service cost	5.89	3.42	3.30	2.88	1.14	0.93
Discount rate - interest cost	5.37	2.35	2.10	3.85	1.37	0.80
Expected return on plan assets	6.40	5.75	5.75	3.75	3.29	3.31
Rate of compensation increase	3.87	4.00	4.00	3.44	2.90	2.69
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2023, 2022 and 2021 are due to changes in yields for these types of investments as a result of the economic environment.
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
The international plans include a cash balance plan with promised interest crediting rates. The weighted average crediting rates were 0.70%, 0.60% and 0.50% for 2023, 2022 and 2021, respectively.
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
The allocation of pension plan assets as of October 31, 2023 and 2022 is as follows:

	United States		International
	2023	2022	2023	2022
Asset Category
Equity securities	3%	3%	—%	—%
Debt securities	43	42	—	—
Insurance contracts	—	—	31	47
Pooled investment funds	53	54	67	51
Other	1	1	2	2
Total	100%	100%	100%	100%
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.
Nordson Corporation 47

Notes to Consolidated Financial Statements — (Continued)

Our United States plans comprise 89 percent of the Company's worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments, and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2023, the target in “return-seeking assets” is 30 percent and 70 percent in longer duration fixed income assets. Plan assets are diversified across multiple investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the guidelines established with each investment manager.
Our international plans comprise 11 percent of the Company's worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
The fair values of our pension plan assets at October 31, 2023 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$355	$355	$—	$—	$777	$777	$—	$—
Money market funds	251	251	—	—	—	—	—	—
Equity securities:
Basic materials	632	632	—	—	—	—	—	—
Consumer goods	1,614	1,614	—	—	—	—	—	—
Financial	1,787	1,787	—	—	—	—	—	—
Healthcare	1,368	1,368	—	—	—	—	—	—
Industrial goods	1,403	1,403	—	—	—	—	—	—
Technology	1,732	1,732	—	—	—	—	—	—
Fixed income securities:
U.S. Government	42,269	753	41,516	—	—	—	—	—
Corporate	94,650	—	94,650	—	—	—	—	—
Other	2,640	—	2,640	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	12,224	—	—	12,224
Other	2,092	2,092	—	—	—	—	—	—
Total investments in the fair value hierarchy	$150,793	$11,987	$138,806	$—	$13,001	$777	$—	$12,224

Investments measured at Net Asset Value:
Real estate collective funds	42,780				—
Pooled investment funds	128,103				26,862
Total Investments at Fair Value	$321,676				$39,863
Nordson Corporation 48

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2022 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$381	$381	$—	$—	$775	$775	$—	$—
Money market funds	155	155	—	—	—	—	—	—
Equity securities:
Basic materials	719	719	—	—	—	—	—	—
Consumer goods	1,802	1,802	—	—	—	—	—	—
Financial	1,489	1,489	—	—	—	—	—	—
Healthcare	1,801	1,801	—	—	—	—	—	—
Industrial goods	1,713	1,713	—	—	—	—	—	—
Technology	1,569	1,569	—	—	—	—	—	—
Fixed income securities:
U.S. Government	29,252	328	28,924	—	—	—	—	—
Corporate	109,433	—	109,433	—	—	—	—	—
Other	2,964	—	2,964	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	18,066	—	—	18,066
Other	1,474	1,474	—	—	—	—	—	—
Total investments in the fair value hierarchy	$152,752	$11,431	$141,321	$—	$18,841	$775	$—	$18,066

Investments measured at Net Asset Value:
Real estate collective funds	51,961				—
Pooled investment funds	129,138				19,475
Total Investments at Fair Value	$333,851				$38,316
These investment funds did not own a significant number of Nordson Corporation common shares for any year presented.
The inputs and methodology used to measure fair value of plan assets are consistent with those described in Note 11. Following are the valuation methodologies used to measure these assets:
•Money market funds - Money market funds are public investment vehicles that are valued with a net asset value of one dollar. This value is a quoted price in an active market and is classified as Level 1.
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

Nordson Corporation 49

Notes to Consolidated Financial Statements — (Continued)

The following tables present an analysis of changes during the years ended October 31, 2023 and 2022 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2022	$18,066
Actual return on plan assets:
Purchases	1,320
Sales	(8,007)
Settlements	(607)
Unrealized losses	266
Foreign currency translation	1,186
Ending balance at October 31, 2023	$12,224

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2021	$23,993
Actual return on plan assets:
Purchases	1,525
Sales	(1,519)
Settlements	(1,446)
Unrealized losses	(254)
Foreign currency translation	(4,233)
Ending balance at October 31, 2022	$18,066
Contributions to pension plans in 2024 are estimated to be approximately $3,962.
Retiree pension benefit payments, which include expected future service, are anticipated to be paid as follows:

Year	United States	International
2024	$9,620	$2,716
2025	11,828	3,082
2026	12,922	4,930
2027	14,992	3,740
2028	17,055	3,533
2029-2033	112,222	19,527
Other postretirement plans - We sponsor an unfunded postretirement health care benefit plan covering certain of our United States employees. Employees hired after January 1, 2002, are not eligible to participate in this plan. For eligible retirees under the age of 65 who enroll in the plan, the plan is contributory in nature, with retiree contributions in the form of premiums that are adjusted annually. For eligible retirees age 65 and older who enroll in the plan, the plan delivers a benefit in the form of a Health Reimbursement Account ("HRA"), which retirees use for eligible reimbursable expenses, including premiums paid for purchase of a Medicare supplement plan or other out-of-pocket medical expenses such as deductibles or co-pays.
Nordson Corporation 50

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans is as follows:

	United States		International
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$59,851	$85,290	$183	$416
Service cost	399	687	5	12
Interest cost	3,063	1,923	11	12
Participant contributions	614	687	—	—
Foreign currency exchange rate change	—	—	10	(37)
Actuarial (gain) loss	(7,301)	(25,513)	35	(215)
Benefits paid	(3,193)	(3,223)	(8)	(5)
Benefit obligation at end of year	$53,433	$59,851	$236	$183

Change in plan assets:
Beginning fair value of plan assets	$—	$—	$—	$—
Company contributions	2,579	2,536	8	5
Participant contributions	614	687	—	—
Benefits paid	(3,193)	(3,223)	(8)	(5)
Ending fair value of plan assets	$—	$—	$—	$—

Funded status at end of year	$(53,433)	$(59,851)	$(236)	$(183)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,800)	$(3,224)	$(7)	$(6)
Long-term postretirement obligations	(50,633)	(56,627)	(229)	(177)
Total amount recognized in financial statements	$(53,433)	$(59,851)	$(236)	$(183)

	United States		International
	2023	2022	2023	2022
Amounts recognized in accumulated other comprehensive (gain) loss:
Net actuarial (gain) loss	$(12,336)	$(5,035)	$(540)	$(661)
Accumulated other comprehensive (gain) loss	$(12,336)	$(5,035)	$(540)	$(661)
The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	United States		International
	2023	2022	2023	2022
Balance at beginning of year	$(5,035)	$21,456	$(661)	$(543)
Net (gain) loss arising during the year	(7,301)	(25,513)	35	(217)
Net gain (loss) recognized during the year	—	(978)	62	51
Exchange rate effect during the year	—	—	24	48
Balance at end of year	$(12,336)	$(5,035)	$(540)	$(661)
Nordson Corporation 51

Notes to Consolidated Financial Statements — (Continued)

Net postretirement benefit costs include the following components:

	United States			International
	2023	2022	2021	2023	2022	2021
Service cost	$399	$687	$778	$5	$12	$15
Interest cost	3,063	1,923	1,805	11	12	12
Amortization of prior service credit	—	—	—	—	—	—
Amortization of net actuarial (gain) loss	—	978	1,359	(62)	(48)	(41)
Total benefit cost (credit)	$3,462	$3,588	$3,942	$(46)	$(24)	$(14)
The components of net postretirement benefit cost other than service cost are included in Other – net in our Consolidated Statements of Income.
The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	United States			International
	2023	2022	2021	2023	2022	2021
Assumptions used to determine benefit obligations at October 31:
Discount rate	6.02%	5.59%	2.98%	5.63%	5.41%	3.43%
Health care cost trend rate	3.40	3.50	3.34	4.86	4.65	4.43
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	3.16	3.19	3.15	4.05	4.05	4.05
Year the rate reaches the ultimate trend rate	2032	2032	2031	2040	2040	2040
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate benefit obligation	5.59%	2.98%	2.84%	5.41%	3.43%	2.94%
Discount rate service cost	6.00	3.55	3.44	5.41	3.48	3.00
Discount rate interest cost	5.22	2.30	2.08	5.38	3.13	2.60
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
Contributions to postretirement plans in 2024 are estimated to be approximately $2,808.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year	United States	International
2024	$2,801	$7
2025	2,958	7
2026	3,125	7
2027	3,295	7
2028	3,416	7
2029-2034	18,791	58

Nordson Corporation 52

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Income taxes
Income before income taxes and income tax expense (benefit) are comprised of the following:

	2023	2022	2021
Income before income taxes:
Domestic	$269,934	$302,549	$279,701
Foreign	345,405	346,730	294,475
Total income before income taxes	$615,339	$649,279	$574,176
Current:
U.S. federal	$54,157	$59,639	$40,879
State and local	285	7,535	4,429
Foreign	89,520	79,734	70,429
Total current	143,962	146,908	115,737
Deferred:
U.S. federal	(9,119)	(9,408)	6,371
State and local	(1,279)	(596)	1,470
Foreign	(5,718)	(728)	(3,770)
Total deferred	(16,116)	(10,732)	4,071
	$127,846	$136,176	$119,808
A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2023	2022	2021
Statutory federal income tax rate	21.00%	21.00%	21.00%
Share-based and other compensation	(0.25)	0.26	(0.30)
Foreign tax rate variances	1.83	0.95	0.84
State and local taxes, net of federal income tax benefit	(0.13)	0.84	0.81
Foreign-Derived Intangible Income Deduction	(2.24)	(1.59)	(1.19)
Global Intangible Low-Taxed Income net of foreign tax credits	0.71	0.23	0.44
Other – net	(0.14)	(0.72)	(0.73)
Effective tax rate	20.78%	20.97%	20.87%
Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,533,889 and $1,485,360 at October 31, 2023 and 2022, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, U.S. state and local taxes and currency translation considerations.
At October 31, 2023 and 2022, total unrecognized tax benefits were $8,002 and $2,872, respectively. The amounts that, if recognized, would impact the effective tax rate were $4,497 and $2,769 at October 31, 2023 and 2022, respectively. During 2023, unrecognized tax benefits related primarily to domestic positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheets.

Nordson Corporation 53

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Gross balance at beginning of year	$2,872	$3,720	$6,717
Additions based on tax positions related to the current year	410	310	370
Additions for tax positions of prior years	10	—	—
Increases related to acquired businesses	6,602	—	—
Reductions for tax positions of prior years	—	(70)	(350)
Lapse of statute of limitations	(1,892)	(1,088)	(3,017)
Gross balance at end of year	$8,002	$2,872	$3,720
At October 31, 2023 and 2022, we had accrued interest and penalty expense related to unrecognized tax benefits of $401 and $541, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).
We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service ("IRS") for the years 2020 through 2023; years prior to 2020 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for years after 2017. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.
Significant components of deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Lease Liabilities	$26,678	$28,413
Employee benefits	26,680	22,079
Tax credit and loss carryforwards	28,667	11,336
Other accruals not currently deductible for taxes	8,944	15,616
Inventory adjustments	5,932	6,423
Total deferred tax assets	96,901	83,867
Valuation allowance	(23,732)	(10,130)
Total deferred tax assets	73,169	73,737
Deferred tax liabilities:
Depreciation and amortization	238,210	145,285
Lease right-of-use assets	25,925	27,548
Other - net	3,649	1,238
Total deferred tax liabilities	267,784	174,071
Net deferred tax liabilities	$(194,615)	$(100,334)
At October 31, 2023, we had $19,299 of tax credit carryforwards, $11,831 of which expires in 2028-2033 and $7,468 of which has an indefinite carryforward period. We also had $35,906 of state operating loss carryforwards, $36,850 of foreign operating loss carryforwards, and a $3,570 capital loss carryforward, of which $52,330 will expire in 2024 through 2038, and $23,997 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $13,602 in 2023 and a decrease of $4,011 in 2022. The valuation allowance of $23,732 at October 31, 2023, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.
Nordson Corporation 54

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Bank lines of credit
Bank lines of credit are summarized as follows:

	2023	2022
Maximum borrowings available under bank lines of credit (all foreign banks)	$114,464	$61,213
Outstanding borrowings / notes payable (all foreign bank debt)	(5,019)	—
Unused bank lines of credit	$109,445	$61,213
Note 9 — Long-term debt
A summary of long-term debt is as follows:

	2023	2022
Notes Payable	$5,019	$—
Revolving credit agreement, due 2028	248,000	—
Term loan, due 2026	300,000	—
Senior notes, due 2023-2025	32,000	55,500
Senior notes, due 2023-2027	54,286	71,429
Senior notes, due 2023-2030	260,000	350,000
Euro loan, due 2023	—	261,893
5.600% Notes due 2028	350,000	—
5.800% Notes due 2033	500,000	—
	1,749,305	738,822
Less current maturities	115,662	392,537
Less unamortized debt issuance costs	10,773	965
Less bond discounts	1,476	—
Long-term maturities	$1,621,394	$345,320
Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility had a five-year term expiring in April 2024 and included a $75,000 sub-facility for swing-line loans. On April 17, 2023, we entered into an amendment to, among other things, replace LIBOR with SOFR, EURIBOR, SONIA and TIBOR for U.S. Dollar, Euro, British Pound Sterling and Japanese Yen borrowings, respectively. On June 6, 2023, this credit agreement was terminated and replaced by the New Credit Agreement (as defined below). At October 31, 2023, there were no borrowings outstanding under this facility.
In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). The Company borrowed and has outstanding $300,000 on the Term Loan Facility and $248,000 on the Revolving Facility as of October 31, 2023. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) RFR, as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at October 31, 2023 was 6.27%.
Senior notes, due 2023-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 1.00 year. The weighted-average interest rate at October 31, 2023 was 3.10 percent.
Senior notes, due 2023-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.98 years. The weighted-average interest rate at October 31, 2023 was 3.11 percent.
Nordson Corporation 55

Notes to Consolidated Financial Statements — (Continued)

Senior notes, due 2023-2030 — These unsecured fixed-rate notes entered in 2018 with a group of insurance companies have a remaining weighted-average life of 2.88 years. The weighted-average interest rate at October 31, 2023 was 3.97 percent.
Euro loan, due 2023 — The euro term loan facility with Bank of America Merrill Lynch International Limited was due in March 2023 and was repaid.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering (the "Offering") of $350,000 aggregate principal amount of 5.600% Notes due 2028 and $500,000 aggregate principal amount of 5.800% Notes due 2033.
We were in compliance with all covenants at October 31, 2023 and the amount we could borrow would not have been limited by any debt covenants.
Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2023, are as follows: $115,662 in 2024; $85,643 in 2025; $350,000 in 2026; $10,000 in 2027 and $638,000 in 2028.
Note 10 — Leases
We review new contracts to determine if the contracts include a lease. To the extent a lease agreement includes an extension option that is reasonably certain to be exercised, we have recognized those amounts as part of the right-of-use assets and lease liabilities. We combine lease and non-lease components, such as common area maintenance, in the calculation of the lease assets and related liabilities. As most lease agreements do not provide an implicit rate, we use an incremental borrowing rate ("IBR") based on information available at the lease commencement date in determining the present value of lease payments and to help classify the lease as operating or financing. We calculate the IBR based on a bond yield curve which considers secured borrowing rates based on our credit rating and current economic environment, as well as other publicly available data.
We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles. We often have options to renew lease terms for buildings and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur. Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant and equipment – net on the Consolidated Balance Sheets with related amortization recorded in depreciation expense on the Consolidated Statement of Cash Flows. As of October 31, 2023, we had no material leases that had yet to commence.
Additional lease information is summarized below for the twelve months ended October 31:

	October 31, 2023		October 31, 2022
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$5,926		$6,388
Interest	357		374
Lease cost (1)	6,283	$19,662	6,762	$20,354
Short-term and variable lease cost (1)	2,338	1,989	1,876	1,611
Total lease cost	$8,621	$21,651	$8,638	$21,965

(1) Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.
Supplemental cash flow information is summarized below for the twelve months ended October 31, 2023:

	Finance Leases	Operating Leases
Cash outflows for leases	$6,840	$19,783
Weighted average remaining lease term (years)	7.39	8.76
Weighted average discount rate	2.85%	1.97%

Nordson Corporation 56

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheet as of October 31, 2023. The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2024	$4,918	$16,853
2025	3,740	14,715
2026	2,315	13,726
2027	1,138	11,263
2028	495	9,909
Later years	5,743	52,851
Total minimum lease payments	18,349	119,317
Amounts representing interest	1,761	10,052
Present value of minimum lease payments	$16,588	$109,265
Rental expense for operating leases during the fiscal years ended October 31, 2023, 2022 and 2021 was $22,095, $20,479 and $20,618, respectively.
Capitalized net finance leases included in property, plant and equipment during the fiscal years ended October 31, 2023 and October 31, 2022 was $16,310 and $15,176, respectively.
Note 11 — Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

October 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$696	$—	$696	$—
Net investment contracts (b)	13,713	—	13,713	—
Total assets at fair value	$14,409	$—	$14,409	$—
Liabilities:
Deferred compensation plans (c)	$9,637	$—	$9,637	$—
Net investment contracts (b)	9,985	—	9,985	—
Foreign currency forward contracts (a)	10,425	—	10,425	—
Total liabilities at fair value	$30,047	$—	$30,047	$—

October 31, 2022	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$5,035	$—	$5,035	$—
Total assets at fair value	$5,035	$—	$5,035	$—
Liabilities:
Deferred compensation plans (c)	$9,076	$—	$9,076	$—
Foreign currency forward contracts (a)	11,724	—	11,724	—
Total liabilities at fair value	$20,800	$—	$20,800	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies.
Nordson Corporation 57

Notes to Consolidated Financial Statements — (Continued)

Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The notional amount of our net investment hedge contracts as of October 31, 2023 was $801,857.
(c)Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive compensation and for executive officers, up to 90 percent of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
Fair value disclosures related to goodwill are disclosed in Note 5.
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,732,037	$1,699,187	$737,857	$714,286
Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs and bond discounts as described in Note 9.
Note 12 — Derivative financial instruments
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. The settlement of these contracts is recorded in operating activities on the Consolidated Statement of Cash Flows.
In 2023, we recognized net losses of $3,041 on foreign currency forward contracts and net loss of $4,701 from the change in fair value of balance sheet positions. In 2022, we recognized net losses of $4,937 on foreign currency forward contracts and net gains of $11,207 from the change in fair value of balance sheet positions. In 2021, we recognized net gains of $1,485 on foreign currency forward contracts and net losses of $7,411 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivables-net and Accrued liabilities, respectively in the Consolidated Balance Sheets.
Nordson Corporation 58

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by currency, the contracts outstanding at October 31, 2023 and 2022:

	Notional Amounts
	Sell	Buy
October 31, 2023 contract amounts:
Euro	$107,056	$53,919
Pound sterling	17,449	163,116
Japanese yen	18,858	22,088
Mexican peso	45	26,063
Hong Kong dollar	1,509	8,943
Singapore dollar	448	20,126
Australian dollar	—	9,112
Taiwan dollar	—	8,000
Other	14,518	79,814
Total	$159,883	$391,181
October 31, 2022 contract amounts:
Euro	$85,879	$337,530
Pound sterling	31,361	101,960
Japanese yen	12,849	33,210
Mexican peso	9,802	26,509
Hong Kong dollar	5,174	73,953
Singapore dollar	411	18,817
Australian dollar	327	9,163
Taiwan Dollar	—	24,047
Other	4,327	60,104
Total	$150,130	$685,293
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2023 and 2022, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
During the second quarter of 2023, the Company designated €180,000 of borrowings as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. In June 2023, the hedge was terminated. Any increases or decreases related to the remeasurement or termination of the €180,000 borrowing into U.S. dollars were recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheets. A loss of $2,467, net of tax, was recorded in 2023 on these net investment hedges.
During the fourth quarter of 2023, the Company designated €760,000 of borrowings as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. In September 2023, the hedge was terminated. Any increases or decreases related to the remeasurement or termination of the €760,000 borrowing into U.S. dollars were recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheets. A gain of $7,846, net of tax, was recorded in 2023 on these net investment hedges.
During 2023, the Company entered into various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar and Chinese Yuan which were designated as a hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheets until the sale or substantial liquidation of the underlying investments. A gain of $10,165, net of tax, was recorded in 2023.
Nordson Corporation 59

Notes to Consolidated Financial Statements — (Continued)

Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. The settlement of net investment hedges is recorded in investing activities on the Consolidated Statements of Cash Flows.
A net gain of $15,544, net of tax of $4,643, was recorded in 2023 related to all net investment hedges, which is included in foreign currency translation adjustments in the Consolidated Statements of Shareholders' Equity.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Consolidated Balance Sheet as of October 31, 2023:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$11,379	$2,334	$—	$9,985
Note 13 — Capital shares
Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2023, 2022 or 2021.
Common — We have 160,000 authorized common shares without par value. At October 31, 2023 and 2022, there were 98,023 common shares issued. At October 31, 2023 and 2022, the number of outstanding common shares, net of treasury shares, was 57,007 and 57,111, respectively.
Common shares repurchased as part of publicly announced programs during 2023, 2022 and 2021 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2023	373	$79,786	$213.62
2022	1,190	260,288	218.69
2021	262	55,033	209.97
These amounts exclude share repurchases associated with employee equity award exercises and vesting.
Note 14 — Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of October 31, 2023, a total of 2,009 common shares were available to be granted under the 2021 Plan.
Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $6,655, $7,265 and $6,946 for 2023, 2022 and 2021, respectively.

Nordson Corporation 60

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to stock options during 2023:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2022	1,187	$141.82
Granted	80	$239.44
Exercised	(193)	$113.10
Forfeited or expired	(12)	$210.33
Outstanding at October 31, 2023	1,062	$152.41	$69,778	4.9 years
Expected to vest	244	$214.29	$4,343	7.2 years
Exercisable at October 31, 2023	817	$133.85	$65,358	4.2 years
Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$67 - $125	$126 - $190	$191 - $268
Number outstanding	393	444	225
Weighted-average remaining contractual life, in years	3.7	5.3	8.0
Weighted-average exercise price	$106.31	$151.62	$234.31
Number exercisable	390	365	62
Weighted-average exercise price	$106.39	$148.33	$221.76
As of October 31, 2023, there was $5,108 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 1.6 years.
The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2023	2022	2021
Expected volatility	30.4%-31.8%	30.6%-30.8%	30.8%-	32.6%
Expected dividend yield	1.12%-1.27%	0.76%-0.89%	0.83%-	0.85%
Risk-free interest rate	3.79%-4.21%	1.36%-2.65%	0.43%-	0.77%
Expected life of the option (in years)	5.0-6.2	5.3-6.2	5.3-	6.2
The weighted-average expected volatility used to value options granted in 2023, 2022 and 2021 was 30.6 percent, 30.6 percent and 31.0 percent, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during 2023, 2022 and 2021 was $77.99, $78.88 and $56.02, respectively.
The total intrinsic value of options exercised during 2023, 2022 and 2021 was $23,706, $15,376 and $32,791, respectively.
Cash received from the exercise of stock options for 2023, 2022 and 2021 was $21,373, $12,124 and $31,780, respectively.
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
Nordson Corporation 61

Notes to Consolidated Financial Statements — (Continued)

Termination for any other reason prior to the lapse of any restrictions or vesting of units results in forfeiture of the shares or units.
For non-employee directors, all restrictions lapse in the event of disability or death of the non-employee director. Termination of service as a director for any other reason within one year of date of grant results in a pro-rata vesting of shares or units.
As shares or units are issued, stock-based compensation equivalent to the fair market value on the date of grant is expensed over the vesting period.
The following table summarizes activity related to restricted shares during 2023:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Restricted at October 31, 2022	6	$167.99
Vested	(6)	$167.99
Restricted at October 31, 2023	—	$—
As of October 31, 2023, there was no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares was $336, $1,096 and $2,054 in 2023, 2022 and 2021, respectively. These amounts included common share dividends of $5, $19 and $43 in 2023, 2022 and 2021, respectively.
The following table summarizes activity related to restricted share units in 2023:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2022	81	$223.77
Granted	47	$233.06
Forfeited	(7)	$240.94
Vested	(52)	$219.82
Restricted share units at October 31, 2023	69	$236.28
As of October 31, 2023, there was $9,613 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 2.0 years. The amounts charged to expense related to restricted share units in 2023, 2022 and 2021 were $8,765, $8,403 and $6,264, respectively. Restricted share unit expense increased beginning in 2021 compared to prior years as the granting of restricted share units has generally replaced the granting of stock options for key employees.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $231.34, $211.25 and $214.51 for 2023; $260.60, $273.50 and $221.94 for 2022; and $202.05 for 2021. The amount charged to expense for executive officers and selected other key employees in 2023, 2022 and 2021 were $6,543, $13,626 and $7,178, respectively. As of October 31, 2023, there was $5,939 of unrecognized compensation cost related to performance share incentive awards.
Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $107, $72 and $96 for 2023, 2022 and 2021, respectively.
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
Nordson Corporation 62

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to director deferred compensation share equivalent units during 2023:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2022	90	$77.70
Restricted stock units vested	4	$226.17
Dividend equivalents	1	$230.61
Distributions	(17)	$52.90
Outstanding at October 31, 2023	78	$93.11
The amount charged to expense related to director deferred compensation was $309, $305 and $262 in 2023, 2022 and 2021, respectively.
Shares reserved for future issuance — At October 31, 2023, there were 1,391 of common shares reserved for future issuance through the exercise of outstanding options or rights.
Note 15 — Operating segments and geographic area data
We conduct business in three primary operating segments: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are the same as those described in Note 1.
Industrial Precision Solutions: This segment is focused on delivering proprietary dispensing and processing technology, both standard and highly customized equipment, to diverse end markets. Product lines commonly reduce material consumption, increase line efficiency through precision dispense and measurement and control, and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, agricultural, consumer durables and non-durables markets.
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
No single customer accounted for 10 percent or more of sales in 2023, 2022 or 2021.
Nordson Corporation 63

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
Year ended October 31, 2023
Net external sales	$1,391,046	$660,316	$577,270	$—	$2,628,632
Depreciation and amortization	33,228	54,988	15,185	8,497	111,898
Operating profit (loss)	460,889	189,367	101,662	(79,157)	672,761
Identifiable assets (a)	1,932,527	1,544,456	730,192	1,105,471	5,312,646
Property, plant and equipment expenditures	9,257	15,716	4,209	5,401	34,583
Year ended October 31, 2022
Net external sales	$1,337,242	$690,177	$562,859	$—	$2,590,278
Depreciation and amortization	27,891	54,674	8,780	8,578	99,923
Operating profit (loss)	434,476	217,199	133,253	(82,568)	702,360
Identifiable assets (a)	1,112,825	1,558,861	397,250	812,964	3,881,900
Property, plant and equipment expenditures	9,490	31,009	2,383	8,546	51,428
Year ended October 31, 2021
Net external sales	$1,246,947	$641,654	$473,608	$—	$2,362,209
Depreciation and amortization	25,673	56,600	11,826	9,784	103,883
Operating profit (loss)	414,192	198,194	73,466	(70,725)	615,127
Identifiable assets (a)	964,840	1,519,144	394,572	967,796	3,846,352
Property, plant and equipment expenditures	9,009	21,115	1,949	6,230	38,303
(a)Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill. Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities, the major portion of our enterprise management systems and intangible assets.
We have significant sales and long-lived assets in the following geographic areas:

	2023	2022	2021
Net external sales
Americas	$1,149,760	$1,096,596	$969,110
Europe	682,676	645,603	617,492
Asia Pacific	796,196	848,079	775,607
Total net external sales	$2,628,632	$2,590,278	$2,362,209
Long-lived assets
Americas	$328,312	$332,709	$322,878
Europe	109,428	62,039	67,776
Asia Pacific	61,282	60,973	75,762
Total long-lived assets	$499,022	$455,721	$466,416
Long-lived assets include property, plant and equipment - net and operating right of use lease assets.

Nordson Corporation 64

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2023	2022	2021
Total identifiable assets for reportable segments	$5,312,646	$3,881,900	$3,846,352
Eliminations	(60,876)	(61,525)	(55,391)
Total consolidated assets	$5,251,770	$3,820,375	$3,790,961
Note 16 — Supplemental information for the statement of cash flows

	2023	2022	2021
Cash operating activities:
Interest paid	$54,710	$22,975	$27,122
Income taxes paid	112,912	141,212	106,942
Note 17 — Contingencies
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
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2023 and October 31, 2022, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $231 and $266, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Nordson Corporation 65

Management’s Report on Internal Control Over Financial Reporting
The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.
Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework ("2013 framework"), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2023.
We completed the acquisitions of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") and CyberOptics Corporation ("CyberOptics") on August 24, 2023 and November 3, 2022, respectively. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of October 31, 2023 did not include the internal control over financial reporting of the ARAG Group and CyberOptics. The results of the ARAG Group and CyberOptics are included in our consolidated financial statements from the date each business was acquired. The combined total assets of the ARAG Group and CyberOptics represented 30% of our total assets at October 31, 2023. The combined net revenues represented 4% of consolidated revenues for the year ended October 31, 2023 and the combined net income for the year ended October 31, 2023 did not have a material impact on the Company’s operations.
Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2023.
The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2023. Their report is included herein.

/s/ Sundaram Nagarajan	/s/ Stephen Shamrock
President and Chief Executive Officer	Vice President and Corporate Controller, Interim Chief Financial Officer

December 20, 2023	December 20, 2023

Nordson Corporation 66

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on Internal Control over Financial Reporting
We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ARAG Group and its subsidiaries (ARAG Group or ARAG) and CyberOptics Corporation (CyberOptics), which are included in the 2023 consolidated financial statements of the Company and on a combined basis constituted 30% of total assets as of October 31, 2023 and 4% of total revenues for the year then ended. The combined net income for the year then ended did not have a material impact on the Company’s operations. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the ARAG Group and CyberOptics.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes and schedule listed in the Index at Item 15(a) and our report dated December 20, 2023 expressed an unqualified opinion thereon.
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
December 20, 2023
Nordson Corporation 67

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 20, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Nordson Corporation 68

Valuation of Goodwill
Description of the Matter
At October 31, 2023, the Company had $2,784,201 thousand of goodwill. As discussed in Note 5 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. The Company performed a quantitative impairment test for all reporting units in fiscal 2023. As part of the quantitative impairment test, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
Auditing management’s annual goodwill impairment assessment relating to goodwill was complex due to the use of valuation methodologies in the determination of the estimated fair values of the reporting units. These fair value estimates are impacted by assumptions such as discount rates, revenue growth rates, and operating margins which are affected by expectations about future market or economic conditions.

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

Valuation of acquired customer relationship intangible asset in the ARAG Group acquisition
Description of the Matter
During 2023, the Company completed its acquisition of ARAG Group (ARAG) for net consideration of €957,000 thousand, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination. The acquisition date fair value of the acquired customer relationship intangible asset was estimated to be $295,000 thousand.
Auditing the acquisition date fair value of the customer relationship intangible asset was complex due to the significant estimation used by management in determining the fair value. In particular, the fair value estimate required the use of valuation methodologies that were sensitive to significant and subjective assumptions, such as forecasted revenue growth rates, EBITDA margins, customer attrition rate, and discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls used by management for the determination of the estimated fair value of the customer relationship intangible asset. For example, we tested controls over management’s review of the valuation of the intangible asset, including the review of the valuation model and significant assumptions used to develop the fair value estimate of the intangible asset. We also tested management's internal controls to validate that the data used in the valuation models was complete and accurate.

Nordson Corporation 69

To test the estimated fair value of the customer relationship intangible asset, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data supporting the significant assumptions and estimates used by the Company in the valuations. We tested significant assumptions through a combination of procedures, as applicable for each assumption, including comparing them to forecasted industry trends, as well as to the historical results of the acquired business. We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions. With the assistance of our valuation specialists, we evaluated the methodology used by the Company and certain significant assumptions included in the fair value estimate. We also assessed the appropriateness of the disclosures in the consolidated financial statements.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1956.
Cleveland, Ohio
December 20, 2023
Nordson Corporation 70

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (vice president and corporate controller, interim chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2023. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2023 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42) thereon are set forth in Part II, Item 8 of this annual report and are incorporated by reference.
(c)Changes in internal control over reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
During the quarter ended October 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Nordson Corporation 71

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the captions “Proposal 1: Election of Directors” and "Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers, and Large Beneficial Owners—Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders. Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption “Committees of the Board of Directors” of our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.
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
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation for Fiscal Year 2023,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2023,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Benefits Upon Termination or Change of Control,” “CEO Pay Ratio,” "Risks Related to Executive Compensation Policies and Practices" and "Compensation Committee Report" in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Directors, Director Nominees, Executive Officers and Large Beneficial Owners” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.

Nordson Corporation 72

Equity Compensation Plan Information
The following table sets forth (in whole shares) information regarding equity compensation plans in effect as of October 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column) (3)
Equity compensation plans approved by security holders	1,377,280	$152.41	2,009,313
Equity compensation plans not approved by security holders	—	—	—
Total	1,377,280	$152.41	2,009,313
(1) The number of shares reported may overstate dilution due to the inclusion of performance-based awards at their maximum payout level.
(2) Full value equity awards such as performance share incentive awards are not taken into account in the weighted-average price, as such awards have no exercise price.
(3) As of October 31, 2023, includes shares available for future issuance under the 2021 Plan, including for awards other than options, warrants and rights.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review of Transactions with Related Persons” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Fees Paid to Ernst & Young LLP” and the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders.
Nordson Corporation 73

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following are filed as part of this annual report:
(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2023
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2023
Consolidated Balance Sheets as of October 31, 2023 and October 31, 2022
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2023
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2023
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42)
(a) 2. Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2023.
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
Nordson Corporation 74

Table Table of Contents
NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization or Arrangement
2-a
Agreement and Plan of Merger, dated as of August 7, 2022, by and among Nordson Corporation, Meta Merger Company and CyberOptics Corporation (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated August 10, 2022)**

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-b	2023 Amended Regulations
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
Master Note Purchase Agreement, dated as of June 22, 2018, by and among Nordson Corporation and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 28, 2018)

4-l
Indenture, dated September 13, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated September 13, 2023).

4-m
First Supplemental Indenture, dated September 13, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, to the Indenture dated September 13, 2023 (incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K dated September 13, 2023).

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

Nordson Corporation 75

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
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
Amended and Restated Term Loan Agreement, dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Form 8-K dated May 6, 2019)**

10-l
Employment Agreement, effective as of August 1, 2019, between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Form 8-K dated June 14, 2019)*

10-m	Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K dated June 14, 2019)*
10-n	Separation agreement between Gregory P. Merk and Nordson Corporation, effective January 27, 2022 (incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q dated February 25, 2022)
10-o	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Options Award (incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-Q dated February 23, 2023)*
10-p
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Units Award (incorporated herein by reference to Exhibit 10.2 to Registrant's Form 10-Q dated February 23, 2023)*

10-q
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Units Award (incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10-Q dated February 23, 2023)*

10-r
Term Loan Agreement, dated as of January 18, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, and the Lenders party thereto and PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated January 23, 2023)

Nordson Corporation 76

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
10-s
Credit Agreement, dated as of June 6, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, Wells Fargo Bank, National Association, as Agent, and Wells Fargo Securities, LLC, BofA Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, and various financial institutions named therein as lenders. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 6, 2023)

10-t
364-Day Term Loan Credit Agreement, dated as of August 23, 2023, by and among Nordson Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated August 24, 2023).

10-u	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Option Award*
10-v	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Unit Award*
10-w	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Unit Award*
10-x	Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Unit Award with cliff vesting*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Nordson Corporation Compensation Clawback Policy
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
101	The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2023, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheets at October 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2023, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).
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

NORDSON CORPORATION

Date: December 20, 2023	By:	/s/ Stephen Shamrock
Stephen Shamrock
Vice President and Corporate Controller, Interim Chief Financial Officer

Nordson Corporation 78

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen Shamrock as his or her true and lawful attorney-in-fact and agent with full power to act alone, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 20, 2023
Sundaram Nagarajan

/s/ Stephen Shamrock	Vice President and Corporate Controller, Interim Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	December 20, 2023
Stephen Shamrock

/s/ Michael J. Merriman, Jr.	Chair of the Board	December 20, 2023
Michael J. Merriman, Jr.

/s/ Dr. John A. DeFord	Director	December 20, 2023
Dr. John A. DeFord

/s/ Frank M. Jaehnert	Director	December 20, 2023
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 20, 2023
Ginger M. Jones

/s/ Milton M. Morris	Director	December 20, 2023
Milton M. Morris

/s/ Jennifer A. Parmentier	Director	December 20, 2023
Jennifer A. Parmentier

/s/ Victor L. Richey, Jr.	Director	December 20, 2023
Victor L. Richey, Jr.

Nordson Corporation 79

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Charged to Expense	Additions (Deductions)	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2021	$9,045	32	(1,572)	47	$7,552
2022	$7,552	1,259	(1,336)	743	$8,218
2023	$8,218	283	1,469	45	$10,015
Inventory Obsolescence and Other Reserves
2021	$41,315	11,718	(7,436)	266	$45,863
2022	$45,863	18,694	(18,372)	(450)	$45,735
2023	$45,735	24,925	6,617	(152)	$77,125

Nordson Corporation 80