Form 10-Q
period 2024-01-31
NORDSON CORP
filed 2024-02-22
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 20, 2024:  57,192,245

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except for per share data)	January 31, 2024	January 31, 2023
Sales	$633,193	$610,477
Operating costs and expenses:
Cost of sales	284,766	281,610
Selling and administrative expenses	188,992	184,648
	473,758	466,258
Operating profit	159,435	144,219
Other income (expense):
Interest expense	(21,442)	(10,530)
Interest and investment income	1,044	587
Other income (expense)- net	(338)	(3,196)
	(20,736)	(13,139)
Income before income taxes	138,699	131,080
Income taxes	29,127	26,819
Net income	$109,572	$104,261
Average common shares	57,064	57,170
Incremental common shares attributable to equity compensation	491	592
Average common shares and common share equivalents	57,555	57,762
Basic earnings per share	$1.92	$1.82
Diluted earnings per share	$1.90	$1.81
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	January 31, 2024	January 31, 2023
Net income	$109,572	$104,261
Components of other comprehensive income (loss):
Foreign currency translation adjustments	43,943	76,821
Pension and other postretirement plan adjustments, net of tax	(459)	(576)
Total other comprehensive income	43,484	76,245
Total comprehensive income	$153,056	$180,506
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	January 31, 2024	October 31, 2023
Cash and cash equivalents	$136,201	$115,679
Receivables - net	537,702	590,886
Inventories - net	451,217	454,775
Prepaid expenses and other current assets	82,992	67,970
Total current assets	1,208,112	1,229,310
Goodwill	2,805,086	2,784,201
Intangible assets - net	666,487	672,744
Property, plant and equipment - net	394,467	392,846
Operating right of use lease assets	105,348	106,176
Deferred income taxes	19,167	16,022
Other assets	48,410	50,471
Total assets	$5,247,077	$5,251,770

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$116,585	$115,662
Accrued liabilities	182,854	199,588
Accounts payable	103,153	106,320
Customer advanced payments	76,131	93,389
Income taxes payable	51,018	45,359
Operating lease liability - current	16,913	16,853
Finance lease liability - current	5,026	4,918
Total current liabilities	551,680	582,089
Long-term debt	1,513,871	1,621,394
Operating lease liability - noncurrent	91,725	92,412
Deferred income taxes	206,833	210,637
Postretirement obligations	51,069	50,862
Pension obligations	41,315	40,425
Finance lease liability - noncurrent	11,820	11,670
Other long-term liabilities	54,797	44,221
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	685,275	668,097
Retained earnings	4,060,070	3,989,353
Accumulated other comprehensive loss	(152,957)	(196,441)
Common shares in treasury, at cost	(1,880,674)	(1,875,202)
Total shareholders' equity	2,723,967	2,598,060
Total liabilities and shareholders' equity	$5,247,077	$5,251,770
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Three Months Ended January 31, 2024
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	12,519	—	—	1,899	14,418
Stock-based compensation	—	4,659	—	—	—	4,659
Purchase of treasury shares	—	—	—	—	(7,371)	(7,371)
Dividends declared ($0.68 per share)	—	—	(38,855)	—	—	(38,855)
Net income	—	—	109,572	—	—	109,572
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	43,943	—	43,943
Defined benefit pension and post-retirement plan adjustments	—	—	—	(459)	—	(459)
January 31, 2024	$12,253	$685,275	$4,060,070	$(152,957)	$(1,880,674)	$2,723,967

	Three Months Ended January 31, 2023
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	7,032	—	—	1,775	8,807
Stock-based compensation	—	7,071	—	—	—	7,071
Purchase of treasury shares	—	—	—	—	(6,875)	(6,875)
Dividends declared ($0.65 per share)	—	—	(37,199)	—	—	(37,199)
Net income	—	—	104,261	—	—	104,261
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	76,821	—	76,821
Defined benefit pension and post-retirement plan adjustments	—	—	—	(576)	—	(576)
January 31, 2023	$12,253	$640,800	$3,719,278	$(131,537)	$(1,794,109)	$2,446,685
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Three Months Ended
Cash flows from operating activities:	January 31, 2024	January 31, 2023
Net income	$109,572	$104,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,544	26,434
Non-cash stock compensation	4,659	6,239
Deferred income taxes	1,642	(278)
Other non-cash expense	243	253
Loss on sale of property, plant and equipment	8	10
Changes in operating assets and liabilities	14,614	(58,371)
Other	8,074	44,789
Net cash provided by operating activities	172,356	123,337
Cash flows from investing activities:
Additions to property, plant and equipment	(7,530)	(9,302)
Proceeds from sale of property, plant and equipment	22	9
Other	1,783	—
Acquisition of business, net of cash acquired	—	(377,843)
Net cash used in investing activities	(5,725)	(387,136)
Cash flows from financing activities:
Proceeds from issuance of debt	805	566,978
Repayment of debt	(108,000)	(314,700)
Repayment of finance lease obligations	(1,488)	(1,318)
Issuance of common shares	14,418	8,807
Purchase of treasury shares	(7,371)	(6,875)
Dividends paid	(38,855)	(37,199)
Net cash provided (used) in financing activities	(140,491)	215,693

Effect of exchange rate changes on cash	(5,618)	6,643
Decrease in cash and cash equivalents	20,522	(41,463)
Cash and cash equivalents at beginning of period	115,679	163,457
Cash and cash equivalents at end of period	$136,201	$121,994
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2024
NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this Quarterly Report on Form 10-Q, all amounts related to United States dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we” or the “Company” mean Nordson Corporation.
Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2023.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of January 31, 2024 and 2023 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on January 31, 2024 and October 31, 2023. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at January 31, 2024 and October 31, 2023.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2024 and 2023 were 74 and 144, respectively.
Recently issued accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures and anticipates adoption in 2025.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring specific disclosure in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2026.
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
2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP, DRIP Co-Investment, and certain individuals. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the "364-Day Term Loan Facility"). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequently paid off in September 2023 with the net proceeds of a senior notes offering. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $687,200 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over nine years), $31,000 of technology (amortized over five years), and $295,000 of customer relationships (amortized over twenty-two years). Goodwill associated with the acquisition was not tax deductible. As of January 31, 2024, the purchase price allocation remains preliminary as we complete our assessment principally of income taxes. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.

Nordson Corporation
The assets and liabilities acquired were as follows:

August 24, 2023
Cash	$32,966
Receivables - net	29,765
Inventories - net	52,130
Goodwill	687,200
Intangibles	353,500
Other assets	57,238
Total Assets	$1,212,799

Accounts payable	$18,915
Deferred income taxes	100,057
Other liabilities	15,924
Total Liabilities	$134,896
On November 3, 2022, we acquired 100% of CyberOptics Corporation ("CyberOptics"). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $285,330 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over fifteen years), $14,600 of technology (amortized over seven years), and $28,800 of customer contracts (amortized over twelve years). Goodwill associated with the acquisition was not tax deductible. As of January 31, 2024, the purchase price allocation is final. The results of CyberOptics are not material to our Consolidated Financial Statements.
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
Accounts receivable are net of an allowance for credit losses of $10,460 and $10,015 on January 31, 2024 and October 31, 2023, respectively. The provision for losses on receivables was $80 and $348 for the three months ended January 31, 2024 and 2023,

Nordson Corporation
respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	January 31, 2024	October 31, 2023
Finished goods	$253,283	$233,552
Raw materials and component parts	206,590	211,874
Work-in-process	72,645	86,474
	532,518	531,900
Obsolescence and other reserves	(81,301)	(77,125)
	$451,217	$454,775
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	January 31, 2024	October 31, 2023
Land	$16,049	$15,792
Land improvements	5,027	5,019
Buildings	296,676	294,267
Machinery and equipment	566,476	549,291
Enterprise management system	52,959	52,939
Construction-in-progress	22,701	24,916
Leased property under finance leases	28,843	28,406
	988,731	970,630
Accumulated depreciation and amortization	(594,264)	(577,784)
	$394,467	$392,846
Depreciation expense was $14,157 and $12,562 for the three months ended January 31, 2024 and 2023, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the three months ended January 31, 2024 by operating segment were as follows:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Solutions	Total
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201
Acquisitions	(7,700)	—	—	(7,700)
Currency effect	25,705	1,304	1,576	28,585
Balance at January 31, 2024	$1,227,001	$1,175,162	$402,923	$2,805,086
See Acquisitions Note for additional details.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	January 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$811,031	$304,531	$506,500
Patent/technology costs	206,855	118,913	87,942
Trade name	126,724	55,085	71,639
Non-compete agreements	10,102	9,696	406
Other	301	301	—
Total	$1,155,013	$488,526	$666,487

	October 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$794,706	$287,585	$507,121
Patent/technology costs	204,905	112,994	91,911
Trade name	125,692	52,488	73,204
Non-compete agreements	10,028	9,521	507
Other	182	181	1
Total	$1,135,513	$462,769	$672,744
Amortization expense for the three months ended January 31, 2024 and 2023 was $19,387 and $13,872, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of ARAG and CyberOptics.
Pension and other postretirement plans
The components of net periodic pension and other postretirement cost for the three months ended January 31, 2024 and 2023 were:

	U.S.		International
Three Months Ended	2024	2023	2024	2023
Service cost	$2,507	$2,744	$237	$275
Interest cost	4,752	4,175	689	603
Expected return on plan assets	(6,652)	(6,529)	(417)	(377)
Amortization of prior service credit	—	—	(2)	(13)
Amortization of net actuarial loss	—	—	9	20
Total benefit cost	$607	$390	$516	$508

The components of other postretirement benefit costs for the three months ended January 31, 2024 and 2023 were:

	U.S.		International
Three Months Ended	2024	2023	2024	2023
Service cost	$70	$100	$1	$1
Interest cost	754	765	3	3
Amortization of net actuarial gain	(147)	—	(14)	(16)
Total benefit cost (income)	$677	$865	$(10)	$(12)

The components of net periodic pension and other postretirement cost other than service cost are included in Other – net in our Condensed Consolidated Statements of Income.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2024 and 2023 was 21.0% and 20.5%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $369 and $1,166 for the three months ended January 31, 2024 and 2023, respectively.
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2023	$(133,280)	$(63,161)	$(196,441)
Pension and other postretirement plan adjustments, net of tax of $149	—	(459)	(459)
Foreign currency translation adjustments (a)	43,943	—	43,943
Balance at January 31, 2024	$(89,337)	$(63,620)	$(152,957)
(a) Includes a net loss of $11,855, net of tax of $3,541, on net investment hedges.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of January 31, 2024, a total of 1,885 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,088 and $1,663 for the three months ended January 31, 2024 and 2023, respectively.
The following table summarizes activity related to stock options for the three months ended January 31, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2023	1,062	$152.41
Granted	55	238.80
Exercised	(116)	128.09
Forfeited or expired	(6)	228.20
Outstanding at January 31, 2024	995	$159.51	$92,894	5.1 years
Expected to vest	164	$237.41	$2,927	8.4 years
Exercisable at January 31, 2024	828	$143.80	$89,927	4.4 years

Nordson Corporation
As of January 31, 2024, there was $8,042 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.7 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended	January 31, 2024			January 31, 2023
Expected volatility	30.5%	-	31.7%	30.4%	-	31.8%
Expected dividend yield	1.15%	-	1.15%	1.12%	-	1.12%
Risk-free interest rate	4.22%	-	4.26%	3.79%	-	3.82%
Expected life of the option (in years)	5.0	-	6.2	5.0	-	6.1
The weighted-average expected volatility used to value the 2024 and 2023 options was 30.7% and 30.6%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the three months ended January 31, 2024 and 2023 was $79.81 and $78.12, respectively.
The total intrinsic value of options exercised during the three months ended January 31, 2024 and 2023 was $14,127 and $8,350, respectively.
Cash received from the exercise of stock options for the three months ended January 31, 2024 and 2023 was $14,418 and $8,807, respectively.
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
As shares or units are issued, stock-based compensation equivalent to the fair value on the date of grant is expensed over the vesting period.
As of January 31, 2024, there were no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares during the three months ended January 31, 2024 and 2023 was $0 and $160, respectively, which included common share dividends of $0 and $2, respectively.

Nordson Corporation
The following table summarizes activity related to restricted share units during the three months ended January 31, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2023	69	$236.28
Granted	36	233.74
Forfeited	(2)	240.72
Vested	(28)	233.59
Restricted share units at January 31, 2024	75	$235.89
As of January 31, 2024, there was $15,288 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 2.2 years. The amount charged to expense related to restricted share units during each of the three months ended January 31, 2024 and 2023 was $2,226 and $2,258, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant. The per share values were $229.58 in 2024, and $231.34, $211.25 and $214.51 for 2023. The amount charged to expense related to performance awards for the three months ended January 31, 2024 and 2023 was $1,268 and $2,062, respectively. As of January 31, 2024, there was $11,531 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation, and for executive officers, up to 90 percent of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2024 and 2023 was $21 and $18, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2023	78	$93.11
Distributions	(5)	53.35
Outstanding at January 31, 2024	73	$96.11
The amount charged to expense related to director deferred compensation for the three months ended January 31, 2024 and 2023 was $56 and $80, respectively.
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

Nordson Corporation
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2024 and 2023:

	January 31, 2024	January 31, 2023
Beginning balance at October 31	$14,401	$11,723
Accruals for warranties	3,089	4,809
Warranty payments	(2,663)	(3,186)
Currency effect	192	215
Ending balance	$15,019	$13,561
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
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
January 31, 2024
Net external sales	$354,547	$159,526	$119,120	$—	$633,193
Operating profit (loss)	108,364	46,100	19,038	(14,067)	159,435
January 31, 2023
Net external sales	$311,546	$154,287	$144,644	$—	$610,477
Operating profit (loss)	102,319	39,384	16,963	(14,447)	144,219
We had significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2024	January 31, 2023
Americas	$274,012	$264,878
Europe	179,310	162,939
Asia Pacific	179,871	182,660
Total net external sales	$633,193	$610,477

Nordson Corporation
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,934	$—	$3,934	$—
Net investment contracts (b)	8,449	—	8,449	—
Total assets at fair value	$12,383	$—	$12,383	$—

Liabilities:
Deferred compensation plans (c)	$10,812	$—	$10,812	$—
Foreign currency forward contracts (a)	1,537	—	1,537	—
Net investment contracts (b)	20,087	—	20,087	—
Total liabilities at fair value	$32,436	$—	$32,436	$—

October 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$696	$—	$696	$—
Net investment contracts (b)	13,713	—	13,713
Total assets at fair value	$14,409	$—	$14,409	$—
Liabilities:
Deferred compensation plans (c)	$9,637	$—	$9,637	$—
Net investment contracts (b)	9,985	—	9,985	—
Foreign currency forward contracts (a)	10,425	—	10,425	—
Total liabilities at fair value	$30,047	$—	$30,047	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The notional amount of our net investment hedge contracts as of January 31, 2024 was $815,256.
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
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables, accounts payable and notes payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments.

	January 31, 2024
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,624,514	$1,676,192

Nordson Corporation
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
For the three months ended January 31, 2024, we recognized a net gain of $12,094 on foreign currency forward contracts and a net loss of $12,916 from the change in fair value of balance sheet positions. For the three months ended January 31, 2023, we recognized a net gain of $16,139 on foreign currency forward contracts and a net loss of $20,710 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2024 and 2023:

January 31, 2024 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$111,826	$96,737
British pound	19,136	180,224
Japanese yen	12,024	23,985
Mexican Peso	925	33,885
Hong Kong dollar	—	7,453
Singapore dollar	72	20,062
Australian dollar	—	9,334
Taiwan Dollar	—	8,000
Others	5,329	85,206
Total	$149,312	$464,886

January 31, 2023 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$93,142	$398,560
British pound	27,965	112,945
Mexican Peso	11,658	31,315
Japanese yen	11,644	35,772
Hong Kong dollar	4,180	148,653
Singapore dollar	245	18,862
Australian dollar	375	8,821
Taiwan Dollar	—	35,047
Others	3,395	65,175
Total	$152,604	$855,150

Nordson Corporation
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2024 and 2023, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
As of January 31, 2024, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A loss of $11,855, net of tax, was recorded for the three months ended January 31, 2024.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Consolidated Balance Sheets as of January 31, 2024:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$8,365	$84	$1,121	$18,966
There were no net investment hedges as of January 31, 2023.
Long-term debt
A summary of long-term debt is as follows:

	January 31, 2024	October 31, 2023
Notes Payable	$5,942	$5,019
Revolving credit agreement, due 2028	160,000	248,000
Term loan due 2026	280,000	300,000
Senior notes, due 2024-2025	32,000	32,000
Senior notes, due 2024-2027	54,286	54,286
Senior notes, due 2024-2030	260,000	260,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
	1,642,228	1,749,305
Less current maturities	116,585	115,662
Less unamortized debt issuance costs	10,335	10,773
Less bond discounts	1,437	1,476
Long-term maturities	$1,513,871	$1,621,394
Revolving credit agreement — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). The Company borrowed and has outstanding $280,000 on the Term Loan Facility and $160,000 on the Revolving Facility as of January 31, 2024. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) RFR, as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at January 31, 2024 was 6.38%.

Nordson Corporation
Senior notes, due 2024-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 0.75 years. The weighted-average interest rate at January 31, 2024 was 3.10%.
Senior notes, due 2024-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.73 years. The weighted-average interest rate at January 31, 2024 was 3.11%.
Senior notes, due 2024-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.62 years. The weighted-average interest rate at January 31, 2024 was 3.97%.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering (the "Offering") of $350,000 aggregate principal amount of 5.600% Notes due 2028 and $500,000 aggregate principal amount of 5.800% Notes due 2033.
We were in compliance with all covenants at January 31, 2024, and the amount we could borrow would not have been limited by any debt covenants.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the "Site") and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of January 31, 2024 and October 31, 2023, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $231. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
We have approximately 7,900 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2023 (the "2023 Form 10-K"). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2023.
Results of Operations
Three months ended January 31, 2024
Worldwide sales for the three months ended January 31, 2024, were $633,193, an increase of 3.7% from sales of $610,477 for the comparable period of 2023. The increase was driven by a 5.4% increase due to an acquisition and a favorable effect from currency translation of 0.5%. Organic sales decreased 2.2% driven by ongoing pressure in electronics product lines, partially offset by growth in medical interventional, industrial and polymer processing product lines.
In the Americas region, sales were $274,012 for the three months ended January 31, 2024, an increase of 3.4% from the comparable period of 2023, consisting of an organic sales decrease of 0.3%, an increase due to an acquisition of 3.1%, and favorable currency effects of 0.6%. In the Asia Pacific region, sales were $179,871, a decrease of 1.5% from the comparable period of 2023, consisting of an organic sales decrease of 0.5% and unfavorable currency effects of 1.7%, partially offset by a 0.7% increase due to an acquisition. In Europe, sales were $179,310, an increase of 10.0% from the comparable period of 2023, consisting of an organic sales decrease of 7.0%, favorable currency effects of 2.8%, and a 14.2% increase due to an acquisition.
Cost of sales for the three months ended January 31, 2024 were $284,766, up from $281,610 in the comparable period of 2023. Gross profit, expressed as a percentage of sales, increased to 55.0% from 53.9% in the comparable period of 2023. The increase was primarily driven by improved manufacturing efficiencies and favorable mix.
Selling and administrative expenses for the three months ended January 31, 2024 were $188,992, up from $184,648 in the comparable period of 2023. The 2.4% increase was primarily driven by the first-year effect of an acquisition and related acquisition costs, partially offset by lower base business costs.
Operating profit increased to $159,435 for the three months ended January 31, 2024, compared to $144,219 in the comparable period of 2023. Operating profit as a percentage of sales increased to 25.2% for the three months ended January 31, 2024, compared to 23.6% in the comparable period of 2023. The 1.6 percentage-point increase in operating margin was primarily driven by the gross margin improvement.
Interest expense for the three months ended January 31, 2024 was $21,442, compared to $10,530 in the comparable period of 2023. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other expense was $338 compared to expense of $3,196 in the comparable period of 2023. Included in 2024 other expense were pension and postretirement income of $1,025 and $822 of foreign currency losses. Included in 2023 other expense were pension and postretirement income of $1,369 and $4,571 in foreign currency losses.

Nordson Corporation
Net income for the three months ended January 31, 2024 was $109,572, or $1.90 per diluted share, compared to $104,261, or $1.81 per diluted share, in the same period of 2023. This represents a 5.1% increase in net income, and a 5.0% increase in diluted earnings per share. The increase in income was driven by higher operating profit, partially offset by increased interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $354,547 in the three months ended January 31, 2024, an increase of 13.8% from sales of $311,546 for the comparable period of 2023. The increase consisted of an acquisition impact of 10.6%, an organic sales increase of 2.3%, and a favorable currency effect of 0.9%. The organic sales increase was driven primarily by industrial coatings, polymer processing and non-wovens product lines.
Operating profit as a percentage of sales decreased to 30.6% for the three months ended January 31, 2024 compared to 32.8% in the comparable period of 2023. The 2.2 percentage point decline in operating margin was primarily due to higher intangible asset amortization expense of $5,923 related to the ARAG acquisition.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $159,526 in the three months ended January 31, 2024, an increase of 3.4% from sales of $154,287 for the comparable period of 2023. The increase consisted of an organic sales increase of 3.1%, driven by growth in the medical interventional solutions product lines, and a favorable currency effect of 0.3%.
Operating profit as a percentage of sales increased to 28.9% for the three months ended January 31, 2024 compared to 25.5% in the comparable period of 2023. The 3.4 percentage point improvement in operating margin was primarily due to improved factory efficiencies and favorable product mix.

Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $119,120 in the three months ended January 31, 2024, a decrease of 17.6% from sales of $144,644 for the comparable period of 2023. The decrease was entirely organic as the effects of currency were immaterial. The organic sales decrease was driven by weakness across the segment, primarily electronics dispense products serving semiconductor end markets.
Operating profit as a percentage of sales increased to 16.0% for the three months ended January 31, 2024 compared to 11.7% in the comparable period of 2023. The increase in operating margin was primarily due to fees, severance, and non-cash inventory charges of $10,295 recorded in the prior year associated with the CyberOptics acquisition.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets which include forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2024 was 21.0% compared to 20.5% for the three months ended January 31, 2023.
Foreign Currency Effects
In the aggregate, average exchange rates for 2024 used to translate international sales and operating results into U.S. dollars were generally favorable compared with average exchange rates existing during 2023. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2024 were translated at exchange rates in effect during the same period of 2023, we estimated that sales would have been approximately $4,000 lower while costs of sales and selling and administrative expenses would have been approximately $3,000 lower.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
During the three months ended January 31, 2024, cash and cash equivalents increased $20,522. Cash provided by operations during this period was $172,356 compared to $123,337 for the three months ended January 31, 2023. The primary sources were net income adjusted for non-cash income and expenses, which was $149,668, compared to $136,919 for the three months ended January 31, 2023. Changes in operating assets and liabilities increased cash by $14,614 in the three months ended January 31, 2024 and decreased cash by $58,371 in the comparable period of 2023, driven primarily by improvements in accounts receivable and inventory.
Cash used in investing activities was $5,725 for the three months ended January 31, 2024, compared to $387,136 used in the comparable period of 2023. During the three months ended January 31, 2024, cash of $7,530 was used for capital expenditures. During the three months ended January 31, 2023, cash of $377,843 was used for the CyberOptics acquisition and $9,302 was used for capital expenditures.
Cash used in financing activities was $140,491 for the three months ended January 31, 2024, compared to cash provided of $215,693 in the comparable period of 2023. In the three months ended January 31, 2024, cash of $38,855 was used for dividend payments and cash of $7,371 was used for the purchase of treasury shares, versus $37,199 and $6,875, respectively, in the comparable period of 2023. The three months ended January 31, 2024 included net repayments of long-term debt of $107,195, compared to net borrowings of $252,278 during the three months ended January 31, 2023.
The following is a summary of significant changes by balance sheet caption from October 31, 2023 to January 31, 2024. Receivables-net decreased $53,184, primarily due to payments from customers, and goodwill increased by $20,885, principally due to currency translation.
The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash. We were in compliance with all debt covenants as of January 31, 2024. Refer to our Long-term debt in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding and Term Facility.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of ARAG Group and CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
In light of these risks and uncertainties, actual events and results may vary significantly from those included in or contemplated or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Factors that could cause actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2023 Form 10-K.

Nordson Corporation
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (vice president and corporate controller, interim chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2024. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies Note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2023 Form 10-K. There have been no material changes to the risk factors described in the 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended January 31, 2024:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2023 to November 30, 2023	21,696	$217.96	15,066	$548,800
December 1, 2023 to December 31, 2023	3,178	$239.76	—	$548,800
January 1, 2024 to January 31, 2024	285	$254.87	—	$548,800
Total	25,159	$221.13	15,066	$548,800
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $548,800 of the total $1,500,000 authorized remained available for share repurchases at January 31, 2024. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.
ITEM 5. OTHER INFORMATION
During the quarter ended January 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Nordson Corporation

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2024 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three months ended January 31, 2024 and 2023, (iii) the Consolidated Balance Sheets at January 31, 2024 and October 31, 2023, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 2024	Nordson Corporation

/s/ Stephen Shamrock
Stephen Shamrock
Vice President and Corporate Controller, Interim Chief Financial Officer