Form 10-Q
period 2024-04-30
NORDSON CORP
filed 2024-05-23
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 20, 2024:  57,268,781

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Sales	$650,642	$650,165	$1,283,835	$1,260,642
Operating costs and expenses:
Cost of sales	284,765	298,040	569,531	579,650
Selling and administrative expenses	197,261	179,618	386,253	364,266
	482,026	477,658	955,784	943,916
Operating profit	168,616	172,507	328,051	316,726
Other income (expense):
Interest expense	(20,109)	(9,913)	(41,551)	(20,443)
Interest and investment income	1,554	438	2,598	1,025
Other expense - net	(785)	(1,405)	(1,123)	(4,601)
	(19,340)	(10,880)	(40,076)	(24,019)
Income before income taxes	149,276	161,627	287,975	292,707
Income taxes	31,059	34,064	60,186	60,883
Net income	$118,217	$127,563	$227,789	$231,824
Average common shares	57,222	57,184	57,142	57,177
Incremental common shares attributable to equity compensation	459	496	475	544
Average common shares and common share equivalents	57,681	57,680	57,617	57,721
Basic earnings per share	$2.07	$2.23	$3.99	$4.05
Diluted earnings per share	$2.05	$2.21	$3.95	$4.02
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Net income	$118,217	$127,563	$227,789	$231,824
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(32,620)	(290)	11,323	76,531
Pension and other postretirement plan adjustments, net of tax	19	(173)	(440)	(749)
Total other comprehensive income (loss)	(32,601)	(463)	10,883	75,782
Total comprehensive income	$85,616	$127,100	$238,672	$307,606
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	April 30, 2024	October 31, 2023
Cash and cash equivalents	$125,446	$115,679
Receivables - net	530,283	590,886
Inventories - net	443,578	454,775
Prepaid expenses and other current assets	86,283	67,970
Total current assets	1,185,590	1,229,310
Goodwill	2,782,909	2,784,201
Intangible assets - net	642,375	672,744
Property, plant and equipment - net	395,595	392,846
Operating right of use lease assets	96,770	106,176
Deferred income taxes	19,859	16,022
Other assets	48,773	50,471
Total assets	$5,171,871	$5,251,770

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$119,328	$115,662
Accrued liabilities	176,633	199,588
Accounts payable	103,202	106,320
Customer advanced payments	61,713	93,389
Income taxes payable	53,508	45,359
Operating lease liability - current	16,346	16,853
Finance lease liability - current	5,281	4,918
Total current liabilities	536,011	582,089
Long-term debt	1,414,363	1,621,394
Operating lease liability - noncurrent	84,770	92,412
Deferred income taxes	207,433	210,637
Postretirement obligations	50,954	50,862
Pension obligations	41,074	40,425
Finance lease liability - noncurrent	12,350	11,670
Other long-term liabilities	36,645	44,221
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	702,071	668,097
Retained earnings	4,139,346	3,989,353
Accumulated other comprehensive loss	(185,558)	(196,441)
Common shares in treasury, at cost	(1,879,841)	(1,875,202)
Total shareholders' equity	2,788,271	2,598,060
Total liabilities and shareholders' equity	$5,171,871	$5,251,770
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Six Months Ended April 30, 2024
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	12,519	—	—	1,899	14,418
Stock-based compensation	—	4,659	—	—	—	4,659
Purchase of treasury shares	—	—	—	—	(7,371)	(7,371)
Dividends declared ($0.68 per share)	—	—	(38,855)	—	—	(38,855)
Net income	—	—	109,572	—	—	109,572
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	43,943	—	43,943
Defined benefit pension and post-retirement plan adjustments	—	—	—	(459)	—	(459)
January 31, 2024	$12,253	$685,275	$4,060,070	$(152,957)	$(1,880,674)	$2,723,967
Shares issued under company stock and employee benefit plans	—	11,412	—	—	1,389	12,801
Stock-based compensation	—	5,384	—	—	—	5,384
Purchase of treasury shares	—	—	—	—	(556)	(556)
Dividends declared ($0.68 per share)	—	—	(38,941)	—	—	(38,941)
Net income	—	—	118,217	—	—	118,217
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(32,620)	—	(32,620)
Defined benefit pension and post-retirement plan adjustments	—	—	—	19	—	19
April 30, 2024	$12,253	$702,071	$4,139,346	$(185,558)	$(1,879,841)	$2,788,271

Nordson Corporation

	Six Months Ended April 30, 2023
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	7,032	—	—	1,775	8,807
Stock-based compensation	—	7,071	—	—	—	7,071
Purchase of treasury shares	—	—	—	—	(6,875)	(6,875)
Dividends declared ($0.65 per share)	—	—	(37,199)	—	—	(37,199)
Net income	—	—	104,261	—	—	104,261
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	76,821	—	76,821
Defined benefit pension and post-retirement plan adjustments	—	—	—	(576)	—	(576)
January 31, 2023	$12,253	$640,800	$3,719,278	$(131,537)	$(1,794,109)	$2,446,685
Shares issued under company stock and employee benefit plans	—	2,632	—	—	369	3,001
Stock-based compensation	—	4,970	—	—	—	4,970
Purchase of treasury shares	—	—	—	—	(47,490)	(47,490)
Dividends declared ($0.65 per share)	—	—	(37,264)	—	—	(37,264)
Net income	—	—	127,563	—	—	127,563
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(290)	—	(290)
Defined benefit pension and post-retirement plan adjustments	—	—	—	(173)	—	(173)
April 30, 2023	$12,253	$648,402	$3,809,577	$(132,000)	$(1,841,230)	$2,497,002
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended
Cash flows from operating activities:	April 30, 2024	April 30, 2023
Net income	$227,789	$231,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,264	53,535
Non-cash stock compensation	10,043	11,210
Deferred income taxes	(2,088)	(614)
Other non-cash expense	1,391	(625)
Loss on sale of property, plant and equipment	935	1,487
Changes in operating assets and liabilities	(3,435)	(45,857)
Other	(5,935)	36,945
Net cash provided by operating activities	294,964	287,905
Cash flows from investing activities:
Additions to property, plant and equipment	(21,907)	(15,349)
Proceeds from sale of property, plant and equipment	30	39
Other	6,700	—
Acquisition of business, net of cash acquired	—	(377,843)
Net cash used in investing activities	(15,177)	(393,153)
Cash flows from financing activities:
Proceeds from issuance of debt	3,674	785,800
Repayment of debt	(208,046)	(601,183)
Repayment of finance lease obligations	(2,881)	(2,775)
Issuance of common shares in treasury	27,219	11,808
Purchase of treasury shares	(7,927)	(54,365)
Dividends paid	(77,796)	(74,463)
Net cash provided (used) in financing activities	(265,757)	64,822

Effect of exchange rate changes on cash	(4,263)	6,042
Increase (decrease) in cash and cash equivalents	9,767	(34,384)
Cash and cash equivalents at beginning of period	115,679	163,457
Cash and cash equivalents at end of period	$125,446	$129,073
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2024
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2023.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of April 30, 2024 and 2023 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on April 30, 2024 and October 31, 2023. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at April 30, 2024 and October 31, 2023.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2024 and 2023 were 74 and 140, respectively. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2024 and 2023 were 74 and 142, respectively.
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
2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP, DRIP Co-Investment, and certain individuals. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the "364-Day Term Loan Facility"). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequently paid off in September 2023 with the net proceeds of a senior notes offering. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $688,540 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over nine years), $31,000 of technology (amortized over five years), and $295,000 of customer relationships (amortized over twenty-two years). Goodwill associated with the acquisition was not tax deductible. As of April 30, 2024, the purchase price allocation remains preliminary as we complete our assessment principally of income taxes. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.

Nordson Corporation
The assets and liabilities acquired were as follows:

August 24, 2023
Cash	$32,966
Receivables - net	31,081
Inventories - net	51,952
Goodwill	688,540
Intangibles	353,500
Other assets	54,810
Total Assets	$1,212,849

Accounts payable	$18,915
Deferred income taxes	100,097
Other liabilities	15,934
Total Liabilities	$134,946
On November 3, 2022, we acquired 100% of CyberOptics Corporation ("CyberOptics"). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $285,330 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over fifteen years), $14,600 of technology (amortized over seven years), and $28,800 of customer contracts (amortized over twelve years). Goodwill associated with the acquisition was not tax deductible. As of April 30, 2024, the purchase price allocation is final. The results of CyberOptics are not material to our Consolidated Financial Statements.
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
Accounts receivable are net of an allowance for credit losses of $10,327 and $10,015 on April 30, 2024 and October 31, 2023, respectively. The provision for losses on receivables was $398 and $478 for the three and six months ended April 30, 2024, respectively, compared to provision income related to allowance for credit losses of $997 and $649 for the same periods a year

Nordson Corporation
ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	April 30, 2024	October 31, 2023
Finished goods	$252,142	$233,552
Raw materials and component parts	202,342	211,874
Work-in-process	71,463	86,474
	525,947	531,900
Obsolescence and other reserves	(82,369)	(77,125)
	$443,578	$454,775
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	April 30, 2024	October 31, 2023
Land	$14,198	$15,792
Land improvements	5,056	5,019
Buildings	299,508	294,267
Machinery and equipment	570,381	549,291
Enterprise management system	53,359	52,939
Construction-in-progress	25,676	24,916
Leased property under finance leases	29,876	28,406
	998,054	970,630
Accumulated depreciation and amortization	(602,459)	(577,784)
	$395,595	$392,846
Depreciation expense was $13,897 and $13,056 for the three months ended April 30, 2024 and 2023, respectively. Depreciation expense was $28,054 and $25,618 for the six months ended April 30, 2024 and 2023, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the six months ended April 30, 2024 by operating segment were as follows:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Solutions	Total
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201
Acquisitions	(6,360)	—	—	(6,360)
Currency effect	3,577	751	740	5,068
Balance at April 30, 2024	$1,206,213	$1,174,609	$402,087	$2,782,909
See Acquisitions Note for additional details.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	April 30, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$805,621	$314,848	$490,773
Patent/technology costs	205,805	123,333	82,472
Trade name	126,137	57,307	68,830
Non-compete agreements	8,437	8,137	300
Other	524	524	—
Total	$1,146,524	$504,149	$642,375

	October 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$794,706	$287,585	$507,121
Patent/technology costs	204,905	112,994	91,911
Trade name	125,692	52,488	73,204
Non-compete agreements	10,028	9,521	507
Other	182	181	1
Total	$1,135,513	$462,769	$672,744
Amortization expense for the three months ended April 30, 2024 and 2023 was $18,823 and $14,045, respectively. Amortization expense for the six months ended April 30, 2024 and 2023 was $32,210 and $27,917, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of ARAG and CyberOptics.
Pension and other postretirement plans
The components of net periodic pension and other postretirement cost for the three and six months ended April 30, 2024 and 2023 were:

	U.S.		International
Three Months Ended	2024	2023	2024	2023
Service cost	$2,507	$2,744	$234	$283
Interest cost	4,752	4,176	685	642
Expected return on plan assets	(6,652)	(6,529)	(416)	(383)
Amortization of prior service credit	—	—	(2)	(13)
Amortization of net actuarial loss	—	—	8	21
Total benefit cost	$607	$391	$509	$550

	U.S.		International
Six months ended	2024	2023	2024	2023
Service cost	$5,015	$5,488	$471	$558
Interest cost	9,505	8,351	1,374	1,245
Expected return on plan assets	(13,306)	(13,058)	(833)	(760)
Amortization of prior service credit	—	—	(4)	(26)
Amortization of net actuarial loss	—	—	17	41
Total benefit cost	$1,214	$781	$1,025	$1,058

Nordson Corporation
The components of other postretirement benefit costs for the three and six months ended April 30, 2024 and 2023 were:

	U.S.		International
Three Months Ended	2024	2023	2024	2023
Service cost	$70	$100	$1	$1
Interest cost	754	766	3	3
Amortization of net actuarial gain	(147)	—	(14)	(15)
Total benefit cost (income)	$677	$866	$(10)	$(11)

	U.S.		International
Six months ended	2024	2023	2024	2023
Service cost	$141	$200	$2	$2
Interest cost	1,508	1,531	7	6
Amortization of net actuarial gain	(295)	—	(29)	(31)
Total benefit cost (income)	$1,354	$1,731	$(20)	$(23)
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended April 30, 2024 and 2023 was 20.8% and 21.1%, respectively. The effective tax rate for the six months ended April 30, 2024 and 2023 was 20.9% and 20.8%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $1,940 and $2,309 for the three and six months ended April 30, 2024, respectively. Our income tax provision included a similar discrete tax benefit of $583 and $1,749 for the three and six months ended April 30, 2023, respectively.
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2023	$(133,280)	$(63,161)	$(196,441)
Pension and other postretirement plan adjustments, net of tax of $135	—	(440)	(440)
Foreign currency translation adjustments (a)	11,323	—	11,323
Balance at April 30, 2024	$(121,957)	$(63,601)	$(185,558)
(a) Includes a net loss of $4,507, net of tax of $1,347, on net investment hedges.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of April 30, 2024, a total of 1,888 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of

Nordson Corporation
termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,446 and $2,534 for the three and six months ended April 30, 2024, respectively, compared to $1,622 and $3,285 for the three and six months ended April 30, 2023, respectively.
The following table summarizes activity related to stock options for the six months ended April 30, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2023	1,062	$152.41
Granted	55	238.80
Exercised	(225)	124.28
Forfeited or expired	(7)	229.00
Outstanding at April 30, 2024	885	$164.28	$83,848	5.1 years
Expected to vest	163	$237.97	$3,631	8.1 years
Exercisable at April 30, 2024	721	$147.42	$80,173	4.4 years
As of April 30, 2024, there was $6,558 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.7 years.

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended	April 30, 2024			April 30, 2023
Expected volatility	30.5%	-	31.7%	30.4%	-	31.8%
Expected dividend yield	1.15%	-	1.15%	1.12%	-	1.27%
Risk-free interest rate	4.22%	-	4.26%	3.79%	-	4.21%
Expected life of the option (in years)	5.0	-	6.2	5.0	-	6.2
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
The weighted average grant date fair value of stock options granted during the six months ended April 30, 2024 and 2023 was $79.81 and $77.99, respectively.
The total intrinsic value of options exercised during the three months ended April 30, 2024 and 2023 was $16,044 and $3,783, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2024 and 2023 was $30,171 and $12,133, respectively.
Cash received from the exercise of stock options for the six months ended April 30, 2024 and 2023 was $27,219 and $11,808, respectively.
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

Nordson Corporation
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
As of April 30, 2024, there were no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares during the three months ended April 30, 2024 and 2023 was $0 and $103, respectively, which included common share dividends of $0 and $1, respectively. For the six months ended April 30, 2024 and 2023, the amounts charged to expense related to restricted shares were $0 and $263, respectively, which included common share dividends of $0 and $3, respectively.
The following table summarizes activity related to restricted share units during the six months ended April 30, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2023	69	$236.28
Granted	37	234.37
Forfeited	(3)	238.00
Vested	(30)	233.04
Restricted share units at April 30, 2024	73	$236.48
As of April 30, 2024, there was $12,452 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 2.0 years. The amount charged to expense related to restricted share units during each of the three months ended April 30, 2024 and 2023 was $2,234 and $2,248, respectively, compared to charges of $4,460 and $4,506, respectively, for the six months ended April 30, 2024 and 2023, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant. The per share values were $229.58 in 2024, and $231.34, $211.25 and $214.51 for 2023. The amount charged to expense related to performance awards for the three months ended April 30, 2024 and 2023 was $1,598 and $892, respectively. For the six months ended April 30, 2024 and April 30, 2023, $2,866 and $2,954 were charged to expense. As of April 30, 2024, there was $9,799 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation, and for executive officers, up to 90 percent of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2024 and 2023 was $27 and $29, respectively, compared to $48 and $47 for the six months ended April 30, 2024 and 2023, respectively.
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

Nordson Corporation
The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2023	78	$93.11
Distributions	(9)	53.86
Outstanding at April 30, 2024	69	$99.66
The amount charged to expense related to director deferred compensation for the three months ended April 30, 2024 and 2023 was $79 and $78, respectively, compared to $135 and $158 for the six months ended April 30, 2024 and 2023, respectively.
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

Following is a reconciliation of the product warranty liability for the six months ended April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023
Beginning balance at October 31	$14,401	$11,723
Accruals for warranties	6,015	10,723
Warranty payments	(7,171)	(8,035)
Currency effect	(151)	545
Ending balance	$13,094	$14,956
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
April 30, 2024
Net external sales	$366,991	$168,966	$114,685	$—	$650,642
Operating profit (loss)	117,831	48,993	18,784	(16,992)	168,616
April 30, 2023
Net external sales	$335,807	$166,526	$147,832	$—	$650,165
Operating profit (loss)	111,773	47,922	26,090	(13,278)	172,507

Six Months Ended
April 30, 2024
Net external sales	$721,538	$328,492	$233,805	$—	$1,283,835
Operating profit (loss)	226,195	95,093	37,822	(31,059)	328,051
April 30, 2023
Net external sales	$647,353	$320,813	$292,476	$—	$1,260,642
Operating profit (loss)	214,093	87,307	43,053	(27,727)	316,726
We had significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Americas	$294,428	$278,731	$568,440	$543,610
Europe	182,070	167,904	361,380	330,843
Asia Pacific	174,144	203,530	354,015	386,189
Total net external sales	$650,642	$650,165	$1,283,835	$1,260,642
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$1,144	$—	$1,144	$—
Net investment contracts (b)	9,148	—	9,148	—
Total assets at fair value	$10,292	$—	$10,292	$—

Liabilities:
Deferred compensation plans (c)	$10,875	$—	$10,875	$—
Foreign currency forward contracts (a)	5,202	—	5,202	—
Net investment contracts (b)	11,243	—	11,243	—
Total liabilities at fair value	$27,320	$—	$27,320	$—

Nordson Corporation

October 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$696	$—	$696	$—
Net investment contracts (b)	13,713	—	13,713	—
Total assets at fair value	$14,409	$—	$14,409	$—
Liabilities:
Deferred compensation plans (c)	$9,637	$—	$9,637	$—
Net investment contracts (b)	9,985	—	9,985	—
Foreign currency forward contracts (a)	10,425	—	10,425	—
Total liabilities at fair value	$30,047	$—	$30,047	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The notional amount of our net investment hedge contracts as of April 30, 2024 was $730,716.
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

	April 30, 2024
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,525,006	$1,523,594
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
For the three months ended April 30, 2024, we recognized a net loss of $6,423 on foreign currency forward contracts and a net gain of $5,298 from the change in fair value of balance sheet positions. For the three months ended April 30, 2023, we recognized a net loss of $3,960 on foreign currency forward contracts and a net gain of $1,792 from the change in fair value of balance sheet positions. For the six months ended April 30, 2024, we recognized a net gain of $5,671 on foreign currency forward contracts and a realized net loss of $7,618 from the change in fair value of balance sheet positions. For the six months ended April 30, 2023, we recognized a net gain of $12,719 on foreign currency forward contracts and a net loss of $18,918 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.

Nordson Corporation
The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2024 and 2023:

April 30, 2024 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$137,867	$145,019
British pound	17,490	181,427
Japanese yen	18,665	27,588
Mexican Peso	927	32,979
Hong Kong dollar	3,739	7,438
Singapore dollar	109	19,867
Australian dollar	331	9,441
Taiwan Dollar	—	8,000
Others	4,886	86,152
Total	$184,014	$517,911

April 30, 2023 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$109,595	$155,683
British pound	28,614	123,134
Mexican Peso	871	27,577
Japanese yen	21,619	26,700
Hong Kong dollar	—	148,303
Singapore dollar	60	19,759
Australian dollar	—	8,892
Taiwan Dollar	—	8,000
Others	2,063	66,627
Total	$162,822	$584,675
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and six months ended April 30, 2024 and 2023, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
As of April 30, 2024, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar, Singapore Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A gain of $7,348 and a loss of $4,507, net of tax, was recorded for the three and six months ended April 30, 2024, respectively, compared to a $3,611 gain, net of tax, for both the three and six months ended April 30, 2023, respectively.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Consolidated Balance Sheets as of April 30, 2024:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$7,683	$1,465	$3,632	$7,612

Nordson Corporation
Long-term debt
A summary of long-term debt is as follows:

	April 30, 2024	October 31, 2023
Notes Payable	$8,685	$5,019
Revolving credit agreement, due 2028	60,000	248,000
Term loan due 2026	280,000	300,000
Senior notes, due 2024-2025	32,000	32,000
Senior notes, due 2024-2027	54,286	54,286
Senior notes, due 2024-2030	260,000	260,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
	1,544,971	1,749,305
Less current maturities	119,328	115,662
Less unamortized debt issuance costs	9,883	10,773
Less bond discounts	1,397	1,476
Long-term maturities	$1,414,363	$1,621,394
Revolving credit agreement — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). The Company borrowed and has outstanding $280,000 on the Term Loan Facility and $60,000 on the Revolving Facility as of April 30, 2024. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) RFR, as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at April 30, 2024 was 6.36%.
Senior notes, due 2024-2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 0.50 years. The weighted-average interest rate at April 30, 2024 was 3.10%.
Senior notes, due 2024-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.48 years. The weighted-average interest rate at April 30, 2024 was 3.11%.
Senior notes, due 2024-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.38 years. The weighted-average interest rate at April 30, 2024 was 3.97%.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering (the "Offering") of $350,000 aggregate principal amount of 5.600% Notes due 2028 and $500,000 aggregate principal amount of 5.800% Notes due 2033.
We were in compliance with all covenants at April 30, 2024, and the amount we could borrow would not have been limited by any debt covenants.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the "Site") and the construction of a potable

Nordson Corporation
water delivery system serving the impacted area down gradient of the Site. As of April 30, 2024 and October 31, 2023, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $231. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
We have approximately 7,700 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
Results of Operations
Three months ended April 30, 2024
Worldwide sales for the three months ended April 30, 2024, were $650,642, an increase of 0.1% from sales of $650,165 for the comparable period of 2023. The increase included a 4.5% increase due to an acquisition and an unfavorable effect from currency translation of 0.7%. Organic sales decreased 3.7%, driven by ongoing pressure in electronics product lines, partially offset by growth in industrial coatings systems and fluid solutions product lines.
In the Americas region, sales were $294,428 for the three months ended April 30, 2024, an increase of 5.6% from the comparable period of 2023, consisting of an organic sales increase of 2.9%, an increase due to an acquisition of 2.3%, and favorable currency effects of 0.4%. In the Asia Pacific region, sales were $174,144, a decrease of 14.4% from the comparable period of 2023, consisting of an organic sales decrease of 12.3% and unfavorable currency effects of 2.8%, partially offset by a 0.7% increase due to an acquisition. In Europe, sales were $182,070, an increase of 8.4% from the comparable period of 2023, consisting of an organic sales decrease of 4.4%, favorable currency effects of 0.3%, and a 12.5% increase due to an acquisition.
Cost of sales for the three months ended April 30, 2024 were $284,765, down from $298,040 in the comparable period of 2023. Gross profit, expressed as a percentage of sales, increased to 56.2% from 54.2% in the comparable period of 2023. The increase in gross profit was in all segments and driven by improved manufacturing efficiencies and favorable mix overall.
Selling and administrative expenses for the three months ended April 30, 2024 were $197,261, up from $179,618 in the comparable period of 2023. The 9.8% increase was primarily driven by the first-year effect of an acquisition and related acquisition costs.
Operating profit decreased to $168,616 for the three months ended April 30, 2024, compared to $172,507 in the comparable period of 2023. Operating profit as a percentage of sales decreased to 25.9% for the three months ended April 30, 2024, compared to 26.5% in the comparable period of 2023. The 0.6 percentage-point decline in operating margin was primarily driven by reduced sales leverage on selling and administrative expenses, partially offset by improved gross margin percentage performance.
Interest expense for the three months ended April 30, 2024 was $20,109, compared to $9,913 in the comparable period of 2023. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other expense was $785 compared to expense of $1,405 in the comparable period of 2023. Included in 2024 other expense were pension and postretirement income of $1,029 and $1,125 of foreign currency losses. Included in 2023 other expense were pension and postretirement income of $1,332 and $2,168 in foreign currency losses.

Nordson Corporation
Net income for the three months ended April 30, 2024 was $118,217, or $2.05 per diluted share, compared to $127,563, or $2.21 per diluted share, in the same period of 2023. This represents a 7.3% decrease in net income, and a 7.2% decrease in diluted earnings per share. The decrease in income was driven primarily by increased interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $366,991 in the three months ended April 30, 2024, an increase of 9.3% from sales of $335,807 for the comparable period of 2023. The increase consisted of an acquisition impact of 8.6% and an organic sales increase of 1.5%, partially offset by an unfavorable currency effect of 0.8%. The organic sales increase was driven primarily by industrial coatings systems and packaging product lines.
Operating profit as a percentage of sales decreased to 32.1% for the three months ended April 30, 2024 compared to 33.3% in the comparable period of 2023. The 1.2 percentage point decline in operating margin was primarily due to higher intangible asset amortization expense of $5,437 related to the ARAG acquisition.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $168,966 in the three months ended April 30, 2024, an increase of 1.5% from sales of $166,526 for the comparable period of 2023. The increase consisted of an organic sales increase of 1.8%, partially offset by an unfavorable currency effect of 0.3%. The organic sales increase was driven by growth in the fluid and interventional solutions product lines.
Operating profit as a percentage of sales increased to 29.0% for the three months ended April 30, 2024 compared to 28.8% in the comparable period of 2023. The 0.2 percentage point improvement in operating margin was primarily due to improved factory efficiencies.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $114,685 in the three months ended April 30, 2024, a decrease of 22.4% from sales of $147,832 for the comparable period of 2023. The decrease consisted of an organic sales decrease of 21.6% and an unfavorable currency effect of 0.8%. The organic sales decrease was driven by weakness across the segment.
Operating profit as a percentage of sales decreased to 16.4% for the three months ended April 30, 2024 compared to 17.6% in the comparable period of 2023. The decrease in operating margin was primarily due to the decline in sales.
Six Months Ended April 30, 2024
Worldwide sales for the six months ended April 30, 2024 were $1,283,835, an increase of 1.8% from sales of $1,260,642 for the comparable period of 2023. The increase consisted of 4.9% increase due to acquisitions, partially offset by a 2.9% decrease in organic sales and an unfavorable effect from currency translation of 0.2%. The sales decline was driven by the Advanced Technology Solutions segment, partially offset by organic sales increases in the other two segments.
In the Americas region, sales were $568,440, an increase of 4.6% from the comparable period of 2023, consisting of an organic sales increase of 1.3%, an increase of 2.8% due to acquisitions, and favorable currency effects of 0.5%. In the Asia Pacific region, sales were $354,015, a decrease of 8.3% from the comparable period of 2023, consisting of an organic sales decrease of 6.7% and unfavorable currency effects of 2.3%, partially offset by a 0.7% increase from acquisitions. In Europe, sales were $361,380, an increase of 9.2% from the comparable period of 2023, consisting of a 13.4% increase from acquisitions and favorable currency effects of 1.5%, partially offset by an organic sales decrease of 5.7%.
Cost of sales for the six months ended April 30, 2024 were $569,531, down from $579,650 in the comparable period of 2023. Gross profit, expressed as a percentage of sales, increased to 55.6% from 54.0% in the comparable period of 2023. The 1.6 percentage point increase in gross margin was primarily driven by improved manufacturing efficiencies and favorable product mix.
Selling and administrative expenses for the six months ended April 30, 2024 were $386,253, up from $364,266 in the comparable period of 2023. The 6.0% increase was primarily driven by the first-year effect of acquisitions, partially offset by improved cost controls.
Operating profit increased to $328,051 for the six months ended April 30, 2024 compared to $316,726 in the six months ended April 30, 2023. Operating profit as a percentage of sales increased to 25.6% for the six months ended April 30, 2024 compared to 25.1% in the comparable period of 2023. The 0.5 percentage point increase in operating margin was driven by improved manufacturing efficiencies and cost controls.
Interest expense for the six months ended April 30, 2024 was $41,551, compared to $20,443 in the comparable period of 2023. The increase was due primarily to higher average debt levels, driven by acquisitions. Other expense was $1,123 compared to

Nordson Corporation
$4,601 in the comparable period of 2023. Included in 2024 other expense is other pension and postretirement income of $2,056 and $1,947 of foreign currency losses. Included in 2023 were pension and postretirement income of $2,701 and $6,739 of foreign currency losses.
Net income for the six months ended April 30, 2024 was $227,789, or $3.95 per diluted share, compared to $231,824, or $4.02 per diluted share, in the same period of 2023. This represents an 1.7% decrease in net income, and an 1.7% decrease in diluted earnings per share. The decrease in income was driven primarily by increased interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $721,538 in the six months ended April 30, 2024, an increase of 11.5% from sales in the comparable period of 2023 of $647,353. The increase was the result of an increase of 1.9% in organic sales and an increase of 9.6% due to an acquisition. Organic sales growth was driven primarily by the industrial coatings product line.
Operating profit as a percentage of sales decreased to 31.3% for the six months ended April 30, 2024 compared to 33.1% in the comparable period of 2023. The 1.8 percentage point decline in operating margin was primarily due to higher intangible asset amortization expense of $11,360 related to the ARAG acquisition.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $328,492 in the six months ended April 30, 2024, an increase of 2.4% from sales in the comparable period of 2023 of $320,813. The increase was the result of an organic sales increase of 2.4%. Sales growth occurred in the fluid and interventional solutions product lines.
Operating profit as a percentage of sales increased to 28.9% for the six months ended April 30, 2024 compared to 27.2% in the comparable period of 2023. The 1.7 percentage point improvement in operating margin was primarily due to the increase in sales and improved factory efficiencies.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $233,805 in the six months ended April 30, 2024, a decrease of 20.1% from sales in the comparable period of 2023 of $292,476. The decrease was the result of an organic sales volume decrease of 19.6% and unfavorable currency effects that decreased sales by 0.5%. The organic sales decrease was driven by weakness across the segment.
Operating profit as a percentage of sales increased to 16.2% for the six months ended April 30, 2024 compared to 14.7% in the comparable period of 2023. The improvement in operating margin was primarily due to improved factory efficiencies and cost controls.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets including forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and six months ended April 30, 2024 was 20.8% and 20.9%, respectively, compared to 21.1% and 20.8%, respectively, for the three and six months ended April 30, 2023.
Foreign Currency Effects
In the aggregate, average exchange rates for 2024 used to translate international sales and operating results into U.S. dollars were generally favorable compared with average exchange rates existing during 2023. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2024 were translated at exchange rates in effect during the same period of 2023, we estimated that sales would have been approximately $5,000 higher while costs of sales and selling and administrative expenses would have been approximately $3,000 higher. If transactions for the six months ended April 30, 2024 were translated at exchange rates in effect during the same period of 2023, we estimated that sales, costs of sales, and selling and administrative expenses would not have been materially impacted.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
During the six months ended April 30, 2024, cash and cash equivalents increased $9,767. Cash provided by operations during this period was $294,964 compared to $287,905 for the six months ended April 30, 2023. The primary sources were net income adjusted for non-cash income and expenses, which was $304,334, compared to $296,817 for the six months ended April 30, 2023. Changes in operating assets and liabilities decreased cash by $3,435 in the six months ended April 30, 2024 and decreased cash by $45,857 in the comparable period of 2023. The change for the six months ended April 30, 2024 was driven primarily by decreases in customer advance payments and accrued liabilities, principally offset by improvements in accounts receivable and inventory.
Cash used in investing activities was $15,177 for the six months ended April 30, 2024, compared to $393,153 used in the comparable period of 2023. During the six months ended April 30, 2024, cash of $21,907 was used for capital expenditures. During the six months ended April 30, 2023, cash of $377,843 was used for the CyberOptics acquisition and $15,349 was used for capital expenditures.
Cash used in financing activities was $265,757 for the six months ended April 30, 2024, compared to cash provided of $64,822 in the comparable period of 2023. In the six months ended April 30, 2024, cash of $77,796 was used for dividend payments and cash of $7,927 was used for the purchase of treasury shares, versus $74,463 and $54,365, respectively, in the comparable periods of 2023. The six months ended April 30, 2024 included net repayments of long-term debt of $204,372, compared to net borrowings of $184,617 during the six months ended April 30, 2023.
The following is a summary of significant changes by balance sheet caption from October 31, 2023 to April 30, 2024. Receivables-net decreased $60,603, primarily due to payments from customers, and intangibles decreased by 30,369, principally due to amortization.
The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash. We were in compliance with all debt covenants as of April 30, 2024. Refer to our Long-term debt in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding and Term Facility.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (chief accounting officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2024. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended April 30, 2024:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2024 to February 29, 2024	179	$269.93	—	$548,800
March 1, 2024 to March 31, 2024	883	$267.30	—	$548,800
April 1, 2024 to April 30, 2024	704	$271.55	—	$548,800
Total	1,766	$269.26	—	$548,800
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $548,800 of the total $1,500,000 authorized remained available for share repurchases at April 30, 2024. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the quarter ended April 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Appointment of Chief Financial Officer
As previously announced, the Board of Directors of the Company appointed Daniel R. Hopgood as Executive Vice President, Chief Financial Officer of the Company, effective on his first day of employment, which was May 20, 2024 (the “Start Date”). Mr. Hopgood assumed the role of Chief Financial Officer from Stephen Shamrock, who was appointed as the Company’s Chief Accounting Officer effective as of the Start Date. Mr. Shamrock continued acting as the Company’s principal financial officer through the filing of this Quarterly Report on Form 10-Q, at which time Mr. Hopgood assumed such role.

Nordson Corporation

ITEM 6.	EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Accounting Officer (principal financial officer), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Accounting Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2024 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2024 and 2023, (iii) the Consolidated Balance Sheets at April 30, 2024 and October 31, 2023, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2024	Nordson Corporation

/s/ Stephen Shamrock
Stephen Shamrock
Chief Accounting Officer