Form 10-Q
period 2024-07-31
NORDSON CORP
filed 2024-08-22
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 20, 2024:  57,181,533

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Sales	$661,604	$648,677	$1,945,439	$1,909,319
Operating costs and expenses:
Cost of sales	292,603	288,357	862,134	868,007
Selling and administrative expenses	201,943	189,324	588,196	553,590
	494,546	477,681	1,450,330	1,421,597
Operating profit	167,058	170,996	495,109	487,722
Other income (expense):
Interest expense	(18,803)	(12,089)	(60,354)	(32,532)
Interest and investment income	1,027	603	3,625	1,628
Other income (expense) - net	152	2,542	(971)	(2,059)
	(17,624)	(8,944)	(57,700)	(32,963)
Income before income taxes	149,434	162,052	437,409	454,759
Income taxes	32,107	34,161	92,293	95,044
Net income	$117,327	$127,891	$345,116	$359,715
Average common shares	57,229	56,989	57,171	57,114
Incremental common shares attributable to equity compensation	395	541	449	543
Average common shares and common share equivalents	57,624	57,530	57,620	57,657
Basic earnings per share	$2.05	$2.24	$6.04	$6.30
Diluted earnings per share	$2.04	$2.22	$5.99	$6.24
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Net income	$117,327	$127,891	$345,116	$359,715
Components of other comprehensive income (loss):
Foreign currency translation adjustments	8,096	3,455	19,419	79,986
Pension and other postretirement plan adjustments, net of tax	(1,198)	(159)	(1,638)	(908)
Total other comprehensive income	6,898	3,296	17,781	79,078
Total comprehensive income	$124,225	$131,187	$362,897	$438,793
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	July 31, 2024	October 31, 2023
Cash and cash equivalents	$165,324	$115,679
Receivables - net	538,541	590,886
Inventories - net	438,167	454,775
Prepaid expenses and other current assets	82,106	67,970
Total current assets	1,224,138	1,229,310
Goodwill	2,785,773	2,784,201
Intangible assets - net	628,764	672,744
Property, plant and equipment - net	401,415	392,846
Operating right of use lease assets	96,631	106,176
Deferred income taxes	20,408	16,022
Other assets	47,241	50,471
Total assets	$5,204,370	$5,251,770

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$96,288	$115,662
Accrued liabilities	204,796	199,588
Accounts payable	98,305	106,320
Customer advanced payments	62,339	93,389
Income taxes payable	34,085	45,359
Operating lease liability - current	17,136	16,853
Finance lease liability - current	5,318	4,918
Total current liabilities	518,267	582,089
Long-term debt	1,398,155	1,621,394
Operating lease liability - noncurrent	83,775	92,412
Deferred income taxes	205,309	210,637
Postretirement obligations	51,120	50,862
Pension obligations	42,520	40,425
Finance lease liability - noncurrent	12,454	11,670
Other long-term liabilities	39,012	44,221
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	708,070	668,097
Retained earnings	4,217,680	3,989,353
Accumulated other comprehensive loss	(178,660)	(196,441)
Common shares in treasury, at cost	(1,905,586)	(1,875,202)
Total shareholders' equity	2,853,757	2,598,060
Total liabilities and shareholders' equity	$5,204,370	$5,251,770
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended July 31, 2024
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	12,519	—	—	1,899	14,418
Stock-based compensation	—	4,659	—	—	—	4,659
Purchase of treasury shares	—	—	—	—	(7,371)	(7,371)
Dividends declared ($0.68 per share)	—	—	(38,855)	—	—	(38,855)
Net income	—	—	109,572	—	—	109,572
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	43,943	—	43,943
Defined benefit pension and post-retirement plan adjustments	—	—	—	(459)	—	(459)
January 31, 2024	$12,253	$685,275	$4,060,070	$(152,957)	$(1,880,674)	$2,723,967
Shares issued under company stock and employee benefit plans	—	11,412	—	—	1,389	12,801
Stock-based compensation	—	5,384	—	—	—	5,384
Purchase of treasury shares	—	—	—	—	(556)	(556)
Dividends declared ($0.68 per share)	—	—	(38,941)	—	—	(38,941)
Net income	—	—	118,217	—	—	118,217
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(32,620)	—	(32,620)
Defined benefit pension and post-retirement plan adjustments	—	—	—	19	—	19
April 30, 2024	$12,253	$702,071	$4,139,346	$(185,558)	$(1,879,841)	$2,788,271
Shares issued under company stock and employee benefit plans	—	1,490	—	—	433	1,923
Stock-based compensation	—	4,509	—	—	—	4,509
Purchase of treasury shares	—	—	—	—	(26,178)	(26,178)
Dividends declared ($0.68 per share)	—	—	(38,993)	—	—	(38,993)
Net income	—	—	117,327	—	—	117,327
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	8,096	—	8,096
Defined benefit pension and post-retirement plan adjustments	—	—	—	(1,198)	—	(1,198)
July 31, 2024	$12,253	$708,070	$4,217,680	$(178,660)	$(1,905,586)	$2,853,757

Nordson Corporation

	Nine Months Ended July 31, 2023
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	7,032	—	—	1,775	8,807
Stock-based compensation	—	7,071	—	—	—	7,071
Purchase of treasury shares	—	—	—	—	(6,875)	(6,875)
Dividends declared ($0.65 per share)	—	—	(37,199)	—	—	(37,199)
Net income	—	—	104,261	—	—	104,261
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	76,821	—	76,821
Defined benefit pension and post-retirement plan adjustments	—	—	—	(576)	—	(576)
January 31, 2023	$12,253	$640,800	$3,719,278	$(131,537)	$(1,794,109)	$2,446,685
Shares issued under company stock and employee benefit plans	—	2,632	—	—	369	3,001
Stock-based compensation	—	4,970	—	—	—	4,970
Purchase of treasury shares	—	—	—	—	(47,490)	(47,490)
Dividends declared ($0.65 per share)	—	—	(37,264)	—	—	(37,264)
Net income	—	—	127,563	—	—	127,563
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(290)	—	(290)
Defined benefit pension and post-retirement plan adjustments	—	—	—	(173)	—	(173)
April 30, 2023	$12,253	$648,402	$3,809,577	$(132,000)	$(1,841,230)	$2,497,002
Shares issued under company stock and employee benefit plans	—	5,958	—	—	683	6,641
Stock-based compensation	—	5,858	—	—	—	5,858
Purchase of treasury shares	—	—	—	—	(23,798)	(23,798)
Dividends declared ($0.65 per share)	—	—	(37,084)	—	—	(37,084)
Net income	—	—	127,891	—	—	127,891
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	3,455	—	3,455
Defined benefit pension and post-retirement plan adjustments	—	—	—	(159)	—	(159)
July 31, 2023	$12,253	$660,218	$3,900,384	$(128,704)	$(1,864,345)	$2,579,806
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended
Cash flows from operating activities:	July 31, 2024	July 31, 2023
Net income	$345,116	$359,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,646	80,637
Non-cash stock compensation	14,552	17,067
Deferred income taxes	(3,830)	(930)
Other non-cash expense	3,698	762
Loss on sale of property, plant and equipment	1,015	1,624
Changes in operating assets and liabilities and other	(385)	19,197
Net cash provided by operating activities	459,812	478,072
Cash flows from investing activities:
Additions to property, plant and equipment	(43,786)	(24,244)
Proceeds from sale of property, plant and equipment	63	91
Other	8,833	—
Acquisition of business, net of cash acquired	—	(377,843)
Net cash used in investing activities	(34,890)	(401,996)
Cash flows from financing activities:
Proceeds from issuance of debt	4,334	1,279,151
Repayment of debt	(248,689)	(1,205,195)
Repayment of finance lease obligations	(4,505)	(4,769)
Issuance of common shares in treasury	29,142	18,449
Purchase of treasury shares	(34,105)	(78,163)
Dividends paid	(116,789)	(111,547)
Net cash used in financing activities	(370,612)	(102,074)

Effect of exchange rate changes on cash	(4,665)	5,679
Increase (decrease) in cash and cash equivalents	49,645	(20,319)
Cash and cash equivalents at beginning of period	115,679	163,457
Cash and cash equivalents at end of period	$165,324	$143,138
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2024
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2023.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. Revenue for undelivered items is deferred and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of July 31, 2024 and 2023 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on July 31, 2024 and October 31, 2023. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues at July 31, 2024 and October 31, 2023.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended July 31, 2024 and 2023 were 74 and 138, respectively. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2024 and 2023 were 74 and 141, respectively.
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
2024 Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion Corporation, a Delaware corporation (“Atrion”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 28, 2024, with Alpha Medical Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”), and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and will operate within our Medical and Fluid Solutions segment. The all-cash acquisition of Atrion of approximately $800,000, net of cash acquired, was funded using borrowings under our revolving credit facility and Term Loan Agreement (refer to Long-term debt Note) and cash on hand. Atrion sales for the year ended December 31, 2023 were approximately $169,000.
2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP, DRIP Co-Investment, and certain individuals. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the

Nordson Corporation
Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the "364-Day Term Loan Facility"). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequently paid off in September 2023 with the net proceeds of a senior notes offering. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $687,357 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over nine years), $31,000 of technology (amortized over five years), and $295,000 of customer relationships (amortized over twenty-two years). Goodwill associated with the acquisition was not tax deductible. As of July 31, 2024, the purchase price allocation remains preliminary as we complete our assessment principally of income taxes. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 24, 2023
Cash	$32,966
Receivables - net	31,081
Inventories - net	51,952
Goodwill	687,357
Intangibles	353,500
Other assets	55,993
Total Assets	$1,212,849

Accounts payable	$18,915
Deferred income taxes	100,097
Other liabilities	15,934
Total Liabilities	$134,946
On November 3, 2022, we acquired 100% of CyberOptics Corporation ("CyberOptics"). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $285,330 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over fifteen years), $14,600 of technology (amortized over seven years), and $28,800 of customer contracts (amortized over twelve years). Goodwill associated with the acquisition was not tax deductible. As of July 31, 2024, the purchase price allocation was final. The results of CyberOptics are not material to our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

November 3, 2022
Cash	$40,890
Receivables - net	21,364
Inventories - net	33,639
Goodwill	285,330
Intangibles	58,600
Other assets	13,768
Total Assets	$453,591

Accounts payable	$8,109
Deferred income taxes	14,826
Other liabilities	11,923
Total Liabilities	$34,858

Nordson Corporation
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
Accounts receivable are net of an allowance for credit losses of $11,839 and $10,015 on July 31, 2024 and October 31, 2023, respectively. The provision for losses on receivables was $1,678 and $2,156 for the three and nine months ended July 31, 2024, respectively, compared to provision for losses of $410 and provision income of $239 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	July 31, 2024	October 31, 2023
Finished goods	$255,565	$233,552
Raw materials and component parts	200,961	211,874
Work-in-process	65,462	86,474
	521,988	531,900
Obsolescence and other reserves	(83,821)	(77,125)
	$438,167	$454,775
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	July 31, 2024	October 31, 2023
Land	$15,280	$15,792
Land improvements	5,099	5,019
Buildings	289,691	294,267
Machinery and equipment	577,723	549,291
Enterprise management system	53,385	52,939
Construction-in-progress	40,054	24,916
Leased property under finance leases	30,086	28,406
	1,011,318	970,630
Accumulated depreciation and amortization	(609,903)	(577,784)
	$401,415	$392,846
Depreciation expense was $14,180 and $13,180 for the three months ended July 31, 2024 and 2023, respectively. Depreciation expense was $42,234 and $38,798 for the nine months ended July 31, 2024 and 2023, respectively.

Nordson Corporation
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the nine months ended July 31, 2024 by operating segment were as follows:

	Industrial Precision Solutions	Medical Fluid Systems	Advanced Technology Solutions	Total
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201
Acquisitions	(7,543)	—	—	(7,543)
Currency effect	5,972	1,341	1,802	9,115
Balance at July 31, 2024	$1,207,425	$1,175,199	$403,149	$2,785,773
See Acquisitions Note for additional details.
Information regarding our intangible assets subject to amortization was as follows:

	July 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$811,392	$327,906	$483,486
Patent/technology costs	207,113	128,990	78,123
Trade name	126,820	59,861	66,959
Non-compete agreements	8,486	8,290	196
Other	421	421	—
Total	$1,154,232	$525,468	$628,764

	October 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$794,706	$287,585	$507,121
Patent/technology costs	204,905	112,994	91,911
Trade name	125,692	52,488	73,204
Non-compete agreements	10,028	9,521	507
Other	182	181	1
Total	$1,135,513	$462,769	$672,744
Amortization expense for the three months ended July 31, 2024 and 2023 was $19,202 and $13,922, respectively. Amortization expense for the nine months ended July 31, 2024 and 2023 was $57,412 and $41,839, respectively. See Acquisitions Note for details regarding intangibles recorded due to the acquisition of ARAG and CyberOptics.

Nordson Corporation
Pension and other postretirement plans
The components of net periodic pension and other postretirement cost for the three and nine months ended July 31, 2024 and 2023 were:

	U.S.		International
Three Months Ended	2024	2023	2024	2023
Service cost	$2,507	$2,744	$231	$281
Interest cost	4,752	4,176	688	642
Expected return on plan assets	(6,652)	(6,529)	(417)	(392)
Amortization of prior service credit	—	—	(2)	(13)
Amortization of net actuarial loss	—	—	7	20
Settlement loss	56	—	—	—
Total benefit cost	$663	$391	$507	$538

	U.S.		International
Nine Months Ended	2024	2023	2024	2023
Service cost	$7,522	$8,233	$702	$838
Interest cost	14,257	12,526	2,062	1,887
Expected return on plan assets	(19,958)	(19,587)	(1,250)	(1,151)
Amortization of prior service credit	—	—	(6)	(38)
Amortization of net actuarial loss	—	—	24	61
Settlement loss	56	—	—	—
Total benefit cost	$1,877	$1,172	$1,532	$1,597
The components of other postretirement benefit costs for the three and nine months ended July 31, 2024 and 2023 were:

	U.S.		International
Three Months Ended	2024	2023	2024	2023
Service cost	$70	$100	$1	$1
Interest cost	754	766	3	3
Amortization of net actuarial gain	(147)	—	(14)	(16)
Total benefit cost (income)	$677	$866	$(10)	$(12)

	U.S.		International
Nine Months Ended	2024	2023	2024	2023
Service cost	$211	$299	$4	$4
Interest cost	2,262	2,297	10	8
Amortization of net actuarial gain	(443)	—	(43)	(47)
Total benefit cost (income)	$2,030	$2,596	$(29)	$(35)
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended July 31, 2024 and 2023 was 21.5% and 21.1%, respectively. The effective tax rate for the nine months ended July 31, 2024 and 2023 was 21.1% and 20.9%, respectively.
Due to our share-based payment transactions, our income tax provision included a discrete tax benefit of $537 and $2,846 for the three and nine months ended July 31, 2024, respectively. Our income tax provision included a similar discrete tax benefit of $996 and $2,745 for the three and nine months ended July 31, 2023, respectively.

Nordson Corporation
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2023	$(133,280)	$(63,161)	$(196,441)
Pension and other postretirement plan adjustments, net of tax of $250	—	(1,638)	(1,638)
Foreign currency translation adjustments (a)	19,419	—	19,419
Balance at July 31, 2024	$(113,861)	$(64,799)	$(178,660)
(a) Includes a net loss of $11,475, net of tax of $3,427, on net investment hedges.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of July 31, 2024, a total of 1,875 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues postretirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $1,426 and $3,960 for the three and nine months ended July 31, 2024, respectively, compared to $1,697 and $4,982 for the three and nine months ended July 31, 2023, respectively.
The following table summarizes activity related to stock options for the nine months ended July 31, 2024:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2023	1,062	$152.41
Granted	61	238.35
Exercised	(243)	122.43
Forfeited or expired	(7)	229.00
Outstanding at July 31, 2024	873	$166.21	$74,716	4.9 years
Expected to vest	164	$239.41	$2,428	8.0 years
Exercisable at July 31, 2024	707	$149.00	$72,263	4.2 years
As of July 31, 2024, there was $5,668 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.9 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended	July 31, 2024			July 31, 2023
Expected volatility	30.3%	-	31.7%	30.4%	-	31.8%
Expected dividend yield	1.15%	-	1.20%	1.12%	-	1.27%
Risk-free interest rate	4.22%	-	4.52%	3.79%	-	4.21%
Expected life of the option (in years)	5.0	-	6.2	5.0	-	6.2
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
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2024 and 2023 was $79.84 and $77.99, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2024 and 2023 was $3,115 and $7,741, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2024 and 2023 was $33,286 and $19,873, respectively.
Cash received from the exercise of stock options for the nine months ended July 31, 2024 and 2023 was $29,142 and $18,449, respectively.
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
As of July 31, 2024, there was no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares during the three months ended July 31, 2024 and 2023 was $0 and $73, respectively, which included common share dividends of $0 and $2, respectively. For the nine months ended July 31, 2024 and 2023, the amounts charged to expense related to restricted shares were $0 and $336, respectively, which included common share dividends of $0 and $5, respectively.

Nordson Corporation
The following table summarizes activity related to restricted share units during the nine months ended July 31, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2023	69	$236.28
Granted	39	234.74
Forfeited	(5)	241.30
Vested	(31)	233.05
Restricted share units at July 31, 2024	72	$236.37
As of July 31, 2024, there was $10,876 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.9 years. The amount charged to expense related to restricted share units during each of the three months ended July 31, 2024 and 2023 was $2,198 and $2,152, respectively, compared to charges of $6,658 and $6,658, respectively, for the nine months ended July 31, 2024 and 2023, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant. The per share values were $229.58 and $225.14 in 2024, and $231.34, $211.25 and $214.51 for 2023. The amount charged to expense related to performance awards for the three months ended July 31, 2024 and 2023 was $771 and $1,831, respectively. For the nine months ended July 31, 2024 and July 31, 2023, $3,637 and $4,785 were charged to expense, respectively. As of July 31, 2024, there was $8,224 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation, and for executive officers, up to 90 percent of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2024 and 2023 was $23 and $30, respectively, compared to $71 and $77 for the nine months ended July 31, 2024 and 2023, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2023	78	$93.11
Dividend equivalents	1	249.14
Distributions	(14)	54.21
Outstanding at July 31, 2024	65	$103.73
The amount charged to expense related to director deferred compensation for the three months ended July 31, 2024 and 2023 was $91 and $76, respectively, compared to $226 and $234 for the nine months ended July 31, 2024 and 2023, respectively.

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

Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Beginning balance at October 31	$14,401	$11,723
Accruals for warranties	10,841	14,938
Warranty payments	(11,279)	(12,939)
Currency effect	(209)	566
Ending balance	$13,754	$14,288
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

Nordson Corporation
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
July 31, 2024
Net external sales	$370,561	$166,737	$124,306	$—	$661,604
Operating profit (loss)	118,110	48,374	22,945	(22,371)	167,058
July 31, 2023
Net external sales	$338,257	$170,871	$139,549	$—	$648,677
Operating profit (loss)	115,346	54,019	27,083	(25,452)	170,996

Nine Months Ended
July 31, 2024
Net external sales	$1,092,099	$495,229	$358,111	$—	$1,945,439
Operating profit (loss)	344,305	143,467	60,767	(53,430)	495,109
July 31, 2023
Net external sales	$985,610	$491,683	$432,026	$—	$1,909,319
Operating profit (loss)	329,439	141,326	70,136	(53,179)	487,722
We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Americas	$287,016	$290,515	$855,456	$834,125
Europe	179,370	167,536	540,750	498,379
Asia Pacific	195,218	190,626	549,233	576,815
Total net external sales	$661,604	$648,677	$1,945,439	$1,909,319
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$4,308	$—	$4,308	$—
Net investment contracts (b)	5,834	—	5,834	—
Total assets at fair value	$10,142	$—	$10,142	$—

Liabilities:
Deferred compensation plans (c)	$9,513	$—	$9,513	$—
Foreign currency forward contracts (a)	5,414	—	5,414	—
Net investment contracts (b)	17,100	—	17,100	—
Total liabilities at fair value	$32,027	$—	$32,027	$—

Nordson Corporation

October 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$696	$—	$696	$—
Net investment contracts (b)	13,713	—	13,713	—
Total assets at fair value	$14,409	$—	$14,409	$—
Liabilities:
Deferred compensation plans (c)	$9,637	$—	$9,637	$—
Net investment contracts (b)	9,985	—	9,985	—
Foreign currency forward contracts (a)	10,425	—	10,425	—
Total liabilities at fair value	$30,047	$—	$30,047	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The fair value of these hedges is primarily based on the exchange rate between the currency pair of the hedge upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk. The notional amount of our net investment hedge contracts as of July 31, 2024 was $840,271.
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

	July 31, 2024
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,483,798	$1,530,217
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
For the three months ended July 31, 2024, we recognized a net gain of $2,954 on foreign currency forward contracts and a net loss of $3,418 from the change in fair value of balance sheet positions. For the three months ended July 31, 2023, we recognized a net loss of $93 on foreign currency forward contracts and a net loss of $855 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2024, we recognized a net gain of $8,624 on foreign currency forward contracts and a realized net loss of $11,035 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2023, we recognized a net gain of $12,086 on foreign currency forward contracts and a net loss of $19,710 from the change in fair value of

Nordson Corporation
balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2024 and 2023:

July 31, 2024 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$124,144	$144,557
British pound	17,187	138,240
Japanese yen	18,113	26,580
Mexican Peso	50	32,714
Hong Kong dollar	—	1,942
Singapore dollar	2,391	22,735
Australian dollar	—	9,630
Taiwan Dollar	—	8,000
Others	3,425	71,755
Total	$165,310	$456,153

July 31, 2023 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$95,064	$194,850
British pound	20,489	132,956
Mexican Peso	3,227	28,158
Japanese yen	23,195	17,908
Hong Kong dollar	2,080	7,265
Singapore dollar	60	19,817
Australian dollar	—	9,236
Taiwan Dollar	—	8,000
Others	2,602	71,830
Total	$146,717	$490,020
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and nine months ended July 31, 2024 and 2023, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
As of July 31, 2024, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar, Singapore Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A loss of $6,968 and a loss of $11,475, net of tax, was recorded for the three and nine months ended July 31, 2024, respectively, compared to a $1,205 loss, net of tax, for both the three and nine months ended July 31, 2023, respectively.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Consolidated Balance Sheets as of July 31, 2024:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$5,579	$255	$7,827	$9,273

Nordson Corporation
Long-term debt
A summary of long-term debt is as follows:

	July 31, 2024	October 31, 2023
Notes Payable	$10,644	$5,019
Revolving credit agreement, due 2028	130,000	248,000
Term loan due 2026	280,000	300,000
Senior notes, due 2025	8,500	32,000
Senior notes, due 2025-2027	37,143	54,286
Senior notes, due 2025-2030	190,000	260,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
	1,506,287	1,749,305
Less current maturities	96,288	115,662
Less unamortized debt issuance costs	10,487	10,773
Less bond discounts	1,357	1,476
Long-term maturities	$1,398,155	$1,621,394
Revolving credit agreement — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). In June 2024, the Revolving Facility was amended to increase the aggregate principal amount to $922,500. The Company borrowed and had outstanding $280,000 on the Term Loan Facility and $130,000 on the Revolving Facility as of July 31, 2024. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) RFR, as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the New Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at July 31, 2024 was 6.39%.
364-day term loan agreement — In June 2024, we entered into a 364-day term loan agreement (the "Term Loan Agreement") with a group of banks. The Term Loan Agreement provides for a delayed draw term loan facility in the aggregate principal amount of $500,000 and was entered into to fund, in part, the acquisition of Atrion.
Senior notes, due 2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 0.99 years. The weighted-average interest rate at July 31, 2024 was 3.07%.
Senior notes, due 2025-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.80 years. The weighted-average interest rate at July 31, 2024 was 3.13%.
Senior notes, due 2025-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.95 years. The weighted-average interest rate at July 31, 2024 was 4.03%.
5.60% Notes due 2028 and 5.80% Notes due 2033 — In September 2023, we completed an underwritten public offering (the "Offering") of $350,000 aggregate principal amount of 5.60% Notes due 2028 and $500,000 aggregate principal amount of 5.80% Notes due 2033.
We were in compliance with all covenants at July 31, 2024, and the amount we could borrow would not have been limited by any debt covenants.

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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the "Site") and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of July 31, 2024 and October 31, 2023, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $181 and $231, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Subsequent Event
On August 21, 2024, the Company completed the acquisition of Atrion pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and will operate within our Medical and Fluid Solutions segment. The all-cash acquisition of Atrion of approximately $800,000, net of cash acquired, was funded using borrowings under our revolving credit facility and Term Loan Agreement (refer to Long-term debt Note) and cash on hand. Atrion sales for the year ended December 31, 2023 were approximately $169,000.

Nordson Corporation
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors affecting our financial condition and results of operations for the periods included in the accompanying condensed consolidated financial statements. Throughout this Quarterly Report on Form 10-Q, components may not sum to totals due to rounding.
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
Results of Operations
Three Months Ended July 31, 2024
Worldwide sales for the three months ended July 31, 2024 were $661,604, an increase of 2.0% from sales of $648,677 for the comparable period of 2023. The increase included a 3.8% increase due to an acquisition and an unfavorable effect from currency translation of 0.9%. Organic sales decreased 0.9%, driven by lower demand in electronics and medical product lines, partially offset by growth in packaging, nonwovens, and optical sensors product lines.
In the Americas region, sales were $287,016 for the three months ended July 31, 2024, a decrease of 1.2% from the comparable period of 2023, consisting of an organic sales decrease of 3.4%, an increase due to an acquisition of 2.4%, and unfavorable currency effects of 0.2%. In the Asia Pacific region, sales were $195,218, an increase of 2.4% from the comparable period of 2023, consisting of an organic sales increase of 4.1% and a 0.8% increase due to an acquisition, partially offset by unfavorable currency effects of 2.5%. In Europe, sales were $179,370, an increase of 7.1% from the comparable period of 2023, consisting of an organic sales decrease of 2.0%, unfavorable currency effects of 0.7%, and a 9.8% increase due to an acquisition.
Cost of sales for the three months ended July 31, 2024 were $292,603, up from $288,357 in the comparable period of 2023. Gross profit, expressed as a percentage of sales, increased to 55.8% from 55.5% in the comparable period of 2023. The increase in gross profit was due to favorable mix overall.
Selling and administrative expenses for the three months ended July 31, 2024 were $201,943, up from $189,324 in the comparable period of 2023. The 6.7% increase was primarily driven by the first-year effect of an acquisition.
Operating profit decreased to $167,058 for the three months ended July 31, 2024, compared to $170,996 in the comparable period of 2023. Operating profit as a percentage of sales decreased to 25.3% for the three months ended July 31, 2024, compared to 26.4% in the comparable period of 2023. The 1.1 percentage-point decline in operating margin was primarily driven by reduced sales leverage on selling and administrative expenses, partially offset by improved gross margin percentage performance.
Interest expense for the three months ended July 31, 2024 was $18,803, compared to $12,089 in the comparable period of 2023. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other income was $152 compared to $2,542 in the comparable period of 2023. Included in 2024 other income were pension and postretirement income of $1,028 and $464 of foreign currency losses. Included in 2023 other income were pension and postretirement income of $1,343 and $886 in foreign currency losses.

Nordson Corporation
Net income for the three months ended July 31, 2024 was $117,327, or $2.04 per diluted share, compared to $127,891, or $2.22 per diluted share, in the same period of 2023. This change represents an 8.3% decrease in net income, and an 8.1% decrease in diluted earnings per share. The decrease in income reflects increased interest expense from prior year acquisitions and slightly lower overall operating margins.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $370,561 in the three months ended July 31, 2024, an increase of 9.6% from sales of $338,257 for the comparable period of 2023. The increase consisted of an acquisition impact of 7.4% and an organic sales increase of 3.6%, partially offset by unfavorable currency effects of 1.4%. The organic sales increase was driven primarily by packaging and nonwovens product lines.
Operating profit as a percentage of sales decreased to 31.9% for the three months ended July 31, 2024 compared to 34.1% in the comparable period of 2023. The 2.2 percentage point decline in operating margin was primarily due to higher intangible asset amortization expense of $5,786 related to the ARAG acquisition.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $166,737 in the three months ended July 31, 2024, a decrease of 2.4% from sales of $170,871 for the comparable period of 2023. The decrease consisted of an organic sales decrease of 2.0% and an unfavorable currency effect of 0.4%. The organic sales decrease was driven by lower demand in interventional solutions and fluid components product lines.
Operating profit as a percentage of sales decreased to 29.0% for the three months ended July 31, 2024 compared to 31.6% in the comparable period of 2023. The 2.6 percentage point decline in operating margin was primarily due to unfavorable mix.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $124,306 in the three months ended July 31, 2024, a decrease of 10.9% from sales of $139,549 for the comparable period of 2023. The decrease consisted of an organic sales decrease of 10.2% and an unfavorable currency effect of 0.7%. The organic sales decrease was driven by softness in electronics processing and x-ray and test product lines, offset by growth in optical sensors product lines.
Operating profit as a percentage of sales decreased to 18.5% for the three months ended July 31, 2024 compared to 19.4% in the comparable period of 2023. The decrease in operating margin was primarily due to the decline in sales.
Nine Months Ended July 31, 2024
Worldwide sales for the nine months ended July 31, 2024 were $1,945,439, an increase of 1.9% from sales of $1,909,319 for the comparable period of 2023. The increase consisted of 4.5% increase due to acquisitions, partially offset by a 2.2% decrease in organic sales and an unfavorable effect from currency translation of 0.4%. The organic sales decrease was principally driven by the Advanced Technology Solutions segment, partially offset by organic sales increases in the Industrial Precision Solutions and Medical Fluid Solutions segments.
In the Americas region, sales were $855,456, an increase of 2.6% from the comparable period of 2023, consisting of an organic sales decrease of 0.3%, an increase of 2.7% due to an acquisition, and favorable currency effects of 0.2%. In the Asia Pacific region, sales were $549,233, a decrease of 4.8% from the comparable period of 2023, consisting of an organic sales decrease of 3.1% and unfavorable currency effects of 2.4%, partially offset by a 0.7% increase from an acquisition. In Europe, sales were $540,750, an increase of 8.5% from the comparable period of 2023, consisting of a 12.2% increase from an acquisition and favorable currency effects of 0.8%, partially offset by an organic sales decrease of 4.5%.
Cost of sales for the nine months ended July 31, 2024 were $862,134, down from $868,007 in the comparable period of 2023. Gross profit, expressed as a percentage of sales, increased to 55.7% from 54.5% in the comparable period of 2023. The 1.2 percentage point increase in gross margin was primarily driven by improved manufacturing efficiencies and favorable product mix.
Selling and administrative expenses for the nine months ended July 31, 2024 were $588,196, up from $553,590 in the comparable period of 2023. The 6.3% increase was primarily driven by the first-year effect of an acquisition, partially offset by improved cost controls.
Operating profit increased to $495,109 for the nine months ended July 31, 2024 compared to $487,722 in the nine months ended July 31, 2023. Operating profit as a percentage of sales was 25.4% for the nine months ended July 31, 2024 compared to 25.5% in the comparable period of 2023.

Nordson Corporation
Interest expense for the nine months ended July 31, 2024 was $60,354, compared to $32,532 in the comparable period of 2023. The increase was due primarily to higher average debt levels, driven by acquisitions. Other expense was $971 compared to $2,059 in the comparable period of 2023. Included in 2024 other expense were other pension and postretirement income of $3,085 and $2,411 of foreign currency losses. Included in 2023 other expense were pension and postretirement income of $4,044 and $7,625 of foreign currency losses.
Net income for the nine months ended July 31, 2024 was $345,116, or $5.99 per diluted share, compared to $359,715, or $6.24 per diluted share, in the same period of 2023. This change represents a 4.1% decrease in net income, and a 4.0% decrease in diluted earnings per share. The decrease in income was driven primarily by increased interest expense.
Industrial Precision Solutions
Sales of the Industrial Precision Solutions segment were $1,092,099 in the nine months ended July 31, 2024, an increase of 10.8% from sales in the comparable period of 2023 of $985,610. The increase was the result of higher organic sales of 2.5% and an increase of 8.8% due to an acquisition. Organic sales growth was driven primarily by the industrial coatings and packaging product lines.
Operating profit as a percentage of sales decreased to 31.5% for the nine months ended July 31, 2024 compared to 33.4% in the comparable period of 2023. The 1.9 percentage point decline in operating margin was primarily due to higher intangible asset amortization expense of $17,146 related to the ARAG acquisition.
Medical and Fluid Solutions
Sales of the Medical and Fluid Solutions segment were $495,229 in the nine months ended July 31, 2024, an increase of 0.7% from sales in the comparable period of 2023 of $491,683. The increase was the result of an organic sales increase of 0.9%. Sales growth occurred principally in the interventional solutions product line.
Operating profit as a percentage of sales increased to 29.0% for the nine months ended July 31, 2024 compared to 28.7% in the comparable period of 2023. The 0.3 percentage point improvement in operating margin was primarily due to the increase in sales and improved factory efficiencies.
Advanced Technology Solutions
Sales of the Advanced Technology Solutions segment were $358,111 in the nine months ended July 31, 2024, a decrease of 17.1% from sales in the comparable period of 2023 of $432,026. The decrease was the result of an organic sales decrease of 16.6% and unfavorable currency effects that decreased sales by 0.5%. The organic sales decrease was driven by weakness across the segment.
Operating profit as a percentage of sales increased to 17.0% for the nine months ended July 31, 2024 compared to 16.2% in the comparable period of 2023. The improvement in operating margin was primarily due to improved factory efficiencies and cost controls.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets including forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three and nine months ended July 31, 2024 was 21.5% and 21.1%, respectively, compared to 21.1% and 20.9%, respectively, for the three and nine months ended July 31, 2023.
Foreign Currency Effects
In the aggregate, average exchange rates for 2024 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2023. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2024 were translated at exchange rates in effect during the same period of 2023, we estimated that sales would have been approximately $8,000 higher while costs of sales and selling and administrative expenses would have been approximately $5,000 higher. If transactions for the nine months ended July 31, 2024 were translated at exchange rates in effect during the same period of 2023, we estimated that sales would have been approximately $8,000 higher while costs of sales and selling and administrative expenses would have been approximately $5,000 higher.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
During the nine months ended July 31, 2024, cash and cash equivalents increased $49,645. Cash provided by operations during this period was $459,812 compared to $478,072 for the nine months ended July 31, 2023. The primary sources were net income adjusted for non-cash income and expenses, which was $460,197, compared to $458,875 for the nine months ended July 31, 2023. Changes in operating assets and liabilities decreased cash by $385 in the nine months ended July 31, 2024 and increased cash by $19,197 in the comparable period of 2023. The change for the nine months ended July 31, 2024 was driven primarily by improvements in accounts receivable and inventory, principally offset by decreases in customer advance payments, accounts payable and accrued liabilities, including income taxes payable.
Cash used in investing activities was $34,890 for the nine months ended July 31, 2024, compared to $401,996 used in the comparable period of 2023. During the nine months ended July 31, 2024, cash of $43,786 was used for capital expenditures. During the nine months ended July 31, 2023, cash of $377,843 was used for the CyberOptics acquisition and $24,244 was used for capital expenditures.
Cash used in financing activities was $370,612 for the nine months ended July 31, 2024, compared to cash used of $102,074 in the comparable period of 2023. In the nine months ended July 31, 2024, cash of $116,789 was used for dividend payments and cash of $34,105 was used for the purchase of treasury shares, versus $111,547 and $78,163, respectively, in the comparable period of 2023. The nine months ended July 31, 2024 included net repayments of long-term debt of $244,355, compared to net borrowings of $73,956 during the nine months ended July 31, 2023.
The following is a summary of significant changes by balance sheet caption from October 31, 2023 to July 31, 2024. Receivables-net decreased $52,345, primarily due to higher collections from customers, and intangibles decreased by $43,980, principally due to amortization. Long-term debt also decreased $223,239 due to the use of operating cash flow to pay down debt balances.
The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash provided by operations and borrowings under our loan agreements. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash. We were in compliance with all debt covenants as of July 31, 2024. Refer to our Long-term debt in the notes to our condensed consolidated financial statements for additional details regarding our debt outstanding and Term Facility.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of Atrion, the ARAG Group and CyberOptics; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of July 31, 2024. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended July 31, 2024:

(In whole shares)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2024 to May 31, 2024	200	$260.10	—	$548,800
June 1, 2024 to June 30, 2024	86,343	$231.09	86,343	$528,847
July 1, 2024 to July 31, 2024	21,944	$230.09	21,944	$523,798
Total	108,487	$230.94	108,287	$523,798
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $523,798 of the total $1,500,000 authorized remained available for share repurchases at July 31, 2024. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation                                          Table of Contents
ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended July 31, 2024, any director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company that adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, is disclosed below.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement[1]	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities[2]
Stephen P. Lovass Executive Vice President	Adoption 7/8/2024	Rule 10b5-1 Trading Arrangement	Sale	Until 11/31/2025	Up to 2,229 [3] Common Shares
Jennifer L. McDonough Executive Vice President, General Counsel and Secretary	Adoption 7/8/2024	Rule 10b5-1 Trading Arrangement	Sale	Until 12/31/2024	Up to 1,072 Common Shares
James E. DeVries Executive Vice President, Continuous Improvement	Adoption 7/10/2024	Rule 10b5-1 Trading Arrangement	Sale	Until 11/21/2025	Up to 9,100 Common Shares
Joseph P. Kelley Executive Vice President	Adoption 7/10/2024	Rule 10b5-1 Trading Arrangement	Sale	Until 7/3/2025	Up to 4,000 Common Shares
1 Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
2 The aggregate number of securities may include common shares subject to restricted stock units previously granted to the reporting director or officer may vest and be released to the reporting director or officer on or after July 31, 2024 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to the reporting director or officer pursuant to the restricted stock units and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld by the Company to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable.
3 This figure includes an estimate of the number of shares issuable under performance share units ("PSUs") awarded under the Company's 2021 Stock Incentive and Award Plan ("SIAP") that may be sold under the trading arrangement; however, the actual number of shares that will be acquired through the SIAP may vary. In addition, the number of shares that may be sold under the trading arrangement includes the target number of shares issuable under Mr. Lovass' PSU award vesting during the term of the trading arrangement.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended July 31, 2024.

Nordson Corporation

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of May 28, 2024, by and among Nordson Corporation, Alpha Medical Merger Sub, Inc. and Atrion Corporation (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K dated May 28, 2024)**
2.2	Voting and Support Agreement, dated as of May 28, 2024, by and among Nordson Corporation, Montclair Harbour LLC, David A. Battat and Emile A. Battat (incorporated herein by reference to Exhibit 2.2 to Registrant’s Form 8-K dated May 28, 2024)
2.3	Voting and Support Agreement, dated as of May 28, 2024, by and among Nordson Corporation, Stupp Bros., Inc. and John P. Stupp Jr. (incorporated herein by reference to Exhibit 2.3 to Registrant’s Form 8-K dated May 28, 2024)
4.1	364-Day Term Loan Agreement, dated as of June 21, 2024, by and among Nordson Corporation, as Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 8-K dated June 24, 2024)
4.2	Incremental Amendment to Credit Agreement, dated as of June 21, 2024, by and among Nordson Corporation as Borrower, Nordson Engineering GmbH as German Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 4.2 to Registrant’s Form 8-K dated June 24, 2024)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2024 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2024 and 2023, (iii) the Consolidated Balance Sheets at July 31, 2024 and October 31, 2023, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

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

Date: August 22, 2024	Nordson Corporation

/s/ Stephen Shamrock
Stephen Shamrock
Chief Accounting Officer