Form 10-K
period 2024-10-31
NORDSON CORP
filed 2024-12-18
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number   0-7977
NORDSON CORPORATION
(Exact name of Registrant as specified in its charter)
Ohio
(State or other jurisdiction of incorporation or organization
28601 Clemens Road Westlake, Ohio
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2024 was approximately $14,758,563,021.
There were 57,016,026 Common Shares outstanding as of November 30, 2024.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders - Part III of the Form 10-K

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
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 67 percent of our revenues were generated outside the United States in 2024.
As of October 31, 2024, we had approximately 8,000 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
The NBS Next growth framework, the heart of the Ascend strategy, uses data-based segmentation to identify our greatest opportunities for profitable growth and ensure we are investing our resources in those areas. Using data in a consistent and disciplined way, leaders across the Company are defining their strategic business priorities.
We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies and leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that have differentiated precision technology-based product portfolios, serve attractive high-growth end-markets applications and have a customer-centric business model. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors with new customers and expand the scope of the solutions we can offer to our customers.
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
Nordson Corporation 4

professional global team capable of meeting corporate objectives. For more information, see "Human Capital Resources" below.
We recognize the value of employee participation in the planning process. Strategic and operating plans are developed by all divisions, resulting in a sense of ownership and commitment on the part of employees in accomplishing our objectives.
We are an equal opportunity employer.
At Nordson, we have a long and proud history of investing in the communities where we live and work. We are committed to contributing up to five percent of domestic pretax earnings to education, human welfare services and other charitable activities, particularly in communities where we have significant operations. Through the Nordson Corporation Foundation, we give back by providing grants to nonprofits in communities where we have facilities employing approximately 100 people. In recent years, we have extended our reach internationally through our 2:1 employee Matching Gifts, as well as community giving programs in ten international locations. Since 1989, we have donated more than $173 million to communities where we live and work. In addition, our employees volunteered more than 113,000 hours through our Time ‘N Talent and Dollars for Doers programs.
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
We market our products globally, primarily through a direct sales force, and also through qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds and reduce consumption of materials. We serve a broad customer base, both in terms of industries and geographic regions. In 2024, no single customer accounted for ten percent or more of our sales.
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
Nordson Corporation 5

•Precision Agriculture – Precision agriculture spraying solutions, including fluid components, such as nozzles, pumps and filters; smart components that measure and control the flow, quantity and location of dispensed fluid; and control systems that provide a greater variety of input and functionality to the customer. This broad product portfolio is supported by differentiated software and data capabilities.
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
Medical and Fluid Solutions
This segment includes components and device solutions for medical, life science, high-tech industrial and other diverse end markets.
•Medical – Components and devices for minimally invasive interventional surgical procedures, including cannulas, catheters and medical balloons. Products also include proprietary single-use plastic components in medical applications, including biopharmaceutical, patient care/surgical and diagnostic systems.
•Fluid Management – Precision manual and semi-automated dispensers and highly engineered single-use plastic molded syringes, cartridges, tips and fluid connection components. Products are used within critical medical and industrial production processes and for applying and controlling the flow of adhesives, sealants and lubricants. Key strategic markets include electronics, industrial, medical and animal health.
Atrion Acquisition
On August 21, 2024, Nordson acquired Atrion Corporation, a Delaware corporation (“Atrion”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 28, 2024, among Nordson, Alpha Medical Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”) and Atrion. Headquartered in Allen, Texas, Atrion is a manufacturer of proprietary medical products and generated approximately $169 million in annual revenue in 2023. Established in 1944, Atrion supports customers globally through three FDA registered U.S. Food and Drug Administration manufacturing facilities located in the United States. Atrion’s portfolio is included in the Company's Medical and Fluid Solutions segment. It consists of three key businesses that we believe will significantly expand Nordson’s addressable market in infusion and cardiovascular therapies:
•Halkey Roberts is a leader in infusion fluid delivery solutions, including single-use original equipment manufacturer ("OEM") medical components such as swabable needle free and pressure relief valves.
•Atrion Medical is a leading provider of OEM interventional inflation devices for balloon catheterization, stent deployment and fluid delivery in structural heart, ears, nose and throat and gastrointestinal procedures.
•Quest Medical’s highly differentiated myocardial protection devices and single-use consumables deliver real-time precise drug administration during cardiovascular surgery.
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
Manufacturing, Raw Materials and Other Resources
Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and
Nordson Corporation 6

sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Michigan, Minnesota, Pennsylvania, Rhode Island, Tennessee, Florida, Texas, Alabama and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, financial stability and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve service and manage compliance requirements and the cost effectiveness of our products may result in a reduction in the number of our suppliers.
Senior operating management supervises an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.
Natural gas, electricity and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.
We continue to see a stabilization of the global supply chain, improved lead times and lower inflation risk. We enhanced our risk mitigation and sourcing efforts as a result of the COVID-19 pandemic and geopolitical tensions. Logistics flows have improved, and global forwarding rates have returned closer to pre-pandemic levels, except for Asia-origin shipments, which continue to be more volatile. We continue to see moderate rate increases on parcel and domestic trucking activity.
Intellectual Property
We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual provisions to protect our intellectual property. Our worldwide intellectual property portfolio is strengthened through innovation and brand recognition, and our comprehensive approach for protection and enforcement. We enter into confidentiality and intellectual property agreements with our employees that require them to disclose any inventions created in the scope of employment, convey all rights to those inventions to us and restrict the distribution of proprietary information. Risk factors associated with our intellectual property are discussed in Item 1A, "Risk Factors."
We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our rights to sell our products both domestically and internationally. Although in the aggregate, our global portfolio of more than 2,100 granted and pending patents and more than 1,000 trademarks are valuable assets that are important to our operations, we believe that our competitive advantage is also largely attributable to the technical, marketing and sales competence and capabilities of our employees, rather than on any individual patent or trademark. Therefore, we do not consider the expiration or loss of any single patent, trademark or intellectual property right, to be material to our business as a whole.
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

Nordson Corporation 7

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
Compliance with Governmental Regulations
Our global operations are subject to a variety of federal, state, local and international laws, regulations and compliance obligations relating to the manufacturing, designing and servicing of highly complex products and solutions. Examples of such regulations include, but are not limited to, import and export controls, data privacy, environmental, product safety, corruption, bribery, employment and labor. To support our policy of compliance in every jurisdiction we do business, we have robust internal controls, quality management systems, and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits and risk assessments, as well as an ethics helpline reporting system. The following describes certain significant regulations that may impact our business. For additional information about the risks associated with these laws and regulations, see Part I, Item 1A, "Risk Factors."
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
We believe that policies, practices and procedures have been properly designed to prevent unreasonable risk of material regulation or compliance obligations arising from our operations. Compliance with federal, state, local and foreign regulation and laws during 2024 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for any such matters will not have a material adverse effect on our financial position, operating results or liquidity, but we cannot guarantee that material liabilities may not arise from regulation and compliance obligations in the future.
Nordson Corporation 8

Human Capital Resources
Employee Profile
As of October 31, 2024, we had approximately 8,000 employees.
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
In the U.S., we match contributions to a tax-qualified defined contribution retirement savings plan (the “Savings Plan”) for all eligible employees, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach 6% of her or his base compensation. In addition, non-union new hires and re-hires as of July 1, 2021 are eligible for an additional enhanced 401(k) contribution of 3% eligible earnings. All contributions by employees into the Savings Plan are fully vested immediately. Company contributions, both the match and enhanced contribution, have a three-year graded vesting schedule and vest at 33 1/3% each year until fully vested after three years of employment. We also maintain a non-qualified, unfunded and unsecured deferred compensation plan for the benefit of eligible management. In addition, non-union employees hired prior to July 1, 2021 are eligible to participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Salaried Pension Plan”). The Salaried Pension Plan is designed to work together with social security benefits to provide employees with up to 30 years of service retirement income replacement that is approximately 55% of eligible compensation, subject to the Internal Revenue Code maximum monthly benefit. Participants fully vest in the Salaried Pension Plan after five years of service. All eligible union employees hired prior to November 1, 2004 participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Hourly Pension Plan”). The Hourly Pension Plan provides a multiplier for each year of service to supplement employees’ retirement income. We also maintain a supplemental retirement benefit restoration plan (“Excess Defined Benefit Pension Plan”), which is an unfunded, non-qualified plan that is designed to provide retirement benefits to U.S.-based eligible officers hired prior to July 1, 2021, as a replacement for retirement benefits limited by regulations under the Internal Revenue Code.
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
Nordson Corporation 9

Available Information
Our annual report, quarterly reports and current reports (Form "8-K") and amendments to those reports filed or furnished with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge at https://investors.nordson.com as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. Copies of these reports may also be obtained free of charge by sending written requests to Corporate Communications, Nordson Corporation, 28601 Clemens Road, Westlake, Ohio 44145. The contents of our website are not incorporated by reference herein and are not deemed to be a part of this annual report.
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

Risks Related to Economic Conditions
Changes in United States or international economic conditions, including declines in the industries we serve, could adversely affect the revenue stream and profitability of any of our operations.
In 2024, approximately 33 percent of our revenue was generated in the United States, while approximately 67 percent was generated outside the United States. The COVID-19 pandemic and related preventative and mitigation measures implemented by governments around the world and the conflicts in Europe and the Middle East have negatively impacted the global economy and created significant volatility and disruption of financial markets, and may continue to do so in future periods.
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
A portion of our product sales is attributable to industries and markets, such as the electronics, polymer processing, agriculture, and metal finishing industries, which historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or markets may reduce sales of some of our products. It is not possible to accurately predict the factors that will affect demand for our products in the future.
Any significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event or conditions, including inflationary pressures, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets. We cannot predict the strength or duration of any economic slowdown and instability or the timing of any recovery.
Our financial results have been, and could continue to be, significantly impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the impact of the “United States-Mexico-Canada Agreement” with Mexico and Canada, which replaced the North American Free Trade Agreement, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the incoming U.S. presidential administration has proposed to significantly increase tariffs on foreign imports into the United States, particularly from Canada, China and Mexico. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business. Further, the conflicts in Europe and the Middle East may have significant adverse effects on international trade policy.

Nordson Corporation 10

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
A significant portion of our consolidated revenues in 2024 were generated in currencies other than the United States dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the United States dollar and the currencies in which we do business have caused and may continue to cause foreign currency transaction and translation movements, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where applicable, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, the impact of conflicts in Europe and the Middle East, changes in monetary policies and the effects of the departure of the United Kingdom from the European Union ("Brexit") have caused increased volatility in global currency exchange rates that have resulted in the strengthening of the United States dollar against the foreign currencies in which we conduct business. Future adverse consequences arising from the conflicts in Europe and the Middle East and Brexit may include continued volatility in exchange rates. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into United States dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the United States dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
Risks Related to Our Business and Operations
Political conditions in and between the United States and foreign countries in which we operate could adversely affect our business.
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
•threats of war, terrorism or governmental instability, including the conflicts in Europe and the Middle East;
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
Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other
Nordson Corporation 11

trade policies, may materially and adversely affect our ability to sell our products in foreign markets. The incoming U.S. presidential administration has criticized existing trade agreements, and while it remains unclear what actions the current or future administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be ultimately imposed in the future.
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
Increased information technology threats and cybersecurity incidents and threats could pose a risk to our systems, networks, products, solutions and services and those of our business partners.
We have experienced and expect to continue to experience cybersecurity threats and some cybersecurity incidents to our systems and networks. We do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents, have had, or are reasonably likely to have, a material adverse effect on the company, including our business, strategy, results of operations or financial condition. To conduct our business, we rely extensively on information technology systems, networks and services, some of which are managed, hosted and provided by third-party business partners. Increased global information technology security threats, computer crime and cyberterrorism pose a risk to the security of our systems and networks and those of our third-party service providers and the confidentiality, availability and integrity of our data. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software including software commonly used by companies in cloud-based services and bundled software. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. A cybersecurity incident or failure or disruption relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity requirements may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity.
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
Nordson Corporation 12

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
We may face particular data protection and privacy risks in connection with the European Union's Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.
The interpretation and application of data protection laws and other regulations, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personal information in the U.S., Europe and elsewhere (including but not limited to the European Union’s GDPR and the CCPA), are uncertain and evolving. These laws and regulations may grant, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection laws and regulations, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our confidential or sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory investigations, fines, and sanctions, consumer and class action litigation, commercial litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability and other unfavorable consequences.
A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our business, financial condition, results of operations and cash flows.
While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and prevailing price levels, including as a result of inflation or the imposition of tariffs, import or export licensing requirements and other potential changes in trade policies. The conflicts in Europe and the Middle East have negatively impacted, and may continue to negatively impact, the availability and prices for raw materials, parts and components. While we generally attempt to pass along higher raw material, part and component costs to our customers in the form of price increases, there historically has been a delay between an increase in our raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. Shortages in raw materials or our inability to pass along price increases could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.
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
If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on our business, financial condition and results of operations.
We regard much of the technology underlying our products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may independently develop similar technology. We rely on a combination of patents, trademark,
Nordson Corporation 13

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
If we fail to develop new products or enhance existing products, or our customers do not accept the new or enhanced products we develop, our financial condition, results of operations, cash flows and liquidity could be adversely affected.
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
Our recent historical growth has depended, and our future growth is likely to continue to depend, in part on our acquisition strategy and the successful integration of acquired businesses into our existing operations. For example, in August 2024, we completed our acquisition of Atrion. We intend to continue to seek additional acquisition opportunities both to expand into new
Nordson Corporation 14

markets and to enhance our position in existing markets throughout the world. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, including the recent acquisitions of Atrion, the ARAG Group ("ARAG") and CyberOptics Corporation ("CyberOptics"), once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.
The success of our acquisition strategy is subject to other risks and uncertainties, including:
•our ability to realize operating efficiencies, synergies or other benefits expected from an acquisition and possible delays in realizing the benefits of the acquired company or products;
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
In addition, an acquisition could adversely impact our operating performance as a result of incurring acquisition-related debt, pre-acquisition potential tax or other liabilities, acquisition expenses, the amortization of acquisition-acquired assets or possible future impairments of goodwill or intangible assets associated with the acquisition.
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
Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions and represents the excess of cost over the fair value of the identifiable net assets we acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for acquired businesses decline, if significant and prolonged negative industry or economic trends exist, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. In addition, any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and equity book value, the effect of which could be material.
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
Nordson Corporation 15

We may be exposed to liabilities under the Foreign Corrupt Practices Act ("FCPA"), which could have a material adverse effect on our business, reputation, financial condition or results of operations.
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
Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions, including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements may also be affected by our actual return on plan assets and by legislation and other government regulatory actions. Changes in assumptions, laws or regulations and how the Company manages pension liabilities could lead to variability in financial results and could have a material adverse impact on liquidity.
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
Expectations relating to environmental, social and governance ("ESG") considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on ESG considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our ESG Report. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of
Nordson Corporation 16

stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
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
In addition, our credit facilities require us to meet certain financial ratios, including a “Leverage Ratio” and an “Interest Coverage Ratio,” both as defined in the credit facilities.
These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.
Our ability to comply with the covenants and other terms of the agreements governing our debt will depend on our future operating performance. If we fail to comply with such covenants and terms, we may be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain necessary waivers and the debt under our credit facilities is accelerated, we would be required to obtain replacement financing at prevailing market rates.
We may need to obtain new or additional financing in the future to expand our business or refinance existing debt. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing debt. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, neither debt nor equity financing may be available on satisfactory terms or at all. Finally, if financial market conditions worsen, our credit facility providers may not provide the agreed credit if they become undercapitalized.
Changes in interest rates could adversely affect us.
Any period of interest rate increases may adversely affect our profitability. As of October 31, 2024, we had $2,223,928 of total debt outstanding, of which $538,286 was priced at interest rates that float with the market. As of October 31, 2024, a one percentage point increase in the interest rate on the floating rate debt would result in approximately $5,383 of additional annual interest expense. A higher level of floating rate debt would increase the exposure to changes in interest rates. For additional detail related to this risk, see Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.
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
Nordson Corporation 17

Our business, financial condition and results of operations may be adversely affected by natural disasters or other catastrophic events beyond our control.
While we have taken precautions to prevent production and service interruptions at our global facilities, severe weather conditions, including any that may be caused by global climate change, such as hurricanes or tornadoes, as well as major earthquakes, wildfires and other natural disasters in areas in which we have manufacturing facilities or from which we obtain products may cause physical damage to our properties, closure of one or more of our manufacturing or distribution facilities, lack of an adequate work force in a market, temporary disruption in the supply of inventory, disruption in the transport of products and utilities, and delays in the delivery of products to our customers. Any of these factors may disrupt our operations and adversely affect our business, financial condition and results of operations.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Strategy
Nordson Corporation manages cybersecurity risks by implementing processes for assessment, identification, and mitigation of cybersecurity threats. Nordson's cybersecurity program is designed to align with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, enabling us to develop policies regarding information access, asset protection and personal data security. However, this does not mean that we meet any particular technical standards, specifications or requirements, but rather that we use the NIST Cybersecurity Framework as a guide to help us identify, assess and manage cybersecurity risks and threats relevant to our business. We strive to protect our information assets through key cybersecurity measures, such as the implementation of multifactor authentication and advanced malware defenses, and we collaborate with internal stakeholders to establish layered cybersecurity defenses and restricted access based on business needs. We conduct regular continuous education sessions for our employees on cybersecurity awareness, including confidential information protection and simulated phishing attacks.
We engage with experts to assist with regular third-party penetration testing to evaluate our program against industry standards. We also have standing engagements with incident response experts and external counsel to enhance our cybersecurity resilience. We frequently collaborate with cybersecurity experts to share insights on threats, best practices and emerging trends.
Our cybersecurity risk management is a critical component of our comprehensive business continuity and enterprise risk management programs. Our information security team regularly collaborates with cross-functional subject matter experts and leaders to assess and enhance our cybersecurity risk posture and preparedness. Management employs the following defense mechanisms throughout the enterprise: employee training program to increase cybersecurity awareness, vulnerability management to identify and address potential weaknesses, multifactor authentication for secure access, tabletop exercises to simulate and prepare for potential incidents, and evaluation of third-party service providers, business partners and cloud suppliers, including through assessments of their cybersecurity practices prior to service utilization.
To date, management has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect Nordson Corporation, including its business strategy, results of operations or financial condition. See "Item 1A. Risk Factors, Increased information technology threats and cybersecurity incidents and threats could pose a risk to our systems, networks, products, solutions and services and those of our business partners." above for more information. While we are committed to safeguarding our information and the proprietary and confidential information they contain, we note that no security measures can guarantee complete protection against cybersecurity incidents.
Governance
The Board of Directors, as a whole, has overarching responsibility for overseeing our strategic and operational risks. The Audit Committee specifically monitors risk management, including cybersecurity threats. Management, led by the Vice President, Information Systems and Technology, regularly reports to the Board of Directors, primarily through the Audit Committee, providing an annual report on specific risks, mitigation efforts, and a review of Nordson's cybersecurity maturity.
Management is responsible for day-to-day assessment and management of cybersecurity threats and risks. Nordson's Senior Director of Security and Compliance, primarily leads these efforts. The Vice President, Information Systems and Technology is responsible for oversight of Nordson's entire global IT operations, including the cybersecurity program and brings more than 25 years of experience and leadership across various information technology engineering, business and management roles, including direct oversight of strategic direction, program execution and operational excellence of technology initiatives.
Nordson Corporation 18

The Senior Director of Security and Compliance assesses cybersecurity readiness using a variety of tools, including internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. Our security and compliance organization elevates issues relating to cybersecurity to our Chief Executive Officer and Board of Directors, such as potential threats or vulnerabilities. We also seek to prevent, detect, mitigate and remediate cybersecurity incidents by employing various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.
Our Vice President, Information Systems and Technology meets regularly with the Audit Committee to review our information technology systems and discuss key cybersecurity risks. Additionally, the Director, Internal Audit and Chief Financial Officer presents an overview of our global enterprise risk management program, including cybersecurity risks, to the Audit Committee, which is subsequently reported to the Board of Directors.
Item 2.  Properties
Our principal owned and leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of October 31, 2024 were as follows:
Nordson Corporation 19

Location	Description of Property	Approximate Square Feet

United States
Amherst, Ohio [1]	A manufacturing, laboratory and office complex	521,000
Norwich, Connecticut [2]	A manufacturing, laboratory and office building	212,000
Carlsbad, California [3]	Three manufacturing and office buildings (leased)	181,000
Duluth, Georgia [1]	A manufacturing, laboratory and office building	176,000
St. Petersburgh, Florida [2]	A manufacturing, warehouse and office building	156,000
Chippewa Falls, Wisconsin [1]	A manufacturing, warehouse and office building (leased)	145,000
Swainsboro, Georgia [1]	A manufacturing building	136,000
Arab, Alabama [2]	A manufacturing building	116,000
East Providence, Rhode Island [2]	A manufacturing, warehouse and office building	116,000
Loveland, Colorado [2]	A manufacturing, warehouse and office building	115,000
Allen, Texas[2]	A manufacturing, warehouse and office building	106,000
Salem, New Hampshire [2]	Two manufacturing, warehouse and office buildings (leased)	83,000
Wixom, Michigan [1]	A manufacturing, warehouse and office building (leased)	64,000
Golden Valley, Minnesota [3]	A manufacturing and office building	61,000
Easton, Pennsylvania [2]	A manufacturing, warehouse and office building	46,000
Dayton, Ohio [1]	A manufacturing, warehouse and office building	43,000
Hickory, North Carolina [1]	A manufacturing, warehouse and office building (leased)	41,000
Elk Grove, Illinois [3]	A manufacturing, warehouse and office building (leased)	40,000
San Jose, California [2]	A manufacturing, warehouse and office building (leased)	37,000
Brooklyn Park, Minnesota [2]	An office, laboratory and warehouse building (leased)	34,000
Westlake, Ohio	Corporate headquarters	28,000
Lithia Springs, Georgia [1]	A warehouse and office building (leased)	27,000
Chattanooga, Tennessee [2]	A manufacturing, warehouse and office building (leased)	25,000
Huntington Beach, California [2]	An office, laboratory and warehouse building (leased)	21,000
International
Erkrath, Germany [1,2]	An office, laboratory and warehouse building (leased)	324,000
Rubiera, Italy [1]	A manufacturing, five assembly, four warehouse and office buildings	325,000
Shanghai, China [1]	Three manufacturing, warehouse, laboratory and office buildings	179,000
Münster, Germany [1]	Two manufacturing, warehouse and office buildings (leased)	150,000
Lüneburg, Germany [1]	A manufacturing and laboratory building	129,000
Guaymas, Mexico [2]	Two manufacturing, warehouse and office buildings (leased)	89,000
Tokyo, Japan [1,2]	Four office, laboratory and warehouse buildings (leased)	76,000
Suzhou, China [3]	Two manufacturing, warehouse and office buildings (leased)	75,000
Tecate, Mexico [2]	A manufacturing, warehouse and office building (leased)	59,000
Bangalore, India [1,3]	A manufacturing, assembly, warehouse and office building	56,000
Rosario, Argentina [1]	An assembly, warehouse and office building	55,000
Shanghai, China [1]	Three manufacturing, warehouse, laboratory and office buildings (leased)	55,000
Maastricht, Netherlands [1]	A manufacturing, warehouse and office building	54,000
Boyle, Ireland [2]	A manufacturing, warehouse and office building	47,000
Aylesbury, U.K. [3]	A manufacturing, warehouse and office building (leased)	36,000
Galway, Ireland [2]	An office, laboratory and warehouse building (leased)	36,000
Seongnam-City, South Korea [1,2]	An office, laboratory and warehouse building (leased)	35,000
Saitama, Japan [1]	A manufacturing, warehouse, and office building (leased)	32,000
Geleen, Netherlands [1]	A warehouse and office building	30,000
Sao Paulo, Brazil [1]	An office, laboratory and warehouse building (leased)	23,000
El Marques, Mexico [1]	A warehouse and office building	22,000
Nordson Corporation 20

Business Segment - Property Identification Legend
1 - Industrial Precision Solutions
2 - Medical and Fluid Solutions
3 - Advanced Technology Solutions
The facilities listed have adequate, suitable and sufficient capacity (production and non-production) to meet present and foreseeable demand for our products.
Other properties at international subsidiary locations and at branch locations within the United States are leased. Lease terms do not exceed 25 years and generally contain a provision for cancellation with some penalty at an earlier date. Information about leases is reported in Note 9 of Notes to Consolidated Financial Statements that can be found in Part II, Item 8 of this document.
Item 3.  Legal Proceedings
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Nordson Corporation 21

Information About Our Executive Officers
Our executive officers as of October 31, 2024, were as follows:

Name	Age	Officer Since	Position or Office with the Company and Business Experience During the Past Five (5) Year Period

Sundaram Nagarajan	62	2019	President and Chief Executive Officer
Daniel R. Hopgood	52	2024	Executive Vice President, Chief Financial Officer
James E. DeVries	65	2012	Executive Vice President
Stephen P. Lovass	55	2017	Executive Vice President
Jennifer McDonough	53	2021	Executive Vice President, General Counsel and Secretary
Joseph P. Kelley	52	2020	Executive Vice President
Sarah Siddiqui	47	2023	Executive Vice President
Srinivas Subramanian	54	2022	Executive Vice President
Effective August 1, 2019, Sundaram Nagarajan was appointed President and Chief Executive Officer and as a member of the Board of Directors of the Company. Prior to becoming our President and Chief Executive Officer, Mr. Nagarajan served as Executive Vice President, Automotive OEM Segment, with Illinois Tool Works Inc. (NYSE: ITW), a global manufacturer of a diversified range of industrial products and equipment, since 2015. Prior to that, Mr. Nagarajan served as Executive Vice President, Welding Segment, with Illinois Tool Works Inc. from 2010 to 2015. Mr. Nagarajan joined the Board of Directors of Wesco International, Inc. (NYSE: WCC) in 2022. He previously served as a member of the Board of Directors of Sonoco Products Company (NYSE: SON) from 2015 to 2022.
Effective May 20, 2024, Daniel R. Hopgood was appointed as Executive Vice President and Chief Financial Officer. Prior to joining Nordson, Mr. Hopgood was Controller and Chief Accounting Officer from April 2021 to May 2024 and Senior Vice President, Global Financial Services and Systems from September 2017 to March 2021 of Eaton Corporation (NYSE: ETN), a multinational power management company. Prior to joining Eaton Corporation, Mr. Hopgood served in various roles of increasing responsibility such as Vice President, Aftermarket Americas for Meritor, Inc. (NYSE: MTOR), a Fortune 500 manufacturer of commercial vehicle components and systems, and Manager of Corporate Finance and Reporting for MSX International, Inc., a management consulting company for leading automotive brands.
Effective November 1, 2023, Joseph P. Kelley was appointed as Executive Vice President - Industrial Precision Solutions. Previously, Mr. Kelley served as Executive Vice President and Chief Financial Officer of the Company since July 2020. Prior to joining the Company, Mr. Kelley had previously served as Chief Financial Officer of Materion Corporation, (NYSE: MTRN), an advanced materials company, since 2015. Throughout his career, he served in roles of increasing financial responsibility at Materion, Avient Corporation (formerly known as PolyOne Corporation) (NYSE: AVNT), a specialty chemicals company, and Lincoln Electric Holdings, Inc. (Nasdaq: LECO), a global manufacturer.
Effective August 1, 2022, Stephen P. Lovass was named Executive Vice President - Medical and Fluid Solutions. Previously, Mr. Lovass served as Corporate Vice President since November 2016. Prior to joining the Company, Mr. Lovass served as President for one of the global sensors and controls businesses for Danaher Corporation (NYSE: DHR), an international Fortune 200, diversified science and technology company, from 2012 to 2016. Prior to joining Danaher Corporation, Mr. Lovass served as a Senior Vice President and Corporate Officer for Gerber Scientific, Inc., an automated systems manufacturer for sign-making, specialty graphics and packaging.
Effective November 1, 2021, Jennifer L. McDonough was named Executive Vice President, General Counsel and Secretary and leads the Company’s global legal function in ethics and compliance, intellectual property and other general corporate legal matters. Ms. McDonough brings over 20 years of experience advising companies on wide-ranging, critical corporate initiatives and previously served as Vice President, Deputy General Counsel and Assistant Secretary at PPL Corporation (NYSE: PPL), a Fortune 500 utility company, where she was responsible to deliver extensive legal counsel and services, including in the areas of general corporate law, mergers and acquisitions, corporate venture capital and investment transactions, securities and finance. Prior to joining PPL in 2017, Ms. McDonough served as Senior Vice President, General Counsel and Secretary at REX Energy Corporation, an independent condensate and natural gas company, having joined REX Energy ("REX") in April 2011, and before that as Assistant General Counsel and Assistant Secretary at Kennametal Inc. (NYSE: KMT), a global manufacturer and provider of engineered products and solutions, which she joined in May 2005. She began her career as a business and finance attorney with the international law firm Morgan, Lewis and Bockius LLP.

Nordson Corporation 22

Effective February 20, 2023, Sarah Siddiqui was named Executive Vice President - Chief Human Resources Officer. Prior to joining the Company, Ms. Siddiqui served as Vice President of HR, Operations Engineering, Digital and Corporate Functions from August 2020 to February 2023 and Executive Director of HR, Operations, UTC Aerospace Systems from February 2018 to July 2020 of Collins Aerospace at Raytheon Technologies (NYSE: RTX), an aerospace and defense company. Before joining Collins Aerospace, she had various roles of increasing responsibilities within the HR function at United Technologies and Citigroup.
Effective August 1, 2022, Srinivas Subramanian was named Executive Vice President - Advanced Technology Solutions. Previously, Mr. Subramanian served as Vice President of the Electronics Processing Solutions business, having served in various roles of increasing responsibility since joining the Company in 2006.
Nordson Corporation 23

PART II
Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2024, there were 1,088 record shareholders.
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.
Performance Graph
The following graph compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2014 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our New Peer Group, which includes: AME, B, DCI, ENTG, GGG, GTLS, ICUI, IEX, ITT, KEYS, LECO, MKSI, NATI, TER, TFX, TRMB, VNT, WTS and WWD.

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100 on November 1, 2014
Fiscal Year Ending October 31, 2024
400
300
200
100
0
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Nordson Corporation
S&P 500 Index
S&P MidCap 400
S&P 500 Ind. Machinery
S&P MidCap 400 Ind. Machinery
Peer Group

Company/Market/Peer Group	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Nordson Corporation	$100.00	$94.20	$134.16	$171.35	$167.44	$216.45	$269.38	$356.95	$318.97	$304.78	$359.20
S&P 500 Index	$100.00	$105.20	$109.94	$135.93	$145.91	$166.81	$183.01	$261.55	$223.34	$245.99	$339.50
S&P MidCap 400	$100.00	$103.42	$109.89	$135.69	$137.08	$149.44	$147.72	$219.96	$194.58	$192.51	$256.02
S&P 500 Ind. Machinery	$100.00	$99.85	$114.01	$157.18	$145.03	$176.87	$194.00	$256.07	$222.32	$243.45	$331.68
S&P MidCap 400 Ind. Machinery	$100.00	$83.71	$98.24	$140.90	$137.93	$163.91	$175.15	$248.80	$225.40	$241.00	$308.20
Peer Group	$100.00	$95.87	$102.83	$159.58	$158.52	$205.37	$224.76	$331.77	$271.31	$262.88	$328.27
Source: Zack’s Investment Research
Nordson Corporation 24

Common Share Repurchases

(in whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2024 to August 31, 2024	30	$243.34	—	$523,798
September 1, 2024 to September 30, 2024	208	$260.01	—	$523,798
October 1, 2024 to October 31, 2024	215	$260.35	—	$523,798
Total	453	$259.07	—	$523,798
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $523,798 of the total $1,500,000 authorized remained available for share repurchases at October 31, 2024. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation 25

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
We test goodwill in accordance with Accounting Standards Codification ("ASC") 350. We did not record any goodwill impairment charges in 2024. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the discounted cash flow method ("Income Approach") and the Market Approach.
The Income Approach uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology.
The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2024, the WACC rates used ranged from 8.0 percent to 9.0 percent depending upon the reporting unit's size, end market volatility and projection risk. See Note 5 to the Consolidated Financial Statements for further details regarding the valuation methodologies used.
Nordson Corporation 26

In 2024, 2023 and 2022, the results of our annual impairment tests indicated no impairment.
The fair value ("FV") was compared to the carrying value ("CV") for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2024, our conclusion is that no goodwill was impaired in 2024. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	Goodwill
Industrial Precision Solutions Segment - Adhesives	8.0%	330%	$1,183,342
Industrial Precision Solutions Segment - Industrial Coating Systems	9.0%	3,451%	$24,083
Advanced Technology Solutions Segment - Electronics Systems	8.5%	252%	$27,442
Advanced Technology Solutions Segment - Test & Inspection	8.5%	173%	$375,707
Medical and Fluid Solutions Segment - Fluid Management	8.5%	170%	$1,175,199
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
The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 5.27 percent at October 31, 2024 and 6.08 percent at October 31, 2023. The discount rate used was determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.
In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.50 percent and 6.40 percent in 2024 and 2023, respectively.
The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.96 percent and 3.92 percent at October 31, 2024 and October 31, 2023, respectively.
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

	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2024	$(1,234)	$3,137
Effect on pension obligation as of October 31, 2024	$(46,287)	$57,461
Expected return on assets:
Effect on total net periodic pension cost in 2024	$(4,094)	$4,094
Compensation increase:
Effect on total net periodic pension cost in 2024	$2,252	$(2,006)
Effect on pension obligation as of October 31, 2024	$17,371	$(15,630)
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

Nordson Corporation 27

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
Atrion Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion, pursuant to the terms of the Merger Agreement with Merger Sub and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and will operate within our Medical and Fluid Solutions segment. The all-cash acquisition of Atrion of $789,996, net of cash acquired, was funded using borrowings under our revolving credit facility, and the 364-day term loan agreement with a group of banks for a delayed draw term loan facility in the aggregate principal amount of $500,000 (the "364-Day Term Loan Agreement") (see Note 8 to the Consolidated Financial Statements for additional details) and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, a preliminary purchase price allocation resulted in the recognition of $494,279 of goodwill and $129,600 of identifiable intangible assets. The identifiable intangible assets consist primarily of $40,100 of tradenames (amortized over 15 years), $24,900 of technology (amortized over 15 years), and $64,600 of customer relationships (amortized over 19 years). The financial results of the Atrion acquisition are not expected to have a material impact on our Consolidated Financial Statements.
Results of Operations
Below is a detailed comparison of our results of operations for the fiscal years ended October 31, 2024 and October 31, 2023. For a discussion of other changes from the fiscal year ended October 31, 2023 to the fiscal year ended October 31, 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023.
As used throughout this annual report, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the years ended October 31, 2024, 2023 and 2022 were as follows:

		Change		Change
(In thousands except for per-share amounts)	2024	from 2023	2023	from 2022	2022
Sales	$2,689,921	2.3%	$2,628,632	1.5%	$2,590,278
Cost of sales	1,203,792	—%	1,203,227	3.4%	1,163,742
Gross margin	1,486,129	4.3%	1,425,405	(0.1)%	1,426,536
Gross margin %	55.2%	1.0%	54.2%	(0.9)%	55.1%
Selling and administrative expenses	812,128	7.9%	752,644	3.9%	724,176
Operating profit	674,001	0.2%	672,761	(4.2)%	702,360
Interest expense	(88,924)	49.4%	(59,505)	165.5%	(22,413)
Interest and investment income	4,913	83.3%	2,680	32.3%	2,026
Pension settlement charge for U.S. Plans	—		—		(41,221)
Other - net	(4,509)	655.3%	(597)	(107.0)%	8,527
Income before income taxes	585,481	(4.9)%	615,339	(5.2)%	649,279
Income tax expense	118,197	(7.5)%	127,846	(6.1)%	136,176
Net income	$467,284	(4.1)%	$487,493	(5.0)%	$513,103
Nordson Corporation 28

Net Sales
Net sales for the Industrial precision solutions (IPS), Medical and Fluid Solutions (MFS) and Advanced technology solutions (ATS) segments were as follows:

	Twelve Months Ended				Variance - Increase (Decrease)
	Oct 31, 2024	% of Total	Oct 31, 2023	% of Total	Organic	Acquisitions	Currency	Total
IPS	$1,484,249	55.2%	$1,391,046	52.9%	0.1%	6.6%	—%	6.7%
MFS	695,452	25.9%	660,316	25.1%	(0.2)%	5.4%	0.1%	5.3%
ATS	510,220	19.0%	577,270	22.0%	(11.4)%	—%	(0.2)%	(11.6)%
Total	$2,689,921		$2,628,632		(2.5)%	4.8%	—%	2.3%

The IPS organic sales increase of 0.1 percent was driven by increases in packaging, nonwovens, and industrial coatings product lines, principally offset by declines in measurements and controls and polymer processing. The MFS organic sales decrease of 0.2% was driven by a decrease in the medical fluid components product line, partially offset by an increase in the fluid solutions product line. The ATS organic sales decrease of 11.4 percent was driven by lower demand in electronics dispense product lines as well as test and inspection product lines.
Net Sales by region were as follows:

	Twelve Months Ended				Variance - Increase (Decrease)
	Oct 31, 2024	% of Total	Oct 31, 2023	% of Total	Organic	Acquisitions	Currency	Total
Americas	$1,178,626	43.8%	$1,149,760	43.7%	(1.9)%	4.3%	0.1%	2.5%
Europe	726,100	27.0%	682,676	26.0%	(5.1)%	10.2%	1.3%	6.4%
Asia Pacific	785,195	29.2%	796,196	30.3%	(1.0)%	1.0%	(1.4)%	(1.4)%
Total	$2,689,921		$2,628,632		(2.5)%	4.8%	—%	2.3%

Sales outside the United States accounted for 66.6 percent of total sales in 2024, as compared to 66.2 percent in 2023.
Operating Profit
Operating profit for the IPS, MFS and ATS segments were as follows:

	Twelve Months Ended
	Oct 31, 2024	% of Sales	Oct 31, 2023	% of Sales	% of Sales Change	Increase (Decrease)
IPS	$470,559	31.7%	$460,889	33.1%	(1.4)%	$9,670	2.1%
MFS	187,731	27.0%	189,367	28.7%	(1.7)%	(1,636)	(0.9)%
ATS	94,231	18.5%	101,662	17.6%	0.9%	(7,431)	(7.3)%
Corporate	(78,520)		(79,157)			637	(0.8)%
Total	$674,001	25.1%	$672,761	25.6%	(0.5)%	$1,240	0.2%

Consolidated operating margin decreased by 50 basis points primarily driven by costs related to the first-year effect of acquisitions, which more than offset favorable product mix. Gross margins improved 1.0 percentage point reflecting the impact of favorable product mix and lower incremental inventory step-up amortization related to acquisitions of $7,703 in 2024 versus $8,862 in 2023, while the increase in selling and administrative expenses was primarily driven by acquisitions. IPS operating profit declined 140 basis points due to an unfavorable acquisition impact and severance costs. MFS operating margin declined 170 basis points due to $10,761 in fees, severance, and non-cash inventory charges associated with the Atrion acquisition which offset improvements in operating efficiencies. ATS operating margin improved by 90 basis points on lower sales volumes due to cost reduction actions and favorable mix.
Interest and Other expenses
Interest expense in 2024 was $88,924, an increase of $29,419, or 49.4 percent, from 2023. The increase reflects higher average debt levels compared to the prior year due to funding of acquisitions. Other expense in 2024 was $4,509 compared to other expense of $597 in 2023. Included in other expense in 2024 were $5,499 in net foreign currency losses, which were partially offset by pension gains. Included in the prior year’s other expense were $7,742 in foreign currency losses, which were largely offset by pension gains.

Nordson Corporation 29

Income tax expense
Income tax expense in 2024 was $118,197, or 20.2 percent of pre-tax income, as compared to $127,846, or 20.8 percent of pre-tax income in 2023. The effective tax rate decreased 60 basis points primarily due to a decline in the impact of foreign tax rate variances. The income tax provision for 2024 included a tax benefit of $4,037 due to our share-based payment transactions. Our income tax provision for 2023 included a tax benefit of $4,286 due to our share-based payment transactions.
Net Income
Net income was $467,284, or $8.11 per diluted share, in 2024, compared to net income of $487,493, or $8.46 per diluted share, in 2023. This represented a 4.1 percent decrease in net income and a 4.1 percent decrease in diluted earnings per share. The decrease of $0.35 per diluted share was primarily driven by higher interest expense in 2024 compared to 2023.
Liquidity and Capital Resources
Cash and cash equivalents increased $273 in 2024 to $115,952 as of October 31, 2024 compared to $115,679 as of October 31, 2023. Approximately 81 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of October 31, 2024.
A comparison of cash flow changes from 2024 to 2023 as follows:

	Twelve Months Ended
	October 31, 2024	October 31, 2023	Increase (Decrease)
Net Income and non-cash items	$609,342	$615,496	$(6,154)
Changes in operating assets and liabilities	(53,149)	25,786	(78,935)
Net cash provided by operating activities	556,193	641,282	(85,089)

Additions to property, plant and equipment	(64,410)	(34,583)	(29,827)
Acquisitions of businesses, net of cash acquired	(789,996)	(1,422,780)	632,784
Other - net	10,008	20,484	(10,476)
Net cash used in investing activities	(844,398)	(1,436,879)	592,481

Issuance of long-term debt	464,353	976,043	(511,690)
Repayment of finance lease obligations	(6,148)	(6,840)	692
Dividends paid	(161,438)	(150,356)	(11,082)
Issuance of common shares	31,067	21,373	9,694
Purchase of treasury shares	(33,339)	(89,708)	56,369
Net cash provided by financing activities	$294,495	$750,512	$(456,017)
The changes in operating assets and liabilities were principally driven by decreases in customer advance payments and income taxes payable. Additions to property, plant and equipment were largely driven by productivity and growth projects, including a new manufacturing facility.
We have a $1,150,000 unsecured multi-currency credit facility with a group of banks that provides for a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000, maturing in June 2028. In anticipation of the ARAG acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the "364-Day Term Loan Facility"). On September 13, 2023, the Company completed an underwritten public offering of $350,000 aggregate principal amount of the Company’s 5.600% Notes due 2028 (the “2028 Notes”) and $500,000 aggregate principal amount of the Company’s 5.800% Notes due 2033 (together with the 2028 Notes, the “Notes"). The Company used the net proceeds from the sale of the Notes to repay its borrowings under the 364-Day Term Loan Facility. At October 31, 2024, we had $280,000 outstanding on the term loan facility and $240,000 outstanding on the revolving credit facility.
In anticipation of the Atrion acquisition, the Company entered into a 364-Day Term Loan Agreement with Morgan Stanley Senior Funding for $500,000 on June 21, 2024, with a maturity date of August 20, 2025. In September 2024, the Company completed an underwritten public offering of $600,000 aggregate principal amount of 4.500% Notes due 2029 (the "2029 Notes"). The Company used a portion of the net proceeds from the sale of the 2029 Notes to repay all of the outstanding borrowings under the 364-Day Term Loan Agreement plus accrued and unpaid interest.

Nordson Corporation 30

Our operating performance, balance sheet position and financial ratios for 2024 remained strong. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $115,952 as of October 31, 2024, cash provided by operations, which was $556,193 in 2024, and available borrowings under our loan agreements and unused bank lines of credit which totaled $785,880 as of October 31, 2024. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash.
Contractual and Other Material Cash Obligations
The following table summarizes contractual and other material cash obligations as of October 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt (1)	$2,223,928	$103,928	$970,000	$650,000	$500,000
Interest payments on long-term debt (1)	507,213	77,925	240,462	101,826	87,000
Finance lease obligations (2)	19,015	5,713	7,273	1,854	4,175
Operating leases (2)	106,686	18,784	31,815	21,441	34,646
Contributions related to pension and postretirement benefits (3)	6,622	6,622	—	—	—
Purchase obligations (4)	178,684	174,321	4,357	6	—
Total obligations	$3,042,148	$387,293	$1,253,907	$775,127	$625,821

(1)Refer to Note 8 to the Consolidated Financial Statements for further discussion.
(2)Refer to Note 9 to the Consolidated Financial Statements for further discussion.
(3)Pension and postretirement plan funding amounts reflect known amounts over the next twelve months. Future amounts will be determined based on the future funded status of the plans and therefore cannot be estimated at this time. Refer to Note 6 to the Consolidated Financial Statements for further discussion.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income. ASU 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Income. However, the amendments require disclosure, on an annual and interim basis, disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The amendments in this update are
Nordson Corporation 31

effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2028.
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
In 2024, as compared with 2023, the United States dollar was slightly stronger against foreign currencies. If 2023 exchange rates had been in effect during 2024, sales would have been approximately $3,352 higher and third-party costs would have been approximately $903 higher. In 2023, as compared with 2022, the United States dollar was generally stronger against foreign currencies. If 2022 exchange rates had been in effect during 2023, sales would have been approximately $23,153 higher and third-party costs would have been approximately $15,210 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.
Trends
Our solid historical performance is attributed to our diverse geographic and end market participation and our long-term commitment to develop and provide quality products and worldwide service to meet our customers’ changing needs.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This annual report, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic and political conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of Atrion and ARAG; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
Nordson Corporation 32

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
Refer to Note 11 to the Consolidated Financial Statements for further discussion about our foreign currency transactions and the methods and assumptions used to record these transactions.
A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.
The tables that follow present principal repayments and weighted-average interest rates on outstanding borrowings of fixed-rate debt.

At October 31, 2024	2025	2026	2027	2028	2029	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$85,643	$50,000	$10,000	$390,000	$620,000	$530,000	$1,685,643	$1,690,395
Average interest rate on total borrowings outstanding during the year	3.7%	3.8%	3.2%	5.4%	4.5%	5.7%	5.0%

At October 31, 2023	2024	2025	2026	2027	2028	Thereafter	Total Value	Fair Value
Annual repayments of long-term debt	$110,643	$85,642	$50,000	$10,000	$390,000	$550,000	$1,196,285	$1,148,356
Average interest rate on total borrowings outstanding during the year	3.6%	3.7%	3.8%	3.2%	5.4%	5.7%	5.1%
We also have variable-rate long-term debt. The weighted average interest rate of this variable-rate debt was 5.66 percent at October 31, 2024 and 6.26 percent at October 31, 2023. As of October 31, 2024, a one percent increase in interest rates would result in additional annual interest expense of approximately $5,383 on the variable rate long-term debt.
Nordson Corporation 33

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2024, 2023 and 2022
(In thousands except for per-share amounts)	2024	2023	2022
Sales	$2,689,921	$2,628,632	$2,590,278
Operating costs and expenses:
Cost of sales	1,203,792	1,203,227	1,163,742
Selling and administrative expenses	812,128	752,644	724,176
	2,015,920	1,955,871	1,887,918
Operating profit	674,001	672,761	702,360
Other income (expense):
Interest expense	(88,924)	(59,505)	(22,413)
Interest and investment income	4,913	2,680	2,026
Pension settlement charge for U.S. Plans	—	—	(41,221)
Other - net	(4,509)	(597)	8,527
	(88,520)	(57,422)	(53,081)
Income before income taxes	585,481	615,339	649,279
Income tax expense	118,197	127,846	136,176
Net income	$467,284	$487,493	$513,103
Average common shares	57,176	57,090	57,629
Incremental common shares attributable to equity compensation	440	541	620
Average common shares and common share equivalents	57,616	57,631	58,249
Basic earnings per share	$8.17	$8.54	$8.90
Diluted earnings per share	$8.11	$8.46	$8.81
Dividends declared per common share	$2.82	$2.63	$2.18
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 34

Consolidated Statements of Comprehensive Income

Years ended October 31, 2024, 2023 and 2022
(In thousands)	2024	2023	2022
Net income	$467,284	$487,493	$513,103
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,390	26,766	(126,657)

Pension and postretirement benefit plans:
Net actuarial gain (loss) arising during the year	(4,387)	(15,106)	54,065
Amortization of prior service cost	(7)	(34)	(201)
Amortization of actuarial (gain) loss	(502)	(24)	7,575
Curtailment gain (loss)	—	(2)	1,052
Settlement (gain) loss recognized	107	(259)	32,219
Total pension and postretirement benefit plans	(4,789)	(15,425)	94,710

Total other comprehensive income (loss)	11,601	11,341	(31,947)

Total comprehensive income	$478,885	$498,834	$481,156
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 35

Consolidated Balance Sheets

October 31, 2024 and 2023
(In thousands)
Assets
Current assets:	2024	2023
Cash and cash equivalents	$115,952	$115,679
Receivables - net	594,663	590,886
Inventories - net	476,935	454,775
Prepaid expenses and other current assets	87,482	67,970
Total current assets	1,275,032	1,229,310
Goodwill	3,280,819	2,784,201
Property, plant and equipment - net	544,607	392,846
Intangible assets - net	740,846	672,744
Operating right of use lease assets	93,620	106,176
Deferred income taxes	11,196	16,022
Other assets	54,846	50,471
	$6,000,966	$5,251,770
Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$103,928	$115,662
Accrued liabilities	225,231	199,588
Accounts payable	97,839	106,320
Customer advance payments	46,400	93,389
Income taxes payable	32,754	45,359
Operating lease liability - current	17,063	16,853
Finance lease liability	5,262	4,918
Total current liabilities	528,477	582,089
Long-term debt	2,101,197	1,621,394
Operating lease liability - noncurrent	80,818	92,412
Deferred income taxes	205,687	210,637
Postretirement obligations	51,544	50,862
Pension obligations	46,893	40,425
Finance lease liability - noncurrent	12,083	11,670
Other long-term liabilities	42,075	44,221
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2024 and 2023	12,253	12,253
Capital in excess of stated value	714,091	668,097
Retained earnings	4,295,199	3,989,353
Accumulated other comprehensive loss	(184,840)	(196,441)
Common shares in treasury, at cost	(1,904,511)	(1,875,202)
Total shareholders' equity	2,932,192	2,598,060
	$6,000,966	$5,251,770
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 36

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2024, 2023 and 2022
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2021	$12,253	$585,334	$3,265,027	$(175,835)	$(1,527,649)	$2,159,130
Shares issued under company stock and employee benefit plans	—	10,615	—	—	1,509	12,124
Stock-based compensation	—	30,748	—	—	—	30,748
Purchase of treasury shares	—	—	—	—	(262,869)	(262,869)
Dividends declared ($2.18 per share)	—	—	(125,914)	—	—	(125,914)
Net income	—	—	513,103	—	—	513,103
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(126,657)	—	(126,657)
Pension plan settlement adjustment				33,271		33,271
Defined benefit pension and post-retirement plans adjustment	—	—	—	61,439	—	61,439
October 31, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	17,858	—	—	3,515	21,373
Stock-based compensation	—	23,542	—	—	—	23,542
Purchase of treasury shares	—	—	—	—	(89,708)	(89,708)
Dividends declared ($2.63 per share)	—	—	(150,356)	—	—	(150,356)
Net income	—	—	487,493	—	—	487,493
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	26,766	—	26,766
Defined benefit pension and post-retirement plans adjustment	—	—	—	(15,425)	—	(15,425)
October 31, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	27,037	—	—	4,030	31,067
Stock-based compensation	—	18,957	—	—	—	18,957
Purchase of treasury shares	—	—	—	—	(33,339)	(33,339)
Dividends declared ($2.82 per share)	—	—	(161,438)	—	—	(161,438)
Net income	—	—	467,284	—	—	467,284
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	16,390	—	16,390
Defined benefit pension and post-retirement plans adjustment	—	—	—	(4,789)	—	(4,789)
October 31, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 37

Consolidated Statements of Cash Flows

Years ended October 31, 2024, 2023 and 2022
(In thousands)
Cash flows from operating activities:	2024	2023	2022
Net income	$467,284	$487,493	$513,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,203	52,179	49,098
Amortization	76,972	59,719	50,825
Provision for losses on receivables	619	283	1,259
Deferred income taxes	(18,557)	(16,116)	(10,732)
Non-cash stock compensation	18,957	22,710	30,748
Loss (gain) on sale of property, plant and equipment	1,468	1,092	(581)
Pension settlement charge for U.S. Plans	—	—	41,221
Other non-cash	3,396	8,136	1,259
Changes in operating assets and liabilities:
Receivables	13,988	18,185	(72,907)
Inventories	46,615	22,418	(69,132)
Prepaid expenses	(4,543)	(14,677)	(1,708)
Accounts payable	(38,591)	(15,820)	10,671
Income taxes payable	(19,385)	17,722	6,155
Accrued liabilities	8,187	(28,620)	925
Customer advance payments	(48,425)	(2,779)	18,682
Other	(10,995)	29,357	(55,755)
Net cash provided by operating activities	556,193	641,282	513,131
Cash flows from investing activities:
Additions to property, plant and equipment	(64,410)	(34,583)	(51,428)
Proceeds from sale of property, plant and equipment	75	101	280
Acquisition of businesses, net of cash acquired	(789,996)	(1,422,780)	(171,613)
Other	9,933	20,383	—
Net cash used in investing activities	(844,398)	(1,436,879)	(222,761)
Cash flows from financing activities:
Proceeds from issuance of debt	783,039	2,178,596	63,067
Repayment of debt	(318,686)	(1,202,553)	(96,975)
Repayment of capital lease obligations	(6,148)	(6,840)	(5,439)
Issuance of common shares	31,067	21,373	12,124
Purchase of treasury shares	(33,339)	(89,708)	(262,869)
Dividends paid	(161,438)	(150,356)	(125,914)
Net cash provided (used) in financing activities	294,495	750,512	(416,006)
Effect of exchange rate changes on cash	(6,017)	(2,693)	(10,879)
Increase (decrease) in cash and cash equivalents	273	(47,778)	(136,515)
Cash and cash equivalents at beginning of year	115,679	163,457	299,972
Cash and cash equivalents at end of year	$115,952	$115,679	$163,457
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
Fiscal year — Our fiscal year is November 1 through October 31.
Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2024 and 2023 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2024 or 2023. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for October 31, 2024 and 2023.
Revenue is measured as the amount of consideration we expect to be entitled to in exchange for transferring products or services. Taxes, including sales and value add, that we collect concurrently with revenue-producing activities are excluded from revenue. As a practical expedient, we may exclude the assessment of whether goods or services are performance obligations, if they are immaterial in the context of the contract and combine these with other performance obligations. While payment terms and conditions vary by contract type, we have determined that our contracts generally do not include a significant financing component. We have elected to apply the practical expedient to treat all shipping and handling costs as fulfillment costs, as a significant portion of these costs are incurred prior to transfer of control to the customer. We have also elected to apply the practical expedient to expense sales commissions as they are incurred, as the amortization period resulting from capitalizing the costs is one year or less. These costs are recorded within Selling and administrative expenses in our Consolidated Statements of Income.
We offer assurance-type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and is not material. Certain arrangements may include installation, installation supervision, training and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, therefore, these items are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to Note 14 for details on our operating segments.
Nordson Corporation 39

Notes to Consolidated Financial Statements — (Continued)

Shipping and handling costs — Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling expenses are included in cost of sales.
Advertising costs — Advertising costs are expensed as incurred and were $8,923, $7,635 and $7,028 in 2024, 2023 and 2022, respectively.
Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $64,992, $71,400 and $52,531 in 2024, 2023 and 2022, respectively.
Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 74 common shares were excluded from the diluted earnings per share calculation in 2024 and 140 and 78 options were excluded from the calculation of diluted earnings per share in 2023 and 2022, respectively, because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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
Our primary allowance for credit losses is the allowance for doubtful accounts, which is principally determined based on aging of receivables. Receivables are exposed to credit risk based on the customers' ability to pay which is influenced by, among other factors, their financial liquidity. We perform ongoing customer credit evaluation to maintain sufficient allowances for potential credit losses. Our segments perform credit evaluation and monitoring to estimate and manage credit risk through the review of customer information, credit ratings, approval and monitoring of customer credit limits and assessment of market conditions. We may also require prepayments or bank guarantees from customers to mitigate credit risk. Our receivables are generally short-term in nature with a majority of receivables outstanding less than 90 days. Accounts receivable balances are written-off against the allowance if deemed uncollectible.
Accounts receivable are net of an allowance for credit losses of $9,769 and $10,015 at October 31, 2024 and October 31, 2023, respectively. The provision for losses on receivables was $619 for the twelve months ended October 31, 2024 compared to $283 for the same period a year ago. The remaining change in the allowance for credit losses is principally related to increases due to acquisitions and the write-off of uncollectible accounts.
Inventories — Inventories are valued at the lower of cost or net realizable value. Effective in the third quarter of 2022, we changed our accounting method for certain U.S. inventories from a last-in, first-out basis ("LIFO") to a first-in, first-out basis. Previously, the LIFO method was used to determine the cost of a portion of our inventories in the U.S. We believe this change in accounting method is preferable as it is consistent with how we manage our business, results in a uniform method to value our inventory across all regions of our business, improves comparability with our peers and is expected to better reflect the current value of inventory on the consolidated balance sheets. We applied this accounting change as a cumulative effect adjustment to cost of sales in the third quarter of 2022 and did not restate prior period financial statements because the impact was not material.
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
Nordson Corporation 40

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
The Company has entered into treasury locks to fix the interest rate related to notes issued. The derivative positions are closed when the debt is priced with a cash settlement net payment that offsets changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date. The treasury locks are designed as cash flow hedges and the deferred amounts are reported in Accumulated Other Comprehensive Income (loss) ("AOCI") and subsequently reclassed to interest expense as payments are made on the notes through the maturity date.
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
Depreciation expense is included in Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2024, 2023 or 2022.
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
Nordson Corporation 41

Notes to Consolidated Financial Statements — (Continued)

Other amortizable intangible assets, which consist primarily of patent/technology costs, customer relationships, non-compete agreements and trade names, are amortized over their useful lives on a straight-line basis.
At October 31, 2024, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	11 years
Customer relationships	17 years
Noncompete agreements	4 years
Trade names	10 years
Foreign currency translation — The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in AOCI, a separate component of Shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Gains and losses from intercompany foreign currency transactions of a long-term investment nature are included in AOCI.
Accumulated other comprehensive loss — Accumulated other comprehensive loss at October 31, 2024 and 2023 consisted of:

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2023	$(133,280)	$(63,161)	$(196,441)
Pension and postretirement plan changes, net of tax of $1,716	—	(4,789)	(4,789)
Currency translation losses	16,390	—	16,390
Balance at October 31, 2024	$(116,890)	$(67,950)	$(184,840)
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
Following is a reconciliation of the product warranty liability as of October 31, 2024 and 2023:

	2024	2023
Balance at beginning of year	$14,401	$11,723
Accruals for warranties	14,965	20,910
Warranty payments	(15,717)	(16,171)
Currency adjustments	(111)	(2,061)
Balance at end of year	$13,538	$14,401
Note 2 — Recently issued accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its consolidated financial statements and disclosures and anticipates adoption in 2025.
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
Nordson Corporation 42

Notes to Consolidated Financial Statements — (Continued)

the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income. ASU 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Income. However, the amendments require disclosure, on an annual and interim basis, disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2028.
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
2024 Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion Corporation, a Delaware corporation (“Atrion”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 28, 2024, with Alpha Medical Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”), and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and will operate within our Medical and Fluid Solutions segment. The all-cash acquisition of Atrion of $789,996, net of cash acquired, was funded using borrowings under our revolving credit facility and the 364-day term loan agreement with a group of banks for a delayed draw term loan facility in the aggregate principal amount of $500,000 (the “364-Day Term Loan Agreement”) (see Note 8 to the Consolidated Financial Statements for additional details) and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, a preliminary purchase price allocation resulted in the recognition of $494,279 of goodwill and $129,600 of identifiable intangible assets. The identifiable intangible assets consist primarily of $40,100 of tradenames (amortized over 15 years), $24,900 of technology (amortized over 15 years), and $64,600 of customer relationships (amortized over 19 years). Goodwill associated with the acquisition was not tax deductible. As of October 31, 2024, the purchase price allocation remains preliminary as we complete our assessment, principally related to income taxes. The financial results of the Atrion acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 21, 2024
Cash	$24,428
Receivables - net	20,883
Inventories - net	64,801
Goodwill	494,279
Intangibles	129,600
Other assets	158,059
Total Assets	$892,050

Accounts payable	$25,587
Deferred income taxes	31,221
Other liabilities	20,818
Total Liabilities	$77,626
2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP, DRIP Co-Investment, and certain individuals. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the “364-Day
Nordson Corporation 43

Notes to Consolidated Financial Statements — (Continued)

Term Loan Facility”). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequentially paid off in September 2023 with the net proceeds of a senior notes offering (see Note 8 to the Consolidated Financial Statements for additional details). Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $684,938 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over 9 years), $31,000 of technology (amortized over 5 years), and $295,000 of customer relationships (amortized over 22 years). Goodwill associated with the acquisition was not tax deductible. As of October 31, 2024, the purchase price allocation is final. The financial results of the ARAG Group acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 24, 2023
Cash	$32,966
Receivables - net	31,081
Inventories - net	54,252
Goodwill	684,938
Intangibles	353,500
Other assets	55,963
Total Assets	$1,212,700

Accounts payable	$18,915
Deferred income taxes	100,097
Other liabilities	15,785
Total Liabilities	$134,797
On November 3, 2022, we acquired 100% of CyberOptics Corporation ("CyberOptics"). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $285,330 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over 15 years), $14,600 of technology (amortized over 7 years), and $28,800 of customer relationships (amortized over 12 years). Goodwill associated with the acquisition was not tax deductible. As of October 31, 2024, the purchase price allocation was final. The financial results of CyberOptics are not material to our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

November 3, 2022
Cash	$40,890
Receivables - net	21,364
Inventories - net	33,639
Goodwill	285,330
Intangibles	58,600
Other assets	13,768
Total Assets	$453,591

Accounts payable	$8,109
Deferred income taxes	14,826
Other liabilities	11,923
Total Liabilities	$34,858

Nordson Corporation 44

Notes to Consolidated Financial Statements — (Continued)

2022 Acquisition
On November 1, 2021, we acquired 100% of NDC Technologies ("NDC"), a leading global provider of precision measurement solutions for in-line manufacturing process control. NDC's technology portfolio includes in-line measurement sensors, gauges and analyzers using near-infrared, laser, X-ray, optical and nucleonic technologies, as well as proprietary algorithms and software. We acquired NDC for an aggregate purchase price of $171,613, net of cash of approximately $7,533 and other working capital adjustments of $2,763, utilizing cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $131,129 and identifiable intangible assets of $31,130 were recorded. The identifiable intangible assets consist primarily of $10,800 of tradenames (amortized over 13 years), $10,000 of technology (amortized over 7 years), $9,500 of customer relationships (amortized over 4 years) and $830 of non-compete agreements (amortized over 3 years). Goodwill associated with this acquisition of $72,018 is tax deductible. This acquisition is being reported in our Industrial Precision Solutions segment and the financial results of NDC are not material to our Consolidated Financial Statements.

Note 4 — Details of Consolidated Balance Sheet	2024	2023

Receivables:
Accounts	$571,381	$558,393
Notes	595	662
Other	32,456	41,845
	604,432	600,901
Allowance for doubtful accounts	(9,769)	(10,015)
	$594,663	$590,886
Inventories:
Finished goods	$256,465	$233,552
Raw materials and component parts	250,477	211,874
Work-in-process	55,790	86,474
	562,732	531,900
Obsolescence and other reserves	(85,797)	(77,125)
	$476,935	$454,775
Property, plant and equipment:
Land	$32,018	$15,792
Land improvements	4,822	5,019
Buildings	354,854	294,267
Machinery and equipment	649,510	549,291
Enterprise management system	53,401	52,939
Construction-in-progress	58,362	24,916
Leased property under finance leases	29,404	28,406
	1,182,371	970,630
Accumulated depreciation	(637,764)	(577,784)
	$544,607	$392,846
Accrued liabilities:
Salaries and other compensation	$77,799	$63,130
Interest	13,800	11,240
Taxes other than income taxes	13,560	14,894
Warranty	13,538	14,401
Net Investment Contracts	10,675	—
Pension and other employee benefits	8,919	8,686
Commissions and rebates	6,844	8,823
Foreign currency forward contracts	5,508	10,425
Other	74,588	67,989
	$225,231	$199,588
Nordson Corporation 45

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Goodwill and intangible assets
We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is subject to annual impairment testing. Our annual impairment testing is performed as of August 1. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. We assess the fair value of reporting units on a non-recurring basis using a quantitative analysis that uses a combination of the Income Approach and the guideline public company method of the Market Approach, and compare the result against the reporting unit’s carrying value of net assets. The implied fair value of our reporting units is determined based on significant unobservable inputs, as discussed below; accordingly, these inputs fall within Level 3 of the fair value hierarchy. The Income Approach uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.
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
An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2024, 2023 and 2022, the fair value of each reporting unit exceeded its carrying value, and accordingly, we did not record any goodwill impairment charges in 2024, 2023 or 2022.
Our reporting units include components of the Industrial Precision Solutions, Medical and Fluid Solutions, and the Advanced Technology Solutions segments. Changes in the carrying amount of goodwill during 2024 by operating segment:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Systems	Total
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201
Acquisitions	(9,962)	494,279	—	484,317
Currency effect	8,597	1,611	2,093	12,301
Balance at October 31, 2024	$1,207,631	$1,669,748	$403,440	$3,280,819

The increase in goodwill for 2024 was due to the acquisition of Atrion. See Note 3 to the Consolidated Financial Statements for additional details.

Nordson Corporation 46

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of goodwill during 2023 by operating segment:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Systems	Total
Balance at October 31, 2022	$520,236	$1,172,069	$112,388	$1,804,693
Acquisitions	694,900	—	285,330	980,230
Currency effect	(6,140)	1,789	3,629	(722)
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201
The increase in goodwill for 2023 was due to the acquisition of CyberOptics and the ARAG Group. See Note 3 to the Consolidated Financial Statements for additional details.
Information regarding intangible assets subject to amortization:

	October 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$878,071	$339,756	$538,315
Patent/technology costs	232,371	134,187	98,184
Trade names	167,144	62,887	104,257
Noncompete agreements	8,502	8,412	90
Other	500	500	—
Total	$1,286,588	$545,742	$740,846

	October 31, 2023
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$794,706	$287,585	$507,121
Patent/technology costs	204,905	112,994	91,911
Trade names	125,692	52,488	73,204
Noncompete agreements	10,028	9,521	507
Other	182	181	1
Total	$1,135,513	$462,769	$672,744
Amortization expense for 2024, 2023 and 2022 was $76,972, $59,719 and $50,825, respectively. See Note 3 for details regarding intangibles recorded due to acquisitions.
Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2025	$77,220
2026	$73,639
2027	$70,807
2028	$68,239
2029	$62,334
Note 6 — Retirement, pension and other postretirement plans
Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment and are based on the employee’s contribution. The expense applicable to retirement plans for 2024, 2023 and 2022 was approximately $30,564, $29,511 and $26,635, respectively.
Nordson Corporation 47

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
During the second quarter of 2022, we completed a partial plan settlement transaction in regard to two of our U.S. pension plans in which plan assets amounting to $171,181 were used to purchase a group annuity contract from The Prudential Insurance Company of America ("Prudential"). The settlement resulted in a loss of $41,221, which is included in Pension settlement charge for U.S. Plans on the Consolidated Statements of Income. This transaction relieved the Company of its responsibility for the pension obligation related to certain retired employees and transferred the obligation and payment responsibility to Prudential for retirement benefits owed to approximately 1,500 retirees and other beneficiaries. The annuity contract covered retirees who commenced receiving benefits on or before November 1, 2021. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Plan participants not included in the transaction remain in the plans and responsibility for payment of the retirement benefits remains with the Company.
A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$319,186	$303,520	$62,813	$60,880
Service cost	10,043	10,973	942	1,096
Interest cost	18,975	16,699	2,766	2,513
Participant contributions	—	—	82	79
Settlements	(1,659)	(1,499)	(805)	(607)
Curtailments	—	—	—	(2)
Foreign currency exchange rate change	—	—	2,320	3,566
Actuarial (gain) loss	30,709	(4,120)	4,086	(2,361)
Benefits paid	(8,906)	(6,387)	(2,841)	(2,351)
Benefit obligation at end of year	$368,348	$319,186	$69,363	$62,813

Change in plan assets:
Beginning fair value of plan assets	$321,676	$333,851	$39,863	$38,316
Actual return on plan assets	52,744	(6,307)	4,460	117
Company contributions	2,187	2,018	2,104	2,429
Participant contributions	—	—	82	79
Settlements	(1,659)	(1,499)	(805)	(607)
Foreign currency exchange rate change	—	—	1,966	1,880
Benefits paid	(8,906)	(6,387)	(2,841)	(2,351)
Ending fair value of plan assets	$366,042	$321,676	$44,829	$39,863

Funded status at end of year	$(2,306)	$2,490	$(24,534)	$(22,950)

Amounts recognized in financial statements:
Noncurrent asset	$7,320	$11,473	$13,716	$9,991
Accrued benefit liability	(977)	(1,494)	(6)	(5)
Long-term pension obligations	(8,649)	(7,489)	(38,244)	(32,936)
Total amount recognized in financial statements	$(2,306)	$2,490	$(24,534)	$(22,950)

Nordson Corporation 48

Notes to Consolidated Financial Statements — (Continued)

The net actuarial loss included in the projected benefit obligation for the United States and international pension plans for 2024 was primarily due to lower discount rates partially offset by gains due to demographic experience. The actuarial gain included in the projected benefit obligation for the United States pension plans for 2023 was primarily due to higher discount rates partially offset by losses due to demographic experience.
Amounts recognized in accumulated other comprehensive loss (income):

	United States		International
	2024	2023	2024	2023
Net actuarial loss (gain)	$107,027	$102,506	$(2,312)	$(3,122)
Prior service cost (credit)	—	—	(88)	(91)
Accumulated other comprehensive loss (income)	$107,027	$102,506	$(2,400)	$(3,213)
The following table summarizes the changes in accumulated other comprehensive loss (income):

	United States		International
	2024	2023	2024	2023
Balance at beginning of year	$102,506	$74,293	$(3,213)	$(2,413)
Net loss (gain) arising during the year	4,577	28,303	1,197	(943)
Net (gain) recognized during the year	—	—	(29)	(79)
Prior service adjustment recognized during the year	—	—	8	50
Settlement (gain) loss	(56)	(90)	(95)	425
Curtailment (gain) loss	—	—	—	2
Exchange rate effect during the year	—	—	(268)	(255)
Balance at end of year	$107,027	$102,506	$(2,400)	$(3,213)
Information regarding the funded status of the Company's plans is as follows:

	United States		International
	2024	2023	2024	2023
For plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$10,121	$8,703	$41,647	$36,413
Fair value of plan assets	—	—	5,323	5,115
For plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	9,626	8,983	43,574	38,039
Fair value of plan assets	—	—	5,323	5,115
Net periodic pension costs include the following components:

	United States			International
	2024	2023	2022	2024	2023	2022
Service cost	$10,043	$10,973	$16,820	$942	$1,096	$1,693
Interest cost	18,975	16,699	14,486	2,766	2,513	1,105
Expected return on plan assets	(26,611)	(26,116)	(27,776)	(1,626)	(1,532)	(1,430)
Amortization of prior service credit	—	—	48	(8)	(50)	(104)
Amortization of net actuarial loss	—	—	7,504	29	79	2,278
Settlement loss (gain)	56	90	41,548	95	(425)	(29)
Curtailment gain	—	—	—	—	(2)	(2,112)
Total benefit cost	$2,463	$1,646	$52,630	$2,198	$1,679	$1,401
Net periodic pension cost for 2024 included a settlement loss of $151 due to lump sum retirement payments. Net periodic pension cost for 2023 included a settlement gain of $335 due to lump sum retirement payments. Net periodic pension cost for 2022 included a settlement loss of $298 due to lump sum retirement payments. Net periodic pension cost for 2022 included a curtailment gain of $2,112 due to the freeze of an international defined benefit plan.
Nordson Corporation 49

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic pension cost other than service cost are included in Pension settlement charge for U.S. Plans and Other – net in our Consolidated Statements of Income.
The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2024	2023	2022	2024	2023	2022
Assumptions used to determine benefit obligations at October 31:
Discount rate	5.27%	6.08%	5.70%	3.80%	4.35%	3.78%
Rate of compensation increase	3.96	3.92	4.30	3.08	2.96	3.44
Assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	6.08	5.70	3.02	4.35	3.78	1.30
Discount rate - service cost	6.18	5.89	3.42	3.48	2.88	1.14
Discount rate - interest cost	5.84	5.37	2.35	4.28	3.85	1.37
Expected return on plan assets	6.50	6.40	5.75	4.04	3.75	3.29
Rate of compensation increase	3.92	3.87	4.00	2.96	3.44	2.90
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2024, 2023 and 2022 are due to changes in yields for these types of investments as a result of the economic environment.
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
The international plans include a cash balance plan with promised interest crediting rates. The weighted average crediting rates were 1.10%, 0.70% and 0.60% for 2024, 2023 and 2022, respectively.
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
The allocation of pension plan assets as of October 31, 2024 and 2023 is as follows:

	United States		International
	2024	2023	2024	2023
Asset Category
Equity securities	3%	3%	—%	—%
Debt securities	45	43	—	—
Insurance contracts	—	—	17	31
Pooled investment funds	51	53	82	67
Other	1	1	1	2
Total	100%	100%	100%	100%
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.
Nordson Corporation 50

Notes to Consolidated Financial Statements — (Continued)

Our United States plans comprise 89 percent of the Company's worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments, and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2024, the target in “return-seeking assets” is 30 percent and 70 percent in longer duration fixed income assets. Plan assets are diversified across multiple investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the guidelines established with each investment manager.
Our international plans comprise 11 percent of the Company's worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
The fair values of our pension plan assets at October 31, 2024 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$—	$—	$—	$—	$442	$442	$—	$—
Equity securities:
Basic materials	683	683	—	—	—	—	—	—
Consumer goods	1,788	1,788	—	—	—	—	—	—
Financial	2,461	2,461	—	—	—	—	—	—
Healthcare	1,811	1,811	—	—	—	—	—	—
Industrial goods	2,021	2,021	—	—	—	—	—	—
Technology	2,104	2,104	—	—	—	—	—	—
Fixed income securities:
U.S. Government	58,000	—	58,000	—	—	—	—	—
Corporate	100,909	—	100,909	—	—	—	—	—
Other	5,879	—	5,879	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	7,390	—	—	7,390
Other	1,524	1,524	—	—	—	—	—	—
Total investments in the fair value hierarchy	$177,180	$12,392	$164,788	$—	$7,832	$442	$—	$7,390

Investments measured at Net Asset Value:
Real estate collective funds	33,270				—
Pooled investment funds	155,592				36,997
Total Investments at Fair Value	$366,042				$44,829
Nordson Corporation 51

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2023 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$355	$355	$—	$—	$777	$777	$—	$—
Money market funds	251	251	—	—	—	—	—	—
Equity securities:
Basic materials	632	632	—	—	—	—	—	—
Consumer goods	1,614	1,614	—	—	—	—	—	—
Financial	1,787	1,787	—	—	—	—	—	—
Healthcare	1,368	1,368	—	—	—	—	—	—
Industrial goods	1,403	1,403	—	—	—	—	—	—
Technology	1,732	1,732	—	—	—	—	—	—
Fixed income securities:
U.S. Government	42,269	—	42,269	—	—	—	—	—
Corporate	94,650	—	94,650	—	—	—	—	—
Other	2,640	—	2,640	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	12,224	—	—	12,224
Other	2,092	2,092	—	—	—	—	—	—
Total investments in the fair value hierarchy	$150,793	$11,234	$139,559	$—	$13,001	$777	$—	$12,224

Investments measured at Net Asset Value:
Real estate collective funds	42,780				—
Pooled investment funds	128,103				26,862
Total Investments at Fair Value	$321,676				$39,863
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
•Fixed income securities - U.S. government securities are valued using bid evaluations and are classified as Level 2. Corporate fixed income securities are valued using evaluated prices, such as dealer quotes, bids and offers and are therefore classified as Level 2.
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

Nordson Corporation 52

Notes to Consolidated Financial Statements — (Continued)

The following tables present an analysis of changes during the years ended October 31, 2024 and 2023 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2023	$12,224
Actual return on plan assets:
Purchases	1,428
Sales	(7,010)
Settlements	(214)
Unrealized gains	440
Foreign currency translation	522
Ending balance at October 31, 2024	$7,390

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2022	$18,066
Actual return on plan assets:
Purchases	1,320
Sales	(8,007)
Settlements	(607)
Unrealized gains	266
Foreign currency translation	1,186
Ending balance at October 31, 2023	$12,224
Contributions to pension plans in 2025 are estimated to be approximately $3,726.
Retiree pension benefit payments, which include expected future service, are anticipated to be paid as follows:

Year	United States	International
2025	$10,851	$2,988
2026	$12,667	$5,076
2027	$14,587	$3,955
2028	$16,470	$3,637
2029	$18,297	$3,934
2030-2034	$117,167	$20,033
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
Nordson Corporation 53

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans in the United States is as follows:

	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$53,433	$59,851
Service cost	281	399
Interest cost	3,018	3,063
Participant contributions	580	614
Actuarial (gain) loss	623	(7,301)
Benefits paid	(3,683)	(3,193)
Benefit obligation at end of year	$54,252	$53,433

Change in plan assets:
Beginning fair value of plan assets	$—	$—
Company contributions	3,103	2,579
Participant contributions	580	614
Benefits paid	(3,683)	(3,193)
Ending fair value of plan assets	$—	$—

Funded status at end of year	$(54,252)	$(53,433)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,890)	$(2,800)
Long-term postretirement obligations	(51,362)	(50,633)
Total amount recognized in financial statements	$(54,252)	$(53,433)
The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	2024	2023
Balance at beginning of year	$(12,336)	$(5,035)
Net (gain) loss arising during the year	623	(7,301)
Net gain (loss) recognized during the year	591	—
Balance at end of year	$(11,122)	$(12,336)
Net postretirement benefit costs include the following components:

	2024	2023	2022
Service cost	$281	$399	$687
Interest cost	3,018	3,063	1,923
Amortization of net actuarial (gain) loss	(591)	—	978
Total benefit cost (credit)	$2,708	$3,462	$3,588
The components of net postretirement benefit cost other than service cost are included in Other – net in our Consolidated Statements of Income.

Nordson Corporation 54

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	2024	2023	2022
Assumptions used to determine benefit obligations at October 31:
Discount rate	5.18%	6.02%	5.59%
Health care cost trend rate	2.25	3.40	3.50
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	1.80	3.16	3.19
Year the rate reaches the ultimate trend rate	2033	2032	2032
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate benefit obligation	6.02%	5.59%	2.98%
Discount rate service cost	6.26	6.00	3.55
Discount rate interest cost	5.76	5.22	2.30
The weighted average health care trend rates reflect expected increases in the Company’s portion of the obligation. The decrease in the health care cost trend rates in 2024 for the U.S. postretirement plan is due to a reduction in the long-term increase assumption for the HRA benefit.
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
Contributions to postretirement plans in 2025 are estimated to be approximately $2,896.

Retiree postretirement benefit payments are anticipated to be paid as follows:

Year
2025	$2,890
2026	$3,021
2027	$3,203
2028	$3,331
2029	$3,455
2030-2034	$18,876

Nordson Corporation 55

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Income taxes
Income before income taxes and income tax expense (benefit) are comprised of the following:

	2024	2023	2022
Income before income taxes:
Domestic	$314,263	$269,934	$302,549
Foreign	271,218	345,405	346,730
Total income before income taxes	$585,481	$615,339	$649,279
Current:
U.S. federal	$65,085	$54,157	$59,639
State and local	2,017	285	7,535
Foreign	69,652	89,520	79,734
Total current	136,754	143,962	146,908
Deferred:
U.S. federal	(11,622)	(9,119)	(9,408)
State and local	(1,387)	(1,279)	(596)
Foreign	(5,548)	(5,718)	(728)
Total deferred	(18,557)	(16,116)	(10,732)
	$118,197	$127,846	$136,176
A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2024	2023	2022
Statutory federal income tax rate	21.00%	21.00%	21.00%
Share-based and other compensation	(0.02)	(0.25)	0.26
Foreign tax rate variances	1.22	1.83	0.95
State and local taxes, net of federal income tax benefit	0.08	(0.13)	0.84
Foreign-Derived Intangible Income Deduction	(2.54)	(2.24)	(1.59)
Global Intangible Low-Taxed Income net of foreign tax credits	0.40	0.71	0.23
Other – net	0.05	(0.14)	(0.72)
Effective tax rate	20.19%	20.78%	20.97%
Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,433,106 and $1,533,889 at October 31, 2024 and 2023, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, U.S. state and local taxes and currency translation considerations.
At October 31, 2024 and 2023, total unrecognized tax benefits were $7,481 and $8,002, respectively. The amounts that, if recognized, would impact the effective tax rate were $6,670 and $4,497 at October 31, 2024 and 2023, respectively. During 2024, unrecognized tax benefits related primarily to domestic positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheets.

Nordson Corporation 56

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Gross balance at beginning of year	$8,002	$2,872	$3,720
Additions based on tax positions related to the current year	300	410	310
Additions for tax positions of prior years	—	10	—
Increases related to acquired businesses	—	6,602	—
Reductions for tax positions of prior years	(418)	—	(70)
Lapse of statute of limitations	(403)	(1,892)	(1,088)
Gross balance at end of year	$7,481	$8,002	$2,872
At October 31, 2024 and 2023, we had accrued interest and penalty expense related to unrecognized tax benefits of $800 and $401, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).
We are subject to United States Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the U.S. by the Internal Revenue Service ("IRS") for the years 2021 through 2024; years prior to 2021 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for years after 2018. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.
Significant components of deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Lease Liabilities	$25,254	$26,678
Employee benefits	29,291	26,680
Tax credit and loss carryforwards	35,258	28,667
Other accruals not currently deductible for taxes	9,190	8,944
Inventory adjustments	16,634	5,932
Total deferred tax assets	115,627	96,901
Valuation allowance	(33,596)	(23,732)
Total deferred tax assets	82,031	73,169
Deferred tax liabilities:
Depreciation and amortization	256,183	238,210
Lease right-of-use assets	24,204	25,925
Other - net	(3,865)	3,649
Total deferred tax liabilities	276,522	267,784
Net deferred tax liabilities	$(194,491)	$(194,615)
At October 31, 2024, we had $20,367 of tax credit carryforwards, $15,116 of which expires in 2026-2038 and $5,251 of which has an indefinite carryforward period. We also had $30,897 of state operating loss carryforwards, $47,966 of foreign operating loss carryforwards, and a $4,459 capital loss carryforward, of which $58,426 will expire in 2025 through 2043, and $24,897 of which has an indefinite carryforward period. The net change in the valuation allowance was an increase of $9,864 in 2024 and an increase of $13,602 in 2023. The valuation allowance of $33,596 at October 31, 2024, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.
Nordson Corporation 57

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Long-term debt
A summary of long-term debt is as follows:

	2024	2023
Notes Payable	$18,285	$5,019
Revolving credit agreement, due 2028	240,000	248,000
Term loan, due 2026	280,000	300,000
Senior notes, due 2025	8,500	32,000
Senior notes, due 2025-2027	37,143	54,286
Senior notes, due 2025-2030	190,000	260,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	—
	2,223,928	1,749,305
Less current maturities	103,928	115,662
Less unamortized debt issuance costs	16,359	10,773
Less bond discounts	2,444	1,476
Long-term maturities	$2,101,197	$1,621,394
Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility had a five-year term expiring in April 2024 and included a $75,000 sub-facility for swing-line loans. On April 17, 2023, we entered into an amendment to, among other things, replace London Interbank Offered Rate with the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Sterling Overnight Index Average and the Tokyo Interbank Offered Rate for U.S. Dollar, Euro, British Pound Sterling and Japanese Yen borrowings, respectively. On June 6, 2023, this credit agreement was terminated and replaced by the New Credit Agreement (as defined below).
In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). In June 2024, the Revolving Facility was amended to increase the aggregate principal amount to $922,500. The Company borrowed and has outstanding $280,000 on the Term Loan Facility and $240,000 on the Revolving Facility as of October 31, 2024. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) Risk-Free Rate ("RFR"), as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at October 31, 2024 was 5.66%.
Senior notes, due 2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 0.73 years. The weighted-average interest rate at October 31, 2024 was 3.07 percent.
Senior notes, due 2025-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.55 years. The weighted-average interest rate at October 31, 2024 was 3.13 percent.
Senior notes, due 2025-2030 — These unsecured fixed-rate notes entered in 2018 with a group of insurance companies have a remaining weighted-average life of 2.70 years. The weighted-average interest rate at October 31, 2024 was 4.03 percent.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering of $350,000 aggregate principal amount of 5.600% Notes due 2028 and $500,000 aggregate principal amount of 5.800% Notes due 2033.
4.500% Notes due 2029 - In September 2024, we completed an underwritten public offering of $600,000 aggregate principal amount of 4.500% Notes due 2029 (the "2029 Notes").
Nordson Corporation 58

Notes to Consolidated Financial Statements — (Continued)

We were in compliance with all covenants at October 31, 2024 and the amount we could borrow would not have been limited by any debt covenants.
Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2024, are as follows: $103,928 in 2025; $330,000 in 2026; $10,000 in 2027; $630,000 in 2028 and $620,000 in 2029.
Bank lines of credit are summarized as follows:

	2024	2023
Maximum borrowings available under bank lines of credit (all foreign banks)	$123,983	$114,464
Outstanding borrowings / notes payable (all foreign bank debt)	(18,285)	(5,019)
Unused bank lines of credit	$105,698	$109,445
Note 9 — Leases
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
We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles. We often have options to renew lease terms for buildings and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur. Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant and equipment – net on the Consolidated Balance Sheets with related amortization recorded in depreciation expense on the Consolidated Statement of Cash Flows. As of October 31, 2024, we had no material leases that had yet to commence.
Additional lease information is summarized below for the twelve months ended October 31:

	October 31, 2024		October 31, 2023
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$5,978		$5,926
Interest	505		357
Lease cost (1)	6,483	$20,133	6,283	$19,662
Short-term and variable lease cost (1)	3,019	2,908	2,338	1,989
Total lease cost	$9,502	$23,041	$8,621	$21,651

(1) Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.
Supplemental cash flow information is summarized below for the twelve months ended October 31, 2024:

	Finance Leases	Operating Leases
Cash outflows for leases	$6,148	$20,754
Weighted average remaining lease term (years)	6.70	8.06
Weighted average discount rate	3.08%	2.09%

Nordson Corporation 59

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheet as of October 31, 2024. The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2025	$5,713	$18,784
2026	4,316	17,651
2027	2,957	14,164
2028	1,385	11,379
2029	469	10,062
Later years	4,175	34,646
Total minimum lease payments	19,015	106,686
Amounts representing interest	1,670	8,805
Present value of minimum lease payments	$17,345	$97,881
Rental expense for operating leases during the fiscal years ended October 31, 2024, 2023 and 2022 was $21,184, $22,095 and $20,479, respectively.
Capitalized net finance leases included in property, plant and equipment during the fiscal years ended October 31, 2024 and October 31, 2023 was $16,364 and $16,310, respectively.
Note 10 — Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

October 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,332	$—	$3,332	$—
Net investment contracts (b)	6,049	—	6,049	—
Total assets at fair value	$9,381	$—	$9,381	$—
Liabilities:
Deferred compensation plans (c)	$9,615	$—	$9,615	$—
Net investment contracts (b)	20,261	—	20,261	—
Foreign currency forward contracts (a)	5,508	—	5,508	—
Total liabilities at fair value	$35,384	$—	$35,384	$—

October 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$696	$—	$696	$—
Net investment contracts (b)	13,713	—	13,713	—
Total assets at fair value	$14,409	$—	$14,409	$—
Liabilities:
Deferred compensation plans (c)	$9,637	$—	$9,637	$—
Net investment contracts (b)	9,985	—	9,985	—
Foreign currency forward contracts (a)	10,425	—	10,425	—
Total liabilities at fair value	$30,047	$—	$30,047	$—
Nordson Corporation 60

Notes to Consolidated Financial Statements — (Continued)

(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The fair value of these hedges is primarily based on the exchange rate between the currency pair of the hedge upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk. The notional amount of our net investment hedge contracts as of October 31, 2024 was $845,333.
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

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$2,186,840	$2,219,414	$1,732,037	$1,699,187
Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs and bond discounts as described in the Long-term debt Note.
Note 11 — Derivative financial instruments
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Consolidated Statement of Income together with the transaction gain or loss from the related balance sheet position. The settlement of these contracts is recorded in operating activities on the Consolidated Statement of Cash Flows.
In 2024, we recognized net gains of $7,553 on foreign currency forward contracts and net loss of $13,052 from the change in fair value of balance sheet positions. In 2023, we recognized net losses of $3,041 on foreign currency forward contracts and net loss of $4,701 from the change in fair value of balance sheet positions. In 2022, we recognized net losses of $4,937 on foreign currency forward contracts and net gains of $11,207 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivables-net and Accrued liabilities, respectively in the Consolidated Balance Sheets.
Nordson Corporation 61

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, by currency, the contracts outstanding at October 31, 2024 and 2023:

	Notional Amounts
	Sell	Buy
October 31, 2024 contract amounts:
Euro	$156,836	$171,840
Pound sterling	22,043	168,763
Japanese yen	24,559	29,943
Mexican peso	1,732	27,996
Hong Kong dollar	1,946	1,961
Singapore dollar	73	21,472
Australian dollar	—	10,167
Taiwan dollar	—	8,000
Other	8,389	75,686
Total	$215,578	$515,828
October 31, 2023 contract amounts:
Euro	$107,056	$53,919
Pound sterling	17,449	163,116
Japanese yen	18,858	22,088
Mexican peso	45	26,063
Hong Kong dollar	1,509	8,943
Singapore dollar	448	20,126
Australian dollar	—	9,112
Taiwan Dollar	—	8,000
Other	14,518	79,814
Total	$159,883	$391,181
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2024 and 2023, there were no significant concentrations of credit risk.
Treasury Locks
During the fourth quarter of 2024, the Company entered into treasury locks to fix the interest rate related to $250,000 of the $600,000 of 2029 Notes issued on September 4, 2024. The derivative positions were closed when the debt was priced on September 4, 2024 with a cash settlement net payment of $2,306 that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date. These derivatives were designed as cash flow hedges and the deferred amount reported in AOCI is being reclassed to interest expense as payments are made on the notes through the maturity date.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
During 2024, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar, Singapore Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheets until the sale or substantial liquidation of the underlying investments. A net gain of $16,214, net of tax of $5,366, was recorded in 2024 related to all net investment hedges, which is included in foreign currency translation adjustments in the Consolidated Statements of Shareholders' Equity.

Nordson Corporation 62

Notes to Consolidated Financial Statements — (Continued)

Changes in fair value of derivative instruments that do not qualify for hedge accounting are recognized immediately in current net earnings. The settlement of net investment hedges is recorded in investing activities on the Consolidated Statements of Cash Flows.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Consolidated Balance Sheet as of October 31, 2024:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$5,976	$73	$10,675	$9,586
Note 12 — Capital shares
Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2024, 2023 or 2022.
Common — We have 160,000 authorized common shares without par value. At October 31, 2024 and 2023, there were 98,023 common shares issued. At October 31, 2024 and 2023, the number of outstanding common shares, net of treasury shares, was 57,197 and 57,007, respectively.
Common shares repurchased as part of publicly announced programs during 2024, 2023 and 2022 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2024	123	$28,198	$228.60
2023	373	79,786	213.62
2022	1,190	260,288	218.69
These amounts exclude share repurchases associated with employee equity award exercises and vesting.
Note 13 — Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of October 31, 2024, a total of 1,875 common shares were available to be granted under the 2021 Plan.
Stock options — Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues post-retirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $4,616, $6,655 and $7,265 for 2024, 2023 and 2022, respectively.

Nordson Corporation 63

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to stock options during 2024:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2023	1,062	$152.41
Granted	61	$238.35
Exercised	(261)	$121.80
Forfeited or expired	(7)	$229.54
Outstanding at October 31, 2024	855	$167.26	$70,409	4.7 years
Expected to vest	164	$239.44	$2,110	7.8 years
Exercisable at October 31, 2024	690	$149.97	$68,283	4.0 years
Summarized information on currently outstanding options follows:

	Range of Exercise Price
	$67 - $125	$126 - $190	$191 - $268
Number outstanding	261	314	280
Weighted-average remaining contractual life, in years	3.0	4.5	7.4
Weighted-average exercise price	$110.17	$154.44	$235.04
Number exercisable	261	313	116
Weighted-average exercise price	$110.15	$154.36	$227.51
As of October 31, 2024, there was $4,981 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.8 years.
The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2024	2023	2022
Expected volatility	30.3%-31.7%	30.4%-31.8%	30.6%-30.8%
Expected dividend yield	1.15%-1.20%	1.12%-1.27%	0.76%-0.89%
Risk-free interest rate	4.22%-4.52%	3.79%-4.21%	1.36%-2.65%
Expected life of the option (in years)	5.0-6.2	5.0-6.2	5.3-6.2
The weighted-average expected volatility used to value options granted in 2024, 2023 and 2022 was 30.7 percent, 30.6 percent and 30.6 percent, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during 2024, 2023 and 2022 was $79.84, $77.99 and $78.88, respectively.
The total intrinsic value of options exercised during 2024, 2023 and 2022 was $35,620, $23,706 and $15,376, respectively.
Cash received from the exercise of stock options for 2024, 2023 and 2022 was $31,067, $21,373 and $12,124, respectively.
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
Nordson Corporation 64

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
As of October 31, 2024, there was no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares was $0, $336 and $1,096 in 2024, 2023 and 2022, respectively. These amounts included common share dividends of $0, $5 and $19 in 2024, 2023 and 2022, respectively.
The following table summarizes activity related to restricted share units in 2024:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2023	69	$236.28
Granted	41	$235.53
Forfeited	(6)	$241.89
Vested	(37)	$229.72
Restricted share units at October 31, 2024	67	$238.83
As of October 31, 2024, there was $8,883 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.8 years. The amounts charged to expense related to restricted share units in 2024, 2023 and 2022 were $8,853, $8,765 and $8,403, respectively. Restricted share unit expense increased beginning in 2021 compared to prior years as the granting of restricted share units has generally replaced the granting of stock options for key employees.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant or a Monte Carlo valuation for awards with market conditions. The per share values were $229.58 and $225.14 for 2024; $231.34, $211.25 and $214.51 for 2023; and $260.60, $273.50 and $221.94 for 2022. The amount charged to expense for executive officers and selected other key employees in 2024, 2023 and 2022 were $5,070, $6,543 and $13,626, respectively. As of October 31, 2024, there was $6,529 of unrecognized compensation cost related to performance share incentive awards.
Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $97, $107 and $72 for 2024, 2023 and 2022, respectively.
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
Nordson Corporation 65

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to director deferred compensation share equivalent units during 2024:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2023	78	$93.11
Restricted stock units vested	5	$215.81
Dividend equivalents	1	$249.07
Distributions	(19)	$54.54
Outstanding at October 31, 2024	65	$115.66
The amount charged to expense related to director deferred compensation was $321, $309 and $305 in 2024, 2023 and 2022, respectively.
Shares reserved for future issuance — At October 31, 2024, there were 1,139 of common shares reserved for future issuance through the exercise of outstanding options or rights.
Note 14 — Operating segments and geographic area data
We conduct business in three primary operating segments: Industrial Precision Solutions, Medical and Fluid Solutions, and Advanced Technology Solutions. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the Consolidated Statement of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are the same as those described in Note 1.
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
No single customer accounted for 10 percent or more of sales in 2024, 2023 or 2022.
Nordson Corporation 66

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
Year ended October 31, 2024
Net external sales	$1,484,249	$695,452	$510,220	$—	$2,689,921
Depreciation and amortization	56,856	58,061	13,433	7,825	136,175
Operating profit (loss)	470,559	187,731	94,231	(78,520)	674,001
Identifiable assets (a)	1,926,426	2,267,239	697,224	1,184,222	6,075,111
Property, plant and equipment expenditures	16,892	19,533	4,269	23,716	64,410
Year ended October 31, 2023
Net external sales	$1,391,046	$660,316	$577,270	$—	$2,628,632
Depreciation and amortization	33,228	54,988	15,185	8,497	111,898
Operating profit (loss)	460,889	189,367	101,662	(79,157)	672,761
Identifiable assets (a)	1,932,527	1,544,456	730,192	1,105,471	5,312,646
Property, plant and equipment expenditures	9,257	15,716	4,209	5,401	34,583
Year ended October 31, 2022
Net external sales	$1,337,242	$690,177	$562,859	$—	$2,590,278
Depreciation and amortization	27,891	54,674	8,780	8,578	99,923
Operating profit (loss)	434,476	217,199	133,253	(82,568)	702,360
Identifiable assets (a)	1,112,825	1,558,861	397,250	812,964	3,881,900
Property, plant and equipment expenditures	9,490	31,009	2,383	8,546	51,428
(a)Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill. Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities and intangible assets.
We have significant sales and long-lived assets in the following geographic areas:

	2024	2023	2022
Net external sales
Americas	$1,178,626	$1,149,760	$1,096,596
Europe	726,100	682,676	645,603
Asia Pacific	785,195	796,196	848,079
Total net external sales	$2,689,921	$2,628,632	$2,590,278
Long-lived assets
Americas	$465,521	$328,312	$332,709
Europe	113,274	109,428	62,039
Asia Pacific	59,432	61,282	60,973
Total long-lived assets	$638,227	$499,022	$455,721
Long-lived assets include property, plant and equipment - net and operating right of use lease assets.
A reconciliation of total assets for reportable segments to total consolidated assets is as follows:

	2024	2023	2022
Total identifiable assets for reportable segments	$6,075,111	$5,312,646	$3,881,900
Eliminations	(74,145)	(60,876)	(61,525)
Total consolidated assets	$6,000,966	$5,251,770	$3,820,375
Nordson Corporation 67

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Supplemental information for the statement of cash flows

	2024	2023	2022
Cash operating activities:
Interest paid	$85,966	$54,710	$22,975
Income taxes paid	160,122	112,912	141,212
Note 16 — Contingencies
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
We have voluntarily agreed with the City of New Richmond, Wisconsin and other Potentially Responsible Parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. At October 31, 2024 and October 31, 2023, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was $181 and $231, respectively. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Nordson Corporation 68

Management’s Report on Internal Control Over Financial Reporting
The management of Nordson Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.
Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework ("2013 framework"), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2024.
We completed the acquisition of Atrion Corporation and its subsidiaries ("Atrion") on August 21, 2024. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of October 31, 2024 did not include the internal control over financial reporting of Atrion. The results of Atrion are included in our consolidated financial statements from the date the business was acquired. The total assets of the Atrion represented 14% of our total assets at October 31, 2024. The net revenues represented 1% of consolidated revenues for the year ended October 31, 2024 and the net income for the year ended October 31, 2024 did not have a material impact on the Company’s operations.
Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2024.
The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2024. Ernst & Young LLP's report on Nordson's internal control over financial reporting is included herein.

/s/ Sundaram Nagarajan	/s/ Daniel R. Hopgood
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

December 18, 2024	December 18, 2024

Nordson Corporation 69

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Atrion Corporation and its subsidiaries (Atrion), which is included in the 2024 consolidated financial statements of the Company and constituted 14% of total assets as of October 31, 2024 and 1% of total revenues for the year then ended. Net income for the year then ended did not have a material impact on the Company’s operations. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Atrion.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2024, and the related notes and schedule listed in the Index at Item 15(a) and our report dated December 18, 2024 expressed an unqualified opinion thereon.
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
December 18, 2024
Nordson Corporation 70

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 18, 2024 expressed an unqualified opinion thereon.
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
Nordson Corporation 71

Valuation of Goodwill
Description of the Matter
At October 31, 2024, the Company had $3,280,819 thousand of goodwill. As discussed in Note 5 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. The Company performed a quantitative impairment test for all reporting units in fiscal 2024. As part of the quantitative impairment tests, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process whereby the Company develops assumptions that are used as inputs to the annual goodwill impairment tests. This included controls over management's review of the valuation models and the assumptions, described above.
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
December 18, 2024
Nordson Corporation 72

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of October 31, 2024. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2024 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42) thereon are set forth in Part II, Item 8 of this annual report and are incorporated by reference.
(c)Changes in internal control over reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
During the quarter ended October 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Nordson Corporation 73

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption “Committees of the Board of Directors” of our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.
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
The information required by this item regarding our insider trading policy and procedures is incorporated by reference to the information contained under the caption “Insider Trading, Anti-Hedging and Anti-Pledging Policies” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
We have adopted a Code of Ethics and Business Conduct (the "Code") for all employees and directors, including the principal executive officer, principal financial officer, principal accounting officer, other executive officers and other finance personnel. A copy of the Code is available free of charge on our website at https://www.nordson.com/en/about-us/corporate-responsibility/code-of-ethics. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our code of ethics and business conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website.
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, along with the sections captioned “Directors Compensation,” “Summary Compensation for Fiscal Year 2024,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at October 31, 2024,” “Stock Option Exercises and Stock Vested Tables,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Benefits Upon Termination or Change of Control,” “CEO Pay Ratio,” "Risks Related to Executive Compensation Policies and Practices" and "Compensation Committee Report" in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.
Equity Compensation Plan Information
The following table sets forth (in whole shares) information regarding equity compensation plans in effect as of October 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column) (3)
Equity compensation plans approved by security holders	1,182,642	$167.26	1,874,912
Equity compensation plans not approved by security holders	—	—	—
Total	1,182,642	$167.26	1,874,912
(1) The number of shares reported may overstate dilution due to the inclusion of performance-based awards at their maximum payout level.
(2) Full value equity awards such as performance share incentive awards are not taken into account in the weighted-average price, as such awards have no exercise price.
(3) As of October 31, 2024, includes shares available for future issuance under the 2021 Plan, including for awards other than options, warrants and rights.
Nordson Corporation 74

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the captions “Corporate Governance—Director Independence” and “Corporate Governance—Review and Approval of Transactions with Related Persons” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the caption “Proposal 2: Ratify the Appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending October 31, 2024—Fees Paid to Ernst & Young LLP” and the caption “Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.
Nordson Corporation 75

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following are filed as part of this annual report:
(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2024
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2024
Consolidated Balance Sheets as of October 31, 2024 and October 31, 2023
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2024
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2024
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42)
(a) 2. Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended October 31, 2024.
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
Nordson Corporation 76

Table Table of Contents
NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
(2)	Plan of Acquisition, Reorganization or Arrangement
2-a
Agreement and Plan of Merger, dated as of August 7, 2022, by and among Nordson Corporation, Meta Merger Company and CyberOptics Corporation (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated August 10, 2022)**

2-b
Agreement and Plan of Merger, dated as of May 28, 2024, by and among Nordson Corporation, Alpha Medical Merger Sub, Inc. and Atrion Corporation (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 28, 2024)**

2-c
Voting and Support Agreement, dated as of May 28, 2024, by and among Nordson Corporation, Montclair Harbour LLC, David A. Battat and Emile A. Battat (incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated May 28, 2024)

2-d
Voting and Support Agreement, dated as of May 28, 2024, by and among Nordson Corporation, Stupp Bros., Inc. and John P. Stupp Jr. (incorporated herein by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated May 28, 2024)

(3)	Articles of Incorporation and By-Laws
3-a	1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-a-1	Certificate of Amendment to 1989 Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3-a-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)
3-b	2023 Amended Regulations (incorporated herein by reference to Exhibit 3-b to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2023)
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
Master Note Purchase Agreement, dated as of June 22, 2018, by and among Nordson Corporation and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2018)

4-l
Indenture, dated September 13, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 13, 2023).

4-m
First Supplemental Indenture, dated September 13, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, to the Indenture dated September 13, 2023 (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated September 13, 2023).

4-n
Second Supplemental Indenture, dated September 9, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, to the Indenture dated September 13, 2023 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated September 9, 2024).

4-o
364-Day Term Loan Agreement, dated as of June 21, 2024, by and among Nordson Corporation, as Borrower, Morgan Stanley Senior Funding, Inc., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 24, 2024)

4-p
Incremental Amendment to Credit Agreement, dated as of June 21, 2024, by and among Nordson Corporation as Borrower, Nordson Engineering GmbH as German Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated June 24, 2024)

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

Nordson Corporation 77

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
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

10-g-2	Nordson Corporation Amended and Restated 2012 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 2, 2018)*
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

10-g-8	Nordson Corporation 2021 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 2, 2021)*
10-g-9
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Award - Key Employees (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 19, 2021)*

10-g-10
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Award - Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 19, 2021)*

10-h
Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)*

Nordson Corporation 78

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
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
Amended and Restated Term Loan Agreement, dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated May 6, 2019)**

10-l
Employment Agreement, effective as of August 1, 2019, between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 14, 2019)*

10-m
Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 14, 2019)*

10-n
Separation agreement between Gregory P. Merk and Nordson Corporation, effective January 27, 2022 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated February 25, 2022)

10-o
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Options Award (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated February 23, 2023)*

10-p
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Units Award (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated February 23, 2023)*

10-q
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Units Award (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q dated February 23, 2023)*

10-r
Term Loan Agreement, dated as of January 18, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, and the Lenders party thereto and PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 23, 2023)

10-s
Credit Agreement, dated as of June 6, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, Wells Fargo Bank, National Association, as Agent, and Wells Fargo Securities, LLC, BofA Securities, Inc., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, and various financial institutions named therein as lenders. (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 6, 2023)

10-t
364-Day Term Loan Credit Agreement, dated as of August 23, 2023, by and among Nordson Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 24, 2023).

10-u
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Option Award (incorporated by reference to Exhibit 10-u to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-v
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Unit Award (incorporated by reference to Exhibit 10-v to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-w
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Unit Award (incorporated by reference to Exhibit 10-w to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-x
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Unit Award with cliff vesting (incorporated by reference to Exhibit 10-x to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

(19)	Nordson Corporation Insider Trading Policy
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Nordson Corporation 79

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Nordson Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)
101
The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2024, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2024, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheets at October 31, 2024 and 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2024, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).
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

NORDSON CORPORATION

Date: December 18, 2024	By:	/s/ Stephen Shamrock
Stephen Shamrock
Chief Accounting Officer

Nordson Corporation 81

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel R. Hopgood as his or her true and lawful attorney-in-fact and agent with full power to act alone, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 18, 2024
Sundaram Nagarajan

/s/ Daniel R. Hopgood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2024
Daniel R. Hopgood

/s/ Stephen Shamrock	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 18, 2024
Stephen Shamrock

/s/ Victor L. Richey, Jr.	Chair of the Board	December 18, 2024
Victor L. Richey, Jr.

/s/ Annette Clayton	Director	December 18, 2024
Annette Clayton

/s/ Dr. John A. DeFord	Director	December 18, 2024
Dr. John A. DeFord

/s/ Frank M. Jaehnert	Director	December 18, 2024
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 18, 2024
Ginger M. Jones

/s/ Christopher L. Mapes	Director	December 18, 2024
Christopher L. Mapes

/s/ Michael J. Merriman, Jr.	Director	December 18, 2024
Michael J. Merriman, Jr.

/s/ Milton M. Morris	Director	December 18, 2024
Milton M. Morris

/s/ Jennifer A. Parmentier	Director	December 18, 2024
Jennifer A. Parmentier

Nordson Corporation 82

Schedule II – Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Year	Charged to Expense	Additions (Deductions)	Currency Effects	Balance at End of Year
Allowance for Doubtful Accounts
2022	$7,552	1,259	(1,336)	743	$8,218
2023	$8,218	283	1,469	45	$10,015
2024	$10,015	619	(347)	(518)	$9,769
Inventory Obsolescence and Other Reserves
2022	$45,863	18,694	(18,372)	(450)	$45,735
2023	$45,735	24,925	6,617	(152)	$77,125
2024	$77,125	28,563	(20,063)	172	$85,797

Nordson Corporation 83