Form 10-Q
period 2025-01-31
NORDSON CORP
filed 2025-02-20
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 18, 2025:  56,911,738

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except for per share data)	January 31, 2025	January 31, 2024
Sales	$615,420	$633,193
Operating costs and expenses:
Cost of sales	279,524	284,766
Selling and administrative expenses	194,949	188,992
	474,473	473,758
Operating profit	140,947	159,435
Other income (expense):
Interest expense	(26,559)	(21,442)
Interest and investment income	941	1,044
Other income (expense) - net	1,526	(338)
	(24,092)	(20,736)
Income before income taxes	116,855	138,699
Income taxes	22,203	29,127
Net income	$94,652	$109,572
Average common shares	57,129	57,064
Incremental common shares attributable to equity compensation	357	491
Average common shares and common share equivalents	57,486	57,555
Basic earnings per share	$1.66	$1.92
Diluted earnings per share	$1.65	$1.90
See accompanying notes.

Nordson Corporation
Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	January 31, 2025	January 31, 2024
Net income	$94,652	$109,572
Components of other comprehensive income (loss):
Foreign currency translation adjustments	(51,679)	43,943
Pension and other postretirement plan adjustments, net of tax	512	(459)
Total other comprehensive income	(51,167)	43,484
Total comprehensive income	$43,485	$153,056
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	January 31, 2025	October 31, 2024
Cash and cash equivalents	$130,424	$115,952
Receivables - net	531,298	594,663
Inventories - net	472,234	476,935
Prepaid expenses and other current assets	92,068	87,482
Total current assets	1,226,024	1,275,032
Goodwill	3,242,344	3,280,819
Intangible assets - net	704,496	740,846
Property, plant and equipment - net	538,448	544,607
Operating right of use lease assets	87,814	93,620
Deferred income taxes	11,748	11,196
Other assets	60,652	54,846
Total assets	$5,871,526	$6,000,966

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$101,063	$103,928
Accrued liabilities	182,124	225,231
Accounts payable	88,546	97,839
Customer advanced payments	49,092	46,400
Income taxes payable	41,446	32,754
Operating lease liability - current	16,532	17,063
Finance lease liability - current	5,264	5,262
Total current liabilities	484,067	528,477
Long-term debt	2,085,177	2,101,197
Operating lease liability - noncurrent	75,497	80,818
Deferred income taxes	208,575	205,687
Postretirement obligations	51,406	51,544
Pension obligations	44,710	46,893
Finance lease liability - noncurrent	11,661	12,083
Other long-term liabilities	33,822	42,075
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	719,073	714,091
Retained earnings	4,345,249	4,295,199
Accumulated other comprehensive loss	(236,007)	(184,840)
Common shares in treasury, at cost	(1,963,957)	(1,904,511)
Total shareholders' equity	2,876,611	2,932,192
Total liabilities and shareholders' equity	$5,871,526	$6,000,966
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Three Months Ended January 31, 2025
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	349	—	—	652	1,001
Stock-based compensation	—	4,633	—	—	—	4,633
Purchase of treasury shares	—	—	—	—	(60,098)	(60,098)
Dividends declared ($0.78 per share)	—	—	(44,602)	—	—	(44,602)
Net income	—	—	94,652	—	—	94,652
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(51,679)	—	(51,679)
Defined benefit pension and post-retirement plan adjustments	—	—	—	512	—	512
January 31, 2025	$12,253	$719,073	$4,345,249	$(236,007)	$(1,963,957)	$2,876,611

	Three Months Ended January 31, 2024
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	12,519	—	—	1,899	14,418
Stock-based compensation	—	4,659	—	—	—	4,659
Purchase of treasury shares	—	—	—	—	(7,371)	(7,371)
Dividends declared ($0.68 per share)	—	—	(38,855)	—	—	(38,855)
Net income	—	—	109,572	—	—	109,572
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	43,943	—	43,943
Defined benefit pension and post-retirement plan adjustments	—	—	—	(459)	—	(459)
January 31, 2024	$12,253	$685,275	$4,060,070	$(152,957)	$(1,880,674)	$2,723,967
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Three Months Ended
Cash flows from operating activities:	January 31, 2025	January 31, 2024
Net income	$94,652	$109,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,031	33,544
Non-cash stock compensation	4,633	4,659
Deferred income taxes	(2,223)	1,642
Other non-cash expense	584	243
Loss on sale of property, plant and equipment	166	8
Changes in operating assets and liabilities and other	24,279	22,688
Net cash provided by operating activities	159,122	172,356
Cash flows from investing activities:
Additions to property, plant and equipment	(21,399)	(7,530)
Proceeds from sale of property, plant and equipment	298	22
Other	6,825	1,783
Net cash used in investing activities	(14,276)	(5,725)
Cash flows from financing activities:
Proceeds from issuance of debt	1,655	805
Repayment of debt	(24,218)	(108,000)
Repayment of finance lease obligations	(1,320)	(1,488)
Issuance of common shares in treasury	1,001	14,418
Purchase of treasury shares	(60,098)	(7,371)
Dividends paid	(44,602)	(38,855)
Net cash used in financing activities	(127,582)	(140,491)

Effect of exchange rate changes on cash	(2,792)	(5,618)
Increase in cash and cash equivalents	14,472	20,522
Cash and cash equivalents at beginning of period	115,952	115,679
Cash and cash equivalents at end of period	$130,424	$136,201
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2025
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2024.
Consolidation.  The Condensed Consolidated Financial Statements include the accounts of Nordson Corporation and its 100%-owned and controlled subsidiaries. Investments in affiliates and joint ventures in which our ownership is 50% or less or in which we do not have control but have the ability to exercise significant influence are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements. Actual amounts could differ from these estimates.
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of January 31, 2025 and October 31, 2024 were not material.
However, for certain contracts related to the sale of customer-specific products within our Medical and Fluid Solutions ("MFS") segment, revenue is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled, and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material on January 31, 2025 and October 31, 2024. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for the year-to-date periods ended January 31, 2025 and October 31, 2024.
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
We offer assurance-type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term and is not material. Certain arrangements may include installation, installation supervision, training, and spare parts, which tend to be completed in a short period of time, at an insignificant cost, and utilizing skills not unique to us, and therefore, these items are typically regarded as inconsequential or not material.
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to our Operating segments Note for details.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended January 31, 2025 and 2024 were 193 and 74, respectively.
Recently issued accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company plans to adopt this standard beginning with our Annual Report on Form 10-K for the fiscal year ending October 31, 2025. While we expect the adoption of this standard will expand our disclosures related to our operating segments, we do not expect it to have any impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income. ASU 2024-03 does not change or remove current expense presentation requirements within the Condensed Consolidated Statements of Income. However, the amendments require disclosure, on an annual and interim basis, disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into expense categories such as: purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2028.
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
2024 Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion Corporation, a Delaware corporation (“Atrion”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 28, 2024, with Alpha Medical Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”), and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and will

Nordson Corporation
operate within our MFS segment. The all-cash acquisition of Atrion of $789,996, net of cash acquired, was funded using borrowings under our revolving credit facility and the 364-day term loan agreement with a group of banks for a delayed draw term loan facility in the aggregate principal amount of $500,000 (the “364-Day Term Loan Agreement”) and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, a preliminary purchase price allocation resulted in the recognition of $494,409 of goodwill and $129,600 of identifiable intangible assets. The identifiable intangible assets consist primarily of $40,100 of tradenames (amortized over 15 years), $24,900 of technology (amortized over 15 years), and $64,600 of customer relationships (amortized over 19 years). Goodwill associated with the acquisition was not tax deductible. As of January 31, 2025, the purchase price allocation remains preliminary as we complete our assessment, principally related to income taxes. The financial results of the Atrion acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 21, 2024
Cash	$24,428
Receivables - net	20,883
Inventories - net	64,801
Goodwill	494,409
Intangibles	129,600
Other assets	158,059
Total Assets	$892,180

Accounts payable	$25,587
Deferred income taxes	31,221
Other liabilities	20,948
Total Liabilities	$77,756
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
Accounts receivable are net of an allowance for credit losses of $8,655 and $9,769 on January 31, 2025 and October 31, 2024, respectively. The provision income on receivables was $382 for the three months ended January 31, 2025, compared to the provision expense of $80 for the three months ended January 31, 2024. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	January 31, 2025	October 31, 2024
Finished goods	$261,189	$256,465
Raw materials and component parts	248,264	250,477
Work-in-process	49,848	55,790
	559,301	562,732
Obsolescence and other reserves	(87,067)	(85,797)
	$472,234	$476,935

Nordson Corporation
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	January 31, 2025	October 31, 2024
Land	$31,779	$32,018
Land improvements	4,802	4,822
Buildings	362,996	354,854
Machinery and equipment	645,577	649,510
Enterprise management system	53,662	53,401
Construction-in-progress	37,315	58,362
Leased property under finance leases	29,099	29,404
	1,165,230	1,182,371
Accumulated depreciation and amortization	(626,782)	(637,764)
	$538,448	$544,607
Depreciation expense was $17,720 and $14,157 for the three months ended January 31, 2025 and 2024, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the three months ended January 31, 2025 by operating segment were as follows:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2024	$1,207,631	$1,669,748	$403,440	$3,280,819
Acquisitions	—	130	—	130
Division transfer	(29,010)		29,010	—
Currency effect	(43,224)	(1,930)	6,549	(38,605)
Balance at January 31, 2025	$1,135,397	$1,667,948	$438,999	$3,242,344
Effective November 1, 2024, the Measurement and Control Solutions ("MCS") division was transferred from the Industrial Precision Solutions ("IPS") segment to the Advanced Technology Solutions ("ATS") segment due to an organizational change and determination that the economic and business characteristics of MCS better aligned with the Company’s ATS segment. The division transfer above reflects the transfer of goodwill from IPS to ATS as a result of this change.
In the first quarter of 2025, the Company also reassessed its reporting units for purposes of annual goodwill impairment testing due to a number of recent developments, including the status of integration activities associated with several significant acquisitions over the last few years and changes in the management of divisions, such as the transfer of MCS to the ATS segment. As a result of this reassessment and in consideration of the Company's management reporting structure, economic characteristics of the divisions and nature of the products and services of those divisions, the Company determined its reporting units should be the same as its operating segments: ATS, IPS and MFS. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company properly assessed for indicators of impairment of goodwill at the time of the reporting unit change, concluding that no impairment existed.

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	January 31, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$860,096	$347,178	$512,918
Patent/technology costs	229,069	137,419	91,650
Trade name	165,183	65,306	99,877
Non-compete agreements	8,361	8,310	51
Other	430	430	—
Total	$1,263,139	$558,643	$704,496

	October 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$878,071	$339,756	$538,315
Patent/technology costs	232,371	134,187	98,184
Trade name	167,144	62,887	104,257
Non-compete agreements	8,502	8,412	90
Other	500	500	—
Total	$1,286,588	$545,742	$740,846
Amortization expense for the three months ended January 31, 2025 and 2024 was $19,311 and $19,387, respectively.
Pension and other postretirement plans
The components of net periodic pension and other postretirement cost for the three months ended January 31, 2025 and 2024 were:

	U.S.		International
Three Months Ended	2025	2024	2025	2024
Service cost	$2,531	$2,507	$232	$237
Interest cost	4,691	4,752	623	689
Expected return on plan assets	(6,609)	(6,652)	(638)	(417)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial (gain) loss	474	—	(67)	9
Total benefit cost	$1,087	$607	$148	$516

The components of other postretirement benefit costs for the three months ended January 31, 2025 and 2024 were:

	U.S.
Three Months Ended	2025	2024
Service cost	$59	$70
Interest cost	650	754
Amortization of net actuarial gain	(126)	(147)
Total benefit cost (income)	$583	$677

The components of net periodic pension and other postretirement cost, other than service cost, are included in Other – net in our Condensed Consolidated Statements of Income.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2025 and 2024 was 19.0% and 21.0%, respectively. The effective tax rate for the three months ended January 31, 2025 is lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2024	$(116,890)	$(67,950)	$(184,840)
Pension and other postretirement plan adjustments, net of tax of $163	—	512	512
Foreign currency translation adjustments (a)	(51,679)	—	(51,679)
Balance at January 31, 2025	$(168,569)	$(67,438)	$(236,007)
(a) Includes a net gain of $28,520, net of tax of $8,518, on net investment hedges.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of January 31, 2025, a total of 1,718 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues postretirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $748 and $1,088 for the three months ended January 31, 2025 and 2024, respectively.
The following table summarizes activity related to stock options for the three months ended January 31, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2024	855	$167.26
Granted	60	209.73
Exercised	(10)	114.34
Forfeited or expired	(1)	238.80
Outstanding at January 31, 2025	904	$170.65	$50,540	4.9 years
Expected to vest	153	$230.88	$631	8.8 years
Exercisable at January 31, 2025	748	$158.11	$49,889	4.0 years
As of January 31, 2025, there was $8,264 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.9 years.

Nordson Corporation
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended	January 31, 2025			January 31, 2024
Expected volatility	30.3%	-	31.2%	30.5%	-	31.7%
Expected dividend yield	1.51%	-	1.51%	1.15%	-	1.15%
Risk-free interest rate	4.43%	-	4.48%	4.22%	-	4.26%
Expected life of the option (in years)	5.0	-	6.3	5.0	-	6.2
The weighted-average expected volatility used to value the 2025 and 2024 options was 30.5% and 30.7%, respectively.
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.
The weighted average grant date fair value of stock options granted during the three months ended January 31, 2025 and 2024 was $68.11 and $79.81, respectively.
The total intrinsic value of options exercised during the three months ended January 31, 2025 and 2024 was $1,351 and $14,127, respectively.
Cash received from the exercise of stock options for the three months ended January 31, 2025 and 2024 was $1,001 and $14,418, respectively.
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
As shares or units are issued, stock-based compensation equivalent to the fair value on the date of grant is expensed over the vesting period.
The following table summarizes activity related to restricted share units during the three months ended January 31, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2024	67	$238.83
Granted	47	239.34
Forfeited	(1)	246.79
Vested	(26)	248.00
Restricted share units at January 31, 2025	87	$236.32
As of January 31, 2025, there was $17,268 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 2.1 years. The amount charged to expense related to restricted share units during each of the three months ended January 31, 2025 and 2024 was $2,510 and $2,226, respectively.

Nordson Corporation
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant. The per share values were $199.30 in 2025 and $229.58 for 2024. The amount charged to expense related to performance awards for the three months ended January 31, 2025 and 2024 was $1,249 and $1,268, respectively. As of January 31, 2025, there was $11,984 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation, and for executive officers, up to 90 percent of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended January 31, 2025 and 2024 was $26 and $21, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during the three months ended January 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2024	65	$115.66
Restricted stock units vested	1	241.19
Distributions	(1)	77.16
Outstanding at January 31, 2025	65	$117.80
The amount charged to expense related to director deferred compensation for the three months ended January 31, 2025 and 2024 was $100 and $56, respectively.
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
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2025 and 2024:

	January 31, 2025	January 31, 2024
Beginning balance at October 31	$13,538	$14,401
Accruals for warranties	1,596	3,089
Warranty payments	(2,856)	(2,663)
Currency effect	(351)	192
Ending balance	$11,927	$15,019
Operating segments
We conduct business in three primary operating segments: IPS, MFS and ATS. The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker. The primary measure used by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing performance is operating profit, which equals sales less cost of sales and certain operating expenses. Items below the operating profit line of the

Nordson Corporation
Condensed Consolidated Statements of Income (interest and investment income, interest expense and other income/expense) are excluded from the measure of segment profitability reviewed by our chief operating decision maker and are not presented by operating segment. The accounting policies of the segments are the same as those described in the Significant accounting policies Note.
Effective November 1, 2024, the MCS division was transferred from the IPS segment to the ATS segment due to an organizational change and determination that the economic and business characteristics of MCS better aligned with the Company’s ATS segment. Our segment reporting reflects this change and prior year financial information was revised to be comparable.
Industrial Precision Solutions: This segment focuses on delivering proprietary dispensing and processing technology, both standard and highly customized equipment, to diverse end markets. Product lines commonly reduce material consumption, increase line efficiency through precision dispensing, and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, agricultural, consumer durables and non-durables markets.
Medical and Fluid Solutions: This segment includes the Company’s fluid management solutions for medical, high-tech industrial and other diverse end markets. Related plastic tubing, balloons, catheters, syringes, cartridges, tips and fluid connection components are used to dispense or control fluids within customers’ medical devices or products, as well as production processes.
Advanced Technology Solutions: This segment focuses on products serving electronics and consumer non-durable end markets. Advanced Technology Solutions products integrate our proprietary product technologies found in progressive stages of an electronics customer’s production and measurement and control processes, such as surface treatment, precisely controlled dispensing of material and test and inspection to ensure quality and reliability. Applications include, but are not limited to, semiconductors, printed circuit boards, electronic components, automotive electronics, in-line measurement sensors, gauges and analyzers.
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
January 31, 2025
Net external sales	$300,448	$193,609	$121,363	$—	$615,420
Operating profit (loss)	95,712	40,936	18,123	(13,824)	140,947
January 31, 2024
Net external sales	$337,742	$159,526	$135,925	$—	$633,193
Operating profit (loss)	109,098	46,100	18,304	(14,067)	159,435

We had significant sales in the following geographic regions:

	Three Months Ended
	January 31, 2025	January 31, 2024
Americas	$267,836	$274,012
Europe	167,762	179,310
Asia Pacific	179,822	179,871
Total net external sales	$615,420	$633,193
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2025	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$2,806	$—	$2,806	$—
Interest rate swaps (b)	2,985	—	2,985	—
Net investment contracts (c)	18,796	—	18,796	—
Total assets at fair value	$24,587	$—	$24,587	$—

Liabilities:
Deferred compensation plans (d)	$10,791	$—	$10,791	$—
Foreign currency forward contracts (a)	9,345	—	9,345	—
Net investment contracts (c)	96	—	96	—
Total liabilities at fair value	$20,232	$—	$20,232	$—

October 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,332	$—	$3,332	$—
Net investment contracts (c)	6,049	—	6,049	—
Total assets at fair value	$9,381	$—	$9,381	$—
Liabilities:
Deferred compensation plans (d)	$9,615	$—	$9,615	$—
Net investment contracts (c)	20,261	—	20,261	—
Foreign currency forward contracts (a)	5,508	—	5,508	—
Total liabilities at fair value	$35,384	$—	$35,384	$—
(a)We enter into foreign currency forward contracts to reduce the risk of foreign currency exposures resulting from receivables, payables, intercompany receivables, intercompany payables and loans denominated in foreign currencies. Foreign exchange contracts are valued using market exchange rates. These foreign exchange contracts are not designated as hedges.
(b)The Company is exposed to changes in the fair value of certain of its fixed-rate liabilities due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, SOFR, with the objective of minimizing the cost of borrowed funds. The Company's interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments without the exchange of the underlying notional amount.
(c)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The fair value of these hedges is primarily based on the exchange rate between the currency pair of the hedge upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk. The notional amount of our net investment hedge contracts as of January 31, 2025 was $811,531.
(d)Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables, accounts payable and notes payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables, accounts payable and notes payable approximate fair value due to the short-term nature of these instruments.

	January 31, 2025
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$2,167,835	$2,185,944

Nordson Corporation
Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs, bond discounts and interest rate swap fair value adjustment as disclosed in the Long-term debt Note.
Derivative financial instruments
The Company uses derivative instruments to manage foreign currency and interest rate risk as detailed below.
Foreign Currency Forward Contracts
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. Accordingly, the changes in the fair value of the foreign currency forward contracts are recognized in each accounting period in “Other – net” on the Condensed Consolidated Statements of Income together with the transaction gain or loss from the related balance sheet position. The settlement of these contracts is recorded in operating activities on the Condensed Consolidated Statement of Cash Flows.
For the three months ended January 31, 2025, we recognized a net loss of $4,363 on foreign currency forward contracts and a net gain of $4,694 from the change in fair value of balance sheet positions. For the three months ended January 31, 2024, we recognized a net gain of $12,094 on foreign currency forward contracts and a net loss of $12,916 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at January 31, 2025 and 2024:

January 31, 2025 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$138,952	$170,725
British pound	24,087	172,779
Japanese yen	22,217	24,307
Mexican Peso	37	25,260
Hong Kong dollar	1,844	2,528
Singapore dollar	8,313	21,376
Australian dollar	284	10,421
Taiwan Dollar	—	8,002
Others	10,977	75,638
Total	$206,711	$511,036

January 31, 2024 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$111,826	$96,737
British pound	19,136	180,224
Mexican Peso	925	33,885
Japanese yen	12,024	23,985
Hong Kong dollar	—	7,453
Singapore dollar	72	20,062
Australian dollar	—	9,334
Taiwan Dollar	—	8,000
Others	5,329	85,206
Total	$149,312	$464,886
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these

Nordson Corporation
counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three months ended January 31, 2025 and 2024, there were no significant concentrations of credit risk.
Treasury Locks
During the fourth quarter of 2024, the Company entered into treasury locks to fix the interest rate related to $250,000 of the $600,000 aggregate principal amount of 2029 Notes issued on September 4, 2024. The derivative positions were closed when the debt was priced on September 4, 2024 with a cash settlement net payment of $2,306 that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date. These derivatives were designed as cash flow hedges and the deferred amount reported in AOCI is being reclassed to interest expense as payments are made on the notes through the maturity date.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
As of January 31, 2025, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar, Singapore Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A gain of $28,520, net of tax, and a $11,855 loss, net of tax, was recorded for the three months ended January 31, 2025 and 2024, respectively.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Condensed Consolidated Balance Sheets as of January 31, 2025:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$14,482	$4,314	$—	$96
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate liabilities due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, Secured Overnight Financing Rate ("SOFR"), with the objective of minimizing the cost of borrowed funds. The Company's interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments without the exchange of the underlying notional amount.
The Company's interest rate swaps are designated and qualify as fair value hedges. As a result, the interest rate swaps are measured at fair value and the carrying value of the hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. Accordingly, the earnings effect of an increase in the fair value of the interest rate swaps will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. A loss of $44, net of tax, was recorded for the three months ended January 31, 2025. The fair values of our interest rate swap assets are included in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets.
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$2,985	$302,985

Nordson Corporation
Long-term debt
A summary of long-term debt is as follows:

	January 31, 2025	October 31, 2024
Notes Payable	$15,420	$18,285
Revolving credit agreement, due 2028	220,000	240,000
Term loan due 2026	280,000	280,000
Senior notes, due 2025	8,500	8,500
Senior notes, due 2025-2027	37,143	37,143
Senior notes, due 2025-2030	190,000	190,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	2,201,063	2,223,928
Less current maturities	101,063	103,928
Less unamortized debt issuance costs	15,459	16,359
Less bond discounts	2,349	2,444
Plus impact of interest rate swaps	2,985	—
Long-term maturities	$2,085,177	$2,101,197
Revolving credit agreement — In April 2019, we entered into a $850,000 unsecured multi-currency credit facility with a group of banks, which amended, restated and extended our then existing syndicated revolving credit agreement. This facility had a five-year term expiring in April 2024 and included a $75,000 sub-facility for swing-line loans. On April 17, 2023, we entered into an amendment to, among other things, replace London Interbank Offered Rate with the SOFR, the Euro Interbank Offered Rate, the Sterling Overnight Index Average and the Tokyo Interbank Offered Rate for U.S. Dollar, Euro, British Pound Sterling and Japanese Yen borrowings, respectively. On June 6, 2023, this credit agreement was terminated and replaced by the New Credit Agreement (as defined below).
In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). In June 2024, the Revolving Facility was amended to increase the aggregate principal amount to $922,500. The Company borrowed and has outstanding $280,000 on the Term Loan Facility and $220,000 on the Revolving Facility as of January 31, 2025. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) Risk-Free Rate ("RFR"), as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the New Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at January 31, 2025 was 5.83%.
Senior notes, due 2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 0.48 years. The weighted-average interest rate at January 31, 2025 was 3.07%.
Senior notes, due 2025-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.30 years. The weighted-average interest rate at January 31, 2025 was 3.13%.
Senior notes, due 2025-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.44 years. The weighted-average interest rate at January 31, 2025 was 4.03%.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering of $350,000 aggregate principal amount of 5.600% Notes due 2028 and $500,000 aggregate principal amount of 5.800% Notes due 2033.

Nordson Corporation
4.500% Notes due 2029 — In September 2024, we completed an underwritten public offering of $600,000 aggregate principal amount of 4.500% Notes due 2029 (the "2029 Notes").
We were in compliance with all covenants at January 31, 2025, and the amount we could borrow would not have been limited by any debt covenants.
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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of January 31, 2025 and October 31, 2024, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was immaterial. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.

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
As of January 31, 2025, we had approximately 8,000 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2024 (the "2024 Form 10-K"). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2024.
Results of Operations
Below is a detailed comparison of our results of operations for the three months ended January 31, 2025 and January 31, 2024.
As used throughout this Quarterly Report on Form 10-Q, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Effective November 1, 2024, the MCS division was transferred from the IPS segment to the ATS segment due to an organizational change and determination that the economic and business characteristics of MCS better aligned with the Company’s ATS segment. Our segment reporting reflects this change and prior year financial information was revised to be comparable. The MFS segment was unchanged.

Nordson Corporation
Consolidated Financial Results
Consolidated financial results for the three months ended January 31, 2025 and January 31, 2024 were as follows:

	Three Months Ended
(In thousands except for per-share amounts)	January 31, 2025	January 31, 2024	Change
Sales	$615,420	$633,193	(2.8)%
Cost of sales	279,524	284,766	(1.8)%
Gross margin	335,896	348,427	(3.6)%
Gross margin %	54.6%	55.0%	(0.4)%
Selling and administrative expenses	194,949	188,992	3.2%
Operating profit	140,947	159,435	(11.6)%
Interest expense	(26,559)	(21,442)	23.9%
Interest and investment income	941	1,044	(9.9)%
Other - net	1,526	(338)	(551.5)%
Income before income taxes	116,855	138,699	(15.7)%
Income tax expense	22,203	29,127	(23.8)%
Net income	$94,652	$109,572	(13.6)%
Net Sales
Net sales for the IPS, MFS and ATS segments were as follows:

	Three months ended				Variance - Increase (Decrease)
	Jan 31, 2025	% of Total	Jan 31, 2024	% of Total	Organic	Acquisitions	Currency	Total
IPS	$300,448	48.8%	$337,742	53.3%	(8.4)%	—%	(2.6)%	(11.0)%
MFS	193,609	31.5%	159,526	25.2%	(11.2)%	33.4%	(0.8)%	21.4%
ATS	121,363	19.7%	135,925	21.5%	(9.6)%	—%	(1.1)%	(10.7)%
Total	$615,420		$633,193		(9.4)%	8.4%	(1.8)%	(2.8)%

The IPS organic sales decrease of 8.4 percent was driven primarily by weaker systems demand in polymer processing and industrial coatings product lines, which was partially offset by growth in systems and parts demand for adhesive product lines. The MFS organic sales decrease of 11.2 percent was driven by lower demand and tough year-over-year comparisons in medical interventional solutions product lines, where customer destocking trends continued to impact demand. The inorganic growth of MFS is due to the acquisition of Atrion. The ATS organic sales decrease of 9.6 percent was driven by lower systems deliveries in electronics processing and x-ray product lines, partially offset by growth in optical sensors and measurement and control product lines.
Net Sales by region were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jan 31, 2025	% of Total	Jan 31, 2024	% of Total	Organic	Acquisitions	Currency	Total
Americas	$267,836	43.5%	$274,012	43.3%	(14.8)%	13.6%	(1.1)%	(2.3)%
Europe	167,762	27.3%	179,310	28.3%	(9.3)%	5.6%	(2.7)%	(6.4)%
Asia Pacific	179,822	29.2%	179,871	28.4%	(1.2)%	3.3%	(2.1)%	—%
Total	$615,420		$633,193		(9.4)%	8.4%	(1.8)%	(2.8)%

Nordson Corporation
Operating Profit
Operating profit for the IPS, MFS and ATS segments were as follows:

	Three Months Ended
	Jan 31, 2025	% of Sales	Jan 31, 2024	% of Sales	% of Sales Change	Increase (Decrease)
IPS	$95,712	31.9%	$109,098	32.3%	(0.4)%	$(13,386)	(12.3)%
MFS	40,936	21.1%	46,100	28.9%	(7.8)%	(5,164)	(11.2)%
ATS	18,123	14.9%	18,304	13.5%	1.4%	(181)	(1.0)%
Corporate	(13,824)		(14,067)			243	(1.7)%
Total	$140,947	22.9%	$159,435	25.2%	(2.3)%	$(18,488)	(11.6)%

Consolidated operating margin decreased by 230 basis points primarily driven by reduced sales leverage. IPS operating margin declined 40 basis points, reflecting the impact of lower sales volumes. MFS operating margin declined 780 basis points, reflecting the contribution from the Atrion acquisition offset by lower organic demand. ATS operating margin improved by 140 basis points despite lower sales, due to strategic cost reduction actions and manufacturing footprint optimization actions.

Interest and Other expenses
Interest expense for the three months ended January 31, 2025 was $26,559, compared to $21,442 in the comparable period of 2024. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other income was $1,526 compared to $338 in the comparable period of 2024. Included in 2025 other income were pension and postretirement income of $1,015 and $331 of foreign currency gains. Included in 2024 other expense were pension and postretirement income of $1,025 and $822 in foreign currency losses.
Income Tax Expense
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets including forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for the three months ended January 31, 2025 was 19.0% compared to 21.0% for the three months ended January 31, 2024. The effective tax rate for the three months ended January 31, 2025 is lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
Net Income
Net income was $94,652, or $1.65 per diluted share, for the three months ended January 31, 2025, compared to net income of $109,572, or $1.90 per diluted share, in the same period of 2024. This represented a 13.6 percent decrease in net income and a 13.2 percent decrease in diluted earnings per share. The decrease of $0.25 per diluted share was primarily driven by lower sales, higher selling & administrative expenses due to the first-year effect of acquisitions, and higher interest expense in the first quarter of 2025 compared to the first quarter of 2024.
Foreign Currency Effects
In the aggregate, average exchange rates for 2025 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2024. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended January 31, 2025 were translated at exchange rates in effect during the same period of 2024, we estimated that sales would have been approximately $12,000 higher while costs of sales and selling and administrative expenses would have been approximately $7,000 higher.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
Cash and cash equivalents increased $14,472 during the three months ended January 31, 2025. Approximately 78 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of January 31, 2025.
A comparison of cash flow changes for the three months ended January 31, 2025 to the three months ended January 31, 2024 is as follows:

	Three Months Ended
	January 31, 2025	January 31, 2024	Increase (Decrease)
Net Income and non-cash items	$134,843	$149,668	$(14,825)
Changes in operating assets and liabilities	24,279	22,688	1,591
Net cash provided by operating activities	159,122	172,356	(13,234)

Additions to property, plant and equipment	(21,399)	(7,530)	(13,869)
Other - net	7,123	1,805	5,318
Net cash used in investing activities	(14,276)	(5,725)	(8,551)

Payments of long-term debt	(22,563)	(107,195)	84,632
Repayment of finance lease obligations	(1,320)	(1,488)	168
Dividends paid	(44,602)	(38,855)	(5,747)
Issuance of common shares	1,001	14,418	(13,417)
Purchase of treasury shares	(60,098)	(7,371)	(52,727)
Net cash used in financing activities	$(127,582)	$(140,491)	$12,909
Additions to property, plant and equipment were largely driven by productivity and growth projects, including a new manufacturing facility.
We have a $1,150,000 unsecured multi-currency credit facility with a group of banks that provides for a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000, maturing in June 2028. At January 31, 2025, we had $280,000 outstanding on the term loan facility and $220,000 outstanding on the revolving credit facility.
Our operating performance, balance sheet position and financial ratios for 2025 remained strong. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $130,424 as of January 31, 2025, cash provided by operations, which was $159,122 for the three months ended January 31, 2025, and available borrowings under our loan agreements and unused bank lines of credit which totaled $808,808 as of January 31, 2025. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic and political conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions including the Company’s ability to complete and successfully integrate acquisitions, including the integration of Atrion; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the

Nordson Corporation
effects of changes in U.S. trade policy and trade agreements, including increased tariffs; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
Factors that could cause our actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2024 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of January 31, 2025. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies Note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2024 Form 10-K. There have been no material changes to the risk factors described in the 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended January 31, 2025:

(In whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2024 to November 30, 2024	32,360	$257.58	29,417	$516,231
December 1, 2024 to December 31, 2024	97,287	$225.29	91,330	$495,868
January 1, 2025 to January 31, 2025	131,991	$212.29	131,900	$467,867
Total	261,638	$222.72	252,647	$467,867
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $467,867 of the total $1,500,000 authorized remained available for share repurchases at January 31, 2025. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.
ITEM 5. OTHER INFORMATION
During the quarter ended January 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2025 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three months ended January 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at January 31, 2025 and October 31, 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2025	Nordson Corporation

/s/ Stephen Shamrock
Stephen Shamrock
Chief Accounting Officer