Form 10-Q
period 2025-04-30
NORDSON CORP
filed 2025-05-29
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 27, 2025:  56,508,946

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Sales	$682,938	$650,642	$1,298,358	$1,283,835
Operating costs and expenses:
Cost of sales	309,034	284,765	588,558	569,531
Selling and administrative expenses	205,154	197,261	400,103	386,253
	514,188	482,026	988,661	955,784
Operating profit	168,750	168,616	309,697	328,051
Other income (expense):
Interest expense	(26,572)	(20,109)	(53,131)	(41,551)
Interest and investment income	553	1,554	1,494	2,598
Other expense - net	(3,961)	(785)	(2,435)	(1,123)
	(29,980)	(19,340)	(54,072)	(40,076)
Income before income taxes	138,770	149,276	255,625	287,975
Income taxes	26,366	31,059	48,569	60,186
Net income	$112,404	$118,217	$207,056	$227,789
Average common shares	56,785	57,222	56,960	57,142
Incremental common shares attributable to equity compensation	253	459	305	475
Average common shares and common share equivalents	57,038	57,681	57,265	57,617
Basic earnings per share	$1.98	$2.07	$3.64	$3.99
Diluted earnings per share	$1.97	$2.05	$3.62	$3.95
See accompanying notes.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Net income	$112,404	$118,217	$207,056	$227,789
Components of other comprehensive income (loss):
Foreign currency translation adjustments	95,605	(32,620)	43,926	11,323
Pension and other postretirement plan adjustments, net of tax	(420)	19	92	(440)
Total other comprehensive income (loss)	95,185	(32,601)	44,018	10,883
Total comprehensive income	$207,589	$85,616	$251,074	$238,672
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	April 30, 2025	October 31, 2024
Cash and cash equivalents	$130,157	$115,952
Receivables - net	624,057	594,663
Inventories - net	473,740	476,935
Prepaid expenses and other current assets	95,568	87,482
Total current assets	1,323,522	1,275,032
Goodwill	3,310,661	3,280,819
Intangible assets - net	715,429	740,846
Property, plant and equipment - net	546,352	544,607
Operating right of use lease assets	87,573	93,620
Deferred income taxes	13,964	11,196
Other assets	64,537	54,846
Total assets	$6,062,038	$6,000,966

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$94,794	$103,928
Accrued liabilities	202,581	225,231
Accounts payable	119,891	97,839
Customer advanced payments	61,067	46,400
Income taxes payable	15,106	32,754
Operating lease liability - current	17,420	17,063
Finance lease liability - current	5,781	5,262
Total current liabilities	516,640	528,477
Long-term debt	2,118,739	2,101,197
Operating lease liability - noncurrent	74,276	80,818
Deferred income taxes	201,741	205,687
Postretirement obligations	51,463	51,544
Pension obligations	49,271	46,893
Finance lease liability - noncurrent	12,447	12,083
Other long-term liabilities	77,157	42,075
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	725,418	714,091
Retained earnings	4,413,318	4,295,199
Accumulated other comprehensive loss	(140,822)	(184,840)
Common shares in treasury, at cost	(2,049,863)	(1,904,511)
Total shareholders' equity	2,960,304	2,932,192
Total liabilities and shareholders' equity	$6,062,038	$6,000,966
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Six Months Ended April 30, 2025
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	349	—	—	652	1,001
Stock-based compensation	—	4,633	—	—	—	4,633
Purchase of treasury shares	—	—	—	—	(60,098)	(60,098)
Dividends declared ($0.78 per share)	—	—	(44,602)	—	—	(44,602)
Net income	—	—	94,652	—	—	94,652
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(51,679)	—	(51,679)
Defined benefit pension and post-retirement plan adjustments	—	—	—	512	—	512
January 31, 2025	$12,253	$719,073	$4,345,249	$(236,007)	$(1,963,957)	$2,876,611
Shares issued under company stock and employee benefit plans	—	1,554	—	—	248	1,802
Stock-based compensation	—	4,791	—	—	—	4,791
Purchase of treasury shares	—	—	—	—	(86,154)	(86,154)
Dividends declared ($0.78 per share)	—	—	(44,335)	—	—	(44,335)
Net income	—	—	112,404	—	—	112,404
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	95,605	—	95,605
Defined benefit pension and post-retirement plan adjustments	—	—	—	(420)	—	(420)
April 30, 2025	$12,253	$725,418	$4,413,318	$(140,822)	$(2,049,863)	$2,960,304

Nordson Corporation

	Six Months Ended April 30, 2024
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	12,519	—	—	1,899	14,418
Stock-based compensation	—	4,659	—	—	—	4,659
Purchase of treasury shares	—	—	—	—	(7,371)	(7,371)
Dividends declared ($0.68 per share)	—	—	(38,855)	—	—	(38,855)
Net income	—	—	109,572	—	—	109,572
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	43,943	—	43,943
Defined benefit pension and post-retirement plan adjustments	—	—	—	(459)	—	(459)
January 31, 2024	$12,253	$685,275	$4,060,070	$(152,957)	$(1,880,674)	$2,723,967
Shares issued under company stock and employee benefit plans	—	11,412	—	—	1,389	12,801
Stock-based compensation	—	5,384	—	—	—	5,384
Purchase of treasury shares	—	—	—	—	(556)	(556)
Dividends declared ($0.68 per share)	—	—	(38,941)	—	—	(38,941)
Net income	—	—	118,217	—	—	118,217
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(32,620)	—	(32,620)
Defined benefit pension and post-retirement plan adjustments	—	—	—	19	—	19
April 30, 2024	$12,253	$702,071	$4,139,346	$(185,558)	$(1,879,841)	$2,788,271
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended
Cash flows from operating activities:	April 30, 2025	April 30, 2024
Net income	$207,056	$227,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,608	66,264
Non-cash stock compensation	9,424	10,043
Deferred income taxes	(3,812)	(2,088)
Other non-cash expense	1,166	1,391
Loss on sale of property, plant and equipment	243	935
Changes in operating assets and liabilities and other	(10,393)	(9,370)
Net cash provided by operating activities	278,292	294,964
Cash flows from investing activities:
Additions to property, plant and equipment	(37,439)	(21,907)
Proceeds from sale of property, plant and equipment	298	30
Other	10,041	6,700
Net cash used in investing activities	(27,100)	(15,177)
Cash flows from financing activities:
Proceeds from issuance of debt	24,645	3,674
Repayment of debt	(30,445)	(208,046)
Repayment of finance lease obligations	(2,627)	(2,881)
Issuance of common shares in treasury	2,803	27,219
Purchase of treasury shares	(146,252)	(7,927)
Dividends paid	(88,937)	(77,796)
Net cash used in financing activities	(240,813)	(265,757)

Effect of exchange rate changes on cash	3,826	(4,263)
Increase in cash and cash equivalents	14,205	9,767
Cash and cash equivalents at beginning of period	115,952	115,679
Cash and cash equivalents at end of period	$130,157	$125,446
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2025
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2024.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of April 30, 2025 and October 31, 2024 were not material. For certain contracts, the Company may collect payments in advance of completing performance obligations and recognizes a liability included within Customer advance payments in our Consolidated Balance Sheets.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material as of April 30, 2025 and October 31, 2024. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for the year-to-date periods ended April 30, 2025 and October 31, 2024.
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

Nordson Corporation
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended April 30, 2025 and 2024 were 336 and 74, respectively. Options excluded from the calculation of diluted earnings per share for the six months ended April 30, 2025 and 2024 were 264 and 74, respectively.
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
2024 Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion Corporation, a Delaware corporation (“Atrion”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 28, 2024, with Alpha Medical Merger

Nordson Corporation
Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”), and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and operates within our MFS segment. The all-cash acquisition of Atrion of $789,996, net of cash acquired, was funded using borrowings under our revolving credit facility and the 364-day term loan agreement with a group of banks for a delayed draw term loan facility in the aggregate principal amount of $500,000 (the “364-Day Term Loan Agreement”) and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, a preliminary purchase price allocation resulted in the recognition of $494,279 of goodwill and $129,600 of identifiable intangible assets. The identifiable intangible assets consist primarily of $40,100 of tradenames (amortized over 15 years), $24,900 of technology (amortized over 15 years), and $64,600 of customer relationships (amortized over 19 years). Goodwill associated with the acquisition was not tax deductible. As of April 30, 2025, the purchase price allocation remains preliminary as we complete our assessment, principally related to income taxes. The financial results of the Atrion acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 21, 2024
Cash	$24,428
Receivables - net	20,883
Inventories - net	64,801
Goodwill	494,279
Intangibles	129,600
Other assets	157,473
Total Assets	$891,464

Accounts payable	$25,587
Deferred income taxes	31,221
Other liabilities	20,232
Total Liabilities	$77,040
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
Accounts receivable are net of an allowance for credit losses of $7,812 and $9,769 on April 30, 2025 and October 31, 2024, respectively. The provision income on receivables was $262 and $644 for the three and six months ended April 30, 2025, respectively, compared to provision for losses on receivables of $398 and $478 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.
Inventories
Components of inventories were as follows:

	April 30, 2025	October 31, 2024
Finished goods	$256,577	$256,465
Raw materials and component parts	251,167	250,477
Work-in-process	57,569	55,790
	565,313	562,732
Obsolescence and other reserves	(91,573)	(85,797)
	$473,740	$476,935

Nordson Corporation
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	April 30, 2025	October 31, 2024
Land	$32,463	$32,018
Land improvements	4,838	4,822
Buildings	369,787	354,854
Machinery and equipment	671,614	649,510
Enterprise management system	53,678	53,401
Construction-in-progress	38,851	58,362
Leased property under finance leases	31,662	29,404
	1,202,893	1,182,371
Accumulated depreciation and amortization	(656,541)	(637,764)
	$546,352	$544,607
Depreciation expense was $17,881 and $13,897 for the three months ended April 30, 2025 and 2024, respectively. Depreciation expense was $35,601 and $28,054 for the six months ended April 30, 2025 and 2024, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the six months ended April 30, 2025 by operating segment were as follows:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2024	$1,207,631	$1,669,748	$403,440	$3,280,819
Division transfer	(29,010)	—	29,010	—
Currency effect	14,365	1,642	13,835	29,842
Balance at April 30, 2025	$1,192,986	$1,671,390	$446,285	$3,310,661
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

Nordson Corporation
Information regarding our intangible assets subject to amortization was as follows:

	April 30, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$893,451	$366,602	$526,849
Patent/technology costs	235,161	145,921	89,240
Trade name	168,786	69,459	99,327
Non-compete agreements	8,619	8,606	13
Other	214	214	—
Total	$1,306,231	$590,802	$715,429

	October 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$878,071	$339,756	$538,315
Patent/technology costs	232,371	134,187	98,184
Trade name	167,144	62,887	104,257
Non-compete agreements	8,502	8,412	90
Other	500	500	—
Total	$1,286,588	$545,742	$740,846
Amortization expense for the three months ended April 30, 2025 and 2024 was $19,696 and $18,823, respectively. Amortization expense for the six months ended April 30, 2025 and 2024 was $39,007 and $32,210, respectively.
Pension and other postretirement plans
The components of net periodic pension and other postretirement cost for the three and six months ended April 30, 2025 and 2024 were:

	U.S.		International
Three Months Ended	2025	2024	2025	2024
Service cost	$2,531	$2,507	$239	$234
Interest cost	4,691	4,752	639	685
Expected return on plan assets	(6,609)	(6,652)	(651)	(416)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial (gain) loss	474	—	(68)	8
Total benefit cost	$1,087	$607	$157	$509

	U.S.		International
Six Months Ended	2025	2024	2025	2024
Service cost	$5,062	$5,015	$471	$471
Interest cost	9,383	9,505	1,262	1,374
Expected return on plan assets	(13,219)	(13,306)	(1,289)	(833)
Amortization of prior service credit	—	—	(4)	(4)
Amortization of net actuarial (gain) loss	947	—	(136)	17
Total benefit cost	$2,173	$1,214	$304	$1,025

Nordson Corporation
The components of other postretirement benefit costs, for plans in the United States, for the three and six months ended April 30, 2025 and 2024:

	U.S.
Three Months Ended	2025	2024
Service cost	$58	$70
Interest cost	643	754
Amortization of net actuarial gain	(124)	(147)
Total benefit cost (income)	$577	$677

	U.S.
Six Months Ended	2025	2024
Service cost	$117	$141
Interest cost	1,294	1,508
Amortization of net actuarial gain	(250)	(295)
Total benefit cost (income)	$1,161	$1,354
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended April 30, 2025 and 2024 was 19.0% and 20.8%, respectively. The effective tax rate for the six months ended April 30, 2025 and 2024 was 19.0% and 20.9%, respectively. The effective tax rate for the three and six months ended April 30, 2025 is lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2024	$(116,890)	$(67,950)	$(184,840)
Pension and other postretirement plan adjustments, net of tax of $10	—	92	92
Foreign currency translation adjustments (a)	43,926	—	43,926
Balance at April 30, 2025	$(72,964)	$(67,858)	$(140,822)
(a) Includes a net loss of $20,602, net of tax of $6,154, on net investment hedges.
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of April 30, 2025, a total of 2,065 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to

Nordson Corporation
termination are forfeited, and vesting continues postretirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $822 and $1,570 for the three and six months ended April 30, 2025, respectively, compared to $1,446 and $2,534 for the three and six months ended April 30, 2024, respectively.
The following table summarizes activity related to stock options for the six months ended April 30, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2024	855	$167.26
Granted	60	209.73
Exercised	(26)	117.29
Forfeited or expired	(2)	228.67
Outstanding at April 30, 2025	887	$171.40	$29,947	4.6 years
Expected to vest	151	$231.00	$5	8.5 years
Exercisable at April 30, 2025	733	$158.95	$29,942	3.8 years
As of April 30, 2025, there was $7,309 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.7 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended	April 30, 2025			April 30, 2024
Expected volatility	30.3%	-	31.2%	30.5%	-	31.7%
Expected dividend yield	1.51%	-	1.51%	1.15%	-	1.15%
Risk-free interest rate	4.43%	-	4.48%	4.22%	-	4.26%
Expected life of the option (in years)	5.0	-	6.3	5.0	-	6.2
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
The weighted average grant date fair value of stock options granted during the six months ended April 30, 2025 and 2024 was $68.11 and $79.81, respectively.
The total intrinsic value of options exercised during the three months ended April 30, 2025 and 2024 was $1,209 and $16,044, respectively. The total intrinsic value of options exercised during the six months ended April 30, 2025 and 2024 was $2,560 and $30,171, respectively.
Cash received from the exercise of stock options for the six months ended April 30, 2025 and 2024 was $2,803 and $27,219, respectively.
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

Nordson Corporation
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
As shares or units are issued, stock-based compensation equivalent to the fair value on the date of grant is expensed over the vesting period.
The following table summarizes activity related to restricted share units during the six months ended April 30, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2024	67	$238.83
Granted	47	239.34
Forfeited	(5)	235.72
Vested	(26)	248.09
Restricted share units at April 30, 2025	83	$236.38
As of April 30, 2025, there was $14,231 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.9 years. The amount charged to expense related to restricted share units during each of the three months ended April 30, 2025 and 2024 was $2,351 and $2,234, respectively, compared to charges of $4,861 and $4,460 for the six months ended April 30, 2025 and 2024, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant. The per share values were $199.30 in 2025, and $229.58 for 2024. The amount charged to expense related to performance awards for the three months ended April 30, 2025 and 2024 was $1,485 and $1,598, respectively. For the six months ended April 30, 2025 and April 30, 2024, $2,734 and $2,866 were charged to expense, respectively. As of April 30, 2025, there was $10,666 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation, and for executive officers, up to 90 percent of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended April 30, 2025 and 2024 was $32 and $27, respectively, compared to $58 and $48 for the six months ended April 30, 2025 and 2024, respectively.
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

Nordson Corporation
The following table summarizes activity related to director deferred compensation share equivalent units during the six months ended April 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2024	65	$115.66
Restricted stock units vested	1	$239.29
Distributions	(1)	77.38
Outstanding at April 30, 2025	65	$119.60
The amount charged to expense related to director deferred compensation for the three months ended April 30, 2025 and 2024 was $101 and $79, respectively, compared to $201 and $135 for the six months ended April 30, 2025 and 2024, respectively.
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
Following is a reconciliation of the product warranty liability for the six months ended April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024
Beginning balance at October 31	$13,538	$14,401
Accruals for warranties	4,719	6,015
Warranty payments	(5,536)	(7,171)
Currency effect	64	(151)
Ending balance	$12,785	$13,094
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

Nordson Corporation
semiconductors, printed circuit boards, electronic components, automotive electronics, in-line measurement sensors, gauges and analyzers.
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
April 30, 2025
Net external sales	$318,847	$202,809	$161,282	$—	$682,938
Operating profit (loss)	95,722	56,805	31,558	(15,335)	168,750
April 30, 2024
Net external sales	$344,978	$168,966	$136,698	$—	$650,642
Operating profit (loss)	115,922	48,993	20,693	(16,992)	168,616

Six Months Ended
April 30, 2025
Net external sales	$619,295	$396,418	$282,645	$—	$1,298,358
Operating profit (loss)	191,434	97,741	49,681	(29,159)	309,697
April 30, 2024
Net external sales	$682,720	$328,492	$272,623	$—	$1,283,835
Operating profit (loss)	225,020	95,093	38,997	(31,059)	328,051
We had significant sales in the following geographic regions:

	Three Months Ended		Six Months Ended
	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Americas	$292,463	$294,428	$560,300	$568,440
Europe	172,496	182,070	340,259	361,380
Asia Pacific	217,979	174,144	397,799	354,015
Total net external sales	$682,938	$650,642	$1,298,358	$1,283,835
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2025	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$24,170	$—	$24,170	$—
Interest rate swaps (b)	12,567	—	12,567	—
Net investment contracts (c)	5,133	—	5,133	—
Total assets at fair value	$41,870	$—	$41,870	$—
Liabilities:
Deferred compensation plans (d)	$10,765	$—	$10,765	$—
Net investment contracts (c)	55,781	—	55,781	—
Foreign currency forward contracts (a)	8,396	—	8,396	—
Total liabilities at fair value	$74,942	$—	$74,942	$—

October 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,332	$—	$3,332	$—
Net investment contracts (c)	6,049	—	6,049	—
Total assets at fair value	$9,381	$—	$9,381	$—
Liabilities:
Deferred compensation plans (d)	$9,615	$—	$9,615	$—
Net investment contracts (c)	20,261	—	20,261	—
Foreign currency forward contracts (a)	5,508	—	5,508	—
Total liabilities at fair value	$35,384	$—	$35,384	$—
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
(c)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The fair value of these hedges is primarily based on the exchange rate between the currency pair of the hedge upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk. The notional amount of our net investment hedge contracts as of April 30, 2025 was $852,403.
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

	April 30, 2025
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$2,191,815	$2,222,345

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
For the three months ended April 30, 2025, we recognized a net gain of $22,315 on foreign currency forward contracts and a net loss of $25,513 from the change in fair value of balance sheet positions. For the three months ended April 30, 2024, we recognized a net loss of $6,423 on foreign currency forward contracts and a net gain of $5,298 from the change in fair value of balance sheet positions. For the six months ended April 30, 2025, we recognized a net gain of $17,951 on foreign currency forward contracts and a realized net loss of $20,819 from the change in fair value of balance sheet positions. For the six months ended April 30, 2024, we recognized a net gain of $5,671 on foreign currency forward contracts and a net loss of $7,618 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at April 30, 2025 and 2024:

April 30, 2025 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$152,965	$216,275
British pound	20,659	171,023
Japanese yen	27,285	33,238
Mexican Peso	3,413	25,522
Hong Kong dollar	1,296	5,691
Singapore dollar	1,667	26,579
Australian dollar	1,085	9,568
Taiwan Dollar	—	8,000
Others	11,019	71,142
Total	$219,389	$567,038

April 30, 2024 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$137,867	$145,019
British pound	17,490	181,427
Mexican Peso	927	32,979
Japanese yen	18,665	27,588
Hong Kong dollar	3,739	7,438
Singapore dollar	109	19,867
Australian dollar	331	9,441
Taiwan Dollar	—	8,000
Others	4,886	86,152
Total	$184,014	$517,911

Nordson Corporation
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and six months ended April 30, 2025 and 2024, there were no significant concentrations of credit risk.
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
As of April 30, 2025, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar, Singapore Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A loss of $49,122 and a loss of $20,602, net of tax, was recorded for the three and six months ended April 30, 2025, respectively, compared to a gain of $7,348 and a loss of $4,507, net of tax, for the three and six months ended April 30, 2024, respectively.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Condensed Consolidated Balance Sheets as of April 30, 2025:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$5,132	$—	$3,865	$51,916
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
The Company's interest rate swaps are designated and qualify as fair value hedges. As a result, the interest rate swaps are measured at fair value and the carrying value of the hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. Accordingly, the earnings effect of an increase in the fair value of the interest rate swaps will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. A loss of $28 and a loss of $72, net of tax, was recorded for the three and six months ended April 30, 2025, respectively. The fair values of our interest rate swap assets are included in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets.
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$12,567	$312,567

Nordson Corporation
Long-term debt
A summary of long-term debt is as follows:

	April 30, 2025	October 31, 2024
Notes Payable	$9,151	$18,285
Revolving credit agreement, due 2028	243,000	240,000
Term loan due 2026	280,000	280,000
Senior notes, due 2025	8,500	8,500
Senior notes, due 2025-2027	37,143	37,143
Senior notes, due 2025-2030	190,000	190,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	2,217,794	2,223,928
Less current maturities	94,794	103,928
Less unamortized debt issuance costs	14,573	16,359
Less bond discounts	2,255	2,444
Plus impact of interest rate swaps	12,567	—
Long-term maturities	$2,118,739	$2,101,197
Revolving credit agreement — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). In June 2024, the Revolving Facility was amended to increase the aggregate principal amount to $922,500. The Company borrowed and has outstanding $280,000 on the Term Loan Facility and $243,000 on the Revolving Facility as of April 30, 2025. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) Risk-Free Rate ("RFR"), as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the New Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at April 30, 2025 was 5.45%.
Senior notes, due 2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies have a remaining weighted-average life of 0.24 years. The weighted-average interest rate at April 30, 2025 was 3.07%.
Senior notes, due 2025-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.05 years. The weighted-average interest rate at April 30, 2025 was 3.13%.
Senior notes, due 2025-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.20 years. The weighted-average interest rate at April 30, 2025 was 4.03%.
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
We were in compliance with all covenants at April 30, 2025, and the amount we could borrow would not have been limited by any debt covenants.

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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of April 30, 2025 and October 31, 2024, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was immaterial. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
Subsequent event
On May 28, 2025 the Company signed an agreement to divest select product lines within its medical contract manufacturing business. Expected to close in the fourth quarter fiscal 2025, this deal will allow the Company to focus on achieving above-market growth in its proprietary medical components, including devices from the recent Atrion acquisition. The Company does not anticipate any material impact on the consolidated financial statements.
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
Overview
Nordson is an innovative precision technology company that leverages a scalable growth framework expected to deliver top tier growth with leading margins and returns. We engineer, manufacture and market differentiated products and systems used for precision dispensing, applying and controlling of adhesives, coatings, polymers, sealants, biomaterials, and other fluids, to test and inspect for quality, and to treat and cure surfaces and various medical products such as: catheters, cannulas, medical balloons and medical tubing. These products are supported with extensive application expertise and direct global sales and service. We serve a wide variety of consumer non-durable, consumer durable and technology end markets including packaging, electronics, medical, appliances, energy, transportation, precision agriculture, building and construction, and general product assembly and finishing.
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries.
As of April 30, 2025, we had approximately 7,800 employees worldwide. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Michigan, Minnesota, Pennsylvania, Rhode Island, Tennessee, Florida, Texas, Alabama, South Carolina and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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

Nordson Corporation
Results of Operations
Below is a detailed comparison of our results of operations for the three and six months ended April 30, 2025 and April 30, 2024.
As used throughout this Quarterly Report on Form 10-Q, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the three months ended April 30, 2025 and April 30, 2024 were as follows:

	Three Months Ended
(In thousands except for per-share amounts)	April 30, 2025	April 30, 2024	Change
Sales	$682,938	$650,642	5.0%
Cost of sales	309,034	284,765	8.5%
Gross margin	373,904	365,877	2.2%
Gross margin %	54.7%	56.2%	(1.5)%
Selling and administrative expenses	205,154	197,261	4.0%
Operating profit	168,750	168,616	0.1%
Interest expense	(26,572)	(20,109)	32.1%
Interest and investment income	553	1,554	(64.4)%
Other - net	(3,961)	(785)	404.6%
Income before income taxes	138,770	149,276	(7.0)%
Income tax expense	26,366	31,059	(15.1)%
Net income	$112,404	$118,217	(4.9)%
Consolidated financial results for the six months ended April 30, 2025 and April 30, 2024 were as follows:

	Six Months Ended
(In thousands except for per-share amounts)	April 30, 2025	April 30, 2024	Change
Sales	$1,298,358	$1,283,835	1.1%
Cost of sales	588,558	569,531	3.3%
Gross margin	709,800	714,304	(0.6)%
Gross margin %	54.7%	55.6%	(0.9)%
Selling and administrative expenses	400,103	386,253	3.6%
Operating profit	309,697	328,051	(5.6)%
Interest expense	(53,131)	(41,551)	27.9%
Interest and investment income	1,494	2,598	(42.5)%
Other - net	(2,435)	(1,123)	116.8%
Income before income taxes	255,625	287,975	(11.2)%
Income tax expense	48,569	60,186	(19.3)%
Net income	$207,056	$227,789	(9.1)%

Nordson Corporation
Net Sales
Net sales for the IPS, MFS and ATS segments were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Apr 30, 2025	% of Total	Apr 30, 2024	% of Total	Organic	Acquisitions	Currency	Total
IPS	$318,847	46.7%	$344,978	53.0%	(6.9)%	—%	(0.7)%	(7.6)%
MFS	202,809	29.7%	168,966	26.0%	(10.0)%	30.0%	—%	20.0%
ATS	161,282	23.6%	136,698	21.0%	18.1%	—%	(0.1)%	18.0%
Total	$682,938		$650,642		(2.4)%	7.8%	(0.4)%	5.0%

	Six Months Ended				Variance - Increase (Decrease)
	Apr 30, 2025	% of Total	Apr 30, 2024	% of Total	Organic	Acquisitions	Currency	Total
IPS	$619,295	47.7%	$682,720	53.2%	(7.6)%	—%	(1.7)%	(9.3)%
MFS	396,418	30.5%	328,492	25.6%	(10.6)%	31.7%	(0.4)%	20.7%
ATS	282,645	21.8%	272,623	21.2%	4.3%	—%	(0.6)%	3.7%
Total	$1,298,358		$1,283,835		(5.8)%	8.1%	(1.2)%	1.1%
Three Months Ended April 30, 2025
The IPS organic sales decrease of 6.9 percent was driven by weaker systems demand in polymer processing and industrial coatings product lines, partially offset by growth in nonwovens, precision agriculture and packaging product lines. The MFS organic sales decrease of 10.0 percent reflects targeted program rationalization in medical contract manufacturing and ongoing destocking in selected interventional product lines. The inorganic growth of MFS is due to the acquisition of Atrion. The ATS organic sales increase of 18.1 percent was driven by broad-based demand in semi-conductor and electronics end markets.
Six Months Ended April 30, 2025
The IPS organic sales decrease of 7.6 percent was driven primarily by weaker systems demand in polymer processing and industrial coatings product lines, which was partially offset by growth in nonwovens product lines. The MFS organic sales decrease of 10.6 percent was driven by lower demand and tough year-over-year comparisons in medical interventional solutions product lines, where customer destocking trends continued to impact demand. The inorganic growth of MFS is due to the acquisition of Atrion. The ATS organic sales increase of 4.3 percent was driven by growth in optical sensors, partially offset by weakness in measurement and control and electronics processing product lines.
Net Sales by region were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Apr 30, 2025	% of Total	Apr 30, 2024	% of Total	Organic	Acquisitions	Currency	Total
Americas	$292,463	42.8%	$294,428	45.3%	(12.2)%	12.4%	(0.9)%	(0.7)%
Europe	172,496	25.3%	182,070	28.0%	(10.7)%	4.7%	0.7%	(5.3)%
Asia Pacific	217,979	31.9%	174,144	26.8%	22.6%	3.2%	(0.6)%	25.2%
Total	$682,938		$650,642		(2.4)%	7.8%	(0.4)%	5.0%

	Six Months Ended				Variance - Increase (Decrease)
	Apr 30, 2025	% of Total	Apr 30, 2024	% of Total	Organic	Acquisitions	Currency	Total
Americas	$560,300	43.2%	$568,440	44.3%	(13.4)%	13.0%	(1.0)%	(1.4)%
Europe	340,259	26.2%	361,380	28.1%	(10.0)%	5.2%	(1.0)%	(5.8)%
Asia Pacific	397,799	30.6%	354,015	27.6%	10.7%	3.2%	(1.5)%	12.4%
Total	$1,298,358		$1,283,835		(5.8)%	8.1%	(1.2)%	1.1%

Nordson Corporation
Operating Profit
Operating profit for the IPS, MFS and ATS segments were as follows:

	Three Months Ended
	Apr 30, 2025	% of Sales	Apr 30, 2024	% of Sales	% of Sales Change	Increase (Decrease)
IPS	$95,722	30.0%	$115,922	33.6%	(3.6)%	$(20,200)	(17.4)%
MFS	56,805	28.0%	48,993	29.0%	(1.0)%	7,812	15.9%
ATS	31,558	19.6%	20,693	15.1%	4.5%	10,865	52.5%
Corporate	(15,335)		(16,992)			1,657	(9.8)%
Total	$168,750	24.7%	$168,616	25.9%	(1.2)%	$134	0.1%

	Six Months Ended
	Apr 30, 2025	% of Sales	Apr 30, 2024	% of Sales	% of Sales Change	Increase (Decrease)
IPS	$191,434	30.9%	$225,020	33.0%	(2.1)%	$(33,586)	(14.9)%
MFS	97,741	24.7%	95,093	28.9%	(4.2)%	192,834	202.8%
ATS	49,681	17.6%	38,997	14.3%	3.3%	10,684	27.4%
Corporate	(29,159)		(31,059)			1,900	(6.1)%
Total	$309,697	23.9%	$328,051	25.6%	(1.7)%	$(18,354)	(5.6)%
Three Months Ended April 30, 2025
Consolidated operating margin decreased by 120 basis points primarily driven by reduced sales leverage. IPS operating margin declined 360 basis points, reflecting the impact of lower sales volume. MFS operating profit increased $7,812 reflecting the contribution from the Atrion acquisition and solid operational execution from the organic business. ATS operating margin improved by 450 basis points driven by strong organic sales growth and the benefits of strategic cost and manufacturing optimization actions.
Six Months Ended April 30, 2025
Consolidated operating margin decreased by 170 basis points primarily driven by reduced sales leverage. IPS operating margin declined 210 basis points due to lower sales volumes. MFS operating margin declined 420 basis points, reflecting lower organic sales demand partially offset by the impact of the Atrion acquisition. ATS operating margin improved by 330 basis points driven by strong organic sales growth as well as cost reduction actions and manufacturing footprint optimization actions.
Interest and Other expenses
Interest expense for the three months ended April 30, 2025 was $26,572, compared to $20,109 in the comparable period of 2024. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other expense for the three months ended April 30, 2025 was $3,961 compared to $785 in the comparable period of 2024. Included in other expense for the three months ended April 30, 2025 were pension and postretirement income of $1,019 and $3,199 of foreign currency losses. Included in other expense for the three months ended April 30, 2024 were pension and postretirement income of $1,029 and $1,125 in foreign currency losses.
Interest expense for the six months ended April 30, 2025 was $53,131, compared to $41,551 in the comparable period of 2024. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other expense was $2,435 compared to $1,123 in the comparable period of 2024. Included in other expense for the six months ended April 30, 2025 were pension and postretirement income of $2,035 and $2,868 of foreign currency losses. Included in other expense for the six months ended April 30, 2024 were pension and postretirement income of $2,056 and $1,947 in foreign currency losses.
Income Tax Expense
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets including forecasted operating earnings, available tax planning strategies and the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rate for both the three and six months ended April 30, 2025 was

Nordson Corporation
19.0% compared to 20.8% and 20.9%, respectively, for the same periods in 2024. The effective tax rate for the three and six months ended April 30, 2025 is lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
Net Income
Net income was $112,404, or $1.97 per diluted share, for the three months ended April 30, 2025, compared to net income of $118,217, or $2.05 per diluted share, in the same period of 2024. This represented a 4.9 percent decrease in net income and a 3.9 percent decrease in diluted earnings per share. The decrease in net income and decrease of $0.08 per diluted share was primarily driven by higher interest expense due to prior year's acquisitions and an increase in foreign currency losses.
Net income was $207,056, or $3.62 per diluted share, for the six months ended April 30, 2025, compared to net income of $227,789, or $3.95 per diluted share, in the same period of 2024. This represented a 9.1 percent decrease in net income and a 8.4 percent decrease in diluted earnings per share. The decrease in net income and decrease of $0.33 per diluted share was primarily driven by higher selling & administrative expenses due to the first-year effect of acquisitions and higher interest expense due to prior year's acquisitions.
Foreign Currency Effects
In the aggregate, average exchange rates for 2025 used to translate international sales and operating results into U.S. dollars were generally unfavorable compared with average exchange rates existing during 2024. It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended April 30, 2025 were translated at exchange rates in effect during the same period of 2024, we estimated that sales would have been approximately $4,000 higher while costs of sales and selling and administrative expenses would have been approximately $2,000 higher. If transactions for the six months ended April 30, 2025 were translated at exchange rates in effect during the same period of 2024, we estimated that sales would have been approximately $16,000 higher while costs of sales and selling and administrative expenses would have been approximately $9,000 higher.
Other Trends
Changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations did not have a material impact on our financial results for the six months ended April 30, 2025. However, the Company does have sales and purchases that could be negatively impacted by recent tariff actions. The Company is actively working to minimize the impact of these changes and mitigate risk.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
Cash and cash equivalents increased $14,205 during the six months ended April 30, 2025. Approximately 78 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of April 30, 2025.
A comparison of cash flow changes for the six months ended April 30, 2025 to the six months ended April 30, 2024 is as follows:

	Six Months Ended
	April 30, 2025	April 30, 2024	Increase (Decrease)
Net Income and non-cash items	$288,685	$304,334	$(15,649)
Changes in operating assets and liabilities	(10,393)	(9,370)	(1,023)
Net cash provided by operating activities	278,292	294,964	(16,672)

Additions to property, plant and equipment	(37,439)	(21,907)	(15,532)
Other - net	10,339	6,730	3,609
Net cash used in investing activities	(27,100)	(15,177)	(11,923)

Payments of long-term debt	(5,800)	(204,372)	198,572
Repayment of finance lease obligations	(2,627)	(2,881)	254
Dividends paid	(88,937)	(77,796)	(11,141)
Issuance of common shares	2,803	27,219	(24,416)
Purchase of treasury shares	(146,252)	(7,927)	(138,325)
Net cash used in financing activities	$(240,813)	$(265,757)	$24,944
Additions to property, plant and equipment were largely driven by productivity and growth projects, including a new manufacturing facility.
We have a $1,150,000 unsecured multi-currency credit facility with a group of banks that provides for a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000, maturing in June 2028. At April 30, 2025, we had $280,000 outstanding on the term loan facility and $243,000 outstanding on the revolving credit facility.
Our operating performance, balance sheet position and financial ratios for six months ended April 30, 2025 remained strong. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $130,157 as of April 30, 2025, cash provided by operations, which was $278,292 for the six months ended April 30, 2025, and available borrowings under our loan agreements and unused bank lines of credit, which totaled $806,477 as of April 30, 2025. Cash from operations, which, when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash. However, the impact of changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations could negatively impact our cash flow from operations and liquidity in future periods.

Nordson Corporation
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic and political conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions and the Company’s ability to complete and successfully integrate acquisitions, including the integration of Atrion; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements, including changes in tariffs by the U.S. or other nations; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
Factors that could cause our actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2024 Form 10-K and Part II, Item 1A, Risk Factors in the Quarterly Report on Form 10-Q.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2025. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies Note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2024 Form 10-K. Other than as set forth below, there have been no material changes to the risk factors described in the 2024 Form 10-K.
Changes to trade policies, tariffs, and other import/export regulations of the U.S. and other nations may create uncertainty in the global market and have a material adverse effect on our business, financial condition, and results of operations.
Changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations could change how we transact business, who we trade with, affect our relationships with customers and suppliers, and negatively impact our sales, margins and profitability. As a result, these government trade actions may create significant uncertainty in the global market and may have a material adverse impact on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended April 30, 2025:

(In whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2025 to February 28, 2025	123,121	$216.07	123,121	$441,265
March 1, 2025 to March 31, 2025	141,409	$207.78	141,336	$411,897
April 1, 2025 to April 30, 2025	158,991	$184.59	158,984	$382,550
Total	423,521	$201.49	423,441	$382,550
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $382,550 of the total $1,500,000 authorized remained available for share repurchases at April 30, 2025. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation
ITEM 5. OTHER INFORMATION
During the quarter ended April 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the table below:

Trading Arrangement
	Action	Action Date	Rule 10b5-1[1]	Non-Rule 10b5-1[2]	Total Shares to be Sold	Expiration Date
Stephen P. Lovass, Executive Vice President	Adopt	3/20/2025	x		Up to 2,237 shares	1/16/2026
Sundaram Nagarajan, Chief Executive Officer	Adopt	4/3/2025	x		Up to 40,000 shares[3]	7/10/2026
Milton M. Morris, Director	Adopt	4/3/2025	x		Up to 265 shares	11/4/2025

[1] Intended to satisfy the affirmative defense of Rule 10b5-1(c)
[2] Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
3 Mr. Nagarajan's 10b5-1 Plan provides for the potential sale of up to 40,000 shares of the Company’s common stock, all of which Mr. Nagarajan may acquire upon the exercise of outstanding stock options.

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
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2025 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2025 and 2024, (iii) the Consolidated Balance Sheets at April 30, 2025 and October 31, 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 29, 2025	Nordson Corporation

/s/ Stephen Shamrock
Stephen Shamrock
Chief Accounting Officer