Form 10-Q
period 2025-07-31
NORDSON CORP
filed 2025-08-21
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 18, 2025:  56,186,303

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Sales	$741,509	$661,604	$2,039,867	$1,945,439
Operating costs and expenses:
Cost of sales	334,992	292,603	923,550	862,134
Selling and administrative expenses	206,539	201,943	606,642	588,196
Divestiture and related charges	12,211	—	12,211	—
	553,742	494,546	1,542,403	1,450,330
Operating profit	187,767	167,058	497,464	495,109
Other income (expense):
Interest expense	(26,258)	(18,803)	(79,389)	(60,354)
Interest and investment income	560	1,027	2,054	3,625
Other - net	(2,945)	152	(5,380)	(971)
	(28,643)	(17,624)	(82,715)	(57,700)
Income before income taxes	159,124	149,434	414,749	437,409
Income taxes	33,340	32,107	81,909	92,293
Net income	$125,784	$117,327	$332,840	$345,116
Average common shares	56,438	57,229	56,784	57,171
Incremental common shares attributable to equity compensation	290	395	300	449
Average common shares and common share equivalents	56,728	57,624	57,084	57,620
Basic earnings per share	$2.23	$2.05	$5.86	$6.04
Diluted earnings per share	$2.22	$2.04	$5.83	$5.99
See accompanying notes.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Net income	$125,784	$117,327	$332,840	$345,116
Components of other comprehensive income (loss):
Foreign currency translation adjustments	4,973	8,096	48,899	19,419
Pension and other postretirement plan adjustments, net of tax	290	(1,198)	382	(1,638)
Total other comprehensive income	5,263	6,898	49,281	17,781
Total comprehensive income	$131,047	$124,225	$382,121	$362,897
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	July 31, 2025	October 31, 2024
Cash and cash equivalents	$147,788	$115,952
Receivables - net	588,951	594,663
Inventories - net	459,251	476,935
Prepaid expenses and other current assets	91,275	87,482
Assets held for sale	39,583	—
Total current assets	1,326,848	1,275,032
Goodwill	3,306,432	3,280,819
Intangible assets - net	698,000	740,846
Property, plant and equipment - net	525,604	544,607
Operating right of use lease assets	79,770	93,620
Deferred income taxes	12,137	11,196
Other assets	60,922	54,846
Total assets	$6,009,713	$6,000,966

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$336,078	$103,928
Accrued liabilities	221,335	225,231
Accounts payable	129,515	97,839
Customer advanced payments	54,966	46,400
Income taxes payable	7,236	32,754
Operating lease liability - current	17,363	17,063
Finance lease liability - current	5,808	5,262
Liabilities held for sale	10,807	—
Total current liabilities	783,108	528,477
Long-term debt	1,785,745	2,101,197
Operating lease liability - noncurrent	67,675	80,818
Deferred income taxes	199,146	205,687
Postretirement obligations	50,940	51,544
Pension obligations	49,783	46,893
Finance lease liability - noncurrent	8,226	12,083
Other long-term liabilities	83,305	42,075
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	731,915	714,091
Retained earnings	4,495,031	4,295,199
Accumulated other comprehensive loss	(135,559)	(184,840)
Common shares in treasury, at cost	(2,121,855)	(1,904,511)
Total shareholders' equity	2,981,785	2,932,192
Total liabilities and shareholders' equity	$6,009,713	$6,000,966
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended July 31, 2025
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	349	—	—	652	1,001
Stock-based compensation	—	4,633	—	—	—	4,633
Purchase of treasury shares	—	—	—	—	(60,098)	(60,098)
Dividends declared ($0.78 per share)	—	—	(44,602)	—	—	(44,602)
Net income	—	—	94,652	—	—	94,652
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(51,679)	—	(51,679)
Defined benefit pension and post-retirement plan adjustments	—	—	—	512	—	512
January 31, 2025	$12,253	$719,073	$4,345,249	$(236,007)	$(1,963,957)	$2,876,611
Shares issued under company stock and employee benefit plans	—	1,554	—	—	248	1,802
Stock-based compensation	—	4,791	—	—	—	4,791
Purchase of treasury shares	—	—	—	—	(86,154)	(86,154)
Dividends declared ($0.78 per share)	—	—	(44,335)	—	—	(44,335)
Net income	—	—	112,404	—	—	112,404
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	95,605	—	95,605
Defined benefit pension and post-retirement plan adjustments	—	—	—	(420)	—	(420)
April 30, 2025	$12,253	$725,418	$4,413,318	$(140,822)	$(2,049,863)	$2,960,304
Shares issued (repurchased) under company stock and employee benefit plans	—	2,666	—	—	(50)	2,616
Stock-based compensation	—	3,831	—	—	—	3,831
Purchase of treasury shares	—	—	—	—	(71,942)	(71,942)
Dividends declared ($0.78 per share)	—	—	(44,071)	—	—	(44,071)
Net income	—	—	125,784	—	—	125,784
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	4,973	—	4,973
Defined benefit pension and post-retirement plan adjustments	—	—	—	290	—	290
July 31, 2025	$12,253	$731,915	$4,495,031	$(135,559)	$(2,121,855)	$2,981,785

Nordson Corporation

	Nine Months Ended July 31, 2024
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	12,519	—	—	1,899	14,418
Stock-based compensation	—	4,659	—	—	—	4,659
Purchase of treasury shares	—	—	—	—	(7,371)	(7,371)
Dividends declared ($0.68 per share)	—	—	(38,855)	—	—	(38,855)
Net income	—	—	109,572	—	—	109,572
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	43,943	—	43,943
Defined benefit pension and post-retirement plan adjustments	—	—	—	(459)	—	(459)
January 31, 2024	$12,253	$685,275	$4,060,070	$(152,957)	$(1,880,674)	$2,723,967
Shares issued under company stock and employee benefit plans	—	11,412	—	—	1,389	12,801
Stock-based compensation	—	5,384	—	—	—	5,384
Purchase of treasury shares	—	—	—	—	(556)	(556)
Dividends declared ($0.68 per share)	—	—	(38,941)	—	—	(38,941)
Net income	—	—	118,217	—	—	118,217
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	(32,620)	—	(32,620)
Defined benefit pension and post-retirement plan adjustments	—	—	—	19	—	19
April 30, 2024	$12,253	$702,071	$4,139,346	$(185,558)	$(1,879,841)	$2,788,271
Shares issued under company stock and employee benefit plans	—	1,490	—	—	433	1,923
Stock-based compensation	—	4,509	—	—	—	4,509
Purchase of treasury shares	—	—	—	—	(26,178)	(26,178)
Dividends declared ($0.68 per share)	—	—	(38,993)	—	—	(38,993)
Net income	—	—	117,327	—	—	117,327
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	—	—	—	8,096	—	8,096
Defined benefit pension and post-retirement plan adjustments	—	—	—	(1,198)	—	(1,198)
July 31, 2024	$12,253	$708,070	$4,217,680	$(178,660)	$(1,905,586)	$2,853,757
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended
Cash flows from operating activities:	July 31, 2025	July 31, 2024
Net income	$332,840	$345,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,454	99,646
Non-cash stock compensation	13,255	14,552
Deferred income taxes	(3,303)	(3,830)
Other non-cash expense	2,009	3,698
Loss on sale of property, plant and equipment	193	1,015
Divestiture and related charges	12,211	—
Changes in operating assets and liabilities and other	46,605	(385)
Net cash provided by operating activities	516,264	459,812
Cash flows from investing activities:
Additions to property, plant and equipment	(49,002)	(43,786)
Proceeds from sale of property, plant and equipment	305	63
Other	3,967	8,833
Net cash used in investing activities	(44,730)	(34,890)
Cash flows from financing activities:
Proceeds from issuance of debt	24,952	4,334
Repayment of debt	(119,616)	(248,689)
Repayment of finance lease obligations	(4,083)	(4,505)
Issuance of common shares in treasury	5,419	29,142
Purchase of treasury shares	(218,194)	(34,105)
Dividends paid	(133,008)	(116,789)
Net cash used in financing activities	(444,530)	(370,612)

Effect of exchange rate changes on cash	4,832	(4,665)
Increase in cash and cash equivalents	31,836	49,645
Cash and cash equivalents at beginning of period	115,952	115,679
Cash and cash equivalents at end of period	$147,788	$165,324
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2025
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2024.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of July 31, 2025 and October 31, 2024 were not material. For certain contracts, the Company may collect payments in advance of completing performance obligations and recognizes a liability included within Customer advance payments in our Consolidated Balance Sheets.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material as of July 31, 2025 and October 31, 2024. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for the year-to-date periods ended July 31, 2025 and October 31, 2024.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options excluded from the calculation of diluted earnings per share for the three months ended July 31, 2025 and 2024 were 190 and 74, respectively. Options excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2025 and 2024 were 240 and 74, respectively.
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
2024 Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion Corporation, a Delaware corporation (“Atrion”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 28, 2024, with Alpha Medical Merger

Nordson Corporation
Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”), and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and operates within our MFS segment. The all-cash acquisition of Atrion of $789,996, net of cash acquired, was funded using borrowings under our revolving credit facility and the 364-day term loan agreement with a group of banks for a delayed draw term loan facility in the aggregate principal amount of $500,000 (the “364-Day Term Loan Agreement”) and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, a preliminary purchase price allocation resulted in the recognition of $494,279 of goodwill and $129,600 of identifiable intangible assets. The identifiable intangible assets consist primarily of $40,100 of tradenames (amortized over 15 years), $24,900 of technology (amortized over 15 years), and $64,600 of customer relationships (amortized over 19 years). Goodwill associated with the acquisition was not tax deductible. As of July 31, 2025, the purchase price allocation remains preliminary as we complete our assessment, principally related to income taxes. The financial results of the Atrion acquisition are not expected to have a material impact on our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 21, 2024
Cash	$24,428
Receivables - net	20,883
Inventories - net	64,801
Goodwill	494,279
Intangibles	129,600
Other assets	157,473
Total Assets	$891,464

Accounts payable	$25,587
Deferred income taxes	31,221
Other liabilities	20,232
Total Liabilities	$77,040
Divestiture and related charges
In the third quarter of 2025, we entered into a definitive agreement to sell select product lines in the medical contract manufacturing business within the MFS segment and determined that the criteria to be classified as held for sale were met. Therefore, these assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of July 31, 2025. Assets and liabilities classified as held for sale are measured at the lower of carrying value or fair value less costs to sell.
Before measuring the fair value less costs to sell of the disposal group as a whole, we first reviewed individual assets and liabilities to determine if any fair value adjustments were required and concluded no individual asset impairments were required. Then, based on the definitive agreement entered into by us and the buyer, we determined the fair value of the disposal group to be equal to the selling price, less costs to sell. Based on this review, we recorded a non-cash impairment charge of $4,726.

Nordson Corporation
The assets and liabilities of the disposal group classified as held for sale at July 31, 2025 were as follows:

July 31, 2025
Receivables - net	$4,650
Inventories - net	5,602
Prepaid expenses and other current assets	5,877
Property, plant and equipment - net	13,988
Operating right of use lease assets	3,627
Goodwill	10,565
Impairment on carrying value	(4,726)
Assets held for sale	$39,583

Accounts payable	$703
Accrued liabilities	1,729
Operating lease liability	3,685
Finance lease liability	4,690
Liabilities held for sale	$10,807
The pending sale of select product lines in the medical contract manufacturing business is subject to customary closing conditions and is expected to close no later than the fourth quarter of 2025.
In the third quarter of 2025, as part of its exit of the medical contract manufacturing business, the Company also announced the planned closure of its remaining medical contract manufacturing facility and recognized a charge of $7,485, principally associated with the write-off of leasehold improvements and the write-down of an operating right of use lease asset.
Excluding the non-cash divestiture and related charges of $12,211 recorded in the third quarter of 2025, the operating results of the medical contract manufacturing business were not material to our Consolidated Financial Statements for any period presented.
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
Accounts receivable are net of an allowance for credit losses of $6,908 and $9,769 on July 31, 2025 and October 31, 2024, respectively. Provision income was $161 and $805 for the three and nine months ended July 31, 2025, respectively, compared to provision expense of $1,678 and $2,156 for the same periods a year ago, respectively. The remaining change in the allowance for credit losses is principally related to net write-off/recoveries of uncollectible accounts as well as currency translation.

Nordson Corporation
Inventories
Components of inventories were as follows:

	July 31, 2025	October 31, 2024
Finished goods	$250,681	$256,465
Raw materials and component parts	229,547	250,477
Work-in-process	64,552	55,790
	544,780	562,732
Obsolescence and other reserves	(85,529)	(85,797)
	$459,251	$476,935
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	July 31, 2025	October 31, 2024
Land	$32,517	$32,018
Land improvements	4,841	4,822
Buildings	360,881	354,854
Machinery and equipment	674,321	649,510
Enterprise management system	53,678	53,401
Construction-in-progress	36,060	58,362
Leased property under finance leases	26,727	29,404
	1,189,025	1,182,371
Accumulated depreciation and amortization	(663,421)	(637,764)
	$525,604	$544,607
Depreciation expense was $17,754 and $14,180 for the three months ended July 31, 2025 and 2024, respectively. Depreciation expense was $53,355 and $42,234 for the nine months ended July 31, 2025 and 2024, respectively.
Goodwill and other intangible assets
Changes in the carrying amount of goodwill for the nine months ended July 31, 2025 by operating segment were as follows:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Total
Balance at October 31, 2024	$1,207,631	$1,669,748	$403,440	$3,280,819
Other	—	(10,565)	—	(10,565)
Division transfer	(29,010)	—	29,010	—
Currency effect	20,290	1,967	13,921	36,178
Balance at July 31, 2025	$1,198,911	$1,661,150	$446,371	$3,306,432
The Other activity above reflects an allocation of goodwill to the disposal group classified as held for sale. See Divestiture and related charges note.
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

Nordson Corporation
the same as its operating segments: ATS, IPS and MFS. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company properly assessed for indicators of impairment of goodwill at the time of the reporting unit change, concluding that no impairment existed.
Information regarding our intangible assets subject to amortization was as follows:

	July 31, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$896,298	$378,959	$517,339
Patent/technology costs	234,559	150,307	84,252
Trade name	169,036	72,627	96,409
Non-compete agreements	8,637	8,637	—
Other	390	390	—
Total	$1,308,920	$610,920	$698,000

	October 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$878,071	$339,756	$538,315
Patent/technology costs	232,371	134,187	98,184
Trade name	167,144	62,887	104,257
Non-compete agreements	8,502	8,412	90
Other	500	500	—
Total	$1,286,588	$545,742	$740,846
Amortization expense for the three months ended July 31, 2025 and 2024 was $20,092 and $19,202, respectively. Amortization expense for the nine months ended July 31, 2025 and 2024 was $59,099 and $57,412, respectively.
Pension and other postretirement plans
The components of net periodic pension for the three and nine months ended July 31, 2025 and 2024 were:

	U.S.		International
Three Months Ended	2025	2024	2025	2024
Service cost	$2,531	$2,507	$250	$231
Interest cost	4,691	4,752	675	688
Expected return on plan assets	(6,609)	(6,652)	(683)	(417)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial (gain) loss	474	—	(72)	7
Settlement loss	—	56	—	—
Total benefit cost	$1,087	$663	$168	$507

	U.S.		International
Nine Months Ended	2025	2024	2025	2024
Service cost	$7,592	$7,522	$721	$702
Interest cost	14,074	14,257	1,937	2,062
Expected return on plan assets	(19,827)	(19,958)	(1,972)	(1,250)
Amortization of prior service credit	—	—	(6)	(6)
Amortization of net actuarial (gain) loss	1,421	—	(208)	24
Settlement loss	—	56	—	—
Total benefit cost	$3,260	$1,877	$472	$1,532

Nordson Corporation
The components of other postretirement benefit costs, for plans in the United States, for the three and nine months ended July 31, 2025 and 2024:

	U.S.
Three Months Ended	2025	2024
Service cost	$59	$70
Interest cost	657	754
Amortization of net actuarial gain	(127)	(147)
Total benefit cost (income)	$589	$677

	U.S.
Nine Months Ended	2025	2024
Service cost	$176	$211
Interest cost	1,951	2,262
Amortization of net actuarial gain	(377)	(443)
Total benefit cost (income)	$1,750	$2,030
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other – net in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended July 31, 2025 and 2024 was 21.0% and 21.5%, respectively. The effective tax rate for the nine months ended July 31, 2025 and 2024 was 19.7% and 21.1%, respectively. Excluding a discrete tax impact related to the divestiture and related charges taken in the third quarter of 2025, the effective tax rates for the three and nine months ended July 31, 2025 were 19.4% and 19.2%, respectively. The effective tax rate for the nine months ended July 31, 2025 is lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA includes significant tax law changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company is currently evaluating the OBBBA’s impact and does not expect it to have a material impact on its current year consolidated financial statements
Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss), including adjustments for items that are reclassified from accumulated other comprehensive loss to net income, are shown below.

	Cumulative translation adjustments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2024	$(116,890)	$(67,950)	$(184,840)
Pension and other postretirement plan adjustments, net of tax of $99	—	382	382
Foreign currency translation adjustments (a)	48,899	—	48,899
Balance at July 31, 2025	$(67,991)	$(67,568)	$(135,559)
(a) Includes a net loss of $27,470, net of tax of $8,205, on net investment hedges.

Nordson Corporation
Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the "2021 Plan") as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that remained available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of July 31, 2025, a total of 2,081 common shares were available to be granted under the 2021 Plan.
Stock Options
Nonqualified or incentive stock options may be granted to our employees and directors. Generally, options granted to employees may be exercised beginning one year from the date of grant at a rate not exceeding 25 percent per year and expire 10 years from the date of grant. Vesting accelerates upon a qualified termination in connection with a change in control. In the event of termination of employment due to early retirement or normal retirement at age 65, options granted within 12 months prior to termination are forfeited, and vesting continues postretirement for all other unvested options granted. In the event of disability or death, all unvested stock options granted within 12 months prior to termination fully vest. Termination for any other reason results in forfeiture of unvested options and vested options in certain circumstances. The amortized cost of options is accelerated if the retirement eligibility date occurs before the normal vesting date. Option exercises are satisfied through the issuance of treasury shares on a first-in, first-out basis. We recognized compensation expense related to stock options of $758 and $2,328 for the three and nine months ended July 31, 2025, respectively, compared to $1,426 and $3,960 for the three and nine months ended July 31, 2024, respectively.
The following table summarizes activity related to stock options for the nine months ended July 31, 2025:

	Number of Options	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at October 31, 2024	855	$167.26
Granted	60	209.73
Exercised	(52)	118.73
Forfeited or expired	(10)	224.68
Outstanding at July 31, 2025	853	$172.48	$42,388	4.4 years
Expected to vest	142	$231.38	$256	8.2 years
Exercisable at July 31, 2025	708	$160.48	$42,127	3.6 years
As of July 31, 2025, there was $6,020 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.4 years.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended	July 31, 2025			July 31, 2024
Expected volatility	30.3%	-	31.2%	30.3%	-	31.7%
Expected dividend yield	1.51%	-	1.51%	1.15%	-	1.20%
Risk-free interest rate	4.43%	-	4.48%	4.22%	-	4.52%
Expected life of the option (in years)	5.0	-	6.3	5.0	-	6.2
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
The weighted average grant date fair value of stock options granted during the nine months ended July 31, 2025 and 2024 was $68.11 and $79.84, respectively.
The total intrinsic value of options exercised during the three months ended July 31, 2025 and 2024 was $2,315 and $3,115, respectively. The total intrinsic value of options exercised during the nine months ended July 31, 2025 and 2024 was $4,875 and $33,286, respectively.

Nordson Corporation
Cash received from the exercise of stock options for the nine months ended July 31, 2025 and 2024 was $5,419 and $29,142, respectively.
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
As shares or units are issued, stock-based compensation equivalent to the fair value on the date of grant is expensed over the vesting period.
The following table summarizes activity related to restricted share units during the nine months ended July 31, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value
Restricted share units at October 31, 2024	67	$238.83
Granted	49	237.24
Forfeited	(9)	228.11
Vested	(28)	247.34
Restricted share units at July 31, 2025	79	$236.16
As of July 31, 2025, there was $11,336 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.8 years. The amount charged to expense related to restricted share units during each of the three months ended July 31, 2025 and 2024 was $2,167 and $2,198, respectively, compared to charges of $7,028 and $6,658 for the nine months ended July 31, 2025 and 2024, respectively.
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value, which is principally driven by the stock price on the date of grant. The per share values were $199.30 in 2025, and $229.58 and $225.14 in 2024. The amount charged to expense related to performance awards for the three months ended July 31, 2025 and 2024 was $773 and $771, respectively. For the nine months ended July 31, 2025 and July 31, 2024, $3,507 and $3,637 were charged to expense, respectively. As of July 31, 2025, there was $8,304 of unrecognized compensation cost related to performance share incentive awards.
Deferred Compensation
Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation, and for executive officers, up to 90 percent of their share-based performance incentive payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan for the three months ended July 31, 2025 and 2024 was $32 and $23, respectively, compared to $90 and $71 for the nine months ended July 31, 2025 and 2024, respectively.

Nordson Corporation
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

The following table summarizes activity related to director deferred compensation share equivalent units during the nine months ended July 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at October 31, 2024	65	$115.66
Restricted stock units vested and deferred fees	1	$235.65
Dividend equivalents	1	206.43
Distributions	(2)	77.63
Outstanding at July 31, 2025	65	$120.67
The amount charged to expense related to director deferred compensation for the three months ended July 31, 2025 and 2024 was $101 and $91, respectively, compared to $302 and $226 for the nine months ended July 31, 2025 and 2024, respectively.
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
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Beginning balance at October 31	$13,538	$14,401
Accruals for warranties	9,796	10,841
Warranty payments	(8,482)	(11,279)
Currency effect	290	(209)
Ending balance	$15,142	$13,754
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

Nordson Corporation
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
The following table presents information about our segments:

Three Months Ended	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
July 31, 2025
Net external sales	$350,784	$219,465	$171,260	$—	$741,509
Operating profit (loss)	116,720	52,500	36,877	(18,330)	187,767
July 31, 2024
Net external sales	$348,997	$166,737	$145,870	$—	$661,604
Operating profit (loss)	115,023	48,374	26,032	(22,371)	167,058

Nine Months Ended
July 31, 2025
Net external sales	$970,079	$615,883	$453,905	$—	$2,039,867
Operating profit (loss)	308,153	150,241	86,558	(47,488)	497,464
July 31, 2024
Net external sales	$1,031,717	$495,229	$418,493	$—	$1,945,439
Operating profit (loss)	340,043	143,467	65,029	(53,430)	495,109
We had significant sales in the following geographic regions:

	Three Months Ended		Nine Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Americas	$314,568	$287,016	$874,868	$855,456
Europe	186,620	179,370	526,878	540,750
Asia Pacific	240,321	195,218	638,121	549,233
Total net external sales	$741,509	$661,604	$2,039,867	$1,945,439
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Nordson Corporation
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2025	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$4,274	$—	$4,274	$—
Interest rate swaps (b)	8,662	—	8,662	—
Net investment contracts (c)	4,153	—	4,153	—
Total assets at fair value	$17,089	$—	$17,089	$—
Liabilities:
Deferred compensation plans (d)	$11,615	$—	$11,615	$—
Interest rate swaps (b)	6	—	6	—
Net investment contracts (c)	57,454	—	57,454	—
Foreign currency forward contracts (a)	8,108	—	8,108	—
Total liabilities at fair value	$77,183	$—	$77,183	$—

October 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts (a)	$3,332	$—	$3,332	$—
Net investment contracts (c)	6,049	—	6,049	—
Total assets at fair value	$9,381	$—	$9,381	$—
Liabilities:
Deferred compensation plans (d)	$9,615	$—	$9,615	$—
Net investment contracts (c)	20,261	—	20,261	—
Foreign currency forward contracts (a)	5,508	—	5,508	—
Total liabilities at fair value	$35,384	$—	$35,384	$—
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
(c)Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries. The fair value of these hedges is primarily based on the exchange rate between the currency pair of the hedge upon which settlement is based and includes an adjustment for the counterparty’s or Company’s credit risk. The notional amount of our net investment hedge contracts as of July 31, 2025 was $855,821.
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

	July 31, 2025
	Carrying Amount	Fair Value
Long-term debt (including current portion)	$2,107,089	$2,143,866

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
For the three months ended July 31, 2025, we recognized a net loss of $19,609 on foreign currency forward contracts and a net gain of $16,568 from the change in fair value of balance sheet positions. For the three months ended July 31, 2024, we recognized a net gain of $2,954 on foreign currency forward contracts and a net loss of $3,418 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2025, we recognized a net loss of $1,658 on foreign currency forward contracts and a net loss of $4,251 from the change in fair value of balance sheet positions. For the nine months ended July 31, 2024, we recognized a net gain of $8,624 on foreign currency forward contracts and a net loss of $11,035 from the change in fair value of balance sheet positions. The fair values of our foreign currency forward contract assets and liabilities are included in Receivable-net and Accrued liabilities, respectively, in our Consolidated Balance Sheets.
The following table summarizes, by currency, the foreign currency forward contracts outstanding at July 31, 2025 and 2024:

July 31, 2025 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$162,281	$263,630
British pound	19,819	193,734
Japanese yen	21,252	31,532
Mexican Peso	3,413	32,467
Hong Kong dollar	1,344	1,887
Singapore dollar	600	27,122
Australian dollar	1,100	10,111
Taiwan Dollar	—	8,000
Others	5,621	76,630
Total	$215,430	$645,113

July 31, 2024 contract amounts:	Notional Sell Amounts	Notional Buy Amounts
Euro	$124,144	$144,557
British pound	17,187	138,240
Mexican Peso	50	32,714
Japanese yen	18,113	26,580
Hong Kong dollar	—	1,942
Singapore dollar	2,391	22,735
Australian dollar	—	9,630
Taiwan Dollar	—	8,000
Others	3,425	71,755
Total	$165,310	$456,153

Nordson Corporation
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. For the three and nine months ended July 31, 2025 and 2024, there were no significant concentrations of credit risk.
Treasury Locks
During the fourth quarter of 2024, the Company entered into treasury locks to fix the interest rate related to $250,000 of the $600,000 aggregate principal amount of 2029 Notes (as defined below) issued on September 4, 2024. The derivative positions were closed when the debt was priced on September 4, 2024 with a cash settlement net payment of $2,306 that offset changes in the benchmark treasury rate between execution of the treasury rate locks and the debt pricing date. These derivatives were designed as cash flow hedges and the deferred amount reported in AOCI is being reclassed to interest expense as payments are made on the notes through the maturity date.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
As of July 31, 2025, the Company was party to various cross currency swaps between the U.S. Dollar and Euro, Japanese Yen, Taiwan Dollar, Singapore Dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying investments. A loss of $6,868 and a loss of $27,470, net of tax, was recorded for the three and nine months ended July 31, 2025, respectively, compared to a loss of $6,968 and a loss of $11,475, net of tax, for the three and nine months ended July 31, 2024, respectively.
The following table summarizes the fair values of our net investment contracts designated as net investment hedges in the Company's Condensed Consolidated Balance Sheets as of July 31, 2025:

	Prepaid expenses and other current assets	Other assets	Accrued liabilities	Other long-term liabilities
Net investment contracts	$4,153	$—	$332	$57,122
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
The Company's interest rate swaps are designated and qualify as fair value hedges. As a result, the interest rate swaps are measured at fair value and the carrying value of the hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. Accordingly, the earnings effect of an increase in the fair value of the interest rate swaps will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. A loss of $136 and a loss of $209, net of tax, was recorded for the three and nine months ended July 31, 2025, respectively. The fair values of our interest rate swap assets are included in Prepaid expenses and other current assets and Other assets in our Consolidated Balance Sheets.
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$8,656	$308,656

Nordson Corporation
Long-term debt
A summary of long-term debt is as follows:

	July 31, 2025	October 31, 2024
Notes Payable	$6,078	$18,285
Revolving credit agreement, due 2028	243,000	240,000
Term loan due 2026	280,000	280,000
Senior notes, due 2025	—	8,500
Senior notes, due 2025-2027	20,000	37,143
Senior notes, due 2025-2030	130,000	190,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	2,129,078	2,223,928
Less current maturities	336,078	103,928
Less unamortized debt issuance costs	13,751	16,359
Less bond discounts	2,160	2,444
Plus impact of interest rate swaps	8,656	—
Long-term maturities	$1,785,745	$2,101,197
Revolving credit agreement — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "New Credit Agreement"). In June 2024, the Revolving Facility was amended to increase the aggregate principal amount to $922,500. The Company borrowed and has outstanding $280,000 on the Term Loan Facility and $243,000 on the Revolving Facility as of July 31, 2025. The Revolving Facility permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Yen, and each other currency approved by a Revolving Facility lender. The New Credit Agreement provides that the applicable margin for (i) Risk-Free Rate ("RFR"), as defined in the New Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the New Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the New Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore Dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore Dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at July 31, 2025 was 5.48%.
Senior notes, due 2025 — These unsecured fixed-rate notes entered into in 2012 with a group of insurance companies were paid off in July of 2025.
Senior notes, due 2025-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.49 years. The weighted-average interest rate at July 31, 2025 was 3.19%.
Senior notes, due 2025-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.90 years. The weighted-average interest rate at July 31, 2025 was 4.08%.
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
We were in compliance with all covenants at July 31, 2025, and the amount we could borrow would not have been limited by any debt covenants.

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
Environmental
We have voluntarily agreed with the City of New Richmond, Wisconsin and other potentially responsible parties to share costs associated with the remediation of the City of New Richmond municipal landfill (the “Site”) and the construction of a potable water delivery system serving the impacted area down gradient of the Site. As of July 31, 2025 and October 31, 2024, our accrual for the ongoing operation, maintenance and monitoring obligation at the Site was immaterial. The liability for environmental remediation represents management’s best estimate of the probable and reasonably estimable undiscounted costs related to known remediation obligations. The accuracy of our estimate of environmental liability is affected by several uncertainties such as additional requirements that may be identified in connection with remedial activities, the complexity and evolution of environmental laws and regulations, and the identification of presently unknown remediation requirements. Consequently, our liability could be greater than our current estimate. However, we do not expect that the costs associated with remediation will have a material adverse effect on our financial condition or results of operations.
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
As of July 31, 2025, we had approximately 7,700 employees worldwide. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Michigan, Minnesota, Pennsylvania, Rhode Island, Tennessee, Florida, Texas, Alabama, South Carolina and Wisconsin; as well as in the People’s Republic of China, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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

Nordson Corporation
Results of Operations
Below is a detailed comparison of our results of operations for the three and nine months ended July 31, 2025 and July 31, 2024.
As used throughout this Quarterly Report on Form 10-Q, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the three months ended July 31, 2025 and July 31, 2024 were as follows:

	Three Months Ended
(In thousands except for per-share amounts)	July 31, 2025	July 31, 2024	Change
Sales	$741,509	$661,604	12.1%
Cost of sales	334,992	292,603	14.5%
Gross margin	406,517	369,001	10.2%
Gross margin %	54.8%	55.8%	(1.0)%
Selling and administrative expenses	206,539	201,943	2.3%
Divestiture and related charges	12,211	—	100.0%
Operating profit	187,767	167,058	12.4%
Interest expense	(26,258)	(18,803)	39.6%
Interest and investment income	560	1,027	(45.5)%
Other - net	(2,945)	152	(2037.5)%
Income before income taxes	159,124	149,434	6.5%
Income tax expense	33,340	32,107	3.8%
Net income	$125,784	$117,327	7.2%
Consolidated financial results for the nine months ended July 31, 2025 and July 31, 2024 were as follows:

	Nine Months Ended
(In thousands except for per-share amounts)	July 31, 2025	July 31, 2024	Change
Sales	$2,039,867	$1,945,439	4.9%
Cost of sales	923,550	862,134	7.1%
Gross margin	1,116,317	1,083,305	3.0%
Gross margin %	54.7%	55.7%	(1.0)%
Selling and administrative expenses	606,642	588,196	3.1%
Divestiture and related charges	12,211	—	100.0%
Operating profit	497,464	495,109	0.5%
Interest expense	(79,389)	(60,354)	31.5%
Interest and investment income	2,054	3,625	(43.3)%
Other - net	(5,380)	(971)	454.1%
Income before income taxes	414,749	437,409	(5.2)%
Income tax expense	81,909	92,293	(11.3)%
Net income	$332,840	$345,116	(3.6)%

Nordson Corporation
Net Sales
Net sales for the IPS, MFS and ATS segments were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jul 31, 2025	% of Total	Jul 31, 2024	% of Total	Organic	Acquisitions	Currency	Total
IPS	$350,784	47.3%	$348,997	52.8%	(2.0)%	—%	2.5%	0.5%
MFS	219,465	29.6%	166,737	25.2%	(0.4)%	31.0%	1.0%	31.6%
ATS	171,260	23.1%	145,870	22.0%	14.6%	—%	2.8%	17.4%
Total	$741,509		$661,604		2.1%	7.8%	2.2%	12.1%

	Nine Months Ended				Variance - Increase (Decrease)
	Jul 31, 2025	% of Total	Jul 31, 2024	% of Total	Organic	Acquisitions	Currency	Total
IPS	$970,079	47.6%	$1,031,717	53.0%	(5.7)%	—%	(0.3)%	(6.0)%
MFS	615,883	30.2%	495,229	25.5%	(7.1)%	31.5%	—%	24.4%
ATS	453,905	22.2%	418,493	21.5%	8.0%	—%	0.5%	8.5%
Total	$2,039,867		$1,945,439		(3.1)%	8.1%	(0.1)%	4.9%
Three Months Ended July 31, 2025
The IPS organic sales decrease of 2.0 percent was driven by weaker systems demand in polymer processing partially offset by broad based growth in most other product lines. MFS organic sales decreased 0.4 percent inclusive of the contract manufacturing business that is held for sale. Excluding the pending divestiture in both periods, organic sales increased 4 percent driven by medical fluid components and fluid solutions product lines. The inorganic growth of MFS is due to the acquisition of Atrion. The ATS organic sales increase of 14.6 percent was driven by robust growth in electronics dispense product lines, offset by weakness in x-ray inspections systems.
Nine Months Ended July 31, 2025
The IPS organic sales decrease of 5.7 percent was driven primarily by weaker systems demand in polymer processing and industrial coatings product lines, which was partially offset by broad based growth in most other product lines. MFS organic sales decreased 7.1 percent inclusive of the contract manufacturing business that is held for sale. Excluding the pending divestiture in both periods, organic sales decreased 2.3 percent driven by lower demand and tough year-over-year comparisons in medical interventional solutions product lines, where customer destocking trends continued to impact demand. The ATS organic sales increase of 8.0 percent was driven by robust growth in electronics dispense product lines and electronic processing and optical sensors, partially offset by weakness in x-ray inspection systems and the measurement and control product line.
Net Sales by region were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jul 31, 2025	% of Total	Jul 31, 2024	% of Total	Organic	Acquisitions	Currency	Total
Americas	$314,568	42.4%	$287,016	43.4%	(3.2)%	13.0%	(0.2)%	9.6%
Europe	186,620	25.2%	179,370	27.1%	(6.1)%	4.8%	5.3%	4.0%
Asia Pacific	240,321	32.4%	195,218	29.5%	17.4%	2.9%	2.8%	23.1%
Total	$741,509		$661,604		2.1%	7.8%	2.2%	12.1%

	Nine Months Ended				Variance - Increase (Decrease)
	Jul 31, 2025	% of Total	Jul 31, 2024	% of Total	Organic	Acquisitions	Currency	Total
Americas	$874,868	42.9%	$855,456	44.0%	(10.0)%	13.1%	(0.8)%	2.3%
Europe	526,878	25.8%	540,750	27.8%	(8.7)%	5.0%	1.1%	(2.6)%
Asia Pacific	638,121	31.3%	549,233	28.2%	13.1%	3.1%	—%	16.2%
Total	$2,039,867		$1,945,439		(3.1)%	8.1%	(0.1)%	4.9%

Nordson Corporation
Operating Profit
Operating profit for the IPS, MFS and ATS segments were as follows:

	Three Months Ended
	Jul 31, 2025	% of Sales	Jul 31, 2024	% of Sales	% of Sales Change	Increase (Decrease)
IPS	$116,720	33.3%	$115,023	33.0%	0.3%	$1,697	1.5%
MFS	52,500	23.9%	48,374	29.0%	(5.1)%	4,126	8.5%
ATS	36,877	21.5%	26,032	17.8%	3.7%	10,845	41.7%
Corporate	(18,330)		(22,371)			4,041	18.1%
Total	$187,767	25.3%	$167,058	25.3%	—%	$20,709	12.4%

	Nine Months Ended
	Jul 31, 2025	% of Sales	Jul 31, 2024	% of Sales	% of Sales Change	Increase (Decrease)
IPS	$308,153	31.8%	$340,043	33.0%	(1.2)%	$(31,890)	(9.4)%
MFS	150,241	24.4%	143,467	29.0%	(4.6)%	6,774	4.7%
ATS	86,558	19.1%	65,029	15.5%	3.6%	21,529	33.1%
Corporate	(47,488)		(53,430)			5,942	11.1%
Total	$497,464	24.4%	$495,109	25.4%	(1.0)%	$2,355	0.5%
Three Months Ended July 31, 2025
IPS operating margin increased 30 basis points on flat sales volume, driven by lower restructuring costs. MFS operating margin declined 510 basis points. Excluding restructuring, costs related to the Atrion acquisition and charges associated with the exit of the medical contract manufacturing business, operating margin increased 80 basis points reflecting increased leverage of selling and administrative expenses in the core business, as well as contribution from the Atrion acquisition. ATS operating margin improved by 370 basis points driven by strong conversion on increased organic sales and the benefits of strategic cost reduction actions and manufacturing footprint optimization.
Nine Months Ended July 31, 2025
IPS operating margin declined 120 basis points due to lower sales volumes. MFS operating margin declined 460 basis points. Excluding restructuring costs related to the Atrion acquisition and charges associated with the exit of the medical contract manufacturing business, operating margin decreased 140 basis points reflecting lower organic sales demand partially offset by the impact of the Atrion acquisition. ATS operating margin improved by 360 basis points driven by strong organic sales growth and the benefits of strategic cost reduction actions and manufacturing footprint optimization.
Interest expense and Other-net
Interest expense for the three months ended July 31, 2025 was $26,258, compared to $18,803 in the comparable period of 2024. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other-net for the three months ended July 31, 2025 was expense of $2,945 compared to income of $152 in the comparable period of 2024. Included in other-net for the three months ended July 31, 2025 were pension and postretirement income of $1,008 and $3,041 of foreign currency losses. Included in other-net for the three months ended July 31, 2024 were pension and postretirement income of $1,028 and $464 in foreign currency losses.
Interest expense for the nine months ended July 31, 2025 was $79,389, compared to $60,354 in the comparable period of 2024. The increase, compared to the prior year period, was primarily due to higher average debt levels, driven by acquisitions. Other-net was expense of $5,380 compared to expense of $971 in the comparable period of 2024. Included in other-net for the nine months ended July 31, 2025 were pension and postretirement income of $3,042 and $5,909 of foreign currency losses. Included in other-net for the nine months ended July 31, 2024 were pension and postretirement income of $3,085 and $2,411 in foreign currency losses.
Income Tax Expense
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. Significant judgment is involved regarding the application of global income tax laws and regulations and when projecting the jurisdictional mix of income. We have considered several factors in determining the probability of realizing deferred income tax assets including forecasted operating earnings, available tax planning strategies and

Nordson Corporation
the time period over which the temporary differences will reverse. We review our tax positions on a regular basis and adjust the balances as new information becomes available. The effective tax rates for both the three and nine months ended July 31, 2025 were 21.0% and 19.7%, respectively, compared to 21.5% and 21.1%, respectively, for the same periods in 2024. Excluding a discrete tax impact related to the divestiture and related charges taken in the third quarter of 2025, the effective tax rates for the three and nine months ended July 31, 2025 were 19.4% and 19.2%, respectively. The effective tax rate for the nine months ended July 31, 2025 is lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
Net Income
Net income was $125,784, or $2.22 per diluted share, for the three months ended July 31, 2025, compared to net income of $117,327, or $2.04 per diluted share, in the same period of 2024. This represented a 7.2 percent increase in net income and a 8.8 percent increase in diluted earnings per share. The increase in net income and increase of $0.18 per diluted share was primarily driven by higher operating profit, partially offset by higher interest expense due to prior year's acquisitions and the divestiture and related charges associated with exiting the medical contract manufacturing business.
Net income was $332,840, or $5.83 per diluted share, for the nine months ended July 31, 2025, compared to net income of $345,116, or $5.99 per diluted share, in the same period of 2024. This represented a 3.6 percent decrease in net income and a 2.7 percent decrease in diluted earnings per share. The decrease in net income and decrease of $0.16 per diluted share was primarily driven by higher interest expense due to prior year's acquisition and the divestiture and related charges associated with exiting the medical contract manufacturing business.
Foreign Currency Effects
It is not possible to precisely measure the impact on operating results arising from foreign currency exchange rate changes, because of changes in selling prices, sales volume, product mix and cost structure in each country in which we operate. However, if transactions for the three months ended July 31, 2025 were translated at exchange rates in effect during the same period of 2024, we estimated that sales would have been approximately $13,000 lower while costs of sales and selling and administrative expenses would have been approximately $8,000 lower. If transactions for the nine months ended July 31, 2025 were translated at exchange rates in effect during the same period of 2024, we estimated that sales would have been approximately $3,000 higher while costs of sales and selling and administrative expenses would have been approximately $500 lower.
Other Trends
Changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations did not have a material impact on our financial results for the nine months ended July 31, 2025. However, the Company does have sales and purchases that could be negatively impacted by recent tariff actions. The Company continues to actively work to minimize the impact of these changes and mitigate risk.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
Cash and cash equivalents increased $31,836 during the nine months ended July 31, 2025. Approximately 82 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of July 31, 2025.
A comparison of cash flow changes for the nine months ended July 31, 2025 to the nine months ended July 31, 2024 is as follows:

	Nine Months Ended
	July 31, 2025	July 31, 2024	Increase (Decrease)
Net Income and non-cash items	$469,659	$460,197	$9,462
Changes in operating assets and liabilities	46,605	(385)	46,990
Net cash provided by operating activities	516,264	459,812	56,452

Additions to property, plant and equipment	(49,002)	(43,786)	(5,216)
Other - net	4,272	8,896	(4,624)
Net cash used in investing activities	(44,730)	(34,890)	(9,840)

Payments of long-term debt - net	(94,664)	(244,355)	149,691
Repayment of finance lease obligations	(4,083)	(4,505)	422
Dividends paid	(133,008)	(116,789)	(16,219)
Issuance of common shares	5,419	29,142	(23,723)
Purchase of treasury shares	(218,194)	(34,105)	(184,089)
Net cash used in financing activities	$(444,530)	$(370,612)	$(73,918)
Additions to property, plant and equipment were largely driven by productivity and growth projects, including a new manufacturing facility.
We have a $1,150,000 unsecured multi-currency credit facility with a group of banks that provides for a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000, maturing in June 2028. At July 31, 2025, we had $280,000 outstanding on the term loan facility and $243,000 outstanding on the revolving credit facility.
Our operating performance, balance sheet position and financial ratios for nine months ended July 31, 2025 remained strong. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures and contributions related to pension and postretirement obligations, as well as principal and interest payments on our outstanding debt. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $147,788 as of July 31, 2025, cash provided by operations, which was $516,264 for the nine months ended July 31, 2025, and available borrowings under our loan agreements and unused bank lines of credit, which totaled $824,120 as of July 31, 2025. Cash from operations, which, when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash. However, the impact of changes in trade policies, tariffs, and other import/export regulations of the U.S. and other nations could negatively impact our cash flow from operations and liquidity in future periods.

Nordson Corporation
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this Quarterly Report on Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic and political conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions and the Company’s ability to complete and successfully integrate acquisitions, including the integration of Atrion; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements, including changes in tariffs by the U.S. or other nations; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of July 31, 2025. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended July 31, 2025:

(In whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2025 to May 31, 2025	79,778	$194.13	79,663	$367,085
June 1, 2025 to June 30, 2025	116,187	$215.52	115,956	$342,094
July 1, 2025 to July 31, 2025	140,403	$219.04	140,160	$311,394
Total	336,368	$211.92	335,779	$311,394
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) In December 2014, the board of directors authorized a $300,000 common share repurchase program. In August 2015, the board of directors authorized the repurchase of up to an additional $200,000 of the Company’s common shares. In August 2018, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. In September 2022, the board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. Approximately $311,394 of the total $1,500,000 authorized remained available for share repurchases at July 31, 2025. In August 2025, the board of directors authorized the repurchase of an additional $500,000 of the Company’s common shares. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation
ITEM 5. OTHER INFORMATION
During the quarter ended July 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the table below:

Trading Arrangement
	Action	Action Date	Rule 10b5-1[1]	Non-Rule 10b5-1[2]	Total Shares to be Sold	Expiration Date
Stephen P. Lovass, Executive Vice President	Terminated[3]	6/1/2025	x		Up to 2,237 shares	1/16/2026

[1] Intended to satisfy the affirmative defense of Rule 10b5-1(c)
[2] Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
[3]The trading arrangement was terminated in connection with Mr. Lovass' separation from the Company, effective June 1, 2025.

ITEM 6.	EXHIBITS

10.1	Separation agreement between Stephen Lovass and Nordson Corporation, effective June 1, 2025
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2025 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at July 31, 2025 and October 31, 2024, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 21, 2025	Nordson Corporation

/s/ Joseph Rutledge
Joseph Rutledge
Chief Accounting Officer