Form 10-K
period 2025-10-31
NORDSON CORP
filed 2025-12-17
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Shares, no par value per share, held by nonaffiliates (based on the closing sale price on the Nasdaq Stock Market) as of April 30, 2025 was approximately $10,705,289,437.
There were 55,823,516 Common Shares outstanding as of November 30, 2025.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders - Part III of the Form 10-K

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
Our strategy for long-term growth is based on solving customers’ needs globally. We were incorporated in the State of Ohio in 1954 and are headquartered in Westlake, Ohio. Our products are marketed through a network of direct operations in more than 35 countries. Consistent with this global strategy, approximately 67 percent of our revenues were generated outside the United States in 2025.
As of October 31, 2025, we had approximately 8,000 employees worldwide. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Bulgaria, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
The NBS Next growth framework is at the heart of the Ascend strategy and uses data-based segmentation to identify our greatest opportunities for profitable growth and ensure we are investing our resources in those areas. By using data in a consistent and disciplined way, leaders across the Company are empowered to define their strategic business priorities.
We drive organic growth by continually introducing new products and technology, providing high levels of customer service and support, capturing rapidly expanding opportunities in emerging geographies and leveraging existing technology into new applications. Additional growth comes through the acquisition of companies that have differentiated precision technology-based product portfolios, serve attractive high-growth end-markets applications and have a customer-centric business model. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into attractive end markets and expand the scope of the precision solutions we can offer to our customers.
Providing genuine customer satisfaction is our priority, and it is the foundation upon which we continue to build our business.
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
We are an equal opportunity employer.
At Nordson, making an impact in the communities where we live and work has remained core to who we are. Through the Nordson Corporation Foundation, we invest in selected community organizations where we have larger facilities. In recent years, we have extended our reach internationally through our 2:1 employee Matching Gifts, as well as community giving programs in ten international locations. Since 1989, we have donated more than $183 million to the communities where we live and work. In addition, our employees volunteered more than 117,000 hours through our volunteer programs.
Principal Products and Uses
We are a diversified precision technology company that engineers, manufactures, and markets differentiated products and systems used to dispense, apply, and control adhesives, coatings, polymers, sealants, biomaterials, medical components, and other fluids, to test and inspect for quality, and to treat and cure surfaces. Our precision technology can be found in manufacturing facilities around the world, producing a wide range of goods for medical, electronics, consumer non-durable, industrial and other end markets. Equipment ranges from single-use components to manual, stand-alone units for low-volume operations to microprocessor-based automated systems for high-speed, high-volume production lines.
We market our products globally, primarily through a direct sales force and qualified distributors and sales representatives. We have built a worldwide reputation for creativity and expertise in the design and engineering of high-technology application equipment that meets the specific needs of our customers. We create value for our customers by developing solutions that increase uptime, enable faster line speeds, and reduce consumption of materials. We serve a broad customer base, both in terms of industries and geographic regions. In 2025, no single customer accounted for ten percent or more of our sales.
The following is a summary of the product lines and markets served by our operating segments:
Industrial Precision Solutions
This segment delivers proprietary dispensing and material processing technology to diverse end markets. Product line specific solutions enhance product quality and appearance, while increasing line efficiency and reducing material consumption. Technologies are used for dispensing adhesives, coatings, sealants, liquids, and other materials, as well as processing of polymers. This segment primarily serves consumer durables, non-durables, industrial, agriculture, and automotive markets.
•Industrial Coatings – Automated and manual dispensing products and systems for cold materials, container coating, liquid finishing and powder coating, as well as ultraviolet equipment used primarily in curing and drying operations. Key strategic markets include beverage containers and food cans, electric batteries, appliances, automotive, building and construction, composites, electronics and medical.
•Nonwovens – Dispensing, coating, and laminating systems for applying adhesives, lotions, liquids, and fibers to disposable products and continuous roll goods. Key strategic markets include adult incontinence products, baby diapers and child-training pants, hygiene products and surgical drapes, gowns, shoe covers and face masks.
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
•Product Assembly – Dispensing, coating and laminating systems for the assembly of plastic, metal and wood products, for paper and paperboard converting applications and for the manufacturing of continuous roll goods. Key strategic markets include appliances, automotive components, building and construction materials, electronics, furniture, solar energy, and the manufacturing of bags, sacks, books, envelopes, and folding cartons.

Nordson Corporation 5

Medical and Fluid Solutions
This segment includes components and device solutions for medical, life science, high-tech industrial, and other diverse end markets.
•Engineered Fluid Solutions – Precision manual and semi-automated dispensers and highly engineered single-use plastic molded syringes, cartridges, tips and fluid connection components. Products are used within critical medical and industrial production processes and for applying and controlling the flow of adhesives, sealants, and lubricants. Key strategic markets include electronics, industrial, medical, and animal health.
•Medical Interventional Solutions – Interventional solutions for minimally invasive interventional surgical procedures, including engineered shafts and interventional delivery systems, medical tubing, balloons, balloon inflators, nitinol devices, cardiovascular cannula and biomaterial delivery. Key strategic markets include cardiovascular, structural heart, neurovascular and gastroenterology.
•Medical Fluid Components – Proprietary single-use plastic components in medical applications, including drug delivery and needle-free infusion valves, single-use fluid transfer components, and other related components. Key strategic end markets include drug infusion, IV & drug delivery, patient care, surgical and biopharma.
•Surgical Solutions – Microplegia myocardial protection devices and related consumables used in cardiac surgical procedures.
Advanced Technology Solutions
This segment integrates our proprietary product technologies into the progressive stages of a customer’s production processes, such as surface treatment, precisely controlled dispensing of material, and pre- and post-dispense test and inspection to ensure quality. This segment predominantly serves customers in the semiconductor and electronics end markets.
•Electronics Dispense Systems – Automated dispensing systems for high-speed, precise application of a broad range of attachment, protection, and coating fluids, and related gas plasma treatment systems for cleaning and conditioning surfaces prior to dispense. Key strategic markets include the breadth of the electronics industry manufacturing supply chain that produces semiconductors, printed circuit board assemblies, and electronic components.
•Test and Inspection – Destructive and non-destructive testing technologies, such as bond testers and automated optical, acoustic microscopy and x-ray inspection systems used in the semiconductor and printed circuit board industries. Products also include precision measurement and control technologies that ensure quality and reliability through in-line measurement sensors, gauges, and analyzers that use near-infrared, laser, X-ray, optical, and nucleonic technologies, as well as proprietary algorithms and software. Key strategic end markets for test, inspection and measurement solutions include semiconductor packaging, printed circuit boards, flexible circuits, consumer electronics, as well as consumer non-durable, film extrusion and converting, cable and tubing and energy storage.
Manufacturing, Raw Materials and Other Resources
Our production operations include machining, molding and assembly. We manufacture specially designed parts and assemble components into finished equipment. Many components are made in standard modules that can be used in more than one product or in combination with other components for a variety of models. We have principal manufacturing operations and sources of supply in the United States in Ohio, Georgia, California, Colorado, Connecticut, Illinois, Michigan, Minnesota, Pennsylvania, Rhode Island, Tennessee, Florida, Texas, Alabama and Wisconsin; as well as in the People’s Republic of China, Bulgaria, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
Principal materials include sheet metal, fabricated metal parts, bar stock, castings, forgings, tubing, plastic parts and pellets. We also purchase many electrical and electronic components, high-pressure fluid hoses, packings, seals, and other items integral to our products. Suppliers are competitively selected based on cost, quality and service. Most significant raw materials that we use are available through multiple sources. We purchase most raw materials and other components on the open market and rely on third parties to provide certain finished goods. While these items are generally available from multiple sources, the cost of products sold may be affected by changes in the market price of raw materials and tariffs on certain raw materials, particularly imports from China, as well as disruptions in availability of raw materials, components, and sourced finished goods.
We monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, financial stability, Nordson manufacturing location, and price. We currently source raw materials and components from a number of suppliers, but our ongoing efforts to improve service and manage compliance requirements and the cost effectiveness of our products may result in a reduction in the number of our suppliers.
Nordson Corporation 6

Senior operating management supervises an extensive quality control program for our equipment, machinery and systems, and manufacturing processes.
Natural gas, electricity, and other fuels are our primary energy sources. However, standby capacity for alternative sources is available if needed.
We continue to see a stabilization of the global supply chain, improved lead times, and lower inflation risk. We enhanced our risk mitigation and sourcing efforts, because of the COVID-19 pandemic and geopolitical tensions. Logistics flows have improved, and global forwarding rates have returned closer to pre-pandemic levels, except for Asia-origin shipments, which continue to be more volatile. We continue to see moderate rate increases on parcel and domestic trucking activity.
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
Competitive Conditions
We operate in a competitive global marketplace and compete with many large, well-established and highly competitive manufacturers and service providers. Our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition and economic conditions in the United States and abroad, as well as fluctuations in currency exchange rates. Our equipment is sold in competition with a wide variety of alternative bonding, sealing, finishing, coating, processing, testing, inspecting and fluid control techniques. Potential uses for our equipment include any production processes that require preparation, modification or curing of surfaces; dispensing, application, processing or control of fluids and materials; or testing and inspecting for quality.
Many factors influence our competitive position, including pricing, product quality, and service. We maintain a leadership position in our business segments by delivering high-quality, innovative products and technologies, as well as global service and technical support. Working with customers to understand their processes and developing application solutions that help them meet their production requirements also contributes to our leadership position. Our worldwide network of direct sales and technical resources also is a competitive advantage.
Compliance with Governmental Regulations
Our global operations are subject to a variety of federal, state, local, and international laws, regulations and compliance obligations relating to the manufacturing, designing and servicing of highly complex products and solutions. Examples of such regulations include, but are not limited to, import and export controls, data privacy, environmental, product safety, corruption, bribery, employment, and labor. To support our policy of compliance in every jurisdiction we do business, we have robust internal controls, quality management systems, and management systems of compliance that govern our internal actions and mitigate our risk of non-compliance. We also have safeguards established to identify non-compliance concerns through internal and external audits and risk assessments, as well as an ethics helpline reporting system. The following describes certain significant regulations that may impact our business. For additional information about the risks associated with these laws and regulations, see Item 1A, "Risk Factors."
Nordson Corporation 7

We transact with customers and suppliers in numerous geographies around the world and are required to comply with U.S. and non-U.S. import, export, and sanctions laws (collectively, “Trade Laws”). We have developed compliance programs and training to prevent violations of Trade Laws, and we regularly monitor and adjust our programs and training to reflect changes in Trade Laws or changes in our business. Geopolitical events may result in changes to Trade Laws that may impact our ability to transact business involving certain countries, certain items, or certain counterparties, or may impose additional costs or complexity relating to tariffs, taxes, duties, or adjustments to our compliance programs, training, or personnel requirements.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, use, transmission, and protection of personal information and other consumer, customer, vendor, or employee data. The risk of data privacy breaches cannot be entirely eliminated, creating risks of fines and penalties. Additionally, privacy and data protection laws and regulations, including with respect to the European Union’s General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act of 2018 ("CCPA"), and the interpretation and enforcement of these and similar laws and regulations, are continuously evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may develop and the costs and complexity of future compliance.
We are also subject to federal, state, local and foreign environmental, safety, and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. Under certain of these laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated, or used as a disposal site or for natural resource damages associated with such contamination. We are also required to maintain various related permits and licenses, many of which require periodic modification and renewal. The operation of manufacturing plants unavoidably entails environmental, safety, and health risks, and we could incur material unanticipated costs or liabilities in the future if any of these risks were realized in ways or to an extent that we did not anticipate.
We believe that we operate in compliance, in all material respects, with applicable environmental laws and regulations. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain the necessary permits and licenses. We maintain insurance coverage that may cover certain costs or legal claims related to environmental regulations, and we accrue for estimated environmental liabilities with charges to expense and believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. We believe that the cost of complying with environmental laws and regulations will not have a material effect on our earnings, liquidity, or competitive position but cannot assure that material compliance-related costs and expenses may not arise in the future. For example, future adoption of new or amended environmental laws, regulations or requirements or newly discovered contamination or other circumstances could require us to incur costs and expenses that may have a material effect, but cannot be presently anticipated.
We believe that policies, practices, and procedures have been properly designed to prevent unreasonable risk of material regulation or compliance obligations arising from our operations. Compliance with federal, state, local, and foreign regulation and laws during 2025 had no material effect on our capital expenditures, earnings or competitive position. Based upon consideration of currently available information, we believe liabilities for any such matters will not have a material adverse effect on our financial position, operating results, or liquidity, but we cannot guarantee that material liabilities may not arise from regulation and compliance obligations in the future.
Human Capital Resources
Employee Profile
As of October 31, 2025, we had approximately 8,000 employees.
Total Rewards
As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs not only include base wages and incentives in support of our pay for performance culture, but also health, welfare and retirement benefits. We focus many programs on employee wellbeing and have implemented solutions including mental health support and training, telemedicine, and healthy weight loss programs. We believe that these solutions have helped us successfully manage healthcare and prescription drug costs for our employee population.
In the United States, we match contributions to a tax-qualified defined contribution retirement savings plan (the “Savings Plan”) for all eligible employees, in an amount equal to 50 cents for every dollar contributed by the employee until the employee contributions reach 6 percent of her or his base compensation. In addition, new hires and re-hires as of July 1, 2021, are eligible for an additional enhanced 401(k) contribution of 3 percent eligible earnings. All employee contributions vest immediately.
Nordson Corporation 8

Company contributions, both the match and enhanced contribution, have a three-year graded vesting schedule and vest at 33 1/3 percent each year until fully vested after three years of employment. We also maintain a non-qualified, unfunded, and unsecured deferred compensation plan for the benefit of eligible management. In addition, employees hired prior to July 1, 2021, are eligible to participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Salaried Pension Plan”). The Salaried Pension Plan is designed to work together with social security benefits to provide employees with up to 30 years of service retirement income replacement that is approximately 55 percent of eligible compensation, subject to the Internal Revenue Code maximum monthly benefit. Participants fully vest in the Salaried Pension Plan after five years of service. Retired and former union employees hired prior to November 1, 2004, participate in a Company-sponsored tax-qualified pension plan for U.S.-based employees (the “Hourly Pension Plan”). The Hourly Pension Plan provides a multiplier for each year of service to supplement employees’ retirement income. As of November 1, 2025, the Hourly Pension Plan merged into the Salaried Pension Plan and the Salaried Pension Plan was renamed the Nordson Pension Plan. We also maintain a supplemental retirement benefit restoration plan, which is an unfunded, non-qualified plan that is designed to provide retirement benefits to U.S.-based eligible officers hired prior to July 1, 2021, as a replacement for retirement benefits limited by regulations under the Internal Revenue Code.
In 2022, we launched a global recognition program that allows managers and peers to recognize the special achievements of others through both written recognition shared on a company awards feed, as well as monetary recognition that allows a recipient to choose a physical gift, gift card, or donate the value of their recognition to charity. We also continue our service award program, which demonstrates appreciation and thanks to longstanding employees with five or more years of service. Service milestones are recognized at each five-year increment by presentation of a digital and/or printed certificate with an invitation to select a recognition award via an online catalog.
Talent
Our Winning Team philosophy is to develop talent from within and supplement with external hires. This approach has yielded a deep understanding among our employee base of our business, products and customers, while adding new employees and ideas in support of our continuous improvement mindset. Attracting and retaining the best talent relies on our ability to provide an inclusive workplace, personal and professional growth opportunities, and an engaging employee experience. Demonstrating our commitment to our employees, we conducted global focus groups and an in-depth review to capture what makes life at Nordson unique. The key themes that emerged were: entrepreneurial spirit, opportunity, connection and impact. We are proud that this is how our employees describe their Nordson experience, and we will strive to uphold that culture. We believe that our average tenure across the globe reflects our positive workplace culture and the strong engagement of our employees. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions.
Talent development and succession planning for critical roles is a cornerstone of our talent program. Development plans are created and monitored to ensure progress is made along the established timelines. Development plans also intersect with our mission, particularly as we strive to be responsible to our communities.
One of our core values—Respect for People—reflects the behavior we strive to include in every aspect of the way we conduct business. Our approach encompasses inclusive awareness and skill-building. This connection is an innate part of Nordson's culture. To supplement this, Nordson’s employee resource groups strengthen our commitment to fostering an inclusive workplace. Participation in these groups is open to all employees. We regularly reflect on our progress and explore opportunities to improve our inclusion strategies, including at the executive leadership and Board levels.
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
Nordson Corporation 9

Risks Related to Economic Conditions
Changes in U.S. or international economic conditions, including declines in the industries we serve, could adversely affect the revenue stream and profitability of any of our operations.
In 2025, approximately 33 percent of our revenue was generated in the United States, while approximately 67 percent was generated outside the United States. Conflicts in Europe and the Middle East have negatively impacted the global economy and created significant volatility and disruption of financial markets, and may continue to do so in future periods.
A general sustained slowdown in the global economy or in a particular region or industry or an increase in or continued trade tensions with U.S. trading partners could negatively impact our business, financial condition or liquidity. Our largest markets include consumer non-durable, industrial, medical, electronics, consumer durable and automotive. A slowdown in any of these specific end markets could directly affect our revenue stream and profitability.
A portion of our product sales is attributable to industries and markets, such as the electronics, polymer processing, agriculture and metal finishing industries, which historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or markets may reduce sales of some of our products. It is not possible to accurately predict the factors that will affect demand for our products in the future.
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
Our ability to conduct business can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the impact of the “United States-Mexico-Canada Agreement” with Mexico and Canada, which replaced the North American Free Trade Agreement, or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the current U.S. presidential administration has imposed and significantly increased tariffs on foreign imports into the United States, particularly from Canada, China and Mexico. In response, many foreign countries have implemented or increased tariffs on imports into their countries. Other effects of these changes, including impacts on the price of raw materials, responsive actions from governments and the opportunity for competitors to establish a presence in markets where we participate, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business. Further, the conflicts in Europe and the Middle East may have significant adverse effects on international trade policy.
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
We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the euro, the yen, the pound sterling and the Chinese yuan. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations. For additional details related to this risk, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."
A significant portion of our consolidated revenues in 2025 were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and may continue to cause foreign currency transaction and translation movements, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.
Nordson Corporation 10

We take actions to manage our foreign currency exposure, such as entering into hedging transactions, where applicable, but we cannot assure that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations. For example, the impact of conflicts in Europe and the Middle East, changes in monetary policies and the effects of the departure of the United Kingdom from the European Union ("Brexit") have caused increased volatility in global currency exchange rates. Future adverse consequences arising from the conflicts in Europe and the Middle East and Brexit may include continued volatility in exchange rates. Any significant fluctuation in exchange rates may be harmful to our financial condition and results of operations. We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or customers located in or conducting business in a country imposing controls. Currency devaluations diminish the U.S. dollar value of the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
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
•the imposition of tariffs (or increases thereto), import or export licensing requirements and other potential changes in trade policies and relations arising from policy initiatives implemented by the U.S. presidential administration; and
•exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country.
Any of these events could reduce the demand for our products, limit the prices at which we can sell our products, interrupt our supply chain, or otherwise have an adverse effect on our operating performance.
Our international operations also depend upon favorable trade relations between the United States and those foreign countries in which our customers, subcontractors and materials suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business, such as changes in the tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. The current U.S. presidential administration has criticized existing trade agreements, and while it remains unclear what actions the current administration may continue to take with respect to existing and proposed trade agreements, or restrictions on trade generally, more stringent export and import controls may be ultimately imposed in the future.
Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
Our success will continue to significantly depend on the continued service of our executive management team and the ability to recruit, hire and retain other key management personnel, including factory production workers and other staff, to support our growth and operational initiatives and replace those who retire or resign. Failure to retain our leadership team and workforce and to attract and retain other important management and technical personnel could constrain on our global growth and operational initiatives, possibly resulting in inefficient and ineffective management and operations, which would likely harm our revenues, operations and product development efforts and eventually result in a decrease in profitability.

Nordson Corporation 11

The Company may be subject to risks relating to organizational changes.
We regularly execute organizational changes such as acquisitions, divestitures and realignments, to support our growth and cost management strategies. We also engage in initiatives aimed to increase productivity, efficiencies and cash flow and to reduce costs. The Company commits significant resources to identify, develop and retain key employees to ensure uninterrupted leadership and direction. If we are unable to successfully manage these and other organizational changes, the ability to complete such activities and realize anticipated synergies or cost savings as well as our results of operations and financial condition could be materially adversely affected. We cannot offer assurances that any of these initiatives will be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.
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
We have taken steps and incurred costs to further strengthen the security of our computer systems and continue to assess, maintain and enhance the ongoing effectiveness of our information security systems. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. It is therefore possible that in the future we may suffer a criminal attack, unauthorized parties may gain access to personal information in our possession, and we may not be able to identify any such incident in a timely manner.
The interpretation and application of data protection laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States, Europe and elsewhere (including but not limited to the European Union’s GDPR and the CCPA), are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection requirements, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations.

Nordson Corporation 12

We may face particular data protection and privacy risks in connection with the European Union's Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.
The interpretation and application of data protection laws and other regulations, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personal information in the United States, Europe and elsewhere (including but not limited to the European Union’s GDPR and the CCPA), are uncertain and evolving. These laws and regulations may grant, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. In addition, as a result of existing or new data protection laws and regulations, we incur and expect to continue to incur significant ongoing operating costs as part of our significant efforts to protect and safeguard our confidential or sensitive data and personal information. These efforts also may divert management and employee attention from other business and growth initiatives. A breach in information privacy could result in legal or reputational risks and could have a negative impact on our revenues and results of operations. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory investigations, fines, and sanctions, consumer and class action litigation, commercial litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability and other unfavorable consequences.
A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our business, financial condition, results of operations and cash flows.
While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and prevailing price levels, including as a result of inflation or the imposition or increase in tariffs, import or export licensing requirements and other potential changes in trade policies. The conflicts in Europe and the Middle East have negatively impacted, and may continue to negatively impact, the availability and prices for raw materials, parts and components. While we generally attempt to pass along higher raw material, part and component costs to our customers in the form of price increases, there historically has been a delay between an increase in our raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. Shortages in raw materials or our inability to pass along price increases could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.
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
We may be incorporating artificial intelligence technologies into our products, services and processes. These technologies may present business, compliance and reputational risks.
The introduction of artificial intelligence ("AI") and machine-learning technologies, particularly generative AI, into internal processes, third-party services and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in third-party services and the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

Nordson Corporation 13

If our intellectual property protection is inadequate, others may be able to use our technologies and tradenames and thereby reduce our ability to compete, which could have a material adverse effect on our business, financial condition and results of operations.
We regard much of the technology underlying our products and the trademarks under which we market our products as proprietary. The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may independently develop similar technology. We rely on a combination of patents, trademarks, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights. The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection. Policing unauthorized use of our intellectual property is difficult. A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts. Further, we might not prevail in such litigation, which could harm our business.
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
Innovation is critical to our success. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a leading provider of precision technology solutions. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. Difficulties or delays in research, development or production of new or enhanced products, or failure to gain market acceptance of new or enhanced products and technologies may reduce future sales and adversely affect our competitive position. We continue to invest in the development and marketing of new or enhanced products. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain competitive advantages or that we can recover major research and development expenses. If we fail to make innovations, launch products with quality problems or the market does not accept our new products, our financial condition, results of operations, cash flows and liquidity could be adversely affected. In addition, as new or enhanced products are introduced, we must successfully manage the transition from older products to minimize disruption in customers’ ordering patterns, avoid excessive levels of older product inventories and ensure that we can deliver sufficient supplies of new products to meet customers’ demands.
Nordson Corporation 14

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
We may also face liability with respect to acquired businesses for violations of environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by environmental insurance secured to mitigate the risk or by indemnification from the sellers from which we acquired these businesses. We could also incur significant costs, including, but not limited to, remediation costs, natural resource damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities, associated with environmental laws.
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
Nordson Corporation 15

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
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions and human capital. Any new climate-change regulations could result in additional compliance costs for the Company and our suppliers, negatively impacting profits. In addition, we make statements about our environmental, social and
Nordson Corporation 16

governance goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives, and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
Risks Related to Our Capital Structure
Our inability to comply with the restrictive covenants included in the agreements governing our debt or to access additional sources of capital could impede our growth or the repayment or refinancing of existing debt.
The limits imposed on us by the restrictive covenants contained in the agreements governing our debt could prevent us from making acquisitions or cause us to lose access to these facilities.
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
Any period of interest rate increases may adversely affect our profitability. For additional detail related to this risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
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
Governance
The Board of Directors, as a whole, has overarching responsibility for overseeing our strategic and operational risks. The Audit Committee specifically monitors risk management, including cybersecurity threats. Management, led by the Vice President, Information Systems and Technology, regularly reports to the Board of Directors, primarily through the Audit Committee, providing regular reports on specific risks, mitigation efforts, and a review of Nordson's cybersecurity maturity.
Management is responsible for day-to-day assessment and management of cybersecurity threats and risks. Nordson's Chief Information Security Officer ("CISO"), primarily leads these efforts. The Vice President, Information Systems and Technology is responsible for oversight of Nordson's entire global IT operations, including the cybersecurity program and brings more than 25 years of experience and leadership across various information technology engineering, business and management roles, including direct oversight of strategic direction, program execution and operational excellence of technology initiatives.
Nordson Corporation 18

The CISO assesses cybersecurity readiness using a variety of tools, including internal assessment tools as well as third-party control tests, vulnerability assessments, audits and evaluation against industry standards. Our security and compliance organization elevates issues relating to cybersecurity to our Chief Executive Officer and Board of Directors, such as potential threats or vulnerabilities. We also seek to prevent, detect, mitigate and remediate cybersecurity incidents by employing various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.
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
Item 2.  Properties
The Company's corporate headquarters is located in Westlake, Ohio. The Company maintains manufacturing and other facilities at approximately 60 locations. Our principal manufacturing facilities are located in the United States, the People’s Republic of China, Bulgaria, Germany, Ireland, Israel, Italy, Mexico, the Netherlands and the United Kingdom. The Company is a lessee under a number of operating and finance leases for certain real properties and equipment, none of which is individually material to its operations. Management believes that the existing manufacturing facilities are adequate for its operations and that the facilities are maintained in good condition.
Item 3.  Legal Proceedings
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
Our executive officers as of October 31, 2025, were as follows:

Name	Age	Officer Since	Position or Office with the Company and Business Experience During the Past Five (5) Year Period

Sundaram Nagarajan	63	2019	President and Chief Executive Officer
Daniel R. Hopgood	53	2024	Executive Vice President, Chief Financial Officer
James E. DeVries	66	2012	Executive Vice President
Jennifer McDonough	54	2021	Executive Vice President, General Counsel and Secretary
Joseph P. Kelley	53	2020	Executive Vice President
Sarah Siddiqui	48	2023	Executive Vice President
Srinivas Subramanian	55	2022	Executive Vice President
Justin Hall	47	2025	Executive Vice President
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
Nordson Corporation 19

Effective November 1, 2023, Joseph P. Kelley was appointed as Executive Vice President - Industrial Precision Solutions. Previously, Mr. Kelley served as Executive Vice President and Chief Financial Officer of the Company since July 2020. Prior to joining the Company, Mr. Kelley had previously served as Chief Financial Officer of Materion Corporation, (NYSE: MTRN), an advanced materials company, since 2015. Throughout his career, he served in roles of increasing financial responsibility at Materion, Avient Corporation (formerly known as PolyOne Corporation) (NYSE: AVNT), a specialty chemicals company, and Lincoln Electric Holdings, Inc. (Nasdaq: LECO), a global manufacturer of welding and cutting products.
Effective November 1, 2021, Jennifer L. McDonough was named Executive Vice President, General Counsel and Secretary and leads the Company’s global legal function in ethics and compliance, intellectual property and other general corporate legal matters. Ms. McDonough brings over 20 years of experience advising companies on wide-ranging, critical corporate initiatives and previously served as Vice President, Deputy General Counsel and Assistant Secretary at PPL Corporation (NYSE: PPL), a Fortune 500 utility company, where she was responsible to deliver extensive legal counsel and services, including in the areas of general corporate law, mergers and acquisitions, corporate venture capital and investment transactions, securities and finance. Prior to joining PPL in 2017, Ms. McDonough served as Senior Vice President, General Counsel and Secretary at REX Energy Corporation, an independent condensate and natural gas company, having joined REX Energy Corporation in April 2011, and before that as Assistant General Counsel and Assistant Secretary at Kennametal Inc. (NYSE: KMT), a global manufacturer and provider of engineered products and solutions, which she joined in May 2005. She began her career as a business and finance attorney with the international law firm Morgan, Lewis and Bockius LLP.
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
Effective August 1, 2022, Srinivas Subramanian was named Executive Vice President - Advanced Technology Solutions. Previously, Mr. Subramanian served as Vice President of the Electronics Processing Solutions business from June 2020 through July 2022, having served in various roles of increasing responsibility since joining the Company in 2006.
Effective April 28, 2025, Justin Hall was named Executive Vice President - Medical and Fluid Solutions. Previously, Mr. Hall served as Vice President of the Electronics Processing Solutions business from November 2022 through April 27, 2025 and general manager of the Medical Fluid Components business from May 2020 through October 2022, having served in various roles of increasing responsibility since joining the Company in 2006.
Nordson Corporation 20

PART II
Item 5.  Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common shares are listed on the Nasdaq Global Select Market under the symbol NDSN. As of November 30, 2025, there were 1,050 record shareholders.
While we have historically paid dividends to holders of our common shares on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our board of directors.
Performance Graph
The following graph compares the 10-year cumulative return, calculated on a dividend-reinvested basis, from investing $100 on November 1, 2015 in Nordson common shares, the S&P 500 Index, the S&P MidCap 400 Index, the S&P 500 Industrial Machinery Index, the S&P MidCap 400 Industrial Machinery Index and our New Peer Group, which includes: AEIS, AME, B, CR, DCI, ENTG, GGG, GTLS, ICUI, IEX, ITGR, ITT, KEYS, LECO, MKSI, MMSI, TER, TFX, TRMB, VNT, WTS and WWD.

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100 on November 1, 2015
Fiscal Year Ending October 31, 2025
500
400
300
200
100
0
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Nordson Corporation
S&P 500 Index
S&P MidCap 400
S&P 500 Ind. Machinery
S&P MidCap 400 Ind. Machinery
New Peer Group
Old Peer Group

Company/Market/Peer Group	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Nordson Corporation	$100.00	$142.42	$181.89	$177.75	$229.77	$285.95	$378.91	$338.59	$323.53	$381.30	$362.07
S&P 500 Index	$100.00	$104.51	$129.21	$138.70	$158.57	$173.97	$248.62	$212.30	$233.83	$322.72	$391.96
S&P MidCap 400	$100.00	$106.26	$131.20	$132.54	$144.49	$142.83	$212.68	$188.14	$186.14	$247.55	$263.35
S&P 500 Ind. Machinery	$100.00	$114.18	$157.42	$145.25	$177.14	$194.30	$256.46	$222.66	$243.82	$332.18	$338.16
S&P MidCap 400 Ind. Machinery	$100.00	$117.36	$168.33	$164.78	$195.81	$209.24	$297.23	$269.28	$287.91	$368.19	$456.82
New Peer Group	$100.00	$107.63	$168.04	$166.20	$214.45	$238.29	$351.47	$287.34	$275.65	$349.21	$411.13
Old Peer Group	$100.00	$107.25	$166.45	$165.34	$214.21	$234.44	$346.06	$282.99	$274.20	$342.40	$404.97
Source: Zack’s Investment Research
Nordson Corporation 21

Common Share Repurchases

(in whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
August 1, 2025 to August 31, 2025	135	$217.15	135	$782,029
September 1, 2025 to September 30, 2025	130	$224.73	130	$752,886
October 1, 2025 to October 31, 2025	124	$233.26	124	$724,233
Total	389	$224.80	389	$724,233
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) On August 20 2025, the Company announced that its board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. As of October 31, 2025, approximately $724,233 remained available for share repurchases under existing share repurchase authorizations. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this annual report, all amounts related to U.S. dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we,” “us,” “our,” or the “Company” mean Nordson Corporation.
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
We test goodwill in accordance with Accounting Standards Codification ("ASC") 350. We did not record any goodwill impairment charges in 2025. We use an independent valuation specialist to assist with refining our assumptions and methods used to determine fair values. To test for goodwill impairment, we estimate the fair value of each of our reporting units using a combination of the discounted cash flow method ("Income Approach") and the Market Approach.
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
The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. For 2025, the WACC rates used ranged from 8.5 percent to 10.0 percent depending upon the reporting unit's size, end market volatility and projection risk. See Note 6 to the Consolidated Financial Statements for further details regarding the valuation methodologies used.
Nordson Corporation 23

In 2025, 2024 and 2023, the results of our annual impairment tests indicated no impairment.
The fair value ("FV") was compared to the carrying value ("CV") for each reporting unit. Based on the results shown in the table below and based on our measurement date of August 1, 2025, our conclusion is that no goodwill was impaired in 2025. Potential events or circumstances, such as a sustained downturn in global economies, could have a negative effect on estimated fair values.

	WACC	Excess of FV over CV	August 1, 2025 Goodwill
Industrial Precision Solutions Segment	8.5%	311%	$1,198,911
Medical and Fluid Solutions Segment	9.5%	132%	$1,661,150
Advanced Technology Solutions Segment	10.0%	205%	$446,371
Pension plan in the United States - The measurement of the liabilities related to our domestic pension plan is based on management’s assumptions related to future factors, including interest rates, return on pension plan assets, compensation increases, mortality and turnover assumptions and health care cost trend rates. The liabilities associated with the Company's international pension plans and other post-retirement benefits are not as materially sensitive to changes in assumptions as the pension plan in the United States.
The weighted-average discount rate used to determine the present value of our domestic pension plan obligations was 5.35 percent at October 31, 2025 and 5.27 percent at October 31, 2024. The discount rate used was determined by using quality fixed income investments with a duration period approximately equal to the period over which pension obligations are expected to be settled.
In determining the expected return on plan assets, we consider both historical performance and an estimate of future long-term rates of return on assets similar to those in our plans. We consult with and consider the opinions of financial and actuarial experts in developing appropriate return assumptions. The expected rate of return (long-term investment rate) on domestic pension assets used to determine net benefit costs was 6.50 percent and 6.50 percent in 2025 and 2024, respectively.
The assumed rate of compensation increases used to determine the present value of our domestic pension plan obligations was 3.28 percent and 3.96 percent at October 31, 2025 and October 31, 2024, respectively.
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

	1% Point Increase	1% Point Decrease
Discount rate:
Effect on total net periodic pension cost in 2025	$(2,798)	$6,457
Effect on pension obligation as of October 31, 2025	$(42,680)	$52,113
Expected return on assets:
Effect on total net periodic pension cost in 2025	$(4,068)	$4,068
Compensation increase:
Effect on total net periodic pension cost in 2025	$4,080	$(3,597)
Effect on pension obligation as of October 31, 2025	$10,079	$(9,095)
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
Nordson Corporation 24

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
Results of Operations
Below is a detailed comparison of our results of operations for the fiscal years ended October 31, 2025 and October 31, 2024. For a discussion of other changes from the fiscal year ended October 31, 2024 to the fiscal year ended October 31, 2023 refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024.
As used throughout this annual report, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the years ended October 31, 2025, 2024 and 2023 were as follows:

		Change		Change
(In thousands except for per-share amounts)	2025	from 2024	2024	from 2023	2023
Sales	$2,791,687	3.8%	$2,689,921	2.3%	$2,628,632
Operating costs and expenses:
Cost of sales	1,251,903	4.0%	1,203,792	—%	1,203,227
Gross margin	1,539,784	3.6%	1,486,129	4.3%	1,425,405
Gross margin %	55.2%	—%	55.2%	1.0%	54.2%
Selling and administrative expenses	815,514	0.4%	812,128	7.9%	752,644
Divestiture and related charges	12,545		—		—
	2,079,962		2,015,920		1,955,871
Operating profit	711,725	5.6%	674,001	0.2%	672,761
Interest expense - net	(101,105)	20.3%	(84,011)	47.8%	(56,825)
Other - net	(12,972)	187.7%	(4,509)	655.3%	(597)
	(114,077)		(88,520)		(57,422)
Income before income taxes	597,648	2.1%	585,481	(4.9)%	615,339
Income tax expense	113,174	(4.2)%	118,197	(7.5)%	127,846
Net income	$484,474	3.7%	$467,284	(4.1)%	$487,493

Nordson Corporation 25

Net Sales
Net sales for the Industrial Precision Solutions (IPS), Medical and Fluid Solutions (MFS) and Advanced Technology Solutions (ATS) segments were as follows:

	Twelve Months Ended				Variance - Increase (Decrease)
	Oct 31, 2025	% of Total	Oct 31, 2024	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$1,331,792	47.7%	$1,398,912	52.0%	(5.1)%	—%	0.3%	(4.8)%
MFS	835,385	29.9%	695,452	25.9%	(3.1)%	23.0%	0.2%	20.1%
ATS	624,510	22.4%	595,557	22.1%	4.1%	—%	0.8%	4.9%
Total	$2,791,687		$2,689,921		(2.5)%	6.0%	0.3%	3.8%

	Twelve Months Ended				Variance - Increase (Decrease)
	Oct 31, 2024	% of Total	Oct 31, 2023	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$1,398,912	52.0%	$1,297,070	49.3%	0.9%	7.1%	(0.1)%	7.9%
MFS	695,452	25.9%	660,316	25.1%	(0.2)%	5.4%	0.1%	5.3%
ATS	595,557	22.1%	671,246	25.5%	(11.2)%	—%	(0.1)%	(11.3)%
Total	$2,689,921		$2,628,632		(2.5)%	4.8%	—%	2.3%

2025 versus 2024: The IPS organic sales decrease of 5.1 percent was driven by declines in polymer processing and industrial coatings product lines, partially offset by increases in nonwovens, packaging, and precision agriculture product lines. The MFS organic sales decrease of 3.1% was driven by a decrease in the medical contract manufacturing business product line that was divested in the fourth quarter of 2025. MFS organic sales were up 1.0% year over year excluding the decrease in the medical contract manufacturing product line. The ATS organic sales increase of 4.1 percent was driven by robust growth in electronics dispense product lines and electronic processing and optical sensors, partially offset by weakness in x-ray inspection systems.
2024 versus 2023: The IPS organic sales increase of 0.9 percent was driven by increases in packaging, nonwovens, and industrial coatings product lines, principally offset by a decline in polymer processing. The MFS organic sales decrease of 0.2% was driven by a decrease in the medical fluid components product line, partially offset by an increase in the fluid solutions product line. The ATS organic sales decrease of 11.2 percent was driven by lower demand in electronics dispense product lines, measurements and controls, as well as test and inspection product lines.
Net Sales by region were as follows:

	Twelve Months Ended				Variance - Increase (Decrease)
	Oct 31, 2025	% of Total	Oct 31, 2024	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
Americas	$1,205,830	43.2%	$1,178,626	43.8%	(6.7)%	9.5%	(0.5)%	2.3%
Europe	722,221	25.9%	726,100	27.0%	(6.7)%	4.2%	2.0%	(0.5)%
Asia Pacific	863,636	30.9%	785,195	29.2%	7.6%	2.3%	0.1%	10.0%
Total	$2,791,687		$2,689,921		(2.5)%	6.0%	0.3%	3.8%
Sales outside the United States accounted for 66.9 percent of total sales in 2025, as compared to 66.6 percent in 2024.
Gross profit and Selling and administrative expenses
2025 versus 2024: Gross margins were unchanged at 55.2 percent, while the increase in selling and administrative expenses was primarily driven by the full-year impact of the Atrion acquisition, partially offset by lower non-recurring acquisition costs.
2024 versus 2023: Gross margins improved 100 basis points reflecting the impact of favorable product mix and lower incremental inventory step-up amortization related to acquisitions of $7,703 in 2024 versus $8,862 in 2023, while the increase in selling and administrative expenses was primarily driven by acquisitions.

Nordson Corporation 26

Profit
Segment EBITDA for the IPS, MFS and ATS segments and a reconciliation to consolidated operating profit were as follows for the fiscal years ended October 31, 2025 and October 31, 2024:

	Twelve Months Ended
	October 31, 2025	% of Sales	October 31, 2024	% of Sales	% of Sales Change
Industrial precision solutions	$493,873	37.1%	$520,769	37.2%	(0.1)%
Medical and fluid solutions	311,684	37.3%	256,553	36.9%	0.4%
Advanced technology solutions	146,589	23.5%	129,181	21.7%	1.8%
Total segment EBITDA	952,146	34.1%	906,503	33.7%	0.4%
Inventory step-up amortization	(3,135)		(7,703)
Acquisition costs	(2,334)		(13,957)
Severance and other	(19,256)		(17,332)
Divestiture and related charges	(12,545)		—
Depreciation and amortization	(150,523)		(136,175)
Corporate expenses	(52,628)		(57,335)
Operating profit	$711,725		$674,001

Segment EBITDA for IPS decreased 10 basis points due to lower organic sales. Segment EBITDA for MFS increased 40 basis points due to favorable mix from lower organic sales related to the divested contract manufacturing business and controlled spending. Segment EBITDA for ATS increased 180 basis points driven by strong incrementals on organic sales and lower selling and administrative expenses.
Consolidated operating profit increased in 2025 compared to 2024 due to the overall increase in segment EBITDA and lower acquisition and related inventory step-up amortization costs partially offset by an increase in severance and other cost reduction costs, depreciation and amortization from recent acquisitions, and divestiture charges associated with the exit of the medical contract manufacturing business.
Segment EBITDA for the IPS, MFS and ATS segments and a reconciliation to consolidated operating profit were as follows for the fiscal years ended October 31, 2024 and October 31, 2023:

	Twelve Months Ended
	October 31, 2024	% of Sales	October 31, 2023	% of Sales	% of Sales Change
Industrial precision solutions	$520,769	37.2%	$485,194	37.4%	(0.2)%
Medical and fluid solutions	256,554	36.9%	245,833	37.2%	(0.3)%
Advanced technology solutions	129,182	21.7%	144,731	21.6%	0.1%
Total segment EBITDA	906,505	33.7%	875,758	33.3%	0.4%
Inventory step-up amortization	(7,703)		(8,862)
Acquisition costs	(13,957)		(19,966)
Severance and other	(17,332)		(5,487)
Divestiture and related charges	—		—
Depreciation and amortization	(136,175)		(111,898)
Corporate expenses	(57,337)		(56,784)
Operating profit	$674,001		$672,761

Segment EBITDA for IPS declined 20 basis points due to the impact of the ARAG acquisition offset by the impact of higher organic sales. Segment EBITDA for MFS declined 30 basis points due to the impact of the Atrion acquisition offset by improvements in operating efficiencies on flat sales. Segment EBITDA for ATS improved by 10 basis points on lower sales due to cost reduction actions and favorable mix.

Nordson Corporation 27

Consolidated operating profit increased slightly. Operating margin decreased by 50 basis points primarily driven by costs related to the first-year effect of acquisitions, which more than offset favorable product mix. Gross margins improved 1.0 percentage point reflecting the impact of favorable product mix and lower incremental inventory step-up amortization related to acquisitions in 2024 versus 2023, while the increase in selling and administrative expenses was primarily driven by acquisitions.
Interest and Other expenses
Interest expense in 2025 was $104,156, an increase of $15,232, or 17.1 percent, from 2024. The increase reflects higher average debt levels compared to the prior year due to the funding of acquisitions. Other expense in 2025 was $12,972 compared to other expense of $4,509 in 2024. Included in other expense in 2025 were $9,608 in net foreign currency losses and pension losses. Included in the prior year’s other expense was $5,499 in foreign currency losses, which were partially offset by pension gains.
Income tax expense
Income tax expense in 2025 was $113,174, or 18.9 percent of pre-tax income, as compared to $118,197, or 20.2 percent of pre-tax income in 2024. The effective tax rate decreased 130 basis points primarily due to a decline in federal valuation allowances.
Net Income
Net income was $484,474, or $8.51 per diluted share, in 2025, compared to net income of $467,284, or $8.11 per diluted share, in 2024. This represented a 3.7 percent increase in net income and a 5.0 percent increase in diluted earnings per share. The increase of $0.40 per diluted share was primarily driven by higher operating profit, a lower effective tax rate and the benefit of share repurchases, partially offset by higher interest expense from the funding of acquisitions.
Liquidity and Capital Resources
Cash and cash equivalents decreased $7,510 in 2025 to $108,442 as of October 31, 2025 compared to $115,952 as of October 31, 2024. Approximately 71 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of October 31, 2025.
A comparison of cash flow changes from 2025 to 2024 follows:

	Twelve Months Ended
	October 31, 2025	October 31, 2024	Increase (Decrease)
Net Income and non-cash items	$662,348	$609,342	$53,006
Changes in operating assets and liabilities	56,827	(53,149)	109,976
Net cash provided by operating activities	719,175	556,193	162,982

Additions to property, plant and equipment	(58,060)	(64,410)	6,350
Sale (acquisition) of businesses, net of cash acquired	28,107	(789,996)	818,103
Other - net	3,263	10,008	(6,745)
Net cash used in investing activities	(26,690)	(844,398)	817,708

Net (repayment) issuance of long-term debt	(224,141)	464,353	(688,494)
Repayment of finance lease obligations	(5,868)	(6,148)	280
Dividends paid	(179,069)	(161,438)	(17,631)
Issuance of common shares	9,014	31,067	(22,053)
Purchase of treasury shares	(306,367)	(33,339)	(273,028)
Net cash provided (used) by financing activities	$(706,431)	$294,495	$(1,000,926)
The improvement in working capital was principally driven by increases in accounts payable and customer advance payments. During 2025, the Company was able to utilize its strong cashflow generation to repurchase over $300 million in common shares, reduce debt outstanding by approximately $224 million, pay $179 million in dividends, and fund capital projects to drive organic growth.
We have a $1,150,000 unsecured multi-currency credit facility with a group of banks that provides for a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000, maturing in June 2028. At October 31, 2025, we had $265,000 outstanding on the term loan facility and $135,000 outstanding on the revolving credit facility.
Nordson Corporation 28

Our operating performance, balance sheet position and financial ratios for 2025 remained strong. We are in compliance with all covenants in the agreements governing our debt as of October 31, 2025. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, principal and interest payments on our outstanding debt, dividends, and share repurchases. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $108,442 as of October 31, 2025, cash provided by operations, which was $719,175 in 2025, and available borrowings under our loan agreements and unused bank lines of credit, which totaled $935,151 as of October 31, 2025. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its long-term needs for cash. However, the impact of changes in trade policies, tariffs, and other import/export regulations of the United States and other nations could negatively impact our cash flow from operations and liquidity in future periods.
Contractual and Other Material Cash Obligations
The Company’s cash requirements under contractual obligations include:
•Debt and related interest – Refer to Note 9 to the Consolidated Financial Statements for further detail of the Company’s debt and timing of expected future principal payments.
•Payments for leases - Refer to Note 10 to the Consolidated Financial Statements for further detail of our obligations and the timing of expected future payments.
•Pension and postretirement plan contributions - Refer to Note 7 to the Consolidated Financial Statements for further detail of our obligations and expected contributions.
•Purchase obligations - The Company enters into purchase orders for materials used in our manufacturing processes in the ordinary course of business. As of October 31, 2025, the Company has purchase obligations to support the operation of its business similar to those included in historical cash flow trends.
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
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This annual report, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic and political conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions and the Company’s ability to complete and successfully integrate acquisitions, including the integration of Atrion; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements, including changes in tariffs by the United States or other nations; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
Nordson Corporation 29

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We operate internationally and enter into intercompany transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currencies are recorded and the dates they are settled. We regularly use foreign exchange contracts to reduce our risks related to most of these transactions. These contracts, primarily associated with the euro, yen and pound sterling, typically have maturities of 90 days or less, and generally require the exchange of foreign currencies for U.S. dollars at rates stated in the contracts. Gains and losses from changes in the market value of these contracts offset foreign exchange losses and gains, respectively, on the underlying transactions. We use foreign exchange contracts on a routine basis to help mitigate the risks related to transactions denominated in foreign currencies.
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
In 2025, as compared with 2024, the U.S. dollar was slightly weaker against foreign currencies. If 2024 exchange rates had been in effect during 2025, sales would have been approximately $7,359 lower and costs would have been approximately $6,305 lower. In 2024, as compared with 2023, the U.S. dollar was slightly stronger against foreign currencies. If 2023 exchange rates had been in effect during 2024, sales would have been approximately $3,352 higher and costs would have been approximately $902 higher. These effects on reported sales do not include the impact of local price adjustments made in response to changes in currency exchange rates.
Refer to Note 12 to the Consolidated Financial Statements for further discussion about our foreign currency transactions and the methods and assumptions used to record these transactions.
A portion of our operations is financed with short-term and long-term borrowings and is subject to market risk arising from changes in interest rates.
We have variable-rate long-term debt. The weighted average interest rate of this variable-rate debt was 5.10 percent at October 31, 2025 and 5.66 percent at October 31, 2024. We also have fixed rate long term debt that has been swapped to floating rates. As of October 31, 2025, a one percent increase in interest rates would result in additional annual interest expense of approximately $7,000 on the variable rate long-term debt and debt that has been swapped to floating rates.
Nordson Corporation 30

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income

Years ended October 31, 2025, 2024 and 2023
(In thousands except for per-share amounts)	2025	2024	2023
Sales	$2,791,687	$2,689,921	$2,628,632
Operating costs and expenses:
Cost of sales	1,251,903	1,203,792	1,203,227
Selling and administrative expenses	815,514	812,128	752,644
Divestiture and related charges	12,545	—	—
	2,079,962	2,015,920	1,955,871
Operating profit	711,725	674,001	672,761
Other income (expense):
Interest expense	(104,156)	(88,924)	(59,505)
Interest and investment income	3,051	4,913	2,680
Other - net	(12,972)	(4,509)	(597)
	(114,077)	(88,520)	(57,422)
Income before income taxes	597,648	585,481	615,339
Income tax expense	113,174	118,197	127,846
Net income	$484,474	$467,284	$487,493
Average common shares	56,606	57,176	57,090
Incremental common shares attributable to equity compensation	310	440	541
Average common shares and common share equivalents	56,916	57,616	57,631
Basic earnings per share	$8.56	$8.17	$8.54
Diluted earnings per share	$8.51	$8.11	$8.46
Dividends declared per common share	$3.16	$2.82	$2.63
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 31

Consolidated Statements of Comprehensive Income

Years ended October 31, 2025, 2024 and 2023
(In thousands)	2025	2024	2023
Net income	$484,474	$467,284	$487,493
Components of other comprehensive income (loss), net of tax:
Foreign currency translation and related hedging instruments	66,372	16,390	26,766
Pension and postretirement benefit plans	18,011	(4,789)	(15,425)
Total other comprehensive income	84,383	11,601	11,341

Total comprehensive income	$568,857	$478,885	$498,834
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 32

Consolidated Balance Sheets

October 31, 2025 and 2024
(In thousands)
Assets
Current assets:	2025	2024
Cash and cash equivalents	$108,442	$115,952
Receivables - net	587,843	594,663
Inventories - net	444,814	476,935
Prepaid expenses and other current assets	101,752	87,482
Total current assets	1,242,851	1,275,032
Goodwill	3,304,685	3,280,819
Property, plant and equipment - net	516,914	544,607
Intangible assets - net	681,587	740,846
Operating right of use lease assets	77,478	93,620
Deferred income taxes	11,246	11,196
Other assets	82,920	54,846
	$5,917,681	$6,000,966
Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$315,000	$103,928
Accrued liabilities	229,095	225,231
Accounts payable	121,006	97,839
Customer advance payments	44,009	46,400
Income taxes payable	25,856	32,754
Operating lease liability - current	17,402	17,063
Finance lease liability - current	5,892	5,262
Total current liabilities	758,260	528,477
Long-term debt	1,681,254	2,101,197
Deferred income taxes	192,186	205,687
Operating lease liability - noncurrent	64,451	80,818
Postretirement obligations	43,786	51,544
Pension obligations	43,205	46,893
Finance lease liability - noncurrent	8,359	12,083
Other long-term liabilities	82,609	42,075
Shareholders' equity:
Preferred shares, no par value; 10,000 shares authorized; none issued	—	—
Common shares, no par value; 160,000 shares authorized;
98,023 shares issued at October 31, 2025 and 2024	12,253	12,253
Capital in excess of stated value	740,789	714,091
Retained earnings	4,600,604	4,295,199
Accumulated other comprehensive loss	(100,457)	(184,840)
Common shares in treasury, at cost	(2,209,618)	(1,904,511)
Total shareholders' equity	3,043,571	2,932,192
	$5,917,681	$6,000,966
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 33

Consolidated Statements of Shareholders’ Equity

Years ended October 31, 2025, 2024 and 2023
(In thousands, except for per share data)	Common Shares	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
October 31, 2022	$12,253	$626,697	$3,652,216	$(207,782)	$(1,789,009)	$2,294,375
Shares issued under company stock and employee benefit plans	—	17,858	—	—	3,515	21,373
Stock-based compensation	—	23,542	—	—	—	23,542
Purchase of treasury shares	—	—	—	—	(89,708)	(89,708)
Dividends declared ($2.63 per share)	—	—	(150,356)	—	—	(150,356)
Net income	—	—	487,493	—	—	487,493
Other comprehensive income (loss):	—	—	—	11,341	—	11,341
October 31, 2023	$12,253	$668,097	$3,989,353	$(196,441)	$(1,875,202)	$2,598,060
Shares issued under company stock and employee benefit plans	—	27,037	—	—	4,030	31,067
Stock-based compensation	—	18,957	—	—	—	18,957
Purchase of treasury shares	—	—	—	—	(33,339)	(33,339)
Dividends declared ($2.82 per share)	—	—	(161,438)	—	—	(161,438)
Net income	—	—	467,284	—	—	467,284
Other comprehensive income (loss):	—	—	—	11,601	—	11,601
October 31, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	7,754	—	—	1,260	9,014
Stock-based compensation	—	18,944	—	—	—	18,944
Purchase of treasury shares	—	—	—	—	(306,367)	(306,367)
Dividends declared ($3.16 per share)	—	—	(179,069)	—	—	(179,069)
Net income	—	—	484,474	—	—	484,474
Other comprehensive income (loss):	—	—	—	84,383	—	84,383
October 31, 2025	$12,253	$740,789	$4,600,604	$(100,457)	$(2,209,618)	$3,043,571
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 34

Consolidated Statements of Cash Flows

Years ended October 31, 2025, 2024 and 2023
(In thousands)
Cash flows from operating activities:	2025	2024	2023
Net income	$484,474	$467,284	$487,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,259	59,203	52,179
Amortization	79,264	76,972	59,719
Provision for losses on receivables	768	619	283
Deferred income taxes	(12,611)	(18,557)	(16,116)
Non-cash stock compensation	18,944	18,957	22,710
Loss on sale of property, plant and equipment	3,024	1,468	1,092
Divestiture and related charges	12,545	—	—
Other non-cash	4,681	3,396	8,136
Changes in operating assets and liabilities:
Receivables	3,747	13,988	18,185
Inventories	34,630	46,615	22,418
Prepaid expenses	(4,214)	(4,543)	(14,677)
Accounts payable	21,292	(38,591)	(15,820)
Income taxes payable	(6,870)	(19,385)	17,722
Accrued liabilities	11,708	8,187	(28,620)
Customer advance payments	(3,147)	(48,425)	(2,779)
Other	(319)	(10,995)	29,357
Net cash provided by operating activities	719,175	556,193	641,282
Cash flows from investing activities:
Additions to property, plant and equipment	(58,060)	(64,410)	(34,583)
Proceeds from sale of property, plant and equipment	309	75	101
Sale (acquisition) of businesses, net of cash acquired	28,107	(789,996)	(1,422,780)
Other	2,954	9,933	20,383
Net cash used in investing activities	(26,690)	(844,398)	(1,436,879)
Cash flows from financing activities:
Proceeds from issuance of debt	25,615	783,039	2,178,596
Repayment of debt	(249,756)	(318,686)	(1,202,553)
Repayment of capital lease obligations	(5,868)	(6,148)	(6,840)
Issuance of common shares	9,014	31,067	21,373
Purchase of treasury shares	(306,367)	(33,339)	(89,708)
Dividends paid	(179,069)	(161,438)	(150,356)
Net cash provided (used) in financing activities	(706,431)	294,495	750,512
Effect of exchange rate changes on cash	6,436	(6,017)	(2,693)
Increase (decrease) in cash and cash equivalents	(7,510)	273	(47,778)
Cash and cash equivalents at beginning of year	115,952	115,679	163,457
Cash and cash equivalents at end of year	$108,442	$115,952	$115,679
The accompanying notes are an integral part of the consolidated financial statements.
Nordson Corporation 35

Notes to Consolidated Financial Statements

NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this annual report, all amounts related to U.S. dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we” or the “Company” mean Nordson Corporation.
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
Fiscal year — Our fiscal year is November 1 through October 31.
Revenue recognition — A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of October 31, 2025 and 2024 were not material.
For certain contracts related to the sale of customer-specific products, revenue is recognized over time as we satisfy performance obligations because of the continuous transfer of control to the customer. The continuous transfer of control to the customer occurs as we enhance assets that are customer controlled, and we are contractually entitled to payment for work performed to date plus a reasonable margin.
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material at October 31, 2025 or 2024. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for October 31, 2025 and 2024.
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
Advertising costs — Advertising costs are expensed as incurred and were $8,807, $8,923 and $7,635 in 2025, 2024 and 2023, respectively.
Research and development — Investments in research and development are important to our long-term growth, enabling us to keep pace with changing customer and marketplace needs through the development of new products and new applications for existing products. We place strong emphasis on technology developments and improvements through internal engineering and research teams. Research and development costs are expensed as incurred and were $68,239, $64,992 and $71,400 in 2025, 2024 and 2023, respectively.
Earnings per share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted stock and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 226 common shares were excluded from the diluted earnings per share calculation in 2025 and 74 and 140 options were excluded from the calculation of diluted earnings per share in 2024 and 2023, respectively, because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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
Accounts receivable are net of an allowance for credit losses of $7,408 and $9,769 at October 31, 2025 and October 31, 2024, respectively. The provision for losses on receivables was $768 for the year ended October 31, 2025 compared to $619 for the prior year. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories — Inventories are valued at the lower of cost or net realizable value.
Derivatives — The Company uses derivative instruments to manage foreign currency and interest rate risk as detailed below. The Company does not enter into derivative instruments for trading purposes. Refer to Note 12 for additional details.
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
Depreciation expense is included in Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income. Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. All re-engineering costs are expensed as incurred. Interest costs on significant capital projects are capitalized. No interest was capitalized in 2025, 2024 or 2023.
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
At October 31, 2025, the weighted-average useful lives for each major category of amortizable intangible assets were:

Patent/technology costs	11 years
Customer relationships	17 years
Noncompete agreements	4 years
Trade names	10 years
Investments — The Company holds minority interests in certain companies that do not have readily determinable fair values. For each qualifying investment, the Company elects the measurement alternative under ASC 321, initially recognizing the investment at cost and subsequently adjusting the carrying amount for (i) impairment, and (ii) observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments subject to the measurement alternative are classified in Other assets on the Consolidated Balance Sheets and were $13,996, and $15,061, at October 31, 2025 and October 31, 2024, respectively. Adjustments (upward or downward) and impairment losses, if any, are recognized in earnings within Other-net and were not material for fiscal 2025 and 2024. If a readily determinable fair value for the investments subsequently becomes available, we will be required to record the investment at fair value with any unrealized gains or losses being recognized in earnings each period.
Foreign currency translation — The financial statements of subsidiaries outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income/loss (AOCI), a separate component of Shareholders’ equity. Generally, gains and losses from foreign currency transactions, including forward contracts, of these subsidiaries and the United States parent are included in net income. Gains and losses from intercompany foreign currency transactions of a long-term investment nature are included in AOCI.

Nordson Corporation 38

Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive loss — Changes in AOCI for the years ended October 31, 2025, 2024 and 2023 consisted of:

	Cumulative translation and related hedging instruments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive loss
Balance at October 31, 2022 (1)	$(160,046)	$(47,736)	$(207,782)
Other comprehensive (loss) income before reclassification adjustments	31,409	(19,804)	11,605
Reclassifications from AOCI to Statement of Income (2)	—	(308)	(308)
Tax impact	(4,643)	4,687	44
Balance at October 31, 2023 (1)	(133,280)	(63,161)	(196,441)
Other comprehensive (loss) income before reclassification adjustments	11,024	(6,129)	4,895
Reclassifications from AOCI to Statement of Income (2)	—	(419)	(419)
Tax impact	5,366	1,759	7,125
Balance at October 31, 2024 (1)	(116,890)	(67,950)	(184,840)
Other comprehensive (loss) income before reclassification adjustments	57,857	22,953	80,810
Reclassifications from AOCI to Statement of Income (2)	—	1,060	1,060
Tax impact	8,515	(6,002)	2,513
Balance at October 31, 2025 (1)	$(50,518)	$(49,939)	$(100,457)
(1) Amounts net of tax.
(2) Included in the computation of net periodic cost (benefit) which is included in Other - net in our Consolidated Statements of Income. See Note 7.
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
Following is a reconciliation of the product warranty liability as of October 31, 2025 and 2024:

	2025	2024
Balance at beginning of year	$13,538	$14,401
Accruals for warranties	10,869	14,965
Warranty payments	(10,732)	(15,717)
Currency adjustments	225	(111)
Balance at end of year	$13,900	$13,538
Note 2 — Recently issued accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 is to be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted the guidance of ASU 2023-07 during the fourth quarter of 2025. See Note 15.

Nordson Corporation 39

Notes to Consolidated Financial Statements — (Continued)

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
2024 Acquisition
On August 21, 2024, the Company completed the acquisition of Atrion pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated May 28, 2024, with Alpha Medical Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Nordson (“Merger Sub”), and Atrion. Pursuant to the Merger Agreement, Merger Sub merged with and into Atrion (the “Merger”), with Atrion surviving the Merger as a wholly owned subsidiary of Nordson. Atrion is a leader in proprietary medical infusion fluid delivery and niche cardiovascular solutions and will operate within our Medical and Fluid Solutions segment. The all-cash acquisition of Atrion of $789,996, net of cash acquired, was funded using borrowings under our revolving credit facility and the 364-day term loan agreement with a group of banks for a delayed draw term loan facility in the aggregate principal amount of $500,000 (see Note 9 for additional details) and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, the purchase price allocation resulted in the recognition of $480,149 of goodwill and $129,600 of identifiable intangible assets. The identifiable intangible assets consist primarily of $40,100 of tradenames (amortized over 15 years), $24,900 of technology (amortized over 15 years), and $64,600 of customer relationships (amortized over 19 years). Goodwill associated with the acquisition was not tax deductible. As of October 31, 2025, the purchase price is final. The financial results of Atrion, from the acquisition date through October 31, 2024, were not material to our Consolidated Financial Statements.
The table below summarizes the fair values of the assets acquired and liabilities assumed on the acquisition date, as well as adjustments made during the measurement period. The measurement period adjustments did not have an impact on the Consolidated Statements of Income.

	Preliminary	Measurement period adjustments	Final
Cash	$24,428	$—	$24,428
Receivables - net	20,883	—	20,883
Inventories - net	64,801	3,689	68,490
Goodwill	494,279	(14,130)	480,149
Intangibles	129,600	—	129,600
Other assets	158,059	(586)	157,473
Total Assets	$892,050	$(11,027)	$881,023

Accounts payable	$25,587	$—	$25,587
Deferred income taxes	31,221	(6,414)	24,807
Other liabilities	20,818	(4,613)	16,205
Total Liabilities	$77,626	$(11,027)	$66,599

Nordson Corporation 40

Notes to Consolidated Financial Statements — (Continued)

2023 Acquisitions
On August 24, 2023, the Company completed the acquisition of the ARAG Group and its subsidiaries ("ARAG Group" or "ARAG") pursuant to the terms of the Sale and Purchase Agreement, dated as of June 25, 2023, by and among the Company, its Italian subsidiary, Capvis Equity V LP, DRIP Co-Investment, and certain individuals. ARAG is a global market and innovation leader in the development, production and supply of precision control systems and smart fluid components for agricultural spraying. ARAG operates as a division of our Industrial Precision Solutions segment. In anticipation of the acquisition, the Company entered into a €760,000 senior unsecured term loan facility with a group of banks in August 2023 (the “364-Day Term Loan Facility”). The all-cash ARAG acquisition of approximately €957,000, net of the repayment of approximately €30,300 of debt of the acquired companies, was funded using borrowings under the 364-Day Term Loan Facility and the Company's revolving credit facility. The 364-Day Term Loan Facility was subsequently paid off in September 2023 with the net proceeds of a senior notes offering (see Note 9 to the Consolidated Financial Statements for additional details). Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $684,938 and identifiable intangible assets of $353,500 were recorded. The identifiable intangible assets consist primarily of $27,500 of tradenames (amortized over 9 years), $31,000 of technology (amortized over 5 years), and $295,000 of customer relationships (amortized over 22 years). Goodwill associated with the acquisition was not tax deductible. The purchase price allocation was finalized in 2024. The financial results of the ARAG Group, from the acquisition date through October 31, 2023, were not material to our Consolidated Financial Statements.
The assets and liabilities acquired were as follows:

August 24, 2023
Cash	$32,966
Receivables - net	31,081
Inventories - net	54,252
Goodwill	684,938
Intangibles	353,500
Other assets	55,963
Total Assets	$1,212,700

Accounts payable	$18,915
Deferred income taxes	100,097
Other liabilities	15,785
Total Liabilities	$134,797
On November 3, 2022, we acquired 100% of CyberOptics Corporation ("CyberOptics"). CyberOptics is a leading global developer and manufacturer of high-precision 3D optical sensing technology solutions. The CyberOptics acquisition expanded our test and inspection platform, providing differentiated technology that expands our product offering in the semiconductor and electronics industries and is reported in our Advanced Technology Solutions segment. We acquired CyberOptics for an aggregate purchase price of $377,843, net of cash of approximately $40,890, funded using borrowings under our revolving credit facility and cash on hand. Based on the fair value of the assets acquired and the liabilities assumed, goodwill of $285,330 and identifiable intangible assets of $58,600 were recorded. The identifiable intangible assets consist primarily of $15,200 of tradenames (amortized over 15 years), $14,600 of technology (amortized over 7 years), and $28,800 of customer relationships (amortized over 12 years). Goodwill associated with the acquisition was not tax deductible. The purchase price allocation was finalized in 2023. The financial results of CyberOptics were not material to our Consolidated Financial Statements.

Nordson Corporation 41

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities acquired were as follows:

November 3, 2022
Cash	$40,890
Receivables - net	21,364
Inventories - net	33,639
Goodwill	285,330
Intangibles	58,600
Other assets	13,768
Total Assets	$453,591

Accounts payable	$8,109
Deferred income taxes	14,826
Other liabilities	11,923
Total Liabilities	$34,858
Note 4 — Divestiture and related charges
On September 2, 2025 we completed the sale of select product lines in the medical contract manufacturing business within the Medical and Fluid Solutions segment. We recorded a loss on the sale of $5,857.
In the third quarter of 2025, as part of the Company's exit from the medical contract manufacturing business, the Company also announced the planned closure of its remaining medical contract manufacturing facility and recognized a charge of $6,688, principally associated with the write-off of leasehold improvements and the write-down of an operating right of use lease asset.
Excluding the non-cash divestiture and related charges of $12,545 recorded in 2025, the operating results of the medical contract manufacturing business were not material to our Consolidated Financial Statements for any period presented.
Nordson Corporation 42

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Details of Consolidated Balance Sheet
	2025	2024
Receivables:
Accounts	$560,732	$571,381
Notes	3,814	595
Other	30,705	32,456
	595,251	604,432
Allowance for doubtful accounts	(7,408)	(9,769)
	$587,843	$594,663
Inventories:
Finished goods	$234,710	$256,465
Raw materials and component parts	230,907	250,477
Work-in-process	57,306	55,790
	522,923	562,732
Obsolescence and other reserves	(78,109)	(85,797)
	$444,814	$476,935
Property, plant and equipment:
Land	$32,579	$32,018
Land improvements	4,914	4,822
Buildings	360,038	354,854
Machinery and equipment	682,093	649,510
Enterprise management system	53,694	53,401
Construction-in-progress	29,522	58,362
Leased property under finance leases	27,680	29,404
	1,190,520	1,182,371
Accumulated depreciation	(673,606)	(637,764)
	$516,914	$544,607
Accrued liabilities:
Salaries and other compensation	$86,103	$77,799
Interest	18,931	13,800
Taxes other than income taxes	18,339	13,560
Warranty	13,900	13,538
Net Investment Contracts	676	10,675
Pension and other employee benefits	7,778	8,919
Commissions and rebates	8,678	6,844
Foreign currency forward contracts	15,350	5,508
Other	59,340	74,588
	$229,095	$225,231
Nordson Corporation 43

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Goodwill and intangible assets
We account for goodwill and other intangible assets in accordance with the provisions of ASC 350 and account for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the entities acquired are recorded at their estimated fair values at the acquisition date. Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is subject to annual impairment testing. Our annual impairment testing is performed as of August 1. Testing is done more frequently if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. We assess the fair value of reporting units on an annual basis using a quantitative analysis that uses a combination of the Income Approach and the guideline public company method of the Market Approach, and compare the result against the reporting unit’s carrying value of net assets. The implied fair value of our reporting units is determined based on significant unobservable inputs, as discussed below; accordingly, these inputs fall within Level 3 of the fair value hierarchy. The Income Approach uses assumptions for revenue growth, operating margin and working capital turnover that are based on management’s strategic plans tempered by performance trends and reasonable expectations about those trends. Terminal value calculations employ a published formula known as the Gordon Growth Model Method that essentially captures the present value of perpetual cash flows beyond the last projected period assuming a constant Weighted Average Cost of Capital ("WACC") methodology and growth rate. For each reporting unit, a sensitivity analysis is performed to vary the discount and terminal growth rates in order to provide a range of reasonableness for detecting impairment. Discount rates are developed using a WACC methodology. The WACC represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.
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
An impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit, as calculated in the quantitative analysis described above. Based on our annual impairment tests in 2025, 2024 and 2023, the fair value of each reporting unit exceeded its carrying value, and accordingly, we did not record any goodwill impairment charges in 2025, 2024 or 2023.
Our reporting units are the same as our reportable operating segments, Industrial Precision Solutions ("IPS"), Medical and Fluid Solutions ("MFS"), and the Advanced Technology Solutions ("ATS") segments. Changes in the carrying amount of goodwill during 2025 by operating segment:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Systems	Total
Balance at October 31, 2024	$1,207,631	$1,669,748	$403,440	$3,280,819
Acquisitions (1)	—	(14,130)	—	(14,130)
Other (2)	—	(10,565)	—	(10,565)
Division Transfer (3)	(29,010)	—	29,010	—
Currency effect	31,745	2,415	14,401	48,561
Balance at October 31, 2025	$1,210,366	$1,647,468	$446,851	$3,304,685

(1) Measurement period adjustments related to the acquisition of Atrion. See Note 3 to the Consolidated Financial Statements for additional details.
(2) Allocation of goodwill related to the sale of select product lines in the medical contract manufacturing business.
(3) In the first quarter of 2025, the Measurement and Control Solutions ("MCS") division was transferred from the IPS segment to the ATS segment due to an organizational change and determination that the economic and business characteristics of MCS better aligned with the Company’s ATS segment. This division transfer reflects the transfer of goodwill from IPS to
Nordson Corporation 44

Notes to Consolidated Financial Statements — (Continued)

ATS as a result of this change. In addition, the Company reassessed its reporting units for purposes of annual goodwill impairment testing due to a number of recent developments, including the status of integration activities associated with several significant acquisitions over the last few years and changes in the management of divisions, such as the transfer of MCS to the ATS segment. As a result of this reassessment and in consideration of the Company's management reporting structure, economic characteristics of the divisions and nature of the products and services of those divisions, the Company determined its reporting units should be the same as its operating segments: ATS, IPS and MFS. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company properly assessed for indicators of impairment of goodwill at the time of the reporting unit change, concluding that no impairment existed.
Changes in the carrying amount of goodwill during 2024 by operating segment:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Systems	Total
Balance at October 31, 2023	$1,208,996	$1,173,858	$401,347	$2,784,201
Acquisitions (1)	(9,962)	494,279	—	484,317
Currency effect	8,597	1,611	2,093	12,301
Balance at October 31, 2024	$1,207,631	$1,669,748	$403,440	$3,280,819
(1) The IPS decrease reflects ARAG acquisition measurement period adjustments and the MFS increase in goodwill was due to the acquisition of Atrion. See Note 3 to the Consolidated Financial Statements for additional details.
Information regarding intangible assets subject to amortization:

	October 31, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$899,402	$390,751	$508,651
Patent/technology costs	235,255	155,865	79,390
Trade names	169,127	75,581	93,546
Noncompete agreements	8,596	8,596	—
Other	929	929	—
Total	$1,313,309	$631,722	$681,587

	October 31, 2024
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$878,071	$339,756	$538,315
Patent/technology costs	232,371	134,187	98,184
Trade names	167,144	62,887	104,257
Noncompete agreements	8,502	8,412	90
Other	500	500	—
Total	$1,286,588	$545,742	$740,846
Amortization expense for 2025, 2024 and 2023 was $79,264, $76,972 and $59,719, respectively. See Note 3 for details regarding intangibles recorded due to acquisitions.
Estimated amortization expense for each of the five succeeding years:

Year	Amounts
2026	$77,765
2027	$69,053
2028	$66,061
2029	$60,541
2030	$57,533
Nordson Corporation 45

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Retirement, pension and other postretirement plans
Retirement plans — We have funded contributory retirement plans covering certain employees. Our contributions are primarily determined by the terms of the plans, subject to the limitation that they shall not exceed the amounts deductible for income tax purposes. We also sponsor unfunded contributory supplemental retirement plans for certain employees. Generally, benefits under these plans vest gradually over a period of approximately three years from date of employment and are based on the employee’s contribution. The expense applicable to retirement plans for 2025, 2024 and 2023 was approximately $32,351, $30,564 and $29,511, respectively.
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
A reconciliation of the benefit obligations, plan assets, accrued benefit cost and the amount recognized in financial statements for pension plans is as follows:

	United States		International
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$368,348	$319,186	$69,363	$62,813
Service cost	10,123	10,043	604	942
Interest cost	18,766	18,975	2,526	2,766
Participant contributions	—	—	70	82
Settlements	—	(1,659)	—	(805)
Foreign currency exchange rate change	—	—	2,820	2,320
Actuarial (gain) loss	(10,835)	30,709	(13,798)	4,086
Benefits paid	(10,836)	(8,906)	(2,641)	(2,841)
Benefit obligation at end of year	$375,566	$368,348	$58,944	$69,363

Change in plan assets:
Beginning fair value of plan assets	$366,042	$321,676	$44,829	$39,863
Actual return on plan assets	25,118	52,744	(5,977)	4,460
Company contributions	10,509	2,187	1,606	2,104
Participant contributions	—	—	70	82
Settlements	—	(1,659)	—	(805)
Foreign currency exchange rate change	—	—	1,043	1,966
Benefits paid	(10,836)	(8,906)	(2,641)	(2,841)
Ending fair value of plan assets	$390,833	$366,042	$38,930	$44,829

Funded status at end of year	$15,267	$(2,306)	$(20,014)	$(24,534)

Amounts recognized in financial statements:
Noncurrent asset	$25,446	$7,320	$14,318	$13,716
Accrued benefit liability	(1,306)	(977)	—	(6)
Long-term pension obligations	(8,873)	(8,649)	(34,332)	(38,244)
Total amount recognized in financial statements	$15,267	$(2,306)	$(20,014)	$(24,534)

The net actuarial gain included in the projected benefit obligation for the U.S. and international pension plans for 2025 was primarily due to higher discount rates and gains due to changes in demographic assumptions and demographic experience. The net actuarial loss included in the projected benefit obligation for the United States and international pension plans for 2024 was primarily due to lower discount rates partially offset by gains due to demographic experience.
Nordson Corporation 46

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized in accumulated other comprehensive loss (income):

	United States		International
	2025	2024	2025	2024
Net actuarial loss (gain)	$95,616	$107,027	$(8,225)	$(2,312)
Prior service cost (credit)	—	—	(82)	(88)
Accumulated other comprehensive loss (income)	$95,616	$107,027	$(8,307)	$(2,400)
The following table summarizes the changes in accumulated other comprehensive loss (income):

	United States		International
	2025	2024	2025	2024
Balance at beginning of year	$107,027	$102,506	$(2,400)	$(3,213)
Net loss (gain) arising during the year	(9,516)	4,577	(6,109)	1,197
Net gain (loss) recognized during the year	(1,895)	—	325	(29)
Prior service adjustment recognized during the year	—	—	8	8
Settlement gain (loss) recognized during the year	—	(56)	—	(95)
Exchange rate effect during the year	—	—	(131)	(268)
Balance at end of year	$95,616	$107,027	$(8,307)	$(2,400)
Information regarding the funded status of the Company's plans is as follows:

	United States		International
	2025	2024	2025	2024
For plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$9,462	$10,121	$37,518	$41,647
Fair value of plan assets	—	—	4,580	5,323
For plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	10,179	9,626	38,911	43,574
Fair value of plan assets	—	—	4,580	5,323
Net periodic pension costs include the following components:

	United States			International
	2025	2024	2023	2025	2024	2023
Service cost	$10,123	$10,043	$10,973	$604	$942	$1,096
Interest cost	18,766	18,975	16,699	2,526	2,766	2,513
Expected return on plan assets	(26,437)	(26,611)	(26,116)	(2,499)	(1,626)	(1,532)
Amortization of prior service credit	—	—	—	(8)	(8)	(50)
Amortization of net actuarial (gain) loss	1,895	—	—	(325)	29	79
Settlement loss (gain)	—	56	90	—	95	(425)
Curtailment gain	—	—	—	—	—	(2)
Total benefit cost	$4,347	$2,463	$1,646	$298	$2,198	$1,679
Net periodic pension cost for 2024 included a settlement loss of $151 due to lump sum retirement payments. Net periodic pension cost for 2023 included a settlement gain of $335 due to lump sum retirement payments.
The components of net periodic pension cost other than service cost are included in Other – net in our Consolidated Statements of Income.
Nordson Corporation 47

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the valuation of pension benefits were as follows:

	United States			International
	2025	2024	2023	2025	2024	2023
Weighted average assumptions used to determine benefit obligations at October 31:
Discount rate	5.35%	5.27%	6.08%	4.50%	3.80%	4.35%
Rate of compensation increase	3.28	3.96	3.92	3.13	3.08	2.96
Weighted average assumptions used to determine net benefit costs for the years ended October 31:
Discount rate - benefit obligation	5.27	6.08	5.70	3.80	4.35	3.78
Discount rate - service cost	5.38	6.18	5.89	4.02	3.48	2.88
Discount rate - interest cost	5.03	5.84	5.37	3.96	4.28	3.85
Expected return on plan assets	6.50	6.50	6.40	4.50	4.04	3.75
Rate of compensation increase	3.96	3.92	3.87	3.08	2.96	3.44
The amortization of prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
The discount rate reflects the current rate at which pension liabilities could be effectively settled at the end of the year. The discount rate used considers a yield derived from matching projected pension payments with maturities of a portfolio of available bonds that receive the highest rating given from a recognized investments ratings agency. The changes in the discount rates in 2025, 2024 and 2023 are due to changes in yields for these types of investments as a result of the economic environment.
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
In 2024 and 2023, the international plans include a cash balance plan with promised interest crediting rates. The weighted average crediting rates were 1.10 percent and 0.70 percent for 2024 and 2023, respectively.
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
The allocation of pension plan assets as of October 31, 2025 and 2024 is as follows:

	United States		International
	2025	2024	2025	2024
Asset Category
Equity securities	6%	3%	—%	—%
Debt securities	44	45	—	—
Insurance contracts	—	—	17	17
Pooled investment funds	50	51	81	82
Other	—	1	2	1
Total	100%	100%	100%	100%
Our investment objective for defined benefit plan assets is to meet the plans’ benefit obligations, while minimizing the potential for future required plan contributions.
Nordson Corporation 48

Notes to Consolidated Financial Statements — (Continued)

Our U.S. plans comprise 91 percent of the Company's worldwide pension assets. In general, the investment strategies focus on asset class diversification, liquidity to meet benefit payments, and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by dynamically matching the actuarial projections of the plans’ future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. For 2025, the target in “return-seeking assets” is 30 percent and 70 percent in longer duration fixed income assets. Plan assets are diversified across multiple investment managers and are invested in liquid funds that are selected to track broad market indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers’ performance relative to the guidelines established with each investment manager.
Our international plans comprise 9 percent of the Company's worldwide pension assets. Asset allocations are developed on a country-specific basis. Our investment strategy is to cover pension obligations with insurance contracts or to employ independent managers to invest the assets.
The fair values of our pension plan assets at October 31, 2025 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$31	$31	$—	$—	$746	$746	$—	$—
Money market funds	11,782	11,782	—	—	—	—	—	—
Equity securities:
Basic materials	590	590	—	—	—	—	—	—
Consumer goods	1,544	1,544	—	—	—	—	—	—
Financial	2,580	2,580	—	—	—	—	—	—
Healthcare	1,737	1,737	—	—	—	—	—	—
Industrial goods	2,912	2,912	—	—	—	—	—	—
Technology	2,038	2,038	—	—	—	—	—	—
Fixed income securities:
U.S. Government	65,184	—	65,184	—	—	—	—	—
Corporate	101,449	—	101,449	—	—	—	—	—
Other	7,413	—	7,413	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	6,448	—	—	6,448
Other	(1,144)	(1,144)	—	—	—	—	—	—
Total investments in the fair value hierarchy	$196,116	$22,070	$174,046	$—	$7,194	$746	$—	$6,448

Investments measured at Net Asset Value:
Real estate collective funds	$27,887				$—
Pooled investment funds	166,830				31,736
Total Investments at Fair Value	$390,833				$38,930
Nordson Corporation 49

Notes to Consolidated Financial Statements — (Continued)

The fair values of our pension plan assets at October 31, 2024 by asset category are in the table below:

	United States				International
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$—	$—	$—	$—	$442	$442	$—	$—
Equity securities:
Basic materials	683	683	—	—	—	—	—	—
Consumer goods	1,788	1,788	—	—	—	—	—	—
Financial	2,461	2,461	—	—	—	—	—	—
Healthcare	1,811	1,811	—	—	—	—	—	—
Industrial goods	2,021	2,021	—	—	—	—	—	—
Technology	2,104	2,104	—	—	—	—	—	—
Fixed income securities:
U.S. Government	58,000	—	58,000	—	—	—	—	—
Corporate	100,909	—	100,909	—	—	—	—	—
Other	5,879	—	5,879	—	—	—	—	—
Other types of investments:
Insurance contracts	—	—	—	—	7,390	—	—	7,390
Other	1,524	1,524	—	—	—	—	—	—
Total investments in the fair value hierarchy	$177,180	$12,392	$164,788	$—	$7,832	$442	$—	$7,390

Investments measured at Net Asset Value:
Real estate collective funds	$33,270				$—
Pooled investment funds	155,592				36,997
Total Investments at Fair Value	$366,042				$44,829
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

Nordson Corporation 50

Notes to Consolidated Financial Statements — (Continued)

The following tables present an analysis of changes during the years ended October 31, 2025 and 2024 in Level 3 plan assets, by plan asset class, for U.S. and international pension plans using significant unobservable inputs to measure fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2024	$7,390
Actual return on plan assets:
Purchases	1,339
Sales	(2,720)
Unrealized gains	124
Foreign currency translation	315
Ending balance at October 31, 2025	$6,448

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Insurance contracts
Beginning balance at October 31, 2023	$12,224
Actual return on plan assets:
Purchases	1,428
Sales	(7,010)
Settlements	(214)
Unrealized gains	440
Foreign currency translation	522
Ending balance at October 31, 2024	$7,390
Contributions to pension plans in 2026 are estimated to be approximately $3,171.
Retiree pension benefit payments, which include expected future service, are anticipated to be paid as follows:

Year	United States	International
2026	$13,677	$3,139
2027	$15,833	$3,349
2028	$17,849	$3,050
2029	$19,901	$3,299
2030	$21,535	$3,418
2031-2035	$127,749	$18,125
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
Nordson Corporation 51

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the benefit obligations, accrued benefit cost and the amount recognized in financial statements for other postretirement plans in the United States is as follows:

	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$54,252	$53,433
Service cost	234	281
Interest cost	2,602	3,018
Participant contributions	533	580
Actuarial (gain) loss	(7,198)	623
Benefits paid	(4,027)	(3,683)
Benefit obligation at end of year	$46,396	$54,252

Change in plan assets:
Beginning fair value of plan assets	$—	$—
Company contributions	3,494	3,103
Participant contributions	533	580
Benefits paid	(4,027)	(3,683)
Ending fair value of plan assets	$—	$—

Funded status at end of year	$(46,396)	$(54,252)

Amounts recognized in financial statements:
Accrued benefit liability	$(2,842)	$(2,890)
Long-term postretirement obligations	(43,554)	(51,362)
Total amount recognized in financial statements	$(46,396)	$(54,252)
The following table summarizes the changes in accumulated other comprehensive (gain) loss:

	2025	2024
Balance at beginning of year	$(11,122)	$(12,336)
Net (gain) loss arising during the year	(7,197)	623
Net gain recognized during the year	502	591
Balance at end of year	$(17,817)	$(11,122)
Net postretirement benefit costs include the following components:

	2025	2024	2023
Service cost	$234	$281	$399
Interest cost	2,602	3,018	3,063
Amortization of net actuarial gain	(502)	(591)	—
Total benefit cost	$2,334	$2,708	$3,462
The components of net postretirement benefit cost other than service cost are included in Other – net in our Consolidated Statements of Income.

Nordson Corporation 52

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in the valuation of postretirement benefits were as follows:

	2025	2024	2023
Assumptions used to determine benefit obligations at October 31:
Discount rate	5.15%	5.18%	6.02%
Health care cost trend rate	2.32	2.25	3.40
Rate to which health care cost trend rate is assumed to incline/decline (ultimate trend rate)	1.85	1.80	3.16
Year the rate reaches the ultimate trend rate	2034	2033	2032
Assumption used to determine net benefit costs for the years ended October 31:
Discount rate benefit obligation	5.18%	6.02%	5.59%
Discount rate service cost	5.44	6.26	6.00
Discount rate interest cost	4.90	5.76	5.22
The weighted average health care trend rates reflect expected increases in the Company’s portion of the obligation. The decrease in the health care cost trend rates in 2024 for the U.S. postretirement plan was due to a reduction in the long-term increase assumption for the HRA benefit.
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
Contributions to postretirement plans in 2026 are estimated to be approximately $2,842.
Retiree postretirement benefit payments are anticipated to be paid as follows:

Year
2026	$2,842
2027	$3,034
2028	$3,170
2029	$3,268
2030	$3,370
2031-2035	$17,658

Nordson Corporation 53

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Income taxes
Income before income taxes and income tax expense (benefit) are comprised of the following:

	2025	2024	2023
Income before income taxes:
Domestic	$430,297	$314,263	$269,934
Foreign	167,351	271,218	345,405
Total income before income taxes	$597,648	$585,481	$615,339
Current:
U.S. federal	$73,858	$65,085	$54,157
State and local	9,501	2,017	285
Foreign	42,426	69,652	89,520
Total current	$125,785	$136,754	$143,962
Deferred:
U.S. federal	$(8,868)	$(11,622)	$(9,119)
State and local	(1,124)	(1,387)	(1,279)
Foreign	(2,619)	(5,548)	(5,718)
Total deferred	(12,611)	(18,557)	(16,116)
	$113,174	$118,197	$127,846
A reconciliation of the U.S. statutory federal rate to the worldwide consolidated effective tax rate follows:

	2025	2024	2023
Statutory federal income tax rate	21.00%	21.00%	21.00%
Share-based and other compensation	0.14	(0.02)	(0.25)
Foreign tax rate variances	0.78	1.22	1.83
State and local taxes, net of federal income tax benefit	1.11	0.08	(0.13)
Foreign-Derived Intangible Income Deduction	(2.49)	(2.54)	(2.24)
Global Intangible Low-Taxed Income net of foreign tax credits	—	0.40	0.71
Changes in federal valuation allowances	(0.73)	0.68	1.45
Changes in unrecognized tax benefits	(0.25)	0.05	(0.17)
Other – net	(0.62)	(0.68)	(1.42)
Effective tax rate	18.94%	20.19%	20.78%
Deferred income taxes are not provided on undistributed earnings of international subsidiaries that are intended to be permanently invested in their operations. These undistributed earnings represent the post-income tax earnings under U.S. GAAP not adjusted for previously taxed income which aggregated approximately $1,508,911 and $1,433,106 at October 31, 2025 and 2024, respectively. Should these earnings be distributed, applicable foreign tax credits, distributions of previously taxed income and utilization of other attributes would substantially offset taxes due upon the distribution. It is not practical to estimate the amount of additional taxes that might be payable on these basis differences because of the multiple methods by which these differences could reverse and the impact of withholding, U.S. state and local taxes and currency translation considerations.
At October 31, 2025 and 2024, total unrecognized tax benefits were $5,965 and $7,481, respectively. The amounts that, if recognized, would impact the effective tax rate were $5,005 and $6,670 at October 31, 2025 and 2024, respectively. During 2025, unrecognized tax benefits related primarily to domestic positions and, as recognized, a substantial portion of the gross unrecognized tax benefits were offset against assets recorded in the Consolidated Balance Sheets.

Nordson Corporation 54

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Gross balance at beginning of year	$7,481	$8,002	$2,872
Additions based on tax positions related to the current year	—	300	410
Additions for tax positions of prior years	80	—	10
Increases related to acquired businesses	—	—	6,602
Reductions for tax positions of prior years	(1,296)	(418)	—
Lapse of statute of limitations	(300)	(403)	(1,892)
Gross balance at end of year	$5,965	$7,481	$8,002
At October 31, 2025 and 2024, we had accrued interest and penalty expense related to unrecognized tax benefits of $853 and $800, respectively. We include interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as other income (expense).
We are subject to U.S. Federal income tax as well as income taxes in numerous state and foreign jurisdictions. We are subject to examination in the United States by the Internal Revenue Service ("IRS") for the years 2022 through 2025; years prior to 2022 year are closed to further examination by the IRS. Generally, major state and foreign jurisdiction tax years remain open to examination for years after 2019. Within the next twelve months, it is reasonably possible that certain statute of limitations periods would expire, which could result in a minimal decrease in our unrecognized tax benefits.
Significant components of deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Lease Liabilities	$19,640	$25,254
Employee benefits	15,192	29,291
Tax credit and loss carryforwards	27,765	35,258
Other accruals not currently deductible for taxes	9,966	9,190
Inventory adjustments	12,883	16,634
Total deferred tax assets	85,446	115,627
Valuation allowance	(24,523)	(33,596)
Total deferred tax assets	$60,923	$82,031
Deferred tax liabilities:
Depreciation and amortization	$235,281	$256,183
Lease right-of-use assets	18,528	24,204
Other - net	(11,946)	(3,865)
Total deferred tax liabilities	241,863	276,522
Net deferred tax liabilities	$(180,940)	$(194,491)
At October 31, 2025, we had $16,549 of tax credit carryforwards, $12,577 of which expires in 2026-2044 and $3,972 of which has an indefinite carryforward period. We also had $29,055 of state operating loss carryforwards, $43,967 of foreign operating loss carryforwards, and a $2,917 capital loss carryforward, of which $53,403 will expire in 2026 through 2043, and $22,536 of which has an indefinite carryforward period. The net change in the valuation allowance was a decrease of $9,073 in 2025 and an increase of $9,864 in 2024. The valuation allowance of $24,523 at October 31, 2025, related primarily to tax credits and loss carryforwards that may expire before being realized. We continue to assess the need for valuation allowances against deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law in the United States. The OBBBA includes significant tax law changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. As the provisions under the OBBBA do not take effect until after the Company’s fiscal year end of October 31, 2025, the effects of these changes are not reflected in the accompanying Consolidated Financial Statements for the year ended October 31, 2025. The Company is currently evaluating the OBBBA’s impact on future tax periods and will update its income
Nordson Corporation 55

Notes to Consolidated Financial Statements — (Continued)

tax disclosures in future filings once the impact of the OBBBA has been fully assessed. At this time, the Company does not expect the OBBBA to have a material impact on its deferred tax balances.
Note 9 — Long-term debt
A summary of long-term debt is as follows:

	2025	2024
Notes Payable	$—	$18,285
Revolving credit agreement, due 2028	135,000	240,000
Term loan, due 2026	265,000	280,000
Senior notes, due 2025	—	8,500
Senior notes, due 2025-2027	20,000	37,143
Senior notes, due 2025-2030	130,000	190,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	2,000,000	2,223,928
Less current maturities	315,000	103,928
Less unamortized debt issuance costs	13,167	16,359
Less bond discounts	2,065	2,444
Plus impact of interest rate swaps	11,486	—
Long-term maturities	$1,681,254	$2,101,197
Revolving credit agreement — In June 2023, we entered into a $1,150,000 unsecured multi-currency credit facility with a group of banks, which provides for a term loan facility in the aggregate principal amount of $300,000 (the "Term Loan Facility"), maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $850,000 (the "Revolving Facility"), maturing in June 2028 (the "Credit Agreement"). In June 2024, the Revolving Facility was amended to increase the aggregate principal amount to $922,500. The Company borrowed and has outstanding $265,000 on the Term Loan Facility and $135,000 on the Revolving Facility as of October 31, 2025. The Revolving Facility permits borrowing in U.S. dollars, Euros, Sterling, Swiss Francs, Singapore dollars, Yen, and each other currency approved by a Revolving Facility lender. The Credit Agreement provides that the applicable margin for (i) Risk-Free Rate ("RFR"), as defined in the Credit Agreement, and Eurodollar Loans will range from 0.85% to 1.20% and (ii) Base Rate Loans will range from 0.00% to 0.20%, in each case, based on the Company’s Leverage Ratio (as defined in the Credit Agreement and calculated on a consolidated net debt basis). Borrowings under the Credit Agreement bear interest at (i) either a base rate or a SOFR rate, with respect to borrowings in U.S. dollars, (ii) a eurocurrency rate, with respect to borrowings in Euros and Yen, or (iii) Daily Simple RFR, with respect to borrowings in Sterling, Swiss Francs or Singapore dollars, plus, in each case, an applicable margin (and, solely in the case of Singapore dollars, a spread adjustment). The applicable margin is based on the Company’s Leverage Ratio. The weighted-average interest rate at October 31, 2025 was 5.10%.
Senior notes, due 2025-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 1.24 years. The weighted-average interest rate at October 31, 2025 was 3.19%.
Senior notes, due 2025-2030 — These unsecured fixed-rate notes entered in 2018 with a group of insurance companies have a remaining weighted-average life of 2.64 years. The weighted-average interest rate at October 31, 2025 was 4.08%.
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
We were in compliance with all covenants at October 31, 2025 and the amount we could borrow would not have been limited by any debt covenants.
Annual maturities — The annual maturities of long-term debt for the five years subsequent to October 31, 2025, are as follows: $315,000 in 2026; $10,000 in 2027; $525,000 in 2028; $620,000 in 2029 and $30,000 in 2030.
Nordson Corporation 56

Notes to Consolidated Financial Statements — (Continued)

Bank lines of credit are summarized as follows:

	2025	2024
Maximum borrowings available under bank lines of credit (all foreign banks)	$149,942	$123,983
Outstanding borrowings / notes payable (all foreign bank debt)	—	(18,285)
Unused bank lines of credit	$149,942	$105,698
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
We lease certain manufacturing facilities, warehouse space, machinery and equipment, and vehicles. We often have options to renew lease terms for buildings and other assets. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. Leases with an initial term of 12 months or less (short-term leases) are not recorded on the Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments occur. Variable payments for leases primarily relate to future rates or amounts, miles, or other quantifiable usage factors which are not determinable at the time the lease agreement commences. Finance lease assets are recorded in Property, plant and equipment – net on the Consolidated Balance Sheets with related amortization recorded in depreciation expense on the Consolidated Statement of Cash Flows. As of October 31, 2025, we had no material leases that had yet to commence.
Additional lease information is summarized below for the twelve months ended October 31:

	October 31, 2025		October 31, 2024
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Amortization of right of use assets	$6,239		$5,978
Interest	541		505
Lease cost (1)	6,780	$18,858	6,483	$20,133
Short-term and variable lease cost (1)	2,409	4,268	3,019	2,908
Total lease cost	$9,189	$23,126	$9,502	$23,041

(1) Lease costs are recorded in both Cost of sales and Selling and administrative expenses on the Consolidated Statements of Income.
Supplemental cash flow information is summarized below for the twelve months ended October 31, 2025:

	Finance Leases	Operating Leases
Cash outflows for leases	$5,868	$19,501
New leases entered into during the year	7,853	2,014
Weighted average remaining lease term (years)	2.77	7.35
Weighted average discount rate	3.36%	2.28%

Nordson Corporation 57

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the undiscounted cash flows for five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheet as of October 31, 2025. The reconciliation excludes short-term leases that are not recognized on the Consolidated Balance Sheet.

Year:	Finance Leases	Operating Leases
2026	$6,260	$18,882
2027	4,775	15,318
2028	2,753	11,922
2029	965	10,234
2030	164	7,685
Later years	—	24,879
Total minimum lease payments	14,917	88,920
Amounts representing interest	666	7,067
Present value of minimum lease payments	$14,251	$81,853
Capitalized net finance leases included in property, plant and equipment during the fiscal years ended October 31, 2025 and October 31, 2024 was $13,493 and $16,364, respectively.
Note 11 — Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

2025	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(55,367)	$—	$(55,367)	$—
Deferred compensation plans (2)	$(11,885)	$—	$(11,885)	$—

2024	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(16,388)	$—	$(16,388)	$—
Deferred compensation plans (2)	$(9,615)	$—	$(9,615)	$—

(1) Derivative contracts are valued using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. Refer to Note 12 for balance sheet classification of derivatives.
(2) Executive officers and other highly compensated employees may defer up to 100 percent of their salary and annual cash incentive compensation and for executive officers, up to 90 percent of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables and accounts payable, are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,996,254	$2,038,869	$2,186,840	$2,219,414
Nordson Corporation 58

Notes to Consolidated Financial Statements — (Continued)

Long-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs and bond discounts as described in the Long-term debt Note.
Note 12 — Derivative financial instruments
The Company uses derivative instruments to manage foreign currency and interest rate risk as detailed below. The Company does not enter into derivative instruments for trading purposes.
Foreign Currency Forward Contracts
We operate internationally and enter into transactions denominated in foreign currencies. Consequently, we are subject to market risk arising from exchange rate movements between the dates foreign currency transactions occur and the dates they are settled. We regularly use foreign currency forward contracts to reduce our risks related to most of these transactions. These contracts usually have maturities of 90 days or less and generally require us to exchange foreign currencies for U.S. dollars at maturity, at rates stated in the contracts. These contracts are not designated as hedging instruments under U.S. GAAP. The settlement of these contracts is recorded in operating activities on the Consolidated Statement of Cash Flows.
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of October 31, 2025 and 2024, there were no significant concentrations of credit risk.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
The Company is a party to various cross currency swaps between the U.S. dollar and Euro, Japanese Yen, Taiwan dollar, Singapore dollar and Chinese Yuan, which were designated as hedges of our net investments in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increases or decreases related to the remeasurement of the effective portion of the hedges are recorded in the currency translation component of Accumulated other comprehensive income (loss) within Shareholders' Equity in the Consolidated Balance Sheets until the sale or substantial liquidation of the underlying investments. The settlement of these hedges is recorded in investing activities on the Consolidated Statement of Cash Flows. The interest component is recorded in operating activities on the Consolidated Statement of Cash Flows.
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate liabilities due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, Secured Overnight Financing Rate, with the objective of minimizing the cost of borrowed funds. The Company's interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments without the exchange of the underlying notional amount.
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
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$11,486	$311,486

Nordson Corporation 59

Notes to Consolidated Financial Statements — (Continued)

The following table provides information regarding the balance sheet and income statement impacts of the Company's derivatives:

October 31, 2025	Notional Amount $	Prepaids and other current assets	Other assets	Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$863,904	$5,937	$—	$676	$61,725	Net investment
Interest rate swaps	300,000	1,133	10,353			Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,137,956	4,961	—	15,350	—
Total		$12,031	$10,353	$16,026	$61,725

October 31, 2024
Derivatives designated as hedges:
Cross-currency swap	$845,333	$5,976	$73	$10,675	$9,586	Net investment

Derivatives not designated as hedges:
Foreign currency forward contracts	731,406	3,332	—	5,508	—
Total		$9,308	$73	$16,183	$9,586

	Gain (Loss) Recognized			Location
	2025	2024	2023
Derivatives designated as hedges:
Interest rate swaps	$11,486	$—	$—	Interest expense
Hedged item	$(11,486)	$—	$—	Interest expense

Cross-currency swap - interest component	$14,876	$13,533	$7,975	Interest expense
Cross-currency swap - effective portion	$(39,851)	$(21,580)	$20,187	Cumulative translation

Derivatives not designated as hedges
Foreign currency forward contracts	$(8,213)	$7,553	$(3,041)	Other-net
Foreign currency balance sheet remeasurement	$(1,395)	$(13,052)	$(4,701)	Other-net
Note 13 — Capital shares
Preferred — We have authorized 10,000 Series A convertible preferred shares without par value. No preferred shares were outstanding in 2025, 2024 or 2023.
Common — We have 160,000 authorized common shares without par value. At October 31, 2025 and 2024, there were 98,023 common shares issued. At October 31, 2025 and 2024, the number of outstanding common shares, net of treasury shares, was 55,920 and 57,197, respectively. Common shares repurchased as part of publicly announced programs during 2025, 2024 and 2023 were as follows:

Year	Number of Shares	Total Amount	Average per Share
2025	1,400	$299,565	$214.03
2024	123	28,198	228.60
2023	373	79,786	213.62
These amounts exclude share repurchases associated with employee equity award exercises and vesting.
Nordson Corporation 60

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Stock-based compensation
During the 2021 Annual Meeting of Shareholders, our shareholders approved the Nordson Corporation 2021 Stock Incentive and Award Plan (the “2021 Plan”) as the successor to the Amended and Restated 2012 Stock Incentive and Award Plan (the "2012 Plan"). The 2021 Plan provides for the granting of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, cash awards and other stock or performance-based incentives. A maximum of 900 common shares were authorized for grant under the 2021 Plan plus the number of shares that were available to be granted under the 2012 Plan, as well as issuable under the CyberOptics equity plan. As of October 31, 2025, a total of 2,081 common shares were available to be granted under the 2021 Plan.
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
The following table summarizes activity related to stock options during 2025:

	Number of Options	Weighted˗Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted˗Average Remaining Term
Outstanding at October 31, 2024	855	$167.26
Granted	60	209.73
Exercised	(93)	107.74
Forfeited or expired	(11)	225.98
Outstanding at October 31, 2025	811	176.40	$48,471	4.3 years
Expected to vest	142	231.36	1,226	7.9 years
Exercisable at October 31, 2025	666	$164.53	$47,221	3.6 years

As of October 31, 2025, there was $5,217 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be amortized over a weighted average period of approximately 2.3 years.
The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2025	2024	2023
Expected volatility	30.3%-31.2%	30.3%-31.7%	30.4%-31.8%
Expected dividend yield	1.51%	1.15%-1.20%	1.12%-1.27%
Risk-free interest rate	4.43%-4.48%	4.22%-4.52%	3.79%-4.21%
Expected life of the option (in years)	5.0-6.3	5.0-6.2	5.0-6.2

Other details regarding stock options as follows:

	2025	2024	2023
Recognized compensation expense before tax	$3,131	$4,616	$6,655
Income tax benefit associated with stock option exercises	$1,734	$4,568	$3,717
Weighted-average expected volatility used to value options granted	30.5%	30.7%	30.6%
Weighted average grant date fair value of stock options granted	$68.11	$79.84	$77.99
Intrinsic value of options exercised	$10,553	$35,620	$23,706
Cash received from the exercise of stock options	$9,014	$31,067	$21,373
Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of United States Treasury issues with terms equal to the expected life of the option being valued.
Nordson Corporation 61

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
As of October 31, 2025, there was no unrecognized compensation cost related to restricted shares. The amount charged to expense related to restricted shares was $0, $0 and $336 in 2025, 2024 and 2023, respectively. These amounts included common share dividends of $0, $0 and $5 in 2025, 2024 and 2023, respectively.
The following table summarizes activity related to restricted share units in 2025:

	Number of Units	Weighted˗Average Grant Date Fair Value
Restricted share units at October 31, 2024	67	$238.83
Granted	52	235.69
Forfeited	(10)	230.72
Vested	(36)	246.22
Restricted share units at October 31, 2025	73	$234.14
As of October 31, 2025, there was $9,289 of remaining expense to be recognized related to outstanding restricted share units, which is expected to be recognized over a weighted average period of 1.8 years.
Other details regarding restricted share units as follows:

	2025	2024	2023
Recognized compensation expense before tax	$9,408	$8,853	$8,765
Income tax benefit associated with of awards vested	$1,252	$1,242	$2,039
Fair value of awards vested	$6,875	$7,332	$9,955
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
The amount of compensation expense is based upon current performance projections and the percentage of the requisite service that has been rendered. The calculations are based upon the grant date fair value which is principally driven by the stock price on the date of grant. As of October 31, 2025, there was $7,850 of unrecognized compensation cost related to performance share incentive awards, which is expected to be recognized over a weighted average period of 1.5 years.

Nordson Corporation 62

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes activity related to performance share units in 2025:

	Number of Units	Weighted˗Average Grant Date Fair Value
Performance share units as October 31,2024	60	$230.26
Granted (1)	33	199.30
Forfeited	(7)	217.34
Performance adjustments (2)	(8)	231.34
Vested	(15)	231.34
Performance share units as October 31, 2025	64	$215.12
(1) Granted at target performance achievement.
(2) Reflects impact of changes in performance relative to target achievement.
Other details regarding performance share incentive awards as follows:

	2025	2024	2023
Recognized compensation expense before tax	$5,875	$5,070	$6,543
Income tax benefit associated with of awards vested	$711	$1,072	$3,020
Fair value of awards vested	$3,376	$6,509	$8,901
Deferred compensation — Our executive officers and other highly compensated employees may elect to defer up to 100 percent of their base pay and cash incentive compensation and, for executive officers, up to 90 percent of their share-based performance incentive award payout each year. Additional share units are credited for quarterly dividends paid on our common shares. Expense related to dividends paid under this plan was $125, $97 and $107 for 2025, 2024 and 2023, respectively.
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
The following table summarizes activity related to director deferred compensation share equivalent units during 2025:

	Number of Shares	Weighted˗Average Grant Date Fair Value Per Share
Outstanding at October 31, 2024	65	$115.66
Restricted stock units vested and deferred fees	6	244.50
Dividend equivalents	1	210.16
Distributions	(2)	77.88
Outstanding at October 31, 2025	70	$130.06
The amount charged to expense related to director deferred compensation was $405, $321 and $309 in 2025, 2024 and 2023, respectively.
Shares reserved for future issuance — At October 31, 2025, there were 1,020 of common shares reserved for future issuance through the exercise of outstanding options or rights.
Nordson Corporation 63

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Operating segments and geographic area data
We conduct business in three primary operating segments.
Industrial Precision Solutions: This segment focuses on delivering proprietary dispensing and processing technology, both standard and highly customized equipment, to diverse end markets. Product lines commonly reduce material consumption, increase line efficiency through precision dispensing and enhance product brand and appearance. Components are used for dispensing adhesives, coatings, paint, finishes, sealants and other materials. This segment primarily serves the industrial, agricultural, consumer durables and non-durables markets.
Medical and Fluid Solutions: This segment includes the Company’s fluid management solutions for medical, high-tech industrial and other diverse end markets. Related plastic tubing, balloons, catheters, syringes, cartridges, tips and fluid connection components are used to dispense or control fluids within customers’ medical devices or products, as well as production processes.
Advanced Technology Solutions: This segment focuses on products serving electronics and consumer non-durable end markets. Advanced Technology Solutions products integrate our proprietary product technologies found in progressive stages of an electronics customer’s production and measurement and control processes, such as surface treatment, precisely controlled dispensing of material and test and inspection to ensure quality and reliability. Applications include, but are not limited to, semiconductors, printed circuit boards, electronic components and automotive electronics, in-line measurement sensors, gauges and analyzers.
Effective November 1, 2024, the MCS division was transferred from the IPS segment to the ATS segment due to an organizational change and determination that the economic and business characteristics of MCS better aligned with the Company’s ATS segment. Our segment reporting reflects this change and prior year financial information was revised to be comparable.
The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker ("CODM"), our President and Chief Executive Officer. The primary measure used by our CODM for purposes of making decisions about allocating resources to the segments and assessing performance was changed in 2025 from segment operating profit (loss) to segment EBITDA, which equals sales less adjusted cost of sales and adjusted selling and administrative expenses plus depreciation. Cost of sales and selling and administrative expenses are adjusted for certain special items such as non-recurring cost reduction activities and acquisition related costs, including intangible asset amortization. The CODM uses segment EBITDA in the annual budgeting and forecasting processes and regularly evaluates segment EBITDA results versus budget, forecast and prior year when making allocation of capital, financial and employee resource decisions.
The accounting policies of the segments are the same as those described in Note 1. There are no intersegment sales. Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive compensation, charitable donations, corporate facilities, and other items that are of a corporate or functional governance nature. Interest expense-net and other income/expense-net are excluded from the measure of segment profitability reviewed by our CODM and are not presented by operating segment.
No single customer accounted for 10 percent or more of sales in 2025, 2024 or 2023.

Nordson Corporation 64

Notes to Consolidated Financial Statements — (Continued)

The following table presents information about our reportable segments, consistent with reporting to our CODM, as further reconciled to consolidated GAAP financial results:

	2025	2024	2023
Sales
Industrial Precision Solutions	$1,331,792	$1,398,912	$1,297,070
Medical and Fluid Solutions	835,385	695,452	660,316
Advanced Technology Solutions	624,510	595,557	671,246
Total segment sales	2,791,687	2,689,921	2,628,632
Adjusted cost of sales
Industrial Precision Solutions	(521,346)	(566,243)	(533,044)
Medical and Fluid Solutions	(419,853)	(344,040)	(325,334)
Advanced Technology Solutions	(297,208)	(279,297)	(332,506)
Total segment adjusted cost of sales	(1,238,407)	(1,189,580)	(1,190,884)
Adjusted selling and administrative expenses
Industrial Precision Solutions	(340,305)	(334,912)	(296,184)
Medical and Fluid Solutions	(136,966)	(117,007)	(108,212)
Advanced Technology Solutions	(187,421)	(193,298)	(201,275)
Total segment adjusted selling and administrative expenses	(664,692)	(645,217)	(605,671)
Depreciation
Industrial Precision Solutions	23,732	23,012	17,353
Medical and Fluid Solutions	33,118	22,148	19,064
Advanced Technology Solutions	6,708	6,219	7,266
Total segment depreciation	63,558	51,379	43,683
EBITDA
Industrial Precision Solutions	493,873	520,769	485,195
Medical and Fluid Solutions	311,684	256,553	245,834
Advanced Technology Solutions	146,589	129,181	144,731
Total segment EBITDA	952,146	906,503	875,760
Inventory step-up amortization	(3,135)	(7,703)	(8,862)
Acquisition related costs	(2,334)	(13,957)	(19,966)
Severance and other	(19,256)	(17,332)	(5,487)
Divestiture and related charges	(12,545)	—	—
Depreciation and amortization	(150,523)	(136,175)	(111,898)
Corporate expenses	(52,628)	(57,335)	(56,786)
Interest expense	(104,156)	(88,924)	(59,505)
Interest and investment income	3,051	4,913	2,680
Other - net	(12,972)	(4,509)	(597)
Income before taxes	$597,648	$585,481	$615,339

Nordson Corporation 65

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about our reportable segments:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
Year ended October 31, 2025
Amortization of intangibles	$28,762	$38,469	$12,033	$—	$79,264
Identifiable assets (1	1,858,974	2,201,528	738,762	1,118,417	5,917,681
Property, plant and equipment expenditures	13,754	30,089	6,227	7,990	58,060
Year ended October 31, 2024
Amortization of intangibles	$28,176	$35,913	$12,883	$—	$76,972
Identifiable assets (1)	1,698,627	2,252,483	864,073	1,185,783	6,000,966
Property, plant and equipment expenditures	16,924	19,533	4,237	23,716	64,410
Year ended October 31, 2023
Amortization of intangibles	$9,731	$35,924	$14,064	$—	$59,719
Identifiable assets (1)	1,732,696	1,532,928	880,675	1,105,471	5,251,770
Property, plant and equipment expenditures	8,854	15,716	4,612	5,401	34,583
(1) Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill. Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities and intangible assets.
We have significant net sales, measured based on their geographic destination, and long-lived assets in the following geographic areas:

	2025	2024	2023
Net external sales
Americas	$1,205,830	$1,178,626	$1,149,760
Europe	722,221	726,100	682,676
Asia Pacific	863,636	785,195	796,196
Total net external sales	$2,791,687	$2,689,921	$2,628,632
Long-lived assets
Americas	$433,123	$465,521	$328,312
Europe	106,122	113,274	109,428
Asia Pacific	55,147	59,432	61,282
Total long-lived assets	$594,392	$638,227	$499,022
Net external sales in the United States were $922,733, $899,421 and $888,405 for 2025, 2024 and 2023, respectively. Long-lived assets include property, plant and equipment - net and operating right of use lease assets. Long-lived assets in the U.S. were $424,845, $447,130 and $310,781 for 2025, 2024 and 2023, respectively.
Note 16 — Supplemental information for the statement of cash flows

	2025	2024	2023
Cash operating activities:
Interest paid	$98,686	$85,966	$54,710
Income taxes paid	147,936	160,122	112,912
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
Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework ("2013 framework"), Nordson’s management assessed the effectiveness of our internal control over financial reporting as of October 31, 2025.
Based on our assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2025.
The independent registered public accounting firm, Ernst & Young LLP, has also audited the effectiveness of our internal control over financial reporting as of October 31, 2025. Ernst & Young LLP's report on Nordson's internal control over financial reporting is included herein.

/s/ Sundaram Nagarajan	/s/ Daniel R. Hopgood
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

December 17, 2025	December 17, 2025

Nordson Corporation 67

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Nordson Corporation’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nordson Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2025, and the related notes and our report dated December 17, 2025 expressed an unqualified opinion thereon.
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
December 17, 2025
Nordson Corporation 68

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nordson Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordson Corporation (the Company) as of October 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 17, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Nordson Corporation 69

Valuation of Goodwill
Description of the Matter
At October 31, 2025, the Company had $3,304,685 thousand of goodwill. As discussed in Note 6 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of August 1, and between annual evaluations if an event occurs or circumstances change that would indicate the fair value of a reporting unit is less than the carrying amount of those assets. The Company performed a quantitative impairment test for all reporting units in fiscal 2025. As part of the quantitative impairment tests, the Company estimated the fair value of each reporting unit using a combination of valuation techniques including the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
Auditing management’s annual goodwill impairment assessment relating to goodwill was complex due to the use of valuation methodologies in the determination of the estimated fair values of the reporting units.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management's review of the valuation methodology and models, including sensitivities performed on the related inputs, such as revenue growth rates, operating margins and discount rates, to understand their impact on the related fair value estimates.
To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the completeness and accuracy of the underlying data utilized in the models. We involved our internal valuation specialists in assessing the fair value methodologies applied. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of inputs to the models, such as revenue growth rates, operating margins and discount rates, to evaluate the changes in the fair value of the reporting units that would result from changes in the inputs. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1956.
Cleveland, Ohio
December 17, 2025
Nordson Corporation 70

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. Our management, with the participation of the principal executive officer (president and chief executive officer) and the principal financial officer (executive vice president and chief financial officer), has reviewed and evaluated our disclosure controls and procedures (as defined in Rule 13a-15 under Securities Exchange Act of 1934 (the "Exchange Act")) as of October 31, 2025. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of October 31, 2025 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s report on internal control over financial reporting. The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42) thereon are set forth in Item 8 of this annual report and are incorporated by reference.
(c)Changes in internal control over reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
During the quarter ended October 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Nordson Corporation 71

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference to the captions "Proposal 1: Election of Directors" and "Security Ownership of Nordson Common Shares by Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” of our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders. Information regarding the Audit Committee and Audit Committee financial experts is incorporated by reference to the caption "Committees of the Board of Directors" of our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.
Our executive officers serve for a term of one year from date of election to the next organizational meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation or removal. Information concerning executive officers is contained in Part I of this annual report under the caption "Information about Our Executive Officers."
The information required by this item regarding our insider trading policy and procedures is incorporated by reference to the information contained under the caption "Insider Trading, Anti-Hedging/Anti-Pledging Policy" in our definitive proxy statement for the 2026 Annual Meeting of Shareholders.
We have adopted a Code of Ethics and Business Conduct (the "Code") for all employees and directors, including the principal executive officer, principal financial officer, principal accounting officer, other executive officers and other finance personnel. A copy of the Code is available free of charge on our website at https://www.nordson.com/en/about-us/corporate-responsibility/code-of-ethics. We intend to satisfy our disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver of a provision of our Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website.
Item 11.  Executive Compensation
The information required by this Item is incorporated by reference to the “Executive Compensation Discussion and Analysis” section of the definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, along with the sections captioned "Directors Compensation," "Summary Compensation for Fiscal Year 2025," "Grants of Plan-Based Awards," "Outstanding Equity Awards at October 31, 2025," "Stock Option Exercises and Stock Vested Tables," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Benefits Upon Termination or Change of Control," "CEO Pay Ratio," "Risks Related to Executive Compensation Policies and Practices" and "Compensation Committee Report" in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the caption “Security Ownership of Nordson Common Shares by Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.
Nordson Corporation 72

Equity Compensation Plan Information
The following table sets forth (in whole shares) information regarding equity compensation plans in effect as of October 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first reporting column) (3)
Equity compensation plans approved by security holders	1,167,137	$176.40	2,081,411
Equity compensation plans not approved by security holders	—	—	—
Total	1,167,137	$176.40	2,081,411
(1) The number of shares reported may overstate dilution due to the inclusion of performance-based awards at their maximum payout level.
(2) Full value equity awards such as performance share incentive awards are not taken into account in the weighted-average price, as such awards have no exercise price.
(3) As of October 31, 2025, includes shares available for future issuance under the 2021 Plan, including for awards other than options, warrants and rights.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the captions "Corporate Governance—Director Independence" and "Corporate Governance—Review and Approval of Transactions with Related Persons" in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 14.  Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the caption "Proposal 2: Ratify the Appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending October 31, 2026—Fees Paid to Ernst & Young LLP" and the caption "Proposal 2: Ratify the Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Audit and Non-Audit Services" in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders.
Nordson Corporation 73

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following are filed as part of this annual report:
(a) 1. Financial Statements
The following financial statements are included in Part II, Item 8:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2025
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2025
Consolidated Balance Sheets as of October 31, 2025 and October 31, 2024
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended October 31, 2025
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2025
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP, PCAOB ID: 42)
(a) 2. Financial Statement Schedules
None.
Other schedules have not been included because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.
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
(4)	Instruments Defining the Rights of Security Holders, including indentures
4-a
Description of Nordson Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4-a to Registrant's Annual Report on Form 10-K for the year ended October 31, 2019)

4-b
Master Note Purchase Agreement dated July 28, 2015 between Nordson Corporation and the purchasers listed therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015)

4-c
Master Note Purchase Agreement, dated as of June 22, 2018, by and among Nordson Corporation and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2018)

4-d
Indenture, dated September 13, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 13, 2023).

4-e
First Supplemental Indenture, dated September 13, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, to the Indenture dated September 13, 2023 (incorporated herein by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated September 13, 2023).

4-f
Second Supplemental Indenture, dated September 9, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, to the Indenture dated September 13, 2023 (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated September 9, 2024).

4-g
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
10-a-1
Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-b-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-a-2
First Amendment to the Nordson Corporation 2005 Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016)*

10-b-1
Form of Indemnity Agreement between the Registrant and Directors, effective November 1, 2016 (incorporated herein by reference to Exhibit 10-c-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

10-b-2
Form of Indemnity Agreement between the Registrant and Executive Officers, effective November 1, 2016 (incorporated herein by reference to Exhibit 10-c-2 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

10-c
Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*

Nordson Corporation 75

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
10-c-1
First Amendment to Restated Nordson Corporation Excess Defined Contribution Retirement Plan (incorporated herein by reference to Exhibit 10-d-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2018)*

10-c-2
Nordson Corporation 2005 Excess Defined Contribution Retirement Plan (as Amended and Restated Effective January 1, 2009) (incorporated herein by reference to Exhibit 10-d-3 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-d	Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-e to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009)*
10-d-1
First Amendment to Nordson Corporation Excess Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10-f-1 to Registrant’s Annual Report on Form 10-K for the year ended October 29, 2000)*

10-d-2
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

10-d-4
Nordson Corporation 2005 Excess Defined Benefit Pension Plan (First Amendment Effective July 9, 2009) (incorporated by reference to Exhibit 10-e-4 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2021)*

10-d-5
Nordson Corporation 2005 Excess Defined Benefit Pension Plan (Second Amendment Effective July 1, 2021) (incorporated by reference to Exhibit 10-e-5 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2021)*

10-e-1
Amended and Restated Nordson Corporation 2004 Long-Term Performance Plan (incorporated herein by reference to Exhibit 10-g-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-e-2	Nordson Corporation Amended and Restated 2012 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 2, 2018)*
10-e-3
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

10-e-5
Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-5 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-e-6
Nordson Corporation 2012 Stock Incentive and Award Plan, Directors’ Deferred Compensation Sub-Plan, Form of Notice of Award (incorporated herein by reference to Exhibit 10-g-6 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2013)*

10-e-7
Amended and Restated Nordson Corporation Directors’ Deferred Compensation Sub-Plan (incorporated herein by reference to Exhibit 10-g-7 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2017)*

10-e-8	Nordson Corporation 2021 Stock Incentive and Award Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 2, 2021)*
10-e-9
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Award - Key Employees (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 19, 2021)*

10-e-10
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Award - Executive Officers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 19, 2021)*

10-f
Assurance Trust Agreement between Nordson Corporation and Key Trust Company of Ohio, N.A. amended and restated as of January 22, 2014 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014)*

10-g
Form of Change in Control Retention Agreement between the Registrant and Executive Officers (incorporated herein by reference to Exhibit 10-h-1 to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2014)*

10-h
Compensation Committee Rules of the Nordson Corporation Amended and Restated Nordson Corporation 2004 Long Term Performance Plan governing directors’ deferred compensation (incorporated herein by reference to Exhibit 10-j to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)*

10-i
Amended and Restated Term Loan Agreement, dated April 30, 2019, among Nordson Corporation, various financial institutions named therein, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated May 6, 2019)**

Nordson Corporation 76

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
10-j
Employment Agreement, effective as of August 1, 2019, between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 14, 2019)*

10-k
Change-in-Control Retention Agreement between Nordson Corporation and Sundaram Nagarajan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 14, 2019)*

10-l
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Options Award (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated February 23, 2023)*

10-m
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Units Award (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q dated February 23, 2023)*

10-n
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Units Award (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q dated February 23, 2023)*

10-o
Term Loan Agreement, dated as of January 18, 2023, by and among Nordson Corporation and Nordson Engineering GmbH, as Borrowers, and the Lenders party thereto and PNC Bank, as Administrative Agent, and PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated January 23, 2023)

10-p
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
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Stock Option Award (incorporated by reference to Exhibit 10-u to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-r
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Unit Award (incorporated by reference to Exhibit 10-v to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-s
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Performance Share Unit Award (incorporated by reference to Exhibit 10-w to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-t
Nordson Corporation 2021 Stock Incentive and Award Plan, Form of Notice of Restricted Share Unit Award with cliff vesting (incorporated by reference to Exhibit 10-x to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)*

10-u
Separation Agreement between Stephen Lovass and Nordson Corporation, effective June 1, 2025 (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q dated August 21, 2025)

10-v	Nordson Corporation Executive Severance Policy, effective November 1, 2025*
(19)	Nordson Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2024)*
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Nordson Corporation Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Registrant's Annual Report on Form 10-K for the year ended October 31, 2023)
99-a	Form S-8 Undertakings (incorporated herein by reference to Exhibit 99-a to Registrant’s Annual Report on Form 10-K for the year ended October 31, 2016)

Nordson Corporation 77

NORDSON CORPORATION
Index to Exhibits

Exhibit Number	Description
101
The following financial information from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2025, formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income for the years ended October 31, 2025, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended October 31, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets at October 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended October 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the years ended October 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Nordson Corporation’s Annual Report on Form 10-K for the year ended October 31, 2025, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).
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

NORDSON CORPORATION

Date: December 17, 2025	By:	/s/ Joseph Rutledge
Joseph Rutledge
Chief Accounting Officer

Nordson Corporation 78

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel R. Hopgood and Joseph Rutledge as his or her true and lawful attorney-in-fact and agent with full power to act alone, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Sundaram Nagarajan	Director, President and Chief Executive Officer (Principal Executive Officer)	December 17, 2025
Sundaram Nagarajan

/s/ Daniel R. Hopgood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2025
Daniel R. Hopgood

/s/ Joseph Rutledge	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 17, 2025
Joseph Rutledge

/s/ Victor L. Richey, Jr.	Chair of the Board	December 17, 2025
Victor L. Richey, Jr.

/s/ Annette Clayton	Director	December 17, 2025
Annette Clayton

/s/ Dr. John A. DeFord	Director	December 17, 2025
Dr. John A. DeFord

/s/ Frank M. Jaehnert	Director	December 17, 2025
Frank M. Jaehnert

/s/ Ginger M. Jones	Director	December 17, 2025
Ginger M. Jones

/s/ Christopher L. Mapes	Director	December 17, 2025
Christopher L. Mapes

/s/ Michael J. Merriman, Jr.	Director	December 17, 2025
Michael J. Merriman, Jr.

/s/ Milton M. Morris	Director	December 17, 2025
Milton M. Morris

/s/ Jennifer A. Parmentier	Director	December 17, 2025
Jennifer A. Parmentier

Nordson Corporation 79