Form 10-Q
period 2026-01-31
NORDSON CORP
filed 2026-02-19
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of February 18, 2026:  55,783,598

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except for per share data)	January 31, 2026	January 31, 2025
Sales	$669,461	$615,420
Cost of sales	303,339	279,524
Selling and administrative expenses	199,717	194,949
Operating profit	166,405	140,947
Interest expense	(23,131)	(26,559)
Interest and investment income	390	941
Other income - net	20,837	1,526
Income before income taxes	164,501	116,855
Income tax expense	31,119	22,203
Net income	$133,382	$94,652
Average common shares	55,789	57,129
Incremental common shares attributable to equity compensation	338	357
Average common shares and common share equivalents	56,127	57,486
Basic earnings per share	$2.39	$1.66
Diluted earnings per share	$2.38	$1.65
See accompanying notes.

Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	January 31, 2026	January 31, 2025
Net income	$133,382	$94,652
Components of other comprehensive income (loss), net of tax:
Foreign currency translation and related hedging adjustments	42,959	(51,679)
Pension and postretirement benefit plans	295	512
Total other comprehensive income	43,254	(51,167)

Total comprehensive income	$176,636	$43,485
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	January 31, 2026	October 31, 2025
Cash and cash equivalents	$120,392	$108,442
Receivables - net	571,583	587,843
Inventories - net	451,138	444,814
Prepaid expenses and other current assets	108,558	101,752
Total current assets	1,251,671	1,242,851
Goodwill	3,332,244	3,304,685
Intangible assets - net	671,456	681,587
Property, plant and equipment - net	521,508	516,914
Operating right of use lease assets	69,758	77,478
Deferred income taxes	11,320	11,246
Other assets	102,965	82,920
	$5,960,922	$5,917,681

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$54,312	$315,000
Accrued liabilities	182,964	229,095
Accounts payable	117,708	121,006
Customer advanced payments	47,783	44,009
Income taxes payable	35,060	25,856
Operating lease liability - current	16,238	17,402
Finance lease liability - current	5,984	5,892
Total current liabilities	460,049	758,260
Long-term debt	1,943,182	1,681,254
Deferred income taxes	194,321	192,186
Operating lease liability - noncurrent	56,747	64,451
Postretirement obligations	43,548	43,786
Pension obligations	44,903	43,205
Finance lease liability - noncurrent	8,210	8,359
Other long-term liabilities	97,856	82,609
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	762,137	740,789
Retained earnings	4,688,200	4,600,604
Accumulated other comprehensive loss	(57,203)	(100,457)
Common shares in treasury, at cost	(2,293,281)	(2,209,618)
Total shareholders' equity	3,112,106	3,043,571
	$5,960,922	$5,917,681
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Three Months Ended January 31, 2026
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2025	$12,253	$740,789	$4,600,604	$(100,457)	$(2,209,618)	$3,043,571
Shares issued under company stock and employee benefit plans	—	16,457	—	—	2,338	18,795
Stock-based compensation	—	4,891	—	—	—	4,891
Purchase of treasury shares	—	—	—	—	(86,001)	(86,001)
Dividends declared ($0.82 per share)	—	—	(45,786)	—	—	(45,786)
Net income	—	—	133,382	—	—	133,382
Other comprehensive income	—	—	—	43,254	—	43,254
January 31, 2026	$12,253	$762,137	$4,688,200	$(57,203)	$(2,293,281)	$3,112,106

	Three Months Ended January 31, 2025
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	349	—	—	652	1,001
Stock-based compensation	—	4,633	—	—	—	4,633
Purchase of treasury shares	—	—	—	—	(60,098)	(60,098)
Dividends declared ($0.78 per share)	—	—	(44,602)	—	—	(44,602)
Net income	—	—	94,652	—	—	94,652
Other comprehensive loss	—	—	—	(51,167)	—	(51,167)
January 31, 2025	$12,253	$719,073	$4,345,249	$(236,007)	$(1,963,957)	$2,876,611
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Three Months Ended
Cash flows from operating activities:	January 31, 2026	January 31, 2025
Net income	$133,382	$94,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,585	37,031
Non-cash stock compensation	4,891	4,633
Deferred income taxes	5,620	(2,223)
Other non-cash (income) expense	(21,410)	584
(Gain) loss on sale of property, plant and equipment	(776)	166
Changes in operating assets and liabilities and other	(17,864)	24,279
Net cash provided by operating activities	140,428	159,122
Cash flows from investing activities:
Additions to property, plant and equipment	(17,513)	(21,399)
Proceeds from sale of property, plant and equipment	1,103	298
Other	(1,261)	6,825
Net cash used in investing activities	(17,671)	(14,276)
Cash flows from financing activities:
Proceeds from issuance of debt	267,360	1,655
Repayment of debt	(264,993)	(24,218)
Repayment of finance lease obligations	(1,616)	(1,320)
Issuance of common shares	18,795	1,001
Purchase of treasury shares	(86,001)	(60,098)
Dividends paid	(45,786)	(44,602)
Net cash used in financing activities	(112,241)	(127,582)

Effect of exchange rate changes on cash	1,434	(2,792)
Increase in cash and cash equivalents	11,950	14,472
Cash and cash equivalents at beginning of period	108,442	115,952
Cash and cash equivalents at end of period	$120,392	$130,424
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2026
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of January 31, 2026 and October 31, 2025 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material as of January 31, 2026 and October 31, 2025. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for the periods ended January 31, 2026 and October 31, 2025.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 73 and 193 common shares were excluded from the calculation of diluted earnings per share for the three months ended January 31, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
Recently issued accounting standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 is to be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted the guidance of ASU 2023-07 during the fourth quarter of 2025. See Operating Segments Note.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring specific disclosure in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2026 in its Annual Report on Form 10-K for the year ending October 31, 2026.
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

Nordson Corporation
in nature with a majority of receivables outstanding less than 90 days. Accounts receivable balances are written-off against the allowance if deemed uncollectible.
Accounts receivable are net of an allowance for credit losses of $6,504 and $7,408 on January 31, 2026 and October 31, 2025, respectively. Provision income was $589 for the three months ended January 31, 2026 compared to provision income of $382 for the three months ended January 31, 2025. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories
Components of inventories were as follows:

	January 31, 2026	October 31, 2025
Finished goods	$243,587	$234,710
Raw materials and component parts	227,554	230,907
Work-in-process	61,504	57,306
	532,645	522,923
Obsolescence and other reserves	(81,507)	(78,109)
	$451,138	$444,814
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	January 31, 2026	October 31, 2025
Land	$32,761	$32,579
Land improvements	4,939	4,914
Buildings	363,125	360,038
Machinery and equipment	690,721	682,093
Enterprise management system	53,694	53,694
Construction-in-progress	40,298	29,522
Leased property under finance leases	28,656	27,680
	1,214,194	1,190,520
Accumulated depreciation	(692,686)	(673,606)
	$521,508	$516,914
Depreciation expense was $17,016 and $17,720 for the three months ended January 31, 2026 and 2025, respectively.
Goodwill and other intangible assets
Our reporting units are the same as our reportable operating segments, Industrial Precision Solutions ("IPS"), Medical and Fluid Solutions ("MFS"), and the Advanced Technology Solutions ("ATS") segments. Changes in the carrying amount of goodwill for the three months ended January 31, 2026 by operating segment:

	IPS	MFS	ATS	Total
Balance at October 31, 2025	$1,210,366	$1,647,468	$446,851	$3,304,685
Currency effect	23,125	1,163	3,271	27,559
Balance at January 31, 2026	$1,233,491	$1,648,631	$450,122	$3,332,244

Nordson Corporation
Information regarding intangible assets subject to amortization:

	January 31, 2026
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$910,541	$405,243	$505,298
Patent/technology costs	237,558	162,588	74,970
Trade name	170,403	79,215	91,188
Non-compete agreements	8,686	8,686	—
Other	921	921	—
Total	$1,328,109	$656,653	$671,456

	October 31, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$899,402	$390,751	$508,651
Patent/technology costs	235,255	155,865	79,390
Trade name	169,127	75,581	93,546
Non-compete agreements	8,596	8,596	—
Other	929	929	—
Total	$1,313,309	$631,722	$681,587
Amortization expense for the three months ended January 31, 2026 and 2025 was $19,569 and $19,311, respectively.
Pension and other postretirement plans
The components of net periodic pension costs for the three months ended January 31, 2026 and 2025 were:

	U.S.		International
	2026	2025	2026	2025
Service cost	$2,062	$2,531	$133	$232
Interest cost	4,580	4,691	604	623
Expected return on plan assets	(6,645)	(6,609)	(547)	(638)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial (gain) loss	1,051	474	(86)	(67)
Total benefit cost	$1,048	$1,087	$102	$148

The components of other postretirement benefit costs, for plans in the United States, for the three months ended January 31, 2026 and 2025:

	2026	2025
Service cost	$35	$59
Interest cost	522	650
Amortization of net actuarial gain	(413)	(126)
Total benefit cost	$144	$583
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other – net in our Condensed Consolidated Statements of Income.

Nordson Corporation
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended January 31, 2026 and 2025 was 18.9% and 19.0%, respectively. The effective tax rate for the three months ended January 31, 2026 was lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law in the United States. The OBBBA includes significant tax law changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. While several provisions under the OBBBA begin to take effect during the Company’s fiscal year ended October 31, 2026, the OBBBA did not have a material impact on the Company’s consolidated financial statements in the three months ended January 31, 2026. The Company will continue to assess the impact of the OBBBA for the year ending October 31, 2026. The OBBBA is not expected to have a material impact on the effective tax rate.
Accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (AOCI) consisted of:

	Cumulative translation and related hedging instruments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2025 (1)	$(50,518)	$(49,939)	$(100,457)
Other comprehensive income before reclassification adjustments	36,775	(131)	36,644
Reclassifications from AOCI to Statement of Income (2)	—	550	550
Tax impact	6,184	(124)	6,060
Balance at January 31, 2026 (1)	$(7,559)	$(49,644)	$(57,203)
(1) Amounts net of tax.
(2) Included in the computation of net periodic cost (benefit) which is included in Other - net in our Consolidated Statements of Income. See Pension and other postretirement plans Note.
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
Following is a reconciliation of the product warranty liability for the three months ended January 31, 2026 and 2025:

	2026	2025
Beginning balance at October 31	$13,900	$13,538
Accruals for warranties	3,022	1,596
Warranty payments	(2,854)	(2,856)
Currency adjustments	233	(351)
Ending balance	$14,301	$11,927

Nordson Corporation
Operating segments
We conduct business in three primary operating segments:
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
The composition of segments and measure of segment profitability is consistent with that used by our chief operating decision maker ("CODM"), our President and Chief Executive Officer. The primary measure used by our CODM for purposes of making decisions about allocating resources to the segments and assessing performance is segment EBITDA, which equals sales less adjusted cost of sales and adjusted selling and administrative expenses plus depreciation. Cost of sales and selling and administrative expenses are adjusted for certain special items such as non-recurring cost reduction activities and acquisition related costs, including intangible asset amortization. The CODM uses segment EBITDA in the annual budgeting and forecasting processes and regularly evaluates segment EBITDA results versus budget, forecast and prior year when making allocation of capital, financial and employee resource decisions.
The accounting policies of the segments are the same as those described in our Significant accounting policies Note. There are no intersegment sales. Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive compensation, charitable donations, corporate facilities, and other items that are of a corporate or functional governance nature. Interest expense-net and other income/expense-net are excluded from the measure of segment profitability reviewed by our CODM and are not presented by operating segment.

Nordson Corporation
The following table presents information about our reportable segments as further reconciled to consolidated GAAP financial results:

	Three Months Ended
	January 31, 2026	January 31, 2025
Sales
Industrial Precision Solutions	$326,861	$300,448
Medical and Fluid Solutions	193,183	193,609
Advanced Technology Solutions	149,417	121,363
Total segment sales	669,461	615,420
Adjusted cost of sales
Industrial Precision Solutions	(134,755)	(113,147)
Medical and Fluid Solutions	(96,555)	(103,369)
Advanced Technology Solutions	(72,029)	(54,859)
Total segment adjusted cost of sales	(303,339)	(271,375)
Adjusted selling and administrative expenses
Industrial Precision Solutions	(87,750)	(80,169)
Medical and Fluid Solutions	(34,261)	(34,612)
Advanced Technology Solutions	(46,375)	(45,317)
Total segment adjusted selling and administrative expenses	(168,386)	(160,098)
Depreciation
Industrial Precision Solutions	5,955	5,644
Medical and Fluid Solutions	7,840	8,704
Advanced Technology Solutions	1,587	1,584
Total segment depreciation	15,382	15,932
EBITDA
Industrial Precision Solutions	110,311	112,776
Medical and Fluid Solutions	70,206	64,332
Advanced Technology Solutions	32,600	22,771
Total segment EBITDA	213,117	199,879
Inventory step-up amortization	—	(3,135)
Acquisition related costs	—	(1,030)
Severance and other	—	(5,961)
Depreciation and amortization	(36,585)	(37,030)
Corporate expenses	(10,127)	(11,776)
Interest expense	(23,131)	(26,559)
Interest and investment income	390	941
Other - net	20,837	1,526
Income before taxes	$164,501	$116,855

Nordson Corporation
The following table presents additional information about our reportable segments for the three months ended or period ended:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
January 31, 2026
Amortization of intangibles	$7,520	$9,671	$2,378	$—	$19,569
Identifiable assets (1)	1,881,578	2,187,997	747,941	1,143,406	5,960,922
Property, plant and equipment expenditures	3,265	5,325	8,717	206	17,513
January 31, 2025
Amortization of intangibles	$6,810	$9,437	$3,064	$—	$19,311
Identifiable assets (1)	1,737,555	2,240,225	734,046	1,159,700	5,871,526
Property, plant and equipment expenditures	5,070	9,330	2,124	4,875	21,399
(1) Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill. Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities and intangible assets.
We had significant net sales, measured based on their geographic destination, and long-lived assets in the following geographic areas:

	January 31, 2026	January 31, 2025
Net external sales for three months ended
Americas	$261,930	$267,836
Europe	182,461	167,762
Asia Pacific	225,070	179,822
Total net external sales	$669,461	$615,420
Long-lived assets
Americas	$421,462	$465,600
Europe	108,566	103,813
Asia Pacific	61,238	56,849
Total long-lived assets	$591,266	$626,262
Net external sales in the United States were $198,523 for the three months ended January 31, 2026 and $208,820 for the three months ended January 31, 2025. Long-lived assets include property, plant and equipment - net and operating right of use lease assets. Long-lived assets in the U.S. were $412,713 and $450,029 as of January 31, 2026 and 2025, respectively.
Investments
The Company holds minority interests in certain companies that do not have readily determinable fair values. For each qualifying investment, the Company elects the measurement alternative under ASC 321, initially recognizing the investment at cost and subsequently adjusting the carrying amount for (i) impairment, and (ii) observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments subject to the measurement alternative are classified in Other assets on the Consolidated Balance Sheets and were $7,335 and $13,996, at January 31, 2026 and October 31, 2025, respectively. Adjustments (upward or downward) and impairment losses, if any, are recognized in earnings within Other-net and were not material for fiscal 2026 and 2025. If a readily determinable fair value for the investments subsequently becomes available, we will be required to record the investment at fair value with any unrealized gains or losses being recognized in earnings each period.
In December 2025, one of the Company's minority interest investments was publicly listed on a foreign stock exchange. The fair value of this investment is included in Other assets on the Consolidated Balance Sheets and was $29,238 as of January 31, 2026. The unrealized gain of $22,238 for the three months ended January 31, 2026 was included in Other-net in the Condensed Consolidated Statements of Income. Nordson is contractually restricted from selling any shares in this investment until December 2028 and there are no circumstances that could cause this restriction to lapse earlier.

Nordson Corporation
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

January 31, 2026	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(59,465)	$—	$(59,465)	$—
Deferred compensation plans (2)	(13,356)	—	(13,356)	—
Minority interest investment (3)	29,238	29,238	—	—

October 31, 2025	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(55,367)	$—	$(55,367)	$—
Deferred compensation plans (2)	(11,885)	—	(11,885)	—
(1) Derivative contracts are valued using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. Refer to Derivative financial instruments note for balance sheet classification of derivatives.
(2) Executive officers and other highly compensated employees may defer up to 100% of their salary and annual cash incentive compensation and for executive officers, up to 90% of their long-term incentive compensation, into various non-qualified deferred compensation plans. Deferrals can be allocated to various market performance measurement funds. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying measurement funds.
(3) Refer to Investments note for additional details.
The carrying amounts and fair values of financial instruments, other than cash and cash equivalents, receivables and accounts payable are shown in the table below. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

	January 31, 2026		October 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,984,051	$2,041,426	$1,996,254	$2,038,869
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
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of January 31, 2026 and 2025, there were no significant concentrations of credit risk.

Nordson Corporation
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
Fair Value Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate liabilities due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate ("SOFR"), with the objective of minimizing the cost of borrowed funds. The Company's interest rate swaps involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments without the exchange of the underlying notional amount.
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
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$9,131	$309,131
The following table provides information regarding the balance sheet and income statement impacts of the Company's derivatives:

January 31, 2026	Notional Amount $	Prepaid and other current assets	Other assets	Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$928,098	$3,839	$—	$10,041	$75,583	Net investment
Interest rate swap	300,000	1,396	7,735	—	—	Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,036,125	14,704	—	1,515	—
Total		$19,939	$7,735	$11,556	$75,583

Nordson Corporation

October 31, 2025	Notional Amount $	Prepaid and other current assets		Other assets		Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$863,904	$5,937	$73	$—	$10,675	$676	$61,725	Net investment
Interest rate swap	300,000	1,133		10,353		—	—	Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,137,956	4,961		—		15,350	—
Total		$12,031		$10,353		$16,026	$61,725

	Gain (Loss) Recognized		Location
	January 31, 2026	January 31, 2025
Derivatives designated as hedges:
Interest rate swaps	$(2,355)	$2,986	Interest expense
Hedged item	$2,355	$(2,986)	Interest expense

Cross-currency swap - interest component	$3,628	$3,737	Interest expense
Cross-currency swap - effective portion	$(26,560)	$37,038	Cumulative translation

Derivatives not designated as hedges
Foreign currency forward contracts	$23,579	$(4,363)	Other-net
Foreign currency balance sheet remeasurement	$(25,873)	$4,694	Other-net
Long-term debt
A summary of long-term debt is as follows:

	January 31, 2026	October 31, 2025
Notes Payable	$4,312	$—
Revolving credit agreement, due 2031	400,000	—
Revolving credit agreement, due 2028	—	135,000
Term loan due 2026	—	265,000
Senior notes, due 2026-2027	20,000	20,000
Senior notes, due 2026-2030	130,000	130,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	2,004,312	2,000,000
Less current maturities	54,312	315,000
Less unamortized debt issuance costs	13,978	13,167
Less bond discounts	1,971	2,065
Plus impact of interest rate swaps	9,131	11,486
Long-term maturities	$1,943,182	$1,681,254

Nordson Corporation
Revolving credit agreement — In January 2026, we entered into a $1,200,000 senior unsecured multicurrency revolving credit facility with a group of banks, maturing in January 2031 (the “Revolving Credit Agreement”), which amended and restated the Company’s previous unsecured senior credit agreement, dated June 6, 2023, that included a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $922,500, maturing in June 2028. The Company borrowed and had $400,000 outstanding on the Revolving Credit Agreement as of January 31, 2026. The Revolving Credit Agreement permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Japanese Yen, and each other currency approved by the Revolving Agent and the Revolving Credit Banks (each as defined in the Revolving Credit Agreement). Loans under the Revolving Credit Agreement bear interest at the sum of (i) either a base rate or, depending on the currency, a SOFR rate, EURIBOR rate, TIBOR rate, SORA rate, SONIA rate or SARON rate (each as defined in the Revolving Credit Agreement) plus (ii) an applicable margin. The applicable margin is based on either the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or then current Debt Rating (as defined in the Revolving Credit Agreement). The weighted-average interest rate at January 31, 2026 was 4.69%.
Senior notes, due 2026-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 0.99 years. The weighted-average interest rate at January 31, 2026 was 3.19%.
Senior notes, due 2026-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.39 years. The weighted-average interest rate at January 31, 2026 was 4.08%.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering of $350,000 aggregate principal amount of 5.600% Notes due 2028 and $500,000 aggregate principal amount of 5.800% Notes due 2033.
4.500% Notes due 2029 — In September 2024, we completed an underwritten public offering of $600,000 aggregate principal amount of 4.500% Notes due 2029.
We were in compliance with all covenants at January 31, 2026, and the amount we could borrow would not have been limited by any debt covenants.
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
As of January 31, 2026, we had approximately 8,200 employees worldwide. We have principal manufacturing operations and sources of supply in the United States, the People’s Republic of China, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
Critical Accounting Policies and Estimates
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2025 (the "2025 Form 10-K"). There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended October 31, 2025.
Results of Operations
Below is a detailed comparison of our results of operations for the three months ended January 31, 2026 and January 31, 2025.
As used throughout this Quarterly Report on Form 10-Q, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the three months ended January 31, 2026 and January 31, 2025 were as follows:

	Three Months Ended
(In thousands except for per-share amounts)	January 31, 2026	January 31, 2025	Change
Sales	$669,461	$615,420	8.8%
Cost of sales	303,339	279,524	8.5%
Gross margin	366,122	335,896	9.0%
Gross margin %	54.7%	54.6%	0.1%
Selling and administrative expenses	199,717	194,949	2.4%
Operating profit	166,405	140,947	18.1%
Interest expense - net	(22,741)	(25,618)	(11.2)%
Other income - net	20,837	1,526	1265.5%
Income before income taxes	164,501	116,855	40.8%
Income tax expense	31,119	22,203	40.2%
Net income	$133,382	$94,652	40.9%

Nordson Corporation
Net Sales
Net sales for the IPS, MFS and ATS segments were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jan 31, 2026	% of Total	Jan 31, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$326,861	48.8%	$300,448	48.8%	3.2%	—%	5.6%	8.8%
MFS	193,183	28.9%	193,609	31.5%	2.7%	(4.3)%	1.4%	(0.2)%
ATS	149,417	22.3%	121,363	19.7%	20.7%	—%	2.4%	23.1%
Total	$669,461		$615,420		6.5%	(1.4)%	3.7%	8.8%
The IPS organic sales increase of 3.2 percent was driven by balanced growth across most product lines, with particular strength in Asia Pacific markets. MFS organic sales increased 2.7 percent driven by growth in fluid solutions product lines. The ATS organic sales increase of 20.7 percent was driven by ongoing growth in electronics dispense and recovering demand for x-ray systems.
Net Sales by region were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jan 31, 2026	% of Total	Jan 31, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
Americas	$261,930	39.1%	$267,836	43.5%	(0.4)%	(2.9)%	1.1%	(2.2)%
Europe	182,461	27.3%	167,762	27.3%	(0.3)%	(0.2)%	9.3%	8.8%
Asia Pacific	225,070	33.6%	179,822	29.2%	23.2%	—%	2.0%	25.2%
Total	$669,461		$615,420		6.5%	(1.4)%	3.7%	8.8%
Gross profit and Selling and administrative expenses
Gross margins were 54.7 percent and 54.6 percent for the three months ended January 31, 2026 and January 31, 2025, respectively. Selling and administrative expenses increased in support of higher sales but declined as a percentage of sales.
Profit
Segment EBITDA for the IPS, MFS and ATS segments and a reconciliation to consolidated operating profit were as follows for the three months ended January 31, 2026 and January 31, 2025, respectively:

	Three Months Ended
	Jan 31, 2026	% of Sales	Jan 31, 2025	% of Sales	% of Sales Change
Industrial precision solutions	$110,311	33.7%	$112,776	37.5%	(3.8)%
Medical and fluid solutions	70,206	36.3%	64,332	33.2%	3.1%
Advanced technology solutions	32,600	21.8%	22,771	18.8%	3.0%
Total segment EBITDA	213,117	31.8%	199,879	32.5%	(0.7)%
Inventory step-up amortization	—		(3,135)
Acquisition costs	—		(1,030)
Severance and other	—		(5,961)
Depreciation and amortization	(36,585)		(37,030)
Corporate expenses	(10,127)		(11,776)
Operating profit	$166,405		$140,947

Segment EBITDA for IPS decreased 380 basis points despite higher sales due to unfavorable product and geographic mix. Segment EBITDA for MFS increased 310 basis points due to favorable mix from divestiture of the contract manufacturing business and strong incremental performance on organic sales growth. Segment EBITDA for ATS increased 300 basis points driven by robust sales growth and controlled selling and administrative expenses.
Consolidated operating profit increased in 2026 compared to 2025 due to the overall increase in segment EBITDA and lower corporate expenses as well as the absence of severance, acquisition and related inventory step-up amortization costs in 2026.

Nordson Corporation
Interest expense and Other expenses
Interest expense for the three months ended January 31, 2026 was $23,131, compared to $26,559 in the comparable period of 2025. The decrease, compared to the prior year period, was primarily due to lower average debt levels. Other income for the three months ended January 31, 2026 was $20,837 compared to $1,526 in the comparable period of 2025. Included in Other income for the three months ended January 31, 2026 was an unrealized gains on minority investment of $22,238, pension and postretirement income of $936 and $2,294 of foreign currency losses. Other income for the three months ended January 31, 2025 included pension and postretirement income of $1,015 and $331 in foreign currency gains.
Income Tax Expense
Income tax expense was $31,119, or 18.9% of pre-tax income, for the three months ended January 31, 2026, as compared to $22,203, or 19.0% of pre-tax income for the three months ended January 31, 2025.
Net Income
Net income was $133,382, or $2.38 per diluted share, for the three months ended January 31, 2026, compared to net income of $94,652, or $1.65 per diluted share, in the same period of 2025. This represented a 40.9 percent increase in net income and a 44.2 percent increase in diluted earnings per share. The increase of $0.73 per diluted share was driven by higher operating profit, lower interest expense, higher other income from the unrealized gain on minority investment and the benefit of share repurchases.
Financial Condition
Liquidity and Capital Resources
Cash and cash equivalents increased $11,950 during the three months ended January 31, 2026. Approximately 74 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of January 31, 2026.
A comparison of cash flow changes for the three months ended January 31, 2026 to the three months ended January 31, 2025 is as follows:

	Three Months Ended
	January 31, 2026	January 31, 2025	Increase (Decrease)
Net Income and non-cash items	$158,292	$134,843	$23,449
Changes in operating assets and liabilities	(17,864)	24,279	(42,143)
Net cash provided by operating activities	140,428	159,122	(18,694)

Additions to property, plant and equipment	(17,513)	(21,399)	3,886
Other - net	(158)	7,123	(7,281)
Net cash used in investing activities	(17,671)	(14,276)	(3,395)

Net (repayment) issuance of long-term debt - net	2,367	(22,563)	24,930
Repayment of finance lease obligations	(1,616)	(1,320)	(296)
Dividends paid	(45,786)	(44,602)	(1,184)
Issuance of common shares	18,795	1,001	17,794
Purchase of treasury shares	(86,001)	(60,098)	(25,903)
Net cash used in financing activities	$(112,241)	$(127,582)	$15,341
The decrease in working capital was principally driven by a decrease in cash provided by accounts receivable collections. During three months ended January 31, 2026, the Company was able to utilize its strong cashflow generation to repurchase $86 million in common shares, pay $46 million in dividends, and fund capital projects to drive organic growth.
We have a $1,200,000 unsecured multi-currency credit facility with a group of banks, maturing in January 2031. At January 31, 2026, we had $400,000 outstanding on the revolving credit facility.
Our operating performance, balance sheet position and financial ratios for the three months ended January 31, 2026 remained strong. We are in compliance with all covenants in the agreements governing our debt as of January 31, 2026. The Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, principal and interest payments on our outstanding debt, dividends, and share repurchases. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $120,392 as of January 31, 2026, cash provided by operations, which was $140,428 for the three months

Nordson Corporation
ended January 31, 2026, and available borrowings under our loan agreements and unused bank lines of credit, which totaled $945,420 as of January 31, 2026. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term needs for cash. However, the impact of changes in trade policies, tariffs, and other import/export regulations of the United States and other nations could negatively impact our cash flow from operations and liquidity in future periods.
Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q, particularly “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which we operate and the United States and global economies. Statements in this annual report that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” use of the future tense and similar words or phrases. These forward-looking statements reflect management’s current expectations and involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, U.S. and international economic and political conditions; financial and market conditions; currency exchange rates and devaluations; possible acquisitions and the Company’s ability to complete and successfully integrate acquisitions; the Company’s ability to successfully divest or dispose of businesses that are deemed not to fit with its strategic plan; the effects of changes in U.S. trade policy and trade agreements, including changes in tariffs by the United States or other nations; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, including the conflicts in Europe and the Middle East, acts of terror, natural disasters and pandemics.
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
Factors that could cause our actual results to differ materially from the expected results are discussed in Part I, Item 1A, Risk Factors in our 2025 Form 10-K and Part II, Item 1A, Risk Factors in the Quarterly Report on Form 10-Q.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding our financial instruments that are sensitive to changes in interest rates and foreign currency exchange rates was disclosed under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K. The information disclosed has not changed materially in the interim period since then.
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of January 31, 2026. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of January 31, 2026 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nordson Corporation
Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See our Contingencies Note to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our 2025 Form 10-K. There have been no material changes to the risk factors described in the 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended January 31, 2026:

(In whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1, 2025 to November 30, 2025	115,699	$232.49	115,653	$697,345
December 1, 2025 to December 31, 2025	147,020	$238.61	138,204	$664,348
January 1, 2026 to January 31, 2026	87,883	$258.95	87,089	$641,802
Total	350,602	$241.69	340,946	$641,802
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) On August 20, 2025, the Company announced that its board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. As of January 31, 2026, approximately $641,802 remained available for share repurchases under existing share repurchase authorizations. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation
ITEM 5. OTHER INFORMATION
During the quarter ended January 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the table below:

Trading Arrangement
	Action	Action Date	Rule 10b5-1[1]	Non-Rule 10b5-1[2]	Total Shares to be Sold	Expiration Date
Sundaram Nagarajan Chief Executive Officer	Terminated[3]	1/12/2026	x		Up to 41,800[4] shares	7/10/2026
Sundaram Nagarajan Chief Executive Officer	Adopted	1/12/2026	x		Up to 41,800[5] shares	12/31/2026
Joseph P. Kelley Executive Vice President	Adopted	1/16/2026	x		Up to 2,310 shares	1/15/2027

[1] Intended to satisfy the affirmative defense of Rule 10b5-1(c)
[2] Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
[3] The 10b5-1 Plan originally adopted by Mr. Nagarajan on April 3, 2025, was terminated in connection with the adoption of a new Rule 10b5-1 Plan on January 12, 2026.
[4] The Company’s prior disclosure in its Quarterly Report on Form 10‑Q for the quarterly period ended April 30, 2025 incorrectly stated that terminated Rule 10b5-1 Plan covered 40,000 shares. The correct number of shares covered under the terminated Rule 10b5-1 Plan was 41,800 shares.

5 Mr. Nagarajan's Rule 10b5-1 Plan provides for the potential sale of up to 41,800 shares of the Company’s common stock, all of which Mr. Nagarajan may acquire upon the exercise of outstanding stock options.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Credit Agreement, dated as of January 30, 2026, by and among Nordson Corporation, as Borrower, Nordson Engineering GmbH, as German Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and various financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 2, 2026).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three months ended January 31, 2026 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three months ended January 31, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three months ended January 31, 2026 and 2025, (iii) the Consolidated Balance Sheets at January 31, 2026 and October 31, 2025, (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended January 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2026	Nordson Corporation

/s/ Joseph Rutledge
Joseph Rutledge
Chief Accounting Officer