Form 10-Q
period 2026-04-30
NORDSON CORP
filed 2026-05-21
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of May 19, 2026:  55,717,948

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except for per share data)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Sales	$740,847	$682,938	$1,410,308	$1,298,358
Cost of sales	336,770	309,034	640,109	588,558
Selling and administrative expenses	206,874	205,154	406,591	400,103
Operating profit	197,203	168,750	363,608	309,697
Interest expense	(21,942)	(26,572)	(45,073)	(53,131)
Pension settlement charge	(24,049)	—	(24,049)	—
Interest and investment income	362	553	752	1,494
Other income (expense) - net	(10,400)	(3,961)	10,437	(2,435)
Income before income taxes	141,174	138,770	305,675	255,625
Income tax expense	23,858	26,366	54,977	48,569
Net income	$117,316	$112,404	$250,698	$207,056
Average common shares	55,798	56,785	55,793	56,960
Incremental common shares attributable to equity compensation	302	253	320	305
Average common shares and common share equivalents	56,100	57,038	56,113	57,265
Basic earnings per share	$2.10	$1.98	$4.49	$3.64
Diluted earnings per share	$2.09	$1.97	$4.47	$3.62
See accompanying notes.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Net income	$117,316	$112,404	$250,698	$207,056
Components of other comprehensive income (loss), net of tax:
Foreign currency translation and related hedging adjustments	2,465	95,605	45,424	43,926
Pension and postretirement benefit plans	29,146	(420)	29,441	92
Total other comprehensive income	31,611	95,185	74,865	44,018

Total comprehensive income	$148,927	$207,589	$325,563	$251,074
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	April 30, 2026	October 31, 2025
Cash and cash equivalents	$102,017	$108,442
Receivables - net	606,689	587,843
Inventories - net	467,757	444,814
Prepaid expenses and other current assets	100,893	101,752
Total current assets	1,277,356	1,242,851
Goodwill	3,332,927	3,304,685
Intangible assets - net	650,985	681,587
Property, plant and equipment - net	521,390	516,914
Operating right of use lease assets	65,829	77,478
Deferred income taxes	11,409	11,246
Other assets	104,522	82,920
	$5,964,418	$5,917,681

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$50,000	$315,000
Accrued liabilities	196,121	229,095
Accounts payable	141,910	121,006
Customer advanced payments	52,215	44,009
Income taxes payable	26,344	25,856
Operating lease liability - current	15,588	17,402
Finance lease liability - current	9,697	5,892
Total current liabilities	491,875	758,260
Long-term debt	1,836,356	1,681,254
Deferred income taxes	193,981	192,186
Operating lease liability - noncurrent	53,347	64,451
Postretirement obligations	43,307	43,786
Pension obligations	42,263	43,205
Finance lease liability - noncurrent	8,761	8,359
Other long-term liabilities	92,293	82,609
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	790,125	740,789
Retained earnings	4,759,660	4,600,604
Accumulated other comprehensive loss	(25,592)	(100,457)
Common shares in treasury, at cost	(2,334,211)	(2,209,618)
Total shareholders' equity	3,202,235	3,043,571
	$5,964,418	$5,917,681
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Six Months Ended April 30, 2026
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2025	$12,253	$740,789	$4,600,604	$(100,457)	$(2,209,618)	$3,043,571
Shares issued under company stock and employee benefit plans	—	16,457	—	—	2,338	18,795
Stock-based compensation	—	4,891	—	—	—	4,891
Purchase of treasury shares	—	—	—	—	(86,001)	(86,001)
Dividends declared ($0.82 per share)	—	—	(45,786)	—	—	(45,786)
Net income	—	—	133,382	—	—	133,382
Other comprehensive income	—	—	—	43,254	—	43,254
January 31, 2026	$12,253	$762,137	$4,688,200	$(57,203)	$(2,293,281)	$3,112,106
Shares issued under company stock and employee benefit plans	—	21,841	—	—	2,372	24,213
Stock-based compensation	—	6,147	—	—	—	6,147
Purchase of treasury shares	—	—	—	—	(43,302)	(43,302)
Dividends declared ($0.82 per share)	—	—	(45,856)	—	—	(45,856)
Net income	—	—	117,316	—	—	117,316
Other comprehensive income	—	—	—	31,611	—	31,611
April 30, 2026	$12,253	$790,125	$4,759,660	$(25,592)	$(2,334,211)	$3,202,235

	Six Months Ended April 30, 2025
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	349	—	—	652	1,001
Stock-based compensation	—	4,633	—	—	—	4,633
Purchase of treasury shares	—	—	—	—	(60,098)	(60,098)
Dividends declared ($0.78 per share)	—	—	(44,602)	—	—	(44,602)
Net income	—	—	94,652	—	—	94,652
Other comprehensive loss	—	—	—	(51,167)	—	(51,167)
January 31, 2025	$12,253	$719,073	$4,345,249	$(236,007)	$(1,963,957)	$2,876,611
Shares issued under company stock and employee benefit plans	—	1,554	—	—	248	1,802
Stock-based compensation	—	4,791	—	—	—	4,791
Purchase of treasury shares	—	—	—	—	(86,154)	(86,154)
Dividends declared ($0.78 per share)	—	—	(44,335)	—	—	(44,335)
Net income	—	—	112,404	—	—	112,404
Other comprehensive income	—	—	—	95,185	—	95,185
April 30, 2025	$12,253	$725,418	$4,413,318	$(140,822)	$(2,049,863)	$2,960,304
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Six Months Ended
Cash flows from operating activities:	April 30, 2026	April 30, 2025
Net income	$250,698	$207,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,900	74,608
Pension settlement charge	24,049	—
Non-cash stock compensation	11,038	9,424
Deferred income taxes	(4,787)	(3,812)
Other non-cash (income) expense	(9,985)	1,166
(Gain) loss on sale of property, plant and equipment	(1,079)	243
Changes in operating assets and liabilities and other	(21,733)	(10,393)
Net cash provided by operating activities	321,101	278,292
Cash flows from investing activities:
Additions to property, plant and equipment	(27,693)	(37,439)
Proceeds from sale of property, plant and equipment	1,106	298
Other	(1,794)	10,041
Acquisition of business, net of cash acquired	(11,643)	—
Net cash used in investing activities	(40,024)	(27,100)
Cash flows from financing activities:
Proceeds from issuance of debt	267,360	24,645
Repayment of debt	(374,465)	(30,445)
Repayment of finance lease obligations	(3,753)	(2,627)
Issuance of common shares	43,008	2,803
Purchase of treasury shares	(129,303)	(146,252)
Dividends paid	(91,642)	(88,937)
Net cash used in financing activities	(288,795)	(240,813)

Effect of exchange rate changes on cash	1,293	3,826
Increase in cash and cash equivalents	(6,425)	14,205
Cash and cash equivalents at beginning of period	108,442	115,952
Cash and cash equivalents at end of period	$102,017	$130,157
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
April 30, 2026
NOTE REGARDING AMOUNTS AND FISCAL YEAR REFERENCES
In this Quarterly Report on Form 10-Q, all amounts related to U.S. dollars and foreign currency and to the number of Nordson Corporation’s common shares, except for per share earnings and dividend amounts, are expressed in thousands. Unless the context otherwise indicates, all references to “we” or the “Company” mean Nordson Corporation.
Unless otherwise noted, all references to years relate to our fiscal year ending October 31.

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of April 30, 2026 and October 31, 2025 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material as of April 30, 2026 and October 31, 2025. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for the periods ended April 30, 2026 and October 31, 2025.
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
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. Options for 0 and 336 common shares were excluded from the calculation of diluted earnings per share for the three months ended April 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Options for 37 and 264 common shares were excluded from the calculation of diluted earnings per share for the six months ended April 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
Recently issued accounting standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 is to be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted the guidance of ASU 2023-07 during the fourth quarter of 2025. See Operating Segments Note.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring specific disclosure in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company will adopt the standard in its Annual Report on Form 10-K for the year ending October 31, 2026. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and expects the adoption of the standard will only impact its disclosures with no material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income. ASU 2024-03 does not change or remove current expense presentation requirements within the Consolidated Statements of Income. However, the amendments require disclosure, on an annual and interim basis, of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures and anticipates adoption in fiscal 2028.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). This accounting standard changes when software project costs should be capitalized by removing all references to development stages and requiring costs to be capitalized when (1) the Company authorizes and commits to funding the software project and (2) it is probable the software project will be completed. The standard also requires additional annual and interim disclosures, including the capitalized software balance and accumulated amortization. ASU 2025-06 is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2027, with early adoption permitted and may be applied prospectively, retrospectively, or using a modified prospective transition approach. The Company is evaluating the impact of ASU 2025-06 to its consolidated financial statements and related disclosures.

Nordson Corporation
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
Accounts receivable are net of an allowance for credit losses of $5,995 and $7,408 on April 30, 2026 and October 31, 2025, respectively. Provision for losses on receivables was $479 for the three months ended April 30, 2026, while provision for income on receivables was $110 for the six months ended April 30, 2026, compared to provision for income on receivables of $262 and $644 for the same periods last year, respectively. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories
Components of inventories were as follows:

	April 30, 2026	October 31, 2025
Finished goods	$255,559	$234,710
Raw materials and component parts	236,254	230,907
Work-in-process	62,733	57,306
	554,546	522,923
Obsolescence and other reserves	(86,789)	(78,109)
	$467,757	$444,814
Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	April 30, 2026	October 31, 2025
Land	$39,247	$32,579
Land improvements	4,935	4,914
Buildings	364,726	360,038
Machinery and equipment	691,712	682,093
Enterprise management system	53,710	53,694
Construction-in-progress	37,111	29,522
Leased property under finance leases	32,760	27,680
	1,224,201	1,190,520
Accumulated depreciation	(702,811)	(673,606)
	$521,390	$516,914
Depreciation expense was $16,909 and $17,881 for the three months ended April 30, 2026 and 2025, respectively. Depreciation expense was $33,925 and $35,601 for the six months ended April 30, 2026 and 2025, respectively.

Nordson Corporation
Goodwill and other intangible assets
Our reporting units are the same as our reportable operating segments, Industrial Precision Solutions ("IPS"), Medical and Fluid Solutions ("MFS"), and the Advanced Technology Solutions ("ATS") segments. Changes in the carrying amount of goodwill for the six months ended April 30, 2026 by operating segment:

	IPS	MFS	ATS	Total
Balance at October 31, 2025	$1,210,366	$1,647,468	$446,851	$3,304,685
Currency effect	24,888	720	2,634	28,242
Balance at April 30, 2026	$1,235,254	$1,648,188	$449,485	$3,332,927
Information regarding intangible assets subject to amortization:

	April 30, 2026
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$908,882	$416,155	$492,727
Patent/technology costs	236,872	166,438	70,434
Trade name	169,988	82,164	87,824
Non-compete agreements	8,657	8,657	—
Other	920	920	—
Total	$1,325,319	$674,334	$650,985

	October 31, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$899,402	$390,751	$508,651
Patent/technology costs	235,255	155,865	79,390
Trade name	169,127	75,581	93,546
Non-compete agreements	8,596	8,596	—
Other	929	929	—
Total	$1,313,309	$631,722	$681,587
Amortization expense for the three months ended April 30, 2026 and 2025 was $19,406 and $19,697, respectively. Amortization expense for the six months ended April 30, 2026 and 2025 was $38,975 and $39,007, respectively.
Pension and other postretirement plans
During the second quarter of 2026, we completed a partial plan settlement transaction in regards to our U.S. pension plan in which plan assets amounting to $104,148 were used to purchase a group annuity contract from RGA Life and Annuity Insurance Company ("RGA"). The settlement resulted in a loss of $24,049 as shown on the Condensed Consolidated Statements of Income. This transaction relieved the Company of its responsibility for the pension obligation related to certain retired employees and transferred the obligation and payment responsibility to RGA for retirement benefits owed to approximately 1,000 retirees and other beneficiaries. The annuity contract covers retirees who commenced receiving benefits on or before February 1, 2026. The monthly retirement benefit payment amounts currently received by retirees and their beneficiaries did not change as a result of this transaction. Plan participants not included in the transaction remain in the plans and responsibility for payment of the retirement benefits remains with the Company.

Nordson Corporation
The components of net periodic pension costs for the three and six months ended April 30, 2026 and 2025 were:

	U.S.		International
Three Months Ended	2026	2025	2026	2025
Service cost	$1,985	$2,531	$133	$239
Interest cost	4,177	4,691	607	639
Expected return on plan assets	(6,020)	(6,609)	(551)	(651)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial (gain) loss	814	474	(87)	(68)
Settlement loss	24,049	—	—	—
Total benefit cost	$25,005	$1,087	$100	$157

	U.S.		International
Six Months Ended	2026	2025	2026	2025
Service cost	$4,046	$5,062	$265	$471
Interest cost	8,757	9,383	1,211	1,262
Expected return on plan assets	(12,664)	(13,219)	(1,098)	(1,289)
Amortization of prior service credit	—	—	(4)	(4)
Amortization of net actuarial (gain) loss	1,865	947	(172)	(136)
Settlement loss	24,049	—	—	—
Total benefit cost	$26,053	$2,173	$202	$304
The components of other postretirement benefit costs, for plans in the United States, for the three and six months ended April 30, 2026 and 2025:

Three Months Ended	2026	2025
Service cost	$35	$58
Interest cost	522	643
Amortization of net actuarial gain	(413)	(124)
Total benefit cost	$144	$577

Six Months Ended	2026	2025
Service cost	$70	$117
Interest cost	1,045	1,294
Amortization of net actuarial gain	(827)	(250)
Total benefit cost	$288	$1,161
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) – net and Pension settlement charge in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended April 30, 2026 and 2025 was 16.9% and 19.0%, respectively. The effective tax rate for the six months ended April 30, 2026 and 2025 was 18.0% and 19.0%, respectively. The effective tax rate for the three and six months ended April 30, 2026 was lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
The Company continues to assess the impact of the One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025 and taking effect during the Company’s fiscal year ending October 31, 2026. There is no material impact from OBBBA on the effective tax rate or consolidated financial statements for the quarter ended April 30, 2026.

Nordson Corporation
Accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (AOCI) consisted of:

	Cumulative translation and related hedging instruments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2025 (1)	$(50,518)	$(49,939)	$(100,457)
Other comprehensive income before reclassification adjustments	41,400	13,360	54,760
Reclassifications from AOCI to Statement of Income (2)	—	24,891	24,891
Tax impact	4,024	(8,810)	(4,786)
Balance at April 30, 2026 (1)	$(5,094)	$(20,498)	$(25,592)
(1) Amounts net of tax.
(2) Included in the computation of net periodic cost (benefit) which is included in Other income (expense) - net in our Consolidated Statements of Income. See Pension and other postretirement plans Note.
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
Following is a reconciliation of the product warranty liability for the six months ended April 30, 2026 and 2025:

	2026	2025
Beginning balance at October 31	$13,900	$13,538
Accruals for warranties	5,737	4,719
Warranty payments	(5,067)	(5,536)
Currency adjustments	(343)	64
Ending balance	$14,227	$12,785

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
The accounting policies of the segments are the same as those described in our Significant accounting policies Note. There are no intersegment sales. Certain expenses are maintained at the corporate level and not allocated to the segments. These expenses include executive compensation, charitable donations, corporate facilities, and other items that are of a corporate or functional governance nature. Interest expense-net and Other income (expense) - net are excluded from the measure of segment profitability reviewed by our CODM and are not presented by operating segment.

Nordson Corporation
The following table presents information about our reportable segments as further reconciled to consolidated GAAP financial results:

	Three Months Ended		Six Months Ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Sales
Industrial Precision Solutions	$350,466	$318,847	$677,327	$619,295
Medical and Fluid Solutions	212,850	202,809	406,033	396,418
Advanced Technology Solutions	177,531	161,282	326,948	282,645
Total segment sales	740,847	682,938	1,410,308	1,298,358
Adjusted cost of sales
Industrial Precision Solutions	(142,315)	(127,720)	(277,070)	(240,867)
Medical and Fluid Solutions	(108,167)	(101,362)	(204,722)	(204,731)
Advanced Technology Solutions	(85,153)	(76,456)	(157,182)	(131,315)
Total segment adjusted cost of sales	(335,635)	(305,538)	(638,974)	(576,913)
Adjusted selling and administrative expenses
Industrial Precision Solutions	(90,580)	(83,174)	(178,330)	(163,343)
Medical and Fluid Solutions	(33,323)	(33,581)	(67,585)	(68,193)
Advanced Technology Solutions	(45,551)	(46,997)	(91,926)	(92,314)
Total segment adjusted selling and administrative expenses	(169,454)	(163,752)	(337,841)	(323,850)
Depreciation
Industrial Precision Solutions	6,007	5,595	11,962	11,239
Medical and Fluid Solutions	7,833	8,672	15,673	17,376
Advanced Technology Solutions	1,500	1,687	3,087	3,271
Total segment depreciation	15,340	15,954	30,722	31,886
EBITDA
Industrial Precision Solutions	123,578	113,548	233,889	226,324
Medical and Fluid Solutions	79,193	76,538	149,399	140,870
Advanced Technology Solutions	48,327	39,516	80,927	62,287
Total segment EBITDA	251,098	229,602	464,215	429,481
Inventory step-up amortization	(1,135)	—	(1,135)	(3,135)
Acquisition related costs	(534)	(513)	(534)	(1,543)
Severance and other	—	(10,313)	—	(16,274)
Depreciation and amortization	(36,315)	(37,578)	(72,900)	(74,608)
Corporate expenses	(15,911)	(12,448)	(26,038)	(24,224)
Interest expense	(21,942)	(26,572)	(45,073)	(53,131)
Interest and investment income	362	553	752	1,494
Pension settlement charge	(24,049)	—	(24,049)	—
Other - net	(10,400)	(3,961)	10,437	(2,435)
Income before taxes	$141,174	$138,770	$305,675	$255,625

Nordson Corporation
The following table presents additional information about our reportable segments:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
Three months ended April 30, 2026
Amortization of intangibles	$7,552	$9,533	$2,321	$—	$19,406
Property, plant and equipment expenditures	2,467	5,479	2,234	—	10,180

Three months ended April 30, 2025
Amortization of intangibles	$7,019	$9,695	$2,983	$—	$19,697
Property, plant and equipment expenditures	4,054	2,269	7,851	1,865	16,039

Six months ended April 30, 2026
Amortization of intangibles	15,072	19,204	4,699	—	38,975
Property, plant and equipment expenditures	5,732	10,804	11,002	155	27,693

Six months ended April 30, 2025
Amortization of intangibles	13,828	19,132	6,047	—	39,007
Property, plant and equipment expenditures	13,583	17,181	4,393	2,282	37,439

As of April 30, 2026
Identifiable assets (1)	1,898,264	2,191,580	772,837	1,101,737	5,964,418

As of October 31, 2025
Identifiable assets (1)	1,858,974	2,201,528	738,762	1,118,417	5,917,681
(1) Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill. Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities and intangible assets.
We had significant net sales, measured based on their geographic destination, as follows:

	Three Months Ended		Six Months Ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Net external sales
Americas	$308,253	$292,463	$570,183	$560,300
Europe	194,459	172,496	376,920	340,259
Asia Pacific	238,135	217,979	463,205	397,799
Total net external sales	740,847	682,938	1,410,308	1,298,358
Investments
The Company holds minority interests in certain companies that do not have readily determinable fair values. For each qualifying investment, the Company elects the measurement alternative under ASC 321, initially recognizing the investment at cost and subsequently adjusting the carrying amount for (i) impairment and (ii) observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments subject to the measurement alternative are classified in Other assets on the Consolidated Balance Sheets and were $5,040 and $13,996, at April 30, 2026 and October 31, 2025, respectively. Adjustments (upward or downward) and impairment losses, if any, are recognized in earnings within Other income (expense) - net and were not material for the three and six months ended April 30, 2026 and 2025. If a readily determinable fair value for the investments subsequently becomes available, we will be required to record the investment at fair value with any unrealized gains or losses being recognized in earnings each period.
In December 2025, one of the Company's minority interest investments was publicly listed on a foreign stock exchange. The fair value of this investment is included in Other assets on the Consolidated Balance Sheets and was $21,722 as of April 30, 2026. The unrealized loss of $9,827 for the three months ended April 30, 2026 and unrealized gain of $12,411 for the six months ended

Nordson Corporation
April 30, 2026 was included in Other income (expense) - net in the Condensed Consolidated Statements of Income. Nordson is contractually restricted from selling any shares in this investment until December 2028, and there are no circumstances that could cause this restriction to lapse earlier.
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

April 30, 2026	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(64,923)	$—	$(64,923)	$—
Deferred compensation plans (2)	(13,873)	—	(13,873)	—
Minority interest investment (3)	21,722	21,722	—	—

October 31, 2025	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(55,367)	$—	$(55,367)	$—
Deferred compensation plans (2)	(11,885)	—	(11,885)	—
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

	April 30, 2026		October 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt (including current portion)	$1,879,952	$1,910,744	$1,996,254	$2,038,869
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

Nordson Corporation
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of April 30, 2026 and 2025, there were no significant concentrations of credit risk.
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
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$6,404	$306,404
The following table provides information regarding the balance sheet and income statement impacts of the Company's derivatives:

April 30, 2026	Notional Amount $	Prepaid and other current assets	Other assets	Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$920,584	$6,461	$—	$9,190	$69,131	Net investment
Interest rate swap	300,000	1,122	5,282	—	—	Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,049,730	5,583	—	5,050	—
Total		$13,166	$5,282	$14,240	$69,131

Nordson Corporation

October 31, 2025	Notional Amount $	Prepaid and other current assets	Other assets	Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$863,904	$5,937	$—	$676	$61,725	Net investment
Interest rate swap	300,000	1,133	10,353	—	—	Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,137,956	4,961	—	15,350	—
Total		$12,031	$10,353	$16,026	$61,725

	Gain (Loss) Recognized		Gain (Loss) Recognized		Location
	Three Months Ended		Six Months Ended
	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Derivatives designated as hedges:
Interest rate swaps	$(3,007)	$9,581	$(5,362)	$12,567	Interest expense
Hedged item	$3,007	$(9,581)	$5,362	$(12,567)	Interest expense

Cross-currency swap - interest component	$4,699	$3,541	$8,327	$7,278	Interest expense
Cross-currency swap - effective portion	$9,392	$(63,794)	$(17,168)	$(26,756)	Cumulative translation

Derivatives not designated as hedges
Foreign currency forward contracts	$(12,657)	$22,314	$10,922	$17,951	Other income (expense) - net
Foreign currency balance sheet remeasurement	$10,272	$(25,513)	$(15,601)	$(20,819)	Other income (expense) - net
Long-term debt
A summary of long-term debt is as follows:

	April 30, 2026	October 31, 2025
Revolving credit agreement, due 2031	295,000	—
Revolving credit agreement, due 2028	—	135,000
Term loan due 2026	—	265,000
Senior notes, due 2026-2027	20,000	20,000
Senior notes, due 2026-2030	130,000	130,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	1,895,000	2,000,000
Less current maturities	50,000	315,000
Less unamortized debt issuance costs	13,172	13,167
Less bond discounts	1,876	2,065
Plus impact of interest rate swaps	6,404	11,486
Long-term maturities	$1,836,356	$1,681,254

Nordson Corporation
Revolving credit agreement — In January 2026, we entered into a $1,200,000 senior unsecured multicurrency revolving credit facility with a group of banks, maturing in January 2031 (the “Revolving Credit Agreement”), which amended and restated the Company’s previous unsecured senior credit agreement, dated June 6, 2023, that included a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $922,500, maturing in June 2028. The Company borrowed and had $295,000 outstanding under the Revolving Credit Agreement as of April 30, 2026. The Revolving Credit Agreement permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Japanese Yen, and each other currency approved by the Revolving Agent and the Revolving Credit Banks (each as defined in the Revolving Credit Agreement). Loans under the Revolving Credit Agreement bear interest at the sum of (i) either a base rate or, depending on the currency, a SOFR rate, EURIBOR rate, TIBOR rate, SORA rate, SONIA rate or SARON rate (each as defined in the Revolving Credit Agreement) plus (ii) an applicable margin. The applicable margin is based on either the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or then current Debt Rating (as defined in the Revolving Credit Agreement). The weighted-average interest rate at April 30, 2026 was 4.69%.
Senior notes, due 2026-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 0.74 years. The weighted-average interest rate at April 30, 2026 was 3.19%.
Senior notes, due 2026-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.15 years. The weighted-average interest rate at April 30, 2026 was 4.08%.
5.600% Notes due 2028 and 5.800% Notes due 2033 — In September 2023, we completed an underwritten public offering of $350,000 aggregate principal amount of 5.60% Notes due 2028 and $500,000 aggregate principal amount of 5.80% Notes due 2033.
4.500% Notes due 2029 — In September 2024, we completed an underwritten public offering of $600,000 aggregate principal amount of 4.50% Notes due 2029.
We were in compliance with all covenants at April 30, 2026, and the amount we could borrow would not have been limited by any debt covenants.
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
As of April 30, 2026, we had approximately 8,200 employees worldwide. We have principal manufacturing operations and sources of supply in the United States, the People’s Republic of China, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
Results of Operations
Below is a detailed comparison of our results of operations for the six months ended April 30, 2026 and April 30, 2025.
As used throughout this Quarterly Report on Form 10-Q, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the three months ended April 30, 2026 and April 30, 2025 were as follows:

	Three Months Ended
(In thousands except for per-share amounts)	April 30, 2026	April 30, 2025	Change
Sales	$740,847	$682,938	8.5%
Cost of sales	336,770	309,034	9.0%
Gross margin	404,077	373,904	8.1%
Gross margin %	54.5%	54.7%	(0.2)%
Selling and administrative expenses	206,874	205,154	0.8%
Operating profit	197,203	168,750	16.9%
Interest expense - net	(21,580)	(26,019)	(17.1)%
Pension settlement charge	(24,049)	—	100.0%
Other income (expense) - net	(10,400)	(3,961)	162.6%
Income before income taxes	141,174	138,770	1.7%
Income tax expense	23,858	26,366	(9.5)%
Net income	$117,316	$112,404	4.4%

Nordson Corporation
Consolidated financial results for the six months ended April 30, 2026 and April 30, 2025 were as follows:

	Six Months Ended
(In thousands except for per-share amounts)	April 30, 2026	April 30, 2025	Change
Sales	$1,410,308	$1,298,358	8.6%
Cost of sales	640,109	588,558	8.8%
Gross margin	770,199	709,800	8.5%
Gross margin %	54.6%	54.7%	(0.1)%
Selling and administrative expenses	406,591	400,103	1.6%
Operating profit	363,608	309,697	17.4%
Interest expense - net	(44,321)	(51,637)	(14.2)%
Pension settlement charge	(24,049)	—	100.0%
Other income (expense) - net	10,437	(2,435)	(528.6)%
Income before income taxes	305,675	255,625	19.6%
Income tax expense	54,977	48,569	13.2%
Net income	$250,698	$207,056	21.1%
Net Sales
Net sales for the IPS, MFS and ATS segments were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Apr 30, 2026	% of Total	Apr 30, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$350,466	47.3%	$318,847	46.7%	5.0%	0.8%	4.1%	9.9%
MFS	212,850	28.7%	202,809	29.7%	7.8%	(3.9)%	1.1%	5.0%
ATS	177,531	24.0%	161,282	23.6%	8.5%	—%	1.6%	10.1%
Total	$740,847		$682,938		6.6%	(0.8)%	2.7%	8.5%

	Six Months Ended				Variance - Increase (Decrease)
	Apr 30, 2026	% of Total	Apr 30, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$677,327	48.0%	$619,295	47.7%	4.1%	0.4%	4.9%	9.4%
MFS	406,033	28.8%	396,418	30.5%	5.3%	(4.2)%	1.3%	2.4%
ATS	326,948	23.2%	282,645	21.8%	13.8%	—%	1.9%	15.7%
Total	$1,410,308		$1,298,358		6.6%	(1.1)%	3.1%	8.6%
Three Months Ended April 30, 2026
The IPS organic sales increase of 5.0 percent was driven by improving industrial coating and polymer processing systems demand, ongoing growth in precision agriculture end markets and stable demand in broader consumer and industrial end markets. MFS organic sales increased 7.8 percent due to growth in engineered fluid solutions and medical product lines. The ATS organic sales increase of 8.5 percent was driven by ongoing growth in electronics dispense systems.
Six Months Ended April 30, 2026
The IPS organic sales increase of 4.1 percent was driven by balanced growth across most product lines with particular strength in industrial coating, precision agriculture and polymer processing product lines. MFS organic sales increased 5.3 percent driven by strong growth in engineered fluid solutions and modest growth in all other medical product lines. The ATS organic sales increase of 13.8 percent was driven by exceptional growth in electronic dispense systems.

Nordson Corporation
Net Sales by region were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Apr 30, 2026	% of Total	Apr 30, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
Americas	$308,253	41.6%	$292,463	42.8%	5.9%	(1.7)%	1.2%	5.4%
Europe	194,459	26.2%	172,496	25.3%	6.4%	(0.3)%	6.6%	12.7%
Asia Pacific	238,135	32.2%	217,979	31.9%	7.8%	(0.1)%	1.5%	9.2%
Total	$740,847		$682,938		6.6%	(0.8)%	2.7%	8.5%

	Six Months Ended				Variance - Increase (Decrease)
	Apr 30, 2026	% of Total	Apr 30, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
Americas	$570,183	40.4%	$560,300	43.2%	2.9%	(2.2)%	1.1%	1.8%
Europe	376,920	26.7%	340,259	26.2%	3.0%	(0.2)%	8.0%	10.8%
Asia Pacific	463,205	32.8%	397,799	30.6%	14.8%	(0.1)%	1.7%	16.4%
Total	$1,410,308		$1,298,358		6.6%	(1.1)%	3.1%	8.6%

Gross profit and Selling and administrative expenses
Gross margins were 54.5 percent and 54.7 percent for the three months ended April 30, 2026 and April 30, 2025, respectively. Gross margins were 54.6 percent and 54.7 percent for the six months ended April 30, 2026 and April 30, 2025, respectively. Selling and administrative expenses increased for the three and six months ended April 30, 2026 in support of higher sales but declined as a percentage of sales.

Nordson Corporation
Profit
Segment EBITDA for the IPS, MFS and ATS segments and a reconciliation to consolidated operating profit were as follows for the three and six months ended April 30, 2026 and April 30, 2025, respectively:

	Three Months Ended
	Apr 30, 2026	% of Sales	Apr 30, 2025	% of Sales	% of Sales Change
Industrial precision solutions	$123,578	35.3%	$113,548	35.6%	(0.3)%
Medical and fluid solutions	79,193	37.2%	76,538	37.7%	(0.5)%
Advanced technology solutions	48,327	27.2%	39,516	24.5%	2.7%
Total segment EBITDA	251,098	33.9%	229,602	33.6%	0.3%
Inventory step-up amortization	(1,135)		—
Acquisition costs	(534)		(513)
Severance and other	—		(10,313)
Depreciation and amortization	(36,315)		(37,578)
Corporate expenses	(15,911)		(12,448)
Operating profit	$197,203		$168,750

	Six Months Ended
	Apr 30, 2026	% of Sales	Apr 30, 2025	% of Sales	% of Sales Change
Industrial precision solutions	$233,889	34.5%	$226,324	36.5%	(2.0)%
Medical and fluid solutions	149,399	36.8%	140,870	35.5%	1.3%
Advanced technology solutions	80,927	24.8%	62,287	22.0%	2.8%
Total segment EBITDA	464,215	32.9%	429,481	33.1%	(0.2)%
Inventory step-up amortization	(1,135)		(3,135)
Acquisition costs	(534)		(1,543)
Severance and other	—		(16,274)
Depreciation and amortization	(72,900)		(74,608)
Corporate expenses	(26,038)		(24,224)
Operating profit	363,608		309,697

Three Months Ended April 30, 2026
Segment EBITDA for IPS was relatively flat on higher sales. Segment EBITDA for MFS decreased 50 basis points despite higher sales due to the impact of near-term product start-up headwinds. Segment EBITDA for ATS increased 270 basis points driven by robust sales growth and controlled selling and administrative expenses.
Consolidated operating profit increased in 2026 compared to 2025 due to the overall increase in segment EBITDA and the absence of severance costs in 2026.
Six Months Ended April 30, 2026
Segment EBITDA for IPS decreased 200 basis points despite higher sales due to unfavorable product and geographic mix in the first quarter. Segment EBITDA for MFS increased 130 basis points due to higher sales and favorable mix from the divestiture of the contract manufacturing business, partially offset by the impact of near-term product start-up headwinds. Segment EBITDA for ATS increased 280 basis points driven by robust sales growth and controlled selling and administrative expenses.
Consolidated operating profit increased in 2026 compared to 2025 principally due to the overall increase in segment EBITDA and the absence of severance costs as well as lower acquisition and related inventory step-up amortization costs in 2026.

Nordson Corporation
Interest expense and Other expenses
Interest expense for the three months ended April 30, 2026 was $21,942, compared to $26,572 in the comparable period of 2025. The decrease, compared to the prior year period, was primarily due to lower average debt levels and a stable-to-declining rate environment. Other income (expense) - net for the three months ended April 30, 2026 was expense of $10,400 compared to expense of $3,961 in the comparable period of 2025. Included in other income (expense) - net for the three months ended April 30, 2026 were unrealized losses on minority investments of $9,827, pension and postretirement income of $986, and $2,385 of foreign currency losses. Included in other income (expense) - net for the three months ended April 30, 2025 were pension and postretirement income of $1,019 and $3,199 in foreign currency losses.
Interest expense for the six months ended April 30, 2026 was $45,073, compared to $53,131 in the comparable period of 2025. The decrease, compared to the prior year period, was primarily due to lower average debt levels and a stable-to-declining rate environment. Other income (expense) - net was income of $10,437 compared to expense of $2,435 in the comparable period of 2025. Included in other income (expense) - net for the six months ended April 30, 2026 were unrealized gains on minority investments of $12,411, pension and postretirement income of $1,922, and $4,679 of foreign currency losses. Included in other income (expense) - net for the six months ended April 30, 2025 were pension and postretirement income of $2,035 and $2,868 in foreign currency losses.
During the second quarter of 2026, we completed a partial plan settlement transaction in regards to our U.S. pension plan in which plan assets amounting to $104,148 were used to purchase a group annuity contract from RGA. The settlement resulted in a loss of $24,049 for the three and six months ended April 30, 2026 as shown on the Condensed Consolidated Statements of Income.
Income Tax Expense
Income tax expense was $23,858, or 16.9% of pre-tax income, for the three months ended April 30, 2026, as compared to $26,366, or 19.0% of pre-tax income for the three months ended April 30, 2025. Income tax expense was $54,977, or 18.0% of pre-tax income, for the six months ended April 30, 2026, as compared to $48,569, or 19.0% of pre-tax income for the six months ended April 30, 2025.
Net Income
Net income was $117,316, or $2.09 per diluted share, for the three months ended April 30, 2026, compared to net income of $112,404, or $1.97 per diluted share, in the same period of 2025. This represented a 4.4 percent increase in net income and a 6.1 percent increase in diluted earnings per share. The increase of $0.12 per diluted share was primarily driven by higher operating profit, lower interest and tax expense and the benefit of share repurchases, partially offset by a pension settlement charge and higher other expense.
Net income was $250,698, or $4.47 per diluted share, for the six months ended April 30, 2026, compared to net income of $207,056, or $3.62 per diluted share, in the same period of 2025. This represented a 21.1 percent increase in net income and a 23.5 percent increase in diluted earnings per share. The increase of $0.85 per diluted share was primarily driven by higher operating profit, lower interest and tax expense, the benefit of share repurchases and higher other income, partially offset by a pension settlement charge.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
Cash and cash equivalents decreased $6,425 during the six months ended April 30, 2026. Approximately 71 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of April 30, 2026.
A comparison of cash flow changes for the six months ended April 30, 2026 to the six months ended April 30, 2025 is as follows:

	Six Months Ended
	April 30, 2026	April 30, 2025	Increase (Decrease)
Net Income and non-cash items	$342,834	$288,685	$54,149
Changes in operating assets and liabilities	(21,733)	(10,393)	(11,340)
Net cash provided by operating activities	321,101	278,292	42,809

Additions to property, plant and equipment	(27,693)	(37,439)	9,746
Acquisitions of businesses, net of cash acquired	(11,643)	—	(11,643)
Other - net	(688)	10,339	(11,027)
Net cash used in investing activities	(40,024)	(27,100)	(12,924)

Net (repayment) issuance of long-term debt - net	(107,105)	(5,800)	(101,305)
Repayment of finance lease obligations	(3,753)	(2,627)	(1,126)
Dividends paid	(91,642)	(88,937)	(2,705)
Issuance of common shares	43,008	2,803	40,205
Purchase of treasury shares	(129,303)	(146,252)	16,949
Net cash used in financing activities	$(288,795)	$(240,813)	$(47,982)
The increase in operating assets and liabilities was principally driven by an increase in inventory, partially offset by an increase in cash provided by accounts receivable collections. During the six months ended April 30, 2026, the Company was able to utilize its strong cashflow generation to repay $107 million of debt, repurchase $129 million in common shares, pay $92 million in dividends, and fund capital projects to drive organic growth.
We have a $1,200,000 Revolving Credit Facility that matures in January 2031. At April 30, 2026, we had $295,000 outstanding under the Revolving Credit Facility.
Our operating performance, balance sheet position and financial ratios for the six months ended April 30, 2026 remained strong. We were in compliance with all covenants in the agreements governing our debt as of April 30, 2026. We believe the Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, principal and interest payments on our outstanding debt, dividends, and share repurchases. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $102,017 as of April 30, 2026, cash provided by operations, which was $321,101 for the six months ended April 30, 2026, and available borrowings under our loan agreements and unused bank lines of credit, which totaled $1,050,604 as of April 30, 2026. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term needs for cash. However, the impact of international conflicts, changes in trade policies, tariffs, and other import/export regulations of the United States and other nations could negatively impact our cash flow from operations and liquidity in future periods.

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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of April 30, 2026. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of April 30, 2026 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended April 30, 2026:

(In whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1, 2026 to February 28, 2026	15,681	$283.31	15,615	$637,378
March 1, 2026 to March 31, 2026	86,796	$268.76	86,796	$614,051
April 1, 2026 to April 30, 2026	57,223	$271.86	56,920	$598,577
Total	159,700	$271.30	159,331	$598,577
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) On August 20, 2025, the Company announced that its board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. As of April 30, 2026, approximately $598,577 remained available for share repurchases under existing share repurchase authorizations. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation
ITEM 5. OTHER INFORMATION
During the quarter ended April 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as described in the table below:

Trading Arrangement
	Action	Action Date	Rule 10b5-1[1]	Non-Rule 10b5-1[2]	Total Shares to be Sold	Expiration Date
Srinivas Subramanian Executive Vice President	Adopted[3]	1/13/2026	x		Up to 3,100 shares	11/23/2026
Sundaram Nagarajan Chief Executive Officer	Terminated[4]	2/6/2026	x		Up to 41,800 shares	12/31/2026
Joseph P. Kelley Executive Vice President	Terminated[5]	2/10/2026	x		Up to 2,310 shares	1/15/2027

[1] Intended to satisfy the affirmative defense of Rule 10b5-1(c)
[2] Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
[3] This Rule 10b5‑1 trading plan, which was adopted on January 13, 2026, was inadvertently omitted from the Company’s Form 10‑Q for the quarter ended January 31, 2026, due to a clerical error and is being disclosed in this Form 10‑Q.

[4] The Rule 10b5‑1 trading plan entered into on January 12, 2026, was terminated by Mr. Nagarajan on February 6, 2026, prior to its scheduled expiration date.
[5] The Rule 10b5‑1 trading plan entered into on January 16, 2026, was terminated by Mr. Kelley on February 10, 2026, prior to its scheduled expiration date.

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
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2026 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and six months ended April 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended April 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at April 30, 2026 and October 31, 2025, (iv) the Consolidated Statements of Shareholders’ Equity for the three and six months ended April 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2026	Nordson Corporation

/s/ Joseph Rutledge
Joseph Rutledge
Chief Accounting Officer