Form 10-Q
period 2026-07-31
NORDSON CORP
filed 2026-08-20
CIK 72331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  Common Shares, without par value as of August 18, 2026:  55,699,366

Nordson Corporation

Part I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except for per share data)	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Sales	$817,667	$741,509	$2,227,975	$2,039,867
Cost of sales	363,935	334,992	1,004,044	923,550
Selling and administrative expenses	230,640	206,539	637,231	606,642
Divestiture and related charges	—	12,211	—	12,211
Operating profit	223,092	187,767	586,700	497,464
Interest expense	(20,823)	(26,258)	(65,896)	(79,389)
Pension settlement charge	—	—	(24,049)	—
Interest and investment income	464	560	1,216	2,054
Other expense - net	(16,794)	(2,945)	(6,357)	(5,380)
Income before income taxes	185,939	159,124	491,614	414,749
Income tax expense	33,093	33,340	88,070	81,909
Net income	$152,846	$125,784	$403,544	$332,840
Average common shares	55,714	56,438	55,766	56,784
Incremental common shares attributable to equity compensation	313	290	318	300
Average common shares and common share equivalents	56,027	56,728	56,084	57,084
Basic earnings per share	$2.74	$2.23	$7.24	$5.86
Diluted earnings per share	$2.73	$2.22	$7.20	$5.83
See accompanying notes.

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Net income	$152,846	$125,784	$403,544	$332,840
Components of other comprehensive income (loss), net of tax:
Foreign currency translation and related hedging adjustments	(23,339)	4,973	22,085	48,899
Pension and postretirement benefit plans	(61)	290	29,380	382
Total other comprehensive income (loss)	(23,400)	5,263	51,465	49,281

Total comprehensive income	$129,446	$131,047	$455,009	$382,121
See accompanying notes.

Nordson Corporation
Consolidated Balance Sheets

(In thousands)
Assets
Current assets:	July 31, 2026	October 31, 2025
Cash and cash equivalents	$113,431	$108,442
Receivables - net	648,827	587,843
Inventories - net	469,310	444,814
Prepaid expenses and other current assets	96,300	101,752
Total current assets	1,327,868	1,242,851
Goodwill	3,315,820	3,304,685
Intangible assets - net	626,343	681,587
Property, plant and equipment - net	517,012	516,914
Operating right of use lease assets	65,363	77,478
Deferred income taxes	11,758	11,246
Other assets	83,756	82,920
	$5,947,920	$5,917,681

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$192,000	$—
Current maturities of long-term debt and notes payable	10,000	315,000
Accrued liabilities	232,665	229,095
Accounts payable	154,632	121,006
Customer advanced payments	69,618	44,009
Income taxes payable	44,469	25,856
Operating lease liability - current	15,168	17,402
Finance lease liability - current	9,920	5,892
Total current liabilities	728,472	758,260
Long-term debt	1,529,005	1,681,254
Deferred income taxes	191,117	192,186
Operating lease liability - noncurrent	53,361	64,451
Postretirement obligations	43,737	43,786
Pension obligations	41,538	43,205
Finance lease liability - noncurrent	8,758	8,359
Other long-term liabilities	82,873	82,609
Shareholders' equity:
Common shares	12,253	12,253
Capital in excess of stated value	801,948	740,789
Retained earnings	4,866,764	4,600,604
Accumulated other comprehensive loss	(48,992)	(100,457)
Common shares in treasury, at cost	(2,362,914)	(2,209,618)
Total shareholders' equity	3,269,059	3,043,571
	$5,947,920	$5,917,681
See accompanying notes.

Nordson Corporation
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended July 31, 2026
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2025	$12,253	$740,789	$4,600,604	$(100,457)	$(2,209,618)	$3,043,571
Shares issued under company stock and employee benefit plans	—	16,457	—	—	2,338	18,795
Stock-based compensation	—	4,891	—	—	—	4,891
Purchase of treasury shares	—	—	—	—	(86,001)	(86,001)
Dividends declared ($0.82 per share)	—	—	(45,786)	—	—	(45,786)
Net income	—	—	133,382	—	—	133,382
Other comprehensive income	—	—	—	43,254	—	43,254
January 31, 2026	$12,253	$762,137	$4,688,200	$(57,203)	$(2,293,281)	$3,112,106
Shares issued under company stock and employee benefit plans	—	21,841	—	—	2,372	24,213
Stock-based compensation	—	6,147	—	—	—	6,147
Purchase of treasury shares	—	—	—	—	(43,302)	(43,302)
Dividends declared ($0.82 per share)	—	—	(45,856)	—	—	(45,856)
Net income	—	—	117,316	—	—	117,316
Other comprehensive income	—	—	—	31,611	—	31,611
April 30, 2026	$12,253	$790,125	$4,759,660	$(25,592)	$(2,334,211)	$3,202,235
Shares issued under company stock and employee benefit plans	—	5,349	—	—	786	6,135
Stock-based compensation	—	6,474	—	—	—	6,474
Purchase of treasury shares	—	—	—	—	(29,489)	(29,489)
Dividends declared ($0.82 per share)	—	—	(45,742)	—	—	(45,742)
Net income	—	—	152,846	—	—	152,846
Other comprehensive income (loss)	—	—	—	(23,400)	—	(23,400)
July 31, 2026	$12,253	$801,948	$4,866,764	$(48,992)	$(2,362,914)	$3,269,059

Nordson Corporation

	Nine Months Ended July 31, 2025
(In thousands, except for share and per share data)	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares in Treasury, at cost	TOTAL
November 1, 2024	$12,253	$714,091	$4,295,199	$(184,840)	$(1,904,511)	$2,932,192
Shares issued under company stock and employee benefit plans	—	349	—	—	652	1,001
Stock-based compensation	—	4,633	—	—	—	4,633
Purchase of treasury shares	—	—	—	—	(60,098)	(60,098)
Dividends declared ($0.78 per share)	—	—	(44,602)	—	—	(44,602)
Net income	—	—	94,652	—	—	94,652
Other comprehensive loss	—	—	—	(51,167)	—	(51,167)
January 31, 2025	$12,253	$719,073	$4,345,249	$(236,007)	$(1,963,957)	$2,876,611
Shares issued under company stock and employee benefit plans	—	1,554	—	—	248	1,802
Stock-based compensation	—	4,791	—	—	—	4,791
Purchase of treasury shares	—	—	—	—	(86,154)	(86,154)
Dividends declared ($0.78 per share)	—	—	(44,335)	—	—	(44,335)
Net income	—	—	112,404	—	—	112,404
Other comprehensive income	—	—	—	95,185	—	95,185
April 30, 2025	$12,253	$725,418	$4,413,318	$(140,822)	$(2,049,863)	$2,960,304
Shares issued under company stock and employee benefit plans	—	2,666	—	—	(50)	2,616
Stock-based compensation	—	3,831	—	—	—	3,831
Purchase of treasury shares	—	—	—	—	(71,942)	(71,942)
Dividends declared ($0.78 per share)	—	—	(44,071)	—	—	(44,071)
Net income	—	—	125,784	—	—	125,784
Other comprehensive income (loss)	—	—	—	5,263	—	5,263
July 31, 2025	$12,253	$731,915	$4,495,031	$(135,559)	$(2,121,855)	$2,981,785
See accompanying notes.

Nordson Corporation
Condensed Consolidated Statements of Cash Flows

(In thousands)	Nine Months Ended
Cash flows from operating activities:	July 31, 2026	July 31, 2025
Net income	$403,544	$332,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,446	112,454
Pension settlement charge	24,049	—
Non-cash stock compensation	17,512	13,255
Deferred income taxes	(8,647)	(3,303)
Other non-cash expense	6,167	2,009
(Gain) loss on sale of property, plant and equipment	(247)	193
Divestiture and related charges	—	12,211
Changes in operating assets and liabilities and other	18,649	46,605
Net cash provided by operating activities	570,473	516,264
Cash flows from investing activities:
Additions to property, plant and equipment	(40,313)	(49,002)
Proceeds from sale of property, plant and equipment	1,107	305
Other	(4,620)	3,967
Acquisition of business, net of cash acquired	(11,643)	—
Net cash used in investing activities	(55,469)	(44,730)
Cash flows from financing activities:
Proceeds from issuance of debt	269,380	24,952
Proceeds from (repayment of) short-term debt - net	192,000	—
Repayment of debt	(719,405)	(119,616)
Repayment of finance lease obligations	(5,633)	(4,083)
Issuance of common shares	49,143	5,419
Purchase of treasury shares	(158,792)	(218,194)
Dividends paid	(137,384)	(133,008)
Net cash used in financing activities	(510,691)	(444,530)

Effect of exchange rate changes on cash	676	4,832
Increase in cash and cash equivalents	4,989	31,836
Cash and cash equivalents at beginning of period	108,442	115,952
Cash and cash equivalents at end of period	$113,431	$147,788
See accompanying notes.

Nordson Corporation
Notes to Condensed Consolidated Financial Statements
July 31, 2026
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

Significant accounting policies
Basis of presentation.  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended October 31, 2025.
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
Revenue recognition. A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue is recognized when performance obligations under the terms of the contract with a customer are satisfied. Generally, our revenue results from short-term, fixed-price contracts and primarily is recognized as of a point in time when the product is shipped or at a later point when the control of the product transfers to the customer. For products in which control transfers upon delivery, revenue is deferred for undelivered items and included within Accrued liabilities in our Consolidated Balance Sheets. Revenues deferred as of July 31, 2026 and October 31, 2025 were not material.
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
As control transfers over time for these products or services, revenue is recognized based on progress toward completion of the performance obligations. The selection method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We have elected to use the input method – costs incurred for these contracts because it best depicts the transfer of products or services to the customer based on incurring costs on the contract. Under this method, revenues are recorded proportionally as costs are incurred. Contract assets recognized are recorded in Prepaid expenses and other current assets and contract liabilities are recorded in Accrued liabilities in our Consolidated Balance Sheets and were not material as of July 31, 2026 and October 31, 2025. Revenue recognized over time represented approximately less than ten percent of our overall consolidated revenues for the periods ended July 31, 2026 and October 31, 2025.
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
We disclose disaggregated revenues by operating segment and geography in accordance with the revenue standard and on the same basis used internally by the chief operating decision maker for evaluating performance of operating segments and for allocating resources. Refer to Operating segments note for details.
Earnings per share.  Basic earnings per share are computed based on the weighted-average number of common shares outstanding during each year, while diluted earnings per share are based on the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options computed using the treasury stock method, as well as restricted shares and deferred stock-based compensation. Options whose exercise price is higher than the average market price are excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive. There were zero options and options for 190 common shares excluded from the calculation of diluted earnings per share for the three months ended July 31, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Options for 24 and 240 common shares were excluded from the calculation of diluted earnings per share for the nine months ended July 31, 2026 and 2025, respectively, because their effect would have been anti-dilutive. Under the 2021 Stock Incentive and Award Plan, executive officers and selected other key employees receive common share awards based on corporate performance measures over three-year performance periods. Awards for which performance measures have not been met were excluded from the calculation of diluted earnings per share.
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

Nordson Corporation
Acquisitions
In March 2026, the Company acquired CapstanAG to expand its North America precision agriculture business; the acquisition was not material to consolidated financial results. Business acquisitions have been accounted for using the acquisition method, with the acquired assets and liabilities recorded at estimated fair value on the dates of acquisition. The cost in excess of the net assets of the business acquired is included in goodwill. Operating results since the respective dates of acquisitions are included in the Condensed Consolidated Statements of Income.
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
Accounts receivable are net of an allowance for credit losses of $5,871 and $7,408 on July 31, 2026 and October 31, 2025, respectively. Provision for losses on receivables was $306 and $196 for the three and nine months ended July 31, 2026, respectively, compared to provision income of $161 and $805 for the same periods last year, respectively. The remaining change in the allowance for credit losses is principally related to the write-off of uncollectible accounts.
Inventories
Components of inventories were as follows:

	July 31, 2026	October 31, 2025
Finished goods	$252,352	$234,710
Raw materials and component parts	241,270	230,907
Work-in-process	60,173	57,306
	553,795	522,923
Obsolescence and other reserves	(84,485)	(78,109)
	$469,310	$444,814
Property, plant and equipment
Components of property, plant and equipment were as follows:

	July 31, 2026	October 31, 2025
Land	$37,906	$32,579
Land improvements	4,927	4,914
Buildings	368,277	360,038
Machinery and equipment	705,324	682,093
Enterprise management system	53,710	53,694
Construction-in-progress	34,632	29,522
Leased property under finance leases	33,132	27,680
	1,237,908	1,190,520
Accumulated depreciation	(720,896)	(673,606)
	$517,012	$516,914
Depreciation expense was $17,201 and $17,754 for the three months ended July 31, 2026 and 2025, respectively. Depreciation expense was $51,126 and $53,355 for the nine months ended July 31, 2026 and 2025, respectively.

Nordson Corporation
Goodwill and other intangible assets
Our reporting units are the same as our reportable operating segments, Industrial Precision Solutions ("IPS"), Medical and Fluid Solutions ("MFS"), and the Advanced Technology Solutions ("ATS") segments. Changes in the carrying amount of goodwill for the nine months ended July 31, 2026 by operating segment:

	IPS	MFS	ATS	Total
Balance at October 31, 2025	$1,210,366	$1,647,468	$446,851	$3,304,685
Currency effect	9,736	(34)	1,433	11,135
Balance at July 31, 2026	$1,220,102	$1,647,434	$448,284	$3,315,820
Information regarding intangible assets subject to amortization:

	July 31, 2026
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$902,320	$425,531	$476,789
Patent/technology costs	235,713	170,483	65,230
Trade name	169,271	84,947	84,324
Total	$1,307,304	$680,961	$626,343

	October 31, 2025
	Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$899,402	$390,751	$508,651
Patent/technology costs	235,255	155,865	79,390
Trade name	169,127	75,581	93,546
Non-compete agreements	8,596	8,596	—
Other	929	929	—
Total	$1,313,309	$631,722	$681,587
Amortization expense for the three months ended July 31, 2026 and 2025 was $19,345 and $20,092, respectively. Amortization expense for the nine months ended July 31, 2026 and 2025 was $58,320 and $59,099, respectively.
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

Nordson Corporation
The components of net periodic pension costs for the three and nine months ended July 31, 2026 and 2025 were:

	U.S.		International
Three Months Ended	2026	2025	2026	2025
Service cost	$1,830	$2,531	$132	$250
Interest cost	3,373	4,691	601	675
Expected return on plan assets	(4,768)	(6,609)	(549)	(683)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial (gain) loss	338	474	(86)	(72)
Total benefit cost	$773	$1,087	$96	$168

	U.S.		International
Nine Months Ended	2026	2025	2026	2025
Service cost	$5,876	$7,592	$397	$721
Interest cost	12,130	14,074	1,812	1,937
Expected return on plan assets	(17,433)	(19,827)	(1,647)	(1,972)
Amortization of prior service credit	—	—	(6)	(6)
Amortization of net actuarial (gain) loss	2,203	1,421	(258)	(208)
Settlement loss	24,049	—	—	—
Total benefit cost	$26,825	$3,260	$298	$472
The components of other postretirement benefit costs, for plans in the United States, for the three and nine months ended July 31, 2026 and 2025:

Three Months Ended	2026	2025
Service cost	$35	$59
Interest cost	522	657
Amortization of net actuarial gain	(413)	(127)
Total benefit cost	$144	$589

Nine Months Ended	2026	2025
Service cost	$105	$176
Interest cost	1,568	1,951
Amortization of net actuarial gain	(1,240)	(377)
Total benefit cost	$433	$1,750
The components of net periodic pension and other postretirement cost, other than service cost, are included in Other income (expense) – net and Pension settlement charge in our Condensed Consolidated Statements of Income.
Income taxes
We record our interim provision for income taxes based on our estimated annual effective tax rate, as well as certain items discrete to the current period. The effective tax rate for the three months ended July 31, 2026 and 2025 was 17.8% and 21.0%, respectively. The effective tax rate for the nine months ended July 31, 2026 and 2025 was 17.9% and 19.7%, respectively. The effective tax rate for the three and nine months ended July 31, 2026 was lower than the U.S. tax rate of 21% primarily due to the foreign-derived intangible income deduction.
The Company continues to assess the impact of the One Big Beautiful Bill Act ("OBBBA"), enacted on July 4, 2025 and taking effect during the Company’s fiscal year ending October 31, 2026. There is no material impact from OBBBA on the effective tax rate or consolidated financial statements for the quarter or nine months ended July 31, 2026.

Nordson Corporation
Accumulated other comprehensive income (loss)
Changes in accumulated other comprehensive income (loss) (AOCI) consisted of:

	Cumulative translation and related hedging instruments	Pension and postretirement benefit plan adjustments	Accumulated other comprehensive income (loss)
Balance at October 31, 2025 (1)	$(50,518)	$(49,939)	$(100,457)
Other comprehensive income before reclassification adjustments	20,313	13,443	33,756
Reclassifications from AOCI to Statement of Income (2)	—	24,700	24,700
Tax impact	1,772	(8,763)	(6,991)
Balance at July 31, 2026 (1)	$(28,433)	$(20,559)	$(48,992)
(1) Amounts net of tax.
(2) Included in the computation of net periodic cost (benefit) which is included in Other income (expense) - net and Pension settlement charge in our Consolidated Statements of Income. See Pension and other postretirement plans Note.
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
Following is a reconciliation of the product warranty liability for the nine months ended July 31, 2026 and 2025:

	2026	2025
Beginning balance at October 31	$13,900	$13,538
Accruals for warranties	9,895	9,796
Warranty payments	(8,158)	(8,482)
Currency adjustments	(207)	290
Ending balance	$15,430	$15,142

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

Nordson Corporation
The following table presents information about our reportable segments as further reconciled to consolidated GAAP financial results:

	Three Months Ended		Nine Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Sales
Industrial Precision Solutions	$367,249	$350,784	$1,044,576	$970,079
Medical and Fluid Solutions	230,538	219,465	636,571	615,883
Advanced Technology Solutions	219,880	171,260	546,828	453,905
Total segment sales	817,667	741,509	2,227,975	2,039,867
Adjusted cost of sales
Industrial Precision Solutions	(288,399)	(267,257)	(423,154)	(380,404)
Medical and Fluid Solutions	(220,876)	(211,813)	(317,431)	(315,182)
Advanced Technology Solutions	(188,027)	(160,936)	(260,056)	(215,795)
Total segment adjusted cost of sales	(697,302)	(640,006)	(1,000,641)	(911,381)
Adjusted selling and administrative expenses
Industrial Precision Solutions	(188,011)	(170,290)	(275,761)	(250,459)
Medical and Fluid Solutions	(70,893)	(67,453)	(105,155)	(102,065)
Advanced Technology Solutions	(98,396)	(93,965)	(144,771)	(139,282)
Total segment adjusted selling and administrative expenses	(357,300)	(331,708)	(525,687)	(491,806)
Depreciation
Industrial Precision Solutions	6,166	5,998	18,128	17,237
Medical and Fluid Solutions	8,032	8,011	23,705	25,387
Advanced Technology Solutions	1,534	1,734	4,621	5,005
Total segment depreciation	15,732	15,743	46,454	47,629
EBITDA
Industrial Precision Solutions	129,900	130,130	363,789	356,453
Medical and Fluid Solutions	88,291	83,153	237,690	224,023
Advanced Technology Solutions	65,695	41,546	146,622	103,833
Total segment EBITDA	283,886	254,829	748,101	684,309
Inventory step-up amortization	(2,269)	—	(3,404)	(3,135)
Acquisition related costs	(576)	(235)	(1,110)	(1,778)
Severance and other	—	(451)	—	(16,725)
Divestiture and related charges	—	(12,211)	—	(12,211)
Depreciation and amortization	(36,546)	(37,847)	(109,446)	(112,454)
Corporate expenses	(21,403)	(16,318)	(47,441)	(40,542)
Interest expense	(20,823)	(26,258)	(65,896)	(79,389)
Interest and investment income	464	560	1,216	2,054
Pension settlement charge	—	—	(24,049)	—
Other - net	(16,794)	(2,945)	(6,357)	(5,380)
Income before taxes	$185,939	$159,124	$491,614	$414,749

Nordson Corporation
The following table presents additional information about our reportable segments:

	Industrial Precision Solutions	Medical and Fluid Solutions	Advanced Technology Solutions	Corporate	Total
Three months ended July 31, 2026
Amortization of intangibles	$7,521	$9,520	$2,304	$—	$19,345
Property, plant and equipment expenditures	3,157	4,111	4,327	1,025	12,620

Three months ended July 31, 2025
Amortization of intangibles	$7,412	$9,674	$3,006	$—	$20,092
Property, plant and equipment expenditures	2,365	7,684	996	518	11,563

Nine months ended July 31, 2026
Amortization of intangibles	22,593	28,724	7,003	—	58,320
Property, plant and equipment expenditures	8,889	14,915	15,329	1,180	40,313

Nine months ended July 31, 2025
Amortization of intangibles	21,240	28,806	9,053	—	59,099
Property, plant and equipment expenditures	15,948	24,865	5,389	2,800	49,002

As of July 31, 2026
Identifiable assets (1)	1,884,140	2,188,585	812,137	1,063,058	5,947,920

As of October 31, 2025
Identifiable assets (1)	1,858,974	2,201,528	738,762	1,118,417	5,917,681
(1) Operating segment identifiable assets include notes and accounts receivable net of allowance for doubtful accounts, inventories net of reserves, property, plant and equipment net of accumulated depreciation and goodwill. Corporate assets are principally cash and cash equivalents, deferred income taxes, leases, headquarter facilities and intangible assets.
We had significant net sales, measured based on their geographic destination, as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Net external sales
Americas	$331,471	$314,568	$901,654	$874,868
Europe	192,432	186,620	569,351	526,878
Asia Pacific	293,764	240,321	756,970	638,121
Total net external sales	817,667	741,509	2,227,975	2,039,867
Investments
The Company holds minority interests in certain companies that do not have readily determinable fair values. For each qualifying investment, the Company elects the measurement alternative under ASC 321, initially recognizing the investment at cost and subsequently adjusting the carrying amount for (i) impairment and (ii) observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments subject to the measurement alternative are classified in Other assets on the Consolidated Balance Sheets and were $5,026 and $13,996, at July 31, 2026 and October 31, 2025, respectively. Adjustments (upward or downward) and impairment losses, if any, are recognized in earnings within Other income (expense) - net and were not material for the three and nine months ended July 31, 2026 and 2025. If a readily determinable fair value for the investments subsequently becomes available, we will be required to record the investment at fair value with any unrealized gains or losses being recognized in earnings each period.
In December 2025, one of the Company's minority interest investments was publicly listed on a foreign stock exchange. The fair value of this investment is included in Other assets on the Consolidated Balance Sheets and was $6,636 as of July 31, 2026. The unrealized loss of $14,892 for the three months ended July 31, 2026 and unrealized gain of $2,481 for the nine months ended

Nordson Corporation
July 31, 2026 was included in Other income (expense) - net in the Condensed Consolidated Statements of Income. Nordson is contractually restricted from selling any shares in this investment until December 2028, and there are no circumstances that could cause this restriction to lapse earlier.
Fair value measurements
The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following tables present the classification of our assets and liabilities measured at fair value on a recurring basis:

July 31, 2026	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(58,344)	$—	$(58,344)	$—
Deferred compensation plans (2)	(14,046)	—	(14,046)	—
Minority interest investment (3)	6,636	6,636	—	—

October 31, 2025	Total	Level 1	Level 2	Level 3
Net derivative contracts (1)	$(55,367)	$—	$(55,367)	$—
Deferred compensation plans (2)	(11,885)	—	(11,885)	—
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

	July 31, 2026		October 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt (including current portion)	$1,731,005	$1,743,471	$1,996,254	$2,038,869
Long-term and short-term debt is valued by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying amount of long-term debt is shown net of unamortized debt issuance costs and bond discounts as described in the Debt Note.
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

Nordson Corporation
We are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. These financial instruments include cash deposits and foreign currency forward contracts. We periodically monitor the credit ratings of these counterparties in order to minimize our exposure. Our customers represent a wide variety of industries and geographic regions. As of July 31, 2026 and 2025, there were no significant concentrations of credit risk.
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
The following table provides information regarding the Company's outstanding interest rate derivatives that were used to hedge changes in fair value attributable to interest rate risk:

	Interest rate swaps - notional amount	Cumulative adjustment to long-term debt from application of hedge accounting	Carrying value of hedged debt
Interest rate swaps	$300,000	$884	$300,884
The following table provides information regarding the balance sheet and income statement impacts of the Company's derivatives:

July 31, 2026	Notional Amount $	Prepaid and other current assets	Other assets	Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$842,598	$5,693	$—	$4,697	$60,241	Net investment
Interest rate swap	300,000	493	391	—	—	Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,145,805	5,134	—	5,117	—
Total		$11,320	$391	$9,814	$60,241

Nordson Corporation

October 31, 2025	Notional Amount $	Prepaid and other current assets	Other assets	Accrued liabilities	Other long-term liabilities	Type of hedge
Derivatives designated as hedges:
Cross-currency swap	$863,904	$5,937	$—	$676	$61,725	Net investment
Interest rate swap	300,000	1,133	10,353	—	—	Fair value

Derivatives not designated as hedges:
Foreign currency forward contracts	1,137,956	4,961	—	15,350	—
Total		$12,031	$10,353	$16,026	$61,725

	Gain (Loss) Recognized		Gain (Loss) Recognized		Location
	Three Months Ended		Nine Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Derivatives designated as hedges:
Interest rate swaps	$(5,520)	$3,912	$(10,882)	$8,655	Interest expense
Hedged item	$5,520	$(3,912)	$10,882	$(8,655)	Interest expense

Cross-currency swap - interest component	$5,372	$3,552	$13,698	$10,830	Interest expense
Cross-currency swap - effective portion	$9,789	$(8,919)	$(7,379)	$(35,675)	Cumulative translation

Derivatives not designated as hedges
Foreign currency forward contracts	$(515)	$(19,609)	$10,407	$(1,658)	Other income (expense) - net
Foreign currency balance sheet remeasurement	$(1,507)	$16,568	$(17,109)	$(4,251)	Other income (expense) - net
Debt
A summary of the Company's debt is as follows:

	July 31, 2026	October 31, 2025
Revolving credit agreement	$—	$135,000
Commercial paper	192,000	—
Term loan due 2026	—	265,000
Term loan due 2031	2,698	—
Senior notes, due 2026-2027	10,000	20,000
Senior notes, due 2026-2030	90,000	130,000
5.600% Notes due 2028	350,000	350,000
5.800% Notes due 2033	500,000	500,000
4.500% Notes due 2029	600,000	600,000
	1,744,698	2,000,000
Less current maturities	10,000	315,000
Less short-term debt	192,000	—
Less unamortized debt issuance costs	12,795	13,167
Less bond discounts	1,782	2,065
Plus impact of interest rate swaps	884	11,486
Long-term maturities	$1,529,005	$1,681,254

Nordson Corporation
Revolving credit agreement — In January 2026, we entered into a $1,200,000 senior unsecured multicurrency revolving credit facility with a group of banks, maturing in January 2031 (the “Revolving Credit Agreement”), which amended and restated the Company’s previous unsecured senior credit agreement, dated June 6, 2023, that included a term loan facility in the aggregate principal amount of $300,000, maturing in June 2026, and a multicurrency revolving credit facility in the aggregate principal amount of $922,500, maturing in June 2028. The Company had zero borrowings outstanding under the Revolving Credit Agreement as of July 31, 2026. The Revolving Credit Agreement permits borrowing in U.S. Dollars, Euros, Sterling, Swiss Francs, Singapore Dollars, Japanese Yen, and each other currency approved by the Revolving Agent and the Revolving Credit Banks (each as defined in the Revolving Credit Agreement). Loans under the Revolving Credit Agreement bear interest at the sum of (i) either a base rate or, depending on the currency, a SOFR rate, EURIBOR rate, TIBOR rate, SORA rate, SONIA rate or SARON rate (each as defined in the Revolving Credit Agreement) plus (ii) an applicable margin. The applicable margin is based on either the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) or then current Debt Rating (as defined in the Revolving Credit Agreement). The weighted-average interest rate at July 31, 2026 was 4.56%.
Commercial paper — In June 2026, we established a new commercial paper program (the “Program”), under which the Company may issue unsecured commercial paper notes (the “Notes”) on a private placement basis up to a maximum aggregate amount outstanding at any time of $1,200,000. A national bank acts as the issuing and paying agent under the Program pursuant to the terms of an issuing and paying agent agreement. Under the Program, the Company may issue Notes from time to time, and the proceeds of the Notes will be used for general corporate purposes.
The maturities of the Notes will vary, but may not exceed 364 days from the date of issue. The face or principal amount of Notes outstanding under the Program at any time may not exceed $1,200,000. The Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based on market conditions at the time of the issuance of the Notes.
Our Revolving Credit Agreement is the liquidity backstop for the repayment of any Notes under the Program. Outstanding borrowings under the Program as of July 31, 2026 were $192 million. The Company’s commercial paper borrowings are classified as short-term debt in the condensed consolidated balance sheets.
Senior notes, due 2026-2027 — These unsecured fixed-rate notes entered into in 2015 with a group of insurance companies have a remaining weighted-average life of 0.99 years. The weighted-average interest rate at July 31, 2026 was 3.19%.
Senior notes, due 2026-2030 — These unsecured fixed-rate notes entered into in 2018 with a group of insurance companies have a remaining weighted-average life of 2.78 years. The weighted-average interest rate at July 31, 2026 was 4.11%.
5.600% Notes, due 2028 and 5.800% Notes, due 2033 — In September 2023, we completed an underwritten public offering of $350,000 aggregate principal amount of 5.60% Notes due 2028 and $500,000 aggregate principal amount of 5.80% Notes due 2033.
4.500% Notes, due 2029 — In September 2024, we completed an underwritten public offering of $600,000 aggregate principal amount of 4.50% Notes due 2029.
Term loan, due 2031— In May 2026, the Company entered into a five-year term loan. As of July 31, 2026, we borrowed and had outstanding $2,698 under the term loan. The weighted-average interest rate at July 31, 2026 was 7.65%.
We were in compliance with all debt covenants at July 31, 2026, and the amount we could borrow would not have been limited by any debt covenants.
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
As of July 31, 2026, we had approximately 8,200 employees worldwide. We have principal manufacturing operations and sources of supply in the United States, the People’s Republic of China, Germany, Ireland, India, Israel, Italy, Mexico, the Netherlands and the United Kingdom.
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
Results of Operations
Below is a detailed comparison of our results of operations for the nine months ended July 31, 2026 and July 31, 2025.
As used throughout this Quarterly Report on Form 10-Q, geographic regions include the Americas (United States, Canada, Mexico and Central and South America), Asia Pacific and Europe.
Consolidated Financial Results
Consolidated financial results for the three months ended July 31, 2026 and July 31, 2025 were as follows:

	Three Months Ended
(In thousands except for per-share amounts)	July 31, 2026	July 31, 2025	Change
Sales	$817,667	$741,509	10.3%
Cost of sales	363,935	334,992	8.6%
Gross margin	453,732	406,517	11.6%
Gross margin %	55.5%	54.8%	0.7%
Selling and administrative expenses	230,640	206,539	11.7%
Divestiture and related charges	—	12,211	100.0%
Operating profit	223,092	187,767	18.8%
Interest expense - net	(20,359)	(25,698)	(20.8)%
Other expense - net	(16,794)	(2,945)	470.3%
Income before income taxes	185,939	159,124	16.9%
Income tax expense	33,093	33,340	(0.7)%
Net income	$152,846	$125,784	21.5%

Nordson Corporation
Consolidated financial results for the nine months ended July 31, 2026 and July 31, 2025 were as follows:

	Nine Months Ended
(In thousands except for per-share amounts)	July 31, 2026	July 31, 2025	Change
Sales	$2,227,975	$2,039,867	9.2%
Cost of sales	1,004,044	923,550	8.7%
Gross margin	1,223,931	1,116,317	9.6%
Gross margin %	54.9%	54.7%	0.2%
Selling and administrative expenses	637,231	606,642	5.0%
Divestiture and related charges	—	12,211	100.0%
Operating profit	586,700	497,464	17.9%
Interest expense - net	(64,680)	(77,335)	(16.4)%
Pension settlement charge	(24,049)	—	100.0%
Other expense - net	(6,357)	(5,380)	18.2%
Income before income taxes	491,614	414,749	18.5%
Income tax expense	88,070	81,909	7.5%
Net income	$403,544	$332,840	21.2%
Net Sales
Net sales for the IPS, MFS and ATS segments were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jul 31, 2026	% of Total	Jul 31, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$367,249	44.9%	$350,784	47.3%	3.3%	0.9%	0.5%	4.7%
MFS	230,538	28.2%	219,465	29.6%	10.6%	(5.6)%	—%	5.0%
ATS	219,880	26.9%	171,260	23.1%	30.9%	—%	(2.5)%	28.4%
Total	$817,667		$741,509		11.7%	(1.2)%	(0.2)%	10.3%

	Nine Months Ended				Variance - Increase (Decrease)
	Jul 31, 2026	% of Total	Jul 31, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
IPS	$1,044,576	46.9%	$970,079	47.6%	3.8%	0.6%	3.3%	7.7%
MFS	636,571	28.6%	615,883	30.2%	7.1%	(4.6)%	0.9%	3.4%
ATS	546,828	24.5%	453,905	22.2%	20.1%	—%	0.4%	20.5%
Total	$2,227,975		$2,039,867		8.4%	(1.2)%	2.0%	9.2%
Three Months Ended July 31, 2026
The IPS organic sales increase of 3.3 percent was driven by strength in packaging, industrial coatings, polymer processing and nonwovens product lines. MFS organic sales increased 10.6 percent which was driven by growth in engineered fluid solutions and medical product lines. The ATS organic sales increase of 30.9 percent was driven by strong growth in electronics dispense and test and inspection product lines.
Nine Months Ended July 31, 2026
The IPS organic sales increase of 3.8 percent was driven by growth in virtually all product lines with particular strength in industrial coating, precision agriculture and polymer processing product lines. MFS organic sales increased 7.1 percent driven by strong growth in engineered fluid solutions and modest growth in all other medical product lines. The ATS organic sales increase of 20.1 percent was driven by exceptional growth in electronics dispense and test and inspection product lines.

Nordson Corporation
Net Sales by region were as follows:

	Three Months Ended				Variance - Increase (Decrease)
	Jul 31, 2026	% of Total	Jul 31, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
Americas	$331,471	40.5%	$314,568	42.4%	7.3%	(2.5)%	0.6%	5.4%
Europe	192,432	23.5%	186,620	25.2%	3.2%	(0.3)%	0.2%	3.1%
Asia Pacific	293,764	36.0%	240,321	32.4%	24.1%	(0.1)%	(1.8)%	22.2%
Total	$817,667		$741,509		11.7%	(1.2)%	(0.2)%	10.3%

	Nine Months Ended				Variance - Increase (Decrease)
	Jul 31, 2026	% of Total	Jul 31, 2025	% of Total	Organic	Acquisitions / Divestitures	Currency	Total
Americas	$901,654	40.5%	$874,868	42.9%	4.5%	(2.3)%	0.9%	3.1%
Europe	569,351	25.6%	526,878	25.8%	3.1%	(0.2)%	5.2%	8.1%
Asia Pacific	756,970	34.0%	638,121	31.3%	18.2%	(0.1)%	0.5%	18.6%
Total	$2,227,975		$2,039,867		8.4%	(1.2)%	2.0%	9.2%

Gross profit and Selling and administrative expenses
Gross margins were 55.5 percent and 54.8 percent for the three months ended July 31, 2026 and July 31, 2025, respectively. Gross margins were 54.9 percent and 54.7 percent for the nine months ended July 31, 2026 and July 31, 2025, respectively. Selling and administrative expenses increased for the three and nine months ended July 31, 2026 in support of higher sales and were up slightly as a percentage of sales for the third quarter but declined as a percentage of sales year to date.

Nordson Corporation
Profit
Segment EBITDA for the IPS, MFS and ATS segments and a reconciliation to consolidated operating profit were as follows for the three and nine months ended July 31, 2026 and July 31, 2025, respectively:

	Three Months Ended
	Jul 31, 2026	% of Sales	Jul 31, 2025	% of Sales	% of Sales Change
Industrial precision solutions	$129,900	35.4%	$130,130	37.1%	(1.7)%
Medical and fluid solutions	88,291	38.3%	83,153	37.9%	0.4%
Advanced technology solutions	65,695	29.9%	41,546	24.3%	5.6%
Total segment EBITDA	283,886	34.7%	254,829	34.4%	0.3%
Inventory step-up amortization	(2,269)		—
Acquisition costs	(576)		(235)
Severance and other	—		(451)
Divestiture and related charges	—		(12,211)
Depreciation and amortization	(36,546)		(37,847)
Corporate expenses	(21,403)		(16,318)
Operating profit	$223,092		$187,767

	Nine Months Ended
	Jul 31, 2026	% of Sales	Jul 31, 2025	% of Sales	% of Sales Change
Industrial precision solutions	$363,789	34.8%	$356,453	36.7%	(1.9)%
Medical and fluid solutions	237,690	37.3%	224,023	36.4%	0.9%
Advanced technology solutions	146,622	26.8%	103,833	22.9%	3.9%
Total segment EBITDA	748,101	33.6%	684,309	33.5%	0.1%
Inventory step-up amortization	(3,404)		(3,135)
Acquisition costs	(1,110)		(1,778)
Severance and other	—		(16,725)
Divestiture and related charges	—		(12,211)
Depreciation and amortization	(109,446)		(112,454)
Corporate expenses	(47,441)		(40,542)
Operating profit	586,700		497,464

Three Months Ended July 31, 2026
Segment EBITDA for IPS decreased 170 basis points despite higher sales due to continued investment in innovation and select near-term inflationary pressures. Segment EBITDA for MFS increased 40 basis points on higher sales. Segment EBITDA for ATS increased 560 basis points driven by robust sales growth and actions taken to improve operations and footprint in prior periods.
Consolidated operating profit increased in 2026 compared to 2025 principally due to the overall increase in segment EBITDA and absence of divestiture charges.
Nine Months Ended July 31, 2026
Segment EBITDA for IPS decreased 190 basis points despite higher sales due to unfavorable product and geographic mix in the first quarter, continued investment in innovation and select near-term inflationary pressures. Segment EBITDA for MFS increased 90 basis points due to higher sales and favorable mix from the divestiture of the contract manufacturing business, partially offset by the impact of near-term product start-up headwinds. Segment EBITDA for ATS increased 390 basis points driven by robust sales growth, controlled selling and administrative expenses and actions taken to improve operations and footprint in prior periods.
Consolidated operating profit increased in 2026 compared to 2025 principally due to the overall increase in segment EBITDA and the absence of severance costs and divestiture charges.

Nordson Corporation
Interest expense and Other expenses
Interest expense for the three months ended July 31, 2026 was $20,823, compared to $26,258 in the comparable period of 2025. The decrease, compared to the prior year period, was primarily due to lower average debt levels enabled by our strong cash generation and a stable-to-declining rate environment. Other expense - net for the three months ended July 31, 2026 was expense of $16,794 compared to expense of $2,945 in the comparable period of 2025. Included in other expense - net for the three months ended July 31, 2026 were unrealized losses on minority investments of $14,892, pension and postretirement income of $984, and $2,023 of foreign currency losses. Included in other expense - net for the three months ended July 31, 2025 were pension and postretirement income of $1,008 and $3,041 in foreign currency losses.
Interest expense for the nine months ended July 31, 2026 was $65,896, compared to $79,389 in the comparable period of 2025. The decrease, compared to the prior year period, was primarily due to lower average debt levels enabled by our strong cash generation and a stable-to-declining rate environment. Other expense - net was $6,357 compared to expense of $5,380 in the comparable period of 2025. Included in other expense - net for the nine months ended July 31, 2026 were unrealized losses on minority investments of $2,481, pension and postretirement income of $2,906, and $6,702 of foreign currency losses. Included in other expense - net for the nine months ended July 31, 2025 were pension and postretirement income of $3,042 and $5,909 in foreign currency losses.
During the second quarter of 2026, we completed a partial plan settlement transaction in regards to our U.S. pension plan in which plan assets amounting to $104,148 were used to purchase a group annuity contract from RGA. The settlement resulted in a loss of $24,049 for the nine months ended July 31, 2026 as shown on the Condensed Consolidated Statements of Income.
Income Tax Expense
Income tax expense was $33,093, or 17.8% of pre-tax income, for the three months ended July 31, 2026, as compared to $33,340, or 21.0% of pre-tax income for the three months ended July 31, 2025. Income tax expense was $88,070, or 17.9% of pre-tax income, for the nine months ended July 31, 2026, as compared to $81,909, or 19.7% of pre-tax income for the nine months ended July 31, 2025.
Net Income
Net income was $152,846, or $2.73 per diluted share, for the three months ended July 31, 2026, compared to net income of $125,784, or $2.22 per diluted share, in the same period of 2025. This represented a 21.5 percent increase in net income and a 23.0 percent increase in diluted earnings per share. The increase of $0.51 per diluted share was primarily driven by higher operating profit, lower interest expense and the benefit of share repurchases, partially offset by a pension settlement charge and higher other expense.
Net income was $403,544, or $7.20 per diluted share, for the nine months ended July 31, 2026, compared to net income of $332,840, or $5.83 per diluted share, in the same period of 2025. This represented a 21.2 percent increase in net income and a 23.5 percent increase in diluted earnings per share. The increase of $1.37 per diluted share was primarily driven by higher operating profit, lower interest and tax expense, and the benefit of share repurchases, partially offset by a pension settlement charge.

Nordson Corporation
Financial Condition
Liquidity and Capital Resources
Cash and cash equivalents increased $4,989 during the nine months ended July 31, 2026. Approximately 81 percent of our consolidated cash and cash equivalents were held at various foreign subsidiaries as of July 31, 2026.
A comparison of cash flow changes for the nine months ended July 31, 2026 to the nine months ended July 31, 2025 is as follows:

	Nine Months Ended
	July 31, 2026		July 31, 2025	Increase (Decrease)
Net Income and non-cash items	$551,824		$469,659	$82,165
Changes in operating assets and liabilities	18,649		46,605	(27,956)
Net cash provided by operating activities	570,473		516,264	54,209

Additions to property, plant and equipment	(40,313)		(49,002)	8,689
Acquisitions of businesses, net of cash acquired	(11,643)		—	(11,643)
Other - net	(3,513)		4,272	(7,785)
Net cash used in investing activities	(55,469)		(44,730)	(10,739)

Proceeds from (repayment of) short-term debt - net	192,000		—	192,000
Net repayment of long-term debt - net	(450,025)		(94,664)	(355,361)
Repayment of finance lease obligations	(5,633)		(4,083)	(1,550)
Dividends paid	(137,384)		(133,008)	(4,376)
Issuance of common shares	49,143		5,419	43,724
Purchase of treasury shares	(158,792)	(158,792)	(218,194)	59,402
Net cash used in financing activities	$(510,691)		$(444,530)	$(66,161)
The increase in operating assets and liabilities was principally driven by an increase in accounts receivable to support higher sales demand. During the nine months ended July 31, 2026, the Company was able to utilize its strong cashflow generation to repay $258 million of debt, repurchase $159 million of common shares, pay $137 million in dividends, and fund capital projects to drive organic growth.
We have a $1,200,000 Revolving Credit Facility that matures in January 2031. We have a commercial paper program of $1,200,000 that uses the Revolving Credit Facility as a liquidity backstop. At July 31, 2026, we had zero outstanding under the Revolving Credit Facility and $192 million of outstanding commercial paper.
Our operating performance, balance sheet position and financial ratios for the nine months ended July 31, 2026 remained strong. We were in compliance with all covenants in the agreements governing our debt as of July 31, 2026. We believe the Company is well-positioned to manage liquidity needs that arise from working capital requirements, capital expenditures, contributions related to pension and postretirement obligations, principal and interest payments on our outstanding debt, dividends, and share repurchases. Our primary sources of capital to meet these needs, as well as other opportunistic investments, are a combination of cash on hand, which was $113,431 as of July 31, 2026, cash provided by operations, which was $570,473 for the nine months ended July 31, 2026, and available borrowings under our loan agreements and unused bank lines of credit, which totaled $1,142,987 as of July 31, 2026. Cash from operations, which when combined with our available borrowing capacity and ready access to capital markets, is expected to be more than adequate to fund our liquidity needs over the twelve months and the foreseeable future thereafter. The Company believes it has the ability to generate and obtain adequate amounts of cash to meet its short-term and long-term needs for cash. However, the impact of international conflicts, changes in trade policies, tariffs, and other import/export regulations of the United States and other nations could negatively impact our cash flow from operations and liquidity in future periods.

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
ITEM 4. CONTROLS AND PROCEDURES
Our management with the participation of the principal executive officer (president and chief executive officer) and principal financial officer (executive vice president and chief financial officer) has reviewed and evaluated our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of July 31, 2026. Based on that evaluation, our management, including the principal executive and financial officers, has concluded that our disclosure controls and procedures were effective as of July 31, 2026 in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes common shares repurchased by the Company during the three months ended July 31, 2026:

(In whole shares)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2026 to May 31, 2026	35,525	$282.17	35,430	$588,581
June 1, 2026 to June 30, 2026	33,429	$289.89	33,220	$578,949
July 1, 2026 to July 31, 2026	33,199	$290.30	32,751	$569,444
Total	102,153	$287.34	101,401	$569,444
(1) Includes shares tendered for taxes related to stock option exercises and vesting of restricted stock.
(2) On August 20, 2025, the Company announced that its board of directors authorized the repurchase of up to an additional $500,000 of the Company's common shares. As of July 31, 2026, approximately $569,444 remained available for share repurchases under existing share repurchase authorizations. Uses for repurchased shares include the funding of benefit programs including stock options and restricted stock. Shares purchased are treated as treasury shares until used for such purposes. The repurchase program will be funded using cash from operations and proceeds from borrowings under our credit facilities. The repurchase program does not have an expiration date.

Nordson Corporation
ITEM 5. OTHER INFORMATION
During the quarter ended July 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
101
The following financial information from Nordson Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2026 formatted in inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2026 and 2025, (iii) the Consolidated Balance Sheets at July 31, 2026 and October 31, 2025, (iv) the Consolidated Statements of Shareholders’ Equity for the three and nine months ended July 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104
The cover page from Nordson Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in inline Extensible Business Reporting Language (iXBRL) (included in Exhibit 101).

Nordson Corporation
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2026	Nordson Corporation

/s/ Joseph Rutledge
Joseph Rutledge
Chief Accounting Officer